Form 10-Q
period 1994-01-31
EATON VANCE CORP
filed 1994-03-17
CIK 350797

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


  For the period ended January 31, 1994          Commission File No. 1-8100



                                  EATON VANCE CORP
(Exact name of registrant as specified in its charter)


              Maryland                                 04-2718215
  (State or other jurisdiction of         (I.R.S. Employer Identification No.
   incorporation or organization)


  24 Federal Street, Boston, Massachusetts                           02110
  (Address of principal executive offices)                        (Zip Code)


   (617) 482-8260           Registrant's telephone number, including area code


                                      None
   (Former name, address and former fiscal year, if changed since last record)


    Shares outstanding as of January 31, 1994:
       Voting common stock - 19,360 shares
      Non-Voting Common Stock - 9,244,690 shares

  Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES  X        NO    .












                              Page 1 of 17 pages

                                     PART I


                              FINANCIAL INFORMATION

Consolidated Balance Sheets
(unaudited)

ASSETS
                                                  January 31,    October 31,
                                                     1994           1993
                                                  (all figures in thousands)
Current Assets:
Cash and equivalents                              $ 13,762       $ 12,414
Receivable for investment company
 shares sold                                         4,209          3,007
Investment adviser fees and other
 receivables                                         2,933          2,923
Marketable securities, at market (cost $3,185)       3,497            -
Other current assets                                 3,173          1,390
 Total current assets                               27,574         19,734

Investors Bank & Trust Company Assets:
Cash and equivalents                                23,767         16,241
Investment securities (market value
 $79,952 and $82,404, respectively)                 78,067         80,206
Loans, less allowance for possible
 loan losses                                        12,699         10,221
Accrued interest and fees receivable                 7,012          5,668
Equipment and leasehold improvements, net            3,087          3,010
Other assets                                         5,026          4,838
 Total bank assets                                 129,658        120,184

Other Assets:
Investments -
 Real estate                                        22,292         22,448
 VenturesTrident, L.P. and
  VenturesTrident II, L.P.                           3,846          6,924
 Investment companies (market value
  $5,362 and $5,025, respectively)                   3,616          3,377
  Other investments                                  3,837          4,154
Notes receivable & receivables from affiliates       3,343          3,381
Deferred sales commissions                         260,778        240,017
Property and equipment, net                          3,699          3,329
Goodwill                                             1,971          1,999
 Total other assets                                303,382        285,629
  Total assets                                    $460,614       $425,547




                 See notes to consolidated financial statements

(unaudited)

LIABILITIES AND                                   January 31,    October 31,
SHAREHOLDERS'                                        1994           1993
EQUITY                                            (all figures in thousands)

Current Liabilities:

Payable for investment company
 shares purchased                                 $  4,275       $  3,073
Accrued compensation                                 2,189          8,626
Accounts payable and accrued expenses                4,630          4,046
Accrued income taxes                                 1,206          1,443
Dividend payable                                     1,300          1,285
Other current liabilities                            1,359            603
 Total current liabilities                          14,959         19,076

Investors Bank & Trust Company Liabilities:

Demand and time deposits                           112,862        104,851
Other                                                2,959          3,624
 Total bank liabilities                            115,821        108,475

Other Liabilities:

Note payable to unaffiliated banks                  61,950         42,300
Mortgage notes payable                              16,678         16,759
Subordinated debentures                             14,169         14,169
Minority interest in consolidated subsidiaries       2,447          2,340
  Total other liabilities                           95,244         75,568
Deferred income taxes                               81,450         77,128
Commitments                                              0              0

Shareholders' Equity:

Common stock, par value $.0625 per share-
 Authorized, 80,000 shares
 Issued, 19,360 shares                                   1              1
Non-voting common stock, par value
 $.0625 per share-
 Authorized, 11,920,000 shares
 Issued 9,244,690 and 9,134,218 shares
  respectively                                         579            571
Additional paid-in capital                          54,752         52,845
Notes receivable from stock sales                   (2,287)        (1,804)
Retained earnings                                  100,095         93,687
 Total shareholders' equity                        153,140        145,300
  Total liabilities and shareholders' equity      $460,614       $425,547



                 See notes to consolidated financial statements

Consolidated Statements of Income
(unaudited)
                                                     Three Months Ended
                                                         January 31,
                                                     1994           1993
                                                   (in thousands, except
                                                     per share figures)
Income:

Investment adviser and administration fees         $21,444        $17,434
Distribution income                                 20,925         15,634
Bank fee income                                      9,081          7,756
Bank net interest income                             1,188            891
Real estate, oil and gas, other income               1,252          1,107
 Total income                                       53,890         42,822

Expenses:

Compensation of officers and employees              17,439         14,556
Amortization of deferred sales commissions          12,751          8,847
Other expenses                                      10,874          9,085
 Total expenses                                     41,064         32,488

 Operating income                                   12,826         10,334

Other income (Expense):

Interest income                                        132            241
Share of partnership income (losses)                   736           (926)
Interest expense                                    (1,351)        (1,364)
 Income before income taxes                         12,343          8,285

Income taxes:

 Currently payable-
  Federal                                               -             151
  State                                                295            127
 Deferred-
  Federal                                            4,485          2,373
  State                                              1,157            710
   Total income taxes                                5,937          3,361
Net income before cumulative effect of
  change in accounting for income taxes              6,406          4,924
Cumulative effect of change in
 accounting for income taxes                         1,300            -
  Net income                                       $ 7,706        $ 4,924
Earnings per share before cumulative effect of
  change in accounting for income taxes             $0.67          $0.62
Cumulative effect of change in
  accounting for income taxes per share              $0.14          $ -
Earnings per share                                   $0.81          $0.62
Dividends declared, per share                        $0.14          $0.11
Average common shares outstanding                    9,530          7,969

                 See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(unaudited)                                               Three Months ended
                                                               January 31,
                                                           1994           1993
                                                             (in thousands)
Cash and Equivalents (including IB&T),
  Beginning of period................................... $28,655       $ 9,535

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................   7,706         4,924

Adjustments to reconcile net income to net cash
 provided by (used for) operating activities--
Share of net (income) loss of partnerships..............    (736)          984
Deferred income taxes...................................   5,632         3,083
Change in accounting principle..........................  (1,300)          -
Amortization of deferred sales commissions..............  12,751         8,847
Depreciation and other amortization.....................   1,282         1,017
Payments of sales commissions........................... (38,527)      (27,852)
Capitalized sales charges received......................   4,969         5,103
Change in refundable income taxes.......................       0         1,036
Changes in other assets and liabilities.................  (9,097)       (7,918)
 Net cash provided by (used for) operating activities... (17,320)      (10,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from (investment in) partnerships.........     -             (75)
Additions to real estate, property and equipment........    (842)         (356)
Net (increase) decrease in notes and other receivables..    (550)         (291)
Net (increase) decrease in investment companies
 and other investments..................................     115          (434)
Proceeds from sales and maturities of
 investment securities..................................   1,761           430
Decrease (increase) in federal funds sold...............       0        13,250
Net (increase) decrease in loans........................  (2,478)         (484)
 Net cash provided by (used for) investing activities...  (1,994)       12,040

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable.............................  31,350        25,300
Payments on notes payable............................... (11,777)      (15,674)
Proceeds from the issuance of non-voting common stock...   1,946         2,329
Dividends paid..........................................  (1,314)         (858)
Repurchase of non-voting common stock...................     (28)         (771)
Changes in demand and time deposits.....................   8,011       (11,051)
  Net cash provided by (used for) financing activities..  28,188          (725)
   Net increase in cash and equivalents.................   8,874           539

Cash and equivalents (including IB&T), end of period.... $37,529       $10,074


NONCASH INVESTING ACTIVITY:

Distribution of securities from Gold mining partnership  $ 3,815       $  -

SUPPLEMENTAL INFORMATION:

Interest paid........................................... $ 1,031       $ 1,101

Income taxes paid (refunded)............................ $   686       $  (417)

                   See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) January 31, 1994

(1) Consolidating Financial Statements

    The components of the January 31, 1994 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

BALANCE SHEET                                                  January 31, 1994
                         Investment          Real    Mining        Consolidated
                         Management Banking  Estate  Oil&Gas Eliminations Total
Current Assets:                               (in thousands)
Cash and equivalents       $ 16,053 $   -    $   595 $   172 $ (3,058) $ 13,762
Receivables and other
 current assets               9,526              754   3,907     (375)   13,812
 Total current assets        25,579            1,349   4,079   (3,433)   27,574
IB&T Co. Assets:                     129,658                            129,658
Other Assets:
Investments-
 Real estate                                  22,292                     22,292
 VenturesTrident,L.P. &
  VenturesTrident II,L.P.                              3,846              3,846
Investments in and
 advances to
 Northeast Properties, Inc.   6,118                            (6,118)
 Investors Bank & Trust Co.   8,378                            (8,378)
 Marblehead Energy Corp.        396                              (396)
 Energex Corp.                  408                              (408)
 Mining related subs.        10,287                           (10,287)
 Investment companies         3,616                                       3,616
 Other investments            1,791                    2,046              3,837
Notes and other receivables                      336   3,007              3,343
Deferred sales commissions  260,453              325                    260,778
Property & equipment          3,314                1     384              3,699
Goodwill                      1,959               12                      1,971
Intercompany receivable
 (payable)                                     2,399    (130)  (2,269)
Total assets               $322,299 $129,658 $26,714 $13,232 ($31,289) $460,614

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)-January 31, 1994

BALANCE SHEET (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    January 31,
                                                                           1994
                         Investment          Real    Mining        Consolidated
                         Management Banking  Estate  Oil&Gas Eliminations Total
                                            (in thousands)
Current Liabilities:
Payable for investment
 company shares purchased  $  4,275 $  -     $  -    $  -    $     -   $  4,275
Accrued compensation          2,189                                       2,189
Accounts payable and
 accrued expenses             4,484              118     174     (146)    4,630
Accrued income taxes              2              (13)  1,217              1,206
Dividend payable              1,300                                       1,300
Other current liabilities     1,406              328             (375)    1,359
 Total current liabilities   13,656              433   1,391     (521)   14,959
IB&T Co. Liabilities                 118,879                   (3,058)  115,821
Other Liabilities:
Note payable to two
 unaffiliated banks          61,950                                      61,950
Mortgage notes payable                        16,678                     16,678
Subordinated debentures      14,169                                      14,169
Minority interest in
 consolidated subsidiary                                        2,447     2,447
 Total Other Liabilities     76,119           16,678            2,447    95,244
Deferred income taxes        79,339            1,084   1,027             81,450
 Shareholders' Equity       153,185   10,779   8,519  10,814  (30,157)  153,140
Total Liabilities & Equity $322,299 $129,658 $26,714 $13,232 ($31,289) $460,614

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)-January 31, 1994

STATEMENT OF INCOME
                                                                  Three months
                                                                     ended
                                                               January 31, 1994

                         Investment          Real    Mining        Consolidated
                         Management Banking  Estate  Oil&Gas Eliminations Total

                                       (all figures in thousands)
Income:
Investment adviser and
 administration fees       $ 20,876 $      0 $     0 $   568 $      0 $ 21,444
Distribution income          20,925                                     20,925
Bank fee income                        9,218                     (137)   9,081
Bank net interest income               1,162                       26    1,188
Real Estate, Oil & Gas
 and Other income               241            1,309      94     (392)   1,252
 Total Income                42,042   10,380   1,309     662     (503)  53,890

Expenses:

Compensation of officers
 and employees               11,097    6,130     163      49            17,439
Amortization of deferred
 sales commissions           12,751                                     12,751
Other expenses                6,065    3,470     871     877     (409)  10,874
 Total expenses              29,913    9,600   1,034     926     (409)  41,064
 Operating income (loss)     12,129      780     275    (264)     (94)  12,826

Other Income (Expense):

Interest income                  78               15      65      (26)     132
Share of partnership
 income (losses)                 40              (40)    736               736
Interest expense               (986)            (365)                   (1,351)
Income before Income Taxes   11,261      780    (115)    537     (120)  12,343
Income Taxes                  4,797      253     (48)    935             5,937
Net Income (Loss), before
 cumulative effect of
 change in accounting
 for income taxes             6,464      527     (67)   (398)    (120)   6,406
Cumulative effect of
 change in accounting
 for income taxes             1,374      -       129    (203)     -      1,300
  Net Income (Loss)          $7,838     $527     $62   ($601)   ($120)  $7,706

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - January 31, 1994

(2) Investment in VenturesTrident, L.P. ("V.T.") and VenturesTrident II, L.P. ("V.T.II")

    The balance sheets of V.T. and V.T.II at January 31, 1994 and October 31, 1993 follow:

VenturesTrident, L.P. (unaudited)                      January 31, October 31,
                                                         1994         1993
                                                           (in thousands)
  Assets
  Cash and short-term investments....................   $  184      $  280
  Investments, at fair value.........................    6,008       6,702
  Other assets.......................................       64          80
            Total....................................   $6,256      $7,062
  Liabilities and Partners' Capital:
  Liabilities........................................   $1,905      $1,909
  Partners' capital..................................    4,351       5,153
            Total....................................   $6,256      $7,062

VenturesTrident II, L.P. (unaudited)                   January 31, October 31,
                                                          1994        1993
                                                           (in thousands)
  Assets
  Cash and short-term investments....................  $   450     $   818
  Investments, at fair value.........................   55,339      92,279
  Other assets.......................................      889       1,189
            Total....................................  $56,678     $94,286
  Liabilities and Partners' Capital:
  Liabilities........................................  $ 1,924     $ 1,941
  Partners' capital..................................   54,754      92,345
            Total....................................  $56,678     $94,286

   For the three months ended January 31, 1994 and 1993 the unaudited operating results of V.T. reflect net investment income (losses) of ($802,000) and $4,546,000, respectively, including realized and unrealized losses on investments of ($716,000) and ($4,616,000), respectively.

   For the three months ended January 31, 1994 and 1993, the unaudited operating results of V.T.II reflect net operating income (losses) of $4,409,000 and ($7,206,000), respectively, including realized gains (losses) on investments of $4,765,000 and ($8,454,000), respectively.

   On January 18, 1994, V.T.II distributed 1,750,000 shares of Pegasus Gold Corporation, with a value of $24 million, to its partners. The Company received 159,000 shares of Pegasus Gold Corporation, which represents its partnership interests in V.T.II.

   For the three months ended January 31, 1994 and 1993, the Company's share of the income of V.T. and V.T.II as accounted for under the equity method was $737,000 and ($964,000), respectively. At January 31, 1994, the Company's investment in V.T. and V.T.II approximated its share of the carrying value of the underlying net assets of each partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - January 31, 1994

(3)  Non-Voting Common Stock Options

   Options to subscribe to shares of non-voting common stock are summarized as follows:

                                    Shares Under Option   Option Price Range

Balance, October 31, 1992..............   740,400           $ 3.95 - 17.00
Exercised..............................  (216,200)            3.95 - 15.75
Granted................................   202,084            27.25 - 33.50
Cancelled/Expired......................    (7,600)            8.75 - 15.75

Balance, October 31, 1993..............   718,684             8.75 - 33.50
Exercised..............................   (80,100)            8.75 - 27.25
Granted................................   109,970                    34.00
Cancelled/Expired......................    (2,500)                   27.25

Balance, January 31, 1994..............   746,054           $ 8.75 - 34.00

   At January 31, 1994, options for 474,911 shares were exercisable. Options for 271,143 additional shares will become exercisable over the next four years.


(4)  Net Capital Requirements

   A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) requiring such subsidiary to maintain a certain level of net capital (as defined). For purposes of this rule the subsidiary had net capital of $8,803,661 at January 31, 1994, which exceeded the net capital requirement of $164,234 as of that date.


(5)  Property and Equipment

   Property and equipment (including Bank furniture and equipment) at January 31, 1994, and October 31, 1993 follow:

                                                       January 31, October 31,
                                                         1994       1993
                                                    (all figures in thousands)
At Cost:
Furniture and equipment..............................  $12,549     $11,544
Leasehold improvements...............................      635         530
  Total..............................................   13,184      12,074
Less accumulated depreciation........................    6,398      5,735
  Net book value.....................................  $ 6,786     $ 6,339

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - January 31, 1994

(6)  Real Estate Investments

   Real estate investments held at January 31, 1994 and October 31, 1993 follow:
                                                     January 31, October 31,
                                                        1994        1993
                                                    (all figures in thousands)

   Buildings.....................................      $27,112    $26,999
   Land..........................................        2,479      2,478
     Total.......................................       29,591     29,477
   Less: Accumulated depreciation................        6,823      6,594
     Net book value..............................       22,768     22,883
   Share of accumulated losses in excess of
    partnership interest.........................         (476)      (435)
     Total.......................................      $22,292    $22,448

(7)  Income Taxes

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" affective November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $1.3 million ($.14 per share) for the three months ended January 31, 1994.

   Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effect of significant items comprising the Company's net deferred tax liability as of November 1, 1993 are as follows:

      Deferred tax liabilities:
      Deferred commissions.................................. $93,250
      Differences between book and tax basis of property....   1,479
      Other.................................................   2,233

      Deferred tax assets:
      Operating loss carryforwards..........................  18,886
      Tax credit carryforwards..............................   1,659
      Other.................................................     589
                                                              21,134
      Valuation allowance...................................       0
      Net deferred tax liability............................ $75,828

   There was no change in the valuation allowance for the three months ended January 31, 1994.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - January 31, 1994

   As of October 31, 1993, the Company has a remaining operating loss carryforward of approximately $55 million, of which $13 million and $42 million can be carried forward to offset future taxable income through 2007 and 2008, respectively. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $1.7 million, of which $1.3 million and $.4 million can be carried forward to offset future regular tax liabilities through 2003 and 2005, respectively.

   The Company's effective tax rate increased from 41% in the first quarter of 1993 to 48% in the first quarter of 1994. A large part of the increase resulted from the reversal of the tax benefit recorded on unrealized losses booked in prior periods.


(8)  Earnings Per Common and Common Equivalent Share

   Earnings per share for the three months ended January 31, 1994 and January 31, 1993, are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,530,471 and 7,969,460. Earnings per common, non-voting common and common equivalent share assuming full dilution have not been presented because the dilutive effect is immaterial.

(9)  Subsequent Events

   On March 1, 1994, The Company announced that on April 1, 1994 it will call the 10% Subordinated Debentures due April 1, 1998. The Debentures have a face value of $14,16,000 and are being called at par.

(10)  Opinion of Management

   In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

Quarter ended January 31, 1994, compared with quarter ended January 31, 1993

INCOME

   Assets under management rose 37% to $16.3 billion at January 31, 1994, from $11.9 billion a year earlier. The sale of mutual fund shares was the primary contributor to the increase in assets. Sales of $1.4 billion in the first quarter set a new Company record and exceeded sales in the comparable 1993 quarter by 68%. Redemptions were $454 million during the first quarter of 1994 and $338 million in the same quarter of 1993.

   In the first quarter of 1994, total income increased 26% over that of the first quarter of 1993. Investment management revenues rose to $42 million, 29% over those for the comparable three months of 1993. The increase was a result of the increased assets under management. The revenue growth included an increase in distribution income from $15.6 million to $20.9 million despite the application in July, 1993, of a new NASD rule reducing the annual rate of the distribution plan payments received by the Company from its Marathon Family of funds from 1.0% to 0.75% of assets managed.

   Bank income increased 20% to $10.3 million from $8.6 million in the preceding period as a result of an increase in custody assets.

EXPENSES

   In the first quarter of 1994, total expenses rose 26% to $41.1 million, the largest single item being amortization of sales commissions, which increases 44% to $12.8 million. The increase is the result of greater assets under
management in funds with deferred sales commissions.    Compensation rose 20%
to $17.4 million, while other expenses increased 20% to $10.9 million. The increases in both categories were largely the result of increased sales and marketing efforts. Unrealized losses of $318,000 on shares of Pegasus Gold which were distributed to Eaton Vance Corp. for its General and Limited partnership interests are included in other expenses.

OTHER INCOME (EXPENSE)

   The Company's gold mining partnerships, V.T. and V.T.II, contributed a gain of $737,000 during the first quarter of 1994, rather than the $964,000 loss in the same quarter a year earlier.

TAXES

   The Company's effective tax rate increased from 41% in the first quarter of 1993 to 48% in the first quarter of 1994. A large part of the increase resulted from the reversal of the tax benefit previously recorded on unrealized losses booked in prior periods.

Item 2.  Management's Discussion and Analysis

NET INCOME OR LOSS

   Net income in the first quarter of 1994 amounted to $7,706,000 or $.81 per share on 9,530,000 average shares outstanding. Net income includes the cumulative effect of a change in accounting for income taxes of $1.3 million, or $0.14 per share. In the first quarter of 1993, net income was $4,924,000 or $0.62 per share on 7,969,000 average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   Most of the Company's income is received from its investment management and banking activities. Investment management income is provided primarily by investment adviser fees, administrative fees and distribution plan payments. These fees are directly related to the amount of assets under management.
Those assets rose 37% to $16.3 billion on January 31, 1994 from $11.9 billion a year earlier. The banking income is largely accounting and custody fees for assets in trust or custody at the Company's 77.3% owned banking subsidiary, Investors Bank & Trust Company. Assets under custody rose 22% to $55 billion on January 31, 1994, from $45 billion a year earlier.

   Investments in investment companies are carried at the lower of cost or market. At January 31, 1994 and October 31, 1993, the Company had gross unrealized gains of $1,746,000 and $1,648,000, respectively. The Company, as a non-managing partner of certain investment company partnerships, is required to maintain a minimum investment in such partnerships. At January 31, 1994, a minimum investment investment of $2,987,000 was required under the terms of the partnership agreements.

   On January 31, 1994, the Company had borrowings of $62 million under a $75 million revolving line of credit with two unaffiliated banks. Certain covenants in the credit agreement require specified levels of cash flow and net income and others restrict additional investment and indebtedness.

   The Company is currently arranging a $50 million Senior Note issue to increase credit availability and to convert a large part of its borrowings from a floating to a fixed interest rate. The Company intends to use a portion of the proceeds of the issue to call its outstanding $14 million of 10% Subordinated Debentures.

   On April 16, 1993, the Company completed a public offering and sale of 1.38 million shares of its Non-Voting Common Stock, par value $0.0625 per share.
The net proceeds of $44.0 million were used to repay a portion of the principal amount outstanding under the Company's bank credit agreement.

                                     PART II



OTHER INFORMATION





Item 5.  Other Information

    The Company announced in a press release dated March 1, 1994 that on April 1, 1994, it will call the 10% Subordinated Debentures due April 1, 1998. The Debentures have a face value of $14,169,000 and are being called at par.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EATON VANCE CORP.
                                                 (Registrant)




DATE: March 17, 1994                  /S/Curtis H. Jones
                                                 (Signature)
                                         Curtis H. Jones, Treasurer



DATE: March 17, 1994                  /S/John P. Rynne
                                                 (Signature)
                                        John P. Rynne, Comptroller