Form 10-Q
period 1994-04-30
EATON VANCE CORP
filed 1994-06-09
CIK 350797

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                  FORM 10-Q


           Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


  For the period ended April 30, 1994             Commission File No. 1-8100



                               EATON VANCE CORP.
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


   Shares outstanding as of April 30, 1994:
    Voting common stock - 19,360 shares
    Non-Voting Common Stock - 9,270,633 shares

  Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES  X        NO









                              Page 1 of 17 pages

                                     PART I


                            FINANCIAL INFORMATION

Consolidated Balance Sheets
(unaudited)

ASSETS
                                                   April 30,   October 31,
                                                     1994          1993
                                                 (all figures in thousands)

CURRENT ASSETS:

Cash and equivalents                               $ 13,482      $ 12,414
Receivable for investment company
 shares sold                                          1,588         3,007
Investment adviser fees and other
 receivables                                          2,302         2,923
Marketable securities, at market (cost $343)            234           -
Other current assets                                    972         1,390
 Total current assets                                18,578        19,734

INVESTORS BANK & TRUST COMPANY ASSETS:

Cash and equivalents                                  6,177        16,241
Investment securities (market value
 $75,546 and $82,404, respectively)                  76,443        80,206
Loans, less allowance for possible
 loan losses                                         12,151        10,221
Accrued interest and fees receivable                  5,977         5,668
Equipment and leasehold improvements, net             3,183         3,010
Other assets                                          4,198         4,838
 Total bank assets                                  108,129       120,184

OTHER ASSETS:

Investments -
 Real estate                                         22,094        22,448
 VenturesTrident, L.P. and
  VenturesTrident II, L.P.                            3,789         6,924
 Investment companies (market value
  $5,095 and $5,025, respectively)                    3,639         3,377
 Other investments                                    3,846         4,154
Notes receivable & receivables from affiliates        3,371         3,381
Deferred sales commissions                          267,825       240,017
Property and equipment, net                           3,608         3,329
Goodwill                                              1,943         1,999
 Total other assets                                 310,115       285,629
  Total assets                                     $436,822      $425,547




                 See notes to consolidated financial statements

(unaudited)

LIABILITIES AND                                    April 30,    October 31,
SHAREHOLDERS'                                        1994          1993
EQUITY                                            (all figures in thousands)

CURRENT LIABILITIES:

Payable for investment company
 shares purchased                                   $  1,605     $  3,073
Accrued compensation                                   4,358        8,626
Accounts payable and accrued expenses                  4,046        4,046
Accrued income taxes                                   1,460        1,443
Dividend payable                                       1,397        1,285
Other current liabilities                                883          603
 Total current liabilities                            13,749       19,076

INVESTORS BANK & TRUST COMPANY LIABILITIES:

Demand and time deposits                              89,377      104,851
Other                                                  3,747        3,624
 Total bank liabilities                               93,124      108,475

OTHER LIABILITIES:

6.22% Senior Note due 2004                            50,000         -
Note payable to unaffiliated banks                    16,800       42,300
Mortgage notes payable                                16,589       16,759
10% subordinated debentures                             -          14,169
Minority interest in consolidated subsidiaries         2,652        2,340
  Total other liabilities                             86,041       75,568
Deferred income taxes                                 84,454       77,128
Commitments                                             -            -

SHAREHOLDERS' EQUITY:

Common stock, par value $.0625 per share-
 Authorized, 80,000 shares
 Issued, 19,360 shares                                     1            1
Non-voting common stock, par value
 $.0625 per share-
 Authorized, 11,920,000 shares
 Issued 9,270,633 and 9,134,218 shares,
  respectively                                           581          571
Additional paid-in capital                            55,015       52,845
Notes receivable from stock sales                     (2,475)      (1,804)
Retained earnings                                    106,332       93,687
 Total shareholders' equity                          159,454      145,300
  Total liabilities and shareholders' equity        $436,822     $425,547



                 See notes to consolidated financial statements

Consolidated Statements of Income
(unaudited)
                                        Three Months Ended  Six Months Ended
                                             April 30,          April 30,
                                          1994      1993     1994      1993
                                      (in thousands, except per share figures)
INCOME:

Investment adviser and
 administration fees                    $21,679   $18,301   $43,123   $35,735
Distribution income                      19,402    16,842    39,545    31,720
Bank fee income                          10,726     7,911    19,807    15,667
Bank net interest income                  1,154     1,127     2,342     2,018
Real estate, oil and gas & other income   1,293     1,289     2,544     2,451
 Total income                            54,254    45,470   107,361    87,591

EXPENSES:

Compensation of officers and employees 16,928 15,295 34,367 29,851 Amortization of deferred sales
 commissions                             12,797     9,625    25,548    18,472
Other expenses                           11,727     8,679    21,501    16,681
 Total expenses                          41,452    33,599    81,416    65,004

 Operating income                        12,802    11,871    25,945    22,587

OTHER INCOME (EXPENSE):

Interest earned                             321       160       452       401
Share of partnership income (loss), etc.   (524)    2,154      (106)      846
Interest expense                         (1,430)   (1,346)   (2,781)   (2,710)
Income before income taxes               11,169    12,839    23,510    21,124

Income taxes:

 Currently payable-
  Federal                                   704       621       704       772
  State                                    (157)      142       138       269
 Deferred-
  Federal                                 2,595     4,156     7,080     6,529
  State                                     389       736     1,546     1,446
   Total income taxes                     3,531     5,655     9,468     9,016
Net income before cumulative effect
 of change in accounting for
 income taxes                             7,638     7,184    14,042    12,108
Cumulative effect of change in
 accounting for income taxes               -         -        1,300      -
  Net income                            $ 7,638   $ 7,184   $15,342   $12,108
Earnings per share before cumulative
 effect of change in accounting for
 income taxes                             $0.80     $0.86     $1.47     $1.48
Cumulative effect of change in
 accounting for income taxes per share     -         -          .14      -
Earnings per share                        $0.80     $0.86     $1.61     $1.48
Dividends declared, per share             $0.15     $0.12     $0.29     $0.23
Average common shares outstanding         9,574     8,384     9,552     8,177

                 See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(unaudited)                                                Six Months ended
                                                               April 30,
                                                          1994          1993
                                                            (in thousands)
Cash and equivalents (including IB&T),
  Beginning of period...................................  $ 28,655  $  9,535

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................    15,342    12,108
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities--
Share of net (income) loss of partnerships..............       106      (846)
Deferred income taxes...................................     8,626     7,975
Change in accounting principle..........................    (1,300)      -
Amortization of deferred sales commissions..............    25,548    18,533
Depreciation and other amortization.....................     2,436     2,058
Payments of sales commissions...........................   (64,947)  (64,461)
Capitalized sales charges received......................    11,807     9,247
Change in refundable income taxes.......................       -       1,036
Changes in other assets and liabilities.................    (2,517)   (3,388)
Net cash provided by (used for) operating activities....  $ (4,899) $(17,738)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from (investment in) partnerships.........       -         (75)
Additions to real estate, property and equipment........    (1,607)   (1,864)
Net (increase) decrease in notes and other receivables.. (689) (397) Net (increase) decrease in investment companies
 and other investments..................................     2,853      (755)
Proceeds from sales and maturities of
 investment securities..................................     3,112       851
Purchases of investment securities......................       -     (25,726)
Decrease (increase) in federal funds sold...............       -      13,200
Net (increase) decrease in loans........................    (1,930)   (1,549)
Net cash provided by (used for) investing activities....  $  1,739  $(16,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable.............................   107,000    44,400
Payments on notes payable...............................   (82,662)  (65,651)
Payment of 10% subordinated debentures..................   (14,169)     -
Proceeds from the issuance of non-voting common stock...     2,243    46,403
Dividends paid..........................................    (2,711)   (1,947)
Repurchase of non-voting common stock...................       (63)     (770)
Changes in demand and time deposits.....................   (15,474)   27,401
  Net cash provided by (used for) financing activities..  $ (5,836) $ 49,836

   Net increase (decrease) in cash and equivalents......  $ (8,996) $ 15,783

Cash and equivalents (including IB&T), end of period....  $ 19,659  $ 25,318

NONCASH INVESTING ACTIVITY:
Distribution of securities from gold mining partnership   $  3,815  $   -

SUPPLEMENTAL INFORMATION:
Interest paid...........................................  $  2,940  $  3,123
Income taxes paid (refunded)............................  $  1,142  $   (287)

                   See notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1994

(1) Consolidating Financial Statements

The components of the April 30, 1994 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

BALANCE SHEET                                                    April 30, 1994
                          Investment         Real   Mining         Consolidated
                          Management Banking Estate Oil&Gas Eliminations  Total

                                              (in thousands)
CURRENT ASSETS:

Cash and equivalents      $ 14,299          $   861 $ 1,648  ($ 3,326) $ 13,482
Receivables and other
 current assets              4,477              709     635      (725)    5,096
 Total current assets       18,776            1,570   2,283    (4,051)   18,578

 IB&T Company assets                108,129                             108,129

OTHER ASSETS:

Investments-
 Real estate                                 22,094                      22,094
VenturesTrident,L.P. &
  VenturesTrident II,L.P.                             3,789               3,789
Investments in and
 advances to
 Northeast Properties, Inc.  6,120                             (6,120)
 Investors Bank & Trust Co.  9,027                             (9,027)
 Marblehead Energy Corp.       234                               (234)
 Energex Corp.
 Mining related subs.        9,069                             (9,069)
 Investment companies        3,639                                        3,639
 Oil & gas properties                                   290                 290
 Other investments           1,791                    1,765               3,556
Notes and other receivables                     322   3,049               3,371
Deferred sales commissions 267,526              299                     267,825
Property & equipment         3,494                1     113               3,608
Goodwill                     1,932               11                       1,943
Intercompany receivable
 (payable)                                    2,350    (207)   (2,143)
 Total assets             $321,608 $108,129 $26,647 $11,082  ($30,644) $436,822

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)-April 30, 1994

BALANCE SHEET (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                 April 30, 1994
                          Investment         Real   Mining         Consolidated
                          Management Banking Estate Oil&Gas Eliminations  Total

                                            (in thousands)

CURRENT LIABILITIES:

Payable for investment
 company shares purchased  $  1,605                                    $  1,605
Accrued compensation          4,358                                       4,358
 Accounts payable and
 accrued expenses             3,848              147      51              4,046
Accrued income taxes          1,152               (4)    312              1,460
Dividend payable              1,397                                       1,397
Deferred investment
 adviser fees                 1,276                               (726)     550
Current portion of
 mortgage notes payable                          333                        333
Total current liabilities    13,636              476     363      (726)  13,749

IB&T Company liabilities               96,450                   (3,326)  93,124

OTHER LIABILITIES:
6.22% Senior Note due
 March 1, 2004               50,000                                      50,000
Note payable to
 unaffiliated banks          16,800                                      16,800
Mortgage notes payable                        16,589                     16,589
Minority interest in
 consolidated subsidiary                                         2,652    2,652
 Total other liabilities     66,800           16,589             2,652   86,041
Deferred income taxes        82,212            1,113   1,129             84,454
 Total shareholders' equity 158,960   11,679   8,469   9,590   (29,244) 159,454
 Total liabilities
  & shareholders' equity   $321,608 $108,129 $26,647 $11,082  ($30,644)$436,822

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1994

CONSOLIDATING STATEMENT OF INCOME
                                                               Six months ended
                                                                 April 30, 1994
                          Investment         Real   Mining         Consolidated
                          Management Banking Estate Oil&Gas Eliminations  Total

                                       (all figures in thousands)

INCOME:

Investment adviser and
 administration fees       $42,022                   $1,101           $ 43,123
Distribution income         39,545                                      39,545
Bank fee income                       20,090                   (283)    19,807
Bank net interest income               2,291                     51      2,342
Real estate, oil & gas
 and other income              453            2,683     169    (761)     2,544
 Total income               82,020    22,381  2,683   1,270    (993)   107,361

EXPENSES:

Compensation of officers
 and employees              20,988    12,978    304      97             34,367
Amortization of deferred
 sales commissions          25,548                                      25,548
Real estate operating
 expenses & other expenses  12,058     7,272  1,811   1,079    (719)    21,501
 Total expenses             58,594    20,250  2,115   1,176    (719)    81,416
 Operating income (loss)    23,426     2,131    568      94    (274)    25,945

OTHER INCOME (EXPENSE):

Interest earned                343               27     133     (51)       452
Share of partnership
 income (loss), etc.            62              (62)   (106)              (106)
Interest expense            (2,053)            (728)                    (2,781)
Income before income taxes  21,778     2,131   (195)    121    (325)    23,510
Income taxes                 8,877       704    (80)    (33)             9,468
Net income (loss), before
 cumulative effect of
 change in accounting
 for income taxes           12,901     1,427   (115)    154    (325)    14,042
Cumulative effect of
 change in accounting
 for income taxes            1,374              129    (203)             1,300
  Net income (loss)        $14,275    $1,427  $  14    ($49)  ($325)   $15,342

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - April 30, 1994

(2) Investment in VenturesTrident, L.P. ("V.T.") and VenturesTrident II, L.P. ("V.T.II")

The balance sheets of V.T. and V.T.II at April 30, 1994 and October 31, 1993 follow:

VenturesTrident, L.P. (unaudited)                     April 30,  October 31,
                                                        1994         1993
                                                          (in thousands)
     ASSETS:
     Cash and short-term investments.................  $   83       $  280
     Investments, at fair value......................   7,597        6,702
     Other assets....................................      71           80
               Total.................................  $7,751       $7,062

     LIABILITIES AND PARTNERS' CAPITAL:
     Liabilities.....................................  $1,901       $1,909
     Partners' capital...............................   5,850        5,153
               Total.................................  $7,751       $7,062

VenturesTrident II, L.P. (unaudited)                  April 30,  October 31,
                                                        1994         1993
                                                          (in thousands)
     ASSETS:
     Cash and short-term investments.................  $    37     $   818
     Investments, at fair value......................   54,321      92,279
     Other assets....................................      904       1,189
          Total......................................  $55,262     $94,286

     LIABILITIES AND PARTNERS' CAPITAL:
     Liabilities.....................................  $ 1,969     $ 1,941
     Partners' capital...............................   53,293      92,345
          Total......................................  $55,262     $94,286

For the six months ended April 30, 1994 and 1993 the unaudited operating results of V.T. reflect net operating income (losses) of $697,000 and ($4,387,000), respectively, including realized and unrealized gains (losses) on investments of $873,000 and ($4,479,000), respectively.

For the six months ended April 30, 1994 and 1993, the unaudited operating results of V.T.II reflect net operating income of $2,948,000 and $16,382,000, respectively, including realized and unrealized gains on investments of $3,946,000 and $15,575,000, respectively.

On January 18, 1994, V.T.II distributed 1,750,000 shares of Pegasus Gold Corporation, with a value of $42 million, to its partners. The Company's share of this distribution was 159,000 shares. All but 14,300 shares of Pegasus Gold Corporation were sold between January 18, 1994 and April 30, 1994.

For the six months ended April 30, 1994 and 1993, the Company's share of the income of V.T. and V.T.II as accounted for under the equity method was $680,000 and $1,185,000, respectively. At April 30, 1994, the Company's investment in V.T. and V.T.II approximated its share of the partners capital of each partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - April 30, 1994

(3)  Non-Voting Common Stock Options

Options to subscribe to shares of non-voting common stock are summarized as follows:

                                      Shares Under Option Option Price Range

Balance, October 31, 1992.............      740,400         $ 3.95 - 17.00
Exercised.............................     (216,200)          3.95 - 15.75
Granted...............................      202,084          27.25 - 33.50
Cancelled/Expired.....................       (7,600)          8.75 - 15.75

Balance, October 31, 1993.............      718,684           8.75 - 33.50
Exercised.............................     (107,181)          8.75 - 27.25
Granted...............................      109,970                  34.00
Cancelled/Expired.....................       (4,725)         27.25 - 34.00

Balance, April 30, 1994...............      716,748         $ 8.75 - 34.00

At April 30, 1994, options for 447,105 shares were exercisable. Options for 269,643 additional shares will become exercisable over the next four years.


(4)  Net Capital Requirements

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) requiring such subsidiary to maintain a certain level of net capital (as defined). For purposes of this rule the subsidiary had net capital of $6,574,213 at April 30, 1994, which exceeded the net capital requirement of $76,266 as of that date.


(5)  Property and Equipment

Property and equipment (including Bank furniture and equipment) at April 30, 1994, and October 31, 1993 follow:

                                                   April 30,    October 31,
                                                     1994           1993
                                                  (all figures in thousands)
 At Cost:
Furniture and equipment.........................     $12,839      $11,544
Leasehold improvements..........................         683          530
  Total.........................................      13,522       12,074
Less accumulated depreciation...................       6,731        5,735
  Net book value................................     $ 6,791      $ 6,339

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - April 30, 1994

(6)  Real Estate Investments

Real estate investments held at April 30, 1994 and October 31, 1993 follow:

                                                 April 30,   October 31,
                                                   1994         1993
                                               (all figures in thousands)

     Buildings.................................   $27,176      $26,999
     Land......................................     2,467        2,478
       Total...................................    29,643       29,477
     Less: Accumulated depreciation............     7,051        6,594
       Net book value..........................    22,592       22,883
     Share of accumulated losses in excess of
      partnership interest.....................      (498)        (435)
       Total...................................   $22,094      $22,448

(7)  Income Taxes

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" effective November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $1.3 million ($.14 per share) for the six months ended April 30, 1994.

As of October 31, 1993, the Company has an operating loss carryforward of approximately $55 million, of which $13 million and $42 million can be carried forward to offset future taxable income through 2007 and 2008, respectively. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $1.7 million, of which $1.3 million and $.4 million can be carried forward to offset future regular tax liabilities through 2003 and 2005, respectively.

(8)  Earnings Per Common and Common Equivalent Share

Earnings per share for the six months ended April 30, 1994 and April 30, 1993, are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,552,000 and 8,177,000. Earnings per common, non-voting common and common equivalent share assuming full dilution have not been presented because the dilutive effect is immaterial.

(9)  Opinion of Management

In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

Quarter ended April 30, 1994, compared with quarter ended April 30, 1993

INCOME

Assets under management rose 19% to $15.4 billion at April 30, 1994, from $12.9 billion a year earlier. Sales of mutual fund shares were the primary contributors to the increase in assets. Sales were $0.9 billion in the second quarter ended April 30, 1994, as compared with sales of $1.1 billion a year earlier. Redemptions were $474 million during the second quarter of 1994 and $288 million in the same quarter of 1993.

In the second quarter of 1994, total income increased 19% over that of the second quarter of 1993. Investment management revenues rose to $41.1 million, 17% over those for the comparable quarter of 1993. The increase was a result of the growth in assets under management. The revenue growth included an increase in distribution income from $16.8 million to $19.4 million despite the application in July, 1993, of a new NASD rule reducing the annual rate of the distribution plan payments received by the Company from the Marathon Family of funds from 1.0% to 0.75% of assets managed.

Bank income increased 31% to $11.9 million from $9.0 million in the preceding period as a result of an increase in custody assets.

EXPENSES

In the second quarter of 1994, total expenses rose 23% to $41.5 million, amortization of sales commissions increased 33% to $12.8 million. The increase is the result of increased assets under management in funds with
deferred sales commissions.   Compensation rose 11% to $16.9 million, while
other expenses increased 35% to $11.7 million. The increases in all categories were largely the result of increased sales and marketing efforts.

OTHER INCOME (EXPENSE)

The Company's gold mining partnerships, VT and VTII, contributed a loss of $57,000 for the quarter ended April 30, 1994, compared to a $2,149,000 gain for the quarter ended April 30, 1993. Realized and unrealized losses of $361,000 on shares of Pegasus Gold which were distributed to Eaton Vance Corp. for its General and Limited partnership interests are included in share of partnership income (loss), etc. for the second quarter.

NET INCOME OR LOSS

Net income in the second quarter of 1994 amounted to $7,638,000 or $.80 per share on 9,574,000 average shares outstanding. In the second quarter of 1993, net income was $7,184,000 or $.86 per share on 8,384,000 average shares outstanding.

Item 2.  Management's Discussion and Analysis

Six Months ended April 30, 1994 compared with six months ended April 30,
1993

INCOME

Total revenues increased 23% to $107.4 million from $87.6 million one year earlier. Increased assets under management caused investment management revenues for the first six months of fiscal 1994 to rise to $82.7 million, 23% higher than those of the previous year. Sales of mutual fund shares for the first six months of fiscal 1994 were $2.3 billion, 22% higher than the same period a year ago. Banking revenues were $22.1 million, up 25% from the prior year; the increase was a result of additional assets under custody.

EXPENSES

In the first six months of fiscal 1994, total expenses were $81.4 million, up 25% from those of the first six months of fiscal 1993. Increased assets under management in funds with deferred sales commissions caused amortization of deferred sales commissions to increase 38% to $25.5 million for the first six months of fiscal 1994. Investment management compensation for the six months ended April 30, 1994 was $21.0 million, 12% higher than the $18.7 million in the six months ended April 30, 1993. Other expenses rose $4.8 million, up 29% from a year ago, to $21.5 million at April 30, 1994. All increases were largely the result of a higher level of sales and concerted marketing efforts.

OTHER INCOME (EXPENSE)

The Company's gold mining partnerships, VT and VTII, contributed a gain of $679,000 for the first six months of 1994, compared to a $1,185,000 gain for the first six months of 1993. Realized and unrealized losses of $679,000 on shares of Pegasus Gold which were distributed to Eaton Vance Corp. for its General and Limited partnership interest are included in partnership income
(loss), etc. for the first six months of 1994. Unrealized losses of $327,000 on shares of Dakota Mining are included in partnership income
(loss), etc. for the first six months of 1993.

NET INCOME OR LOSS

Net income for the first six months of fiscal 1994 amounted to $15,342,000, or $1.61 per share on 9,552,000 average shares outstanding. Net income includes the cumulative effect of a change in accounting for income taxes of $1.3 million, or $0.14 per share. Net income for the first six months of 1993 was $12,108,000 of $1.48 per share on 8,177,000 average shares outstanding.

DIVIDENDS

The company increased the dividend in the current quarter from $0.14 to $0.15 per share. Dividends for the first half of 1994 were $0.29, they were $0.23 for the first half of 1993.

Item 2.  Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

Most of the Company's income is received from its investment management and banking activities. Investment management income is provided primarily by investment adviser fees, administrative fees and distribution plan payments. These fees are directly related to the amount of assets under management. Those assets rose 19% to $15.4 billion on April 30, 1994 from $12.9 billion a year earlier. Banking income is largely accounting and custody fees for assets in trust or custody at the Company's 77.3% owned banking subsidiary, Investors Bank & Trust Company. Assets under custody rose 38% to $65 billion on April 30, 1994, from $47 billion a year earlier.

In connection with the sales of the Company's spread commission mutual funds, the Company pays sales commissions at the time of sale to broker/dealers selling the funds. At April 30, 1994, the Company's investment in deferred sales commissions was $268 million.

Investments in investment companies are carried at the lower of cost or market. At April 30, 1994 and October 31, 1993, the Company had gross unrealized gains of $1,456,000 and $1,648,000, respectively. The Company, as a non-managing partner of certain investment company partnerships, is required to maintain a minimum investment in such partnerships. At April 30, 1994, a minimum investment of $2,814,000 was required under the terms of the partnership agreements.

On March 18, 1994 the Company privately placed, with three insurance companies, a $50 million 6.22% Senior Note due March, 2004. Principal payments on the note are due in equal annual installments beginning March 18, 1998. The note may be prepaid in part or in whole on or after March 16, 1996. The proceeds were used to call the Company's outstanding $14 million of 10% Subordinated Debentures and to reduce the borrowings under a $75 million revolving line of credit with two unaffiliated banks. Certain covenants in the credit agreement require specific levels of cash flow and net income and others restrict additional investment and indebtedness. On April 30, 1994, the company had borrowings of $16.8 million under this bank credit agreement.

                                   PART II



                              OTHER INFORMATION

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               EATON VANCE CORP.
                                                 (Registrant)




DATE: June 9, 1994                          /S/Curtis H. Jones

                                                 (Signature)
                                         Curtis H. Jones, Treasurer



DATE: June 9, 1994                         /S/John P. Rynne

                                                 (Signature)
                                         John P. Rynne, Comptroller