Form 10-Q
period 1994-07-31
EATON VANCE CORP
filed 1994-09-14
CIK 350797

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549


                                      FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


      For the period ended July 31, 1994             Commission File No. 1-8100


                                   EATON VANCE CORP.
                (Exact name of registrant as specified in its charter)


                  MARYLAND                                 04-2718215
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
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


       Shares outstanding as of July 31, 1994:
        Voting common stock - 19,360 shares
        Non-Voting Common Stock - 9,094,537 shares

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X        NO

                                  Page 1 of 21 pages
























                                         PART I


                                FINANCIAL INFORMATION







































   Consolidated Balance Sheets (unaudited)
    ASSETS                                               July 31,  October 31,
                                                           1994       1993
                                                    (all figures in thousands)
    CURRENT ASSETS:
    Cash and equivalents                                $ 13,510    $ 12,414
    Receivable for investment company shares sold            782       3,007
    Investment adviser fees and other receivables          2,641       2,923
    Other current assets                                   1,531       1,390
     Total current assets                                 18,464      19,734

    INVESTORS BANK & TRUST COMPANY ASSETS:
    Cash and equivalents                                   4,880      16,241
    Investment securities (market value $74,444 and
     $82,404, respectively)                               75,391      80,206
    Loans, less allowance for possible loan losses        12,913      10,221
    Accrued interest and fees receivable                   7,949       5,668
    Equipment and leasehold improvements, net              3,321       3,010
    Other assets                                           4,745       4,838
     Total bank assets                                   109,199     120,184
    OTHER ASSETS:
    Investments -
     Real estate                                          21,904      22,448
     VenturesTrident, L.P. and
      VenturesTrident II, L.P.                             2,732       6,924
     Investment companies (market value  $5,427 and
      $5,025, respectively)                                3,880       3,377
     Other investments                                     3,879       4,154
    Notes receivable & receivables from affiliates         3,189       3,381
    Deferred sales commissions                           263,628     240,017
    Property and equipment, net                            3,786       3,329
    Goodwill                                               1,914       1,999
     Total other assets                                  304,912     285,629
      Total assets                                      $432,575    $425,547


                    See notes to consolidated financial statements

   Consolidated Balance Sheets (unaudited) (continued)
    LIABILITIES AND                                      July 31,  October 31,
    SHAREHOLDERS'                                         1994         1993
    EQUITY                                          (all figures in thousands)

    CURRENT LIABILITIES:
    Payable for investment company shares purchased      $    796   $  3,073
    Accrued compensation                                    6,294      8,626
    Accounts payable and accrued expenses                   4,986      4,046
    Accrued income taxes                                    6,679      1,443
    Dividend payable                                        1,371      1,285
    Other current liabilities                                 646        603
     Total current liabilities                             20,772     19,076
    INVESTORS BANK & TRUST COMPANY LIABILITIES:
    Demand and time deposits                               90,636    104,851
    Other                                                   4,159      3,624
     Total bank liabilities                                94,795    108,475
    OTHER LIABILITIES:
    6.22% Senior note due 2004                             50,000       -
    Note payable to unaffiliated banks                      4,850     42,300
    Mortgage notes payable                                 16,505     16,759
    10% subordinated debentures                              -        14,169
    Minority interest in consolidated subsidiaries          2,877      2,340
     Total other liabilities                               74,232     75,568
    Deferred income taxes                                  83,607     77,128
    Commitments                                              -          -
    SHAREHOLDERS' EQUITY:
    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares           1          1
    Non-voting common stock, par value $.0625 per
     share-Authorized, 11,920,000 shares, Issued
     9,094,537 and 9,134,218 shares, respectively             570        571
    Additional paid-in capital                             49,949     52,845
    Notes receivable from stock sales                      (2,469)    (1,804)
    Retained earnings                                     111,118     93,687
     Total shareholders' equity                           159,169    145,300
      Total liabilities and shareholders' equity         $432,575   $425,547

                    See notes to consolidated financial statements

   Consolidated Statements of Income (unaudited)
                                       Three Months Ended   Nine Months Ended
                                             July 31,           July 31,
                                         1994      1993       1994     1993
                                     (in thousands, except per share figures)

    INCOME:
    Investment adviser &
     administration fees               $21,276   $19,142   $64,399   $54,877
    Distribution income                 20,087    18,558    59,632    50,278
    Bank fee income                     11,214     8,201    31,021    23,868
    Bank net interest income             1,160     1,265     3,502     3,283
    Real estate, oil and gas
     & other income                      1,077     1,378     3,621     3,829
     Total income                       54,814    48,544   162,175   136,135
    EXPENSES:
    Compensation of officers and
     employees                          15,268    15,279    49,635    44,411
    Amortization of deferred
     sales commissions                  13,797    10,929    39,345    29,709
    Other expenses                      11,704     9,822    33,205    26,913
     Total expenses                     40,769    36,030   122,185   101,033
    Operating income                    14,045    12,514    39,990    35,102
    OTHER INCOME (EXPENSE):
    Interest earned                        144       147       596       548
    Share of partnership
     income (loss), etc.                (1,341)    6,164    (1,447)    7,009
    Interest expense                    (1,321)   (1,036)   (4,102)   (3,746)
    Income before income taxes          11,527    17,789    35,037    38,913

















                  See notes to consolidated financial statements

   Consolidated Statements of Income (unaudited) (continued)
                                            Three Months Ended  Nine Months Ended
                                                  July 31,            July 31,
                                             1994       1993     1994       1993
                                         (in thousands, except per share figures)

    Income taxes:
     Currently payable-
      Federal                                 4,442       177     5,149       949
      State                                   1,772        21     1,910       290
     Deferred-
      Federal                                 ( 405)    5,254     6,672    11,783
      State                                   ( 439)    1,055     1,107     2,501
       Total income taxes                     5,370     6,507    14,838    15,523
    Net income before cumulative effect
     of change in accounting for
     income taxes                             6,157    11,282    20,199    23,390
    Cumulative effect of change in
     accounting for income taxes                -         -       1,300       -
    Net income                              $ 6,157   $11,282   $21,499   $23,390
    Earnings per share before cumulative
     effect of change in accounting for
     income taxes                             $0.65     $1.19     $2.11     $2.72
    Cumulative effect of change in
     accounting for income taxes
     per share                                  -         -       $0.14       -
    Earnings per share                        $0.65     $1.19     $2.25     $2.72
    Dividends declared, per share             $0.15     $0.12     $0.44     $0.35
    Average common shares outstanding         9,464     9,496     9,536     8,616














                    See notes to consolidated financial statements

   Consolidated Statements of Cash Flows (unaudited)
                                                              Nine Months ended
                                                                    July 31,
                                                              1994         1993
                                                                (in thousands)

    Cash and equivalents (including IB&T),
     Beginning of period.................................   $ 28,655   $  9,535
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...........................................   $ 21,499   $ 23,390
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities--
    Share of net (income) loss of partnerships...........        703     (7,336)
    Deferred income taxes................................      7,779     14,537
    Cumulative effect of change in accounting principle..     (1,300)      -
    Amortization of deferred sales commissions...........     39,144     29,389
    Depreciation and other amortization..................      3,739      3,090
    Payments of sales commissions........................    (80,635)  (100,158)
    Capitalized sales charges received...................     18,112     13,017
    Change in refundable income taxes....................       -         4,030
    Changes in other assets and liabilities..............      3,160     (4,629)
     Net cash provided by (used for) operating activities   $ 12,201   $(24,670)
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions from (investment in) partnerships......   $ (  252)  $    (75)
    Additions to real estate, property and equipment.....     (2,548)    (2,409)
    Net (increase) decrease in notes and other
    receivables..........................................       (473)       349
    Net (increase) decrease in investment companies and
     other investments...................................       (228)       142
    Proceeds from sales and maturities of investments....      6,680      1,667
    Purchases of investment securities...................       -       (25,726)
    Decrease in federal funds sold.......................       -        16,000
    Net increase in loans................................     (2,692)    (3,208)
     Net cash provided by investing  activities..........   $    487   $(13,260)




                      See notes to consolidated financial statements

   Consolidated Statements of Cash Flows (unaudited) (continued)
                                                              Nine Months ended
                                                                    July 31,
                                                              1994         1993
                                                                (in thousands)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable..........................   $119,150   $ 68,900
    Payments on notes payable............................   (106,841)   (87,037)
    Payment of 10% subordinated debentures...............    (14,169)
    Proceeds from the issuance of non-voting common stock      2,918     47,125
    Dividends paid.......................................     (3,982)    (2,773)
    Repurchase of non-voting common stock................     (5,814)      (791)
    Changes in demand and time deposits..................    (14,215)    27,013
     Net cash provided by (used for) financing activities   $(22,953)  $ 52,437
     Net increase (decrease) in cash and equivalents.....   $(10,265)  $ 14,507
    Cash and equivalents (including IB&T), end of period.   $ 18,390   $ 24,042
    NONCASH INVESTING ACTIVITY:
    Distribution of securities from gold mining
     partnership.........................................   $  3,815   $   -
    SUPPLEMENTAL INFORMATION:
    Interest paid........................................   $  3,684   $  4,035
    Income taxes paid (refunded).........................   $  2,468   $ (2,803)
























                     See notes to consolidated financial statements

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994

   (1) Consolidating Financial Statements

   The components of the July 31, 1994 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

    BALANCE SHEET                                                                      July 31, 1994
    ASSETS                          Investment             Real      Mining             Consolidated
                                    Management  Banking    Estate    Oil&Gas  Eliminations   Total
                                    -------------------------(in thousands)-------------------------
    CURRENT ASSETS:
    Cash and equivalents             $  14,617             $    442  $     183  ($ 1,732)  $  13,510
    Receivables and other current
    assets                               4,448                  838        565  (    897)      4,954
     Total current assets               19,065                1,280        748  (  2,629)     18,464
    IB&T assets                                   109,199                                    109,199
    OTHER ASSETS:
    Investments-
     Real estate                                             21,904                           21,904
     VenturesTrident,L.P. &
      VenturesTrident II, L.P.                                           2,732                 2,732
    Investments in and advances to
      Northeast Properties, Inc.         5,718                                  (  5,718)
      Investors Bank & Trust Co.         9,795                                  (  9,795)
      Marblehead Energy Corp.              188                                  (    188)
      Mining related subsidiaries        6,481                                  (  6,481)
      Investment companies               3,880                                                 3,880
      Other investments                  1,791                           2,088                 3,879
    Notes and other
     receivables                                                320      2,869                 3,189
    Deferred sales commissions         263,295                  333                          263,628
    Property & equipment                 3,708                    1         77                 3,786
    Goodwill                             1,904                   10                            1,914
    Intercompany receivable
    (payable)                                                 2,693  (     204) (  2,489)
      Total assets                   $ 315,825  $ 109,199  $ 26,541  $   8,310  ($27,300)  $ 432,575

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994

   Consolidating Financial Statements (Continued)

   BALANCE SHEET (continued)
   LIABILITIES AND SHAREHOLDER'S EQUITY                                                   July 31, 1994

                                    Investment             Real       Mining               Consolidated
                                    Management  Banking    Estate     Oil&Gas   Eliminations   Total
                                    -------------------------(in thousands)----------------------------

    CURRENT LIABILITIES:
    Payable for investment company
    shares purchased                 $    796                                                $    796
    Accrued compensation                6,294                                                   6,294
    Accounts payable and
     accrued expenses                   4,783                  155         48                   4,986
    Accrued income taxes                5,578              (     7)     1,108                   6,679
    Dividend payable                    1,371                                                   1,371
    Other current liabilities           1,207                  336              (    897)         646
     Total current liabilities         20,029                  484      1,156   (    897)      20,772
    IB&T liabilities                              96,527                        (  1,732)      94,795
    OTHER LIABILITIES:
    6.22% Senior Note due
     March 1, 2004                     50,000                                                  50,000
    Note payable to
     unaffiliated banks                 4,850                                                   4,850
    Mortgage notes payable                                  16,505                             16,505
    Minority interest in
     consolidated subsidiary                                                       2,877        2,877
     Total other liabilities           54,850               16,505                 2,877       74,232
    Deferred income taxes              82,254                1,142        211                  83,607
     Total shareholders' equity       158,692     12,672     8,410      6,943   ( 27,548)     159,169
     Total liabilities  &
      shareholders' equity           $315,825   $109,199   $26,541     $8,310   ($27,300)    $432,575


   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994
   Consolidating Financial Statements (Continued)

   CONSOLIDATED STATEMENT OF INCOME

                                                                     July 31, 1994
                                    Investment              Real      Mining              Consolidated
                                    Management   Banking    Estate    Oil&Gas   Eliminations   Total
                                    --------------------------(in thousands)--------------------------

    INCOME:
    Investment adviser and
     administration fees             $ 62,786                        $  1,613                $ 64,399
    Distribution income                59,632                                                  59,632
    Bank fee income                               31,437                        (      416)    31,021
    Bank net interest income                       3,434                                68      3,502
    Real estate, oil & gas and
     other income                         688                3,943        137   (    1,147)     3,621
     Total income                     123,106     34,871     3,943      1,750   (    1,495)   162,175
    EXPENSES:
    Compensation of officers
     and employees                     29,099     19,940       448        148                  49,635
    Amortization of deferred
     sales commissions                 39,345                                                  39,345
    Other expenses                     18,783     11,237     2,661      1,536   (    1,012)    33,205
     Total expenses                    87,227     31,177     3,109      1,684   (    1,012)   122,185
     Operating income (loss)           35,879      3,694       834         66   (      483)    39,990
    OTHER INCOME (EXPENSE):
    Interest earned                       418                   45        201   (       68)       596
    Share of partnership
     income (loss), etc.                   78              (    75)  (  1,450)               (  1,447)
    Interest expense                 (  3,002)             ( 1,100)                          (  4,102)
    Income before income taxes         33,373      3,694   (   296)  (  1,183)  (      551)    35,037

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994

   CONSOLIDATING STATEMENT OF INCOME (continued)                                   Nine months ended
                                                                                       July 31, 1994
                                Investment             Real      Mining                 Consolidated
                                Management  Banking    Estate    Oil&Gas    Eliminations     Total
                                -------------------------(in thousands)-----------------------------

    Income taxes                   13,756      1,274   (   120)  (     72)                   14,838
    Net income (loss), before
     cumulative effect of
     change in accounting for
     income taxes                  19,617      2,420   (   176)  (  1,111)  (      551)      20,199
    Cumulative effect of
     change in accounting for
     income taxes                   1,374                  129   (    203)                    1,300
      Net income (loss)          $ 20,991   $  2,420   ($   47)  ($ 1,314)  ($     551)  $   21,499

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 1994

   (2) Investment in VenturesTrident, L.P. ("V.T.") and VenturesTrident II, L.P. ("V.T.II")

   The balance sheets of V.T. and V.T.II at July 31, 1994, and October 31, 1993 follow:

    VenturesTrident, L.P. (unaudited)                     July 31,  October 31,
                                                            1994        1993
                                                             (in thousands)

       ASSETS:

       Cash and short-term investments............         $   127    $   280
       Investments, at fair value.................           6,012      6,702
       Other assets...............................           1,596         80
             Total................................         $ 7,735    $ 7,062
       LIABILITIES AND PARTNERS' CAPITAL:
       Liabilities................................         $ 1,896    $ 1,909
       Partners' capital..........................           5,839      5,153
             Total................................         $ 7,735    $ 7,062

    VenturesTrident II, L.P. (unaudited)                  July 31,  October 31,
                                                            1994        1993
                                                              (in thousands)

       ASSETS:
       Cash and short-term investments............          $   623    $   818
       Investments, at fair value.................           44,622     92,279
       Other assets...............................            4,881      1,189
             Total................................          $50,126    $94,286
       LIABILITIES AND PARTNERS' CAPITAL:
       Liabilities................................          $ 1,794    $ 1,941
       Partners' capital..........................           48,332     92,345
             Total................................          $50,126    $94,286

      For the nine months ended July 31, 1994 and 1993 the unaudited operating results of V.T. reflect net operating income (losses) of $686,000 and $(2,786,000) respectively, including realized and unrealized gains (losses) on investments of $948,000 and $(2,907,000), respectively.

      For the nine months ended July 31, 1994 and 1993, the unaudited operating results of V.T.II reflect net operating income (losses) of ($497,000) and $46,803,000, respectively, including realized and unrealized gains on investments of $958,000 and $46,260,000, respectively.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 1994

      (2) Investment in VenturesTrident, L.P. ("V.T.") and VenturesTrident II, L.P. ("V.T.II") (continued)

      On January 18, 1994, V.T.II distributed 1,750,000 shares of Pegasus Gold Corporation, with a value of $42 million, to its partners. The Company's share of this distribution was 159,000 shares. All but 14,000 shares of Pegasus Gold Corporation were sold between January 18, 1994 and July 31, 1994.

      On July 1, 1994, V.T.II made a net cash distribution of $1,516,000 to the
      Limited Partners for payment of taxes.   The Company received $75,000 for
      its limited partnership interest.

      For the nine months ended July 31, 1994 and 1993, the Company's share of the income (losses) of V.T. and V.T.II as accounted for under the equity method was $(628,000) and $7,364,000, respectively. At July 31, 1994, the Company's investment in V.T. and V.T.II approximated its share of the underlying net assets of each partnership.


      (3)  Non-Voting Common Stock Options

      Options to subscribe to shares of non-voting common stock are summarized as follows:

                                        Shares Under Option  Option Price Range

    Balance, October 31, 1992........         740,400         $ 3.95 - 17.00
    Exercised........................        (216,200)          3.95 - 15.75
    Granted..........................         202,084          27.25 - 33.50
    Cancelled/Expired................          (7,600)          8.75 - 15.75
    Balance, October 31, 1993........         718,684           8.75 - 33.50
    Exercised........................        (122,681)          8.75 - 27.25
    Granted..........................         129,970         27.375 - 34.00
    Cancelled/Expired................          (4,725)         27.25 - 34.00
    Balance, July 31, 1994...........         721,248           8.75 - 34.00

      At July 31, 1994,  options for 433,105 shares were exercisable.   Options
      for 288,143 additional shares will become exercisable over the next four years.


      (4)  Net Capital Requirements

      A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) requiring such subsidiary to maintain a certain level of net capital (as defined). For purposes of this rule the subsidiary had net capital of $6,100,000 at July 31, 1994, which exceeded the net capital requirement of $95,000 as of that date.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994

      (5)  Property and Equipment

      Property and equipment (including Bank furniture and equipment) at July 31, 1994, and October 31, 1993 follow:

                                                        July 31,    October 31,
                                                          1994         1993
                                                     (all figures in thousands)

    At Cost:
    Furniture and equipment........................     $13,660      $11,544
    Leasehold improvements.........................         728          530
      Total........................................      14,388       12,074
    Less accumulated depreciation..................       7,281        5,735
      Net book value...............................     $ 7,107      $ 6,339

   (6)  Real Estate Investments

   Real estate investments held at July 31, 1994 and October 31, 1993 follow:

                                                        July 31,    October 31,
                                                          1994         1993
                                                     (all figures in thousands)

    Buildings.................................          $27,230      $26,999
    Land......................................            2,464        2,478
      Total...................................           29,694       29,477
    Less: Accumulated depreciation............            7,280        6,594
      Net book value..........................           22,414       22,883
     Share of accumulated losses in escess of
     partnership interest.....................             (510)        (435)
      Total...................................          $21,904      $22,448

     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1994

      (7)  Other Liabilities

      On March 18, 1994, the Company privately placed, with three insurance companies, a $50 million 6.22% Senior note due March, 2004. Principal payments on the note are due in equal annual installments beginning March 18, 1998. The note may be prepaid in part or in whole on or after March 16, 1996. The Company also has an unsecured revolving credit and term loan agreement with two unaffiliated participating banks under which the Company may borrow up to $75 million. Certain covenants in the Senior note purchase agreement and the bank credit agreement require specific levels of cash flow and net income and others restrict additional investment and indebtedness. On July 31, 1994, the Company had borrowings of $4.9 million under the bank credit agreement.

      (8)  Income Taxes

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", effective November 1, 1993. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to increase income by $1.3 million ($.14 per share).

      As of October 31, 1993, the Company has an operating loss carryforward of approximately $55 million, of which $13 million and $42 million can be carried forward to offset future taxable income through 2007 and 2008, respectively. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $1.7 million, of which $1.3 million and $0.4 million can be carried forward to offset future regular tax liabilities through 2003 and 2005, respectively.

      (9)  Earnings Per Common and Common Equivalent Share

      Earnings per share for the nine months ended July 31, 1994, and July 31, 1993, are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,536,000 and 8,616,000. Earnings per common, non-voting common and common equivalent share assuming full dilution have not been presented because the dilutive effect is immaterial.

      (10) Certain prior year amounts have been reclassified to conform to the current presentation.

      (11)  Opinion of Management

      In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods.

      ITEM 2.  Management's Discussion and Analysis

      RESULTS OF OPERATIONS

      Quarter ended July 31, 1994, compared with quarter ended July 31, 1993

      INCOME

      Income is closely related to assets under management. The average assets under management in the third quarter of 1994 were $15.3 billion, 15% higher than the $13.3 billion average in the third quarter of 1993. Strong sales of mutual funds from the third quarter of 1993 through the second quarter of 1994 were the primary contributors to the increase in assets under management. Sales in the third quarter of 1994 were $525 million, slightly less than half of the sales in the third quarter of 1993. Redemptions of $408 million brought net sales in the third quarter of 1994 to $117 million.

      Total income of $54.8 million was 13% greater than that in the quarter ended July 31, 1993. Investment advisor and administration fees rose to $21.3 million, 11% higher than those in the third quarter of 1993. Distribution income rose 8% to $20.1 million despite the imposition of the new NASD rule on July 7, 1993, which reduced the rate at which Eaton Vance received distribution plan payments. Due to increased assets for which services are provided, bank fee income rose 37% to $11.2 million.

      EXPENSES

      A 13% increase in total expenses to $40.8 million included a 26% increase in the amortization of deferred sales commissions, due to increased assets under management sold with a deferred sales commission, and a 19% increase in other expenses. An increase in personnel and higher salaries were offset by a reduction in marketing incentives, resulting in a compensation expense which was approximately equal to that in the third quarter of 1993.

      OTHER INCOME (EXPENSE)

      The Company's gold mining partnerships, VenturesTrident and VenturesTrident II, contributed a loss of $1.3 million for the quarter ended July 31, 1994, compared with a $6.2 million gain in the same quarter a year earlier. Unrealized losses of $36,000 on shares of Pegasus Gold, which were distributed to Eaton Vance Corp. for its limited and general partnership interests are included in calculating the loss in the third quarter of 1994. This distribution is the first major step in the termination of the two partnerships which is scheduled to take place over the next three years.

      NET INCOME OR LOSS

      Net income after taxes fell to $6.2 million from $11.3 million in the corresponding quarter of 1993. Earnings per share fell to $0.65 from $1.19. The contribution per share from gold mining activities changed to $(0.11) from $0.50 the year before. The contribution from investment management operations rose to $0.78 from $0.75 in the third quarter of the prior year.

      DIVIDENDS

      The Company authorized a $0.15 per share dividend in the current quarter.

      Item 2.  Management's Discussion and Analysis

      Nine months ended July 31, 1994, compared with nine months ended July 31, 1993

      INCOME

      Average assets under management in the nine month period were $15.6 billion, 25% greater than the average of the first three quarters of 1993. Sales of mutual fund shares of $2.9 billion were 8% less than in the comparable period in 1993.

      A 19% increase in total income to $162.2 million from $136.1 million included a 17% increase in investment adviser and administration fees, a 19% increase in distribution income, and a 30% increase in bank fee income.

      EXPENSES

      In the nine months ended July 31, 1994, total expenses were $122 million, up 21% from those of the nine months ended July 31, 1993. Increased assets under management in funds with deferred sales commissions caused amortization of deferred sales commissions to increase 32% to $39.3 million for the nine months ended July 31, 1994. Investment management compensation for the nine months ended July 31, 1994 was $29.3 million, 7% higher than the $27.4 million in the nine months ended July 31, 1993, while Bank compensation increased 22% to $19.9 million. Other expenses rose $6.3 million, up 23% from a year ago, to $33.2 million at July 31, 1994. The increases were largely the result of an expanded product line and concerted marketing efforts.

      OTHER INCOME (EXPENSE)

      The Company's gold mining partnerships, VenturesTrident and VenturesTrident II, contributed a loss of $0.6 million for the nine months ended July 31, 1994, compared to a $7.4 million gain for the nine months ended July 31, 1993. Realized and unrealized losses of $715,000 on shares of Pegasus Gold which were distributed to Eaton Vance Corp. for its general and limited partnership interests are included in partnership income (loss), etc. for the nine months ended July 31, 1994. Unrealized losses of $327,000 on shares of Dakota Mining are included in partnership income (loss), etc. for the nine months ended July 31, 1993.

      NET INCOME OR LOSS

      Net income for the nine months ended July 31, 1994 amounted to $21.5 million, or $2.25 per share on 9.5 million average shares outstanding. Net income includes the cumulative effect of a change in accounting for income taxes of $1.3 million, or $0.14 per share. Net income for the nine months ended July 31, 1993 was $23.4 million or $2.72 per share on
      8.6 million average shares outstanding.

      DIVIDENDS

      Dividends for the nine months ended July 31, 1994, and 1993 were $0.44 and $0.35, respectively.

      Item 2.  Management's Discussion and Analysis

      Nine months ended July 31, 1994, compared with nine months ended July 31, 1993

      BALANCE SHEET

      The Company's total assets increased 2%. An increase in deferred sales to $264 million from $240 million and a decrease in bank assets to $109 million from $120 million were the main contributors to the change in total assets.

      The difference between book and tax accounting treatment for the deferred sales commissions caused deferred income taxes to rise by $6.5 million.


      LIQUIDITY AND CAPITAL RESOURCES

      Most of the Company's income is received from its investment management and banking activities. Investment management income is provided primarily by investment adviser fees, administrative fees and distribution plan payments. These fees are directly related to the amount of assets under management. Those assets rose 11% to $15.4 billion on July 31, 1994 from $13.8 billion a year earlier. Banking income consists largely of accounting and custody fees for assets in trust or custody at the Company's 77.3% owned banking subsidiary, Investors Bank & Trust Company. Assets for which services are being provided rose 37% to $70 billion on July 31, 1994, from $51 billion a year earlier.

      In connection with the sales of the Company's spread commission mutual funds, the Company pays sales commissions at the time of sale to broker/dealers selling the funds. At July 31, 1994, the Company's investment in deferred sales commissions was $264 million, compared with $240 million at October 31, 1993.

      Investments in investment companies are carried at the lower of cost or market. At July 31, 1994 and October 31, 1993, the Company had gross unrealized gains of $1.5 million and $1.6 million, respectively. The Company, as a non-managing partner of certain investment company partnerships, is required to maintain a minimum investment in such partnerships. At July 31, 1994 a minimum investment of $2.8 million was required under the terms of the partnership agreements.

      On March 18, 1994, the Company privately placed, with three insurance companies, a $50 million 6.22% Senior note due March, 2004. Principal payments on the note are due in equal annual installments beginning March 18, 1998. The note may be prepaid in part or in whole on or after March 16, 1996. The proceeds were used to call the Company's outstanding $14 million of 10% Subordinated Debentures and to reduce the borrowings under a $75 million revolving line of credit with two unaffiliated banks. Certain covenants in the Senior note purchase agreement and the bank credit agreement require specific levels of cash flow and net income and others restrict additional investment and indebtedness. On July 31, 1994, the Company had borrowings of $4.9 million under the bank credit agreement.

                                       PART II



                                  OTHER INFORMATION

                                      SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EATON VANCE CORP.
                                                    (Registrant)




      DATE: September 14, 1994                   /s/Curtis H. Jones
                                                    (Signature)
                                             Curtis H. Jones, Treasurer



      DATE: September 14, 1994                    /s/John P. Rynne
                                                     (Signature)
                                             John P. Rynne, Comptroller