Form 10-Q/A
period 1994-07-31
EATON VANCE CORP
filed 1994-12-14
CIK 350797

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


       Shares outstanding as of July 31, 1994:
        Voting common stock - 19,360 shares
         Non-Voting Common Stock -           shares

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  X        NO

                                  Page 1 of 5 pages

















                                  EXHIBIT INDEX



    Financial Data Schedule (Article 5).............................Exhibit 27
    Financial Data Schedule (Article 9).............................Exhibit 27
    Financial Data Schedule (Article CT)............................Exhibit 27


                                         -2-







                                      SIGNATURES



    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   EATON VANCE CORP.
                                                     (Registrant)




    DATE: December 14, 1994                   /s/William M. Steul
                                                    (Signature)
                                             William M. Steul, Treasurer



    DATE: December 14, 1994                    /s/John P. Rynne
                                                   (Signature)
                                             John P. Rynne, Comptroller


                                         -3-