Form 10-K
period 1994-10-31
EATON VANCE CORP
filed 1995-01-18
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended October 31, 1994
                            Commission File Number 1-8100

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

                                    (617) 482-8260
                 (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
    Title of each class                                    on which registered

    Non-Voting Common Stock par value $0.0625 per share   Boston Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:

                                    Title of Class
                 Non-Voting Common Stock par value $0.0625 per share

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
    filing requirements for the past 90 days.       YES   X      NO      .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
    Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                   Class                              Outstanding at
                                                     December 31, 1994
    Non-Voting Common Stock, $0.0625 par value                   9,103,142
    Common Stock, $0.0625 par value                                 19,360

    Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1994, (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.

                                        PART I

    ITEM 1.  BUSINESS

    The Company's principal business is creating, marketing and managing mutual funds and providing management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy years, tracing its history to two Boston-based investment managers: Eaton & Howard formed in 1924 and Vance, Sanders & Company organized in 1934. As of October 31, 1994, the Company managed $15.0 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

    In addition to its investment management activities, the Company has three additional lines of business: 1) fiduciary and related banking services; 2) real estate; and 3) precious metal mining.

    On October 31, 1994, the Company and its wholly owned subsidiaries had 385 full-time employees. Investors Bank & Trust Company (IB&T), a 77.3% owned subsidiary, had an additional 632 employees. On October 31, 1993, the comparable figures were 356 and 517.

    Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1994 (which report is furnished as Exhibit 13.1 hereto) for financial information including total income, operating profit or loss and identifiable assets attributable to each of the Company's business segments.

    INVESTMENT MANAGEMENT

    OVERVIEW

    The Company conducts its investment management and counseling business through two wholly owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), each of which is a Massachusetts business trust registered with the Securities and Exchange Commission ("the Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors ("EVD"), a wholly owned broker/dealer registered under the Exchange Act, markets and sells the Eaton Vance Funds.

    As of October 31, 1994, the Company provided investment advisory and administration services to 147 Funds ("Funds") and to over 1,000 separately managed accounts. At that date the Funds had aggregate net assets of $13.4 billion and the Company's separately managed accounts had aggregate net assets of $1.6 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:

                                             Fund And Separate Account Assets
                                                       (in millions)
                                                       At October 31,
                                        1994     1993    1992     1991     1990

     Funds                            $13,400  $13,100  $ 9,200  $7,400   $5,900
     Separately Managed Accounts        1,600    2,200    2,100   2,000    1,300
           Total                      $15,000  $15,400  $11,300  $9,400   $7,200

    Investment decisions for all but ten of the 147 Funds are made by portfolio managers employed by the Company and are made in accordance with each Fund's fundamental investment objectives. The Company's portfolio management staff consists of 58 portfolio managers and analysts who have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements with each of the Funds provide for fees ranging from 45 to 95 basis points of average net assets annually for management services provided. The investment advisory agreements must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees, i.e., those unaffiliated with the management company. Amendments to the investment advisory agreements must be approved by Fund shareholders. These agreements are generally terminable upon 30 to 60 days notice without penalty.

    Investment decisions for the separately managed accounts are made by the eighteen investment counselors employed by the Company. The investment counselors are assisted by an additional twelve financial analysts and managers with part-time counseling responsibilities. The Company's investment counselors use the same sources of information as Fund portfolio managers but tailor investment decisions to the needs of individual clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 30 to 80 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

    The following table shows investment advisory and administration fees received for the past five years ended October 31, 1994:

                                     Investment Advisory And Administration Fees*
                                                        (in thousands)
                                                     Year ended October 31,
                                       1994     1993     1992    1991      1990
     Investment Advisory Fees -
      Funds                          $68,284  $59,322  $50,776  $44,550   $40,366

      Separately Managed Accounts      9,807    8,934    8,949    6,957     5,922
     Administration Fees - Funds       4,257    3,295    4,685    5,388     4,529

          Total                      $82,348  $71,551  $64,410  $56,895   $50,817

    * Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds.

    The Company's growth has resulted from its ability to develop and offer successfully new funds and to increase the assets of existing Funds. The Company's strategy is to develop products with clearly understood and clearly presented investment characteristics coupled with distribution arrangements that are attractive to third-party distributors of the Funds. In 1985 the Company was a leader in the introduction of spread commission funds with self-liquidating distribution payment plans. The Company has built on this concept by creating state specific double-tax-free mutual funds which utilize this distribution method.

    In 1990, the Company introduced the first of its single-state tax-exempt Funds. In 1991, it introduced nine additional single-state tax-exempt Funds, a short-term treasury Fund and Eaton Vance Short-Term Global Income Fund, which invests in domestic and foreign fixed income securities. In 1992, the Company introduced 21 new Funds, including 13 long maturity single-state tax-free Funds, seven limited maturity single-state tax-free Funds, and the Eaton Vance Greater China Funds, which seek long-term capital appreciation through investments in equity securities of companies which will benefit from the economic development and growth of Southeast Asia.

    In 1993, the Company introduced the Hub and Spoke structure. "Hub and Spoke" is a two-tiered arrangement in which mutual substantially identical investment objectives pool their assets by investing in a common portfolio
    (Hub). The structure benefits fund shareholder through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the broker/dealer community and its clients. In 1994, the Company converted most of its continuously off Funds to a Hub and Spoke structure and plans to utilize this structure for future funds.

    The Company also used the Hub and Spoke structure in 1994 to create five private-label tax-free funds for G.R. Phelps & Co., a subsidiary of Connecticut Mutual Life Insurance Company. G.R. Phelps manages and distributes a growing family of funds through its own 2,000-member sales force as well as through other distribution channels. By offering spokes into mature Eaton Vance tax-free hubs, G.R. Phelps was able to broaden its product line to include one national and four state tax-free funds without the delays and business risks typically associated with starting new mutual funds. The Company continues to pursue similar opportunities with other mutual fund sponsors.

    In April of 1994 the EV Greater India Funds were introduced. The Greater India Funds were the first United States open-end investment companies with an investment focus on India and the surrounding countries of the Indian sub-continent and complement the Eaton Vance Greater China Funds. In addition, the Company entered the offshore fund market with five new "EV Medallion" funds sold to non-U.S. investors. Each fund is a spoke investing in an existing hub which also serves U.S. investors by way of a domestic spoke. The Medallion family consists of a Greater China Growth Fund, a Greater India Fund, a new Emerging Markets Fund, a High Yield Fund, and a U.S. Government Income Fund. Additional spokes for the Medallion family are planned for 1995. The Medallion funds will be sold by U.S. broker/dealers to non-U.S. clients as well as by broker/dealers operating offshore.

    The Company markets and distributes the Funds through EVD. EVD sells the Funds through a retail network of national and regional dealers, including those affiliated with banks and insurance companies. Although the firms in the Company's retail distribution network have entered into a selling agreement with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1994 and 1993 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 56% and 59%, respectively, of the Company's fund sales volume.

    While a substantial majority of sales are made through national and large regional firms, in 1990 the Company embarked on a program to broaden its channels of distribution by establishing a separate wholesaling force focusing on banks and financial planners. EVD currently maintains a
                                         -4-


    ITEM 1.  BUSINESS (Continued)

    sales force of more than 30 wholesalers and 30 sales assistants. Whole-salers and their assistants work closely with the retail distribution network to assist in selling Eaton Vance Funds.

    EVD currently sells the Funds under three separate commission structures:
    1) front-end load commission; 2) spread-load commission; and 3) level-load commission.

    In the front-end load commission structure, the shareholder pays the broker's commission and EVD receives an underwriting commission equal to 0 to 75 basis points of the dollar value of the Fund shares sold.

    In the spread-load commission structure, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four to six year period. The shareholder then pays a contingent sales charge to EVD in the event shares are redeemed within a four, five or six year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD "recovers" the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act. Like the investment advisory agreement, the distribution plan must be approved annually by a vote of the trustees, including a majority of the independent trustees. The Commission has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any
    continuance of such payments may subject the Fund to legal action.   These
    distribution plans are terminable at any time without notice or penalty.

    In the level-load commission structure, the shareholder pays no front-end commissions, contingent deferred sales charges or underwriting commissions. The Fund does, however, make monthly distribution plan payments similar to the spread-load Funds, equal to 75 basis points of average net assets and service fees equal to 25 basis points of average net assets on an annual basis to the broker/dealer. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

    Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1994 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total income of the Company.

    COMPETITIVE CONDITIONS

    The Company is subject to substantial competition in all aspects of its business. The Company's ability to market investment products is highly dependent on access to the retail distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in gaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company's business.

    There are few barriers to entry by new investment management firms. The Company's funds compete against an ever increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the range of products offered, the investment performance of such products, quality of service, fees charged, the level and type of sales representative compensation, the manner in which such products are marketed and distributed and the services provided to investors.

    REGULATION

    EVM and BMR are each registered with the Commission under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment
    advisers   including  fiduciary  duties, recordkeeping requirements,
    operational requirements and disclosure obligations. Each Eaton Vance Fund is registered with the Commission under the Investment Company Act and each nationally offered Fund is qualified for sale (or is exempt) in all states in the United States and District of Columbia; and each single-state Fund is qualified for sale (or is exempt) in the state for which it is named and other designated states. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM's or BMR's engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

    EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Commission, the NASD and other federal and state agencies. EVD is subject to the Commission's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital
    and  receive  dividends from  EVD.    EVD's  regulatory  net  capital  has
    consistently exceeded such minimum net capital requirements. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

    IB&T and, to a lesser extent, the other lines of business of the Company are also subject to state and federal regulation.

    The Company's officers, directors and employees may from time to time own securities which are held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of certain types of transactions and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest.

    FIDUCIARY AND RELATED BANKING SERVICES

    Through its 77.3% owned subsidiary Investors Bank & Trust Company (IB&T), the Company provides domestic and foreign securities processing for pooled investment vehicles, including investment companies, unit investment trusts and common trust funds. IB&T also offers a full range of private banking, custody and trustee services to individuals, investment advisers, attorneys and private trustees. IB&T opened an office in Toronto, Canada in 1993, and in Dublin, Ireland in 1994, allowing the Bank to better serve the growing offshore mutual fund market.

    Eaton & Howard, one of the Company's two predecessors, formed IB&T in 1969. IB&T was the first "non-bank bank" in the country to obtain FDIC insurance. While it has a charter with full banking powers from the Commonwealth of Massachusetts, IB&T has elected not to make commercial loans. As a result of enactment of the Competitive Equality Banking Act of 1987 ("CEBA"), IB&T, as an FDIC-insured depository institution, became a "bank" for purposes of the Bank Holding Company Act of 1956 (the "BHC Act"). Pursuant to CEBA, the Company is permitted to retain its ownership of IB&T without being treated as a bank holding company for purposes of the BHC Act provided that, among other requirements, (a) neither the Company nor any of its affiliates acquires control of an additional insured depository institution, (b) IB&T does not engage in any activity in which it was not lawfully engaged as of March 5, 1987, (c) IB&T limits the increase in its assets to no more than 7% during any 12-month period beginning after August 10, 1988 (this limitation does not apply to assets under custody) and
    (d) IB&T does not engage in certain cross-marketing activities with affiliates. The Company currently is not considered to be a bank holding company under the BHC Act.

    REAL ESTATE

    Through Northeast Properties, Inc., a wholly owned subsidiary of the Company, the Company owns and operates retail, industrial and office rental properties located in New England and New York State. The book value of such real estate on October 31, 1994 was $22.2 million, with non-recourse mortgages of $15.4 million and recourse mortgages of $1.4 million on the properties. The Company believes the value of its real estate to be higher than the book value.

    PRECIOUS METAL MINING

    The Company sponsored and is a limited and general partner in two gold mining partnerships which invest in the equity and debt securities of developers of gold mines in North America and Australia. The Company has a 28% net profits interest in one partnership and a 19% net profits interest in the other. In addition, the Company owns directly 615,000 shares (approximately 4% of the total outstanding shares) of Dakota Mining Corporation, an important holding of both partnerships. One partnership terminates in 1995 and the other in 1997. The Company has marked to market its investments in equity and debt securities of companies engaged in gold mining operations held directly by the Company and through the two gold mining partnerships. This practice is not expected to have a material effect on the Company's net income in the future.

    ITEM  2.  PROPERTIES

    (a) Northeast Properties, Inc., a wholly owned subsidiary of the Company, owns various investment properties including an office building located at 24 Federal Street in Boston in which the Company is the primary tenant.

    For information with respect to the properties, reference is made to
    Schedule XI and Notes 4 and 6 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1994 Annual Report to Shareholders (Exhibit 13.1 hereto), which are incorporated herein by reference.

    (b) The Company presently owns 100% of the capital stock of Marblehead Energy Corp. and Energex Corporation, which own interests in certain oil
    and  gas  properties.   For  further  information  with respect to such
    properties, reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders (Exhibit 13.1 hereto), which is incorporated herein by reference.

    ITEM 3.  LEGAL PROCEEDINGS

    At October 31, 1994, there were no material pending legal proceedings to which the Company or any of its subsidiaries was a party or of which any of its property was the subject.

    The Company was informed on January 13, 1995, however, that a National Association of Securities Dealers (NASD) arbitration panel in Tampa, Florida awarded a former wholesaler for the firm $625,000 in damages and an additional $1,250,000 as punitive damages in response to his claim for wrongful termination of employment. One member of the three-person panel dissented as to the award of punitive damages. The Company had requested dismissal of the wholesaler's claim and counterclaimed for damages of $435,000. It believes that the wholesaler's termination was fully justified and even compelled by the facts, and that there is no basis for the award of actual or punitive damages. As a result, the Company is examining all possible legal steps to overturn what it regards as a most inequitable decision, and affirms that it will pursue the matter to the fullest.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                       PART II

    ITEM  5.  MARKET FOR  REGISTRANT'S COMMON  EQUITY  AND RELATED  STOCKHOLDER
              MATTERS

    The Company's Voting Common Stock, $0.0625 par value, is not traded and, as of October 31, 1994, was held by five Voting Trustees pursuant to the Voting Trust described in paragraph (a) of Item 12 hereof, which paragraph
    (a) is incorporated herein by reference.

    The Company's Non-Voting Common Stock, $0.0625 par value, is traded on the Boston Stock Exchange and in the Over-the-Counter market on the NASDAQ National Market System under the symbol EAVN. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1994, was 1,109. The additional information required to be disclosed in
    Item 5 is found on page 4 of the Company's 1994 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Eaton Vance Corp.", and is incorporated herein by reference.

    ITEM 6.  SELECTED FINANCIAL DATA

                                                 Eaton Vance Corp.
                                       Selected Financial Data (Unaudited)
                                     (in thousands, except per share figures)
                                              Year Ended October 31,
                                1994       1993       1992      1991       1990

     Total income             $218,006   $189,145   $153,153  $121,464   $ 95,808

     Net income                 29,786     27,341     19,307    12,718      7,674
     Total assets              455,506    425,547    318,199   273,713    222,494

     Long-term obligations      60,311     73,228     78,358    63,961     50,633

     Per common share-
      Net Income                 $3.14      $3.09      $2.49     $1.74      $1.02
      Cash dividends
       declared                   0.60       0.49       0.36      0.29       0.24

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company's largest sources of revenues are investment adviser fees and distribution fees received from the Eaton Vance funds and investment counsel fees from the separately managed accounts. Such fees and payments are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Bank fee income, also a significant source of revenue, is dependent upon assets custodied and administered by IB&T. The Company's expenses other than the amortization of deferred sales commissions include primarily employee compensation, occupancy costs, service fees and other marketing costs.

    RESULTS OF OPERATIONS

    YEAR ENDED OCTOBER 31, 1994 COMPARED TO YEAR ENDED OCTOBER 31, 1993

    Total revenues rose $28.9 million to $218.0 million from $189.1 million in 1993. This increase can be attributed primarily to increases in investment adviser fees and distribution income which increased $10.6 million and $8.4 million, respectively, in 1994. Both investment adviser fees and distribution income are based on the average net asset values of portfolios managed by the Company, which increased significantly to $15.5 billion for the year ended October 31, 1994, from $13.1 billion for the year ended October 31, 1993. Fund assets under management were increased by net sales of mutual funds of $2.0 billion in 1994 and were reduced, primarily, by depreciation in the market value of managed assets of $1.8 billion. Separately managed accounts, in contrast, decreased to $1.6 billion in 1994 from $2.2 billion in 1993. This decrease was primarily due to the withdrawal of one large public retirement client. Gross sales of mutual funds of $3.4 billion for 1994 were down 21% from 1993 when the Company achieved record sales of $4.3 billion. Consistent with the experience of other mutual fund sponsors, 1994 redemptions rose 38 percent to $1.8 billion from 1993's redemptions of $1.3 billion.

    Bank fee income was also a significant contributor to overall revenue growth in 1994, increasing 31% to $42.5 million from $32.5 million a year earlier. Like investment adviser and distribution fees, bank fee income is based on assets custodied and administered by IB&T. The Company experienced significant growth in these assets in 1994. The Company was advised in November, however, that a large client intended to terminate its custodial relationship with IB&T for unit investment trusts for reasons not related to performance and withdraw such accounts, which amounted to 16.3% of IB&T's bank fee income in 1994. Such termination is not anticipated to have a material adverse effect on IB&T's revenues and income, as successful efforts are being made to replace revenues attributable to this client.

    The two major components of total expenses are compensation of officers and employees and amortization of deferred sales commissions. In 1994, total operating expenses increased $24.1 million to $165.8 million. The increase in compensation expense resulted from the hiring of additional personnel at IB&T to service the additional assets under custody. Larger average dollar value of assets in spread commission funds increased the amortization of deferred sales commissions by $11.9 million. Other expenses rose a total of $7.4 million to $46.4 million in 1994 from $39.0 million in 1993. This increase was primarily due to an increase in IB&T's equipment leasing costs of $1.2 million, $1.4 million in development costs associated with two fund products that were not launched in 1994, and higher marketing and administrative costs incurred to increase the distribution of the Company's funds.

    The Company sponsored and is a limited and a general partner in two gold mining partnerships which invest in the equity and debt securities of developers of gold mines in North America and Australia. Portfolio valuations of these gold mining investment partnerships contributed net partnership losses of $0.3 million in 1994, in comparison with net partnership gains of $3.9 million in 1993.

    Net income of the Company amounted to $29.8 million in 1994 compared to $27.3 million in 1993. Earnings per share were $3.14 and $3.09, respectively.

    During 1994 the Company's total assets increased significantly due to the increase in deferred sales commissions to $256.3 million from $240.0 million in 1993 resulting from substantial sales of shares in the Company's spread-commission funds. Payment of these commissions was funded primarily by cash flows from operating activities. The difference between the book and tax accounting treatment for these commissions caused deferred income taxes to increase by $13.7 million. The increase in deferred income taxes was partially offset by the cumulative effect of the change in accounting for income taxes of $1.3 million resulting from the Company's implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", on November 1, 1993.

    YEAR ENDED OCTOBER 31, 1993 COMPARED TO YEAR ENDED OCTOBER 31, 1992

    Total revenues rose $36.0 million to $189.1 million from $153.1 million in 1992. This increase can be primarily attributed to increases in investment advisory fees and distribution income, which increased $6.7 million and $24.6 million, respectively, in 1993. Investment advisory fees rose less than distribution income because fund sales were concentrated in spread commission municipal bond funds, which pay distribution plan fees, while redemptions were largely from the Eaton Vance Prime Rate Reserves Fund, which pays an adviser fee incorporating the equivalent of distribution payments. Both investment adviser fees and distribution income are based on the average net asset value of portfolios managed by the Company. Ending assets under management increased significantly in 1993 to $15.4 billion from $11.3 billion in 1992. Total assets under management were increased by net sales of mutual funds of $3.0 billion, market appreciation and growth of separately managed accounts.

    Gross sales of mutual funds rose 46% to $4.3 billion from $2.9 billion a year earlier. Redemptions of the Company's fund shares fell 13% to $1.3 billion from $1.5 billion a year earlier.

    The increase in distribution fee income in comparison with the prior year was restricted by the implementation on July 7, 1993 of an NASD rule limiting distribution plan payments to 75 basis points per year. At the time of the implementation, the rule affected approximately $6.8 billion in assets from which the Company was receiving distribution plan payments at an annual rate of 1 percent. Although the rule allows the Company to receive the same present value of distribution plan payments, it requires the payments to be spread over a longer time period.

    Bank fee income was also a significant contributor to overall revenue growth in 1993, increasing 12% to $32.5 million from $29.0 million a year earlier. Like investment adviser and distribution fees, bank fee income is based on assets custodied and administered by IB&T. The assets for which IB&T provides custody and related services increased 41% to $61.2 billion in 1993 from $43.3 billion in 1992.

    The two major components of total expenses are compensation of officers and
    employees and  amortization of deferred sales commissions.   In 1993, total
    operating expenses increased $26.1 million to $141.7 million. Higher salaries and benefits, marketing incentives and expenses associated with the higher level of fund sales caused compensation to increase. Larger average dollar value of assets in spread commission funds increased the amortization of deferred sales commissions by $12.9 million. Other expenses rose a total of $6.7 million to $39.0 million in 1993 from $32.3 million in 1992, primarily due to increases in marketing costs associated with the higher level of sales, expenses from the Bank's custody activities and expenses associated with the Company's gold mining activities.

    The Company sponsored and is a limited and a general partner in two gold mining partnerships which invest in the equity and debt securities of developers of gold mines in North America and Australia. Portfolio valuations of these gold mining investment partnerships contributed net partnership gains of $3.9 million in 1993, in comparison with net partnership losses of $0.2 million in 1992.

    Net income of the Company amounted to $27.3 million in 1993 compared to
    $19.3 million in 1992.  Earnings   per  share   were   $3.09   and   $2.49,
    respectively. During 1993, the Company's total assets increased significantly due to the increase in deferred sales commissions to $240.0 million from $159.8 million in 1992 resulting from substantial sales of shares in the Company's spread-commission funds. Payment of these commissions was funded by cash flows from operating activities and borrowings. The difference between the book and tax accounting treatment for these commissions caused deferred income taxes to increase by $17.1 million.

    LIQUIDITY AND CAPITAL RESOURCES

    In 1994, retained earnings of $24.3 million and net proceeds of $2.4 million from the issuance of new stock to employees under stock purchase and stock option plans, less $6.4 million used to repurchase outstanding shares of the Company's stock, increased the Company's consolidated net worth from $145.3 million at the end of 1993 to $165.6 million on October 31, 1994.

    The Company's primary sources of cash flow from operating activities were net income of $29.8 million, amortization of deferred sales commissions of $52.8 million, capitalized sales charges received on early redemption of spread-commission funds of $24.8 million and deferred income taxes of $13.7 million. In 1994, the primary use of capital was for commission payments associated with sales of spread-commission mutual funds, which were primarily financed by cash flows from operating activities of $32.9 million. The Company anticipates that the primary use of cash will continue to be the payment of sales commissions on sales of the Company's spread-commission funds. The Company anticipates funding the payment of these commissions through cash flows generated from operating activities and, if necessary, through borrowings.

    On March 18, 1994, the Company privately placed, with three insurance companies, a $50 million 6.22% Senior note due March, 2004. Principal payments on the note are due in equal annual installments beginning March 18, 1998. The note may be prepaid in part or in whole on or after March 16, 1996. The proceeds were used to call the Company's outstanding $14 million of 10% Subordinated Debentures and to reduce the borrowings under a $75 million revolving line of credit with two unaffiliated banks. Certain covenants in the Senior Note Purchase Agreement and the bank credit agreement require specific levels of cash flow and net income and others restrict additional investment and indebtedness. At year end, the Company had no borrowings under its $75 million bank credit facility. The Company expects a small continuing cash flow from its real estate activities. The Company has no present plans for significant investments in new real estate properties.

    EFFECTS OF INFLATION

    The major sources of revenue for the Company, i.e., adviser fees, administrative fees and distribution plan payments, are calculated as percentages of assets under management. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relation-ship between changes in financial assets under management and the rate of inflation. If inflation leads to increases in the price of gold or in the price of real estate, the value of the Company's investments in precious metal properties or real estate may be increased.

    ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 20 through 42 of the Company's 1994 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The names of all directors and executive officers of Eaton Vance Corp. as of October 31, 1994, as well as their ages, family relationships between them, and offices with The Company held by each of them, are as follows:

                                             Family
    Name                            Age   Relationship       Office

    Landon T. Clay (1)(2)           68       None   Chairman of the Board of
                                                    Directors

    M. Dozier Gardner (1)(2)        61       None   President, Chief Executive
                                                    Officer and Director

    James B. Hawkes (1)(2)          53       None   Executive Vice President
                                                    and Director

    H. Day Brigham, Jr. (1)(2)      68       None   Vice President, Director
                                                    and Chairman of Management
                                                    Committee

    John G. L. Cabot                60       None   Director

    Curtis H. Jones (1)             65       None   Vice President, Treasurer
                                                    and Director

    Benjamin A. Rowland, Jr. (1)(2) 59       None   Vice President and Director

    Ralph Z. Sorenson               61       None   Director

    Thomas Otis                     63       None   Vice President and
                                                    Secretary

    Laurie G. Russell               28       None   Vice President and
                                                    Internal Auditor

    John P. Rynne                   52       None   Vice President and
                                                    Corporate Controller

    (1) Member of Management Committee of the Company's Board of Directors
    (2) Voting Trustee.  See Item 12(a) hereof.

    Eaton Vance Corp. was formed as a holding company by its subsidiary, Eaton & Howard, Vance Sanders Inc., in February, 1981. Eaton & Howard, Vance Sanders Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and re-organized as Eaton Vance Management in October, 1990) was formed at the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this paragraph, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titlesin a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. Mr. Clay has been Chairman of the Board of Directors and was Chief Executive Officer from October, 1971 until October, 1990; he has been a Director of the Company since January, 1970, and was a Vice President from November, 1968, until October, 1971. Mr. Gardner was elected President effective October, 1979; he has been a Director since July, 1970 and the Chief Executive Officer since October, 1990. Mr. Brigham has been a Director since April, 1979; from 1967 through 1973 he was Vice President and General Counsel of Eaton & Howard, Incorporated, and from 1973 until April, 1979, he was President of Eaton & Howard. Mr. Cabot, Vice Chairman of Cabot Corporation, became a Director of Eaton Vance Corp. in March, 1989. Mr. Hawkes has been Executive Vice President since January, 1990, a Vice President since June, 1975, and a Director since January, 1982. Mr. Jones was a Vice President of Eaton Vance Corp. since March, 1982, and Treasurer and a Director from January, 1984. Mr. Jones retired as Vice President, Treasurer and a Director in November, 1994, and was succeeded by William M. Steul, who most recently was Vice President, Finance and Chief Financial Officer of Digital
    Equipment Corporation. Mr. Rowland has been a Vice President since April, 1969, and a Director since January, 1973. Mr. Sorenson became a Director of Eaton Vance Corp. in March, 1989. Ms. Russell joined Eaton Vance Corp. in August, 1994. Ms. Russell was most recently a Senior Accountant with Deloitte & Touche LLP. Mr. Otis has been Secretary since October, 1969, a Vice President since April, 1973, and has been the Company's counsel since 1966. Mr. Rynne has been Corporate Controller of Eaton Vance Corp. since January, 1984.

    In general, the foregoing officers hold their positions for a period of one year or until their successors are duly chosen or elected. Mr. Clay is an officer, trustee, director or general partner of a number of investment companies of which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is Vice President and a Director of Fulcrum Management, Inc., MinVen, Inc., Vector Mining, Inc., and Compass Mining, Inc. Mr. Clay is also a Director of Energex Corporation and ADE Corp. (a manufacturer of non-contact measuring devices).

    Mr. Gardner is an officer or trustee of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

    Mr. Brigham is an officer or trustee of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser, and Vice President, Secretary and Trustee of EquiFund-Wright National Fiduciary Equity Funds, The Wright Managed Equity Trust, The Wright Managed Income Trust and The Wright Managed Money Market Trust. He is a Director and Secretary of Investors Bank & Trust Company and a Director of Northeast Properties, Inc.

    Mr. Hawkes is an officer, trustee or director of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is also a Director of Investors Bank & Trust Company.

    Mr. Rowland is a Director of Investors Bank & Trust Company, Marblehead Energy Corp., and Energex Corporation.

    ITEM 11.  EXECUTIVE COMPENSATION

   (a)   SUMMARY COMPENSATION TABLE

                                                      Other               All
                             Annual Compensation      Annual   Options    Other
                            Year    Salary    Bonus   Comp.    Granted    Comp.
          Name                       ($)      ($)*     ($)       (#)       ($)
    M. Dozier Gardner      1994    365,000   344,046   3,346        0    30,000
    Chief Executive        1993    350,000   302,179  13,326   20,000    30,000
    Officer                1992    332,000   254,138   9,468   13,000    30,000

    Landon T. Clay         1994    350,000   273,648  15,291        0    30,000
    Chairman of            1993    335,000   269,500  11,939        0    30,000
    the Board              1992    318,000   224,100   9,459        0    30,000

    James B. Hawkes        1994    330,000   550,413     723        0    30,000
    Executive              1993    315,000   500,997   6,202   75,000    30,000
    Vice President         1992    300,000   400,720   4,922   40,000    30,000

    Curtis H. Jones        1994    240,000   234,816   1,387        0    30,000
    Vice President         1993    229,000   223,600  11,939        0    30,000
    & Treasurer            1992    218,000   187,800   9,468        0    30,000

    Wharton P. Whitaker    1994    198,000   411,245   3,346        0    30,000
    President, EVD         1993    189,000   640,654  11,939   15,000    28,838
                           1992    180,000   481,012   9,468   10,000    26,896

     * Bonuses include payments in lieu of option grants to Mr. Clay in 1994 of $43,520, in 1993 of $54,500 and in 1992 of $44,100, and to Mr. Jones in
    1994 of $34,816, in 1993 of $43,600 and in 1992 of $37,800.

    The amounts appearing under "Other Annual Compensation" represent the 10% discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Stock Alternative Plan.

    The amounts appearing under "All Other Compensation" represent the Company's contribution to its Profit Sharing and 401(k) Plans. The Company's contribution to the Profit Sharing Plan is 15% of the base compensation of all eligible employees, is allocated based on the employee's salary and years of service, and is vested at the rate of 20% for each year of employment. The Company's contribution to the 401(k) plan, which is presently known as the Savings Plan and Trust, is a 100% matching of the first $20.00 of the participant's weekly contribution. Vesting in the Savings Plan and Trust is 100%. The overall contribution to the employee benefit plans may not exceed the statutory limitation of $30,000 per year.

     (b) OPTION GRANTS IN LAST FISCAL YEAR

                                Number of      Percentage of     Exercise   Expiration  Potential Realized
                                Securities     Options Granted   Price      Date        Value at Assumed
                                Underlying     to Employees      ($/Sh)                 Annual Rates of
                                Options        in Fiscal Year                           Stock Price
                                Granted                                                 Appreciation
          Name                    (#)                                                   5%($) 10%($)
     M. Dozier Gardner          None

     Landon T. Clay             None (Cash bonus in lieu of options)
     James B. Hawkes            None

     Curtis H. Jones            None (Cash bonus in lieu of options)

     Wharton P. Whitaker        None

    (c) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                           Number of
                           Securities
                           Underlying                 Number of Unexercised        Value of Unexercised
                           Options       Value          Options at Fiscal          In-the-Money Options
                           Exercised    Realized          Year End (#)             at Fiscal Year End ($)
          Name                (#)         ($)      Exercisable   Unexercisable  Exercisable  Unexercisable
     M. Dozier Gardner       3,000       59,550      33,917          27,583       595,642        313,070

     Landon T. Clay              0            0      25,000               0       515,350              0

     James B. Hawkes        16,856      303,835      63,928          70,216       928,604        443,190
     Curtis H. Jones        12,200      294,000           0               0             0              0

     Wharton P. Whitaker     5,000      135,000      20,752          15,248       346,188         98,312

    (d)   COMPENSATION OF DIRECTORS

    Directors not otherwise employed by the Company receive a retainer of $3,500 per quarter and $750 per meeting. During the fiscal year ended October 31, 1994, John G.L. Cabot received $20,750 and Ralph Z. Sorenson received $20,000; in addition, each was granted options for 735 shares.

    (e)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    M. Dozier Gardner, President of the Company, is a member of the Compensa-tion Committee of the Board of Directors of the Company.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    All outstanding shares of the Company's Common Stock, $0.0625 par value, (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 14, 1994), Landon T. Clay (Chairman of the Board of Directors of the Company), M. Dozier Gardner (President and a Director of the Company), Benjamin A. Rowland, Jr. (a Vice President and a Director of the Company),
    H. Day Brigham, Jr. (a Vice President and a Director of the Company) and James B. Hawkes (Executive Vice President and a Director of the Company). The Voting Trust (a copy of which is incorporated by reference as Exhibit
    9.1  hereto)  expires  December  31,  1996.   The Voting Trustees have
    unrestricted voting rights for the election of the Company's directors. At December 14, 1994, the Company had outstanding 19,360 shares of Common Stock. Inasmuch as the five Voting Trustees of said Voting Trust have unrestricted voting rights with respect to said Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange
    Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there be three or more Voting Trustees; other-wise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of said Voting Trustees is 24 Federal Street, Boston, Massachusetts 02110. The following table sets forth the beneficial owners at December 14, 1994, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 19,360 shares of the Common Stock then outstanding:

        Title of Class               Name            Number of Shares of   %
                                                     Voting Common Stock  of
                                                     Covered by Receipts  Class
     Voting Common Stock   Landon T. Clay                   4,640         24%

     Voting Common Stock   M. Dozier Gardner                4,640         24%
     Voting Common Stock   James B. Hawkes                  4,640         24%

     Voting Common Stock   Benjamin A. Rowland, Jr.         2,920         15%

     Voting Common Stock   H. Day Brigham, Jr.              2,520         13%

    Messrs. Clay, Gardner, Rowland, Brigham, and Hawkes are all officers and Directors of the Company and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the
    Company  at  book  value.   In  the event  of the  death or termination of
    employment by the Company of a holder of the Voting Trust Receipts, they must be offered to the Company at book value. Similar restrictions exist with respect to the Common Stock, all shares of which are deposited and held of record in the Voting Trust.

    (b)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (1) The Articles of Incorporation of Eaton Vance Corp. ("EVC") provide that EVC's Non-Voting Common Stock, $0.0625 par value, shall have no voting rights under any circumstances whatsoever. As of December 14, 1994, the officers and directors of EVC, as a group, beneficially owned 2,955,135 shares of such Non-Voting Common Stock or 31.71% of the 9,318,094 shares then outstanding. (Such figures include 241,278 shares subject to options exercisable within 60 days and is based solely upon information furnished by the officers and directors.)

    The following table sets forth the beneficial ownership (i.e., investment power within the meaning of Rule 13d-3(a)(2) under the Securities Exchange Act of 1934) of EVC's Directors and named executive officers of such Non-Voting Common Stock as at December 14, 1994 (such investment power being sole unless otherwise indicated):

     Title of Class           Beneficial Owners            Amount of          %
                                                           Beneficial         of
                                                           Ownership (1)    Class
                                                                             (2)

     Non-Voting Common Stock  Landon T. Clay           1,811,419 (3)(4)(7)  19.90
     Non-Voting Common Stock  M. Dozier Gardner          330,225 (3)(6)      3.62
     Non-Voting Common Stock  James B. Hawkes            259,530 (3)(4)(6)   2.83
     Non-Voting Common Stock  Benjamin A. Rowland Jr.    207,404 (3)(5)      2.28
     Non-Voting Common Stock  H. Day Brigham, Jr.        137,900             1.52
     Non-Voting Common Stock  Curtis H. Jones             75,175 (6)          .83
     Non-Voting Common Stock  Wharton P. Whitaker         58,500 (3)          .64
     Non-Voting Common Stock  John G. L. Cabot            20,142 (3)          .22
     Non-Voting Common Stock  Ralph Z. Sorenson            8,142 (3)          .09

    (1) Based solely upon information furnished by the officers and directors.

    (2) Based on 9,076,816 outstanding shares plus options exercisable within 60 days of 25,000 for Mr. Clay, 42,500 for Mr. Gardner, 92,644 for Mr.
        Hawkes, 24,000 for  Mr. Rowland, 28,500 for  Mr. Whitaker, 6,142  for Mr.
        Cabot and 4,142 for Mr. Sorenson.

    (3) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each officer and director as listed in Note
        (2) above.


                                         -19-


    (b) SECURITY   OWNERSHIP  OF   CERTAIN  BENEFICIAL   OWNERS   AND  MANAGEMENT
    (Continued)

    (4) Includes 4,800 shares held by Mr. Hawkes as custodian for a minor child, 635 shares held by Mr. Hawkes' daughter and 2,500 shares held by Mr.
        Clay's children.

    (5) Includes 1,200  shares owned  by Mr.  Rowland's  spouse as  to which  Mr.
        Rowland disclaims beneficial ownership.

    (6) Includes 36,073 shares owned by Mr. Jones' spouse, 37,609 shares owned by Mr. Gardner's spouse, and 10,300 shares owned by Mr. Hawkes' spouse.

    (7) Includes 1,045  shares held  in the  trust of  Profit Sharing  Retirement
        Plan for employees of Flowers Antigua of which the sole beneficiary is the spouse of Mr. Clay. Also includes 6,355 shares held in trust of Profit Sharing Retirement Plan for employees of LTC Corp., wholly owned by Mr. Clay.

    (2) As of October 31, 1994, certain directors and officers of EVC held various partnership interests in VenturesTrident, L.P., VenturesTrident II, L.P., Fulcrum Management Partners, L.P. and Fulcrum Management Partners II, L.P. (limited partnerships described in Item 13(a) below), each of which may be deemed to be an "affiliate" of MinVen, Inc. (see Item 13 below) and EVC as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. These partnership interests are described in Item 13(a) below, which description is incorporated in this Item by reference.

    (3) Landon T. Clay (a director and officer of EVC) owned 15 shares of common stock of Investors Bank & Trust Company (a 77.3% owned subsidiary) as at October 31, 1994. As at such date Messrs. Brigham, Hawkes, Jones and Rowland (directors and officers of EVC) each owned qualifying shares (10 shares) of common stock of Investors Bank & Trust Company, enabling them to serve as directors of said bank. All officers and directors of the Company, as a group, beneficially owned in the aggregate 55 shares of such common stock (or 0.55% of the outstanding common stock of Investors Bank & Trust Company).

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

    On  February 28,   1985,  the   Company   became  a  limited  partner  in
    VenturesTrident, L.P. ("VenturesTrident"), a Delaware Limited Partnership formed to invest in equity securities of public and private mining ventures, principally in precious metals. As a limited partner, the Company has invested an aggregate of $5,000,000 in cash in VenturesTrident. The investment by the Company was made entirely from internally generated funds.

    The general partner of VenturesTrident is Fulcrum Management Partners, L.P. ("Fulcrum Partners"), a Delaware Limited Partnership of which Landon T. Clay (the Company's Chairman of the Board and principal stockholder) and MinVen are the general partners. MinVen owns a 79.24% interest in Fulcrum
    Partners, and Mr. Clay owns a 16.09%  interest therein.   The  Company, by
    reason of MinVen's 79.24% interest in Fulcrum Partners, indirectly owns an additional 15.85% interest in VenturesTrident.

    VenturesTrident has entered into a service agreement with Fulcrum Management, Inc. ("Fulcrum Management"), a Denver based wholly-owned subsidiary of the Company, whereby Fulcrum Management provides management and administration services to VenturesTrident for a quarterly fee of $50,000. Such fee will not be paid to Fulcrum Management by VenturesTrident during the calendar year ending December 31, 1995, and it is currently anticipated that VenturesTrident may be liquidated during 1995 or shortly thereafter. Fulcrum Management has entered into a separate agreement with Castle Group, Inc., a Colorado corporation, pursuant to which Castle will provide such services to VenturesTrident.

    Mr. Clay and entities controlled by Mr. Clay, other than the Company, have acquired limited partnership interests in VenturesTrident for cash investments aggregating $5,550,000. Mr. Clay and such entities, solely through their ownership of such limited partnership interests, in the aggregate currently own a 13.48% interest in VenturesTrident; Mr. Clay, by reason of his 16.093% interest in Fulcrum Partners, indirectly owns an additional 3.219% interest in VenturesTrident. Mr. Clay's wife, Lavinia D. Clay, acquired a limited partnership interest in VenturesTrident for an investment of $100,000; she currently owns a .24% interest in VenturesTrident. Certain institutions and other investors have also acquired limited partnership interests in VenturesTrident.

    Two other directors of the Company, M. Dozier Gardner and Benjamin A. Rowland, Jr., have acquired limited partnership interests in VenturesTrident; each of such investments amounts to $50,000, and each such director owns a .12% interest in VenturesTrident. Mr. Clay and the other directors of the Company, by reason of their positions with and ownership of stock of the Company, have an indirect interest in the aggregate 27.988% interest in VenturesTrident directly and indirectly owned by the Company.

    All net operating income and losses and all net realized capital gains and losses of VenturesTrident with respect to each of its fiscal years will generally be allocated 80% to the limited partners (which include the Company, Mr. and Mrs. Clay and the other two directors of the Company who own limited partnership interests) of VenturesTrident and 20% to Fulcrum Partners (of which Mr. Clay owns a 16.093% interest and the Company owns through MinVen a 79.24% interest). Mr. Clay is an officer and director of MinVen and Fulcrum Management.

    On November 4, 1987, the Company became a limited partner in VenturesTrident II, L.P. ("VenturesTrident II"), a Delaware Limited Partner-ship formed to invest in equity securities of public and private mining ventures, principally in precious metals. As a limited partner, the Company has invested $3,000,000 in cash in VenturesTrident II. The investment by the Company was made entirely from internally generated funds. The Company, through its ownership of such limited partnership interest, currently owns a 3.042% interest in VenturesTrident II.

    In addition to the above, MinVen, Inc. ("MinVen"), a wholly owned subsidiary of the Company, has acquired a general partnership interest in the general partner of VenturesTrident II. This acquisition required MinVen to pay $748,235 to such general partner.

    The general partner of VenturesTrident II is Fulcrum Management Partners II, L.P. ("Fulcrum Partners II"), a Delaware Limited Partnership of which Landon T. Clay (the Company's Chairman of the Board and principal stockholder) and MinVen are the general partners. MinVen owns a 82.13% interest in Fulcrum Partners II, and Mr. Clay owns a 3.87% interest therein. The Company, by reason of MinVen's 82.13% interest in Fulcrum Partners II, indirectly owns an additional 16.43% interest in VenturesTrident II.

    VenturesTrident II has entered into a service agreement with Fulcrum Management, Inc. ("Fulcrum Management"), a Denver based wholly-owned subsidiary of the Company, whereby Fulcrum Management will provide manage-ment and administration services to VenturesTrident II for a quarterly fee equal to .675% of VenturesTrident II's aggregate committed capital. Fulcrum Management has entered into a separate agreement with Castle Group, Inc., a Colorado corporation, pursuant to which Castle will provide such services to VenturesTrident II.

    Mr. Clay and entities controlled by Mr. Clay, other than the Company, acquired limited partnership interests in VenturesTrident II for cash investments aggregating $2,650,000. Mr. Clay and such entities, solely through their ownership of such limited partnership interest, in the aggregate currently own a 2.69% interest in VenturesTrident II; Mr. Clay, by reason of his 3.87% interest in Fulcrum Partners II, indirectly owns an additional .77% interest in VenturesTrident II. Investors Bank & Trust Company, as custodian for the benefit of Thomas M. Clay and Richard T. Clay (both of whom are minor children of Landon T. Clay), acquired limited partnership interests in VenturesTrident II for investments of $100,000 for each such child; each such child currently owns a .10% interest in VenturesTrident II. Certain institutions and other investors have also acquired limited partnership interests in VenturesTrident II.

    Two other directors of the Company, M. Dozier Gardner and Benjamin A. Rowland, Jr., have acquired limited partnership interests in VenturesTrident II; each of such investments amounts to $50,000, and each such director currently owns a .05% interest in VenturesTrident II. Mr. Clay and the other directors of the Company, by reason of their positions with and ownership of stock of the Company, have an indirect interest in the aggregate 19.47% interest in VenturesTrident II directly and indirectly owned by the Company.

    All net operating income and losses and all net realized capital gains and losses of VenturesTrident II with respect to each of its fiscal years will generally be allocated 80% to the limited partners (which include the Company, Mr. Clay, Mr. Clay's minor children and the other two directors of the Company who own limited partnership interests) of VenturesTrident II and 20% to Fulcrum Partners II (of which Mr. Clay owns a 3.87% interest and the Company owns through MinVen a 82.13% interest). Mr. Clay is an officer and director of MinVen and Fulcrum Management.

    (b)  CERTAIN BUSINESS RELATIONSHIPS

    Landon T. Clay, M. Dozier Gardner, James B. Hawkes and H. Day Brigham, Jr., each of whom is a director and executive officer of the Company, are officers and directors, trustees or general partners of various investment companies for which the Company's wholly owned subsidiary, Eaton Vance Management or Boston Management and Research, serves as investment adviser, for which Eaton Vance Distributors, Inc. (a wholly-owned subsidiary of Eaton Vance Management) acts as principal underwriter, and for which Investors Bank & Trust Company (a 77.3% owned subsidiary of Eaton Vance Corp.) serves as custodian; such investment companies make substantial payments to Eaton Vance Management or Boston Management and Research for advisory and management services, substantial payments to Eaton Vance Distributors, Inc. under their distribution plans, and substantial payments to Investors Bank & Trust Company for custodial services.

    (c)  INDEBTEDNESS OF MANAGEMENT

    In 1993, the Company increased to $6,100,000 the amount of money in the Executive Loan Program which is available for loans to certain key employees for the purpose of financing or refinancing the exercise of stock options for shares of the Company's Non-Voting Common Stock, other purchases of the Company's Non-Voting Common Stock, and any tax obligations arising from such transactions. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $2,511,000 at October 31, 1994.

    The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1993, in an aggregate amount in excess of $60,000:

                                Largest Amount of     Loans      Rate of Interest
                                Loans Outstanding  Outstanding   Charged on Loans
                                  Since 11/1/93       as of       as of 12/12/94
                                                    12/12/94
     Landon T. Clay                 $210,216       $176,940      8.06%- 8.58% (1)

     M. Dozier Gardner               401,580        347,560      6.22%- 8.06% (2)
     James B. Hawkes                 590,152        508,066      5.31%- 8.58% (3)

     H. Day Brigham, Jr.             400,759        364,295      5.31%- 8.57% (4)

     Curtis H. Jones                 217,000        157,000      5.47%- 8.06% (5)
     Benjamin A. Rowland Jr.          92,500         42,500             5.31% (6)


    (1) 8.06% interest payable on $98,960 principal amount of loan, and 8.58% interest payable on $77,980 principal amount.

    (2) 6.22%  interest  payable  on $110,000  principal  amount  of loan,  7.55%
        interest  payable  on  $138,600  principal  amount,  and  8.06%  interest payable on $98,960 principal amount.

    (3) 5.31% interest payable on $156,888 principal amount, 5.74% interest payable on $63,102 principal amount, 6.11% interest payable on $110,000 principal amount, 7.61% interest payable on $38,500 principal amount, 8.06% interest payable on $89,963 principal amount and 8.58% interest payable on $49,613 principal amount.

    (4) 5.31% interest  payable  on  $177,100  principal amount  of  loan,  6.11%
        interest payable on $88,000  principal amount, 8.06% interest  payable on
        $75,600 principal amount  and 8.57% interest payable on $23,595 principal amount.

    (5) 5.47% interest payable on $133,000 principal amount and 8.06% interest payable on $24,000 principal amount.

    (6) 5.31% interest payable on $42,500 principal amount of loan.

    (d) TRANSACTIONS WITH PROMOTERS

        Not applicable.

                                       PART IV

    ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) (1) The following financial statements of Eaton Vance Corp. and the independent auditors' report relating thereto, are incorporated herein by reference into Item 8 hereto:

                                                                       Separate
                                                                       Document
    Eaton Vance Corp. 1994 Annual Report to Shareholders               P a g e
    Number

     Independent Auditor's Report                                         42

     Consolidated Balance Sheets as of October 31, 1994 and 1993          20-21

     Consolidated Statements of Income for each of the three
     years in the period ended October 31, 1994                           22

     Consolidated Statements of Shareholders' Equity for each of
     the three years in the period ended October 31, 1994                 23

     Consolidated Statements of Cash Flows for each of the three
     years in the period ended October 31, 1994                           24

     Notes to Consolidated Financial Statements                           25-41

    The following auditors' report relating to the consolidated financial statement schedules of Eaton Vance Corp. is filed herewith and included in
    Item 14(a)(1):

     Independent Auditors' Report                                         25

    (a) (2)  The following financial statement schedules are included herein:

     Schedule Number             Description                            P a g e
        Number

         VIII           Valuation and Qualifying Accounts                26

           XI           Real Estate and Accumulated Depreciation         27-29

          XII           Mortgage Notes Receivable on Real Estate         30-31

    All Schedules not listed above are omitted because they are not applicable, or the required information is shown in the financial statements or in the notes thereto, or there have been no changes in the information required to be filed from that last previously reported.

    (b) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index and is incorporated herein by reference.

          INDEPENDENT AUDITORS' REPORT

          To the Board of Directors and Shareholders of Eaton Vance Corp.:

          We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1994 and 1993, and for each of the three years in the period ended October 31, 1994, and have issued our report thereon dated December 13, 1994; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          DELOITTE & TOUCHE LLP

          Boston, Massachusetts
          December 13, 1994

    EATON VANCE CORP.
    VALUATION AND QUALIFYING ACCOUNTS                              Schedule VIII

    Years ended October 31, 1994, 1993 and 1992

                                             Additions
                                 Balance at  Charged to
                                 Beginning   Costs and               Balance at
     Description                 of Year     Expenses    Deductions  End of Year
     Valuation accounts
      deducted from assets
      to which they apply:
        Allowance for doubtful
        accounts on notes
        receivable and receivable
        from affiliates:

        Year ended October 31:
               1994              $800,000    $   -       $   -       $800,000
               1993              $   -       $800,000    $   -       $800,000

               1992              $   -       $   -       $   -       $   -


    EATON VANCE CORP.
    REAL ESTATE AND ACCUMULATED DEPRECIATION                                                     Schedule XI

    October 31, 1994
                                                                                   Costs Capitalized
                                                       Initial Cost             Subsequent to Acquisition

                                                                                                Carrying
    Description                 Encumbrances       Land         Buildings       Improvements      Costs
    Income producing:
      Shopping center-
       Goffstown, NH           $ 6,199,743     $  244,532     $ 1,373,276     $5,610,691       $   -

      Shopping mall and
       office building-
        Troy, NY                 2,844,663        834,100       4,033,921      1,750,182           -

      Office Buildings-
        Boston, MA               4,008,470        495,000       4,447,898        516,868           -
        Boston, MA                   -            280,800       4,009,836      1,267,351           -

      Warehouses-
        Colonie, NY              2,270,088        137,966       1,596,385        586,493           -
        Springfield, MA          1,437,046        145,833       1,967,684        187,078           -
             Total              16,760,010      2,138,231      17,429,000      9,918,663           -

    Commercial land:
      Bedford, NH                    -            137,773           -                -          72,431
      Boston, MA                     -             78,203           -                -             -

    Residential land-
      Canton, OH                     -             38,403           -                -             -
             Total                   -            254,379           -                -          72,431

    TOTAL                      $16,760,010     $2,392,610     $17,429,000     $9,918,664       $72,431

    EATON VANCE CORP.
    REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)                                       Schedule XI

    October 31, 1994
                              Gross Carrying Amount
                              October 31, 1994 (1)

                                                      Accumulated      Date of      Date     Depreciable
    Description                Land       Buildings   Depreciation  Construction  Acquired     Life
    Income producing:
      Shopping center-
       Goffstown, NH        $  244,532   $ 6,983,967  $1,555,354        1973      10/17/83    30 yrs.

      Shopping mall and
       office building-
        Troy, NY               834,100     5,784,103   1,209,598        1978      05/01/87    31.5 yrs.

      Office buildings-
        Boston, MA             495,000     4,964,766   1,476,080        1888      08/15/85    30 yrs.
        Boston, MA             280,800     5,277,187   2,005,474        1920      10/31/90    20 yrs.

       Warehouses-
        Colonie, NY            137,966     2,182,878     587,170        1964      11/13/84    30 yrs.
        Springfield, MA        145,833     2,154,762     676,601        1974      11/02/84    30 yrs.

             Total           2,138,231    27,347,663   7,510,277

    Commercial land:
      Bedford, NH              210,204        -            -            N/A       05/13/85      N/A
      Boston, MA                78,203        -            -            N/A       01/08/88      N/A

    Residential land-
      Canton, OH                38,403        -            -            N/A       10/17/83      N/A
             Total             326,810        -            -

    TOTAL                   $2,465,041   $27,347,663  $7,510,277

   (1)  The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.

   EATON VANCE CORP.
   REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)               Schedule XI

                                                         October 31,
                                               1994         1993         1992

    LAND AND BUILDINGS
    Gross carrying amount:
      Balance, beginning of year           $29,447,609  $28,949,047  $28,303,498

      Additions - improvements, etc.           365,095      528,562      645,549

    Balance, end of year                   $29,812,704  $29,477,609  $28,949,047
    Accumulated depreciation:

      Balance, beginning of year           $ 6,594,381  $ 5,691,142  $ 4,811,298

      Depreciation                             915,896      903,239      879,844
    Balance, end of year                   $ 7,510,277  $ 6,594,381  $ 5,691,142

    EATON VANCE CORP.
    MORTGAGE NOTES RECEIVABLE ON REAL ESTATE                                                  Schedule XII

    October 31, 1994
                                                                                             Principal
                                                                                             Amount of
                                                                                             Notes
                       Number                                          Original   Carrying   Subject to
                       of                  Final      Periodic         Face       Amount of  Delinquent
                       Mortgage  Interest  Maturity   Payment   Prior  Amount of  Mortgages  Principal
    Description        Notes     Rate      Dates      Terms     Liens  Mortgages   (B) (C)   or Interest
    FIRST MORTGAGE NOTES:
    Residential
    permanent notes:

     FHA - Original
      note amounts
       under $30,000      15       5.25%   1995-2000     (A)    None   $277,400   $ 50,091   $    -
     VA - Original
      note amounts
       under $30,000       2       5.25%   1995          (A)    None     35,100      2,342        -

     Conventional -
      Original note
       amounts under
        $225,000           2      8-9.75%  1997-2005     (A)    None    259,600    248,978        -

    TOTAL                 19                                           $572,100   $301,411   $    -

   NOTES:

   (A) Periodic payment terms -

   FHA and VA Notes  -  Interest and principal payments are made at variable amounts over life to maturity, no prepayment penalty.

   Conventional Notes - $225,000 Note with interest payable at level amounts over life to maturity.
                        Balloon payment of $225,000 due in 1997, no prepayment penalty.

                        $34,600 Note with interest and principal payments made at level amounts, no prepayment penalty.

                                                    - 30 -



   EATON VANCE CORP.
   MORTGAGE NOTES RECEIVABLE ON REAL ESTATE (Continued)             Schedule XII

   October 31, 1994

   (B)  Reconciliation of the Carrying Amount of Mortgage Notes -

                                                  1994       1993       1992
    Balance, beginning of year                  $330,654   $360,906   $169,045

      Issuance of mortgage notes receivable         -          -       225,000

      Collections on principal                   (29,243)   (30,252)   (33,139)
      Write-off of note                             -          -          -

    Balance, end of year                        $301,411   $330,654   $360,906


   (C) The aggregate cost for federal income tax purposes is equal to the carrying amount of the mortgages.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           EATON VANCE CORP.

                                                        /s/M. Dozier Gardner
                                                           M. Dozier Gardner
                                                           President,
                                                           Director and
                                                           Principal Executive
                                                           Officer

                                                           January 18, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:


     /s/Landon T. Clay            Chairman and Director        January 18, 1995


     /s/M. Dozier Gardner         President, Director and      January 18, 1995
                                  Principal Executive Officer


     /s/William M. Steul          Chief Financial Officer      January 18, 1995


     /s/John P. Rynne             Corporate Controller         January 18, 1995


     /s/James B. Hawkes           Director                     January 18, 1995


     /s/H. Day Brigham, Jr.       Director                     January 18, 1995


     /s/Benjamin A. Rowland, Jr.  Director                     January 18, 1995


     /s/John G.L. Cabot           Director                     January 18, 1995


     /s/Ralph Z. Sorenson         Director                     January 18, 1995

                                    EXHIBIT INDEX


    Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

                                                              Page in Sequential
    Exhibit No.          Description                          Numbering System


     3.1     The Company's Amended Articles of Incorporation are          21
             filed as Exhibit 3.1 to the Company's registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities
             Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

     3.2     The Company's By-Laws are filed as Exhibit 3.2 to            28
             the Company's registration statement of Form 8-B dated
             February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C.
             File No. 1-8100) and are incorporated herein by reference.

     3.3     Copy of the Company's Articles of Amendment effective at     50-52
             the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     3.4     Copy of the Company's Articles of Amendment effective at     54-55
             the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     4.1 The rights of the holders of the Company's Common Stock, par value $.0625 per share, and Non-Voting Common Stock, par value $.0625 per share, are described in the Company's Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company's By-Laws (particularly Article II thereof)--See Exhibits 3.1, 3.2 and 3.3 above as incorporated herein by reference.

     4.2 The rights of the holders of the Company's 10% Subordinated 65-97 Debentures due April 1, 1998 are set forth in the Indenture dated as of April 1, 1988 between the Company and the First National Bank of Boston, a copy of which Indenture has been filed as Exhibit 4.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1987
             (S.E.C. File No. 1-8100) and is incorporated herein by reference.

                                                              Page in Sequential
    Exhibit No.                     Description               Numbering System

      9.1    Copy of the Voting Trust Agreement made as of December       39-47
             22, 1993 is filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1993, (SEC File No. 1-8100) and is incorporated herein by reference.

     10.1    Description of Performance Bonus Arrangement for Members     54
             of Investment Division of Eaton Vance Management, Inc. is filed as Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1985, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     10.2    Description of Incentive Bonus Arrangement for Marketing     55
             Personnel of Eaton Vance Distributors, Inc. is filed as
             Exhibit 10.4 to the Annual Report on Form 10-K of the
             Company for the fiscal year ended October 31, 1985, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     10.3    Copy of 1984 Executive Loan Program relating to financing    65-69
             or refinancing the exercise of options, the purchase of stock, the tax obligations associated with such exercise or purchase and similar undertakings by key directors, officers, and employees adopted by the Company's Directors on October 19, 1984, has been filed as Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1984, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     10.4    Copy of 1988 Profit Improvement Bonus Plan of Eaton Vance    61
             Management, Inc. has been filed as Exhibit 10.9 of the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1987 (S.E.C. File No 1-8100) and is incorporated herein by reference.

     10.5    Copy of 1989 Stock Option Plan adopted by the Company's      40-45
             Directors on July 21, 1989 has been filed as Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1989, (S.E.C. File
             No. 1-8100) and is incorporated herein by reference.

     10.6    Description of 1990 Performance and Retention of Officers    42
             Pool (bonus plan to reward key officers of Eaton Vance Management and Eaton Vance Distributors, Inc.) of Eaton
             Vance Corp. has been filed as Exhibit 10.11 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1990 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

                                                              Page in Sequential
    Exhibit No.                      Description              Numbering System


    10.7    Copy of 1992 Stock Option Plan as adopted by the Eaton       36-43
            Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992
            (S.E.C. File No. 1-8100), and is incorporated herein by reference.

    10.8    Copy of 1986 Employee Stock Purchase Plan as amended and     44-54
            restated by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No.
            1-8100), and is incorporated herein by reference.

    10.9    Copy of 1992 Incentive Plan - Stock Alternative as           55-58
            adopted by the Eaton Vance Corp. Board of Directors on July 17, 1992 has been filed as Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File
            No. 1-8100), and is incorporated herein by reference.

    11.1    Statement of Computation of average number of Shares         36
            outstanding (filed herewith).

    13.1    Copy of the Company's Annual Report to Stockholders          37-84
            for the fiscal year ended October 31, 1994 (furnished herewith--such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

    21.1    List of the Company's Subsidiaries as of October 31, 1994    85
            (filed herewith).

    23.1    Independent Auditors' Consent (filed herewith).              86

    27.1    Financial Data Schedule as of October 31, 1994               87-89
            (filed herewith - electronic filing only).