Form 10-Q
period 1995-01-31
EATON VANCE CORP
filed 1995-03-08
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


        For the period  ended January 31, 1995    Commission File No. 1-8100


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

      YES  X        NO

         Shares outstanding as of January 31, 1995:
          Voting common stock - 19,360 shares
          Non-Voting Common Stock - 9,154,361 shares


                                  Page 1 of 25 pages









                                           PART I


                                FINANCIAL INFORMATION











   Consolidated Balance Sheets (unaudited)

    ASSETS                                               January 31, October 31,
                                                            1995        1994
                                                      (all figures in thousands)

    CURRENT ASSETS:
    Cash and equivalents                                  $ 37,527    $ 24,681

    Receivable for investment company shares sold              396       1,073

    Investment adviser fees and other receivables            2,281       2,632

    Other current assets                                     1,192       1,233

     Total current assets                                   41,396      29,619

    INVESTORS BANK & TRUST COMPANY ASSETS:

    Cash and equivalents                                     7,810       9,344

    Investment securities (market value $85,497 and
     $86,172, respectively)                                 87,594      88,278

    Loans, less allowance for loan losses                   13,596      13,570

    Accrued interest and fees receivable                    11,409       9,383

    Equipment and leasehold improvements, net                3,785       3,251

    Other assets                                             3,882       3,780

     Total bank assets                                     128,076     127,606

    OTHER ASSETS:

    Investments:

     Real estate                                            21,968      22,173

     Gold mining partnerships                                2,073       3,072

     Investment companies (market value at
      October 31, 1994 $5,702)                               6,344       4,088

     Other investments                                       3,453       4,120

    Notes receivable and receivables from affiliates         3,215       3,139

    Deferred sales commissions                             240,399     256,326

    Equipment and leasehold improvements, net                3,569       3,477

    Goodwill                                                 1,858       1,886

     Total other assets                                    282,879     298,281

      Total assets                                        $452,351    $455,506


                    See notes to consolidated financial statements

  Consolidated Balance Sheets (unaudited) (continued)

    LIABILITIES AND                                    January 31,  October 31,
    SHAREHOLDERS'                                         1995         1994
    EQUITY                                 (in thousands, except share figures)

    CURRENT LIABILITIES:
    Payable for investment company shares purchased     $    407     $  1,096

    Accrued compensation                                   2,461        8,817

    Accounts payable and accrued expenses                  6,952        4,539

    Accrued income taxes                                  (3,971)       1,761

    Dividend payable                                       1,471        1,461

    Current portion of mortgage notes payable              8,439        6,449

    Other current liabilities                                280          688

     Total current liabilities                            16,039       24,811

    INVESTORS BANK & TRUST COMPANY LIABILITIES:

    Demand and time deposits                             106,423      106,909

    Other                                                  4,912        5,214

     Total bank liabilities                              111,335      112,123

    OTHER LIABILITIES:

    6.22% Senior Note                                     50,000       50,000

    Mortgage notes payable                                 8,235       10,311

    Minority interest in consolidated subsidiary           3,334        3,113

     Total other liabilities                              61,569       63,424

    Deferred income taxes                                 92,700       89,540

    Commitments                                             -            -

    SHAREHOLDERS' EQUITY:

    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares          1            1

    Non-voting common stock, par value $.0625 per
     share-Authorized, 11,920,000 shares, Issued
     9,154,361 and 9,090,394 shares, respectively            572          568

    Additional paid-in capital                            50,051       49,595

    Notes receivable from stock option exercises          (3,120)      (2,511)

    Unrealized gain on investments                           320         -

    Retained earnings                                    122,884      117,955

     Total shareholders' equity                          170,708      165,608

      Total liabilities and shareholders' equity        $452,351     $455,506

                    See notes to consolidated financial statements

  Consolidated Statements of Income (unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                           1995          1994
                                        (in thousands, except per share figures)

    REVENUE:
    Investment adviser and administration fees           $20,617      $21,444

    Distribution income                                   19,753       20,142

    Bank fee income                                       12,111        9,081

    Bank net interest income                               1,358        1,188

    Income from real estate activities                       856          917

    Other income                                             256          335

     Total revenue                                        54,951       53,107

    EXPENSES:

    Compensation of officers and employees                17,474       17,439

    Amortization of deferred sales commissions            11,683       12,751

    Other expenses                                        12,813       10,091

     Total expenses                                       41,970       40,281

    Operating income                                      12,981       12,826

    OTHER INCOME (EXPENSE):

    Interest income                                          359          132

    Share of partnership income (losses)                    (983)         736

    Interest expense                                      (1,223)      (1,351)

    Income before income taxes                            11,134       12,343

    Income Taxes

     Current:

      Federal                                                568         -

      State                                                1,639          295

     Deferred:

      Federal                                              3,491        4,485

      State                                                 (967)       1,157

       Total income taxes                                  4,731        5,937

    Net income before cumulative effect of change in
        accounting for income taxes                        6,403        6,406

    Cumulative effect of change in accounting for
        income taxes                                        -           1,300

      Net income                                         $ 6,403      $ 7,706

                    See notes to consolidated financial statements

  Consolidated Statements of Income (unaudited) (continued)

                                                           Three Months Ended
                                                               January 31,
                                                           1995          1994
                                        (in thousands, except per share figures)

    Earnings per share before cumulative effect of
      change in accounting for income taxes                $0.70        $0.67

    Cumulative effect of change in
      accounting for income taxes per share                  -          $0.14

    Earnings per share                                     $0.70        $0.81

    Dividends declared, per share                          $0.16        $0.14

    Average common shares outstanding                      9,132        9,530

                    See notes to consolidated financial statements

  Consolidated Statements of Cash Flows (unaudited)

                                                            Three Months Ended
                                                                January 31,
                                                             1995         1994
                                                              (in thousands)

    Cash and equivalents (including IB&T),
     Beginning of period                                    $34,025     $28,655

    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                6,403       7,706

    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Share of net (income) losses of partnerships               983        (736)

     Deferred income taxes                                    2,524       5,632

     Cumulative effect of change in accounting
      for income taxes                                         -         (1,300)

     Amortization of deferred sales commissions              11,683      12,751

     Amortization of premiums on investment securities,
      net of accretion of discounts                             306         379

     Depreciation and other amortization                        695         903

     Payments of sales commissions                           (7,123)    (38,527)

     Capitalized sales charges received                      11,294       4,969

     Changes in other assets and liabilities                (11,808)     (9,097)

     Net cash provided by (used for) operating activities    14,957     (17,320)

    CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to real estate, equipment and
     leasehold improvements                                  (1,057)       (842)

    Net increase in notes and receivables from affiliates      (685)       (550)

    Net (increase) decrease in investment companies and
     other investments                                         (604)        115

    Proceeds from sales and maturities of investment
     securities                                                 378       1,761

    Net increase in loans                                       (26)     (2,478)

     Net cash used for investing activities                  (1,994)     (1,994)

                      See notes to consolidated financial statements

  Consolidated Statements of Cash Flows (unaudited) (continued)

                                                            Three Months Ended
                                                                 January 31,
                                                            1995          1994
                                                              (in thousands)

    CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from notes payable                                  -       31,350

    Payments on notes payable                                   (87)    (11,777)

    Proceeds from the issuance of non-voting common stock     1,691       1,946

    Dividends paid                                           (1,464)     (1,314)

    Repurchase of non-voting common stock                    (1,305)        (28)

    Changes in demand and time deposits                        (486)      8,011

     Net cash provided by (used for) financing activities    (1,651)     28,188

     Net increase in cash and equivalents                    11,312       8,874

    Cash and equivalents (including IB&T), end of period    $45,337     $37,529

    SUPPLEMENTAL INFORMATION:

    Interest paid                                           $   742     $ 1,031

    Income taxes paid                                       $ 7,950     $   686

                     See notes to consolidated financial statements

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) January 31, 1995

    (1) Consolidating Financial Statements

    The components of the January 31, 1995 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

    CONSOLIDATING BALANCE SHEET                                       Real               January 31, 1995
    ASSETS                                      Investment            Estate                 Consolidated
    (in thousands)                              Management  Banking   & Other   Eliminations        Total
    CURRENT ASSETS:

     Cash and equivalents                        $ 38,874             $   709    $ (2,056)    $ 37,527

     Receivable for investment
      company shares sold                             396                                          396

     Investment adviser fees and
      other receivables                             1,864                 417                    2,281

     Other current assets                             492                 700                    1,192

       Total current assets                        41,626               1,826      (2,056)      41,396

    INVESTORS BANK & TRUST COMPANY ASSETS:

     Cash and equivalents                                     7,810                              7,810

     Investment securities                                   87,594                            87,594

     Loans, less allowance for loan losses                   13,596                            13,596

     Accrued interest and fees receivable                    11,409                            11,409

     Equipment and leasehold improvements, net                3,785                             3,785

     Other assets                                             3,882                             3,882

       Total bank assets                                    128,076                           128,076

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
    January 31, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET                                        Real              January 31, 1995
    ASSETS (continued)                           Investment            Estate                Consolidated
    (in thousands)                               Management  Banking   & Other   Eliminations       Total

    OTHER ASSETS:

     Investments:

      Real estate                                                       21,968                  21,968

      Gold mining partnerships                                           2,073                   2,073

      Northeast Properties, Inc.                     8,388                          (8,388)       -

      Investors Bank & Trust Company                11,351                         (11,351)       -

      Marblehead Energy Corp.                          168                            (168)       -

      Energex Corporation                              251                            (251)       -

      Mining related subsidiaries                    6,597                          (6,597)       -

      Investment companies                           6,344                                       6,344

      Other investments                              1,800               1,653                   3,453

     Notes receivable and receivables
      from affiliates                                  150               3,215        (150)      3,215

     Deferred sales commissions                    240,006                 393                 240,399

     Equipment and leasehold improvements, net       3,494                  75                   3,569

     Goodwill                                        1,851                   7                   1,858

     Intercompany receivables                       (2,621)              2,621                    -

        Total other assets                         277,779              32,005     (26,905)    282,879

           Total assets                           $319,405   $128,076  $33,831    $(28,961)   $452,351

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
    January 31, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET                                       Real              January 31, 1995
    LIABILITIES AND SHAREHOLDERS' EQUITY         Investment           Estate                Consolidated
    (in thousands)                               Management  Banking  & Other   Eliminations       Total

    CURRENT LIABILITIES:

    Payable for investment company shares
     purchased                                    $    407                                    $    407

    Accrued compensation                             2,461                                       2,461

    Accounts payable and accrued expenses            6,806                 146                   6,952

    Accrued income taxes                            (3,998)                 27                  (3,971)

    Dividend payable                                 1,471                                       1,471

    Current portion of mortgage notes payable                            8,439                   8,439

    Other current liabilities                          280                                         280

       Total current liabilities                     7,427               8,612                  16,039

    INVESTORS BANK & TRUST COMPANY LIABILITIES

     Demand and time deposits                                 108,479               (2,056)    106,423

     Other                                                      4,912                            4,912

       Total bank liabilities                                 113,391               (2,056)    111,335

    OTHER LIABILITIES:

     6.22% Senior Note                              50,000                                      50,000

     Note payable to affiliate                                             150        (150)       -

     Mortgage notes payable                                              8,235                   8,235

     Minority interest in consolidated
      subsidiary                                                                     3,334       3,334

       Total other liabilities                      50,000               8,385       3,184      61,569

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
    January 31, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET (continued)                            Real              January 31, 1995
    LIABILITIES AND SHAREHOLDERS' EQUITY         Investment            Estate                Consolidated
    (in thousands)                               Management  Banking   & Other   Eliminations       Total

    Deferred income taxes                          90,588               2,112                  92,700

    Commitments                                                                                   -

    Shareholders' equity                          171,390      14,685   14,722     (30,089)    170,708

      Total liabilities & shareholders' equity   $319,405    $128,076  $33,831    $(28,961)   $452,351

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
    January 31, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING STATEMENT OF INCOME                                                   Three months ended
    (in thousands)                                                     Real               January 31, 1995
                                                Investment             Estate                 Consolidated
                                                Management  Banking    & Other   Eliminations        Total

    REVENUE:

     Investment adviser and
      administration fees                       $ 20,146              $    471                 $ 20,617

     Distribution income                          19,753                                         19,753

     Bank fee income                                         12,240                     (129)    12,111

     Bank net interest income                                 1,319                       39      1,358

     Income from real estate activities                                  1,242          (386)       856

     Other income                                    226                    30                      256

       Total revenue                              40,125     13,559      1,743          (476)    54,951

    EXPENSES:

     Compensation of officers and employees        9,517      7,760        197                   17,474

     Amortization of deferred sales
      commissions                                 11,683                                         11,683

     Other expenses                                7,547      4,199      1,349          (282)    12,813

       Total expenses                             28,747     11,959      1,546          (282)    41,970

     OPERATING INCOME                             11,378      1,600        197          (194)    12,981

    OTHER INCOME (EXPENSE):

     Interest income                                 323                    75           (39)       359

     Share of partnership income (losses)             28                (1,011)                    (983)

     Interest expense                               (850)                 (373)                  (1,223)

     INCOME (LOSS) BEFORE INCOME TAXES            10,879      1,600     (1,112)         (233)    11,134

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
    January 31, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING STATEMENT OF INCOME (continued)                                      Three months ended
    (in thousands)                                                      Real              January 31, 1995
                                                Investment              Estate                Consolidated
                                                Management   Banking    & Other   Eliminations       Total

    INCOME TAXES                                   4,262         568       (99)                   4,731

      NET INCOME (LOSS)                         $  6,617    $  1,032   $(1,013)      $(233)    $  6,403

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) January 31,
      1995

      (2) Investment in VenturesTrident, L.P. ("VT") and VenturesTrident II, L.P. ("VT II")

      The balance sheets of VT and VT II at January 31, 1995 and October 31, 1994 follow:

    VenturesTrident, L.P. (unaudited)                    January 31, October 31,
                                                            1995        1994
                                                             (in thousands)

       ASSETS:

       Cash and short-term investments                    $   141     $   144

       Investments, at fair value                           6,418       7,437

       Other assets                                            91         110

             Total                                        $ 6,650     $ 7,691

       LIABILITIES AND PARTNERS' CAPITAL:

       Liabilities                                        $ 1,955     $ 1,891

       Partners' capital                                    4,695       5,800

             Total                                        $ 6,650     $ 7,691

    VenturesTrident II, L.P. (unaudited)                 January 31, October 31,
                                                            1995        1994
                                                             (in thousands)

       ASSETS:

       Cash and short-term investments                     $    64     $   471

       Investments, at fair value                           37,093      47,985

       Other assets                                            124         118

             Total                                         $37,281     $48,574

       LIABILITIES AND PARTNERS' CAPITAL:

       Liabilities                                         $ 1,802     $ 1,749

       Partners' capital                                    35,479      46,825

             Total                                         $37,281     $48,574

      For the three months ended January 31, 1995 and 1994, the unaudited operating results of VT reflect net losses of $1,105,000 and $802,000, respectively, including realized and unrealized losses on investments of $1,017,000 and $716,000, respectively.

      For the three months ended January 31, 1995 and 1994, the unaudited operating results of VT II reflect net income (losses) of ($11,346,000) and $4,409,000, respectively, including unrealized gains (losses) on investments of ($10,888,000) and $4,765,000, respectively.

      NOTES TO THE  CONSOLIDATED FINANCIAL  STATEMENTS (unaudited) January  31,
      1995

      (2) Investment in VenturesTrident, L.P. ("VT") and VenturesTrident II, L.P. ("VT II") (continued)

      For the three months ended January 31, 1995 and 1994, the Company's share of the net income (loss) of VT and VT II as accounted for under the equity method, and allocated pursuant to the terms of the partnerships' agreements, was ($999,000) and $737,000, respectively. At January 31, 1995, the Company's investment in VT and VT II approximated its share of the partners' capital of each partnership.

      In January 1994, VT II distributed 1,750,000 shares of Pegasus Gold Corporation with a value of $42 million to its partners. The Company's share of this distribution was 159,000 shares with a value of $3.8 million. The Company's Consolidated Statement of Cash Flows for the three months ended January 31, 1994 excludes the effect of this non-cash investing activity. At January 31, 1995, all but 14,000 of these shares were sold.

      (3)  Non-Voting Common Stock Options

      Options to subscribe to shares of non-voting common stock are summarized as follows:

                                        Shares Under Option  Option Price Range

    Balance, October 31, 1993                 718,684         $ 8.75  - 33.50

    Exercised                                (141,181)          8.75  - 27.25

    Granted                                   159,970          27.375 - 34.00

    Cancelled/Expired                          (4,725)         27.25  - 34.00

    Balance, October 31, 1994                 732,748           8.75  - 34.00

    Exercised                                (100,450)          8.75  - 15.75

    Granted                                   132,300          27.75  - 30.525

    Cancelled/Expired                            -                    -

    Balance, January 31, 1995                 764,598         $ 8.75  - 34.00


      At January 31, 1995, options for 466,496 shares were exercisable. Options for 298,102 additional shares will become exercisable over the next four years.


      (4)  Net Capital Requirements

      A subsidiary  of the  Company is subject  to the Securities  and Exchange
      Commission uniform net capital rule (Rule 15c3-1) requiring such subsidiary to maintain a certain level of net capital (as defined). For purposes of this rule the subsidiary had net capital of $27,285,000 at January 31, 1995, which exceeded the net capital requirement of $197,000 as of that date.

      NOTES TO THE  CONSOLIDATED FINANCIAL  STATEMENTS (unaudited) January  31,
      1995

      (5)  Equipment and Leasehold Improvements

      Equipment and leasehold improvements (including IB&T) at January 31, 1995 and October 31, 1994 follow:

                                                      January 31,   October 31,
                                                         1995          1994
                                                      (all figures in thousands)

    At Cost:

    Furniture and equipment                             $13,912       $13,036

    Leasehold improvements                                  856           815

      Total                                              14,768        13,851

    Less accumulated depreciation                         7,414         7,123

      Net book value                                    $ 7,354       $ 6,728

      (6)  Real Estate Investments

      Real estate investments held at January 31, 1995 and October 31, 1994 follow:

                                                      January 31,   October 31,
                                                         1995          1994
                                                     (all figures in thousands)

    Buildings                                           $27,384      $27,347

    Land                                                  2,463        2,465

      Total                                              29,847       29,812

    Less: Accumulated depreciation                        7,738        7,510

      Net book value                                     22,109       22,302

    Share of accumulated losses in excess of
     partnership interest                                  (141)        (129)

      Total                                             $21,968      $22,173

      NOTES TO THE  CONSOLIDATED FINANCIAL  STATEMENTS (unaudited)
      January  31, 1995

      (7)  Investment Securities

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective November 1, 1994. SFAS No. 115 requires that certain investments in debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Securities classified as trading are to be reported at fair value with the corresponding unrealized gain or loss included in income. Securities classified as available-for-sale are to be reported at fair value with the corresponding unrealized gain or loss included as a separate component of shareholders' equity. Securities classified as held-to-maturity are to be recorded at amortized cost.

      Securities classified as available-for-sale are included in the following balance sheet categories at January 31, 1995 (in thousands):

                                             Gross       Gross
                                Estimated    unrealized  unrealized
                                fair value   gains       losses       Cost

       Investment companies     $6,344       $1,636      $  -         $4,708

       Other investments         1,137         -           680         1,817

       Total                    $7,481       $1,636      $ 680        $6,525

      Securities classified as held-to-maturity are included in the following balance sheet category at January 31, 1995 (in thousands):

                                             Gross       Gross
                                Estimated    unrealized  unrealized   Amortized
                                fair value   gains       losses       cost

       Investment securities:

         U.S. Treasury
          securities            $74,458      $ 2         $1,393       $75,849

         Mortgage-backed
          securities             11,039        -            706        11,745

            Total               $85,497      $ 2         $2,099       $87,594

      The contractual maturities of debt securities held-to-maturity at January 31, 1995 follow (in thousands):

                                                          Estimated    Amortized
                                                          fair value   Cost

       Due within one year                                $24,863      $24,962

       Due after one year through five years               49,595       50,887

       Mortgage-backed securities                          11,039       11,745

         Total                                            $85,497      $87,594

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
      January 31, 1995

      (7) Investment Securities (continued)

      The adoption of SFAS No. 115 resulted in an increase in shareholders' equity, net of applicable taxes, of $320,000. Prior year's financial statements have not been restated to reflect the change in accounting principle.

      (8)  Legal Proceedings

      The Company was informed on January 13, 1995, that a National Association of Securities Dealers (NASD) arbitration panel had awarded a former wholesaler for the firm $0.6 million in damages and an additional $1.2 million as punitive damages in response to his claim for wrongful termination of employment. At January 31, 1995, the Company accrued a liability of $2.0 million for these damages. The Company is examining all possible legal steps to overturn the decision.

      (9)  Income Taxes

      As of October 31, 1994, the Company had a remaining operating loss carryforward of approximately $25 million that can be carried forward to offset future taxable income through 2008. Additionally, the Company has an alternative minimum tax credit carryforward of approximately $2.3 million which can be carried forward to offset future regular tax liabilities through 2006.

      (10)  Earnings Per Common and Common Equivalent Share

      Earnings per share for the three months ended January 31, 1995 are based upon the weighted average number of common and non-voting common shares outstanding of 9,132,000. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.

      Earnings per share for the three months ended January 31, 1994 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,530,000. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

      (11)  Employee Benefit Plans - Stock Purchase Plan

      On January 6, 1995, the Board of Directors of the Company reserved an additional 100,000 shares for issuance under the Employee Stock Purchase Plan. The plan permits all eligible full-time employees to direct up to 15 percent of their salaries toward the purchase of Eaton Vance Corp.
      non-voting common stock at the lower of 90 percent of the fair market value of the non-voting common stock at the beginning or at the end of each six-month offering period. Through January 31, 1995, 297,076 shares of the total 412,000 shares reserved have been issued pursuant to this plan.

      (12) Certain prior year amounts have been reclassified to conform to current year presentation.

      (13)  Opinion of Management

      In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods.
                                         -19-



      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's largest sources of revenues are investment adviser fees and distribution fees received from the Eaton Vance funds and investment adviser fees from separately managed accounts. Such fees are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Bank fee income, also a significant source of revenue, is dependent upon assets custodied and administered by Investors Bank & Trust Company (IB&T). The Company's expenses other than the amortization of deferred sales commissions include primarily employee compensation, occupancy costs, service fees and other marketing costs.

      QUARTER ENDED JANUARY 31, 1995 TO QUARTER ENDED JANUARY 31, 1994:

      Assets under management of $14.6 billion on January 31, 1995, were 10 percent lower than the $16.3 billion reported a year earlier. Rising interest rates and the consequent fall of bond prices throughout fiscal 1994 had a negative effect on sales of bond funds and reduced the market value of fixed-income assets under management. Sales of $0.3 billion in the first quarter of 1995 fell short of the record sales of $1.4 billion recognized in the first quarter of 1994, while redemptions increased moderately from $0.5 billion in the first quarter of 1994 to $0.6 billion in the first quarter of 1995.

      Total revenue increased $1.8 million to $55.0 million in the first quarter of 1995. Investment adviser and distribution fees decreased marginally in the first quarter of 1995 to $40.4 million from $41.6 million a year earlier. The decrease in investment adviser and distribution fees can be attributed primarily to redemptions in excess of new mutual fund sales. The impact of the decrease in mutual fund sales on distribution fees was partially offset by an increase in contingent deferred sales charges received on early redemptions.

      Bank fee income was a significant contributor to revenue growth in the first quarter of 1995, increasing 33 percent to $12.1 million from $9.1 million a year earlier. As noted above, bank fee income is dependent upon the assets custodied and administered by IB&T. These assets totalled $75.0 billion at January 31, 1995, an increase of $2.6 billion over October 31, 1994.

      Total expenses increased $1.7 million to $42.0 million in the first quarter of 1995. Compensation expense of $17.5 million was consistent with the prior year's expense of $17.4 million, despite significant increases in personnel at IB&T. A decrease in the average dollar value of assets in spread commission funds resulted in a decrease in the amortization of deferred sales commissions of $1.1 million. Other expenses rose a total of $2.7 million, due primarily to the accrual of an National Association of Securities Dealers (NASD) arbitration panel award of $2.0 million. The Company is currently examining all possible legal steps to overturn the arbitration panel's decision.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


      The Company's two gold mining partnerships, VenturesTrident and VenturesTrident II, contributed a loss of $1.0 million during the first quarter of 1995, in comparison with a gain of $0.7 million during the first quarter of 1994. This loss resulted primarily from marking to market the investments held by the two gold mining partnerships. After accounting for management fees, operating expenses and income taxes, the Company's gold mining operations contributed losses of $0.10 per share in the first quarter of 1995 and $0.04 per share in the first quarter of 1994.

      Net income of the Company amounted to $6.4 million in the first quarter of 1995 compared to $7.7 million in the first quarter of 1994. Net income for the first quarter of 1994 included a gain of $1.3 million associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 109 effective November 1, 1994. Earnings per share were $.70 and $.67 for the first quarters of 1995 and 1994, respectively, excluding the $.14 per share impact of the change in accounting principle in 1994.

      Total assets decreased $3.8 million in the first quarter of 1995 to $452.3 million, due primarily to a decrease in deferred sales commissions of $15.9 million, net of an increase in cash and equivalents of $12.8 million. The decrease in deferred sales commissions can be attributed to redemptions in excess of new sales in the first quarter of 1995. Total IB&T assets increased by less than 1 percent to $128.1 million in the first quarter of 1995.

      The net increase in investments in investment companies and other investments of $1.6 million can be attributed primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 115 effective November 1, 1994. SFAS No. 115 requires that investment securities classified as "available-for-sale" be carried at fair value on the Company's balance sheet. The unrealized holding gains and losses for these "available-for-sale" securities are excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes, until realized.

      LIQUIDITY AND CAPITAL RESOURCES:

      In the first quarter of 1995, retained earnings of $5.0 million, net proceeds of $1.1 million from the issuance of new stock to employees under stock purchase and stock option plans, and the $0.3 million effect of the adoption of SFAS No. 115 effective November 31, 1994, contributed to the increase in the Company's consolidated shareholders' equity from $165.6 million at the end of fiscal 1994 to $170.7 million at January 31, 1995. These contributions were offset by the use of $1.3 million to repurchase 50,000 shares of the Company's stock on the open market at an average price of $26.00.

      The Company's primary sources of cash flows from operating activities were net income of $6.4 million and capitalized sales charges received on early redemption of spread-commission funds of $11.3 million, offset by the payment of sales commissions of $7.1 million. In the first quarter of 1995, the primary use of capital was for the commission payments associated with the sales of spread-commission mutual funds, which were financed entirely by cash flows from operating activities of $15.0 million. The Company anticipates that the primary use of cash will continue to be the payment of sales commissions on sales of the Company's spread-commission funds and anticipates funding the payment of these commissions through cash flows generated from operating activities and, if necessary, through borrowings.

      At January 31, 1995, the Company had no borrowings under its $75.0 million bank credit facility.

                                       PART II



                                  OTHER INFORMATION

      Item 1.  Legal Proceedings

      The Company was informed on January 13, 1995, that a National Association of Securities Dealers (NASD) arbitration panel in Tampa, Florida had awarded a former wholesaler for the firm $625,000 in damages and an additional $1,250,000 as punitive damages in response to his claim for wrongful termination of employment. One member of the three-person panel dissented as to the award of punitive damages. The Company had requested dismissal of the wholesaler's claim and counterclaimed for damages of $435,000. It believes that the wholesaler's termination was fully justified and even compelled by the facts, and that there is no basis for the award of actual or punitive damages. As a result, the Company is examining all possible legal steps to overturn what it regards as a most inequitable decision, and affirms that it will pursue the matter to the fullest.

      At January 31, 1995, there were no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of its property is the subject.


      Item 6.  Exhibits and Reports on Form 8-K

      A Form 8-K was filed by the Company on January 17, 1995 for the express purpose of disclosing the NASD arbitration panel decision as described in
      Part II, Item 1 above.

                                   EXHIBIT INDEX

                 Exhibit 27, Financial Data Schedule, Article 5
                 Exhibit 27, Financial Data Schedule, Article 9
                 Exhibit 27, Financial Data Schedule, Article CT

                                      SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EATON VANCE CORP.
                                                    (Registrant)




      DATE: March 8, 1995                        /s/William M. Steul
                                                   (Signature)
                                                  William M. Steul
                                              Chief Financial Officer


      DATE: March 8, 1995                       /s/John P. Rynne
                                                   (Signature)
                                                   John P. Rynne
                                               Corporate Controller