Form 10-K/A
period 1994-10-31
EATON VANCE CORP
filed 1995-04-27
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended October 31, 1994
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

                                         -1-





                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                EATON VANCE CORP.
                                                  (Registrant)


                                           /s/ H. Day Brigham, Jr.
                                                  (Signature)
     DATE:  April 27, 1995                    H. Day Brigham, Jr.
                                                 Vice President


                                     -2-





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
October 31, 1994 and 1993

ASSETS                                                                  1994                    1993
- -------------------------------------------------------------------------------------------------------
                                                                         (all figures in thousands)
CURRENT ASSETS:
Cash and equivalents                                                  $ 24,681                $ 12,414
Receivable for investment company shares sold                            1,073                   3,007
Investment adviser fees and other receivables                            2,632                   2,923
Other current assets                                                     1,233                   1,390
- -------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                  29,619                  19,734
- -------------------------------------------------------------------------------------------------------
INVESTORS BANK & TRUST COMPANY ASSETS:
Cash and equivalents                                                     9,344                  16,241
Investment securities (market value $86,172
  and $82,404, respectively)                                            88,278                  80,206
Loans, less allowance for loan losses                                   13,570                  10,221
Accrued interest and fees receivable                                     9,383                   5,668
Equipment and leasehold improvements, net                                3,251                   3,010
Other assets                                                             3,780                   4,838
- -------------------------------------------------------------------------------------------------------
  TOTAL BANK ASSETS                                                    127,606                 120,184
- -------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Investments:
  Real estate                                                           22,173                  22,448
  Gold mining partnerships                                               3,072                   6,924
  Investment companies (market value $5,702
    and $5,025, respectively)                                            4,088                   3,377
  Other investments                                                      4,120                   4,154
Notes receivable and receivables from affiliates                         3,139                   3,381
Deferred sales commissions                                             256,326                 240,017
Equipment and leasehold improvements, net                                3,477                   3,329
Goodwill                                                                 1,886                   1,999
- -------------------------------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                                                   298,281                 285,629
- -------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                        $455,506                $425,547
- -------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
October 31, 1994 and 1993

LIABILITIES & SHAREHOLDERS' EQUITY                                            1994                   1993
- -------------------------------------------------------------------------------------------------------------
                                                                         (in thousands, except share figures)
CURRENT LIABILITIES:
Payable for investment company shares purchased                           $  1,096               $  3,073
Accrued compensation                                                         8,817                  8,626
Accounts payable and accrued expenses                                        4,539                  4,046
Accrued income taxes                                                         1,761                  1,443
Dividend payable                                                             1,461                  1,285
Current portion of mortgage notes payable                                    6,449                    324
Other current liabilities                                                      688                    279
- -------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                 24,811                 19,076
- -------------------------------------------------------------------------------------------------------------
INVESTORS BANK & TRUST COMPANY LIABILITIES:
Demand and time deposits                                                   106,909                104,851
Other                                                                        5,214                  3,624
- -------------------------------------------------------------------------------------------------------------
  TOTAL BANK LIABILITIES                                                   112,123                108,475
- -------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES:
6.22% Senior Note                                                           50,000                     --
Note payable to unaffiliated banks                                              --                 42,300
Mortgage notes payable                                                      10,311                 16,759
Subordinated debentures                                                         --                 14,169
Minority interest in consolidated subsidiaries                               3,113                  2,340
- -------------------------------------------------------------------------------------------------------------
  TOTAL OTHER LIABILITIES                                                   63,424                 75,568
- -------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                       89,540                 77,128
- -------------------------------------------------------------------------------------------------------------
Commitments                                                                     --                     --
- -------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Common stock, par value $.0625 per share:
  Authorized, 80,000
  Issued, 19,360 shares                                                          1                      1
Non-voting common stock, par value $.0625 per share:
  Authorized, 11,920,000
  Issued, 9,090,394 and 9,134,218 shares, respectively                         568                    571
Additional paid-in capital                                                  49,595                 52,845
Notes receivable from stock option exercises                                (2,511)                (1,804)
Retained earnings                                                          117,955                 93,687
- -------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                               165,608                145,300
- -------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $455,506               $425,547
- -------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
- --------------------------------------------------------------------------------
Years Ended October 31, 1994, 1993 and 1992

                                                                        1994             1993               1992
- -------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands, except per share figures)
INCOME:
Investment adviser and administration fees                          $ 85,769         $ 75,193           $ 68,493
Distribution income                                                   80,069           71,651             47,059
Bank fee income                                                       42,501           32,471             29,037
Bank net interest income                                               4,887            4,587              3,660
Income from real estate activities                                     3,626            3,569              3,801
Other income                                                           1,154            1,674              1,103
- -------------------------------------------------------------------------------------------------------------------------
  TOTAL INCOME                                                       218,006          189,145            153,153
- -------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Compensation of officers and employees                                66,564           61,810             55,312
Amortization of deferred sales commissions                            52,794           40,892             27,965
Other expenses                                                        46,442           39,003             32,317
- -------------------------------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                                                     165,800          141,705            115,594
- -------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME                                                    52,206           47,440             37,559

OTHER INCOME (EXPENSE):
Interest income                                                          757              602                697
Share of partnership income (losses)                                     115            3,883               (230)
Interest expense                                                      (5,337)          (4,914)            (4,893)
- -------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            47,741           47,011             33,133
INCOME TAXES                                                          19,255           19,670             13,826
- -------------------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                                         28,486           27,341             19,307
Cumulative effect of change in accounting
  for income taxes                                                     1,300               --                 --
- -------------------------------------------------------------------------------------------------------------------------
  NET INCOME                                                        $ 29,786         $ 27,341           $ 19,307
- -------------------------------------------------------------------------------------------------------------------------
Earnings per share before cumulative effect of change in
  accounting for income taxes                                          $3.00            $3.09              $2.49
Cumulative effect of change in accounting
  for income taxes per share                                            0.14               --                 --
- -------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE                                                     $3.14            $3.09              $2.49
- -------------------------------------------------------------------------------------------------------------------------
DIVIDENDS DECLARED, PER SHARE                                          $0.60            $0.49              $0.36
- -------------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                      9,473            8,848              7,752
- -------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Years Ended October 31, 1994, 1993 and 1992

                                                                     NON-                     NOTES
                                                                    VOTING   ADDITIONAL     RECEIVABLE                  TOTAL
                                                           COMMON   COMMON    PAID-IN       FROM STOCK     RETAINED  SHAREHOLDERS'
                                                 SHARES    STOCK    STOCK     CAPITAL    OPTION EXERCISES  EARNINGS    EQUITY
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           (all figures in thousands)
BALANCE, OCTOBER 31, 1991                        7,410      $1      $463      $ 5,084         $(1,723)     $ 54,056    $ 57,881
ADD (DEDUCT):
  Net income                                        --      --        --           --              --        19,307      19,307
  Dividends declared ($0.36 per share)              --      --        --           --              --        (2,697)     (2,697)
  Issuance of non-voting
    common stock -
     On exercise of stock options                   39      --         1          420            (202)           --         219
     For employee stock purchase plan               48      --         3          527              --            --         530
     For purchase of minority interest
      of Serio Exploration                          19      --         1          334              --            --         335
  Repurchase of non-voting
    common stock                                    (2)     --        --          (21)             --            --         (21)
  Collection of notes receivable                    --      --        --           --             247            --         247
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1992                        7,514      $1      $468      $ 6,344         $(1,678)     $ 70,666    $ 75,801
ADD (DEDUCT):
  Net income                                        --      --        --           --              --        27,341      27,341
  Dividends declared ($0.49 per share)              --      --        --           --              --        (4,320)     (4,320)
  Issuance of non-voting
    common stock -
     On public stock offering                    1,380      --        86       43,810              --            --      43,896
     On exercise of stock options                  216      --        14        2,183            (648)           --       1,549
     For employee stock purchase plan               40      --         3          666              --            --         669
     For employee incentive plan                    34      --         2          768              --            --         770
  Repurchase of non-voting
    common stock                                   (30)     --        (2)        (926)             --            --        (928)
  Collection of notes receivable                    --      --        --           --             522            --         522
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1993                        9,154      $1      $571      $52,845         $(1,804)     $ 93,687    $145,300
ADD (DEDUCT):
  Net income                                        --      --        --           --              --        29,786      29,786
  Dividends declared ($0.60 per share)              --      --        --           --              --        (5,518)     (5,518)
  Issuance of non-voting
    common stock -
     On exercise of stock options                  141      --         9        1,742          (1,062)           --         689
     For employee stock purchase plan               25      --         2          731              --            --         733
     For employee incentive plan                    24      --         1          684              --            --         685
  Repurchase of non-voting
    common stock                                  (234)     --       (15)      (6,407)             --            --      (6,422)
  Collection of notes receivable                    --      --        --           --             355            --         355
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 31, 1994                        9,110      $1      $568      $49,595         $(2,511)     $117,955    $165,608
- ----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
Years Ended October 31, 1994, 1993 and 1992

                                                                       1994                 1993                 1992
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (all figures in thousands)
CASH AND EQUIVALENTS
(INCLUDING IB&T), BEGINNING OF YEAR                               $  28,655            $   9,535             $ 13,053
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         29,786               27,341               19,307
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
     Share of net (income) losses of partnerships                      (115)              (3,883)                 230
     Deferred income taxes                                           13,712               17,105               15,633
     Cumulative effect of change in accounting
      for income taxes                                               (1,300)                  --                   --
     Amortization of deferred sales commissions                      52,794               40,892               27,965
     Amortization of premiums on investments and
      investment securities, net of accretion of discounts            1,300                1,469                  183
     Depreciation and other amortization                              3,712                3,561                3,804
     Payment of sales commissions                                   (93,663)            (139,339)             (99,043)
     Capitalized sales charges received                              24,838               17,681               23,650
     Change in refundable income taxes                                   --                4,030                 (605)
     Changes in other assets and liabilities                          1,881                 (843)               3,219
- ------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES             32,945              (31,986)              (5,657)
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from (investment in) partnerships                      (252)                 856                  (97)
  Additions to real estate, equipment and
    leasehold improvements                                           (3,338)              (3,625)              (3,302)
  Net increase in notes and receivables from affiliates                (465)                (512)              (1,464)
  Net (increase) decrease in investment companies
    and other investments                                              (371)              (1,357)                 234
  Proceeds from sales of investment securities                        2,901                5,065                   --
  Proceeds from maturities of investment securities                  16,264                3,016               25,024
  Purchases of investment securities                                (25,636)             (25,726)             (38,367)
  Decrease in federal funds sold                                         --               16,000               16,000
  Net increase in loans                                              (3,349)              (4,338)                (756)
- ---------------------------------------------------------------------------------------------------------------------------------
    NET CASH USED FOR INVESTING ACTIVITIES                          (14,246)             (10,621)              (2,728)
- ---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from 6.22% Senior Note                                    50,000                   --                   --
  Proceeds from note payable to unaffiliated banks                   70,950               73,800               60,600
  Payments on notes payable                                        (113,573)             (78,914)             (46,172)
  Redemption of subordinated debentures                             (14,169)                  --                   --
  Issuance of non-voting common stock                                 3,169               47,532                1,286
  Dividends paid                                                     (5,342)              (3,864)              (2,461)
  Repurchase of non-voting common stock                              (6,422)                (928)                 (21)
  Changes in demand and time deposits                                 2,058               24,101               (8,365)
- ---------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            (13,329)              61,727                4,867
- ---------------------------------------------------------------------------------------------------------------------------------
     NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  5,370               19,120               (3,518)
- ---------------------------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS
(INCLUDING IB&T), END OF YEAR                                     $  34,025            $  28,655             $  9,535
- ---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   A. The consolidated financial statements include the accounts of Eaton Vance Corp. (the "Company") and all of its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

   B. Cash equivalents consist principally of short-term, highly liquid investments and are recorded at cost, which is equivalent to market value. Cash equivalents of Investors Bank & Trust Company ("IB&T") consist of cash due from banks.

   C. Investments are accounted for as follows:

      Investment securities held by IB&T are carried at cost, adjusted for amortization of bond premium and accretion of bond discount, and consist principally of U.S. Government obligations maturing in five years or less and mortgage-backed securities. At October 31, 1994 and 1993, IB&T's investment securities had gross unrealized gains of $0 and $2,246,000, and gross unrealized losses of $2,106,000 and $48,000, respectively. The carrying value of investment securities pledged to secure public funds on deposit and for other required purposes amounted to $88,000,000 and $80,000,000 at October 31, 1994 and 1993, respectively.

      Real estate properties are carried at the lower of cost or net realizable value, with depreciation provided using the straight-line method over the estimated useful lives of the assets.

      Investments in unconsolidated partnership interests are accounted for by the equity method of accounting. This method requires the Company to record its share of the unrealized gains and losses in the underlying marketable securities of its two gold-mining limited partnerships' portfolios.

      Investments in investment companies are carried at the lower of cost or market. At October 31, 1994 and 1993, the Company had gross unrealized gains of $1,689,000 and $1,659,000, and gross unrealized losses of $75,000 and $11,000, respectively. The Company, as a non-managing general partner of certain investment company partnerships, is required to maintain a minimum investment in such partnerships. At October 31, 1994, a minimum investment of $2,837,000 was required under the terms of the partnership agreements. Investments held in connection with the Company's activities as principal underwriter are recorded at market value and consist of Eaton Vance mutual funds.

      Other investments are carried at the lower of cost or management's estimate of net realizable value.

      The Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in fiscal 1995. SFAS No. 115 requires that investments in debt securities classified as "held to maturity securities" are recorded at amortized cost, and investments in debt and equity securities classified as either "available for sale" or "trading" are recorded at fair value. Management does not believe the adoption of SFAS No. 115 will have a material impact on the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

  D. Bank loan losses are provided for under the allowance method. Increases in the loan loss allowance account are charged to operating expenses based on a reasonable estimate of foreseeable losses. There have been no loan charge-offs or recoveries during the periods presented.

  E. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided principally by the straight-line method over the estimated useful lives of the related assets, or over the terms of the related leases, if shorter.

  F. Goodwill represents the excess of the cost of the Company's investment in the net assets or stock of acquired companies over the fair value of the underlying net assets at dates of acquisition and is being amortized on the straight-line method over 36 to 40 years.

  G. In connection with the Company's activities as principal underwriter, the sales of shares of investment companies are accounted for on a settlement date basis with the related commission income and expenses recorded on a trade date basis.

  H. Sales commissions paid to brokers and dealers in connection with sales of shares of certain investment companies are charged to deferred sales commissions and amortized over various periods, none of which exceeds six years. Distribution plan payments received by the Company from investment companies are recorded in income as earned. Early withdrawal charges received by the Company from redeeming shareholders reduce unamortized deferred sales commissions first, with any remaining amount recorded in income.

  I. The Company adopted Statement of Financial Accounting Standards (SFAS)
     No. 109, "Accounting for Income Taxes" effective November 1, 1993. The impact of the change is discussed in Note 11 to the consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, measured by applying currently enacted tax rates. Such taxes relate principally to the recording of sales commissions paid to brokers and dealers, which are deducted currently for tax purposes.

  J. Earnings per share are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding. Earnings per common and common equivalent share assuming full dilution have not been presented because the dilutive effect is immaterial.

  K. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

2. INVESTMENT IN GOLD MINING PARTNERSHIPS
   The Company has a 79% general partnership interest in Fulcrum Management Partners, L.P. (F.M.P.) and an 82% general partnership interest in Fulcrum Management Partners II, L.P. (F.M.P.II), both Delaware limited partnerships, of which a principal officer of the Company is the other general partner. F.M.P. and F.M.P.II are 20% general partners of VenturesTrident, L.P. (V.T.) and VenturesTrident II, L.P. (V.T.II), respectively, both Delaware limited partnerships formed to invest in equity securities of public and private gold-mining ventures. The Company also has a 12% limited partnership interest in V.T. and a 3% limited partnership interest in V.T.II. The balance sheets of V.T. and V.T.II at October 31, 1994 and 1993, follow:

                                                               1994                              1993
    ------------------------------------------------------------------------------------------------------------
                                                        V.T.          V.T.II            V.T.            V.T.II
    ------------------------------------------------------------------------------------------------------------
                                                                    (all figures in thousands)
    ASSETS:
    Cash and short-term investments                    $  144         $   471          $  280            $   818
    Investments, at fair value                          7,437          47,985           6,702             92,279
    Other Assets                                          110             118              80              1,189
    ------------------------------------------------------------------------------------------------------------
    TOTAL                                              $7,691         $48,574          $7,062            $94,286
    ------------------------------------------------------------------------------------------------------------
    LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities                                        $1,891         $ 1,749          $1,909            $ 1,941
    Partners' capital                                   5,800          46,825           5,153             92,345
    ------------------------------------------------------------------------------------------------------------
    TOTAL                                              $7,691         $48,574          $7,062            $94,286
    ------------------------------------------------------------------------------------------------------------

    For the years ended October 31, 1994, 1993 and 1992, the operating results of V.T. reflect net income (losses) of $647,000, ($4,122,000) and ($1,482,000), respectively, including realized and unrealized gains (losses) on investments of $733,000, ($3,837,000) and ($1,173,000), respectively.

    For the years ended October 31, 1994, 1993 and 1992, the operating results of V.T.II reflect net income (losses) of ($2,004,000), $29,206,000 and $1,717,000, respectively, including realized and unrealized gains (losses) on investments of ($648,000), $29,391,000 and $7,687,000, respectively. In
    January 1994, V.T.II distributed 1,750,000 shares of Pegasus Gold Corporation, with a value of $42 million, to its partners. The Company's share of this distribution was 159,000 shares with a value of $3.8 million. The Company's Consolidated Statement of Cash Flows for 1994 excludes the effect of this non-cash investing activity. At October 31, 1994, all but 14,000 of these shares were sold. In July 1994, V.T.II made a net cash distribution of $1,516,000 to its limited partners for payment of taxes. The Company received $75,000 for its limited partnership interest.

    For the years ended October 31, 1994, 1993 and 1992, the Company's share of the net income (losses) of V.T. and V.T.II, as accounted for under the equity method and allocated pursuant to the terms of the partnerships' agreements, was ($289,000), $3,894,000 and ($160,000), respectively. At
    October 31, 1994 and 1993, the Company's investments in V.T. and V.T.II approximated its share of the partners' capital of each partnership.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

3. CONSOLIDATING FINANCIAL STATEMENTS
   The components of the 1994 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

BALANCE SHEET                                                                      PRECIOUS METAL              OCT. 31, 1994,
                                            INVESTMENT                     REAL       MINING &       ELIMI-     CONSOLIDATED
ASSETS                                      MANAGEMENT     BANKING        ESTATE        OTHER       NATIONS        TOTAL
- ------------------------------------------------------------------------------------------------------------------------------
                                                                             (all figures in thousands)
CURRENT ASSETS:
Cash and equivalents                         $ 25,685     $     --       $   372      $  394       $ (1,770)      $ 24,681
Receivable for investment
  company shares sold                           1,073           --            --          --             --          1,073
Investment adviser fees and
  other receivables                             2,244           --           295          93             --          2,632
Other current assets                              513           --           443         277             --          1,233
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                         29,515           --         1,110         764         (1,770)        29,619
- ------------------------------------------------------------------------------------------------------------------------------
INVESTORS BANK & TRUST COMPANY ASSETS:
Cash and equivalents                               --        9,344            --          --             --          9,344
Investment securities                              --       88,278            --          --             --         88,278
Loans, less allowance for loan losses              --       13,570            --          --             --         13,570
Accrued interest and fees receivable               --        9,383            --          --             --          9,383
Equipment and leasehold
  improvements, net                                --        3,251            --          --             --          3,251
Other assets                                       --        3,780            --          --             --          3,780
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL BANK ASSETS                                --      127,606            --          --             --        127,606
- ------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
Investments:
  Real estate                                      --           --        22,173          --             --         22,173
  Gold mining partnerships                         --           --            --       3,072             --          3,072
  Northeast Properties, Inc.                    8,487           --            --          --         (8,487)            --
  Investors Bank & Trust Co.                   10,600           --            --          --        (10,600)            --
  Marblehead Energy Corp.                         175           --            --          --           (175)            --
  Energex Corp.                                   270           --            --          --           (270)            --
  Mining related subsidiaries                   7,659           --            --          --         (7,659)            --
  Investment companies                          4,088           --            --          --             --          4,088
  Other investments                             1,800           --            --       2,320             --          4,120
Notes receivable and receivables
  from affiliates                                 100           --           318       2,821           (100)         3,139
Deferred sales commissions                    255,898           --           428          --             --        256,326
Equipment and leasehold
  improvements, net                             3,404           --             1          72             --          3,477
Goodwill                                        1,877           --             9          --             --          1,886
Intercompany receivables                       (2,645)          --         2,808        (163)            --             --
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER ASSETS                          291,713           --        25,737       8,122        (27,291)       298,281
- ------------------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                              $321,228     $127,606       $26,847      $8,886       $(29,061)      $455,506
- ------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

3. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

BALANCE SHEET (continued)                                                            PRECIOUS METAL               OCT. 31, 1994,
LIABILITIES AND                             INVESTMENT                     REAL         MINING &        ELIMI-      CONSOLIDATED
SHAREHOLDERS' EQUITY                        MANAGEMENT     BANKING        ESTATE          OTHER        NATIONS         TOTAL
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     (all figures in thousands)
CURRENT LIABILITIES:
Payable for investment
  company shares purchased                  $  1,096     $     --         $    --        $   --      $     --       $  1,096
Accrued compensation                           8,817           --              --            --            --          8,817
Accounts payable and
  accrued expenses                             4,212           --             276            51            --          4,539
Accrued income taxes                           1,805           --              (8)          (36)           --          1,761
Dividend payable                               1,461           --              --            --            --          1,461
Current portion of mortgage
  notes payable                                   --           --           6,449            --            --          6,449
Other current liabilities                        688           --              --            --            --            688
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                   18,079           --           6,717            15            --         24,811
- ------------------------------------------------------------------------------------------------------------------------------
INVESTORS BANK & TRUST
  COMPANY LIABILITIES:
Demand and time deposits                          --      108,679              --            --        (1,770)       106,909

Other                                             --        5,214              --            --            --          5,214
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL BANK LIABILITIES                          --      113,893              --            --        (1,770)       112,123
- ------------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES:
6.22% Senior Note                             50,000           --              --            --            --         50,000
Note payable to affiliate                         --           --              --           100          (100)            --
Mortgage notes payable                            --           --          10,311            --            --         10,311
Minority interest in
  consolidated subsidiaries                       --           --              --            --         3,113          3,113
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL OTHER LIABILITIES                     50,000           --          10,311           100         3,013         63,424
- ------------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                         87,368           --           1,332           840            --         89,540
- ------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                         165,781       13,713           8,487         7,931       (30,304)       165,608
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                     $321,228     $127,606         $26,847        $8,886      $(29,061)      $455,506
- ------------------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

3. CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

STATEMENT OF INCOME                                                                 PRECIOUS METAL              OCT. 31, 1994,
                                            INVESTMENT                     REAL        MINING &      ELIMI-      CONSOLIDATED
                                            MANAGEMENT     BANKING        ESTATE        OTHER       NATIONS          TOTAL
- ------------------------------------------------------------------------------------------------------------------------------
                                                                     (all figures in thousands)

INCOME:
Investment adviser and
  administration fees                        $ 83,682    $    --         $    --          $2,087     $    --        $ 85,769
Distribution income                            80,069         --              --              --          --          80,069
Bank fee income                                    --     43,049              --              --        (548)         42,501
Bank net interest income                           --      4,778              --              --         109           4,887
Income from real estate activities                 --         --           5,154              --      (1,528)          3,626
Other income                                      948         --              --             206          --           1,154
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL INCOME                                164,699     47,827           5,154           2,293      (1,967)        218,006
- ------------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Compensation of officers
  and employees                                38,486     27,299             586             193          --          66,564
Amortization of deferred
  sales commissions                            52,794         --              --              --          --          52,794
Other expenses                                 26,200     15,205           3,532           2,796      (1,291)         46,442
- ------------------------------------------------------------------------------------------------------------------------------
  TOTAL EXPENSES                              117,480     42,504           4,118           2,989      (1,291)        165,800
- ------------------------------------------------------------------------------------------------------------------------------
  OPERATING INCOME (LOSS)                      47,219      5,323           1,036            (696)       (676)         52,206
OTHER INCOME (EXPENSE):
Interest income                                   546         --              56             264        (109)            757
Share of partnership income (losses)               97         --             307            (289)         --             115
Interest expense                               (3,857)        --          (1,480)             --      (5,337)
- ------------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
  INCOME TAXES                                 44,005      5,323             (81)           (721)       (785)         47,741
INCOME TAXES                                   17,821      1,862              19            (447)         --          19,255
- ------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR INCOME TAXES                  26,184      3,461            (100)           (274)       (785)         28,486
Cumulative effect of change in
  accounting for income taxes                   1,374         --             129            (203)         --           1,300
- ------------------------------------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                          $ 27,558    $ 3,461         $    29          $ (477)    $  (785)       $ 29,786
- ------------------------------------------------------------------------------------------------------------------------------


Additional segment information is presented in Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

4. REAL ESTATE INVESTMENTS

   Real estate investments held at October 31, 1994 and 1993, follow:

                                                       1994             1993
    ----------------------------------------------------------------------------
                                                     (all figures in thousands)
    Buildings                                       $27,347          $26,999
    Land                                              2,465            2,478
    ----------------------------------------------------------------------------
    TOTAL                                            29,812           29,477
    Less accumulated depreciation                     7,510            6,594
    ----------------------------------------------------------------------------
    NET BOOK VALUE                                   22,302           22,883
     Share of accumulated losses in excess
      of partnership interest                          (129)            (435)
    ----------------------------------------------------------------------------
    TOTAL                                           $22,173          $22,448
    ----------------------------------------------------------------------------


5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Equipment and leasehold improvements (including IB&T) at October 31, 1994 and 1993, follow:

                                                       1994             1993
    ----------------------------------------------------------------------------
                                                     (all figures in thousands)
    AT COST:
    Equipment                                       $13,036          $11,544
    Leasehold improvements                              815              530
    ----------------------------------------------------------------------------
    TOTAL                                            13,851           12,074
    Less accumulated depreciation                     7,123            5,735
    ----------------------------------------------------------------------------
    NET BOOK VALUE                                  $ 6,728          $ 6,339
    ----------------------------------------------------------------------------

6. OTHER LIABILITIES
   6.22% SENIOR NOTE
   In March 1994, the Company privately placed, with three insurance companies, a $50 million 6.22% Senior Note due March 2004. Principal payments on the note are due in equal annual installments of approximately $7.1 million, beginning March 1998. The note may be prepaid in part or in whole on or after March 1996. Certain covenants in the Senior Note Purchase Agreement require specific levels of cash flow and net income and others restrict additional investment and indebtedness.

   NOTE PAYABLE TO UNAFFILIATED BANKS

   The Company has an unsecured revolving credit and term loan agreement with two unaffiliated participating banks under which the Company may borrow up to $75,000,000. Borrowings under the credit agreement are due in March 1997, and bear interest at a combination of the following rates: the banks' current money market rate (5.9 percent at October 31, 1994), or 1 percent per annum above the banks' Eurodollar rate (6.1 percent at October 31, 1994). In addition, a commitment fee of 0.375 percent per annum is payable on unborrowed amounts. There were no borrowings under this agreement at October 31, 1994. The loan agreement contains various covenants with respect to, among other things, levels of operating cash flow and net income, and allowable additional indebtedness and investments.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

6. OTHER LIABILITIES (CONTINUED)
    MORTGAGE NOTES PAYABLE

    The balance of mortgage notes payable on October 31, 1994 and 1993, follow:

                                                                        MATURITY                1994                1993
    ----------------------------------------------------------------------------------------------------------------------
    INTEREST RATE                                                                   (all figures in thousands)
    10.18%                                                                 1995              $ 6,200             $ 6,281
    10.75%                                                                 1996                2,270               2,290
    9.00%                                                                  1997                4,008               4,051
    Prime +1% (8.75% at October 31, 1994)                                  1997                1,437               1,477
    60% of Prime (4.65% at October 31, 1994)                            2015-2016              2,845               2,984
    ----------------------------------------------------------------------------------------------------------------------
    TOTAL                                                                                    $16,760             $17,083
    ----------------------------------------------------------------------------------------------------------------------


    These mortgage notes are secured by real property and require monthly or quarterly payments of principal and interest with all unpaid principal due at maturity. Principal payments due on mortgage notes outstanding at October 31, 1994, for each of the next five years and in the aggregate thereafter follow:

    YEAR ENDING OCTOBER 31                       PAYMENTS DUE
    -----------------------------------------------------------
                                                (in thousands)
    1995                                           $ 6,449
    1996                                             2,485
    1997                                             5,402
    1998                                               141
    1999                                               141
    Thereafter                                       2,142
    -----------------------------------------------------------
    TOTAL                                          $16,760
    -----------------------------------------------------------

    SUBORDINATED DEBENTURES

    At October 31, 1993, the Company had outstanding $14,169,000 of 10 percent subordinated debentures. The debentures were subordinated to all senior debt of the Company and paid interest semi-annually. The Company redeemed the debentures on April 1, 1994.


    INTEREST PAID

    Interest paid by the Company for the years ended October 31, 1994, 1993 and 1992 by business segment follows:

                                                1994                 1993                 1992
    ------------------------------------------------------------------------------------------
                                                         (all figures in thousands)
    Banking                                   $  807               $  669               $1,075
    Real Estate                                1,493                1,458                1,567
    Other                                      4,158                3,558                3,691
    ------------------------------------------------------------------------------------------
    TOTAL                                     $6,458               $5,685               $6,333
    ------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

7. LEASE COMMITMENTS

   The Company leases certain equipment and facilities under noncancellable operating leases. Future minimum lease commitments are as follows:


   Year ending October 31                   Amount
   ------------------------------------------------------
                                         (in thousands)
   1995                                     $ 4,500
   199                                       64,036
   1997                                       3,363
   1998                                         759
   1999                                         715
   Thereafter                                 1,422
   ------------------------------------------------------
   TOTAL                                    $14,795
   ------------------------------------------------------

   Rent expense under these leases in 1994, 1993 and 1992 amounted to $4,116,000, $3,219,000 and $2,660,000, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. The methodologies require management to develop assumptions on such items as discount rates and future cash flows. Accordingly, such fair value estimates are not necessarily indicative of the amounts the Company would realize upon a current market exchange. The carrying amounts and estimated fair value at October 31, 1994 and 1993, follow:

                                                           1994                         1993
- ---------------------------------------------------------------------------------------------------------
                                                   CARRYING    ESTIMATED       CARRYING         ESTIMATED
                                                    AMOUNT     FAIR VALUE       AMOUNT         FAIR VALUE
- ---------------------------------------------------------------------------------------------------------
    ASSETS:                                                        (all figures in thousands)
    Cash and equivalents                           $ 34,025     $ 34,025      $ 28,655          $ 28,655
    Investments -
     Investment securities                           88,278       86,172        80,206            82,404
     Investment companies                             4,088        5,702         3,377             5,025
     Other investments                                1,607        1,607         1,618             1,618
    Loans                                            13,570       13,570        10,221            10,221
    Notes receivable and
      receivables from affiliates                     5,650        5,650         5,185             5,282

    LIABILITIES:
    Demand and time deposits                       $106,909     $106,909      $104,851          $104,851
    Senior note                                      50,000       44,529            --                --
    Note payable to unaffiliated banks                   --           --        42,300            42,300
    Mortgage notes payable                           16,760       16,548        17,083            16,993
    Subordinated debentures                              --           --        14,169            14,299


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   CASH AND EQUIVALENTS - The carrying amounts of cash and equivalents approximate their fair value.

   INVESTMENTS - The estimated fair value of investment securities, investment companies and common stock is based on quoted market prices. Management believes it is impracticable to disclose fair values of certain other investments (carrying amounts of $2,513,000 and $2,536,000 at October 31, 1994 and 1993, respectively) due to the difficulty of predicting future returns and the period in which those amounts will be received.

   LOANS - Variable interest rate loans are subject to periodic repricing and the carrying amount is a reasonable estimate of fair value.

   NOTES RECEIVABLE AND RECEIVABLES FROM AFFILIATES - The estimated fair value of notes receivable and receivables from affiliates has been calculated by discounting expected future cash flows using management's estimate of current market interest rates for such notes and receivables. Included in this category are "Notes receivable from stock option exercises" which are a component of shareholders' equity on the consolidated balance sheet.

   DEMAND AND TIME DEPOSITS - The carrying value of deposit accounts which are subject to periodic repricing is a reasonable estimate of fair value.

   6.22% SENIOR NOTE - The estimated fair value of the Senior Note has been determined by discounting future cash flows using a market interest rate calculated in the same manner as the fixed rate of interest applicable to the note.

   NOTE PAYABLE TO UNAFFILIATED BANKS - The note payable to unaffiliated banks is subject to periodic repricing and the carrying amount approximates its market value.

   MORTGAGE NOTES PAYABLE - The estimated fair value for mortgage notes payable is based on discounted cash flow analyses using current market interest rates applicable to mortgaged properties.

   SUBORDINATED DEBENTURES - The estimated fair value of the subordinated debentures is based on the fair value of the debentures as calculated by an independent valuation source.

9. NON-VOTING COMMON STOCK OPTIONS

   Outstanding options to subscribe to shares of non-voting common stock are summarized as follows:

                                                   SHARES                     OPTION
                                                UNDER OPTION                PRICE RANGE
   -------------------------------------------------------------------------------------
   Balance, October 31, 1992                       740,400               $ 3.95  - 17.00
   Exercised                                      (216,200)                3.95  - 15.75
   Granted                                         202,084                27.25  - 33.50
   Cancelled/Expired                               (7,600)                 8.75  - 15.75
   -------------------------------------------------------------------------------------
   Balance, October 31, 1993                       718,684                 8.75  - 33.50
   Exercised                                      (141,181)                8.75  - 27.25
   Granted                                         159,970                27.375 - 34.00
   Cancelled/Expired                               (4,725)                27.25  - 34.00
   -------------------------------------------------------------------------------------
   BALANCE, OCTOBER 31, 1994                       732,748               $ 8.75  - 34.00
   -------------------------------------------------------------------------------------

   At October 31, 1994, options for 414,605 shares were exercisable. Options for 318,143 additional shares will become exercisable over the next two years. In December 1994, the Company granted options for an additional 132,300 shares at a price of $27.75. These options will become exercisable over the next four years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

10. EMPLOYEE BENEFIT PLANS
    EXECUTIVE LOAN PROGRAM
    The Company has established an Executive Loan Program under which a maximum of $6,100,000 is available for loans to certain key employees for purposes of financing or refinancing the exercise of stock options for shares of the Company's non-voting common stock, other purchases of the Company's non-voting stock, and any tax obligations arising from such transactions. Such loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 5.3 percent to 9.5 percent), and are payable in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program at October 31, 1994 and 1993, amounted to $2,511,000 and $1,804,000, respectively.

    PROFIT-SHARING RETIREMENT PLAN
    The Company has a discretionary profit-sharing retirement plan for the benefit of substantially all employees of its wholly owned subsidiaries whereby up to 15 percent of eligible compensation of participants may be contributed. The Company has contributed $2,709,000, $2,419,000 and $2,228,000, the maximum amounts permitted under the plan, for the years ended October 31, 1994, 1993 and 1992, respectively.

    STOCK PURCHASE PLAN
    A total of 312,000 shares of the Company's non-voting common stock was reserved for issuance under an Employee Stock Purchase Plan. The plan permits all eligible full-time employees to direct up to 15 percent of their salaries toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the fair market value of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 1994, 285,076 shares have been issued pursuant to this plan.

    INCENTIVE PLAN - STOCK ALTERNATIVE
    A total of 300,000 shares of the Company's non-voting common stock is reserved for issuance under the Incentive Plan - Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the fair market price of the stock. Through October 31, 1994, 57,022 shares have been issued pursuant to this plan.

    BANK PENSION PLAN
    IB&T has a trusteed, noncontributory defined benefit pension plan covering substantially all its employees. The benefits are based on years of service and the employee's compensation during employment. IB&T's funding policy is to contribute annually the maximum amount which can be deducted for Federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for benefits expected to be earned in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

10. EMPLOYEE BENEFIT PLANS (CONTINUED)


    The following table sets forth the plan's funded status and amounts recognized in IB&T's balance sheet at October 31, 1994 and 1993:

                                                                                   1994                 1993
    --------------------------------------------------------------------------------------------------------
                                                                                  (all figures in thousands)
    ACTUARIAL PRESENT VALUE OF BENEFIT OBLIGATIONS:
    Accumulated benefit obligation, including vested benefits
    of $3,440,000 for 1994 and $2,896,000 for 1993                              $ 3,689              $ 3,153
    --------------------------------------------------------------------------------------------------------
    Projected benefit obligations for services rendered to date                   5,717                5,352
    Plan assets at fair value, primarily listed stocks
    and U.S. Government obligations                                               4,754                4,390
    --------------------------------------------------------------------------------------------------------
    Funded status                                                                  (963)                (962)
    Unrecognized net gain from past experience different
    from that assumed and effects of changes in assumptions                        (397)                (120)
    Prior service cost not yet recognized in periodic pension cost                  301                  400
    Unrecognized net asset                                                         (270)                (501)
    --------------------------------------------------------------------------------------------------------
    Accrued pension cost                                                        $(1,329)             $(1,183)
    --------------------------------------------------------------------------------------------------------

    Net pension costs for 1994, 1993 and 1992 include the following components:

                                                                    1994           1993           1992
    --------------------------------------------------------------------------------------------------------
                                                                          (all figures in thousands)
    Service cost-benefits earned during the period                  $618           $497           $461
    Interest cost on projected benefit obligations                   425            388            349
    Actual return on plan assets                                    (420)          (373)          (300)
    Net amortization and deferral                                     (5)             1            (32)
    --------------------------------------------------------------------------------------------------------
    NET PERIODIC PENSION COST                                       $618           $513           $478
    --------------------------------------------------------------------------------------------------------

   The actuarial assumptions used in the above calculations are a weighted average discount rate of 7.5 percent, a compensation rate of 5.0 percent, and an expected long-term rate of return on assets of 8.5 percent.

Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
11. INCOME TAXES
    Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS)No.
    109. This statement requires an asset and liability approach for financial accounting and reporting for deferred income taxes. The cumulative effect of the accounting change resulted in a $1.3 million gain or $0.14 per share. Prior year financial statements have not been restated to apply the provisions of SFAS No. 109.

    Income taxes, as stated as a percentage of income before income taxes, are composed of the following:

                                                              1994             1993                 1992
    --------------------------------------------------------------------------------------------------------
    Federal statutory tax rate                                35.0%            34.8%                34.0%
    Increases (decreases) in taxes from:
      State income tax (net of effect of Federal tax)          4.9              6.6                  6.3
      Unrealized (gains) losses on mining investments         (0.5)             0.4                  1.0
      Other                                                    0.9               --                  0.4
    --------------------------------------------------------------------------------------------------------
    EFFECTIVE TAX RATE                                        40.3%            41.8%                41.7%
    --------------------------------------------------------------------------------------------------------
    TAXES ON INCOME CONSISTED OF:
    Current:                                                        (all figures in thousands)
      Federal                                              $ 2,429          $ 1,163              $(2,199)
      State                                                  3,114            1,402                  392
    Deferred:
      Federal                                               13,121           13,783               12,860
      State                                                    591            3,322                2,773
    --------------------------------------------------------------------------------------------------------
    INCOME TAXES                                           $19,255          $19,670              $13,826
    --------------------------------------------------------------------------------------------------------

    Income taxes paid (refunded) for the years ended October 31, 1994, 1993 and 1992 were $6,116,000, ($3,895,000) and ($1,085,000), respectively.

    In 1994, the Company utilized a net operating loss carryforward of approximately $29 million to offset current taxable income. The Company has a remaining net operating loss of approximately $25 million that can be carried forward to offset future taxable income through 2008. For financial statement purposes, deferred income tax credits have been reduced by the effect of the tax loss carryforward because such losses are expected to offset the reversal of timing differences during the permitted carryforward period.

    In years prior to and in 1994, the Company incurred alternative minimum tax of approximately $2.3 million. Such taxes incurred may be used as a credit carryover to offset future regular tax liabilities. Accordingly, at October 31, 1994, the deferred income tax liability account has been reduced by the cumulative alternative minimum taxes incurred of $2.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

11. INCOME TAXES (CONTINUED)

    Under SFAS No. 109 deferred income taxes reflect the net tax effects of
    (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of October 31, 1994, are as follows:

                                                 (in thousands)
    DEFERRED TAX LIABILITIES:
    Deferred sales commissions                    $ 99,393
    Differences between book and
    tax basis of property                            1,645
    Other                                              199
    ------------------------------------------------------
    Total                                          101,237
    ------------------------------------------------------
    DEFERRED TAX ASSETS:
    Operating loss carryforwards                     8,932
    Tax credit carryforwards                         2,259
    Other                                              506
    ------------------------------------------------------
    Total                                           11,697
    ------------------------------------------------------
    Valuation allowance                                 --
    ------------------------------------------------------
    NET DEFERRED TAX LIABILITY                    $ 89,540
    ------------------------------------------------------

12. SEGMENT INFORMATION

    A. The Company and its subsidiaries are engaged in the following business segments:

        1. Investment management operations, including portfolio management of regulated investment companies and investment counseling clients through Eaton Vance Management and Boston Management and Research, and the sale of shares of investment companies through Eaton Vance Distributors, Inc.

        2. Banking, through ownership of 77.3% of the capital stock of Investors Bank & Trust Company (IB&T). IB&T, a state-chartered bank, provides custodial, accounting, and pricing services for mutual funds, unit investment trusts and other pooled investment vehicles, including the Eaton Vance mutual funds. IB&T also provides custodial, trust, and banking services to individuals, investment advisers, private trustees, lawyers and accountants, financial planners, other banks and fiduciaries, and other institutions.

        3. Real estate investment through wholly owned Northeast
           Properties, Inc.

        4. Precious Metal Mining and Other includes precious metal mining venture investment and management through wholly owned Minven, Inc., EV Gold Inc., and Fulcrum Management, Inc., and oil and gas exploration and development through wholly owned Energex Corporation and Marblehead Energy Corporation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
12. SEGMENT INFORMATION (CONTINUED)
    B. Financial data applicable to each business segment follow:

                                                                                        PRECIOUS METAL
                                                     INVESTMENT                  REAL      MINING &     ELIMI-     CONSOLIDATED
                                                     MANAGEMENT     BANKING     ESTATE      OTHER       NATIONS        TOTAL
- -------------------------------------------------------------------------------------------------------------------------------
                                                                             (all figures in thousands)
    YEAR ENDED 10/31/94
    Identifiable assets                               $321,228     $127,606     $26,847     $8,886     $(29,061)     $455,506
    Liabilities                                        155,447      113,893      18,360        955        1,243       289,898
    Total income                                       164,699       47,827       5,154      2,293       (1,967)      218,006
    Operating income (loss)                             47,219        5,323       1,036       (696)        (676)       52,206
    Net income (loss) before
    cumulative effect of change in
    accounting for income taxes                         26,184        3,461        (100)      (274)        (785)       28,486
    Cumulative effect of change in
    accounting for income taxes                          1,374           --         129       (203)          --         1,300
    Net income (loss)                                   27,558        3,461          29       (477)        (785)       29,786
    Capital expenditures                                 1,394        1,616         325          3           --         3,338
    Depreciation and amortization                       54,046        2,676       1,068         16           --        57,806

    YEAR ENDED 10/31/93
    Identifiable assets                               $294,750     $120,184     $26,892    $12,852     $(29,131)     $425,547
    Liabilities                                        149,452      109,872      18,435      1,545          943       280,247
    Total income                                       145,564       37,509       5,080      2,954       (1,962)      189,145
    Operating income (loss)                             43,829        3,570       1,102       (619)        (442)       47,440
    Net income (loss)                                   23,546        2,359        (293)     2,264         (535)       27,341
    Capital expenditure                                  1,221        1,877         524          3           --         3,625
    Depreciation and amortization                       42,173        2,696       1,037         16           --        45,922

    YEAR ENDED 10/31/92
    Identifiable assets                               $214,078     $103,184     $27,362    $10,605     $(37,030)     $318,199
    Liabilities                                        136,613       95,171      18,612        599       (8,597)      242,398
    Total income                                       113,003       33,323       5,337      3,652       (2,162)      153,153
    Operating income (loss)                             33,238        2,734       1,403        535         (351)       37,559
    Net income (loss)                                   18,263        1,571        (178)         2         (351)       19,307
    Capital expenditures                                 1,439        1,188         804         51           --         3,482
    Depreciation and amortization                       29,144        1,309       1,403         96           --        31,952

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
12. SEGMENT INFORMATION (CONTINUED)
    C. Major customers that provided over 10% of the total income of the Company are as follows:

                                                                            1994             1993             1992
- ---------------------------------------------------------------------------------------------------------------------
    EATON VANCE NATIONAL MUNICIPALS FUND                                       (all dollar figures in thousands)
    Investment adviser fees, distribution plan payments,
    early withdrawal charges and custody fees                              $26,230          $24,726          $20,050
    Percent of total income                                                   12.0%            13.1%            13.1%

    EATON VANCE PRIME RATE RESERVES
    Investment adviser fees, administration fees,
    early withdrawal charges and custody fees                               $8,244          $11,942          $18,393
    Percent of total income                                                    3.8%             6.3%            12.0%

13. RELATED PARTY TRANSACTIONS
    Investment advisory and distribution income earned from investment companies sponsored by the Company were $163.8 million, $144.5 million and $112.6 million in 1994, 1993 and 1992, respectively.

    The Company provides management and administration services to VenturesTrident and VenturesTrident II for which it earned fees of $2.1 million, $2.4 million and $3.0 million, in 1994, 1993 and 1992, respectively. Amounts outstanding for these services were $2.8 million and $3.0 million at October 31, 1994 and 1993, respectively, and are included in "Notes receivable and receivables from affiliates."

    IB&T earned fees from investment companies sponsored by the Company for custodial, bookkeeping and pricing services of $3.6 million, $3.0 million and $2.8 million in 1994, 1993 and 1992, respectively.

    Investment companies sponsored by the Company had approximately $2.0 million and $0.3 million of cash on deposit at IB&T on October 31, 1994 and 1993, respectively.

    IB&T has made loans to certain shareholders, officers and employees of the Company totaling $1.6 million and $1.3 million, at October 31, 1994 and 1993, respectively.

14. SHAREHOLDERS' EQUITY
    On April 15, 1994, the Company's Board of Directors authorized the purchase by the Company of up to 500,000 shares of the Company's non-voting common stock at a cost to be determined at the time of purchase. Through October 31, 1994, 234,000 shares had been acquired under this plan.

15. REGULATORY REQUIREMENTS
    The broker/dealer subsidiary of the Company, Eaton Vance Distributors, Inc., is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3 - 1) which requires the subsidiary to maintain a certain minimum level of net capital (as defined). For purposes of this rule the subsidiary had net capital of $16.5 million, which exceeded the net capital requirement of $0.1 million at October 31, 1994.

    The banking subsidiary, IB&T, is required to maintain certain average cash reserve balances with the Federal Reserve Bank. The average reserve balance requirement at October 31, 1994, was $3.3 million. IB&T is also required to maintain certain minimum capital ratios. Management believes that IB&T was in compliance with all such capital requirements at October 31, 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
16. OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
    At October 31, 1994, IB&T had off-balance sheet financial instruments consisting of secured open lines of credit and interest-rate floor contracts. The open lines of credit totaled $7.5 million, against which $3.1 million in loans were drawn. IB&T uses interest rate floor contracts as part of its overall interest rate risk management. The notional amount of the interest-rate floor contracts was $80.0 million. Management of IB&T does not anticipate significant credit loss from these instruments.

17. QUARTERLY RESULTS (UNAUDITED)

                                                                           TOTAL              NET          EARNINGS
                                                                           INCOME            INCOME        PER SHARE
- --------------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
    QUARTER ENDED:
    January 31, 1993                                                      $ 42,121          $ 4,924          $0.62
    April 30, 1993                                                          45,470            7,184           0.86
    July 31, 1993                                                           48,544           11,282           1.19
    October 31, 1993                                                        53,010            3,951           0.41
    -------------------------------------------------------------------------------------------------
    Year ended October 31, 1993                                           $189,145          $27,341          $3.09
    -------------------------------------------------------------------------------------------------

    QUARTER ENDED:
    January 31, 1994                                                      $ 53,107          $ 7,706*         $0.81*
    April 30, 1994                                                          54,254            7,638           0.80
    July 31, 1994                                                           54,814            6,157           0.65
    October 31, 1994                                                        55,831            8,285           0.89
    -------------------------------------------------------------------------------------------------
    Year ended October 31, 1994                                           $218,006          $29,786          $3.14
    -------------------------------------------------------------------------------------------------


    *The quarter ended January 31, 1994, reflects the cumulative effect of the change in accounting for income taxes of $1.3 million, or $0.14 per share. Net income before the cumulative effect of the change in accounting for income taxes was $6,406,000 for the quarter ended January 31, 1994.

    Total income for the four quarters ended October 31, 1993, and for the two quarters ended April 30, 1994, have been reclassified to reflect the current financial statement presentation of recording trail commission payments to brokers net of the related fees received from the Eaton Vance mutual funds.

    The per share earnings for each quarter of 1993 and 1994 include credits (charges) of ($0.14), $0.16, $0.44, ($0.21) and ($0.04), $0.08, ($0.13),
    $0.09, respectively, representing the earnings per share effect from the Company's management of, and investment in, gold mining interests.

INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------
TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF EATON VANCE CORP.

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and its subsidiaries as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 11 to the consolidated financial statements, effective November 1, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 13, 1994

81