Form 10-Q
period 1995-04-30
EATON VANCE CORP
filed 1995-06-02
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

        For the period ended April 30, 1995        Commission File No. 1-8100

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

      YES  X        NO

      Shares outstanding as of April 30, 1995:
       Voting common stock - 19,360 shares
        Non-Voting Common Stock - 9,158,361 shares

                                  Page 1 of 26 pages


                                        PART I

                                FINANCIAL INFORMATION

   Consolidated Balance Sheets (unaudited)

    ASSETS                                                April 30,  October 31,
                                                            1995        1994
                                                      (all figures in thousands)

    CURRENT ASSETS:
    Cash and equivalents                                  $ 39,745    $ 24,681
    Short-term investments                                  11,131        -
    Receivable for investment company shares sold            1,078       1,073
    Investment adviser fees and other receivables            3,314       2,632
    Refundable income taxes                                  7,469        -
    Other current assets                                       791       1,233
     Total current assets                                   63,528      29,619
    INVESTORS BANK & TRUST COMPANY ASSETS:
    Cash and equivalents                                     4,596       9,344
    Investment securities (market value $76,104 and
     $86,172, respectively)                                 77,105      88,278
    Loans, less allowance for loan losses                   12,604      13,570
    Accrued interest and fees receivable                    11,177       9,383
    Equipment and leasehold improvements, net                3,969       3,251
    Other assets                                             2,398       3,780
     Total bank assets                                     111,849     127,606
    OTHER ASSETS:
    Investments:
     Real estate                                            21,853      22,173
     Gold mining partnerships                                1,997       3,072
     Investment companies (market value at
      October 31, 1994 $5,702)                               6,756       4,088
     Other investments                                       3,376       4,120
    Notes receivable and receivables from affiliates         3,251       3,139
    Deferred sales commissions                             228,443     256,326
    Equipment and leasehold improvements, net                2,919       3,477
    Goodwill                                                 1,829       1,886
     Total other assets                                    270,424     298,281
      Total assets                                        $445,801    $455,506

                 See notes to consolidated financial statements

   Consolidated Balance Sheets (unaudited) (continued)

    LIABILITIES AND                                      April 30,   October 31,
    SHAREHOLDERS'                                          1995         1994
    EQUITY                                  (in thousands, except share figures)
    CURRENT LIABILITIES:
    Payable for investment company shares purchased     $  1,100     $  1,096
    Accrued compensation                                   4,707        8,817
    Accounts payable and accrued expenses                  6,328        4,539
    Accrued income taxes                                    -           1,761
    Dividend payable                                       1,472        1,461
    Current portion of mortgage notes payable              6,423        6,449
    Other current liabilities                                643          688
     Total current liabilities                            20,673       24,811
    INVESTORS BANK & TRUST COMPANY LIABILITIES:
    Demand and time deposits                              87,790      106,909
    Other                                                  5,656        5,214
     Total bank liabilities                               93,446      112,123
    OTHER LIABILITIES:
    6.22% Senior Note                                     50,000       50,000
    Mortgage notes payable                                10,157       10,311
    Minority interest in consolidated subsidiary           3,765        3,113
     Total other liabilities                              63,922       63,424
    Deferred income taxes                                 90,611       89,540
    Commitments                                             -            -
    SHAREHOLDERS' EQUITY:
    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares          1            1
    Non-voting common stock, par value $.0625 per
     share - Authorized, 11,920,000 shares, Issued
     9,158,361 and 9,090,394 shares, respectively            574          568
    Additional paid-in capital                            50,102       49,595
    Notes receivable from stock option exercises          (3,104)      (2,511)
    Unrealized gain on investments                           776         -
    Retained earnings                                    128,800      117,955
     Total shareholders' equity                          177,149      165,608
      Total liabilities and shareholders' equity        $445,801     $455,506

                    See notes to consolidated financial statements

   Consolidated Statements of Income (unaudited)

                                        Three Months Ended     Six Months Ended
                                             April 30,             April 30,
                                        1995          1994     1995        1994
                                        (in thousands, except per share figures)

    REVENUE:
    Investment adviser and
     administration fees               $20,545   $21,679    $ 41,162   $ 43,123
    Distribution income                 19,066    19,402      38,819     39,545
    Bank fee income                     14,775    10,726      26,886     19,807
    Bank net interest income             1,271     1,154       2,629      2,342
    Income from real estate
     activities                            865       995       1,721      1,912
    Other income                           281       298         537        632
     Total revenue                      56,803    54,254     111,754    107,361
    EXPENSES:
    Compensation of officers and
     employees                          17,349    16,928      34,823     34,367
    Amortization of deferred sales
     commissions                        12,743    12,797      24,426     25,548
    Other expenses                      13,275    11,727      26,088     21,501
     Total expenses                     43,367    41,452      85,337     81,416
    Operating income                    13,436    12,802      26,417     25,945
    OTHER INCOME (EXPENSE):
    Interest income                        519       321         878        452
    Share of partnership losses           (160)     (524)     (1,143)      (106)
    Interest expense                    (1,221)   (1,430)     (2,444)    (2,781)
    Income before income taxes          12,574    11,169      23,708     23,510
    Income Taxes
     Current:
      Federal                            5,852       704       6,420        704
      State                              1,584      (157)      3,223        138
     Deferred:
      Federal                           (1,528)    2,595       1,963      7,080
      State                               (720)      389      (1,687)     1,546
       Total income taxes                5,188     3,531       9,919      9,468

                   See notes to consolidated financial statements

   Consolidated Statements of Income (unaudited) (continued)

                                        Three Months Ended     Six Months Ended
                                             April 30,             April 30,
                                        1995          1994     1995        1994
                                        (in thousands, except per share figures)

    Net income before cumulative
     effect of change in accounting
      for income taxes                    7,386      7,638     13,789     14,042
    Cumulative effect of change in
      accounting for income taxes           -          -          -        1,300
      Net income                        $ 7,386    $ 7,638    $13,789    $15,342
    Earnings per share before
     cumulative effect of change in
      accounting for income taxes         $0.81      $0.80      $1.51      $1.47
    Cumulative effect of change in
      accounting for income taxes
       per share                            -          -          -          .14
    Earnings per share                    $0.81      $0.80      $1.51      $1.61
    Dividends declared, per share         $0.16      $0.15      $0.32      $0.29
    Average common shares outstanding     9,176      9,574      9,154      9,552

                   See notes to consolidated financial statements

   Consolidated Statements of Cash Flows (unaudited)

                                                              Six Months Ended
                                                                  April 30,
                                                              1995        1994
                                                               (in thousands)

    Cash and equivalents (including IB&T),
     Beginning of period                                    $ 34,025   $ 28,655
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                13,789     15,342
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Share of net losses of partnerships                       1,143        106
     Deferred income taxes                                       276      8,626
     Cumulative effect of change in accounting
      for income taxes                                          -        (1,300)
     Amortization of deferred sales commissions               24,426     25,548
     Amortization of premiums on investment securities,
       net of accretion of discounts                             470        650
     Depreciation and other amortization                       1,641      1,786
     Payments of sales commissions                           (15,664)   (64,947)
     Capitalized sales charges received                       18,969     11,807
     Increase (decrease) in accrued income taxes              (9,230)        17
     Changes in other assets and liabilities                    (986)    (2,534)
     Net cash provided by (used for) operating activities   $ 34,834   $ (4,899)
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in partnerships                                   (58)      -
    Additions to real estate, equipment and
     leasehold improvements                                   (1,897)    (1,607)
    Net proceeds from notes and receivables
     from affiliates                                            (705)      (689)
    Net (increase) decrease in investment companies and
     other investments                                          (736)     2,853
    Purchase of short-term investment                        (11,000)      -
    Proceeds from maturities of investment securities         10,703      3,112
    Net (increase) decrease in loans                             966     (1,930)
     Net cash provided by (used for) investing activities   $ (2,727)  $  1,739

                      See notes to consolidated financial statements

   Consolidated Statements of Cash Flows (unaudited) (continued)

                                                             Six Months Ended
                                                                 April 30,
                                                             1995        1994
                                                              (in thousands)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                 -       107,000
    Payments on notes payable                                   (180)   (82,662)
    Payment of 10% subordinated debentures                      -       (14,169)
    Proceeds from the issuance of non-voting common stock      1,745      2,243
    Dividends paid                                            (2,932)    (2,711)
    Repurchase of non-voting common stock                     (1,305)       (63)
    Changes in demand and time deposits                      (19,119)   (15,474)
     Net cash used for financing activities                 $(21,791)  $ (5,836)
     Net increase (decrease) in cash and equivalents        $ 10,316   $ (8,996)
    Cash and equivalents (including IB&T), end of period    $ 44,341   $ 19,659
    SUPPLEMENTAL INFORMATION:
    Interest paid                                           $  2,988   $  2,940
    Income taxes paid                                       $ 18,752   $  1,142

                     See notes to consolidated financial statements

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements
    The components of the April 30, 1995 Eaton Vance Corp. consolidated balance sheet and statement of income by major business segment follow:

    CONSOLIDATING BALANCE SHEET                                                            April 30, 1995
    ASSETS                                      Investment                                   Consolidated
    (in thousands)                              Management  Banking    Other    Eliminations        Total

    CURRENT ASSETS:
     Cash and equivalents                        $ 40,833              $   729    $ (1,817)   $ 39,745
     Short-term investments                        11,131                                       11,131
     Receivable for investment
      company shares sold                           1,078                                        1,078
     Investment adviser fees and
      other receivables                             2,777                  537                   3,314
     Refundable income taxes                        7,421                   48                   7,469
     Other current assets                             262                  529                     791
       Total current assets                        63,502                1,843      (1,817)     63,528
    INVESTORS BANK & TRUST COMPANY ASSETS:
     Cash and equivalents                                      4,596                             4,596
     Investment securities                                    77,105                            77,105
     Loans, less allowance for loan losses                    12,604                            12,604
     Accrued interest and fees receivable                     11,177                            11,177
     Equipment and leasehold improvements, net                 3,969                             3,969
     Other assets                                              2,398                             2,398
       Total bank assets                                     111,849                           111,849

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET                                                            April 30, 1995
    ASSETS (continued)                           Investment                                  Consolidated
    (in thousands)                               Management  Banking    Other    Eliminations       Total

    OTHER ASSETS:
     Investments:
      Real estate                                                        21,853                  21,853
      Gold mining partnerships                                            1,997                   1,997
      Banking subsidiary                            12,821                          (12,821)       -
      Other subsidiaries                            14,913                          (14,913)       -
      Investment companies                           6,756                                        6,756
      Other investments                              1,799                1,577                   3,376
     Notes receivable and receivables
      from affiliates                                  162                3,251        (162)      3,251
     Deferred sales commissions                    228,090                  353                 228,443
     Equipment and leasehold improvements, net       2,861                   58                   2,919
     Goodwill                                        1,823                    6                   1,829
     Intercompany receivable (payable)              (2,551)               2,551                    -
        Total other assets                         266,674               31,646     (27,896)    270,424
           Total assets                           $330,176   $111,849   $33,489    $(29,713)   $445,801

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET                                                            April 30, 1995
    LIABILITIES AND SHAREHOLDERS' EQUITY         Investment                                  Consolidated
    (in thousands)                               Management  Banking    Other    Eliminations       Total

    CURRENT LIABILITIES:
    Payable for investment company shares
     purchased                                    $  1,100                                     $  1,100
    Accrued compensation                             4,707                                        4,707
    Accounts payable and accrued expenses            6,186                 142                    6,328
    Dividend payable                                 1,472                                        1,472
    Current portion of mortgage notes payable                            6,423                    6,423
    Other current liabilities                          643                                          643
       Total current liabilities                    14,108               6,565                   20,673
    INVESTORS BANK & TRUST COMPANY LIABILITIES:
     Demand and time deposits                                  89,607                (1,817)     87,790
     Other                                                      5,656                             5,656
       Total bank liabilities                                  95,263                (1,817)     93,446
    OTHER LIABILITIES:
     6.22% Senior Note                              50,000                                       50,000
     Note payable to affiliate                                             162         (162)       -
     Mortgage notes payable                                             10,157                   10,157
     Minority interest in consolidated
      subsidiary                                                                      3,765       3,765
       Total other liabilities                      50,000              10,319        3,603      63,922

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING BALANCE SHEET (continued)                                                April 30, 1995
    LIABILITIES AND SHAREHOLDERS' EQUITY         Investment                                  Consolidated
    (in thousands)                               Management  Banking    Other    Eliminations       Total
    Deferred income taxes                          88,447                 2,164                  90,611
    Commitments                                                                                    -
    Shareholders' equity                          177,621      16,586    14,441     (31,499)    177,149
      Total liabilities & shareholders' equity   $330,176    $111,849   $33,489    $(29,713)   $445,801

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING STATEMENT OF INCOME                                                     Six months ended
    (in thousands)                                                                          April 30, 1995
                                                Investment                                    Consolidated
                                                Management  Banking     Other    Eliminations        Total

    REVENUE:
     Investment adviser and
      administration fees                        40,264                    898                    41,162
     Distribution income                         38,819                                           38,819
     Bank fee income                                         27,143                    (257)      26,886
     Bank net interest income                                 2,562                      67        2,629
     Income from real estate activities                                  2,475         (754)       1,721
     Other income                                   444                     93                       537
       Total revenue                             79,527      29,705      3,466         (944)     111,754
    EXPENSES:
     Compensation of officers and employees      18,698      15,781        344                    34,823
     Amortization of deferred sales
      commissions                                24,426                                           24,426
     Other expenses                              14,179       9,238      3,016         (345)      26,088
       Total expenses                            57,303      25,019      3,360         (345)      85,337
     Operating income                            22,224       4,686        106         (599)      26,417
    OTHER INCOME (EXPENSE):
     Interest income                                795                    150          (67)         878
     Share of partnership income (losses)            46                 (1,189)                   (1,143)
     Interest expense                            (1,699)                  (745)                   (2,444)
     Income (loss) before income taxes           21,366       4,686     (1,678)        (666)      23,708

    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
    (1) Consolidating Financial Statements (continued)

    CONSOLIDATING STATEMENT OF INCOME (continued)                                         Six months ended
    (in thousands)                                                                          April 30, 1995
                                                Investment                                    Consolidated
                                                Management   Banking    Other     Eliminations       Total

    Income taxes                                  8,390       1,753        (224)                   9,919
      Net income (loss)                         $12,976     $ 2,933     $(1,454)    $   (666)   $ 13,789

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
      (2) Investment in VenturesTrident, L.P. ("VT") and VenturesTrident II, L.P. ("VT II")

      The balance sheets of VT and VT II at April 30, 1995 and October 31, 1994 follow:

    VenturesTrident, L.P. (unaudited)                     April 30,  October 31,
                                                            1995        1994
                                                             (in thousands)

       ASSETS:
       Cash and short-term investments                     $    73     $   144
       Investments, at fair value                            5,174       7,437
       Other assets                                            100         110
             Total                                         $ 5,347     $ 7,691
       LIABILITIES AND PARTNERS' CAPITAL:
       Liabilities                                         $ 1,935     $ 1,891
       Partners' capital                                     3,412       5,800
             Total                                         $ 5,347     $ 7,691

    VenturesTrident II, L.P. (unaudited)                  April 30,  October 31,
                                                            1995        1994
                                                             (in thousands)
       ASSETS:
       Cash and short-term investments                     $   351     $   471
       Investments, at fair value                           39,437      47,985
       Other assets                                            170         118
             Total                                         $39,958     $48,574
       LIABILITIES AND PARTNERS' CAPITAL:
       Liabilities                                         $ 1,860     $ 1,749
       Partners' capital                                    38,098      46,825
             Total                                         $39,958     $48,574

      For the six months ended April 30, 1995 and 1994, the unaudited operating results of VT reflect net income (losses) of ($2,388,000) and $697,000, respectively, including realized and unrealized gains (losses) on investments of ($2,263,000) and $873,000, respectively.

      For the six months ended April 30, 1995 and 1994, the unaudited operating results of VT II reflect net income (losses) of ($8,727,000) and $2,948,000, respectively, including realized and unrealized gains (losses) on investments of ($7,816,000) and $3,946,000, respectively.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995

      (2) Investment in VenturesTrident, L.P. ("VT") and VenturesTrident II, L.P. ("VT II") (continued)

      For the six months ended April 30, 1995 and 1994, the Company's share of the net income (losses) of VT and VT II as accounted for under the equity method, and allocated pursuant to the terms of the partnerships' agreements, was ($1,075,000) and $680,000, respectively. At April 30, 1995, the Company's investment in VT and VT II approximated its share of the partners' capital of each partnership.

      In January 1994, VT II distributed 1,750,000 shares of Pegasus Gold Corporation with a value of $42 million to its partners. The Company's share of this distribution was 159,000 shares with a value of $3.8 million. The Company's Consolidated Statement of Cash Flows for the six months ended April 30, 1994 excludes the effect of this non-cash investing activity. At April 30, 1995, all but 14,000 of these shares were sold.

      (3)  Non-Voting Common Stock Options

      Options to subscribe to shares of non-voting common stock are summarized as follows:

                                        Shares Under Option  Option Price Range

    Balance, October 31, 1993                 718,684         $ 8.75  - 33.50
    Exercised                                (141,181)          8.75  - 27.25
    Granted                                   159,970          27.375 - 34.00
    Cancelled/Expired                          (4,725)         27.25  - 34.00
    Balance, October 31, 1994                 732,748           8.75  - 34.00
    Exercised                                (104,450)          8.75  - 27.25
    Granted                                   132,300          27.75  - 30.525
    Cancelled/Expired                            -                    -
    Balance, April 30, 1995                   760,598         $ 8.75  - 34.00

      At April 30, 1995, options for 462,498 shares were exercisable. Options for 298,100 additional shares will become exercisable over the next four years.

      (4)  Net Capital Requirements

      Two subsidiaries of the Company are subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), requiring such subsidiaries to maintain a certain level of net capital (as defined). For purposes of this rule, the subsidiaries had net capital of $30,665,000 and $193,000, respectively, at April 30, 1995, which exceeded the net capital requirements of $217,000 and $5,000, respectively, as of that date.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995
      (5)  Equipment and Leasehold Improvements
      Equipment and leasehold improvements (including IB&T) at April 30, 1995 and October 31, 1994 follow:

                                                       April 30,    October 31,
                                                         1995          1994
                                                            (in thousands)

    At Cost:
    Furniture and equipment                             $13,542       $13,036
    Leasehold improvements                                1,051           815
      Total                                              14,593        13,851
    Less accumulated depreciation                         7,705         7,123
      Net book value                                    $ 6,888       $ 6,728

      (6)  Real Estate Investments
      Real estate investments held at April 30, 1995 and October 31, 1994 follow:

                                                       April 30,   October 31,
                                                         1995          1994
                                                            (in thousands)
    Buildings                                           $27,540       $27,347
    Land                                                  2,463         2,465
      Total                                              30,003        29,812
    Less: Accumulated depreciation                        7,966         7,510
      Net book value                                     22,037        22,302
    Share of accumulated losses in excess of
     partnership interest                                  (184)         (129)
      Total                                             $21,853       $22,173

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

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995

      Securities classified as available-for-sale are included in the following balance sheet categories at April 30, 1995 (in thousands):

                                               Gross       Gross
                                Estimated    unrealized  unrealized
                                fair value     gains       losses        Cost

       Current Assets:
        Short-term investments   $11,131      $  131      $   -        $11,000
       Investments:
        Investment companies       6,756       2,072         159         4,843
        Other investments          1,103        -            473         1,576
          Total                  $18,990      $2,203      $  632       $17,419

      Securities classified as held-to-maturity are included in the following balance sheet category at April 30, 1995 (in thousands):

                                               Gross       Gross
                                Estimated    unrealized  unrealized   Amortized
                                fair value     gains       losses       cost

      Investment securities:
       U.S. Treasury
        securities               $65,076      $  -        $  606       $65,682
       Mortgage-backed
        securities                11,028           6         401        11,423
          Total                  $76,104      $    6      $1,007       $77,105

      The contractual maturities of debt securities held-to-maturity at April 30, 1995 follow (in thousands):

                                                          Estimated    Amortized
                                                          fair value     cost

       Due within one year                                 $19,968      $20,046
       Due after one year through five years                45,108       45,636
       Mortgage-backed securities                           11,028       11,423
          Total                                            $76,104      $77,105

      The adoption of SFAS No. 115 resulted in an increase in shareholders' equity, net of applicable taxes, of $776,000 through April 30, 1995. Prior year's financial statements have not been restated to reflect the change in accounting principle.
                                         -18-

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30, 1995

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

      (10)  Earnings Per Common and Common Equivalent Share

      Earnings per share for the six months ended April 30, 1995 are based upon the weighted average number of common and non-voting common shares outstanding of 9,154,000. Earnings per share assuming primary and full
      dilution   have  not  been  presented  because  the  dilutive  effect  is immaterial.

      Earnings per share for the six months ended April 30, 1994 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,552,000. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

      (11)  Employee Benefit Plans - Stock Purchase Plan

      On January 6, 1995, the Board of Directors of the Company reserved an additional 100,000 shares for issuance under the Employee Stock Purchase Plan. The plan permits all eligible full-time employees to direct up to 15 percent of their salaries toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the fair market value of the non-voting common stock at the beginning or at the end of each six-month offering period. Through April 30, 1995, 297,076 shares of the total 412,000 shares reserved have been issued pursuant to this plan.

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

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      RESULTS OF OPERATIONS:

      The Company's largest sources of revenues are investment adviser fees and distribution fees received from the Eaton Vance funds and separately managed accounts. Such fees are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Bank fee income, also a significant source of revenue, is dependent upon assets custodied and administered by Investors Bank & Trust Company (IB&T). The Company's expenses other than the amortization of deferred sales commissions include primarily employee compensation, occupancy costs, service fees and other marketing costs.

      QUARTER ENDED APRIL 30, 1995 TO QUARTER ENDED APRIL 30, 1994:

      Assets under management of $15.1 billion on April 30, 1995, were 2 percent lower than the $15.4 billion reported a year earlier. Market appreciation and reinvested dividends have contributed to the stability of the Company's assets under management, despite the overall decline in mutual fund industry sales. Although mutual fund sales of $0.4 billion in the second quarter of 1995 were significantly lower than the $0.9 billion reported in the second quarter of 1994, monthly net sales have been steadily improving since December, 1994. Redemptions were $0.5 billion in both the second quarter of 1995 and the second quarter of 1994.

      Total revenue increased $2.5 million to $56.8 million in the second quarter of 1995 from $54.3 million in the second quarter of 1994. Investment adviser and distribution fees decreased 4 percent in the second quarter of 1995 to $39.6 million from $41.1 million a year earlier. The decrease in investment adviser and distribution fees can be primarily attributed to lower average assets under management. The decrease in distribution fees was partially offset by an increase in contingent deferred sales charges received on early redemptions.

      Bank fee income was a significant contributor to revenue growth in the second quarter of 1995, increasing 38 percent to $14.8 million from $10.7 million a year earlier. The increase in bank fee income can be partially attributed to the sale of part of IB&T's unit investment trust servicing to The Bank of New York. The remainder of the increase can be attributed to an increase in the assets custodied and administered by IB&T. These assets totalled $77.0 billion at April 30, 1995, an increase of $11.9 billion over April 30, 1994.

      Total expenses increased $1.9 million to $43.4 million in the second quarter of 1995. Compensation expense increased by only 2 percent, despite significant increases in personnel at IB&T in comparison with the prior year. The overall stability of the average dollar value of assets in spread commission funds resulted in a decrease in the amortization of deferred sales commissions of less than 1 percent. Other expenses rose a total of $1.6 million.

      The Company's two gold mining partnerships, VenturesTrident, L.P. and VenturesTrident II, L.P., contributed losses of $76,000 for the second quarter of 1995 and $57,000 for the second quarter of 1994. These losses resulted primarily from marking to market the investments held by the two

                                        -20-

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      gold mining partnerships. After accounting for management fees, operating expenses and income taxes, the Company's gold mining operations contributed a loss of $0.02 per share in the second quarter of 1995 and a
      gain of $0.08 per share  in the second quarter of 1994.   The termination
      of VenturesTrident, L.P., the first of the two gold mining partnerships offered by the Company, is expected to take place late in fiscal 1995.

      Net income of the Company amounted to $7.4 million in the second quarter of 1995 compared to $7.6 million in the second quarter of 1994. Earnings per share were $.81 and $.80 for the second quarters of 1995 and 1994, respectively.


      SIX MONTHS ENDED APRIL 30, 1995 TO SIX MONTHS ENDED APRIL 30, 1994:

      Mutual fund sales for the first half of 1995 of $0.6 billion were 74 percent below the record $2.4 billion reported in the first half of 1994. Redemptions of $1.1 billion in the first half of 1995 were 22 percent above the $0.9 billion in the first half of 1994.

      Total revenue increased $4.4 million to $111.8 million in the first half of 1995. Investment adviser and distribution fees decreased by $2.7 million in the first half of 1995 to $80.0 million from $82.7 million a year earlier. The decrease in investment adviser and distribution fees can be attributed primarily to lower average assets under management. The impact of the decrease in distribution fees was partially offset by an increase in contingent deferred sales charges received on early redemptions.

      Total expenses increased $3.9 million to $85.3 million in the first half of 1995. Compensation expense of $34.8 million was consistent with the prior year's expense of $34.4 million, despite significant increases in personnel at IB&T. A decrease in the average dollar value of assets in spread commission funds resulted in a decrease in the amortization of deferred sales commissions of $1.1 million. Other expenses rose a total of $4.6 million, due in part to the accrual of an National Association of Securities Dealers (NASD) arbitration panel award of $2.0 million in the first quarter. The Company is currently examining all possible legal steps to overturn the arbitration panel's decision.

      The Company's two gold mining partnerships contributed a loss of $1.1 million during the first half of 1995, in comparison with a gain of $0.7 million during the first half of 1994. This loss resulted primarily from marking to market the investments held by the two gold mining partnerships. After accounting for management fees, operating expenses and income taxes, the Company's gold mining operations contributed a loss of $0.12 per share in the first half of 1995 and a gain of $0.04 per share in the first half of 1994.

      Net income of the Company amounted to $13.8 million in the first half of 1995, compared to $15.3 million in the first half of 1994. Net income for the first half of 1994 included a gain of $1.3 million associated with the implementation of Statement of Financial Accounting Standards
      (SFAS) No. 109 effective November 1, 1993. Earnings per share were $1.51 and $1.47 for the first halves of 1995 and 1994, respectively, excluding the $.14 per share impact of the change in accounting for income taxes in 1994.
                                         -21-


      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Total assets, excluding bank assets, increased in the second half of 1995 to $334.0 million from $327.9 million at October 31, 1994. The increase can be primarily attributed to an increase in cash, cash equivalents and short-term investments of $26.2 million and an increase in refundable income taxes of $7.5 million, net of a decrease in deferred sales commissions of $27.9 million. The decrease in deferred sales commissions can be attributed primarily to redemptions in excess of new sales in the first half of 1995. Total IB&T assets decreased by $15.8 million to $111.9 million in the first half of 1995.

      The net increase in investments in investment companies and other investments of $1.9 million can be attributed primarily to the adoption of Statement of Financial Accounting Standards (SFAS) No. 115 effective November 1, 1994. SFAS No. 115 requires that investment securities classified as "available-for-sale" be carried at fair value on the Company's balance sheet. The unrealized holding gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes, until realized.

      LIQUIDITY AND CAPITAL RESOURCES:

      In the first half of 1995, retained earnings of $10.8 million, net proceeds of $1.1 million from the issuance of new stock to employees under stock purchase and stock option plans and the $0.8 million effect of the adoption of SFAS No. 115 effective November 1, 1994, contributed to the increase in the Company's consolidated shareholders' equity from $165.6 million at the end of fiscal 1994 to $177.1 million at April 30, 1995. These contributions were offset by the use of $1.3 million to repurchase 50,000 shares of the Company's stock on the open market at an average price per share of $26.00.

      The Company's primary sources of cash flows from operating activities were net income of $13.8 million and capitalized sales charges received on early redemption of spread-commission funds of $19.0 million, offset by the payment of sales commissions of $15.7 million. In the first six months of 1995, the primary use of capital was for the commission payments associated with the sales of spread-commission mutual funds, which were financed entirely by cash flows from operating activities of $34.8 million. The Company anticipates that the primary use of cash will continue to be the payment of sales commissions on sales of the Company's spread-commission funds and anticipates funding the payment of these commissions with cash flows generated from operating activities and, if necessary, with borrowings.

      At April 30, 1995, the Company, excluding IB&T, had $50.9 million in cash, cash equivalents and short-term investments and no borrowings under its $75.0 million bank credit facility.
                                         -22-

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      OTHER MATTERS:

      The Company has begun to explore the feasibility of distributing its 77.3% interest in IB&T to the Company's shareholders. A public offering of additional shares to increase the capital of IB&T in conjunction with the distribution is also being considered. The purpose of the distribution and public offering would be to remove from IB&T the constraint of the Competitive Equality Banking Act of 1987 (CEBA), which limits asset growth to seven percent per year, and to enhance the opportunities for IB&T's global custody and administrative services by making it an independent public company. Such a transaction would require the approval of Federal and Massachusetts banking authorities as well as a favorable ruling from the Internal Revenue Service.

      The Company is also exploring avenues to expand its existing relationship with Lloyd George Management (B.V.I.) Limited to increase Eaton Vance Corp.'s portfolio of international equity funds.

                                         -23-

                                       PART II
                                  OTHER INFORMATION

      Item 1.  Legal Proceedings

      From time to time, the Company is a party to various employment-related claims, including claims of discrimination, before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more pending employment-related claims would have a material adverse effect on the Company's financial position or results of operations.
                                        -25-


                                      SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EATON VANCE CORP.
                                                       (Registrant)

      DATE:  June 2, 1995                          /s/William M. Steul
                                                        (Signature)
                                                      William M. Steul
                                                  Chief Financial Officer

      DATE:  June 2, 1995                            /s/John P. Rynne
                                                        (Signature)
                                                       John P. Rynne
                                                    Corporate Controller

                                         -26-