Form 10-Q
period 1995-07-31
EATON VANCE CORP
filed 1995-09-05
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

        For the period ended July 31, 1995         Commission File No. 1-8100

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

      YES  X        NO

      Shares outstanding as of July 31, 1995:
       Voting common stock - 19,360 shares
        Non-Voting Common Stock - 9,260,667 shares

                                  Page 1 of 22 pages



                                      PART II

                                FINANCIAL INFORMATION

                                         -2-

   Consolidated Balance Sheets (unaudited)
    ASSETS                                                July 31,   October 31,
                                                            1995        1994
                                                      (all figures in thousands)
    CURRENT ASSETS:
    Cash and equivalents                                  $ 55,006    $ 24,681
    Short-term investments                                  11,316        -
    Receivable for investment company shares sold              958       1,073
    Investment adviser fees and other receivables            2,978       2,632
    Refundable income taxes                                  5,430        -
    Net assets of discontinued operations                   13,333        -
    Other current assets                                       894       1,233
     Total current assets                                   89,915      29,619
    INVESTORS BANK & TRUST COMPANY ASSETS:
    Cash and equivalents                                      -          9,344
    Investment securities (market value $86,172)              -         88,278
    Loans, less allowance for loan losses                     -         13,570
    Accrued interest and fees receivable                      -          9,383
    Equipment and leasehold improvements, net                 -          3,251
    Other assets                                              -          3,780
     Total bank assets                                        -        127,606
    OTHER ASSETS:
    Investments:
     Real estate                                            21,741      22,173
     Investment in affiliates                               10,143       3,984
     Investment companies (market value at
      October 31, 1994 $5,702)                               7,230       4,088
     Other investments                                       2,565       3,208
    Notes receivable and receivables from affiliates         3,273       3,139
    Deferred sales commissions                             219,515     256,326
    Equipment and leasehold improvements, net                2,907       3,477
    Goodwill                                                 1,801       1,886
     Total other assets                                    269,175     298,281
      Total assets                                        $359,090    $455,506

                 See notes to consolidated financial statements
                                         -3-

   Consolidated Balance Sheets (unaudited) (continued)
    LIABILITIES AND                                      July 31,   October 31,
    SHAREHOLDERS'                                          1995         1994
    EQUITY                                  (in thousands, except share figures)

    CURRENT LIABILITIES:
    Payable for investment company shares purchased     $    985     $  1,096
    Accrued compensation                                   7,111        8,817
    Accounts payable and accrued expenses                  7,889        4,539
    Accrued income taxes                                    -           1,761
    Dividend payable                                       1,485        1,461
    Current portion of mortgage notes payable              6,412        6,449
    Other current liabilities                                669          688
     Total current liabilities                            24,551       24,811
    INVESTORS BANK & TRUST COMPANY LIABILITIES:
    Demand and time deposits                                -         106,909
    Other                                                   -           5,214
     Total bank liabilities                                 -         112,123
    OTHER LIABILITIES:
    6.22% Senior Note                                     50,000       50,000
    Mortgage notes payable                                10,087       10,311
    Minority interest in consolidated subsidiary            -           3,113
     Total other liabilities                              60,087       63,424
    Deferred income taxes                                 86,190       89,540
    Commitments                                             -            -
    SHAREHOLDERS' EQUITY:
    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares          1            1
    Non-voting common stock, par value $.0625 per
     share - Authorized, 11,920,000 shares, Issued
      9,260,667 and 9,090,394 shares, respectively           579          568
    Additional paid-in capital                            53,236       49,595
    Notes receivable from stock option exercises          (3,075)      (2,511)
    Unrealized gain on investments                         1,170         -
    Retained earnings                                    136,351      117,955
     Total shareholders' equity                          188,262      165,608
      Total liabilities and shareholders' equity        $359,090     $455,506

                    See notes to consolidated financial statements
                                         -4-

   Consolidated Statements of Income (unaudited)
                                        Three Months Ended     Nine Months Ended
                                             July 31,               July 31,
                                        1995          1994      1995        1994
                                        (in thousands, except per share figures)

    REVENUE:
    Investment adviser and
     administration fees                $21,688    $21,276  $ 62,850   $ 64,399
    Distribution income                  19,788     20,087    58,607     59,632
    Income from real estate
     activities                             866        926     2,619      2,932
    Other income                            348        206       885        838
      Total revenues                     42,690     42,495   124,961    127,801
    EXPENSES:
    Compensation of officers and
     employees                           10,207      8,306    29,249     29,695
    Amortization of deferred sales
     commissions                         12,404     13,797    36,830     39,345
    Other expenses                        7,492      7,714    24,077     22,057
      Total operating expenses           30,103     29,817    90,156     91,097
    OPERATING INCOME                     12,587     12,678    34,805     36,704
    OTHER INCOME (EXPENSE):
    Interest income                         834        177     1,825        742
    Equity in net income of
     affiliates                              62    (1,344)    (1,013)    (1,450)
    Interest expense                     (1,221)   (1,321)    (3,666)    (4,102)
    Income from continuing operations
     before income taxes and
     cumulative effect of change
     in accounting for income taxes      12,262     10,190    31,951      31,894
    INCOME TAXES                          3,740      4,800    11,907      13,564
    Income from continuing operations
     before cumulative effect of
     change in accounting for
     income taxes                         8,522      5,390    20,044      18,330
    Income from discontinued
     operations, net of income taxes        512        767     2,779       1,869
    Income before cumulative effect
     of change in accounting for
     income taxes                         9,034      6,157    22,823      20,199

                    See notes to consolidated financial statements
                                         -5-

   Consolidated Statements of Income (unaudited) (continued)
                                        Three Months Ended     Nine Months Ended
                                             July 31,               July 31,
                                        1995          1994     1995         1994
                                        (in thousands, except per share figures)

    Cumulative effect of change in
     accounting for income taxes           -          -           -         1,300
    NET INCOME                           $9,034     $6,157     $22,823    $21,499
    Earnings per share from
     continuing operations before
     cumulative effect of change in
     accounting for income taxes          $0.92      $0.57       $2.18      $1.92
    Earnings per share from
     discontinued operations,
     net of income taxes                   0.06       0.08       0.30        0.19
    Cumulative effect of change in
     accounting for income taxes
     per share                             -          -           -          0.14
    Earnings per share                    $0.98      $0.65       $2.48      $2.25
    Dividends declared, per share         $0.16      $0.15       $0.48      $0.44
    Average common shares outstanding     9,250      9,464       9,186      9,536

                    See notes to consolidated financial statements
                                         -6-

   Consolidated Statements of Cash Flows (unaudited)
                                                             Nine Months Ended
                                                                  July 31,
                                                             1995         1994
                                                               (in thousands)

    Cash and equivalents (including IB&T),
     beginning of period                                    $ 34,025   $ 28,655
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income from continuing operations                     20,044     19,630
    Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Equity in net income of affiliates                        1,013      1,450
     Deferred income taxes                                    (4,351)     7,779
     Cumulative effect of change in accounting
      for income taxes                                          -        (1,300)
     Amortization of deferred sales commissions               36,830     39,144
     Depreciation and other amortization                       1,622      1,769
     Payments of sales commissions                           (27,955)   (80,635)
     Capitalized sales charges received                       27,755     18,112
     Increase (decrease) in accrued income taxes                -          -
     Changes in other assets and liabilities                  (3,752)     4,126
     Operating activities of discontinued operations           5,878      2,126
     Net cash provided by operating activities              $ 57,084   $ 12,201
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in partnerships                                   (88)  $   (252)
    Additions to real estate, equipment and
     leasehold improvements                                     (927)    (1,304)
    Net repayments of notes and receivables
     from affiliates                                            (698)      (473)
    Investment in affiliate                                   (4,473)      -
    Net increase in investment companies and
     other investments                                          (868)      (228)
    Purchase of short-term investment                        (11,000)      -
    Proceeds from sales of investment securities                -         2,901
    Spinoff cash transfer                                     (5,737)      -
    Investing activities of discontinued operations            9,601       (157)
     Net cash provided by (used for) investing activities   $(14,190)  $    487

                     See notes to consolidated financial statements
                                         -7-

   Consolidated Statements of Cash Flows (unaudited) (continued)
                                                            Nine Months Ended
                                                                 July 31,
                                                            1995         1994
                                                              (in thousands)
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                               -       $119,150
    Payments on notes payable                                 (261)   (106,841)
    Payment of 10% subordinated debentures                    -        (14,169)
    Proceeds from the issuance of non-voting
     common stock                                            2,186       2,918
    Dividends paid                                          (4,403)     (3,982)
    Repurchase of non-voting common stock                   (1,305)     (5,814)
    Financing activities of discontinued operations        (18,130)    (14,215)
     Net cash used for financing activities               $(21,913)   $(22,953)
     Net increase (decrease) in cash and equivalents      $ 20,981    $(10,265)
    Cash and equivalents (including IB&T for the nine
     months ended July 31, 1994), end of period           $ 55,006    $ 18,390
    NONCASH INVESTING ACTIVITY:
    Distribution of securities from gold mining
     partnership                                          $   -       $  3,815
    Issuance of non-voting common stock for shares
     of unconsolidated affiliate                          $  2,698        -
    SUPPLEMENTAL INFORMATION:
    Interest paid                                         $  3,604    $  3,684
    Income taxes paid                                     $ 25,622    $  2,468

                     See notes to consolidated financial statements
                                         -8-

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1995

      1. Acquisitions and Investments in Unconsolidated Affiliates

      In June, 1995 the Company increased its investment in Lloyd George Management (BVI) Limited ("LGM"), an independent investment management company based in Hong Kong, to 21.0 percent for a combination of cash and non-voting common stock. LGM currently manages a series of emerging market mutual funds sponsored by the Company. The Company has an agreement with LGM which governs the manner in which the stock can be disposed. At July 31, 1995, the excess of the Company's investment over its equity in the underlying net assets of LGM was approximately $6.9 million, which is being amortized over a twenty-year period. The Company recorded an equity loss from LGM of $(20,000), net of amortization of $58,000, for the nine months ended July 31, 1995. During 1995, the Company has received dividends totalling $126,000. The Company's share of undistributed earnings of LGM included in consolidated retained earnings was $38,000 at July 31, 1995. The carrying value of this investment was $8.1 million at July 31, 1995.

      Summarized unaudited condensed financial information of Lloyd George Management (BVI) Limited in U.S. dollars is as follows (in thousands):

       BALANCE SHEET                                            June 30, 1995
       ASSETS:
        Current assets                                             $5,312
        Noncurrent assets                                           3,289
          Total                                                    $8,601
       LIABILITIES AND SHAREHOLDERS' EQUITY:
        Current liabilities                                        $3,009
        Noncurrent liabilities                                       -
        Shareholders' equity                                        5,592
          Total                                                    $8,601

       OPERATING DATA                                        Six months ended
                                                                June 30, 1995
       Revenues                                                    $4,917
       Expenses                                                     3,993
         Net income                                                $  924

      The Company's investment in unconsolidated affiliates also includes a 79 percent general partnership interest in Fulcrum Management Partners, L.P. (F.M.P.) and an 82 percent general partnership interest in Fulcrum
      Management  Partners   II,  L.P.   (F.M.P.II),   both  Delaware   limited
      partnerships, of which a principal officer of the Company is the other general partner. F.M.P. and F.M.P.II are 20 percent general partners of VenturesTrident, L.P. (V.T.) and VenturesTrident II, L.P. (V.T.II), respectively, both Delaware limited partnerships formed to invest in equity securities of public and private gold-mining ventures. The Company also has a 12 percent limited partnership interest in V.T. and a 3 percent limited partnership interest in V.T.II.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 1995

      Summarized condensed combined financial information of V.T. and V.T.II, both of which are accounted for under the equity method, is as follows (in thousands):

       BALANCE SHEET                                    July 31,  October 31,
                                                          1995       1994
       ASSETS:
        Cash and short-term investments                 $   276     $   615
        Investments, at fair value                       48,111      55,422
        Other assets                                        252         228
         Total                                          $48,639     $56,265
       LIABILITIES AND PARTNERS' CAPITAL:
        Liabilities                                     $ 4,291     $ 3,640
        Partners' Capital                                44,348      52,625
         Total                                          $48,639     $56,265

       OPERATING DATA                                    Nine months ended
                                                              July 31,
                                                         1995          1994
       Realized and unrealized gains
        (losses) on investments                         $(6,727)    $ 1,906
       Other income (loss)                               (1,550)     (1,717)
         Net income (loss)                              $(8,277)    $   189

      For the nine months ended July 31, 1995 and 1994, the Company's share of the net losses of V.T. and V.T.II, as accounted for under the equity method and allocated pursuant to the terms of the partnerships' agreements, was $993,000 and $628,000, respectively. At July 31, 1995 and 1994, the Company's investments in V.T. and V.T.II approximated its share of the partners' capital of each partnership.

      2.  Discontinued Operations

      On July 12, 1995, the Board of Directors approved in principle the Company's plan to spinoff its 77.3 percent owned subsidiary, Investors Bank & Trust Company (IB&T), in a tax-free distribution of bank shares to the Company's shareholders. The Company has requested a private letter ruling from the Internal Revenue Service on the tax-free status of the distribution and is actively pursuing the necessary regulatory approvals from both Federal and Massachusetts banking authorities. The spinoff is expected to be completed prior to calendar year end after receipt of the necessary regulatory approvals and formal declaration of the distribution by the Board of Directors. The spinoff will result in a reduction of shareholders' equity by an amount which approximates the carrying value of Investors Bank & Trust Company at the time of the spinoff.

      As a result of the Board action regarding the spinoff, the operations of IB&T have been classified as discontinued for all periods presented.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 1995

      Revenues applicable to discontinued operations for the nine months ended July 31, 1995 and 1994 were $43.7 million and $34.9 million, respectively. Income taxes applicable to discontinued operations for the nine months ended July 31, 1995 and 1994 were $2.2 million and $1.3 million, respectively.

      The assets and liabilities of IB&T have been reclassified on  the balance
      sheet  to  separately  identify  them   as  net  assets  of  discontinued
      operations.  These net assets consist of the following:

                                                                     July 31,
                                                                       1995
       Investment securities                                        $ 76,545
       Loans, less allowance for loan losses                          13,672
       Other assets                                                   22,322
       Demand and time deposits                                      (88,777)
       Other liabilities                                             (10,429)
         Net assets of discontinued operations                      $ 13,333

      (3)  Non-Voting Common Stock Options
      Options to subscribe to shares of non-voting common stock are summarized as follows:

                                      Shares Under Option  Option Price Range

       Balance, October 31, 1993            718,684         $ 8.75  - 33.50
       Exercised                           (141,181)          8.75  - 27.25
       Granted                              159,970          27.375 - 34.00
       Cancelled/Expired                     (4,725)         27.25  - 34.00
       Balance, October 31, 1994            732,748           8.75  - 34.00
       Exercised                           (110,000)          8.75  - 27.25
       Granted                              133,300          27.75  - 32.25
       Cancelled/Expired                    (14,500)          8.75  - 34.00
       Balance, July 31, 1995               741,548         $ 8.75  - 34.00

      At July 31, 1995, options for 454,281 shares were exercisable. Options for 287,267 additional shares will become exercisable over the next four years.

      (4)  Net Capital Requirements

      Two subsidiaries of the Company are subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) requiring such subsidiaries to maintain a certain level of net capital (as defined). For purposes of this rule, the subsidiaries had net capital of $43,061,000 and

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 1995

      $190,000, respectively, at July 31, 1995, which exceeded the net capital requirements of $230,000 and $5,000, respectively, as of that date.

      (5)  Equipment and Leasehold Improvements

      Equipment and leasehold improvements at July 31, 1995 (excluding IB&T) and October 31, 1994 follow:

                                                        July 31,  October 31,
                                                          1995       1994
                                                          (in thousands)

       At Cost:
       Furniture and equipment                          $ 6,688     $13,036
       Leasehold improvements                               300         815
         Total                                            6,988      13,851
       Less accumulated depreciation                      4,081       7,123
         Net book value                                 $ 2,907     $ 6,728

      At July 31, 1995 net equipment and leasehold improvements of discontinued operations were $3,766,000.

      (6)  Real Estate Investments

      Real  estate investments  held  at July  31, 1995  and  October 31,  1994 follow:

                                                     July 31,     October 31,
                                                       1995          1994
                                                         (in thousands)

       Buildings                                     $27,681       $27,347
       Land                                            2,461         2,465
         Total                                        30,142        29,812
       Less: Accumulated depreciation                  8,195         7,510
         Net book value                               21,947        22,302
       Share of accumulated losses in excess of
        partnership interest                            (206)         (129)
         Total                                       $21,741       $22,173

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

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1995 unrealized gain or loss included as a separate component of shareholders' equity. Securities classified as held-to-maturity are to be recorded at amortized cost.

      Securities classified as available-for-sale are included in the following balance sheet categories at July 31, 1995 (in thousands):

                                               Gross       Gross
                                Estimated    unrealized  unrealized
                                fair value     gains       losses       Cost

       Current Assets:
        Short-term investments   $11,316      $   316     $   -       $11,000
       Investments:
        Investment companies       7,230        2,413         151       4,968
        Other investments          1,205           12         414       1,607
          Total                  $19,751      $ 2,741     $   565     $17,575

      Securities classified as held-to-maturity are included in the following balance sheet category at July 31, 1995 (in thousands):

                                             Gross       Gross
                              Estimated    unrealized  unrealized   Amortized
                              fair value     gains       losses       cost

       Net assets of discontinued operations:

        U.S. Treasury
         securities            $65,522      $   198     $   204      $65,528
        Mortgage-backed
         securities             10,897           36         156       11,017
          Total                $76,419      $   234     $   360      $76,545

      The contractual maturities of debt securities held-to-maturity at July 31, 1995 follow (in thousands):

                                                        Estimated    Amortized
                                                        fair value     cost

       Due within one year                               $30,158      $30,231
       Due after one year through five years              35,364       35,297
       Mortgage-backed securities                         10,897       11,017
          Total                                          $76,419      $76,545

      The adoption of SFAS No. 115 resulted in an increase in shareholders' equity, net of applicable taxes, of $1,170 through July 31, 1995. Prior year's financial statements have not been restated to reflect the change in accounting principle.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1995

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

      (10)  Earnings Per Common and Common Equivalent Share

      Earnings per share for the nine months ended July 31, 1995 are based upon the weighted average number of common and non-voting common shares outstanding of 9,186,000. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.

      Earnings per share for the nine months ended July 31, 1994 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,536,000. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

      (11)  Employee Benefit Plans - Stock Purchase Plan

      On January 6, 1995, the Board of Directors of the Company reserved an additional 100,000 shares for issuance under the Employee Stock Purchase Plan. The plan permits all eligible full-time employees to direct up to 15 percent of their salaries toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the fair market value of the non-voting common stock at the beginning or at the end of each six-month offering period. Through July 31, 1995, 309,499 shares of the total 412,000 shares reserved have been issued pursuant to this plan.

      (12)  Subsequent Events

      On August 1, 1995, a subsidiary of the Company repaid a maturing mortgage note secured by retail rental property located in Goffstown, New Hampshire. The principal and accrued interest paid were $6.2 million.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31, 1995

      (13) Certain prior year amounts have been reclassified to conform to current year presentation.

      (14)  Opinion of Management

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

      QUARTER ENDED JULY 31, 1995 COMPARED TO QUARTER ENDED JULY 31, 1994:

      Assets under management of $15.6 billion on July 31, 1995, were 1 percent higher than the $15.4 billion reported a year earlier. Market appreciation and reinvested dividends have contributed to the overall stability of the Company's assets under management. Mutual fund sales of $0.5 billion in the third quarter of 1995 were even with the third quarter of 1994, while redemptions of $0.5 billion in the third quarter of 1995 were up 25 percent from the same quarter a year ago. Monthly net sales, however, have been steadily improving since December, 1994.

      On July 12, 1995, the Board of Directors approved in principle the Company's plan to spinoff its interest in Investors Bank & Trust Company (IB&T) in a tax-free distribution to the Company's shareholders. The purpose of the distribution is to remove IB&T from certain regulatory restrictions under the Competitive Equality Banking Act of 1987 (CEBA) and to enhance the opportunities for IB&T's global custody and administrative services by making IB&T an independent company. The Company has requested a private letter ruling from the Internal Revenue Service on the tax-free status of the distribution and is actively pursuing  the  necessary  regulatory  approvals  from  both  Federal  and
      Massachusetts banking authorities. Management anticipates that the spinoff will be completed by calendar year end after receipt of the necessary regulatory approvals and formal declaration of the distribution by the Board of Directors. The consolidated statements of operations and cash flows have been restated to reflect the bank as a discontinued operation for all periods presented.

      Total revenue from continuing operations increased $0.2 million to $42.7 million in the third quarter of 1995 from $42.5 million in the third quarter of 1994. Investment adviser and distribution fees increased $0.1 million in the third quarter of 1995 to $41.5 million from $41.4 million a year earlier. The overall stability in investment adviser and distribution fees can primarily be attributed to stable average assets under management in comparison with the same quarter a year ago and steadily improving net sales of mutual fund shares.

      Total operating expenses of $30.1 million in the third quarter of 1995 were even with operating expenses a year earlier. Compensation expense increased by 23 percent in the third quarter of 1995, primarily due to higher salaries and benefits and a reclass of other personnel costs in the third quarter of 1994. Decreases in the average dollar value of assets in spread commission funds resulted in a decrease in the amortization of deferred sales commissions of 10 percent. Other expenses of $7.5 million in the third quarter of 1995 were even with the $7.7 million reported a year earlier.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      After accounting for management fees, operating expenses and income taxes, the Company's gold mining and energy operations contributed a gain of $0.09 per share in the third quarter of 1995, compared to a loss of $0.13 per share in the third quarter of 1994. The gain in the third quarter of 1995 can primarily be attributed to the realization of previously unrealized losses for tax purposes. The realization of these losses resulted in a significant decrease in the Company's effective tax rate on income from continuing operations, from 31 percent for the third quarter of 1995 to 47 percent for the third quarter of 1994.

      Income from discontinued banking operations, net of taxes, decreased by 33 percent from $767,000, or $0.08 per share, in the third quarter of 1994 to $512,000, or $0.06 per share, in the third quarter of 1995. The decrease in income from discontinued banking operations can primarily be attributed to a temporary decrease in bank fee income following the sale of certain custodied UIT assets to the Bank of New York in the second quarter of 1995.

      Net income from continuing operations of the Company amounted to $8.5 million in the third quarter of 1995 compared to $5.4 million in the second quarter of 1994. Earnings per share from continuing operations were $0.92 and $0.57 for the third quarters of 1995 and 1994, respectively.

      NINE MONTHS  ENDED JULY 31, 1995  COMPARED TO NINE MONTHS  ENDED JULY 31,
      1994:

      Mutual fund sales for the first nine months of 1995 of $1.1 billion were 62 percent below the $2.9 billion reported in the first nine months of 1994. Redemptions of $1.6 billion in the first nine months of 1995 were 23 percent above the $1.3 billion in the first nine months of 1994.

      Total revenue from continuing operations decreased $2.8 million to $125.0 million in the first nine months of 1995. Investment adviser and distribution fees decreased by $2.5 million in the first nine months of 1995 to $121.5 million from $124.0 million a year earlier. The decrease in investment adviser and distribution fees can be attributed primarily to lower average assets under management in comparison with the same period a year ago and redemptions in excess of new mutual fund sales for the nine month period. The impact of the decrease in mutual fund sales on distribution fees was partially offset by an increase in contingent deferred sales charges received on early redemptions.

      Total operating expenses decreased $0.9 million to $90.2 million in the first nine months of 1995. Compensation expense of $29.2 million was consistent with the prior year's expense of $29.7 million for the comparable period. A decrease in the average dollar value of assets in spread commission funds resulted in a decrease in the amortization of deferred sales commissions of $2.5 million. Other expenses rose $2.0 million, primarily due to the accrual of a National Association of Securities Dealers (NASD) arbitration panel award of $2.0 million in the first quarter of 1995. The Company is currently vigorously pursuing all appropriate legal steps to overturn the arbitration panel's decision.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company's two gold mining partnerships contributed losses of $1.0 million and $0.6 million during the first nine months of 1995 and 1994, respectively. These losses resulted primarily from fluctuations in the portfolio valuations of the two partnerships. After accounting for management fees, operating expenses and income taxes, the Company's gold mining and energy operations contributed losses of $0.04 and $0.11 per share for the first nine months of 1995 and 1994, respectively. The increase can be primarily attributed to the realization of previously unrealized losses for tax purposes. The realization of these losses resulted in a significant decrease in the Company's effective tax rate on income from continuing operations, from 43 percent in 1994 to 37 percent in 1995.

      Income from discontinued banking operations, net of taxes, increased by 47 percent from $1.9 million, or $0.19 per share, for the nine months ended July 31, 1994 to $2.8 million, or $0.30 per share, for the nine months ended July 31, 1995. The increase can primarily be attributed to an increase in the assets custodied and administered by IB&T. These assets totalled $86.7 billion at July 31, 1995, an increase of $16.8 billion over July 31, 1994.

      Net income from continuing operations of the Company amounted to $20.0 million in the first nine months of 1995, compared to $18.3 million in the first nine months of 1994. Earnings per share from continuing operations were $2.18 and $1.92 for the first nine months of 1995 and 1994, respectively. Net income for the first nine months of 1994 includes a gain of $1.3 million, or $0.14 per share, associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 109 effective November 1, 1993.

      Total assets, excluding discontinued banking operations, increased to $345.8 million at July 31, 1995 from $327.9 million at October 31, 1994. Cash and cash equivalents and short-term investments increased by $41.6 million to $66.3 million at July 31, 1995. Investments in affiliates increased by $6.2 million, primarily due to an increase in the Company's investment in Lloyd George Management (BVI) Limited, an independent investment management company based in Hong Kong. Deferred sales commissions decreased $36.8 million to $219.5 million at July 31, 1995. The decrease in deferred sales commissions can primarily be attributed to amortization and redemptions in excess of new sales in spread commission funds in the first nine months of 1995.

      The increase in investments in investment companies and other investments of $2.5 million can primarily be attributed to the adoption of Statement of Financial Accounting Standards (SFAS) No. 115, effective November 1, 1994 and subsequent portfolio adjustments. SFAS No. 115 requires that investment securities classified as "available-for-sale" be carried at fair value on the Company's balance sheet. The unrealized holding gains and losses for these securities are excluded from earnings and reported as a separate component of shareholders' equity, net of applicable taxes, until realized.

      LIQUIDITY AND CAPITAL RESOURCES:

      Cash and cash equivalents, excluding discontinued banking operations, increased by $30.3 million to $55.0 million at July 31, 1995.

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The Company generated $51.2 million in cash from continuing operating activities in the nine months ended July 31, 1995. The Company's primary sources of cash flows from continuing operating activities were net income from continuing operations of $20.0 million and capitalized sales charges received on early redemptions of spread-commission funds of $27.8 million. The primary use of capital was for the payment of $28.0 million in commissions associated with the sales of spread-commission mutual funds. The Company anticipates that the primary use of cash will continue to be the payment of sales commissions on sales of the Company's spread-commission funds and anticipates funding the payment of these commissions with cash flows generated from operating activities and, if necessary, with borrowings.

      Investing activities of continuing operations reduced cash and cash equivalents by $18.1 million in the first nine months of 1995. The decrease was primarily due to the purchase of $11.0 million in short term investments and the acquisition of additional shares of Lloyd George Management (BVI) Limited. The Company paid $4.5 million in cash and issued non-voting common stock valued at $2.7 million as consideration for the additional Lloyd George Management shares acquired in the third quarter.

      Financing activities of continuing operations reduced cash and cash equivalents by $3.8 million in the first nine months of 1995, primarily due to the use of $1.3 million to repurchase 50,000 shares of the Company's stock on the open market at an average price per share of $26.00 and the payment of $4.4 million in dividends to the Company's shareholders. These reductions were offset by net proceeds of $2.2 million from the issuance of new stock to employees under stock purchase and stock option plans. On August 1, 1995, a subsidiary of the Company repaid a maturing mortgage note secured by retail rental property located in Goffstown, New Hampshire. The principal and accrued interest paid were $6.2 million.

      In July 1995, the Board of Directors approved in principle the Company's plan to spinoff its interest in IB&T in a tax-free distribution to the Company's shareholders. The spinoff will result in a reduction of shareholders' equity by an amount which approximates the carrying value of IB&T at the time of the spinoff. The carrying value of IB&T was $13.3 million at July 31, 1995. Management anticipates that the spinoff will be completed by the end of the calendar year.

      In January of 1995, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's non-voting common stock. There have been no share repurchases to date under this plan. The 50,000 shares repurchased in the first quarter of 1995 were repurchased under a previously authorized plan.

      At July 31, 1995, the Company had no borrowings under its $75.0 million bank credit facility.

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

                                                     EATON VANCE CORP.
                                                       (Registrant)


      DATE: September 5, 1995                      /s/William M. Steul
                                                        (Signature)
                                                      William M. Steul
                                                  Chief Financial Officer



      DATE: September 5, 1995                       /s/John P. Rynne
                                                        (Signature)
                                                       John P. Rynne
                                                    Corporate Controller