Form 10-K
period 1995-10-31
EATON VANCE CORP
filed 1996-01-24
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1995
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

                 Maryland                                04-2718215
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)

24 Federal Street, Boston, Massachusetts                   02110
    (Address of principal executive                     (Zip Code)
                offices)

                                 (617) 482-8260
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
    Non-Voting Common Stock                       Boston Stock Exchange
  par value $0.0625 per share

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
                         -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                   Class                        Outstanding at December 31, 1995
Non-Voting Common Stock, $0.0625 par value                  9,467,493
      Common Stock, $0.0625 par value                        19,360

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1995, (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

The Company's principal business is creating, marketing and managing mutual funds and providing management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy years, tracing its history to two Boston-based investment managers:
Eaton & Howard formed in 1924 and Vance, Sanders & Company organized in 1934. As of October 31, 1995, the Company managed $16.0 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

On October 31, 1995, the Company and its wholly owned subsidiaries had 361 full-time employees. On October 31, 1994, the comparable figure was 385.

INVESTMENT MANAGEMENT ACTIVITIES

The Company conducts its investment management and counseling business through two wholly owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), each of which is a Massachusetts business trust registered with the Securities and Exchange Commission ("the Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly owned broker/dealer registered under the Exchange Act, markets and sells the Eaton Vance Funds.

As of October 31, 1995, the Company provided investment advisory and administration services to 154 Funds ("Funds") and to over 953 separately managed accounts. At that date the Funds had aggregate net assets of $14.2 billion and the Company's separately managed accounts had aggregate net assets of $1.8 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:

================================================================================
                        Fund and Separate Account Assets
                                  (in millions)

                                 At October 31,
--------------------------------------------------------------------------------
                                    1995      1994      1993      1992      1991
--------------------------------------------------------------------------------
Funds:
--------------------------------------------------------------------------------
   Money Market                  $   200   $   200   $   200   $   400   $   400
--------------------------------------------------------------------------------
   Equities                        2,400     2,300     2,200     1,600     1,600
--------------------------------------------------------------------------------
   Bank Loans                      1,400       600       800     1,100     1,700
--------------------------------------------------------------------------------
   Taxable Fixed Income            1,300     1,300     1,100     1,500     1,200
--------------------------------------------------------------------------------
   Non-Taxable Fixed Income        8,900     9,000     8,900     4,600     2,500
--------------------------------------------------------------------------------
      Total                       14,200    13,400    13,200     9,200     7,400
--------------------------------------------------------------------------------
Separately Managed Accounts        1,800     1,600     2,200     2,100     2,000
--------------------------------------------------------------------------------
      Total                      $16,000   $15,000   $15,400   $11,300   $ 9,400
================================================================================

Investment decisions for all but ten of the 154 Funds are made by portfolio managers employed by the Company and are made in accordance with each Fund's investment objectives and policies. Investment decisions for the Company's ten international equity funds are made by Lloyd George Management, an independent investment management company based in Hong Kong. The Company's portfolio management staff consists of 39 portfolio managers and analysts who have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements with each of the Funds provide for fees ranging from 45 to 95 basis points of average net assets annually for management services provided. The investment advisory agreements must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees, i.e., those unaffiliated with the management company. Amendments to the investment advisory agreements must be approved by Fund shareholders. These agreements are generally terminable upon 30 to 60 days notice without penalty.

Investment decisions for the separately managed accounts are made by twenty investment counselors employed by the Company. The investment counselors are assisted by an additional eleven financial analysts and managers with part-time counseling responsibilities. The Company's investment counselors use the same sources of information as Fund portfolio managers but tailor investment decisions to the needs of individual clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 30 to 80 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees received for the past five years ended October 31, 1995:

================================================================================
                  Investment Advisory and Administration Fees*
                                 (in thousands)

                             Year ended October 31,
--------------------------------------------------------------------------------
                                  1995      1994      1993      1992       1991
--------------------------------------------------------------------------------
Investment Advisory
  Fees - Funds                   $69,094   $68,284   $59,322   $50,776   $44,550
--------------------------------------------------------------------------------
Separately Managed Accounts        8,712     9,807     8,934     8,949     6,957
--------------------------------------------------------------------------------
Administration Fees - Funds        4,631     4,257     3,295     4,685     5,388
--------------------------------------------------------------------------------
     Total                       $82,437   $82,348   $71,551   $64,410   $56,895
================================================================================

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

In 1993, the Company introduced the Hub and Spoke(R) structure. Hub and Spoke(R) is a two-tiered arrangement in which mutual funds (Spokes) with substantially identical investment objectives pool their assets by investing in a common portfolio (Hub). Eaton Vance used Hub and Spoke(R) to introduce three distinct mutual fund families (Traditional, Marathon and Classic), with each family having its own prospectus, sales literature, product design and distribution structure (see Marketing and Distribution of Fund Shares below). The structure is intended to benefit fund shareholders through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the broker/dealer community and its clients. The Company has converted most of its Funds to a Hub and Spoke(R) structure.

In 1995, the Company converted Eaton Vance Prime Rate Reserves to the Hub and Spoke(R) structure and offered two sister spoke funds: EV Classic Senior Floating-Rate Fund, also an SEC registered closed-end fund, and EV Medallion Senior Floating-Rate Fund, a Cayman Island domiciled off-shore fund. The Company believes these were the first closed-end funds converted to the Hub and Spoke(R) structure. Sales of these funds represented the highest rate of sales by asset class in fiscal 1995.

The Company also used the Hub and Spoke(R) structure for Capital Exchange Fund, Inc., an SEC registered investment company closed to new investors. If similar funds managed by EVM adopt the structure in 1996, the diversification of assets for each fund's shareholders should increase and the expense ratio of each fund should decline.

In 1995, the Company increased its ownership interest in Lloyd George Management
(BVI) Limited (LGM), an independent investment management company based in Hong Kong. The two firms became affiliated in 1992 with the introduction of the Eaton Vance Greater China Funds, which are advised by Lloyd George Management from its headquarters in Hong Kong. The investment management capabilities of LGM, with offices in Hong Kong, London and Bombay, coupled with the introduction of the EV Medallion family of offshore funds, allows Eaton Vance both to manage and to distribute mutual funds globally.

The Company introduced two new groups of open-end funds in fiscal 1995. Eaton Vance High Yield Municipals Fund, introduced in the fourth quarter, invests primarily in below investment grade municipal obligations. The fund complements Eaton Vance's largest fund, Eaton Vance National Municipals Fund. The Eaton Vance Information Age Fund, also offered in the fourth quarter, is jointly managed by EVM and LGM and seeks long-term capital growth by investing in a global and diversified portfolio of securities of information age companies.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

Each Eaton Vance Fund (excluding those managed by LGM) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall management services to each of the Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies. The investment advisory agreements are approved by Fund shareholders and their continuance must be approved annually by the trustees of the respective Funds, including a majority of the Independent Trustees. Amendments to the investment advisory agreements must be approved by Fund shareholders.

EVM also serves as administrator or manager under an Administration Agreement or Management Contract (each an "Agreement") to certain Funds (including those managed by LGM). Under such Agreement(s) EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholders meetings and other administrative services, including furnishing office space and office facilities, equipment and personnel which may be necessary for managing and administering the business affairs of the Funds. EVM (or an affiliate) may or may not provide investment management or advisory services to these Funds. For the services provided under the Agreement(s), each Fund is required, in some cases, to pay EVM a monthly fee calculated at an annual rate not to exceed 0.25% of average daily net assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

In addition, certain of the Funds have adopted distribution plans which, subject to applicable law, provide for the reimbursement to the Company for the payment of applicable sales commissions to the retail distribution firms through the payment of an ongoing distribution fee (i.e., a 12b-1 fee). These distribution plans are implemented through a distribution agreement between EVD and the Fund. Although the specific terms of each such agreement may vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the Fund and distributes shares of the Fund through unaffiliated dealers. Pursuant to the terms of the distribution plans and agreements and the Investment Company Act, each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective Funds, including a majority of the Independent Trustees.

Each Fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of directors and officers of the fund who are employed by the Company. Under some circumstances, particularly in connection with new fund introductions and special promotions, EVM or BMR may waive a portion of its fee and pay for some expenses of the Fund.

EVM has entered into investment advisory agreements which set forth investment objectives and fee schedules with respect to each separately managed account. Pursuant to the agreements, EVM invests the assets of the accounts in accordance with the stated investment objectives. The Company's investment counselors may assist clients in formulating investment strategy.

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes the Funds through EVD. EVD sells the Funds through a retail network of national and regional dealers, including those affiliated with banks, insurance companies and financial planners. Although the firms in the Company's retail distribution network have entered into a selling agreement with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1995 and 1994 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 42% and 56%, respectively, of the Company's fund sales volume.

While a substantial majority of sales are made through national and large regional firms, in 1990 the Company embarked on a program to broaden its channels of distribution by establishing the Independent Financial Institutions sales force, a separate wholesaling force focusing on banks and financial planners. EVD currently maintains a sales force of more than 30 wholesalers and 30 sales assistants. Wholesalers and their assistants work closely with the retail distribution network to assist in selling Eaton Vance Funds.

EVD currently sells the Funds under three separate commission structures: 1) front-end load commission (Traditional); 2) spread-load commission (Marathon); and 3) level-load commission (Classic).

In the front-end load commission structure (Traditional), the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the Fund shares sold. The Fund pays a service fee to authorized firms of up to 25 basis points of average net assets.

In the spread-load commission structure (Marathon), EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four to six year period. The shareholder pays a contingent sales charge to EVD in the event shares are redeemed within a four, five or six year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD "recovers" the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The Commission has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund pays a service fee to authorized firms of up to 25 basis points of average net assets.

In the level-load commission structure (Classic), the shareholder pays no front-end commissions or contingent deferred sales charges after the first year. EVD pays a commission to the dealer at the time of sale. The Fund makes monthly distribution plan payments similar to the spread-load Funds, equal to 75 basis points of average net assets and service fees of up to 25 basis points of average net assets on an annual basis to EVD and authorized firms. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

Reference is made to Note 13 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1995 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customer that provided over 10% of the total revenue of the Company.

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

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Commission, the National Association of Securities Dealers (NASD) and other federal and state agencies. EVD is subject to the Commission's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

The Company's officers, directors and employees may from time to time own securities which are held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of certain types of transactions and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest.

FIDUCIARY AND RELATED BANKING SERVICES

Eaton & Howard, one of the Company's two predecessors, formed IB&T in 1969. IB&T was the first "non-bank bank" in the country to obtain FDIC insurance. While it has a charter with full banking powers from the Commonwealth of Massachusetts, IB&T elected not to make commercial loans. As a result of enactment of the Competitive Equality Banking Act of 1987 ("CEBA"), IB&T, as an FDIC-insured depository institution, became a "bank" for purposes of the Bank Holding Company Act of 1956 (the "BHC Act"). Pursuant to CEBA, the Company was permitted to retain its ownership of IB&T without being treated as a bank holding company for purposes of the BHC Act provided that, among other requirements IB&T limited the increase in its assets to no more than 7% during any 12-month period beginning after August 10, 1988 (this limitation does not apply to assets under custody). The Company is not considered to be a bank holding company under the BHC Act.

On November 10, 1995, the Company completed the spin-off of Investors Financial Services Corp. (IFSC), the new parent company of IB&T, in a tax-free distribution to Eaton Vance Corp. shareholders. Each shareholder of the Company received 2.799 shares of Common Stock of IFSC and .538 shares of Class A Common Stock of IFSC for each ten shares of Eaton Vance Corp. stock held at the close of business on October 30, 1995, which was the record date of the distribution. As a result of the spin-off, IB&T was released from the Federal banking law restrictions which imposed constraints on its growth.

ITEM  2.  PROPERTIES

(a) Northeast Properties, Inc., a wholly owned subsidiary of the Company, owns various investment properties including an office building located at 24 Federal Street in Boston in which the Company is the primary tenant. For information with respect to the properties, reference is made to Schedule III and Notes 5 and 7 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1995 Annual Report to Shareholders (Exhibit 13.1 hereto), which are incorporated herein by reference.

(b) The Company presently owns 100% of the capital stock of Energex Energy Corporation, which owns interests in certain oil and gas properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company was informed on January 13, 1995, that a National Association of Securities Dealers (NASD) arbitration panel had awarded a former wholesaler for the firm $0.6 million in damages and an additional $1.2 million in punitive damages in response to his claim for wrongful termination of employment. Through October 31, 1995, the Company has accrued $2.2 million, including interest, for these damages. The Company has appealed the decision to the courts and intends to pursue all legal steps to overturn the decision.

From time to time, the Company is a party to various employment-related claims, including claims of discrimination, before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more of such claims would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.0625 par value, is not traded and, as of October 31, 1995, was held by five Voting Trustees pursuant to the Voting Trust described in paragraph (a) of Item 12 hereof, which paragraph (a) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.0625 par value, is traded on the Boston Stock Exchange and in the Over-the-Counter market on the NASDAQ National Market System under the symbol EAVN. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1995, was 1,056. The additional information required to be disclosed in Item 5 is found on page 4 of the Company's 1995 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Eaton Vance Corp.", and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

================================================================================
                                Eaton Vance Corp.

                       Selected Financial Data (Unaudited)
                    (in thousands, except per share figures)

                             Year Ended October 31,
--------------------------------------------------------------------------------
                                1995       1994       1993       1992       1991
--------------------------------------------------------------------------------
Total revenue               $167,922   $171,216   $152,276   $120,711    $92,562
--------------------------------------------------------------------------------
Net income from
continuing operations         26,968     25,810     25,517     18,087     12,108
--------------------------------------------------------------------------------
Total assets                 357,586    455,506    425,547    318,199    273,713
--------------------------------------------------------------------------------
Long-term obligations         56,102     60,311     73,228     78,358     63,961
--------------------------------------------------------------------------------
Net income from
continuing operations
per common share               $2.90      $2.72      $2.88      $2.33      $1.66
--------------------------------------------------------------------------------
Cash dividends declared
per common share                0.65       0.60       0.49       0.36       0.29
================================================================================

On November 10, 1995, the Company completed the spin-off of Investors Financial Services Corp. (IFSC), the new parent company of Investors Bank & Trust Company (IB&T), in a tax-free distribution to Eaton Vance Corp. shareholders. The banking business has been treated as a discontinued operation in the Selected Financial Data furnished above for fiscal 1995. Total revenue, net income from continuing operations and net income from continuing operations per common share for fiscal years 1994, 1993, 1992 and 1991 have been restated to reflect this accounting treatment.

Net income from continuing operations and net income from continuing operations per common share for 1994 include a gain of $1.3 million, or $0.14 per share, resulting from the implemenation of Statement of Financial Accounting Standards
(SFAS) No. 109.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's primary sources of revenue are investment adviser fees and distribution fees received from the Eaton Vance funds and separately managed accounts. Such fees are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses, other than the amortization of deferred sales commissions, include employee compensation, occupancy costs, service fees and other marketing costs.

RESULTS OF OPERATIONS

YEAR ENDED OCTOBER 31, 1995 TO YEAR ENDED OCTOBER 31, 1994

Assets under management of $16.0 billion on October 31, 1995, were 7 percent higher than the $15.0 billion reported a year earlier. Market appreciation and reinvested dividends contributed to the increase in the Company's assets under management. Mutual fund sales for the year ended October 31, 1995 of $1.6 billion were 53 percent below the $3.4 billion reported in fiscal 1994. Redemptions of $2.1 billion in 1995 were 17 percent above the $1.8 billion in 1994. Net sales (gross sales minus redemptions), however, improved in every quarter in 1995.

On November 10, 1995, the Company completed the spin-off of Investors Financial Services Corp. (IFSC), the new parent company of Investors Bank & Trust Company (IB&T), in a tax-free distribution to Eaton Vance Corp. shareholders. Under the plan of distribution, the Company transferred net banking assets totaling approximately $14.0 million, including $10.1 million in cash and cash equivalents, to the newly formed bank holding company. The banking business has been treated as a discontinued operation in the accompanying consolidated statements of income and cash flows, and fiscal years 1994 and 1993 have been restated to reflect this accounting treatment.

Total  revenue  from  continuing  operations  decreased  $3.3  million to $167.9 million in 1995. Investment adviser and distribution fees decreased by $2.4 million in 1995 to $163.4 million from $165.8 million a year earlier. The decrease in investment adviser and distribution fees can be attributed primarily to lower average assets under management in comparison with the same period a year ago and to redemptions in excess of new mutual fund sales early in the year. The impact of the decrease in mutual fund sales on distribution fees was partially offset by an increase in contingent deferred sales charges received on early redemptions.

Total operating expenses decreased $2.6 million to $120.7 million in fiscal 1995. Compensation expense of $38.9 million was little changed from the prior year's expense of $39.3 million. Other expenses for fiscal 1995 include a one-time charge of $2.2 million relating to the accrual of a National Association of Securities Dealers (NASD) arbitration panel award in the first quarter of 1995. The Company is vigorously pursuing all legal steps to overturn the arbitration panel's decision. Other expenses for the comparable period a year ago included $1.4 million in development costs associated with two fund products that were not launched in 1994. A decrease in the average dollar value of assets in spread commission funds due to redemptions in excess of mutual fund sales in fiscal 1995 resulted in a decrease in the amortization of deferred sales commissions of $2.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR ENDED OCTOBER 31, 1995 TO YEAR ENDED OCTOBER 31, 1994 (CONTINUED)

The Company's two gold mining partnerships contributed losses of $1.4 million and $0.3 million during 1995 and 1994, respectively. These losses resulted primarily from fluctuations in the portfolio valuations of the two partnerships. After accounting for management fees, operating expenses and income taxes, the Company's gold mining and energy operations had no impact on total fiscal year 1995 or 1994 earnings. The realization for tax purposes of gold mining losses in fiscal 1995 resulted in a decrease in the Company's effective tax rate on income from continuing operations from 40 percent in 1994 to 38 percent in 1995.

Income from discontinued banking operations, net of taxes, increased by 26 percent from $2.7 million, or $0.28 per share, for the year ended October 31, 1994, to $3.4 million, or $0.37 per share, for the year ended October 31, 1995. Assets custodied and administered by IB&T totaled $91.1 billion at October 31, 1995, an increase of $18.7 billion over October 31, 1994.

Net income from continuing operations of the Company amounted to $27.0 million for the year ended October 31, 1995, compared to $27.1 million for the year ended October 31, 1994. Earnings per share from continuing operations were $2.90 and $2.86 for 1995 and 1994, respectively. Net income and earnings per share from continuing operations for 1994 included a gain of $1.3 million, or $0.14 per share, resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 109.

Total assets, excluding discontinued banking operations, increased 5 percent to $343.6 million at October 31, 1995 from $327.9 million at October 31, 1994. Cash and cash equivalents and short-term investments increased by $54.4 million to $79.1 million at October 31, 1995. Investments in affiliates increased by $6.1 million, primarily due to an increase in the Company's investment in Lloyd George Management (BVI) Limited, an independent investment management company based in Hong Kong. Deferred sales commissions decreased $46.8 million to $209.5 million at October 31, 1995 primarily due to amortization and redemptions in excess of new sales in spread commission funds in fiscal 1995.

In fiscal 1996 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant. Management does not believe the adoption of SFAS No. 123 will have a material impact on the consolidated financial statements.

YEAR ENDED OCTOBER 31, 1994 TO YEAR ENDED OCTOBER 31, 1993

Total revenue from continuing operations rose $18.9 million to $171.2 million from $152.3 million in 1993. This gain was due primarily to increases in investment adviser fees and distribution income, which increased $10.6 million and $8.4 million, respectively, in 1994. Both investment adviser fees and distribution income are based on the average net asset values of portfolios managed by the Company, which rose to $15.5 billion for the year ended October 31, 1994 from $13.1 billion for the year ended October 31, 1993. Fund assets under management were increased by net sales of mutual funds of $2.0 billion in 1994 and reduced, primarily, by depreciation in the market value of managed assets of $1.8 billion. Separately managed accounts, in contrast, decreased to $1.6 billion in 1994 from $2.2 billion in 1993. Most of the decrease was the result of the withdrawal of one large public retirement fund client.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR ENDED OCTOBER 31, 1994 TO YEAR ENDED OCTOBER 31, 1993 (CONTINUED)

Gross sales of mutual funds of $3.4 billion for 1994 were down 21 percent from 1993 when the Company achieved record sales of $4.3 billion. Redemptions in 1994 rose 38 percent to $1.8 billion from 1993's redemptions of $1.3 billion.

The two major components of total expenses are compensation of officers and employees and amortization of deferred sales commissions. In 1994, total expenses increased $15.2 million to $123.4 million. Compensation expense was little changed from 1993. Larger average dollar value of assets in spread commission funds increased the amortization of deferred sales commissions by $11.9 million. Other expenses rose a total of $3.7 million to $31.3 million in 1994 from $27.6 million in 1993. This increase included $1.4 million in development costs associated with two fund products that were not launched in 1994. Additionally, higher marketing and administrative costs were incurred to increase the distribution of the Company's funds.

Portfolio valuations of gold mining investment partnerships contributed net partnership losses of $0.3 million in 1994 in comparison with net partnership gains of $3.9 million in 1993.

Income from discontinued banking operations, net of taxes, increased by 46 percent from $1.8 million, or $0.21 per share, for the year ended October 31, 1993, to $2.7 million, or $0.28 per share, for the year ended October 31, 1994.

Net income from continuing operations of the Company amounted to $27.1 million for the year ended October 31, 1994, compared to $25.5 million for the year ended October 31, 1993. Earnings per share from continuing operations were $2.86 and $2.88 for the fiscal years ended October 31, 1994 and 1993, respectively. Net income and earnings per share from continuing operations for 1994 included a gain of $1.3 million, or $0.14 per share, associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 109.

During 1994 the Company's total assets increased significantly. Deferred sales commissions increased to $256.3 million from $240.0 million in 1993 as a result of sales of shares of the Company's spread commission funds. Payment of sales commissions was funded primarily by cash flows from operating activities. The difference between the book and tax accounting treatment for these commissions caused deferred income taxes to increase by $13.7 million. The increase in deferred income taxes was partially offset by the cumulative effect of the change in accounting for income taxes of $1.3 million resulting from the Company's implementation of SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents, excluding discontinued banking operations, increased by $43.0 million to $67.7 million at October 31, 1995. In addition, the Company had short-term investments of $11.5 million at October 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash provided by continuing operating activities in 1995 was $72.2 million, compared to $28.7 million in the previous year. The Company's primary sources of cash flows from continuing operating activities were net income from continuing operations of $27.0 million and capitalized sales charges received on early redemptions of spread commission funds of $36.2 million. The primary use of cash was for the payment of $39.8 million of sales commissions associated with the sale of spread commission mutual funds.

Cash used for investing in continuing operations was $19.1 million in fiscal 1995. Major uses were the purchase of $11.0 million in short term investments and an increase in the Company's investment in Lloyd George Management (BVI) Limited, an independent investment management company based in Hong Kong. The Company paid $4.8 million in cash and issued non-voting common stock valued at $2.7 million for the additional interest in Lloyd George Management in fiscal 1995.

Significant financing activities during the fiscal year were the repayment of a maturing mortgage note of $6.2 million and the payment of dividends to the Company's shareholders of $5.9 million. On November 17, 1995, a subsidiary of the Company entered into an agreement to retire an existing mortgage with a remaining unpaid balance of $4.0 million at October 31, 1995. Based on the terms of the agreement, the Company expects to realize an extraordinary gain of $1.6 million (net of income taxes of $1.1 million) in fiscal 1996.

On November 10, 1995, the Company completed the spin-off of its interest in IFSC in a tax-free distribution to the Company's shareholders. The spin-off resulted in a reduction in shareholders' equity of $14.0 million, which approximated the carrying value of IFSC at the time of the spin-off.

At October 31, 1995, the Company had no borrowings under its $75.0 million bank credit facility.

EFFECTS OF INFLATION

The major sources of revenue for the Company, i.e., adviser fees, administrative fees and distribution plan payments, are calculated as percentages of assets under management. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation. If inflation leads to increases in the price of gold or in the price of real estate, the value of the Company's investments in precious metal properties or real estate may be increased.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 20 through 42 of the Company's 1995 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of all directors and executive officers of Eaton Vance Corp. as of October 31, 1995, as well as their ages, family relationships between them, and offices with the Company held by each of them, are as follows:

                                          Family
Name                              Age   Relationship        Office

Landon T. Clay (1)(2)              69       None      Chairman of the Board of
                                                      Directors

M. Dozier Gardner (1)(2)           62       None      President, Chief Executive
                                                      Officer and Director

James B. Hawkes (1)(2)             54       None      Executive Vice President
                                                      and Director

H. Day Brigham, Jr. (1)(2)         68       None      Vice President, Director
                                                      and Chairman of Management
                                                      Committee

Benjamin A. Rowland, Jr. (1)(2)    60       None      Vice President and
                                                      Director

John G. L. Cabot                   61       None      Director

Ralph Z. Sorenson                  62       None      Director


Thomas Otis                        64       None      Vice President and
                                                      Secretary

Laurie G. Russell                  29       None      Vice President and
                                                      Internal Auditor

John P. Rynne                      53       None      Vice President and
                                                      Corporate Controller

William M. Steul (1)               53       None      Vice President and Chief
                                                      Financial Officer

(1)  Member  of  Management  Committee  established  by the  Company's  Board of
     Directors
(2)  Voting Trustee. See Item 12(a) hereof.

Eaton Vance Corp. was formed as a holding company by its subsidiary, Eaton & Howard, Vance Sanders Inc., in February, 1981. Eaton & Howard, Vance Sanders Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and reorganized as Eaton Vance Management in October, 1990) was formed at the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this paragraph, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. Mr. Clay was a Vice President from November, 1968 until October, 1971 and Chief Executive Officer from October, 1971 until October 1990; he has been a Directorsince 1970 and Chairman of the Board since 1971.. Mr. Gardner was elected President in October, 1979; he has been a Director since July, 1970 and the Chief Executive Officer since October, 1990.

Mr. Brigham has been a Director since April, 1979; from 1967 through 1973 he was Vice President and General Counsel of Eaton & Howard, Incorporated, and from 1973 until April, 1979, he was President of Eaton & Howard. Mr. Hawkes has been Executive Vice President since January, 1990, a Vice President since June, 1975, and a Director since January, 1982. Mr. Rowland has been a Vice President since April, 1969, and a Director since January, 1973. Mr. Cabot became a Director of Eaton Vance Corp. in March, 1989. Mr. Sorenson became a Director of Eaton Vance Corp. in March, 1989. Mr. Otis has been Secretary since October, 1969, a Vice President since April, 1973, and has been the Company's counsel since 1966. Ms. Russell joined Eaton Vance Corp. as a Vice President in August, 1994. Ms. Russell was most recently a Senior Accountant with Deloitte & Touche LLP. Mr. Rynne has been Corporate Controller of Eaton Vance Corp. since January, 1984. Mr. Steul joined the company in November, 1994, as Vice President and Chief Financial Officer. Mr. Steul most recently was Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation.

In general, the foregoing officers hold their positions for a period of one year or until their successors are duly chosen or elected. Mr. Clay is an officer, trustee, director or general partner of a number of investment companies of which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is Vice President and a Director of Fulcrum Management, Inc., and MinVen, Inc., both wholly owned subsidiaries of Eaton Vance Corp. Mr. Clay is also a Director of ADE Corp. (a manufacturer of non-contact measuring devices).

Mr. Gardner is an officer or trustee of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Brigham is an officer or trustee of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser, and Vice President, Secretary and Trustee of EquiFund-Wright National Fiduciary Equity Funds, The Wright Managed Equity Trust, The Wright Managed Income Trust and The Wright Managed Money Market Trust. He is also a Director of Northeast Properties, Inc.

Mr. Hawkes is an officer, trustee or director of a number of investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Rowland is a Director of Energex Energy Corporation, a wholly owned subsidiary of Eaton Vance Corp., and Northeast Properties, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

(A)   SUMMARY COMPENSATION TABLE

==================================================================================================
                                                                           Long Term
                                                                         Compensation
                                                                        ---------------
                                      Annual Compensation                   Awards
                              --------------------------------------------------------------------
                                                              Other
                                                             Annual       Securities    All Other
                                                             Compen-      Underlying     Compen-
                              Year     Salary      Bonus      sation        Options       sation
--------------------------------------------------------------------------------------------------
Name and Principal Position             ($)        ($)*        ($)            (#)          ($)
--------------------------------------------------------------------------------------------------
M. Dozier Gardner             1995    385,000     333,014      8,618              0       23,783
Chief Executive Officer
                              --------------------------------------------------------------------
                              1994    365,000     344,046      3,346              0       30,000
                              --------------------------------------------------------------------
                              1993    350,000     302,179     13,326         20,000       30,000
--------------------------------------------------------------------------------------------------
Landon T. Clay                1995    365,000     217,374      8,614              0       23,753
Chairman of the Board
                              --------------------------------------------------------------------
                              1994    350,000     273,648     15,291              0       30,000
                              --------------------------------------------------------------------
                              1993    335,000     269,500     11,939              0       30,000
--------------------------------------------------------------------------------------------------
James B. Hawkes               1995    350,000     391,460      4,488              0       23,783
Executive Vice President
                              --------------------------------------------------------------------
                              1994    330,000     550,413        723              0       30,000
                              --------------------------------------------------------------------
                              1993    315,000     500,997      6,202         75,000       30,000
--------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.      1995    255,000     181,460          0          5,000       23,255
Vice President
                              --------------------------------------------------------------------
                              1994    240,000     200,000          0          4,000       30,000
                              --------------------------------------------------------------------
                              1993    229,000     180,000          0          5,000       30,000
--------------------------------------------------------------------------------------------------
Wharton P. Whitaker           1995    220,000     277,409      8,618              0       23,871
President, EVD
                              --------------------------------------------------------------------
                              1994    198,000     411,245      3,346              0       30,000
                              --------------------------------------------------------------------
                              1993    189,000     640,654     11,939         15,000       28,838
==================================================================================================

* Bonuses include payments in lieu of option grants to Mr. Clay in 1995 of $35,520, in 1994 of $43,520 and in 1993 of $54,500.

The amounts appearing under "Other Annual Compensation" represent the 10% discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

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

(B) OPTION GRANTS IN LAST FISCAL YEAR

====================================================================================================================================
              Name                 Number of Securities     Percentage of      Exercise      Expiration       Potential Realizable
                                    Underlying Options      Total Options       Price           Date        Value at Assumed Annual
                                          Granted             Granted to      ($/Share)                       Rates of Stock Price
                                                             Employees in                                   Appreciation for Option
                                                             Fiscal Year                                              Term

                                                                                                               5%($)        10%($)
------------------------------------------------------------------------------------------------------------------------------------
M. Dozier Gardner                                 None
------------------------------------------------------------------------------------------------------------------------------------
Landon T. Clay                     None (Cash bonus in
                                      lieu of options)
------------------------------------------------------------------------------------------------------------------------------------
James B. Hawkes                                   None
------------------------------------------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.                         5,000                4%       $30.525        12/16/99        $42,167       $93,179
------------------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker                               None
====================================================================================================================================


(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

====================================================================================================================================
                                                                         Number of Securities             Value of Unexercised
              Name                        Shares       Value            Underlying Unexercised            In-the-Money Options
                                       Acquired on   Realized              Options at Fiscal              at Fiscal Year End ($)
                                         Exercise                             Year End (#)
                                                                    ----------------------------------------------------------------
                                            (#)         ($)          Exercisable      Unexercisable     Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
M. Dozier Gardner                          9,000      122,400           42,500            10,000           926,125        92,500
------------------------------------------------------------------------------------------------------------------------------------
Landon T. Clay                             6,000       79,350           19,000                 0           510,625             0
------------------------------------------------------------------------------------------------------------------------------------
James B. Hawkes                            4,000       62,000           92,644            37,500         1,571,370       346,875
------------------------------------------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.                       0            0           24,000             7,000           458,919        34,875
------------------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker                        6,000       79,500           22,500             7,500           415,625        69,375
====================================================================================================================================

(D)   COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $4,000 per quarter and $750 per meeting. During the fiscal year ended October 31, 1995, John G.L. Cabot and Ralph Z. Sorenson each received $22,000; in addition, each was granted options for 900 shares.

(E)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

M. Dozier Gardner, President of the Company, is a member of the Compensation Committee of the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

All outstanding shares of the Company's Common Stock, $0.0625 par value, (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 19, 1995), Landon T. Clay (Chairman of the Board of Directors of the Company), M. Dozier Gardner (President and a Director of the Company), Benjamin A. Rowland, Jr. (a Vice President and a Director of the Company), H. Day Brigham, Jr. (a Vice President and a Director of the Company) and James B. Hawkes (Executive Vice President and a Director of the Company). The Voting Trust (a copy of which is incorporated by reference as Exhibit 9.1 hereto) expires December 31, 1996. The Voting Trustees have unrestricted voting rights for the election of the Company's directors. At December 19, 1995, the Company had outstanding 19,360 shares of Common Stock. Inasmuch as the five Voting Trustees of said Voting Trust have unrestricted voting rights with respect to said Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule
13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there be three or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of said Voting Trustees is 24 Federal Street, Boston, Massachusetts 02110.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (CONTINUED)

The following table sets forth the beneficial owners at December 19, 1995, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 19,360 shares of the Common Stock then outstanding:

================================================================================
   Title of Class              Name                Number of Shares of      % of
                                                   Voting Common Stock     Class
                                                   Covered by Receipts
--------------------------------------------------------------------------------
Voting Common Stock     Landon T. Clay                   4,640              24%
--------------------------------------------------------------------------------
Voting Common Stock     M. Dozier Gardner                4,640              24%
--------------------------------------------------------------------------------
Voting Common Stock     James B. Hawkes                  4,640              24%
--------------------------------------------------------------------------------
Voting Common Stock     Benjamin A. Rowland, Jr.         2,920              15%
--------------------------------------------------------------------------------
Voting Common Stock     H. Day Brigham, Jr.              2,520              13%
================================================================================

Messrs. Clay, Gardner, Hawkes, Rowland and Brigham are all officers and Directors of the Company and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment by the Company of a holder of the Voting Trust Receipts, they must be offered to the Company at book value. Similar restrictions exist with respect to the Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(1) The Articles of Incorporation of Eaton Vance Corp. ("EVC") provide that EVC's Non-Voting Common Stock, $0.0625 par value, shall have no voting rights under any circumstances whatsoever. As of December 19, 1995, the officers and directors of EVC, as a group, beneficially owned 2,971,999 shares of such Non-Voting Common Stock or 30.72% of the 9,675,971 shares then outstanding. (Such figures include 227,838 shares subject to options exercisable within 60 days and is based solely upon information furnished by the officers and directors.)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(B)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

     The following table sets forth the beneficial ownership (i.e., investment power within the meaning of Rule 13d-3(a)(2) under the Securities Exchange Act of 1934) of EVC's Directors and named executive officers of such Non-Voting Common Stock as at December 19, 1995 (such investment power being sole unless otherwise indicated):

================================================================================
     Title of Class           Beneficial Owners           Amount of         % of
                                                         Beneficial        Class
                                                        Ownership (a)       (b)
--------------------------------------------------------------------------------
Non-Voting Common Stock     Landon T. Clay           1,806,877 (c)(d)(g)   19.12
--------------------------------------------------------------------------------
Non-Voting Common Stock     M. Dozier Gardner          346,736 (c)(f)       3.66
--------------------------------------------------------------------------------
Non-Voting Common Stock     James B. Hawkes            304,596 (c)(d)(f)    3.18
--------------------------------------------------------------------------------
Non-Voting Common Stock     Benjamin A. Rowland Jr.    217,904 (c)(e)       2.30
--------------------------------------------------------------------------------
Non-Voting Common Stock     H. Day Brigham, Jr.        137,900              1.46
--------------------------------------------------------------------------------
Non-Voting Common Stock     William M. Steul             8,041 (c)          0.09
--------------------------------------------------------------------------------
Non-Voting Common Stock     Wharton P. Whitaker         70,206 (c)          0.74
--------------------------------------------------------------------------------
Non-Voting Common Stock     John G. L. Cabot            21,774 (c)          0.23
--------------------------------------------------------------------------------
Non-Voting Common Stock     Ralph Z. Sorenson            8,367 (c)          0.09
================================================================================

(a)  Based solely upon information furnished by the officers and directors.

(b) Based on 9,448,133 outstanding shares plus options exercisable within 60 days of 27,990 for Mr. Gardner, 123,843 for Mr. Hawkes, 22,352 for Mr. Rowland, 6,041 for Mr. Steul, 27,184 for Mr. Whitaker, 3,358 for Mr. Cabot and 3,358 for Mr. Sorenson.

(c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each officer and director as listed in Note (b) above.

(d) Includes 4,800 shares held by Mr. Hawkes as custodian for a minor child, 635 shares held by Mr. Hawkes' daughter and 2,500 shares held by Mr. Clay's children.

(e) Includes 1,200 shares owned by Mr. Rowland's spouse as to which Mr. Rowland disclaims beneficial ownership.

(f) Includes 37,609 shares owned by Mr. Gardner's spouse, and 10,300 shares owned by Mr. Hawkes' spouse.

(g) Includes 1,045 shares held in the trust of Profit Sharing Retirement Plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay. Also includes 6,355 shares held in trust of Profit Sharing Retirement Plan for employees of LTC Corp., wholly owned by Mr. Clay.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(B) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(2) As of October 31, 1995, certain directors and officers of EVC held various partnership interests in VenturesTrident, L.P., VenturesTrident II, L.P., Fulcrum Management Partners, L.P. and Fulcrum Management Partners II, L.P. (limited partnerships described in Item 13(a) below), each of which may be deemed to be an "affiliate" of MinVen, Inc. (see Item 13 below) and EVC as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934. These partnership interests are described in Item 13(a) below, which description is incorporated in this Item by reference.

(3) Landon T. Clay (a director and officer of EVC) owned 15 shares of common stock of Investors Bank & Trust Company (a 77.3% owned subsidiary spun off by the Company on November 10, 1995) as at October 31, 1995. As at such date Messrs. Brigham, Hawkes, and Rowland (directors and officers of EVC) each owned qualifying shares (10 shares) of common stock of Investors Bank & Trust Company. All officers and directors of the Company, as a group, beneficially owned in the aggregate 45 shares of such common stock prior to the spin-off (or 0.45% of the outstanding common stock of Investors Bank & Trust Company). After the spin-off and accompanying public offering and sale of shares of Investors Financial Services Corp. ("IFSC"), the newly formed holding company for IB&T, Mr. Clay owned shares of IFSC representing 12.81% of the voting power.

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

The general partner of VenturesTrident is Fulcrum Management Partners, L.P. ("Fulcrum Partners"), a Delaware Limited Partnership of which Landon T. Clay (the Company's Chairman of the Board and principal stockholder) and MinVen Inc. ("MinVen") are the general partners. MinVen owns a 79.24% interest in Fulcrum Partners, and Mr. Clay owns a 16.09% interest therein. The Company, by reason of MinVen's 79.24% interest in Fulcrum Partners, indirectly owns an additional 15.85% interest in VenturesTrident.

Mr. Clay and entities controlled by Mr. Clay, other than the Company, have acquired limited partnership interests in VenturesTrident for cash investments aggregating $5,550,000. Mr. Clay and such entities, solely through their ownership of such limited partnership interests, in the aggregate currently own a 13.48% interest in VenturesTrident; Mr. Clay, by reason of his 16.093% interest in Fulcrum Partners, indirectly owns an additional 3.219% interest in VenturesTrident. Mr. Clay's wife, Lavinia D. Clay, acquired a limited partnership interest in VenturesTrident for an investment of $100,000; she currently owns a 0.24% interest in VenturesTrident. Certain institutions and other investors have also acquired limited partnership interests in VenturesTrident.

Two other directors of the Company, M. Dozier Gardner and Benjamin A. Rowland, Jr., have acquired limited partnership interests in VenturesTrident; each of such investments amounts to $50,000, and each such director owns a 0.12% interest in VenturesTrident. Mr. Clay and the other directors of the Company, by reason of their positions with and ownership of stock of the Company, have an indirect interest in the aggregate 27.988% interest in VenturesTrident directly and indirectly owned by the Company.

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

In accordance with the VenturesTrident Limited Partnership Agreement, as amended, the Fulcrum Partners terminated the Partnership effective December 31, 1995. The Partnership Agreement makes provision for Fulcrum Partners to act as liquidator to wind up the affairs of the Partnership in an orderly manner. The termination and liquidation of VenturesTrident are discussed in VentureTrident's letter of December 15, 1995 to its limited partners attached hereto as Exhibit
99.1 and incorporated herein by reference. VenturesTrident, after paying or providing for its liabilities and obligations, will allocate and distribute its remaining assets among its partners, to the best extent feasible, in cash in proportion to the capital accounts of its partners (and, if a distribution in kind is necessary, after allocating any gain or loss deemed to have been realized in connection with such a distribution in the manner provided in the Limited Partnership Agreement). The Company as limited partner, Mr. and Mrs. Clay and the other two directors of the Company who own limited partnership interests, and Fulcrum Partners as general partner, will receive their pro rata portion of the remaining assets of VenturesTrident in accordance with the provisions of the Limited Partnership Agreement.

On November 4, 1987, the Company became a limited partner in VenturesTrident II, L.P. ("VenturesTrident II"), a Delaware Limited Partnership formed to invest in equity securities of public and private mining ventures, principally in precious metals. As a limited partner, the Company has invested $3,000,000 in cash in VenturesTrident II. The investment by the Company was made entirely from internally generated funds. The Company, through its ownership of such limited partnership interest, currently owns a 3.042% interest in VenturesTrident II.

In addition to the above, MinVen, a wholly owned subsidiary of the Company, has acquired a general partnership interest in the general partner of VenturesTrident II. This acquisition required MinVen to pay $748,235 to such general partner.

The general partner of VenturesTrident II is Fulcrum Management Partners II, L.P. ("Fulcrum Partners II"), a Delaware Limited Partnership of which Landon T. Clay (the Company's Chairman of the Board and principal stockholder) and MinVen are the general partners. MinVen owns a 82.13% interest in Fulcrum Partners II, and Mr. Clay owns a 3.87% interest therein. The Company, by reason of MinVen's 82.13% interest in Fulcrum Partners II, indirectly owns an additional 16.43% interest in VenturesTrident II. VenturesTrident II has entered into a service agreement with Fulcrum Management, Inc. ("Fulcrum Management"), a wholly-owned subsidiary of the Company, whereby Fulcrum Management will provide management and administration services to VenturesTrident II for a quarterly fee equal to
 .675% of VenturesTrident II's aggregate committed capital. Fulcrum Management has entered into a separate agreement with Castle Group, Inc., a Colorado
corporation,   pursuant  to  which  Castle  will   provide   such   services  to
VenturesTrident II.

Mr. Clay and entities controlled by Mr. Clay, other than the Company, acquired limited partnership interests in VenturesTrident II for cash investments aggregating $2,650,000. Mr. Clay and such entities, solely through their ownership of such limited partnership interests, in the aggregate currently own a 2.69% interest in VenturesTrident II; Mr. Clay, by reason of his 3.87% interest in Fulcrum Partners II, indirectly owns an additional .77% interest in VenturesTrident II. Investors Bank & Trust Company, as custodian for the benefit of Thomas M. Clay and Richard T. Clay (both of whom are minor children of Landon
T. Clay), acquired limited partnership interests in VenturesTrident II for investments of $100,000 for each such child; each such child currently owns a
 .10% interest in VenturesTrident II. Certain institutions and other investors have also acquired limited partnership interests in VenturesTrident II.

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

(B)  CERTAIN BUSINESS RELATIONSHIPS

Landon T. Clay, M. Dozier Gardner, James B. Hawkes and H. Day Brigham, Jr., each of whom is a director and executive officer of the Company, are officers and directors, trustees or general partners of various investment companies for which the Company's wholly owned subsidiary, Eaton Vance Management or Boston Management and Research, serves as investment adviser, for which Eaton Vance Distributors, Inc. (a wholly-owned subsidiary of Eaton Vance Management) acts as principal underwriter, and for which Investors Bank & Trust Company (a 77.3% owned subsidiary spun off by the Company on November 10, 1995) serves as custodian; such investment companies make substantial payments to Eaton Vance Management or Boston Management and Research for advisory and management services, substantial payments to Eaton Vance Distributors, Inc. under their distribution plans, and substantial payments to Investors Bank & Trust Company for custodial services.

(C)  INDEBTEDNESS OF MANAGEMENT

In 1995, the Company increased to $10,000,000 the amount of money in the Executive Loan Program which is available for loans to certain key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $3,313,000 at October 31, 1995.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1994, in an aggregate amount in excess of $60,000:

================================================================================
                         Largest Amount of        Loans        Rate of Interest
                         Loans Outstanding     Outstanding     Charged on Loans
                           Since 11/1/94          as of         as of 12/31/95
                                                12/31/95
--------------------------------------------------------------------------------
Landon T. Clay               $176,940           $154,805        8.06%-8.58% (1)
--------------------------------------------------------------------------------
M. Dozier Gardner             634,682            575,809        6.22%-8.06% (2)
--------------------------------------------------------------------------------
James B. Hawkes               525,149            490,982        5.31%-8.58% (3)
--------------------------------------------------------------------------------
H. Day Brigham, Jr.           364,295            332,300        5.31%-8.06% (4)
--------------------------------------------------------------------------------
Wharton P. Whitaker           127,749             43,749              6.57% (5)
--------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.       92,500             42,500              5.31% (6)
--------------------------------------------------------------------------------
John P. Rynne                  83,250             83,250        5.74%-8.28% (7)
================================================================================

(1) 8.06% interest payable on $87,965 principal amount of loan, and 8.58% interest payable on $66,840 principal amount.

(2) 6.22% interest payable on $99,000 principal amount of loan, 7.55% interest payable on $138,600 principal amount, 8.06% interest payable on $87,965 principal amount, and 6.36% interest payable on $250,244 principal amount.

(3) 5.31% interest payable on $156,888 principal amount, 5.74% interest payable on $63,102 principal amount, 6.11% interest payable on $110,000 principal amount, 7.61% interest payable on $38,500 principal amount, 8.06% interest payable on $79,968 principal amount and 8.58% interest payable on $42,525 principal amount.

(4) 5.31% interest payable on $177,100 principal amount of loan, 6.11% interest payable on $88,000 principal amount, and 8.06% interest payable on $67,200 principal amount.

(5)  6.57% interest payable on $43,749 principal amount.

(6)  5.31% interest payable on $42,500 principal amount of loan.

(7) 5.74% interest payable on $15,000 principal amount of loan, 7.32% interest payable on $42,000 principal amount of loan and 8.28% interest payable on $26,250 principal amount of loan.

(D)  TRANSACTIONS WITH PROMOTERS

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) (1) The following financial statements of Eaton Vance Corp. and the independent auditors' report relating thereto, are incorporated herein by reference into Item 8 hereto:

                                                                        Separate
                                                                        Document
Eaton Vance Corp. 1995 Annual Report to Shareholders                 Page Number

    Independent Auditors' Report                                              42

    Consolidated Balance Sheets as of October 31, 1995 and 1994            20-21

    Consolidated Statements of Income for each of the three
    years in the period ended October 31, 1995                                22

    Consolidated Statements of Cash Flows for each of the three
    years in the period ended October 31, 1995                                23

    Consolidated Statements of Shareholders' Equity for each of
    the three years in the period ended October 31, 1995                   24-25

    Notes to Consolidated Financial Statements                             26-41

The following auditors' report relating to the consolidated financial statement schedules of Eaton Vance Corp. is filed herewith and included in Item 14(a)(1):

    Independent Auditors' Report                                              26

(A)(2)  The following financial statement schedules are included herein:

    Schedule Number               Description                        Page Number

          II          Valuation and Qualifying Accounts                       27

         III          Real Estate and Accumulated Depreciation             28-30

          IV          Mortgage Notes Receivable on Real Estate             31-32

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1995 and 1994, and for each of the three years in the period ended October 31, 1995, and have issued our report thereon dated November 21, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 21, 1995

EATON VANCE CORP.
VALUATION AND QUALIFYING ACCOUNTS                                    Schedule II

Years ended October 31, 1995, 1994 and 1993

=======================================================================================================
                                                             Additions
                                           Balance at       Charged to
                                            Beginning        Costs and                      Balance at
                   Description               of Year         Expenses       Deductions      End of Year
-------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
assets to which they apply:

   Allowance for doubtful accounts on
   notes receivable and receivables from
   affiliates:
-------------------------------------------------------------------------------------------------------
   Year ended October 31:
-------------------------------------------------------------------------------------------------------
          1995                               $800,000         $400,000            --        $1,200,000
-------------------------------------------------------------------------------------------------------
          1994                               $800,000             --              --        $  800,000
-------------------------------------------------------------------------------------------------------
          1993                                   --           $800,000            --        $  800,000
=======================================================================================================

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION                            Schedule III

October 31, 1995

====================================================================================================================================
                                                                                                         Costs Capitalized
                                                                     Initial Cost                    Subsequent to Acquisition
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Carrying
    Description                    Encumbrances               Land              Buildings         Improvements             Costs
------------------------------------------------------------------------------------------------------------------------------------
Income producing:
------------------------------------------------------------------------------------------------------------------------------------
  Shopping center-
   Goffstown, NH                   $        --             $  244,532          $ 1,373,276         $ 5,732,015            $    --
------------------------------------------------------------------------------------------------------------------------------------
  Shopping mall and
    office building-
    Troy, NY                         2,704,890                834,100            4,033,921           1,796,161                 --
------------------------------------------------------------------------------------------------------------------------------------
  Office Buildings:
    Boston, MA                       3,961,484                495,000            4,447,898             564,500                 --
    Boston, MA                              --                280,800            4,009,836           1,509,438                 --
------------------------------------------------------------------------------------------------------------------------------------
  Warehouses:
    Colonie, NY                      2,229,801                137,966            1,596,385             606,947                 --
    Springfield, MA                  1,394,648                145,833            1,967,684             193,338                 --
------------------------------------------------------------------------------------------------------------------------------------
         Total                      10,290,823              2,138,231           17,429,000          10,402,399                 --
------------------------------------------------------------------------------------------------------------------------------------
Commercial land:
  Bedford, NH                               --                137,773                   --                  --             74,423
  Boston, MA                                --                 78,203                   --                  --                 --
------------------------------------------------------------------------------------------------------------------------------------
Residential land-
  Canton, OH                                --                 28,004                   --                  --                 --
------------------------------------------------------------------------------------------------------------------------------------
         Total                              --                243,980                   --                  --             74,423
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                              $10,290,823             $2,382,211          $17,429,000         $10,402,399            $74,423
====================================================================================================================================

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)                Schedule III

October 31, 1995

====================================================================================================================================
                                     Gross Carrying Amount
                                      October 31, 1995 (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Accumulated           Date of          Date        Depreciable
    Description                     Land           Buildings         Depreciation       Construction      Acquired          Life
------------------------------------------------------------------------------------------------------------------------------------
Income producing:
------------------------------------------------------------------------------------------------------------------------------------
  Shopping center-
    Goffstown, NH                $  244,532       $ 7,105,291         $1,780,089            1973          10/17/83         30 yrs.
------------------------------------------------------------------------------------------------------------------------------------
  Shopping mall and
    office building-
    Troy, NY                        834,100         5,830,082          1,393,350            1978          05/01/87       31.5 yrs.
------------------------------------------------------------------------------------------------------------------------------------
  Office buildings:
    Boston, MA                      495,000         5,012,398          1,641,445            1888          08/15/85         30 yrs.
    Boston, MA                      280,800         5,519,274          2,202,457            1920          10/31/90         20 yrs.
------------------------------------------------------------------------------------------------------------------------------------
  Warehouses:
    Colonie, NY                     137,966         2,203,332            658,930            1964          11/13/84         30 yrs.
    Springfield, MA                 145,833         2,161,022            748,218            1974          11/02/84         30 yrs.
------------------------------------------------------------------------------------------------------------------------------------
         Total                    2,138,231        27,831,399          8,424,489
------------------------------------------------------------------------------------------------------------------------------------
Commercial land:
  Bedford, NH                       212,196                --                 --             N/A          05/13/85             N/A
  Boston, MA                         78,203                --                 --             N/A          01/08/88             N/A
------------------------------------------------------------------------------------------------------------------------------------
Residential land-
  Canton, OH                         28,004                --                 --             N/A          10/17/83             N/A
------------------------------------------------------------------------------------------------------------------------------------
         Total                      318,403                --                 --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                            $2,456,634       $27,831,399         $8,424,489
====================================================================================================================================

(1) The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)                Schedule III

================================================================================
                                                     October 31,
                                    --------------------------------------------
                                          1995          1994           1993
--------------------------------------------------------------------------------
LAND AND BUILDINGS
--------------------------------------------------------------------------------
Gross carrying amount:
--------------------------------------------------------------------------------
  Balance, beginning of year          $29,812,704    $29,447,609    $28,949,047
--------------------------------------------------------------------------------
  Additions - improvements, etc.          475,329        365,095        528,562
--------------------------------------------------------------------------------
Balance, end of year                  $30,288,033    $29,812,704    $29,477,609
--------------------------------------------------------------------------------
Accumulated depreciation:
--------------------------------------------------------------------------------
  Balance, beginning of year          $ 7,510,277    $ 6,594,381    $ 5,691,142
--------------------------------------------------------------------------------
  Additions - depreciation                914,212        915,896        903,239
--------------------------------------------------------------------------------
Balance, end of year                  $ 8,424,489    $ 7,510,277    $ 6,594,381
================================================================================

EATON VANCE CORP.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE                             Schedule IV

October 31, 1995

====================================================================================================================================
                                                                                                                          Principal
                                                                                                                          Amount of
                                                                                                                            Loans
                                                                                          Original        Carrying       Subject to
                            Number                   Final        Periodic                  Face          Amount of      Delinquent
                               of      Interest     Maturity       Payment     Prior      Amount of       Mortgages       Principal
     Description             Notes       Rate        Dates          Terms      Liens      Mortgages        (B) (C)       or Interest
------------------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGE NOTES:
------------------------------------------------------------------------------------------------------------------------------------
Residential
permanent notes:
------------------------------------------------------------------------------------------------------------------------------------
  FHA - Original
  note amounts                  8         5.25%         2000         (A)        None       $133,500       $  31,226          $ --
  under $30,000
------------------------------------------------------------------------------------------------------------------------------------
  Conventional -
  Original note
  amounts under                 2       8-9.75%    1997-2005         (A)        None        259,600         246,704
  $225,000                                                                                                                     --
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                          10                                                          $393,100        $277,930          $ --
====================================================================================================================================

NOTES:

(A) Periodic payment terms -

FHA Notes -              Interest  and  principal  payments are made at variable
                         amounts over life to maturity, no prepayment penalty.

Conventional Notes -     $225,000  note with  interest  payable at level amounts
                         over life to maturity. Balloon payment of $224,000 due in 1997, no prepayment penalty.

                         $34,600 note with interest and principal payments made at level amounts, no prepayment penalty.

EATON VANCE CORP.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE (Continued)                 Schedule IV

October 31, 1995

(B)  Reconciliation of the Carrying Amount of Mortgage Loans -

================================================================================
                                       1995             1994            1993
--------------------------------------------------------------------------------
Balance, beginning of year           $301,411         $330,654        $360,906
--------------------------------------------------------------------------------
  Collections of principal            (23,481)         (29,243)        (30,252)
--------------------------------------------------------------------------------
Balance, end of year                 $277,930         $301,411        $330,654
================================================================================

(C) The aggregate cost for federal income tax purposes is equal to the carrying amount of the mortgages.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EATON VANCE CORP.

                                       By  ____________________________
                                              M. Dozier Gardner
                                              President, Director and Principal
                                              Executive Officer

                                       Date __________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

          Signature                                   Title                            Date
          ---------                                   -----                            ----
      /s/ Landon T. Clay                      Chairman and Director               January 26, 1996
      Landon T. Clay

      /s/ M. Dozier Gardner                   President, Director and             January 26, 1996
     M. Dozier Gardner                        Principal Executive Officer

      /s/ William M. Steul                    Chief Financial Officer             January 26, 1996
      William M. Steul

      /s/ John P. Rynne                       Corporate Controller                January 26, 1996
     John P. Rynne

      /s/ James B. Hawkes                     Director                            January 26, 1996
     James B. Hawkes

      /s/ H. Day Brigham, Jr.                 Director                            January 26, 1996
     H. Day Brigham, Jr.

      /s/ Benjamin A. Rowland, Jr.            Director                            January 26, 1996
     Benjamin A. Rowland, Jr.

      /s/ John G.L. Cabot                     Director                            January 26, 1996
     John G.L. Cabot

      /s/ Ralph Z. Sorenson                   Director                            January 26, 1996
     Ralph Z. Sorenson

                                                                EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

  Exhibit No.     Description

     3.1 The Company's Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company's registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

     3.2 The Company's By-Laws are filed as Exhibit 3.2 to the Company's registration statement of Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C.
                  File No. 1-8100) and are incorporated herein by reference.

     3.3 Copy of the Company's Articles of Amendment effective at the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

     3.4 Copy of the Company's Articles of Amendment effective at the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

  Exhibit No.     Description

     9.1 Copy of the Voting Trust Agreement made as of December 22, 1993 is filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1993, (SEC File No. 1-8100) and is incorporated herein by reference.

    10.1 Description of Performance Bonus Arrangement for Members of Investment Division of Eaton Vance Management is filed herewith.

    10.2 Description of Incentive Bonus Arrangement for Marketing Personnel of Eaton Vance Distributors, Inc. is filed herewith.

    10.3 Copy of 1984 Executive Loan Program relating to financing or refinancing the exercise of options, the purchase of stock, the tax obligations associated with such exercise or purchase and similar undertakings by key directors, officers, and employees adopted by the Company's Directors on October 19, 1984, has been filed as Exhibit 10.8 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1984, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

    10.4 Copy of 1988 Profit Improvement Bonus Plan of Eaton Vance Management, Inc. has been filed as Exhibit 10.9 of the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1987 (S.E.C. File No 1-8100) and is incorporated herein by reference.

  Exhibit No.     Description

    10.5 Description of 1990 Performance and Retention of Officers Pool (bonus plan to reward key officers of Eaton Vance Management and Eaton Vance Distributors, Inc.) of Eaton Vance Corp. has been filed herewith.

    10.6 Copy of 1992 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as
                  Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 S.E.C. File No. 1-8100), and is incorporated herein by reference.

    10.7 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

    10.8 Copy of 1992 Incentive Plan - Stock Alternative as adopted by the Eaton Vance Corp. Board of Directors on July 17, 1992 has been filed as Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

    10.9 Copy of 1995 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 12, 1995, is filed herewith.

    10.10 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on October 12, 1995, is filed herewith.

    10.11 Copy of 1995 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company's Directors on October 12, 1995, is filed herewith.

Exhibit No.     Description                                          Page Number

 11.1 Statement of Computation of average number of Shares outstanding (filed herewith).

 13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1995 (furnished herewith--such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

 21.1       List of the Company's Subsidiaries as of October 31, 1995
            (filed herewith).

 23.1       Independent Auditors' Consent (filed herewith)

 27.1       Financial Data Schedule as of October 31, 1995 (filed herewith
            - electronic filing only).

 99.1 VenturesTrident letter of December 15, 1995 to its limited partners is filed herewith.

 99.2       List of Eaton Vance Corp. Open Registration Statements
            (filed herewith).