Form 10-Q
period 1996-01-31
EATON VANCE CORP
filed 1996-03-06
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


        For the period ended January 31, 1996      Commission File No. 1-8100


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

      YES  X        NO

         Shares outstanding as of January 31, 1996:
          Voting common stock - 19,360 shares
          Non-Voting common stock - 9,410,386 shares














                                  Page 1 of 18 pages

















































































                                        PART I


                                FINANCIAL INFORMATION

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)

    ASSETS                                               January 31, October 31,
                                                            1996        1995
                                                             (in thousands)

    CURRENT ASSETS:
    Cash and equivalents                                  $ 72,097    $ 67,650

    Short-term investments                                  11,637      11,471

    Receivable for investment company shares sold            1,311       1,156
    Investment adviser fees and other receivables            2,955       3,342

    Prepaid income taxes                                     3,532         658

    Net assets of discontinued operations                      -        13,961
    Other current assets                                     1,176         364

     Total current assets                                   92,708      98,602

    OTHER ASSETS:

    Investments:
     Real estate                                            21,412      21,606

     Investment in affiliates                               11,508      10,113

     Investment companies                                    8,745       7,542
     Other investments                                       5,134       2,338

    Notes receivable and receivables from affiliates         1,142       3,458

    Deferred sales commissions                             202,817     209,542
    Equipment and leasehold improvements, net                3,022       2,855

    Goodwill (accumulated amortization $2,547 and
     $2,422, respectively)                                   1,404       1,530

     Total other assets                                    255,184     258,984
      Total assets                                        $347,892    $357,586


                    See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Consolidated Balance Sheets (unaudited) (continued)


    LIABILITIES AND                                     January 31,  October 31,
    SHAREHOLDERS'                                          1996         1995
    EQUITY                                  (in thousands, except share figures)

    CURRENT LIABILITIES:
    Payable for investment company shares purchased     $  1,326     $  1,179

    Accrued compensation                                   3,227        9,341

    Accounts payable and accrued expenses                  8,898        7,482
    Accrued income taxes                                     -            184

    Dividend payable                                       1,606        1,590

    Current portion of mortgage notes payable              4,195        4,189
    Other current liabilities                                770          762

     Total current liabilities                            20,022       24,727

    OTHER LIABILITIES:

    6.22% Senior Note                                     50,000       50,000
    Mortgage notes payable                                 6,039        6,102

     Total other liabilities                              56,039       56,102

    Deferred income taxes                                 82,340       82,237
    Commitments and contingencies                            -            -

    SHAREHOLDERS' EQUITY:

    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares          1            1
    Non-voting common stock, par value $.0625 per
     share-Authorized, 11,920,000 shares, Issued
     9,410,386 and 9,315,712 shares, respectively            588          582

    Additional paid-in capital                            39,857       53,753

    Unrealized gain on investments                         2,075        1,186
    Notes receivable from stock option exercises          (3,533)      (3,313)

    Retained earnings                                    150,503      142,311

     Total shareholders' equity                          189,491      194,520
      Total liabilities and shareholders' equity        $347,892     $357,586


                    See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Consolidated Statements of Income (unaudited)


                                                           Three Months Ended
                                                               January 31,
                                                           1996          1995
                                        (in thousands, except per share figures)

    REVENUE:
    Investment adviser and administration fees           $23,701      $20,617

    Distribution income                                   19,430       19,753

    Income from real estate activities                       901          912
    Other income                                             466          256

     Total revenue                                        44,498       41,538

    EXPENSES:
    Compensation of officers and employees                10,472        9,714

    Amortization of deferred sales commissions            12,637       11,683

    Other expenses                                         7,761        8,578

     Total expenses                                       30,870       29,975
    Operating income                                      13,628       11,563

    OTHER INCOME (EXPENSE):

    Interest income                                          971          427
    Gain on sale of investment                               575          -

    Equity in net income (loss) of affiliates              1,667       (1,000)

    Interest expense                                        (941)      (1,223)
    Income from continuing operations before income
    taxes                                                 15,900        9,767

    Income taxes                                           6,102        4,163

    Income from continuing operations                      9,798        5,604
    Income from discontinued operations, net of income
    taxes                                                    -            799

    NET INCOME                                           $ 9,798      $ 6,403

    Earnings per share from continuing operations        $  1.04      $  0.61
    Earnings per share from discontinued operations,
    net of income taxes                                       -          0.09

    Earnings per share                                   $  1.04      $  0.70

    Dividends declared, per share                        $  0.17      $  0.16
    Average common shares outstanding                      9,417        9,132


                    See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Consolidated Statements of Cash Flows (unaudited)


                                                            Three Months Ended
                                                                January 31,
                                                             1996         1995
                                                              (in thousands)

    Cash and equivalents (including IB&T for 1995),
     beginning of period                                    $67,650     $34,025
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income from continuing operations                     9,798       5,604

    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in net (income) loss of affiliates               (1,667)      1,000

     Deferred income taxes                                      (67)      2,524

     Amortization of deferred sales commissions              12,637      11,683
     Depreciation and other amortization                        586         542

     Payment of sales commissions                           (14,545)     (7,123)

     Capitalized sales charges received                       8,589      11,294
     Gain on sale of investment                                (575)        -

     Change in prepaid income taxes                          (2,874)        -

     Changes in other assets and liabilities                 (4,810)     (3,641)
     Cash used for discontinued operations                      -        (7,747)

     Net cash provided by operating activities                7,072      14,136

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate, equipment and
     leasehold improvements                                    (375)       (370)

    Net increase in notes and receivables from affiliates      (350)       (685)

    Net increase in investment companies and
     other investments                                         (658)       (604)
    Proceeds from sale of investments                        11,796         -

    Purchase of short-term investment                       (11,575)        -

     Net cash used for investing activities                  (1,162)     (1,659)

                      See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Statements of Cash Flows (unaudited) (continued)


                                                            Three Months Ended
                                                                 January 31,
                                                            1996          1995
                                                              (in thousands)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                   (57)        (87)

    Proceeds from issuance of non-voting common stock         1,544       1,691

    Dividends paid                                           (1,590)     (1,464)
    Repurchase of non-voting common stock                    (1,360)     (1,305)

     Net cash used for financing activities                  (1,463)     (1,165)

     Net increase in cash and equivalents                     4,447      11,312
    Cash and equivalents (including IB&T for 1995),
     end of period                                          $72,097     $45,337

    NON-CASH INVESTING ACTIVITIES:

    Fair value of shares received in exchange for note
     receivable from affiliate                              $ 1,774     $   -

    Fair value of shares distributed from gold mining
     partnership                                                271         -
    Total non-cash investing activities                     $ 2,045     $   -

    SUPPLEMENTAL INFORMATION:

    Interest paid                                           $   162     $   444
    Income taxes paid                                       $ 9,302     $ 7,365

                     See notes to consolidated financial statements

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) January 31,
      1996

      (1) Investment in Affiliates

      Investment in affiliates includes an $8.5 million investment in Lloyd George Management (BVI) Limited (LGM) at January 31, 1996 and October 31, 1995, and a $3.0 million and $1.6 million investment in gold mining partnerships at January 31, 1996 and October 31, 1995, respectively.

      The Company has a 24 percent investment in LGM, an independent investment management company based in Hong Kong. LGM currently manages a series of emerging market mutual funds sponsored by the company. At January 31, 1996 the excess of the Company's investment over its equity in the underlying net assets of LGM was approximately $7.4 million, which is being amortized over a twenty-year period.

      The Company's investment in affiliates also includes an 82 percent general partnership interest in Fulcrum Management Partners II, L.P. (FMPII) and a 3 percent limited partnership interest in VenturesTrident II, L.P. (VTII). FMPII, a Delaware limited partnership of which a principal officer of the Company is the other general partner, is a 20 percent general partner of VTII, also a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures.

      In accordance with the VenturesTrident, L.P. (VT) Limited Partnership Agreement, as amended, the General Partner terminated the partnership effective December 31, 1995. On December 29, 1995 VT distributed 662,000 shares of Dakota Mining Corporation with a value of $0.9 million and 769,000 shares of Gold Queen Mining Company Limited with a value of $0.8 million to its partners. The Company's share of this distribution was 100,300 shares of Dakota Mining with a value of $151,000 and 116,600 shares of Golden Queen with a value of $120,000.


      (2) Discontinued operations

      On November 10, 1995 the Company completed the spinoff of its banking operations in a tax-free distribution to its shareholders of shares of a newly created holding company for Investors Bank & Trust Company (IB&T) named Investors Financial Services Corp. (IFSC). Under the plan of distribution, the Company transferred to IFSC approximately $14.0 million of net banking assets, including $10.1 million in cash. Each shareholder of the Company received 2.799 shares of Common Stock of IFSC and .538 shares of Class A Stock of IFSC for each ten shares of Eaton Vance Corp. stock held at the close of business on October 30, 1995, which was the record date of the distribution. Revenue applicable to discontinued operations was $13.6 million for the three months ended January 31, 1995. Income taxes applicable to discontinued operations were $0.6 million for the same period.

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS  (unaudited) January  31,
      1996

      (3)  Non-Voting Common Stock Options

      Options to subscribe to shares of non-voting common stock are summarized as follows:


                                        Shares Under Option  Option Price Range

    Balance, October 31, 1994                 732,748         $ 8.75  - 34.00
      Exercised                              (174,327)          8.75  - 15.75

      Granted                                 133,300          27.75  - 30.53

      Cancelled/Expired                       (22,000)          8.75  - 34.00
    Balance, October 31, 1995                 669,721           8.75  - 34.00

      Adjustment for spinoff of IB&T          139,408

    Adjusted balance                          809,129         $ 7.24  - 28.14
      Exercised                              (121,567)          7.24  - 22.97

      Granted                                 143,770          28.25  - 31.08

      Cancelled/Expired                       (32,855)         26.66  - 28.25

    Balance, January 31, 1996                 798,477         $13.04  - 31.08

      At January 31, 1996, options for 522,444 shares were exercisable. Options for 276,033 additional shares will become exercisable over the next four years. As a result of the spinoff of IFSC, all outstanding options to subscribe to shares of the Company's non-voting common stock at November 10, 1995 were adjusted to reflect the decreased value of the stock. This adjustment resulted in additional options for 139,408 shares of the Company's non-voting common stock and a decrease in the option price range to $7.24 - $28.14.

      (4)  Net Capital Requirements

      Two subsidiaries of the Company are subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires such subsidiaries to maintain a certain minimum level of net capital (as defined). For purposes of this rule, the subsidiaries had net capital of $55,500,000 and $175,000, respectively, which exceeded their respective net capital requirements of $310,000 and $5,000 at January 31, 1996.

      NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS  (unaudited) January  31,
      1996

      (5)  Equipment and Leasehold Improvements

      Equipment and leasehold improvements at January 31, 1996 and October 31, 1995 follow:


                                                      January 31,   October 31,
                                                         1996          1995
                                                      (all figures in thousands)

    At Cost:
    Furniture and equipment                             $ 6,921       $ 6,723

    Leasehold improvements                                  481           323

      Total                                               7,402         7,046
    Less accumulated depreciation                         4,380         4,191

      Net book value                                    $ 3,022       $ 2,855

      (6)  Real Estate Investments

      Real estate investments held at January 31, 1996 and October 31, 1995 follow:


                                                      January 31,   October 31,
                                                         1996          1995
                                                     (all figures in thousands)

    Buildings                                           $27,898      $27,831
    Land                                                  2,444        2,457

      Total                                              30,342       30,288

    Less: Accumulated depreciation                        8,652        8,424
      Net book value                                     21,690       21,864

    Share of accumulated losses in excess of
     partnership interest                                  (278)        (258)

      Total                                             $21,412      $21,606

      (7)  Investment Securities

      The  Company  accounts  for  investment  securities  in  accordance  with
      Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that certain investments in debt and equity securities be classified as trading, available-for-sale or held-to-maturity. Securities classified as trading are to be reported at fair value with the corresponding unrealized gain or loss included in income. Securities classified as available-for-sale are to be reported at fair value with the corresponding unrealized gain or loss included as a separate component of shareholders' equity. Securities classified as held-to-maturity are to be recorded at amortized cost.

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
       January 31, 1996

      (7)  Investment Securities (continued)

      Securities classified as available-for-sale are included in the following balance sheet categories at January 31, 1996 and October 31, 1995 (in thousands):


       January 31, 1996         Estimated   Gross       Gross
                                fair        unrealized  unrealized
                                value       gains       losses       Cost

       Current Assets:
        Short-term investments  $11,637     $   62        $ -        $11,575

       Investments:

        Investment companies    $ 8,695     $2,993        $ 37       $ 5,739
        Other investments         3,812        536         173         3,449

       Total                    $24,144     $3,591        $210       $20,763

       October 31, 1995          Estimated  Gross        Gross
                                 fair       unrealized   unrealized
                                 value      gains        losses      Cost

       Current Assets:
        Short-term investments   $11,471    $   471      $   -       $11,000

       Investments:

        Investment companies       7,542      2,597         155        5,100
        Other investments          1,018         13         604        1,609

       Total                     $20,031    $ 3,081      $  759      $17,709

      At January 31, 1996 the unrealized gain included as a separate component of shareholder's equity was $2,075,000, net of income taxes of $1,306,000. At October 31, 1995 the unrealized gain included as a separate component of shareholder's equity was $1,186,000, net of income taxes of $1,136,000.

      Proceeds from the sale of available-for-sale securities during the quarter ended January 31, 1996 were $11.8 million.

      NOTES TO THE  CONSOLIDATED FINANCIAL STATEMENTS  (unaudited) January  31,
      1996

      (8)  Legal Proceedings

      The Company was informed on January 13, 1995 that a National Association of Securities Dealers (NASD) arbitration panel had awarded a former wholesaler for the firm $0.6 million in damages and an additional $1.2 million as punitive damages in response to his claim for wrongful termination of employment. Through January 31, 1996, the Company has accrued a liability of $2.7 million for these damages. The Company has appealed the decision to the courts and intends to pursue all legal steps to overturn the decision.

      From time to time, the Company is a party to various employment-related claims, including claims of discrimination, before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more of such claims would have any material adverse effect on the Company's financial position or results of operations.

      (9)  Earnings Per Share

      Earnings per share for the three months ended January 31, 1996 and 1995 are based upon the weighted average number of common and non-voting common shares outstanding of 9,417,000 and 9,132,000, respectively. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.

      (10) In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant. Management does not anticipate adopting the "fair value" recognition provisions of SFAS No. 123.

      (11) Certain prior year amounts have been reclassified to conform to current year presentation and to reflect the spinoff of IB&T.

      (12)  Opinion of Management

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

      RESULTS OF OPERATIONS

      QUARTER ENDED JANUARY 31, 1996 TO QUARTER ENDED JANUARY 31, 1995

      Assets under management of $16.7 billion on January 31, 1996 were 14 percent higher than the $14.6 billion reported a year earlier. Mutual fund sales increased 133 percent to $0.7 billion in the first quarter of 1996 from $0.3 billion in the first quarter of 1995. Redemptions, in contrast, decreased 17 percent to $0.5 billion in the first quarter of 1996 from $0.6 billion a year ago. Market appreciation and reinvested dividends also contributed to the increase in the Company's assets under management.

      On November 10, 1995, the Company completed the spinoff of Investors Financial Services Corp. (IFSC), the new parent company of Investors Bank & Trust Company, in a tax-free distribution to Eaton Vance Corp. shareholders. Under the plan of distribution, the Company transferred net banking assets totaling $14.0 million, including $10.1 million in cash and cash equivalents, to the newly formed bank holding company. The banking business has been treated as a discontinued operation in the accompanying consolidated statements of income and cash flows.

      Total revenue from continuing operations increased $3.0 million to $44.5 million in the first quarter of 1996 from $41.5 million a year earlier. Investment adviser and distribution fees increased by $2.7 million in 1996 to $43.1 million from $40.4 million a year earlier. The increase in investment adviser and distribution fees can be attributed primarily to higher average assets under management in comparison with the same period a year ago and to new mutual fund sales in excess of redemptions in the first quarter of 1996.

      Total operating expenses increased 3 percent or $0.9 million to $30.9 million in the first quarter of 1996. Compensation expense increased 8 percent to $10.5 million from $9.7 million a year earlier as a result of an increase in average wages and an increase in incentives associated with the growth in sales. Amortization expense increased 8 percent to $12.6 million primarily due to an increase in the gross sales of spread commission mutual funds. The increases noted in compensation and amortization expense were offset by a decrease in other expenses due to the inclusion of a one-time charge of $2.0 million in the first quarter of 1995 relating to the accrual of a National Association of Securities Dealers (NASD) arbitration panel award. The Company is vigorously pursuing all legal steps to overturn the arbitration panel's decision.

      ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Company's two gold mining partnerships contributed a gain of $1.7 million during the first quarter of 1996 compared to a loss of $1.0 million during the first quarter of 1995. The gain in the first quarter of 1996 resulted primarily from fluctuations in the portfolio valuations of the two partnerships. The general partner of VenturesTrident, L.P., one of the Company's two gold mining partnerships, terminated that partnership effective December 31, 1995. In conjunction with the termination of the partnership and the distribution of the partnership's assets, the Company received marketable securities with a fair value of $0.3 million. The Company also received marketable securities with a fair value of $1.7 million in exchange for a note receivable from the partnership.

      Net income from continuing operations of the Company amounted to $9.8 million for the quarter ended January 31, 1996 compared to $5.6 million for the quarter ended January 31, 1995. Earnings per share from continuing operations were $1.04 and $0.61 for the first quarters of 1996 and 1995, respectively.

      Total assets, excluding net assets of discontinued banking operations of $14.0 million at October 31, 1995, increased 1 percent to $347.9 million at January 31, 1996 from $343.6 million at October 31, 1995. Cash and cash equivalents and short-term investments increased by $4.6 million to $83.7 million at January 31, 1996. Deferred sales commissions decreased $6.7 million to $202.8 million at January 31, 1996, primarily due to an increase in amortization expense and redemptions in excess of new mutual fund sales in the spread commission funds.

      In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant. Management does not anticipate adopting the "fair value" recognition provisions of SFAS No. 123.

      LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $4.4 million to $72.1 million at January 31, 1996. In addition, the Company had short-term investments of $11.6 million at January 31, 1996.

      Cash provided by operating activities in the first quarter of 1996 was $7.1 million, compared to $14.1 million in the same quarter a year ago. The decrease can be primarily attributed to an increase in sales commissions paid to brokers, a decrease in the collection of capitalized sales charges received on early redemptions and an increase in prepaid income taxes. In the first quarter of 1996 the Company paid $14.5 million in sales commissions associated with the sale of spread commission mutual funds, compared to $7.1 million in the same quarter a year earlier. In contrast, the Company collected only $8.6 million in capitalized sales charges in the first quarter of 1996 compared to $11.3 million in the first quarter of 1995. The spinoff of IFSC had no significant impact on cash flows in the first quarter of 1996.

      ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



      Cash used for investing activities was $1.2 million in the first quarter of 1996. The primary use was the purchase of $11.6 million in short-term investments following the sale of certain marketable securities.

      Significant financing activities during the first quarter of 1996 included the repurchase of 50,000 shares of the Company's non-voting common stock. On November 17, 1995, a subsidiary of the Company entered into an agreement to retire an existing mortgage with a remaining unpaid balance of $4.0 million at January 31, 1996. Based on the terms of the agreement, the Company expects to realize an extraordinary gain of $1.6 million (net of income taxes of $1.1 million) in fiscal 1996.

      On November 10, 1995, the Company completed the spinoff of its interest in IFSC in a tax-free distribution to the Company's shareholders. The spinoff resulted in a reduction in shareholders' equity of $14.0 million, which approximated the carrying value of IFSC at the time of the spinoff.

      At January 31, 1996, the Company had no borrowings under its $75.0 million bank credit facility.

                                       PART II



                                  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      From time to time, the Company is a party to various employment-related claims, including claims of discrimination, before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it is unlikely that any adverse determination in one or more of such claims would have any material adverse effect on the Company's financial position or results of operations.

                                      SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EATON VANCE CORP.
                                                    (Registrant)




      DATE: March 6, 1996                      /s/William M. Steul
                                                    (Signature)
                                                  William M. Steul
                                              Chief Financial Officer



      DATE: March 6, 1996                      /s/John P. Rynne
                                                    (Signature)
                                                   John P. Rynne
                                                Corporate Controller