Form 10-Q
period 1996-04-30
EATON VANCE CORP
filed 1996-06-05
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


        For the period ended April 30, 1996      Commission File No. 1-8100


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

      YES  X        NO

         Shares outstanding as of April 30, 1996:
          Voting common stock - 19,360 shares
          Non-Voting common stock - 9,417,404 shares












                                  Page 1 of 20 pages

















































































                                        PART I


                                FINANCIAL INFORMATION

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets (unaudited)


    ASSETS                                               April 30,  October 31,
                                                            1996        1995
                                                             (in thousands)

    CURRENT ASSETS:
    Cash and equivalents                                  $ 74,678    $ 67,650

    Short-term investments                                  20,159      11,471

    Receivable for investment company shares sold            1,060       1,156
    Investment adviser fees and other receivables            4,589       3,342

    Prepaid income taxes                                     1,853         658

    Net assets of discontinued operations                       -       13,961
    Other current assets                                       448         364

     Total current assets                                  102,787      98,602

    OTHER ASSETS:

    Investments:
     Real estate                                            21,134      21,606

     Investment in affiliates                               10,099      10,113

     Investment companies                                    8,470       7,542
     Other investments                                       7,251       2,338

    Notes receivable and receivables from affiliates         1,471       3,458

    Deferred sales commissions                             197,504     209,542
    Equipment and leasehold improvements, net                3,019       2,855

    Goodwill (net of accumulated amortization of $2,675
     and $2,422, respectively)                               1,277       1,530

     Total other assets                                    250,225     258,984
      Total assets                                        $353,012    $357,586


                    See notes to consolidated financial statements

   Consolidated Balance Sheets (unaudited) (continued)


    LIABILITIES AND                                     April 30,  October 31,
    SHAREHOLDERS'                                          1996         1995
    EQUITY                                  (in thousands, except share figures)

    CURRENT LIABILITIES:
    Payable for investment company shares purchased      $  1,075     $  1,179

    Accrued compensation                                    5,288        9,341

    Accounts payable and accrued expenses                   7,742        7,482
    Accrued income taxes                                       -           184

    Dividend payable                                        1,608        1,590

    Current portion of mortgage notes payable                 243        4,189
    Other current liabilities                                 826          762

     Total current liabilities                             16,782       24,727

    OTHER LIABILITIES:

    6.22% Senior Note                                      50,000       50,000
    Mortgage notes payable                                  5,967        6,102

     Total other liabilities                               55,967       56,102

    Deferred income taxes                                  80,368       82,237
    Commitments and contingencies                              -            -

    SHAREHOLDERS' EQUITY:

    Common stock, par value $.0625 per share-
     Authorized, 80,000 shares, Issued, 19,360 shares           1            1
    Non-voting common stock, par value $.0625 per
     share-Authorized, 11,920,000 shares, Issued
     9,417,404 and 9,315,712 shares, respectively             589          582

    Additional paid-in capital                             39,977       53,753

    Unrealized gain on investments                          3,467        1,186
    Notes receivable from stock option exercises           (3,435)      (3,313)

    Retained earnings                                     159,296      142,311

     Total shareholders' equity                           199,895      194,520
      Total liabilities and shareholders' equity         $353,012     $357,586


                    See notes to consolidated financial statements

   Consolidated Statements of Income (unaudited)


                                       Three Months Ended     Six Months Ended
                                            April 30,              April 30,
                                        1996          1995      1996        1995
                                        (in thousands, except per share figures)

    REVENUE:
    Investment adviser and
     administration fees                 $24,758   $20,545    $48,459   $41,162

    Distribution income                   19,078    19,066     38,508    38,819

    Income from real estate activities     1,042       841      1,943     1,753
    Other income                             583       281      1,049       537

      Total revenue                       45,461    40,733     89,959    82,271

    EXPENSES:
    Compensation of officers and
     employees                            10,173     9,328     20,645    19,042

    Amortization of deferred sales
     commissions                          13,423    12,743     26,060    24,426

    Other expenses                         7,162     8,007     14,923    16,585

      Total operating expenses            30,758    30,078     61,628    60,053
    OPERATING INCOME                      14,703    10,655     28,331    22,218

    OTHER INCOME (EXPENSE):

    Interest income                          825       564      1,796       991
    Gain on sale of investments              482        -       1,057        -

    Equity in net income (loss) of
     affiliates                              101       (75)     1,768    (1,075)

    Interest expense                        (938)   (1,222)    (1,879)   (2,445)
    Income from continuing operations
     before income taxes and
     extraordinary item                   15,173     9,922     31,073    19,689

    INCOME TAXES                           6,362     4,004     12,464     8,167

    Income from continuing operations
     before extraordinary item             8,811     5,918     18,609    11,522
    Income from discontinued
     operations, net of income taxes          -      1,468         -      2,267



                   See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

   Consolidated Statements of Income (unaudited) (continued)


                                        Three Months Ended     Six Months Ended
                                             April 30,              April 30,
                                        1996          1995      1996        1995
                                        (in thousands, except per share figures)

    Extraordinary gain on early
     retirement of debt, net of income
     taxes of $1,100                       1,590        -       1,590        -
    NET INCOME                           $10,401   $ 7,386    $20,199   $13,789

    Earnings per share from
     continuing operations before
     extraordinary item                  $  0.93   $  0.65    $  1.97   $  1.26

    Earnings per share from
     discontinued operations,
     net of income taxes                      -       0.16         -       0.25
    Extraordinary gain on early
     retirement of debt, net of
     income taxes, per share                0.17        -        0.17      -

    Earnings per share                   $  1.10   $  0.81    $  2.14   $  1.51

    Dividends declared, per share        $  0.17   $  0.16    $  0.34   $  0.32
    Average common shares outstanding      9,430     9,176      9,423     9,154


                   See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Consolidated Statements of Cash Flows (unaudited)


                                                            Six Months Ended
                                                                April 30,
                                                             1996         1995
                                                              (in thousands)

    Cash and equivalents (including IB&T for 1995),
     beginning of period                                    $67,650    $34,025
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income from continuing operations                    20,199     11,522

    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Extraordinary gain on early retirement of debt          (1,590)        -

     Equity in net (income) loss of affiliates               (1,768)     1,075

     Deferred income taxes                                   (2,125)       276
     Amortization of deferred sales commissions              26,060     24,426

     Depreciation and other amortization                      1,175      1,092

     Payment of sales commissions                           (30,621)   (15,664)
     Capitalized sales charges received                      16,505     18,969

     Gain on sale of investments                             (1,057)        -

     Change in prepaid income taxes                          (2,316)    (9,230)
     Changes in other assets and liabilities                 (4,821)     1,831

     Cash used for discontinued operations                       -      (8,181)

     Net cash provided by operating activities               19,641     26,116
    CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to real estate, equipment and
    leasehold improvements                                     (424)      (629)

    Investment in partnership                                    -         (58)
    Net increase in notes and receivables from affiliates      (122)      (705)

    Net increase in investment companies and
     other investments                                         (659)      (736)

    Proceeds from sale of investments                        12,792         -

    Purchase of short-term investment                       (19,939)   (11,000)
     Net cash used for investing activities                  (8,352)   (13,128)

                      See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Statements of Cash Flows (unaudited) (continued)


                                                            Six Months Ended
                                                                 April 30,
                                                            1996          1995
                                                              (in thousands)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                (1,370)      (180)

    Proceeds from issuance of non-voting common stock         1,718      1,745

    Dividends paid                                           (3,197)    (2,932)
    Repurchase of non-voting common stock                    (1,412)    (1,305)

     Net cash used for financing activities                  (4,261)    (2,672)

     Net increase in cash and equivalents                     7,028     10,316
    Cash and equivalents (including IB&T for 1995),
     end of period                                          $74,678    $44,341

    NON-CASH INVESTING ACTIVITIES:

    Fair value of common stock received in exchange for
    note receivable from affiliate                          $ 1,774    $    -

    Fair value of common stock distributed from gold
    mining partnership                                          271         -
    Total non-cash investing activities                     $ 2,045    $    -

    SUPPLEMENTAL INFORMATION:

    Interest paid                                           $ 1,877    $ 2,444
    Income taxes paid                                       $17,191    $17,159

                     See notes to consolidated financial statements

   ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30,
      1996

      (1) Investment in Affiliates

      Investment in affiliates includes an $8.2 million and an $8.5 million investment in Lloyd George Management (BVI) Limited (LGM) at April 30, 1996 and October 31, 1995, respectively, and a $1.9 million and $1.6 million investment in gold mining partnerships at April 30,1996 and October 31, 1995, respectively.

      The Company has a 24 percent investment in LGM, an independent investment management company based in Hong Kong. LGM currently manages a series of emerging market mutual funds sponsored by the Company. At April 30, 1996 the excess of the Company's investment over its equity in the underlying net assets of LGM was approximately $7.0 million, which is being amortized over a twenty-year period.

      The Company's investment in gold mining partnerships includes an 82 percent general partnership interest in Fulcrum Management Partners II, L.P. (FMPII) and a 3 percent limited partnership interest in VenturesTrident II, L.P. (VTII). FMPII, a Delaware limited partnership of which a principal officer of the Company is the other general partner, is a 20 percent general partner of VTII, also a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures.

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


      (2) Discontinued operations

      On November 10, 1995 the Company completed the spinoff of its banking operations in a tax-free distribution to its shareholders of shares of a newly created holding company for Investors Bank & Trust Company (IB&T) named Investors Financial Services Corp. (IFSC). Under the plan of distribution, the Company transferred to IFSC approximately $14.0 million of net banking assets, including $10.1 million in cash. Each shareholder of the Company received 2.799 shares of Common Stock of IFSC and .538 shares of Class A Stock of IFSC for each ten shares of Eaton Vance Corp. stock held at the close of business on October 30, 1995, which was the record date of the distribution. Revenue applicable to discontinued operations for the three and six months ended April 30, 1995 was $16.1 million and $29.7 million, respectively. Income taxes applicable to discontinued operations were $1.2 million and $1.8 million for the same periods.

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30,1996

      (3)  Extraordinary Item

      In the second quarter of 1996, Northeast Properties, Inc., the Company's real estate subsidiary, retired at a discount an existing mortgage with a remaining unpaid balance of $4.0 million. The Company realized an extraordinary gain on the retirement of $1.6 million, net of income taxes of $1.1 million.


      (4)  Non-Voting Common Stock Options

      Options to subscribe to shares of non-voting common stock are summarized as follows:


                                        Shares Under Option  Option Price Range

    Balance, October 31, 1994                 732,748         $ 8.75  -  34.00
      Exercised                              (174,327)          8.75  -  15.75

      Granted                                 133,300          27.75  -  30.53

      Cancelled/Expired                       (22,000)          8.75  -  34.00
    Balance, October 31, 1995                 669,721           8.75  -  34.00

      Adjustment for spinoff of IB&T          139,408

    Adjusted balance                          809,129           7.24  -  28.14
      Exercised                              (130,203)          7.24  -  28.14

      Granted                                 143,770          28.25  -  31.08

      Cancelled/Expired                       (40,291)         22.66  -  28.25

    Balance, April 30, 1996                   782,405         $13.04  -  31.08

      At April 30, 1996, options for 510,335 shares were exercisable. Options for 272,070 additional shares will become exercisable over the next four years. As a result of the spinoff of IFSC, all outstanding options to subscribe to shares of the Company's non-voting common stock at November 10, 1995 were adjusted to reflect the decreased value of the stock. This adjustment resulted in additional options for 139,408 shares of the Company's non-voting common stock and a decrease in the option price range to $7.24 - $28.14.

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30,1996


      (5)  Net Capital Requirements

      Two subsidiaries of the Company are subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires such subsidiaries to maintain a certain minimum level of net capital (as defined). For purposes of this rule, the subsidiaries had net capital of $57,000,000 and $173,000, respectively, which exceeded their respective net capital requirements of $304,000 and $5,000 at April 30, 1996.


      (6)  Equipment and Leasehold Improvements

      Equipment and leasehold improvements at April 30,1996 and October 31, 1995 follow:


                                                      April 30,   October 31,
                                                         1996          1995
                                                      (all figures in thousands)

    At Cost:
    Furniture and equipment                             $ 7,066       $ 6,723

    Leasehold improvements                                  513           323

      Total                                               7,579         7,046
    Less accumulated depreciation                         4,560         4,191

      Net book value                                    $ 3,019       $ 2,855

      (7)  Real Estate Investments

      Real  estate investments  held  at April  30,1996  and October  31,  1995 follow:


                                                      April 30,     October 31,
                                                         1996          1995
                                                     (all figures in thousands)

    Buildings                                           $28,053      $27,831
    Land                                                  2,216        2,457

      Total                                              30,269       30,288

    Less: Accumulated depreciation                        8,881        8,424
      Net book value                                     21,388       21,864

    Share of accumulated losses in excess of
     partnership interest                                  (254)        (258)

      Total                                             $21,134      $21,606

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
       April 30, 1996


      (8)  Investment Securities

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

      Securities classified as available-for-sale are included in the following balance sheet categories at April 30, 1996 and October 31, 1995 (in thousands):


       April 30, 1996           Estimated    Gross       Gross
                                  fair     unrealized  unrealized
                                  value      gains       losses      Cost

       Current Assets:
        Short-term investments    $20,159     $   220    $    -      $19,939

       Investments:

        Investment companies        8,470       3,047         31       5,454
        Other investments           5,073       1,623         -        3,450

       Total                      $33,702     $ 4,890    $    31     $28,843

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

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30,1996

      (8)  Investment Securities  (continued)

      At April 30, 1996 the unrealized gain included as a separate component of shareholders' equity was $3,467,000, net of income taxes of $1,392,000. At October 31, 1995 the unrealized gain included as a separate component of shareholders' equity was $1,186,000, net of income taxes of $1,136,000.

      Proceeds from the sale of available-for-sale securities during the six months ended April 30, 1996 were $12.1 million.


      (9)  Legal Proceedings

      The Company was informed on January 13, 1995 that a National Association of Securities Dealers (NASD) arbitration panel had awarded a former wholesaler for the Company $0.6 million in damages and an additional $1.2 million in punitive damages in response to a claim for wrongful termination of employment. Through April 30, 1996, the Company has accrued a liability of $2.7 million for these damages. The Company has appealed the decision to the courts and intends to pursue all legal steps to overturn the decision.

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

      (10)  Earnings Per Share

      Earnings per share for the six months ended April 30, 1996 and 1995 are based upon the weighted average number of common and non-voting common shares outstanding of 9,423,000 and 9,154,000, respectively. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.

      (11) In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant. Management does not anticipate adopting the "fair value" recognition provisions of SFAS No. 123.

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) April 30,1996



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

      RESULTS OF OPERATIONS

      QUARTER ENDED APRIL 30, 1996 TO QUARTER ENDED APRIL 30, 1995

      Assets under management of $16.7 billion on April 30, 1996 were 4 percent higher than the $16.0 billion at the beginning of the fiscal year and 11 percent higher than the $15.1 billion reported a year earlier. Mutual fund sales increased to $0.7 billion in the second quarter of 1996 from $0.3 billion in the second quarter of 1995. Redemptions were $0.5 billion in both the second quarter of 1996 and 1995.

      On November 10, 1995, the Company completed the spin-off of Investors Financial Services Corp. (IFSC), the new parent company of Investors Bank & Trust Company (IB&T), in a tax-free distribution to Eaton Vance Corp. shareholders. The banking business has been treated as a discontinued operation in the accompanying consolidated financial statements.

      Total revenue from continuing operations increased $4.8 million to $45.5 million in the second quarter of 1996 from $40.7 million a year earlier. Investment adviser and distribution fees increased by $4.2 million in 1996 to $43.8 million from $39.6 million a year ago. The increase in investment adviser and distribution fees can be attributed primarily to higher average assets under management in comparison with the same period a year ago and new mutual fund sales in excess of redemptions in the second quarter of 1996.

      Total operating expenses increased 2 percent or $0.7 million to $30.8 million in the second quarter of 1996. Compensation expense increased 10 percent to $10.2 million from $9.3 million a year earlier as a result of an increase in incentives associated with the growth in mutual fund sales. Amortization expense increased 5 percent to $13.4 million primarily due to an increase in the gross sales of spread commission mutual funds. The increases noted in compensation and amortization expense were offset by a decrease in other expenses of $0.8 million or 11 percent.

      Net income from continuing operations of the Company amounted to $8.8 million for the quarter ended April 30, 1996 compared to $5.9 million for the quarter ended April 30, 1995. Earnings per share from continuing operations were $0.93 and $0.65 for the second quarters of 1996 and 1995, respectively. Net income of $10.4 million for the second quarter of 1996 includes an extraordinary gain of $1.6 million or $0.17 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company s real estate subsidiary. Net income of $7.4 million for the second quarter of 1995 includes income from discontinued banking operations of $1.5 million.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Excluding discontinued banking operations of $14.0 million on October 31, 1995, total assets increased 3 percent to $353.0 million on April 30, 1996 from $343.6 million on October 31, 1995. Cash, cash equivalents and short-term investments increased by $15.7 million to $94.8 million on April 30, 1996. The increase in other investments of $4.9 million can be primarily attributed to the receipt of gold mining securities in the first quarter of 1996 following the termination of one of the Company's two gold mining partnerships and subsequent distribution of the partnership's assets. Deferred sales commissions decreased $12.0 million to $197.5 million on April 30, 1996 primarily due to an increase in amortization expense and redemptions in excess of new mutual fund sales in spread commission funds.

      In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant. Management does not anticipate adopting the fair value recognition provisions of SFAS No. 123.


      SIX MONTHS ENDED APRIL 30, 1996 TO SIX MONTHS ENDED APRIL 30, 1995:

      Mutual fund sales for the first half of 1996 were $1.4 billion compared to $0.6 billion in the first six months of last year. The sales gain was led by the Company's senior floating-rate loan funds. Sales from the recently introduced Eaton Vance High Yield Municipals Funds, Eaton Vance Information Age Funds and Eaton Vance Tax-Managed Growth Funds also contributed to the increase. Fund redemptions of $1.0 billion in the first half of 1996 were 9 percent below the $1.1 billion recorded in the first half of 1995.

      Total revenue increased $7.7 million to $90.0 million in the first half of 1996. Investment adviser and distribution fees increased by $7.0 million in the first half of 1996 to $87.0 million from $80.0 million a year earlier. The increase in investment adviser and distribution fees can be attributed primarily to the growth in average assets under management.

      Total operating expenses increased $1.6 million to $61.6 million in the first half of 1996. Compensation expense increased by $1.6 million to $20.6 million, primarily as a result of an increase in sales incentives associated with the increase in mutual fund sales. Amortization expense increased by 7 percent to $26.1 million as a result of the increase in gross sales of spread commission mutual funds. The increases noted in compensation and amortization expense were offset by a decrease in other expenses due to the inclusion of a one-time charge of $2.0 million in the first quarter of 1995 relating to the accrual of a National Association of Securities Dealers (NASD) arbitration panel award. The Company has appealed the decision to the courts and continues to pursue all legal steps to overturn the decision.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Net income amounted to $20.2 million in the first half of 1996, compared to $13.8 million in the first half of 1995. Net income for the first half of 1996 includes an extraordinary gain of $1.6 million or $0.17 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company's real estate subsidiary. Bank earnings of $2.3 million or $0.25 per share were included in 1995 results but were insignificant in 1996. Earnings per share from continuing operations were $1.97 and $1.26 for the first halves of 1996 and 1995, respectively.

      The Company's two gold mining partnerships contributed a gain of $1.5 million during the first half of 1996 compared to a loss of $1.1 million during the first half of 1995. The gain in the first half of 1996 resulted primarily from fluctuations in the portfolio valuations of the two partnerships. The general partner of VenturesTrident, L.P., one of the Company's two gold mining partnerships, terminated that partnership effective December 31, 1995. In conjunction with the termination of the partnership and the distribution of the partnership's assets, the Company received marketable securities with a fair value of $0.3 million. The Company also received marketable securities with a fair value of $1.7 million in settlement of a note receivable from the partnership.

      LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $7.0 million to $74.7 million on April 30, 1996 from $67.7 million on October 31, 1995. In addition, the Company's short-term investments increased by $8.7 million to $20.2 million on April 30, 1996 from $11.5 million at the end of the previous fiscal year.

      Cash provided by operating activities in the first six months of 1996 was $19.6 million, compared to $26.1 million in the same period a year ago.
      The  decrease can  be  primarily  attributed  to  an  increase  in  sales commissions  paid  to  brokers  and  a  decrease  in  the  collection  of capitalized sales charges received on early redemptions. In the first six months of 1996, the Company paid $30.6 million in sales commissions associated with the sale of spread commission mutual funds, compared to $15.7 million in the same period a year earlier. In contrast, the Company collected only $16.5 million in capitalized sales charges in the first half of 1996 compared to $19.0 million in the first half of 1995. The spin-off of IFSC had no significant impact on cash flows in the first six months of 1996.

      Cash used for investing activities was $8.4 million in the first six months of 1996. The primary use was the purchase of $19.9 million in short term investments following the sale of certain marketable securities.

      Significant financing activities during the first six months of 1996 included the repurchase of 50,000 shares of the Company's non-voting common stock. In the second quarter of 1996, Northeast Properties Inc., the Company's real estate subsidiary, retired at a discount an existing mortgage with a remaining unpaid balance of $4.0 million. The Company realized an extraordinary gain on the retirement of $1.6 million (net of income taxes of $1.1 million) or $0.17 per share.

      At April 30, 1996, the Company had no borrowings under its $75.0 million bank credit facility.
                                         -17-


















                                       PART II



                                  OTHER INFORMATION










































                                         -18-




























































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


















































                                         -19-







                                      SIGNATURES



      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 EATON VANCE CORP.
                                                    (Registrant)




      DATE: June 5, 1996                      /s/William M. Steul
                                                    (Signature)
                                                  William M. Steul
                                              Chief Financial Officer



      DATE: June 5, 1996                        /s/John P. Rynne
                                                    (Signature)
                                                   John P. Rynne
                                                Corporate Controller