Form 10-Q
period 1996-07-31
EATON VANCE CORP
filed 1996-09-13
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


      For the period ended July 31, 1996      Commission File No. 1-8100


                                  EATON VANCE CORP.
                (Exact name of registrant as specified in its charter)


                MARYLAND                              04-2718215
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


      24 FEDERAL STREET, BOSTON, MASSACHUSETTS                    02110
      (Address of pricipal executive offices)                   (Zip Code)


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


      YES X     NO

        Shares outstanding as of July 31, 1996:
         Voting common stock - 19,360 shares
         Non-Voting common stock - 9,455,430 shares




                                 Page 1 of 22 pages




















                                       PART I
                                FINANCIAL INFORMATION

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets (unaudited)



       ASSETS                                          July 31,   October 31,
                                                         1996         1995
                                                          (in thousands)

       CURRENT ASSETS:
       Cash and equivalents                             $  90,543   $  67,650
       Short-term investments                              20,398      11,471
       Receivable for investment company shares sold          894       1,156
       Investment adviser fees and other receivables        4,573       3,342
       Prepaid income taxes                                 2,751         658
       Net assets of discontinued operations                   -       13,961
       Other current assets                                   768         364
        Total current assets                              119,927      98,602

       OTHER ASSETS:

       Investments:
        Real estate                                        21,330      21,606
        Investment in affiliates                            8,612      10,113
        Investment companies                                8,907       7,542
        Other investments                                   6,329       2,338
       Notes receivable and receivables from
        affiliates                                          1,229       3,458
       Deferred sales commissions                         188,026     209,542
       Equipment and leasehold improvements, net            2,901       2,855
       Goodwill (net of accumulated amortization of
        $2,801 and $2,422, respectively)                    1,151       1,530
        Total other assets                                238,485     258,984

         Total assets                                   $ 358,412   $ 357,586


                    See notes to consolidated financial statements

      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets (unaudited) (continued)


       LIABILITIES AND                                 July 31,  October 31,
       SHAREHOLDERS'                                     1996       1995
       EQUITY                           (in thousands, except share figures)

       CURRENT LIABILITIES:
       Payable for investment company shares
        purchased                                      $     898    $   1,179
       Accrued compensation                                7,184        9,341
       Accounts payable and accrued expenses               8,587        7,482
       Accrued income taxes                                   -           184
       Dividend payable                                    1,611        1,590
       Current portion of mortgage notes payable             246        4,189
       Other current liabilities                             759          762
        Total current liabilities                         19,285       24,727

       OTHER LIABILITIES:

       6.22% Senior Note                                  50,000       50,000
       Mortgage notes payable                              5,906        6,102
        Total other liabilities                           55,906       56,102
       Deferred income taxes                              76,363       82,237
       Commitments and contingencies                          -            -

       SHAREHOLDERS' EQUITY:

       Common stock, par value $.0625 per share-
        Authorized, 80,000 shares, Issued, 19,360
        shares                                                 1            1
       Non-voting common stock, par value $.0625 per
        share-Authorized, 11,920,000 shares, Issued,
        9,455,430 and 9,315,712 shares, respectively         591          582
       Additional paid-in capital                         40,184       53,753
       Unrealized gain on investments                      2,264        1,186
       Notes receivable from stock option exercises       (3,362)      (3,313)
       Retained earnings                                 167,180      142,311
        Total shareholders' equity                       206,858      194,520

         Total liabilities and shareholders' equity    $ 358,412    $ 357,586


                   See notes to consolidated financial statements

      Consolidated Statements of Income (unaudited)


                                      Three Months Ended   Nine Months Ended
                                            July 31,            July 31,
                                         1996     1995       1996      1995
                                     (in thousands, except per share figures)

       REVENUE:
       Investment adviser and
        administration fees           $25,605    $21,688   $74,064    $62,850
       Distribution income             18,176     19,788    56,684     58,607
       Income from real estate
        activities                        845        866     2,788      2,619
       Other income                       436        348     1,485        885
        Total revenue                  45,062     42,690   135,021    124,961

       EXPENSES:

       Compensation of officers and
        employees                       9,682     10,207    30,327     29,249
       Amortization of deferred
        sales commissions              13,294     12,404    39,354     36,830
       Other expenses                   5,676      7,492    20,599     24,077
         Total operating expenses      28,652     30,103    90,280     90,156

       OPERATING INCOME                16,410     12,587    44,741     34,805

       OTHER INCOME (EXPENSE):

       Interest income                    961        834     2,757      1,825
       Gain on sale of investments          1         -      1,058         -
       Equity in net income (loss)
        of affiliates                  (1,083)        62       685     (1,013)
       Interest expense                  (935)    (1,221)   (2,814)    (3,666)

       Income from continuing
        operations before income
        taxes and extraordinary item   15,354     12,262    46,427     31,951

       INCOME TAXES                     5,859      3,740    18,323     11,907

       Income from continuing
        operations before
        extraordinary item              9,495      8,522    28,104     20,044
       Income from discontinued
        operations, net of income
        taxes                              -         512        -       2,779


                   See notes to consolidated financial statements

      Consolidated Statements of Income (unaudited)  (continued)



                                       Three Months Ended   Nine Months Ended
                                            July 31,            July 31,
                                         1996      1995      1996      1995
                                    (in thousands, except per share figures)

       Extraordinary gain on early
        retirement of debt, net of
        income taxes of $1,100               -        -       1,590       -

       NET INCOME                       $ 9,495  $ 9,034    $29,694  $22,823

       EARNINGS PER SHARE:

       Earnings per share from
        continuing operations before
        extraordinary item              $  0.98  $  0.92    $  2.95  $  2.18
       Earnings per share from
        discontinued operations,
        net of income taxes                  -      0.06         -      0.30
       Extraordinary gain on early
        retirement of debt, net of
        income taxes, per share              -        -        0.17       -
       Earnings per share               $  0.98  $  0.98    $  3.12  $  2.48

       Dividends declared, per share    $  0.17  $  0.16    $  0.51  $  0.48

       Average common shares
        outstanding                       9,731    9,250      9,526    9,186

                   See notes to consolidated financial statements

      Consolidated Statements of Cash Flows  (unaudited)


                                                       Nine Months Ended
                                                            July 31,
                                                        1996        1995
                                                         (in thousands)

       Cash and equivalents (including IB&T for
        1995), beginning of period                   $  67,650     $  34,025

       CASH FLOWS FROM OPERATING ACTIVITIES:

       Net income from continuing operations            29,694        20,044
       Adjustment to reconcile net income to net cash
        provided by operating activities:
       Extraordinary gain on early retirement of
        debt                                            (1,590)           -
       Equity in net (income) loss of affiliates          (685)        1,013
       Deferred income taxes                            (6,162)       (4,351)
       Amortization of deferred sales commissions       39,354        36,830
       Depreciation and other amortization               1,797         1,622
       Payment of sales commissions                    (42,477)      (27,955)
       Capitalized sales charges received               24,547        27,755
       Gain on sale of investments                      (1,058)           -
       Change in prepaid income taxes                   (3,213)           -
       Changes in other assets and liabilities          (1,873)       (3,752)
       Cash used for discontinued operations                -         (8,388)
        Net cash provided by operating activities       38,334        42,818

       CASH FLOWS FROM INVESTING ACTIVITIES:

       Additions to real estate, equipment and
        leasehold improvements                            (957)         (927)
       Investment in partnership                            -            (88)
       Investment in affiliates                             -         (4,473)
       Net (increase) decrease in notes receivable
       and receivables from affiliates                     434          (698)
       Net increase in investment companies and
        other investments                               (2,761)         (868)
       Proceeds from sale of investments                13,501            -
       Purchase of short-term investments              (19,939)      (11,000)
        Net cash used for investing activities          (9,722)      (18,054)

                   See notes to consolidated financial statements

                                         -7-




      ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Statements of Cash Flows  (unaudited) (continued)


                                                        Nine Months Ended
                                                             July 31,
                                                        1996         1995
                                                           (in thousands)

       CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on notes payable                          (1,428)       (261)
       Proceeds from issuance of non-voting common
        stock                                              2,310       2,186
       Dividends paid                                     (4,804)     (4,403)
       Repurchase of non-voting common stock              (1,797)     (1,305)
        Net cash used for financing activities            (5,719)     (3,783)

         Net increase in cash and equivalents             22,893      20,981

       Cash and equivalents, end of period             $  90,543    $ 55,006

       NON-CASH INVESTING ACTIVITIES:

       Fair value of common stock received in
        exchange for note receivable from affiliate    $   1,774    $     -
       Fair value of common stock distributed from
        gold mining partnerships                           1,689          -
       Issuance of non-voting common stock for shares
        of unconsolidated affiliate                           -       (2,698)
       Total non-cash investing activities             $   3,463    $ (2,698)

       SUPPLEMENTAL INFORMATION:

       Interest paid                                   $   2,033    $  3,604

       Income taxes paid                               $  28,018    $ 25,622

                   See notes to consolidated financial statements

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) July 31,
         1996.

       (1)  Investment in Affiliates

       Investment in affiliates includes an $8.3 million and an $8.5 million investment in Lloyd George Management (BVI) Limited (LGM) at July 31, 1996 and October 31, 1995, respectively, and a $0.3 million and $1.6 million investment in gold mining partnerships at July 31, 1996 and October 31, 1995, respectively.

       The Company has a 21 percent investment in LGM, an independent investment management company based in Hong Kong. LGM currently manages a series of emerging market mutual funds sponsored by the Company. At July 31, 1996 the excess of the Company's investment over its equity in the underlying net assets of LGM was approximately $6.8 million, which is being amortized over a twenty-year period.

       The Company's investment in gold mining partnerships includes an 82 percent general partnership interest in Fulcrum Management Partners II, L.P. (FMPII) and a 3 percent limited partnership interest in VenturesTrident II, L.P. (VTII). FMPII, a Delaware limited partnership of which a pricipal officer of the Company is the other general partner, is a 20 percent general partner of VTII, also a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures.

       In accordance with the VenturesTrident, L.P. (VT) Limited Partnership Agreement, as amended, the General Partner terminated the partnership effective December 31, 1995. On December 29, 1995, VT distributed 662,000 shares of Dakota Mining Corporation with a value of $0.9 million and 769,000 share of Golden Queen Mining Co. Ltd. with a value of $0.8 million to its partners. The Company's share of this distribution was 100,300 shares of Dakota Mining with a value $151,000 and 116,600 shares of Golden Queen with a value of $120,000.

       On May 1, 1996, VTII distributed 3,690,000 shares of Canyon Resources Corporation with a value of $13.6 million to its partners. The Company's share of this distribution was 385,000 shares with a value of $1.4 million.

       (2) Discontinued Operations

       On November 10, 1995 the Company completed the spinoff of its banking operations in a tax-free distribution to its shareholders of shares of a newly created holding company for Investors Bank & Trust Company (IB&T) named Investors Financial Services Corp. (IFSC). Under the plan of distribution, the Company transferred to IFSC approximately $14.0 million of net banking assets, including $10.1 million in cash. Each shareholder of the Company received 2.799 shares of Common Stock of IFSC and .538 shares of Class A Stock of IFSC for each ten shares of Eaton Vance Corp. stock held at the close of business on October 30, 1995, which was the record date of the distribution. Revenue applicable to discontinued operations for the three and nine months ended July 31, 1995 was $14 million and $43.7 million, respectively. Income taxes applicable to discontinued operations were $0.4 million and $2.2 million for the same periods.

       NOTES  TO THE  CONSOLIDATED FINANCIAL  STATEMENTS (unaudited)  July 31,
       1996

       (3) Extraordinary Item

       In the second quarter of 1996, Northeast Properties, Inc., the Company's real estate subsidiary, retired at a discount an existing mortgage with a remaining unpaid balance of $4.0 million. The Company realized an extraordinary gain on the retirement of $1.6 million, net of income taxes of $1.1 million.

       (4) Non-Voting Common Stock Options

       Options to subscribe to shares of non-voting stock are summarized as follows:

                                       Shares Under Option   Option Price Range


        Balance, October 31, 1994             732,748          $  8.75 - 34.00
         Exercised                           (174,327)            8.75 - 15.75
         Granted                              133,300            27.75 - 30.53
         Cancelled/Expired                    (22,000)            8.75 - 34.00
        Balance, October 31, 1995             669,721             8.75 - 34.00
         Adjustment for spinoff of
          IB&T                                139,408
        Adjusted balance                      809,129             7.24 - 28.14
         Exercised                           (145,503)            7.24 - 28.14
         Granted                              143,770            28.25 - 31.08
         Cancelled/Expired                    (66,476)           22.55 - 28.25
        Balance, July 31, 1996                740,920          $ 13.04 - 31.08

       At July 31, 1996, options for 479,680 shares were exercisable. Options for 261,240 additional shares will become exercisable over the next four years. As a result of the spinoff of IFSC, all outstanding options to subscribe to shares of the Company's non-voting common stock at November 10, 1995 were adjusted to reflect the decreased value of the stock. This adjustment resulted in additional options for 139,408 shares of the Company's non-voting common stock and a decrease in the option price range to $7.24-$28.14.

       NOTES  TO THE  CONSOLIDATED FINANCIAL  STATEMENTS (unaudited)  July 31,
       1996

       (5)  Net Capital Requirements

       Two subsidiaries of the Company are subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires such subsidiaries to maintain a certain minimum level of net capital (as defined). For purposes of this rule, the subsidiaries had net capital of $57,000,000 and $296,000, respectively, which exceeded their respective net capital requirements of $1,143,000 and $5,900 at July 31, 1996.

       (6)  Equipment and Leasehold Improvements

       Equipment and leasehold improvements at July 31, 1996 and October 31, 1995 follow:

                                                  July 31,       October 31,
                                                    1996            1995
                                                 (all figures in thousands)

        AT COST:
        Furniture and equipment                  $ 7,127           $ 6,723
        Leasehold improvements                       531               323
         Total                                     7,658             7,046
        Less accumulated depreciation              4,757             4,191
         Net book value                          $ 2,901           $ 2,855

       (7) Real Estate Investments

       Real estate  investments held  at July  31, 1996  and October 31,  1995 follow:

                                                 July 31,       October 31,
                                                  1996             1995
                                                (all figures in thousands)

        Buildings                               $ 28,494          $ 27,831
        Land                                       2,216             2,457
         Total                                    30,710            30,288
        Less: Accumulated depreciation             9,114             8,424
         Net book value                           21,596            21,864
        Share of accumulated losses in
         excess of partnership interest             (266)             (258)

          Total                                 $ 21,330          $ 21,606

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
       July 31, 1996

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

       Securities  classified  as  available-for-sale   are  included  in  the
       following balance sheet categories at July 31, 1996 and October 31, 1995 (in thousands):

        July 31, 1996             Estimated    Gross       Gross
                                    fair     unrealized  unrealized
                                    value      gains       losses     Cost

        Current Assets:
         Short-term investments   $ 20,398    $   459     $    -    $ 19,939

        Investments:
         Investment companies        8,907      2,973          40      5,974
         Other investments           5,167        729         433      4,871

        Total                     $ 34,472    $ 4,161     $   473   $ 30,784

        October 31, 1995          Estimated   Gross       Gross
                                    fair    unrealized  unrealized
                                    value     gains       losses      Cost

        Current Assets:
         Short-term investments   $ 11,471   $   471     $    -    $ 11,000

        Investments:
         Investment companies        7,542     2,597         155      5,100
         Other investments           1,018        13         604      1,609

        Total                     $ 20,031   $ 3,081     $   759   $ 17,709

       NOTES TO  THE CONSOLIDATED FINANCIAL  STATEMENTS  (unaudited)  July 31,
       1996

       (8)  Investment Securities  (continued)

       At July 31, 1996 the unrealized gain included as a separate component of shareholders' equity was $2.3 million, net of income taxes of $1.4 million. At October 31, 1995 the unrealized gain included as a separate component of shareholders' equity was $1.2 million, net of income taxes of $1.1 million.

       Proceeds from the sale of available-for-sale securities during the nine months ended July 31, 1996 were $13.8 million.

       (9) Legal Proceedings

       The Company was informed on January 13, 1995 that a National Association of Securities Dealers (NASD) arbitration panel had awarded a former wholesaler for the Company $0.6 million in damages and an additional $1.2 million in punitive damages in response to a claim for wrongful termination of employment. Through July 31, 1996, the Company has accrued a liability of $2.7 million for these damages. The Company has appealed the decision to the courts and intends to pursue all legal steps to overturn the decision.

       From time to time, the Company is a party to various employment-related claims, including claims of discrimination, before federal, state and local administrative agencies and courts. The Company vigorously defends itself against these claims. In the opinion of management, after consultation with counsel, it was unlikely that any adverse determination in one or more of such claims would have any material adverse effect on the Company's financial position or results of operations.

       (10)  Earnings Per Share

       Earnings per share for the nine months ended July 31, 1996 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,526,000. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

       Earnings per share for the nine months ended July 31, 1995, are based upon the weighted average number of common and non-voting common shares outstanding of 9,186,000. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.

       (11) In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant.

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)  July    31,
       1996



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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company's primary sources of revenue are investment adviser fees and distribution fees received from the Eaton Vance funds and separately managed accounts. Such fees are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company s major expenses, other than the amortization of deferred sales commissions, include employee compensation, occupancy costs, service fees and other marketing costs.

       RESULTS OF OPERATIONS

       QUARTER ENDED JULY 31, 1996 TO QUARTER ENDED JULY 31, 1995

       Assets under management of $16.7 billion on July 31, 1996 were 4 percent higher than the $16.0 billion at the beginning of the fiscal year and 7 percent higher than the $15.6 billion reported a year earlier. Mutual fund sales increased to $0.6 billion in the third quarter of 1996 from $0.5 billion in the third quarter of 1995. Redemptions were $0.5 billion in the third quarter of both 1996 and 1995.

       Total revenue increased $2.4 million to $45.1 million in the third quarter of 1996 from $42.7 million a year earlier. Investment adviser and administration fees increased by $3.9 million to $25.6 million in 1996 from $21.7 million a year ago, primarily as a result of higher average assets under management (in total) in comparison with the same period last year. Distribution income, however, decreased by $1.6 million to $18.2 million in the third quarter of 1996 from $19.8 million in the same quarter of 1995 as a result of a decrease in average assets under management in the Company's spread-commission funds.

       Total operating expenses decreased 5 percent or $1.5 million to $28.6 million in the third quarter of 1996. Compensation expense was little changed from the third quarter of 1995. Amortization expense increased 7 percent to $13.3 million primarily due to an increase in the gross sales of Eaton Vance Prime Rate Reserves, a spread-commission fund with no distribution fee. Other expenses decreased by $1.8 million or 24 percent as a result of a decrease in legal costs and sales and literature costs and the reversal of a bad debt reserve associated with the termination of a gold mining partnership, VenturesTrident, L.P.

       Portfolio valuations of the Company's remaining gold mining investment partnership contributed net partnership losses of $1.2 million in the third quarter of 1996 compared to net partnership gains of $0.1 million in the third quarter of 1995. Interest expense decreased to $0.9 million in the third quarter of 1996 from $1.2 million in the third quarter of 1995 primarily as a result of the retirement, at a discount, of an existing mortgage with a remaining unpaid balance of $4.0 million in the second quarter of 1996.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Net income from continuing operations of the Company totaled $9.5 million for the quarter ended July 31, 1996 compared to $8.5 million for the quarter ended July 31, 1995. Earnings per share from continuing operations were $0.98 and $0.92 for the third quarters of 1996 and 1995, respectively. On November 10, 1995, the Company completed the spin-off of Investors Financial Services Corp. (IFSC), the new parent company of Investors Bank & Trust Company (IB&T), in a tax-free distribution to Eaton Vance Corp. shareholders. The banking business has been treated as a discontinued operation in the accompanying consolidated financial statements. Net income of $9.0 million for the third quarter of 1995 includes income from discontinued banking operations of $0.5 million.

       NINE MONTHS ENDED JULY 31, 1996 TO NINE MONTHS ENDED JULY 31, 1995

       Mutual fund sales in the first nine months of 1996 were $2.0 billion compared to $1.1 billion in the first nine months of last year. The sales gain was led by the Company's senior floating-rate loan funds. Sales from the recently introduced Eaton Vance High Yield Municipals Funds, Eaton Vance Information Age Funds and Eaton Vance Tax-Managed Growth Funds also contributed to the increase. Fund redemptions of $1.5 billion in the first nine months of 1996 were 6 percent below the $1.6 billion recorded in the first nine months of 1995.

       Total revenue increased $10.0 million to $135.0 million in the first nine months of 1996. Investment adviser and administration fees increased by $11.2 million in the first nine months of 1996 to $74.1 million from $62.9 million a year earlier, primarily as a result of higher average assets under management (in total) in comparison with the same period last year. Distribution income, however, decreased by $1.9 million to $56.7 million in the first nine months of 1996 from $58.6 million in the same period a year ago as a result of a decrease in average assets under management in the Company's spread-commission funds.

       Total operating expenses of $90.3 million in the first nine months of 1996 were consistent with the $90.2 million recorded a year earlier. Compensation expense increased by $1.1 million to $30.3 million, primarily as a result of an increase in sales incentives associated with the increase in mutual fund sales. Amortization expense increased by 7 percent to $39.4 million primarily as a result of the increase in gross sales of Eaton Vance Prime Rate Reserves. The increases noted in compensation and amortization expense were offset by a decrease in other expenses due to the inclusion of a one-time charge of $2.0 million in the first quarter of 1995 relating to the accrual of a National Association of Securities Dealers (NASD) arbitration panel award. The Company has appealed the decision to the courts and continues to pursue all legal steps to overturn the decision.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Net income amounted to $29.7 million or $3.12 per share in the first nine months of 1996, compared to $22.8 million or $2.48 per share in the first nine months of 1995. Net income for the first three quarters of 1996 included an extraordinary gain of $1.6 million or $0.17 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company s real estate subsidiary. Bank earnings of $2.8 million or $0.30 per share were included in 1995 results but were insignificant in 1996. Earnings per share from continuing operations before extraordinary item were $2.95 and $2.18 for the first nine months of 1996 and 1995, respectively.

       Despite significant partnership losses recognized in the third quarter of 1996, the Company's gold mining partnerships contributed a gain of $0.3 million in the first nine months of 1996 compared to a loss of $1.0 million in the first nine months of 1995. The general partner of VenturesTrident, L.P., one of the Company's two gold mining partnerships, terminated that partnership effective December 31, 1995. In conjunction with the termination of the partnership and the distribution of the partnership's assets in the first quarter of 1996, the Company received marketable securities with a fair value of $0.3 million. The Company also received marketable securities with a fair value of $1.7 million in settlement of a note receivable from VenturesTrident, L.P. In the third quarter of 1996, VenturesTrident II, L.P., the remaining gold mining partnership, distributed marketable securities with a fair value of $13.6 million to its partners. The Company received securities with a fair value of $1.4 million as a result of this distribution.

       Excluding discontinued banking operations of $14.0 million on October 31, 1995, total assets increased 4 percent to $358.4 million at July 31, 1996 from $343.6 million on October 31, 1995. Cash, cash equivalents and short-term investments increased by $31.8 million to $110.9 million on July 31, 1996. The increase in other investments of $4.0 million can be primarily attributed to the receipt of gold mining securities distributed by the Company's two gold mining partnerships in the first and third quarters of 1996. Both distributions were offset by unrealized losses on the securities recognized in the third quarter of 1996. Deferred sales commissions decreased $21.5 million to $188.0 million on July 31, 1996 primarily due to an increase in amortization expense and redemptions in excess of new mutual fund sales in the Company's spread-commission funds.

       In fiscal 1997 the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans and requires certain disclosures about employee stock options based on their fair value at the date of grant.





       LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents increased by $22.8 million to $90.5 million at July 31, 1996 from $67.7 million at October 31, 1995. In addition, the Company's short-term investments increased by $8.9 million to $20.4 million at July 31, 1996 from $11.5 million at the end of the previous fiscal year.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Cash provided by operating activities in the first nine months of 1996 was $38.3 million, compared to $42.8 million in the same period a year ago. The decrease can be primarily attributed to an increase in sales commissions paid to brokers and a decrease in the collection of capitalized sales charges received on early redemptions. In the first nine months of 1996, the Company paid $42.5 million in sales commissions associated with the sale of spread commission mutual funds, compared to $28.0 million in the same period a year earlier. In contrast, the Company collected only $24.5 million in capitalized sales charges in the first nine months of 1996 compared to $27.8 million in the first nine months of 1995. The spin-off of IFSC had no significant impact on cash flows in the first nine months of 1996.

       Cash used for investing activities was $9.7 million in the first nine months of 1996. The primary use was the purchase of $19.9 million in short term investments following the sale of certain marketable securities.

       Significant financing activities during the first nine months of 1996 included the repurchase of 62,000 shares of the Company's non-voting common stock. In the second quarter of 1996, Northeast Properties Inc., the Company's real estate subsidiary, retired at a discount an existing mortgage with a remaining unpaid balance of $4.0 million. The Company realized an extraordinary gain on the retirement of $1.6 million (net of income taxes of $1.1 million) or $0.17 per share.

       On July 17, 1996, the Board of Directors of the Company declared a quarterly common stock dividend of $.17 per share, payable on August 12, 1996, to stockholders of record on July 31, 1996.

       At July 31, 1996, the Company had no borrowings under its $75.0 million bank credit facility.

       CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

       From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) may contain statements which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.




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

       As noted above, the Company derives almost all of its revenues from investment adviser and administration fees and distribution income received from the Eaton Vance funds and separately managed accounts. As a result, the Company is dependent upon the contractual relationships it maintains with these funds and separately managed accounts. In the event that any of the management contracts, administration contracts, underwriting contracts or service agreements are not renewed pursuant to the terms of these contracts or agreements, the Company may be adversely affected.

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





                                  EATON VANCE CORP.
                                     (Registrant)





       DATE:  September 13, 1996                 /s/William M. Steul
                                                       (Signature)
                                                    William M. Steul
                                                 Chief Financial Officer



       DATE:  September 13, 1996                 /s/John P. Rynne
                                                      (Signature)
                                                    John P. Rynne
                                                 Corporate Controller