Form 10-K
period 1996-10-31
EATON VANCE CORP
filed 1997-01-14
CIK 350797

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 1996
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

                                                  Name of each exchange on
       Title of each class                            which registered
Non-Voting Common Stock ($0.0625 par value)       Boston Stock Exchange
Non-Voting Common Stock ($0.0625 par value)       New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
               Non-Voting Common Stock par value $0.0625 per share
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.


            Class                               Outstanding at December 31, 1996
Non-Voting Common Stock, $0.0625 par value                 9,431,559
Common Stock, $0.0625 par value                               19,360

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1996, (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.

================================================================================

                                     PART I

Item 1.  Business

The Company's principal business is creating, marketing and managing mutual funds and providing management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy years, tracing its history to two Boston-based investment managers:
Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. As of October 31, 1996, the Company managed $17.3 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

Investment Management Activities

The Company conducts its investment management and counseling business through two wholly-owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), each of which is a Massachusetts business trust registered with the Securities and Exchange Commission ("the Commission") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the "Exchange Act"), markets and sells the Eaton Vance Funds. Effective November 1, 1996, all of the business operations, employees, registered representative licenses, distribution agreements, and other assets and liabilities of Eaton Vance Distributors, Inc., were transferred to EV Distributors, Inc., also a wholly-owned subsidiary of the Company. EV Distributors, Inc. changed its name to Eaton Vance Distributors, Inc., effective November 1, 1996.

As of October 31, 1996, the Company provided investment advisory and administration services to over 160 Funds ("Funds") and to over 800 separately managed individual and institutional accounts. At that date, the Funds had aggregate net assets of $15.6 billion and the Company's separately managed accounts had aggregate net assets of $1.7 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:


                                    Fund and Separately Managed Account Assets
                                                At October 31,
                                  ---------------------------------------------
                                  1996       1995       1994     1993      1992
                                  ---------------------------------------------
Funds:                                           (in millions)
   Money Market                  $   200   $   200   $   200   $   200   $   400
   Equities                        3,100     2,400     2,300     2,200     1,600
   Bank Loans                      2,800     1,400       600       800     1,100
   Taxable Fixed Income            1,300     1,300     1,300     1,100     1,500
   Non-Taxable Fixed Income        8,200     8,900     9,000     8,900     4,600
                                 -----------------------------------------------
      Total                       15,600    14,200    13,400    13,200     9,200
                                 -----------------------------------------------
Separately Managed Accounts        1,700     1,800     1,600     2,200     2,100
                                 -----------------------------------------------
      Total                      $17,300   $16,000   $15,000   $15,400   $11,300
                                 ===============================================

Investment decisions for all but eleven of the over 160 Funds are made by portfolio managers employed by the Company and are made in accordance with each Fund's investment objectives and policies. Investment decisions for ten of the Company's international equity funds are made by Lloyd George Management, an independent investment management company based in Hong Kong. Investment decisions for the Eaton Vance Worldwide Health Sciences Fund are made by Mehta and Isaly Asset Management, Inc., an independent investment management company based in New York. The Company's portfolio management staff consists of 39 portfolio managers and analysts who have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements with each of the Funds provide for fees ranging from 45 to 95 basis points of average net assets annually for management services provided. The investment advisory agreements must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees, i.e., those unaffiliated with the management company. Amendments to the investment advisory agreements must be approved by Fund shareholders. These agreements are generally terminable upon 30 to 60 days notice without penalty.

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

The following table shows investment advisory and administration fees received for the past five years ended October 31, 1996:

                                              Investment Advisory and
                                               Administration Fees*
                                              Year ended October 31,
                                    ----------------------------------------------
                                     1996      1995      1994     1993       1992
                                    ----------------------------------------------
                                                  (in thousands)
Investment Advisory Fees - Funds   $81,473   $69,094   $68,284   $59,322   $50,776
Separately Managed Accounts          8,865     8,712     9,807     8,934     8,949
Administration Fees - Funds          7,793     4,631     4,257     3,295     4,685
                                   -----------------------------------------------
     Total                         $98,131   $82,437   $82,348   $71,551   $64,410
                                   ===============================================

* Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds.

The Company's growth has resulted from its ability to develop, offer successfully and manage effectively new funds and to increase the assets of existing Funds. The Company's strategy is to develop and manage products with clearly understood and clearly presented investment characteristics coupled with distribution arrangements that are attractive to third-party distributors of the Funds.

In 1993, the Company introduced the Hub and Spoke structure. Hub and Spoke is a two-tiered arrangement in which mutual funds (Spokes) with substantially identical investment objectives pool their assets by investing in a common portfolio (Hub). Eaton Vance used Hub and Spoke to introduce four distinct mutual fund families (Traditional, Marathon, Classic and Medallion), with each family having its own prospectus, sales literature, product design and distribution structure (see Marketing and Distribution of Fund Shares below). The structure is intended to benefit fund shareholders through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the broker/dealers and their clients. The Company has converted most of its Funds to the Hub and Spoke structure.

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

In July, 1996, the directors of the Medical Research Investment Fund, Inc., approved the conversion of the Fund to the Hub and Spoke structure and engaged EVM as administrator and EVD as distributor. As part of the conversion, the fund changed its name to EV Traditional Worldwide Health Sciences Fund and became a member of the Eaton Vance Family of Funds. The Fund, which concentrates investments in equity securities of domestic and foreign companies engaged in research and the health care industry, has been managed since inception by Mehta and Isaly Asset Management, Inc. ("Mehta and Isaly"), an independent New York-based management company. Mehta and Isaly continues to act as adviser to the Fund under Eaton Vance's sponsorship.

Investment Advisory Agreements and Distribution Plans

Each Eaton Vance Fund (excluding those managed by LGM and Mehta and Isaly) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall management services to each of the Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies. The investment advisory agreements are approved by Fund shareholders and their continuance must be approved annually by the trustees of the respective Funds, including a majority of the Independent Trustees. Amendments to the investment advisory agreements must be approved by Fund shareholders.

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

Marketing and Distribution of Fund Shares

The Company markets and distributes the Funds through EVD. EVD sells the Funds through a retail network of national and regional dealers, including those affiliated with banks, insurance companies and financial planners. Although the firms in the Company's retail distribution network have entered into a selling agreement with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1996, 1995 and 1994 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 37%, 42% and 56%, respectively, of the Company's fund sales volume. EVD currently maintains a sales force of more than 30 wholesalers and 30 sales assistants. Wholesalers and their assistants work closely with the retail distribution network to assist in selling Eaton Vance Funds.

While a substantial majority of sales are made through national and large regional firms, in 1990 the Company embarked on a program to broaden its channels of distribution by establishing the Independent Financial Institutions sales force, a separate wholesaling force focusing on banks and financial planners.

EVD currently sells its U.S.  registered  Funds under three separate  commission
structures:   1)  front-end  load  commission   (Traditional);   2)  spread-load
commission (Marathon); and 3) level-load commission (Classic).

In the front-end load commission structure (Traditional), the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the Fund shares sold. The Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets.

In the spread-load commission structure (Marathon), EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four to six year period. The shareholder pays a contingent sales charge to EVD in the event shares are redeemed within a four, five or six year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The Commission has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets.

In the level-load commission structure (Classic), the shareholder pays no front-end commissions or contingent deferred sales charges after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to the spread-load Funds, equal to 75 basis points of average net assets of the Fund. Service fees are paid by the Fund to EVD in the first year and to authorized firms in subsequent years, at an annual rate not to exceed 25 basis points of average net assets. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

In addition to its U.S. registered Funds, the Company also sponsors a family of Cayman Island domiciled off-shore funds known as the EV Medallion family of funds. The Medallion funds are sold by certain dealer firms through EVD to non-U.S. persons with commission structures similar to U.S. registered funds. The Company earns distribution, administration and advisory fees directly or indirectly from the Medallion Funds.

Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1996 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total revenue of the Company.

Competitive Conditions

The  Company  is  subject  to  substantial  competition  in all  aspects  of its business. The Company's ability to market investment products is highly dependent on access to the retail distribution systems of national and regional securities dealer firms, banks and independent financial planners which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in gaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company's business.

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

Regulation

EVM and BMR are each registered with the Commission under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Each Eaton Vance Fund is registered with the Commission under the Investment Company Act of 1940. Each Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM's or BMR's engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

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

The Company's officers, directors and employees may from time to time own securities which are held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest.

Employees

On October 31, 1996, the Company and its wholly-owned subsidiaries had 362 full-time employees. On October 31, 1995, the comparable figure was 361.

Item 2. Properties

(a) Northeast Properties, Inc., a wholly-owned subsidiary of the Company, owns various investment properties including an office building located at 24 Federal Street in Boston in which the Company is the primary tenant. For information with respect to the properties, reference is made to Schedule III and Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1996 Annual Report to Shareholders (Exhibit 13.1 hereto), which are incorporated herein by reference.

(b) The Company presently owns 100% of the capital stock of Energex Energy Corporation, which owns interests in certain oil and gas properties.

Item 3. Legal Proceedings

Certain of the Company's subsidiaries are subject to legal proceedings arising in the ordinary course of business. On the basis of information presently available and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such legal proceedings will not have a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

The Company's Voting Common Stock, $0.0625 par value, is not traded and is held by five Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.0625 par value, is traded on the Boston Stock Exchange and the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1996, was 985. The additional information required to be disclosed in Item 5 is found on page 4 of the Company's 1996 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Eaton Vance Corp.", and is incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data appearing under the caption "Five Year Summary" on page 11 of the Company's 1996 Annual Report to Shareholders, furnished as Exhibit
13.1 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations appearing on pages 12 through 16 of the Company's 1996 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 17 through 32 of the Company's 1996 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 1996.


Name                      Age               Position
--------------------------------------------------------------------------------
Landon T. Clay            70     Chairman of the Board of Directors
M. Dozier Gardner         63     Vice Chairman of the Board of Directors
James B. Hawkes           55     President, Chief Executive Officer and Director
Benjamin A. Rowland, Jr.  61     Vice President and Director
John G. L. Cabot          62     Director
Ralph Z. Sorenson         63     Director
Alan R. Dynner            56     Vice President and Chief Legal Officer
Thomas Otis               65     Vice President and Secretary
Laurie G. Russell         30     Vice President and Internal Auditor
John P. Rynne             54     Vice President and Corporate Controller
William M. Steul          54     Vice President and Chief Financial Officer


Eaton Vance Corp. was formed as a holding company by its subsidiary, Eaton & Howard, Vance Sanders, Inc., in February, 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and reorganized as Eaton Vance Management in October, 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this paragraph, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. In general, the following officers hold their positions for a period of one year or until their successors are duly chosen or elected.

Mr. Clay has been Chairman of the Board since 1971. He was Chief Executive Officer of the Company from October, 1971 until October, 1990 and a Vice
President of the Company from November, 1968 until October, 1971. Mr. Clay serves as a member of the Management Committee established by the Company's Board of Directors. Mr. Clay is an officer, trustee, director or general partner of three registered investment companies of which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is Vice President and Director of Fulcrum Management, Inc., and MinVen, Inc., both wholly-owned subsidiaries of Eaton Vance Corp. Mr. Clay is a Director of ADE Corp. (a manufacturer of non-contact measuring devices).

Mr. Gardner was elected Vice Chairman of the Board of Directors in October, 1996. He was Chief Executive Officer of the Company from October, 1990 to October, 1996 and President of the Company from October 1979 to October, 1996. He has been a Director since July, 1970. Mr. Gardner serves as a member of the Management and Compensation Committees established by the Company's Board of Directors. Mr. Gardner is an officer or trustee of 16 registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Hawkes was elected President and Chief Executive Officer in October, 1996. He was Executive Vice President of the Company from January, 1990 to October, 1996 and a Vice President of the Company from June, 1975 to January, 1990. He has been a Director since January, 1982. Mr. Hawkes serves as a member of the Management Committee established by the Company's Board of Directors. Mr. Hawkes is an officer, trustee or director of 73 registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is also a Director of Eaton Vance Distributors, Inc., a wholly-owned subsidiary of Eaton Vance Management.

Mr. Rowland has been a Vice President of the Company since April, 1969 and a Director since January, 1982. He serves as a member of the Management Committee established by the Company's Board of Directors. Mr. Rowland is a Director of Energex Energy Corporation, a wholly-owned subsidiary of Eaton Vance Corp., Northeast Properties, Inc., a wholly-owned subsidiary of Eaton Vance Management, and Eaton Vance Distributors, Inc.

Mr. Cabot has served as a Director of the Company since March, 1989. He is Chairman of the Audit Committee and serves as a member of the Compensation and Option Committees established by the Company's Board of Directors.

Mr. Sorenson has served as a Director of the Company since March, 1989. He is Chairman of the Compensation Committee and serves as a member of the Audit and Option Committees established by the Company's Board of Directors.

Mr. Dynner joined the Company as Vice President and Chief Legal Officer of the Company in November, 1996. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. From February, 1994 to September, 1995 he was Executive Vice President of Newberger & Berman Management, Inc., a mutual fund management company. Mr. Dynner is a member of the Management Committee established by the Company's Board of Directors.

Mr. Otis has been Secretary since October, 1969 and a Vice President of the Company since April, 1973. He has been the Company's counsel since 1966.

Ms. Russell has been a Vice President and Internal Auditor of the Company since June, 1994. Prior to joining the Company, Ms. Russell was a Senior Accountant with Deloitte & Touche LLP.

Mr. Rynne has been a Vice President and Corporate Controller of the Company since January, 1984.

Mr. Steul has been a Vice President and Chief Financial Officer of the Company since December, 1994. Prior to joining the Company, Mr. Steul was Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation. Mr. Steul is a member of the Management Committee established by the Company's Board of Directors. Mr. Steul is also a Director of Eaton Vance Distributors, Inc. and Northeast Properties, Inc.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers and directors were complied with for the 1996 fiscal year.

Item 11. Executive Compensation

(A) Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                           Long Term
                                                                                          Compensation
                                                                                         ---------------
                                                Annual Compensation                           Awards
                                      -------------------------------------------------------------------------------
                                                                          Other Annual   Securities    All Other
                                                                          Compensation   Underlying   Compensation
                                    Year        Salary         Bonus(1)       (2)          Options          (3)
                                  -----------------------------------------------------------------------------------
Name and Principal Position                       ($)            ($)          ($)            (#)          ($)
---------------------------------------------------------------------------------------------------------------------
James B. Hawkes                     1996        375,000        520,000       4,703          10,000       30,000
Chief Executive Officer
                                    1995        350,000        391,460       4,488            -          23,783
                                    1994        330,000        550,413         723            -          30,000
---------------------------------------------------------------------------------------------------------------------
Landon T. Clay                      1996        290,000        229,380      18,758            -          30,000
Chairman of the Board
                                    1995        365,000        217,374       8,614            -          23,753
                                    1994        350,000        273,648      15,291            -          30,000
---------------------------------------------------------------------------------------------------------------------
M. Dozier Gardner                   1996        360,577        444,891       9,034            -          30,000
Vice Chairman of the Board
                                    1995        385,000        333,014       8,618            -          23,783
                                    1994        365,000        344,046       3,346            -          30,000
---------------------------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.            1996        250,000        429,380        -               -          30,000
Vice President
                                    1995        255,000        181,460        -              5,000       23,255
                                    1994        240,000        200,000        -              4,000       30,000
---------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker                 1996        225,000        428,557       9,034           6,000       30,000
President, EVD
                                    1995        220,000        277,409       8,618            -          23,871
                                    1994        198,000        411,245       3,346            -          30,000
---------------------------------------------------------------------------------------------------------------------

(1) Bonuses include payments in lieu of option grants to Mr. Clay of $29,380, $35,520 and $43,520 in 1996, 1995 and 1994, respectively. Mr. Gardner and Mr. Rowland also received bonuses in lieu of option grants in 1996 totaling $44,070 and $29,380, respectively.

(2) The amounts appearing under "Other Annual Compensation" represent the 10% discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

(3)  The   amounts   appearing   under   "All  Other   Compensation"   represent
     contributions by the Company to the Company's Profit Sharing, Supplemental Profit Sharing and 401(k) Plans.

(B) Option Grants in Last Fiscal Year

The following table summarizes stock option grants during 1996 to the named executive officers.

                                                                                              Potential Realizable
                                                                                             Value at Assumed Annual
                                                                                              Rates of Stock Price
                                                                                             Appreciation for Option
                                                                                                    Term (1)
                                                                                            --------------------------
                                                   Percentage
                                     Number of       of Total
                                    Securities       Options
                                    Underlying      Granted to     Exercise
                                      Options      Employees in     Price      Expiration
          Name                        Granted      Fiscal Year    ($/Share)       Date         5% ($)       10% ($)
---------------------------------------------------------------------------------------------------------------------
James B. Hawkes                          10,000          7%        31.075      12/15/00       85,854       189,716
Landon T. Clay                       None (Cash          -           -             -            -             -
                                  bonus in lieu
                                    of options)
M. Dozier Gardner                    None (Cash          -           -             -            -             -
                                  bonus in lieu
                                    of options)
Benjamin A. Rowland, Jr.             None (Cash          -           -             -            -             -
                                  bonus in lieu
                                    of options)
Wharton P. Whitaker                       6,000          4%        28.250      12/15/00       46,830       103,481


(1) Amounts calculated using 5% and 10% assumed annual rates of stock price appreciation represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. Actual gains, if any, on stock option exercises will depend on the future performance of the Company's stock and the dates on which the options are exercised.

(C) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock options exercised during 1996 and stock options held as of October 31, 1996 by the named executive officers.

                                                                     Number
                                  Shares                          of Securities              Value of Unexercised
                                 Acquired       Value          Underlying Unexercised       In-the-Money Options at
                                on Exercise   Realized       Options at Fiscal Year End        Fiscal Year End (1)
                              -----------------------------------------------------------------------------------------
                                                             Exercisable    Unexercisable   Exercisable   Unexercisable
         Name                       (#)          ($)             (#)             (#)            ($)             ($)
-----------------------------------------------------------------------------------------------------------------------
James B. Hawkes                    18,297      380,285         123,843          25,103       3,072,479        446,873
Landon T. Clay                     22,956      488,596               0               0               0              0
M. Dozier Gardner                  39,267      872,511          20,137           4,027         426,824         85,356
Benjamin A. Rowland, Jr.           12,082      263,194          22,352           3,021         512,765         55,846
Wharton P. Whitaker                 6,041      129,930          33,184           3,021         784,189         64,033

(1) Based on the fair market value of the Company's common stock on October 31, 1996 ($43.75) as reported on the New York Stock Exchange, less the option exercise price.

(D) Compensation of Directors

Directors not otherwise employed by the Company receive a retainer of $4,000 per quarter and $750 per meeting. During the fiscal year ended October 31, 1996, John G.L. Cabot and Ralph Z. Sorenson each received $25,000; in addition, each was granted options for 885 shares.

(E) Compensation Committee Interlocks and Insider Participation

M. Dozier Gardner, Vice Chairman of the Board, is a member of the Compensation Committee of the Board of Directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(A) Common Stock

All outstanding shares of the Company's Common Stock, $0.0625 par value, (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 1996), Landon T. Clay (Chairman of the Board of Directors of the Company), M. Dozier Gardner (Vice Chairman of the Board of Directors of the Company), James B. Hawkes (President, Chief Executive Officer and a Director of the Company), Benjamin A. Rowland, Jr. (a Vice President and a Director of the Company) and Thomas E. Faust, Jr. (a Vice President of the Company). The Voting Trust (a copy of which is incorporated by reference as Exhibit 9.1 hereto) expires December 31, 1997. The Voting Trustees have unrestricted voting rights for the election of the Company's directors. At December 31, 1996, the Company had outstanding 19,360 shares of Common Stock. Inasmuch as the five Voting Trustees of said Voting Trust have unrestricted voting rights with respect to said Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there be three or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of said Voting Trustees is 24 Federal Street, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at December 31, 1996, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 19,360 shares of the Common Stock then outstanding:

                                                        Number of Shares
                                                           of Voting
                                                          Common Stock
                                                            Covered by      % of
Title of Class                       Name                    Receipts      Class
--------------------------------------------------------------------------------
Voting Common Stock              Landon T. Clay                4,640         24%
Voting Common Stock              M. Dozier Gardner             4,640         24%
Voting Common Stock              James B. Hawkes               4,640         24%
Voting Common Stock              Benjamin A. Rowland, Jr.      2,920         15%
Voting Common Stock              Thomas E. Faust, Jr.          2,520         13%

Messrs. Clay, Gardner, Hawkes and Rowland are all officers and Directors of the Company and Voting Trustees of the Voting Trust; Mr. Faust is an officer of the Company and Voting Trustee of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment by the Company of a holder of the Voting Trust Receipts, they must be offered to the Company at book value. Similar restrictions exist with respect to the Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

(B) Non-Voting Common Stock

The Articles of Incorporation of Eaton Vance Corp. ("EVC") provide that EVC's Non-Voting Common Stock, $0.0625 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 1996, the officers and directors of EVC, as a group, beneficially owned 2,845,391 shares of such Non-Voting Common Stock or 29.56% of the 9,626,710 shares then outstanding. (Such figures include 195,151 shares subject to options exercisable within 60 days and is based solely upon information furnished by the officers and directors.)

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Non-Voting Common Stock,
(ii) each director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 1996 (such investment power being sole unless otherwise indicated):

                                                     Amount of Beneficial  Percentage of
     Title of Class          Beneficial Owners           Ownership (a)       Class (b)
------------------------------------------------------------------------------------
Non-Voting Common Stock      Landon T. Clay            1,789,476 (d)(g)       18.97
Non-Voting Common Stock      M. Dozier Gardner           370,982 (c)(f)        3.92
Non-Voting Common Stock      James B. Hawkes             303,846 (c)(d)(f)     3.19
Non-Voting Common Stock      Benjamin A. Rowland,Jr.     212,467 (c)(e)        2.25
Non-Voting Common Stock      Wharton P. Whitaker          64,437 (c)           0.68
Non-Voting Common Stock      John G. L. Cabot             22,766 (c)(h)        0.24
Non-Voting Common Stock      Ralph Z. Sorenson             8,869 (c)           0.09

(a)  Based solely upon information furnished by the officers and directors.

(b) Based on 9,431,559 outstanding shares plus options exercisable within 60 days of 24,164 for Mr. Gardner, 106,032 for Mr. Hawkes, 16,915 for Mr. Rowland, 19,263 for Mr. Whitaker, 2,538 for Mr. Cabot and 2,538 for Mr. Sorenson.

(c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer and director as listed in Note (b) above.

(d) Includes 6,599 shares held by Mr. Hawkes' daughter and 2,500 shares held by Mr. Clay's children.

(e) Includes 1,200 shares owned by Mr. Rowland's spouse as to which Mr. Rowland disclaims beneficial ownership.

(f) Includes 37,609 shares owned by Mr. Gardner's spouse, and 11,645 shares owned by Mr. Hawkes' spouse.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

(g) Includes 1,045 shares held in the trust of Profit Sharing Retirement Plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay. Also includes 6,355 shares held in trust of Profit Sharing Retirement Plan for employees of LTC Corp., wholly owned by Mr. Clay.

(h) Includes 4,000 shares held in a Family Limited Partnership and 2,000 shares held in a Grantor Retained Annuity Trust.

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

In addition to the above, MinVen, Inc. ("MinVen"), a wholly-owned subsidiary of the Company, has acquired a general partnership interest in the general partner of VenturesTrident II. This acquisition required MinVen to pay $748,235 to such general partner.

The general partner of VenturesTrident II is Fulcrum Management Partners II, L.P. ("Fulcrum Partners II"), a Delaware Limited Partnership of which Landon T. Clay (the Company's Chairman of the Board and principal stockholder) and MinVen, Inc. are the general partners. MinVen owns a 82.13% interest in Fulcrum Partners II, and Mr. Clay owns a 3.87% interest therein. The Company, by reason of MinVen's 82.13% interest in Fulcrum Partners II, indirectly owns an additional 16.43% interest in VenturesTrident II. VenturesTrident II has entered into a service agreement with Fulcrum Management, Inc. ("Fulcrum Management"), a wholly-owned subsidiary of the Company, whereby Fulcrum Management will provide management and administration services to VenturesTrident II for a quarterly fee equal to .675% of VenturesTrident II's aggregate committed capital.

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

All net operating income and losses and all net realized capital gains and losses of VenturesTrident II with respect to each of its fiscal years will generally be allocated 80% to the limited partners (which include the Company, Mr. Clay, Mr. Clay's minor children and the other two directors of the Company who own limited partnership interests) of VenturesTrident II and 20% to Fulcrum Partners II (of which Mr. Clay owns a 3.87% interest and the Company owns through MinVen a 82.13% interest). Mr. Clay is an officer and director of both MinVen and Fulcrum Management.

(B) Certain Business Relationships

Landon T. Clay, M. Dozier Gardner and James B. Hawkes, each of whom is a director and executive officer of the Company, are officers and directors, trustees or general partners of various investment companies for which the Company's wholly-owned subsidiary, Eaton Vance Management or Boston Management and Research, serves as investment adviser and for which Eaton Vance Distributors, Inc. (a wholly-owned subsidiary of Eaton Vance Management) acts as principal underwriter; such investment companies make substantial payments to Eaton Vance Management or Boston Management and Research for advisory and management services and substantial payments to Eaton Vance Distributors, Inc. under their distribution plans.

(C) Indebtedness of Management

In 1995, the Company increased to $10,000,000 the amount of money in the Executive Loan Program which is available for loans to certain key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $3,221,000 at October 31, 1996.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1995, in an aggregate amount in excess of $60,000:

                       Largest Amount of        Loans          Rate of Interest
                       Loans Outstanding    Outstanding as   Charged on Loans as
                        Since 11/1/95         of 12/31/96        of 12/31/96
--------------------------------------------------------------------------------
Landon T. Clay             $154,805          $  76,969                 8.06% (1)
M. Dozier Gardner           678,180            656,185          6.22%- 8.06% (2)
James B. Hawkes             590,982            527,462          5.31%- 8.06% (3)
H. Day Brigham, Jr.         332,300            315,100          5.31%- 8.06% (4)
Wharton P. Whitaker         221,070            157,501                 6.77% (5)
John P. Rynne               114,745            113,245           5.74%-8.28% (6)

(1)  8.06% interest payable on $76,969 principal amount of loan.

(2) 6.22% interest payable on $88,000 principal amount of loan, 7.55% interest payable on $138,600 principal amount, 8.06% interest payable on $76,969 principal amount, 6.36% interest payable on $250,244 principal amount, and 7.07% interest payable on $102,372 principal amount.

(3) 5.31% interest payable on $156,888 principal amount, 5.74% interest payable on $63,102 principal amount, 6.11% interest payable on $99,000 principal amount, 7.61% interest payable on $38,500 principal amount, 8.06% interest payable on $69,972 principal amount and 6.77% interest payable on $100,000 principal amount.

(4) 5.31% interest payable on $177,100 principal amount of loan, 6.11% interest payable on $79,200 principal amount, and 8.06% interest payable on $58,800 principal amount.

(5)  6.77% interest payable on $157,501 principal amount.

(6) 5.74% interest payable on $13,500 principal amount of loan, 7.32% interest payable on $42,000 principal amount of loan, 8.28% interest payable on $26,250 principal amount of loan, and 7.12% interest payable on $31,495 principal amount of loan.

                                     PART IV

Item 14. Exhibits and Financial Statement Schedules

(1) The following consolidated financial statements of Eaton Vance Corp. and report of independent accountants, included on pages 17 through 32 of the Annual Report, are incorporated by reference as a part of this Form 10-K:


                                                                        Separate
                                                                        Document
Eaton Vance Corp. 1996 Annual Report to Shareholders                 Page Number
--------------------------------------------------------------------------------
Consolidated Statements of Income for each of the three
years in the period ended October 31, 1996                                17

Consolidated Balance Sheets as of October 31, 1996 and 1995            18-19

Consolidated Statements of Cash Flows for each of the three
years in the period ended October 31, 1996                                20

Consolidated Statements of Shareholders' Equity for each
of the three years in the period ended October 31, 1996                21-22

Notes to Consolidated Financial Statements                             23-31

Independent Auditors' Report                                              32


(2) The following financial statement schedules and independent accountants' report are filed as part of this Form 10-K and are located on the following pages:


 Description                                                         Page Number
--------------------------------------------------------------------------------

Independent Auditors' Report on Financial Statement Schedules             21


Schedule II Valuation and Qualifying Accounts                             22

Schedule III Real Estate and Accumulated Depreciation                  23-24

All other schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.


(3) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index and is incorporated herein by reference.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996, and have issued our report thereon dated November 26, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 26, 1996

Eaton Vance Corp.
Valuation and Qualifying Accounts
                                                                     Schedule II

Years Ended October 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------------------------------
                                                            Additions
                                           Balance at      Charged to
                                           Beginning        Costs and                       Balance at
                  Description               of Year         Expenses        Deductions      End of Year
-------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
assets to which they apply:
   Allowance for doubtful  accounts on
   notes receivable and receivables from
   affiliates:

Year ended October 31:
            1996                            $1,200,000      $  300,000      $  725,000      $  775,000
            1995                            $  800,000      $  400,000            --        $1,200,000
            1994                            $  800,000            --              --        $  800,000

Eaton Vance Corp.
Real Estate and Accumulated Depreciation                            Schedule III

October 31, 1996
--------------------------------------------------------------------------------
                                               Initial Cost             Costs
                                           --------------------      Capitalized
                                                                   Subsequent to
                                                                     Acquisition
     Description        Encumbrances       Land       Buildings   (Improvements)
--------------------------------------------------------------------------------
Shopping center -
  Goffstown, NH                 --     $   244,532   $ 1,373,276   $ 5,923,211

Shopping mall and
office building -
  Troy, NY               $ 2,564,722       834,100     4,033,921     3,172,924

Office building -
  Boston, MA                    --         280,800     4,009,836     1,749,211

Warehouses:
  Colonie, NY              2,179,786       137,966     1,596,385       611,947
  Springfield, MA          1,349,184       145,833     1,967,684       193,338

Commercial land -
  Boston, MA                    --          78,203          --            --
                         -------------------------------------------------------

Total                    $ 6,093,692   $ 1,721,434   $12,981,102   $11,650,631
                         =======================================================


                              Gross Carrying Amount
                               October 31, 1996 (1)
                           ----------------------------
                                                                Accumulated     Date of      Date         Depreciable
     Description               Land           Buildings        Depreciation   Construction  Acquired          Life
----------------------------------------------------------------------------------------------------------------------
Shopping center -
  Goffstown, NH          $   244,532       $ 7,296,487       $ 2,009,506       1973       10/17/83         30 yrs.
Shopping mall and
office building -
  Troy, NY                   834,100         7,206,845         1,579,143       1978       05/01/87         31.5 yrs.

Office building -
  Boston, MA                 280,800         5,759,047         2,394,904       1920       10/31/90         20 yrs.

Warehouses:
  Colonie, NY                137,966         2,208,332           730,845       1964       11/13/84         30 yrs.
  Springfield, MA            145,833         2,161,022           819,883       1974       11/02/84         30 yrs.

Commercial land -
  Boston, MA                  78,203              --                --         N/A        01/08/88           N/A
                         ---------------------------------------------------------------------------------------------
Total                      1,721,434       $24,631,733       $ 7,534,281
                         ===============================================


(1) The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.

Eaton Vance Corp.
Real Estate and Accumulated Depreciation  (Continued)               Schedule III

Years Ended October 31, 1996, 1995 and 1994
-------------------------------------------------------------------------------------------------

                                                           1996             1995           1994
                                                       --------------------------------------------
Land and Buildings:

Gross carrying amount, beginning of year                $ 30,288,033    $ 29,812,704   $ 29,447,609
     Additions during period:
          Improvements                                     1,650,801         475,329        365,095
     Deductions during period:
         Reclassification of asset held for sale (1)      (5,585,667)           --             --
                                                        -------------------------------------------
Gross carrying amount, end of year                      $ 26,353,167    $ 30,288,033   $ 29,812,704
                                                        ===========================================

Accumulated depreciation, beginning of year             $  8,424,489    $  7,510,277   $  6,594,381
     Additions during period:
          Depreciation                                       918,105         914,212        915,896
     Deductions during period:
          Reclassification of asset held for sale (1)     (1,808,313)           --             --
                                                        -------------------------------------------
Accumulated depreciation, end of year                   $  7,534,281    $  8,424,489   $  7,510,277
                                                        ===========================================

(1) In the fourth quarter of 1996, the Company committed to a plan to sell an office building located in Boston, Massachusetts and recognized a pre-tax impairment loss of $1.3 million based on the estimated net realizable value of the property (estimated fair value less estimated selling costs). Estimated fair value of the property was calculated using market appraisals and other available valuation techniques. At October 31, 1996, the property was reclassified as a current asset held for sale for financial reporting purposes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EATON VANCE CORP.


                                               /s/ James B. Hawkes
                                               ---------------------------
                                               James B. Hawkes
                                               President, Director and Principal
                                               Executive Officer

                                               January 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:


      /s/ Landon T. Clay               Chairman and Director             January 8, 1997
     ---------------------------
      Landon T. Clay

      /s/ M. Dozier Gardner            Vice Chairman and Director        January 8, 1997
     ---------------------------
      M. Dozier Gardner

     /s/ James B. Hawkes               President, Director and           January 8, 1997
     ---------------------------
     James B. Hawkes                   Principal Executive Officer

     /s/ William M. Steul              Chief Financial Officer           January 8, 1997
     ---------------------------
      William M. Steul

      /s/ John P. Rynne                Corporate Controller              January 8, 1997
     ---------------------------
     John P. Rynne

     /s/ Benjamin A. Rowland, Jr.      Director                          January 8, 1997
     ---------------------------
     Benjamin A. Rowland, Jr.

      /s/ John G.L. Cabot              Director                          January 8, 1997
     ---------------------------
     John G.L. Cabot

      /s/ Ralph Z. Sorenson            Director                          January 8, 1997
     ---------------------------
     Ralph Z. Sorenson

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

4.1 The rights of the holders of the Company's Common Stock, par value $.0625 per share, and Non-Voting Common Stock, par value $.0625 per share, are described in the Company's Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company's By-Laws (particularly Article II thereof). See Exhibits 3.1, 3.2, 3.3 and 3.4 above as incorporated herein by reference.

9.1 Copy of the Voting Trust Agreement made as of December 31, 1996 is filed herewith.

10.1 Description of Performance Bonus Arrangement for Members of Investment Division of Eaton Vance Management has been filed as Exhibit 10.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.2 Description of Incentive Bonus Arrangement for Marketing Personnel of Eaton Vance Distributors, Inc. has been filed as Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit
 No.      Description

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

10.5 Description of 1990 Performance and Retention of Officers Pool (bonus plan to reward key officers of Eaton Vance Management and Eaton Vance Distributors, Inc.) of Eaton Vance Corp. has been filed as Exhibit
          10.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.9 Copy of 1995 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 12, 1995, has been filed as Exhibit 10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.10 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on October 12, 1995, has been filed as Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit
 No.      Description

10.11 Copy of 1995 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company's Directors on October 12, 1995, has been filed as Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.12 Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company's Directors on October 9, 1996, is filed herewith.

11.1 Statement of Computation of average number of Shares outstanding (filed herewith).

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1996 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 1996 (filed herewith).

23.1      Independent Auditors' Consent (filed herewith).

27.1 Financial Data Schedule as of October 31, 1996 (filed herewith - electronic filing only).

99.2      List  of  Eaton  Vance  Corp.  Open  Registration   Statements  (filed
          herewith).