Form 10-Q/A
period 1996-04-30
EATON VANCE CORP
filed 1997-01-23
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 30,1996
Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

         MARYLAND                                 04-2718215
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

24 Federal Street, Boston, Massachuset            02110
(Address of principal executive offices)	      (Zip Code)

(617) 482-8260
(Registrants telephone number, including area code)




Item 4.  Submission of Matters to a Vote of Security Holders


A special meeting in lieu of the annual meeting of Eaton Vance Corp. was held at the principal office of the corporation on April 10, 1996. All of the outstanding Voting Common Stock, namely 19,360 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock. No shares abstained or were witheld or were voted against any such matter.

1)	The Annual Report to Stockholders of the corporation for the fiscal year ended October 31, 1995 was received and approved.

2)	The following individuals were elected as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

		H. Day Brigham, Jr.
		John G. L. Cabot
		Landon T. Clay
		M. Dozier Gardner
		James B. Hawkes
		Benjamin A. Rowland, Jr.
		Ralph Z. Sorenson

3)	The firm of Deloitte & Touche LLP was selected as the auditors to audit the books of the corporation for its fiscal year ended October 31, 1996.

4)	The 1995 Stock Option Plan adopted by the Board of Directors on October
12, 1995 pursuant to which Director Options, Incentive Options and
Nonstatutory Options with respect to an aggregate of 600,000 shares of Non-Voting Common Stock of the corporation may be granted by the Option Committee of the Board of Directors at the prices set forth or referred to in the Plan was approved. The issuance of Director Options, Incentive
Options and Nonstatutory Options pursuant to and in accordance with the Plan was

5)	The 1986 Employee Stock Purchase Plan, Restatement No. 5, adopted by the
Board of Directors on January 6, 1995, pursuant to which rights to purchase up to 412,000 shares of the Non-Voting Common Stock, par value $.0625 per share, of the corporation may be granted to eligible employees upon the terms and the purchase price set forth in the Plan was approved. The grant of rights pursuant to and in accordance with the Plan was also approved.

6)	The 1992 Incentive Plan - Stock Alternative, Restatement No. 1, adopted by the Board of Directors on January 5, 1996, reflecting a reduction in the holding period from two years to one year and the other changes described to the meeting, was approved.

7)	The issuance of Non-Voting Common Stock of the corporation pursuant to and in accordance with the 1995 Stock Option Plan and options granted thereunder, pursuant to the 1986 Employee Stock Purchase Plan, Restatement No. 5, and pursuant to the 1992 Incentive Plan - Stock Alternative, Restatement No. 1 was approved.

8)	The acts of the Directors since the previous special meeting in lieu of the annual meeting of stockholders held on January 6, 1995 were ratified.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

							EATON VANCE CORP.

DATE:	January 23, 1997					/s/ William M. Steul
							(Signature)

							William M. Steul
							Chief Financial Officer