Form 10-Q
period 1997-01-31
EATON VANCE CORP
filed 1997-03-13
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

        Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the period ended January 31, 1997           Commission File No. 1-8100


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

Indicate  by check-mark whether the registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]   No [    ]



   Shares outstanding as of January 31, 1997:
    Voting Common Stock - 19,360 shares
    Non-Voting Common Stock - 9,415,146 shares



                            Page 1 of 19 pages





















                             PART I


                      FINANCIAL INFORMATION


























                               -2-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                       January 31,  October 31,
                                          1997         1996
ASSETS:                                    (in thousands)

CURRENT ASSETS:
  Cash and equivalents                $  40,593        $  55,583
  Short-term investments                 76,464           60,792
  Investment adviser fees and other
   receivables                            9,658            7,650
  Asset held for sale                     2,500            2,500
  Other current assets                    3,348            3,547

          Total current assets          132,563          130,072


OTHER ASSETS:
  Investments:
    Real estate                          18,465           18,541
    Investments in affiliates             9,668            9,565
    Investment companies                  9,974            8,965
    Other investments                     5,139            5,763
  Notes receivable and receivables
   from affiliates                        1,190            1,241
  Deferred sales commissions            174,290          180,283
  Equipment and leasehold improvements,
   net of accumulated depreciation and
   amortization of $4,915 and $4,713,
   respectively                           2,851            2,828
  Goodwill, net of accumulated
   amortization of $3,083 and $2,924,
   respectively                           2,845            3,004

          Total other assets            224,422          230,190

  Total assets                        $ 356,985        $ 360,262




                  See notes to consolidated financial statements









                               -3-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Balance Sheets (unaudited) (continued)

                                       January 31,  October 31,
                                          1997         1996
LIABILITIES AND SHAREHOLDERS' EQUITY   (in thousands, except
                                           share figures)

CURRENT LIABILITIES:
  Accrued compensation                $   3,709       $  10,981
  Accounts payable and accrued
   expenses                               8,209           7,839
  Dividend payable                        1,890           1,881
  Current portion of mortgage notes       1,536           1,545
   payable
  Other current liabilities               1,497           1,835

          Total current liabilities      16,841          24,081


OTHER LIABILITIES:
  6.22% Senior Note                      50,000          50,000
  Mortgage notes payable                  4,499           4,549

          Total other liabilities        54,499          54,549

Deferred income taxes                    68,581          70,852

Commitments and contingencies                 -               -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.0625 per
   share - Authorized, 80,000 shares,
   Issued, 19,360 shares                      1               1
  Non-voting common stock, par value
   $.0625 per share - Authorized,
   11,920,000 shares, Issued,
   9,415,146 and 9,364,788 shares,
   respectively                             588             585
  Additional paid-in capital             35,362          36,788
  Notes receivable from stock option
   exercises                             (3,365)         (3,221)
  Unrealized gain on investments          3,312           3,598
  Retained earnings                     181,166         173,029

         Total shareholders' equity     217,064         210,780

   Total liabilities and
    shareholders' equity              $ 356,985       $ 360,262


         See notes to consolidated financial statements




                               -4-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Statements of Income (unaudited)
                                         Three Months Ended
                                            January 31,
                                         1997         1996
REVENUE:                             (in thousands, except per
                                           share figures)
  Investment adviser and
   administration fees               $  27,472      $  23,701
  Distribution income                   18,503         19,430
  Income from real estate activities       763            901
  Other income                             854            466

          Total revenue                 47,592         44,498

EXPENSES:
  Compensation of officers and
   employees                            11,488         10,472
  Amortization of deferred sales
   commissions                          13,320         12,637
  Other expenses                         7,345          7,761

           Total expenses               32,153         30,870

OPERATING INCOME                        15,439         13,628

OTHER INCOME (EXPENSE):
  Interest income                          840            971
  Interest expense                        (902)          (941)
  Gain on sale of investments            1,302            575
  Equity in net income of affiliates       103          1,667

INCOME BEFORE INCOME TAXES              16,782         15,900

INCOME TAXES                             6,755          6,102

NET INCOME                           $  10,027      $   9,798


Earnings per share                   $    1.03      $    1.04

Dividends declared, per share        $    0.20      $    0.17

Average common shares outstanding        9,747          9,417


         See notes to consolidated financial statements





                               -5-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Statements of Cash Flows (unaudited)
                                       Three Months Ended
                                              January 31,
                                         1997         1996
                                           (in thousands)

Cash and equivalents, beginning of   $  55,583     $  67,650
period

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              10,027         9,798
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Equity in net income of affiliates      (103)       (1,667)
  Deferred income taxes                 (2,025)          (67)
  Amortization of deferred sales        13,320        12,637
   commissions
  Depreciation and other
   amortization                            618           586
  Payment of sales commissions         (15,222)      (14,545)
  Capitalized sales charges received     7,850         8,589
  Gain on sale of investments           (1,302)         (575)
  Change in accrued compensation        (7,272)       (6,114)
  Changes in other assets and
   liabilities                          (1,694)       (1,570)

Net cash provided by operating
 activities                              4,197         7,072

CASH FLOWS FROM INVESTING
ACTIVITIES:
 Additions to real estate, equipment
  and leasehold improvements              (529)         (375)
 Net increase in notes and
  receivable from affiliates               (93)         (350)
 Net increase in investment
  companies and other investments         (202)         (658)
 Proceeds from sale of investments      61,240        11,796
 Purchase of short-term investment     (76,240)      (11,575)

Net cash used for investing
 activities                            (15,824)       (1,162)



         See notes to consolidated financial statements










                               -6-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Statements of Cash Flows (unaudited) (continued)
                                         Three Months Ended
                                            January 31,
                                         1997         1996
                                           (in thousands)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Payments on notes payable                (59)           (57)
 Proceeds from the issuance of non-
  voting common stock                   2,314          1,544
 Dividends paid                        (1,881)        (1,590)
 Repurchase of non-voting common
  stock                                (3,737)        (1,360)

Net cash used for financing
activities                             (3,363)        (1,463)

Net (decrease) increase in cash and
equivalents                           (14,990)         4,447

Cash and equivalents, end of period  $ 40,593      $  72,097

SUPPLEMENTAL INFORMATION:
 Interest paid                      $     121      $     162
 Income taxes paid                  $   9,153      $   9,302


         See notes to consolidated financial statements























                               -7-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (the "Company") include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with generally accepted accounting principles. Such financial statements have been prepared  in  accordance  with  the  instructions  to  Form  10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

(2) Investments in Affiliates

The Company has a 23 percent investment in Lloyd George Management (BVI) Limited (LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $8.4 million at January 31, 1997 and October 31, 1996. At January 31, 1997, the Company's investment exceeded its share of the underlying net assets of LGM by $6.5 million. This excess is being amortized over a twenty-year period.

The  Company  also  maintains an 82 percent  general  partnership interest in Fulcrum Management Partners II, L.P. (FMPII), a Delaware limited partnership of which a principal officer of the Company is the other general partner. FMPII is a 20 percent general partner of VenturesTrident II, L.P. (VTII), a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures. In addition to its general partnership interest in FMPII, the Company maintains a 3 percent limited partnership interest in VTII. The Company's investment in VTII was $1.3 million and $1.2 million at January 31, 1997 and October 31, 1996, respectively. VTII will complete its tenth and final year in 1997 and is scheduled for termination effective December 31, 1997.

In the first quarter of fiscal 1996, the Company received gold mining securities with a value of approximately $0.3 million resulting from the termination of a second gold mining partnership (VenturesTrident, L.P.) and the subsequent distribution of that partnership's assets. The Company also received gold mining securities with a value of approximately $1.8 million in settlement of notes receivable for management services provided to the partnership.














                               -8-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) Stock Option Plans

Outstanding  options to subscribe to shares of non-voting  common
stock   issued  under  the  Company's  stock  option  plans   are
summarized as follows:

                              Shares Under     Option Price
                                 Option            Range
Balance, October 31, 1995       669,721      $ 8.75  -  34.00
Adjustment for distribution
 of IB&T                        139,408
Adjusted balance                809,129        7.24  -  28.14
Exercised                      (166,360)       7.24  -  28.14
Granted                         141,270       28.25  -  31.08
Cancelled/Expired               (67,392)      22.55  -  28.25

Balance, October 31, 1996       716,647       13.04  -  31.08

Exercised                      (118,067)      13.04  -  28.25
Granted                         243,198       41.75  -  45.93
Cancelled/Expired               (30,094)      22.55  -  28.25
Balance, January 31, 1997       811,684      $22.55  -  45.93


At January 31, 1997, options to purchase 470,938 shares were exercisable. Options to purchase 340,746 additional shares will become exercisable over the next four years.

(4)  Common Stock Repurchases

In the first quarter of fiscal 1997 the Company purchased 84,000 shares of its non-voting common stock under its current share repurchase authorization. The total cost of this repurchase was $3.7 million.

(5)  Regulatory Requirements

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $22.7 million at January 31, 1997, which exceeded the net capital requirement of $0.3 million as of that date. The ratio of aggregate indebtedness to net capital at January 31, 1997 was 0.20 to 1.







                               -9-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(6)  Real Estate Investments

Real estate investments held at January 31, 1997 and October  31,
1996 follow:

                                  January 31,    October 31,
                                      1997           1996
                                        (in thousands)
Buildings                        $  24,937       $  24,632
Land                                 1,721           1,721
  Total                             26,658          26,353
Less: Accumulated depreciation       7,733           7,534
  Net book value                    18,925          18,819
Share of accumulated losses in
 excess of partnership interest       (460)           (278)

  Total                          $  18,465      $   18,541

(7)  Unrealized Securities Holding Gains and Losses

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $90.4 million and $74.4 million at January 31, 1997 and October 31, 1996, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $5.6 million at January 31, 1997 and October 31, 1996 and gross unrealized losses of approximately $532,000 and $44,000 at January 31, 1997 and October 31, 1996, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

(8)  Earnings Per Common and Common Equivalent Share

Earnings per share for the three months ended January 31, 1997 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 9,747,000. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

Earnings  per share for the three months ended January  31,  1996 are based upon the weighted average number of common and non-voting common shares outstanding of 9,417,000. Earnings per share assuming primary and full dilution have not been presented because the dilutive effect is immaterial.




                              -10-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(9)  Stock-Based Compensation

Effective November 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees. The Company does not intend to adopt the fair-value provisions of SFAS No. 123. The Company will provide footnote disclosure in its 1997 annual report presenting pro forma net income and earnings per share amounts as if the fair value of employee stock options, determined on the date of grant, had been included in compensation expense.

(10)  Subsequent Event

On  March  7,  1997,  a  subsidiary of the Company  acquired  the remaining 50 percent interest in a partnership which owns an office building in Boston, Massachusetts in exchange for $0.6 million in cash and the assumption of $3 million in partnership liabilities. Prior to the purchase, the subsidiary owned a 2 percent general and 48 percent limited partnership interest in the partnership. The acquisition will be accounted for using the purchase method of accounting.































                              -11-
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS

The Company's primary sources of revenue are investment adviser fees and distribution fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. These fees are generally based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses, other than the amortization of deferred sales commissions, include employee compensation, occupancy costs, service fees and other marketing costs.

Results of Operations

Quarter  Ended January 31, 1997 Compared to Quarter Ended January
31, 1996

Assets under management of $18.0 billion on January 31, 1997 were 4 percent higher than the $17.3 billion on October 31, 1996 and 8 percent higher than the $16.7 billion reported a year earlier. Mutual fund sales for the quarter ended January 31, 1997 of $0.8 billion were 14 percent higher than the $0.7 billion reported in the first quarter of fiscal 1996. Fund redemptions in the first quarter of 1997 were $0.7 billion compared to $0.5 billion in the first quarter of 1996.

Investment adviser and administration fees increased by 16 percent to $27.5 million in the first quarter of fiscal 1997 from $23.7 million in the first quarter of fiscal 1996. The increase can be attributed to the increase in total assets under management as well as to the continued growth in the Company's Senior Debt Portfolio and equity portfolios which have higher management and administration fee rates than the Company's other portfolios.

Distribution income decreased by $0.9 million or 5 percent to $18.5 million in the first quarter of 1997 from $19.4 million a year earlier. The decrease in distribution fees can be attributed to a decrease in average assets under management in the Company's spread-commission funds.

Total operating expenses of $32.2 million in the first quarter of 1997 were 4 percent greater than the $30.9 million recorded in the first quarter of 1996. Compensation expense increased by $1.0 million to $11.5 million in the first quarter of 1997, primarily as a result of an increase in sales incentives associated with the increase in mutual fund sales. Amortization expense increased by $0.7 million, or 6 percent, to $13.3 million primarily as a result of the increase in gross sales of Eaton Vance Prime Rate Reserves, a spread-commission fund which invests in the Company's Senior Debt Portfolio.

The Company's gold mining partnership, VenturesTrident II, L.P., contributed income of $61,000 in the first quarter of 1997 compared to $1.6 million in the first quarter of 1996. The income in both quarters resulted primarily from increases in portfolio valuations of the partnership. The partnership is scheduled for termination effective December 31, 1997.

In fiscal 1997, the Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the statement, the Company will provide new footnote disclosures in its 1997 annual report presenting pro forma net income and earnings per share amounts as if stock options had been expensed based on their estimated fair value on the grant date, determined by using certain option pricing models.





                              -12-
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS  (CONTINUED)

Liquidity and Capital Resources

Cash and equivalents and short-term investments aggregated $117.1 million at January 31, 1997, an increase of $0.7 million from October 31, 1996.

Operating activities generated cash of $4.2 million in the first quarter of 1997 compared to $7.1 million in the first quarter of 1996. The decrease in cash provided by operating activities can primarily be attributed to an increase in commissions paid to brokers in connection with the sale of the Company's spread-commission funds and a decrease in the collection of capitalized sales charges received on early redemptions. In the first quarter of 1997, the Company paid $15.2 million in sales commissions associated with the sale of spread-commission mutual funds, compared to $14.5 million in the same quarter a year ago. Capitalized sales charges collected decreased to $7.9 million in the first quarter of 1997 from $8.6 million a year ago.

Investing activities for the Company reduced cash and equivalents by $15.8 million in the first quarter of 1997 compared to $1.2 million in the first quarter of 1996. The primary use of cash in the first quarter of 1997 was the purchase of $76.2 million in short-term investments following the sale of certain short-term marketable securities.

Significant financing activities during the first quarter of 1997 included the repurchase of 84,000 shares of the Company's non-voting common stock under its stock repurchase authorization.

At January 31, 1997, the Company had no borrowings under its $50.0 million senior unsecured revolving credit facility.

The  Company  anticipates  that cash flows  from  operations  and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

Certain Factors That May Affect Future Results

From  time  to  time,  information provided  by  the  Company  or information  included  in  its filings with  the  Securities  and
Exchange  Commission  may  contain  statements  which   are   not
historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements (including this Quarterly Report on Form 10-Q). Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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





                              -13-
ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION
AND RESULTS OF OPERATIONS  (CONTINUED)

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

The Company derives almost all of its revenues from investment adviser and administration fees and distribution income received from the Eaton Vance funds and separately managed accounts. As a result, the Company is dependent upon the contractual relationships it maintains with these funds and separately managed accounts. In the event that any of the management contracts, administration contracts, underwriting contracts or service agreements are not renewed pursuant to the terms of these contracts or agreements, the Company's financial results may be adversely affected.

The major sources of revenue for the Company - i.e., investment adviser fees, administration fees and distribution fees - are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation. If inflation leads to increases in the price of gold or in the price of real estate, the value of the Company's investments in gold mining securities or real estate may be increased.

























                              -14-




















                             PART II



                        OTHER INFORMATION



























                              -15-
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting in lieu of the annual meeting of Eaton Vance Corp. was held at the principal office of the corporation on January 8, 1997. All of the outstanding Voting Common Stock, namely 19,360 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock. No shares abstained or were withheld or were voted against any such matter.

1)The Annual Report to Stockholders of the corporation for the fiscal year ended October 31, 1996 was received and approved.

2)The following individuals were elected as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

          John G. L. Cabot
          Landon T. Clay
          M. Dozier Gardner
          James B. Hawkes
          Benjamin A. Rowland, Jr.
          Ralph Z. Sorenson

3)The firm of Deloitte & Touche LLP was selected as the auditors to audit the books of the corporation for its fiscal year ended October 31, 1997.

4)The acts of the Directors since the previous special meeting in lieu of the annual meeting of stockholders held on April
  10, 1996 were ratified.

























                              -16-
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No.      Description

     11.1 Statement of Computation of average number of Shares outstanding (filed herewith).

     27.1      Financial  Data  Schedule as of October  31,  1996
               (filed herewith - electronic filing only).

(b)  Reports on Form 8-K

            None.































                              -17-



                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EATON VANCE CORP.
                                          (Registrant)




DATE: March 13, 1997                 /s/William M. Steul
                                           (Signature)
                                         William M. Steul
                                     Chief Financial Officer



DATE: March 13, 1997                 /s/John P. Rynne
                                         (Signature)
                                        John P. Rynne
                                     Corporate Controller























                              -18-

                          EXHIBIT 11.1


Computation of average number of shares outstanding in accordance with Securities and Exchange Commission Act of 1934, Release  No.
9083

                                              January 31,

                                            1997         1996
Primary:
Weighted average number of voting and
non-voting common shares outstanding       9,432,180    9,416,660

Assumed exercise of certain non-voting
stock options based on average market
value and shares reserved for issuance
under employee stock purchase plan           315,002      214,549

Weighted average number of shares used
in primary per share computations          9,747,182    9,631,209

Fully diluted:

Weighted average number of voting and
non-voting common shares outstanding       9,432,180    9,416,660

Assumed exercise of certain non-voting
stock options based on higher of
average or closing market value and
shares reserved for issuance under
employee stock purchase plan                 323,290      261,717

Weighted average number of shares used
in fully diluted per share computations    9,755,470    9,678,377