Form 10-Q
period 1997-04-30
EATON VANCE CORP
filed 1997-06-13
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


For the period ended April 30,1997                Commission File No. 1-8100


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



   Shares outstanding as of April 30, 1997:
    Voting Common Stock - 38,720 shares
    Non-Voting Common Stock - 18,567,186 shares



                       Page 1 of 47 pages





















                             PART I


                      FINANCIAL INFORMATION


























                               -2-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                    April 30,   October 31,
                                                      1997         1996
ASSETS:                                                 (in thousands)

CURRENT ASSETS:
  Cash and equivalents                             $   41,892    $   55,583
  Short-term investments                               77,081        60,792
  Investment adviser fees and other receivables         7,759         7,650
  Assets held for sale                                  5,531         2,500
  Other current assets                                  3,843         3,547

          Total current assets                        136,106       130,072


OTHER ASSETS:
  Investments:
    Real estate                                        21,798        18,541
    Investments in affiliates                           8,976         9,565
    Investment companies                                9,849         8,965
    Other investments                                   4,240         5,763
  Receivable for income taxes                           5,817           -
  Notes receivable and receivables from affiliates      1,968         1,241
  Deferred sales commissions                          169,673       180,283
  Equipment and leasehold improvements, net of
   accumulated depreciation and amortization of
   $4,951 and $4,713, respectively                      2,685         2,828
  Goodwill, net of accumulated amortization of $3,241
   and $2,924, respectively                             2,774         3,004

          Total other assets                          227,780       230,190

         Total assets                              $  363,886    $  360,262




                  See notes to consolidated financial statements







                               -3-


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Balance Sheets (unaudited) (continued)

                                                   April 30,   October 31,
                                                     1997         1996
LIABILITIES AND SHAREHOLDERS' EQUITY   (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                            $    5,623     $   10,981
  Accounts payable and accrued expenses                8,035          7,839
  Dividend payable                                     1,865          1,881
  Current portion of long-term debt                    8,715          1,545
  Other current liabilities                              920          1,835

          Total current liabilities                   25,158         24,081


OTHER LIABILITIES:
  6.22% Senior Note                                   42,857         50,000
  Mortgage notes payable                              10,292          4,549

          Total other liabilities                     53,149         54,549

Deferred income taxes                                 66,814         70,852

Commitments and contingencies                            -              -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.03125 per share-
   Authorized, 160,000 shares,
   Issued, 38,720 shares                                   1              1
  Non-voting common stock, par value $.03125
   per share-Authorized, 23,840,000 shares
   Issued, 18,567,186 and 18,729,576 shares,
   respectivley                                          580            585
  Additional paid-in capital                          29,588         36,788
  Notes receivable from stock option exercises        (3,327)        (3,221)
  Unrealized gain on investments                       3,160          3,598
  Retained earnings                                  188,763        173,029

      Total shareholders' equity                     218,765        210,780

 Total liabilities and shareholders' equity       $  363,886     $  360,262



         See notes to consolidated financial statements




                               -4-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Statements of Income (unaudited)
                                         Three Months Ended  Six Months Ended
                                             April 30,          April 30,
                                       1997       1996     1997      1996
REVENUE:                             (in thousands, except per share figures)


 Investment adviser and
  administration fees             $ 28,079   $  24,758  $ 55,551   $  48,459
 Distribution income                17,733      19,078    36,236      38,508
 Income from real estate activities  1,074       1,042     1,837       1,943
 Other income                          551         583     1,405       1,049

          Total revenue             47,437      45,461    95,029      89,959

EXPENSES:
 Compensation of officers and
  employees                         10,406      10,173    21,894      20,645
 Amortization of deferred sales
  commissions                       13,507      13,423    26,827      26,060
 Other expenses                      7,333       7,162    14,678      14,923

             Total expenses         31,246      30,758    63,399      61,628


OPERATING INCOME                    16,191      14,703    31,630      28,331

OTHER INCOME (EXPENSE):
 Interest income                       839         825     1,679       1,796
 Interest expense                     (984)       (938)   (1,886)     (1,879)
 Gain (loss) on sale of investments   (152)        482     1,150       1,057
 Equity in net income (loss) of
  affiliates                           (70)        101        33       1,768

Income before income taxes and
 extraordinary item                 15,824      15,173    32,606      31,073

INCOME TAXES                         6,361       6,362    13,116      12,464

Income before extraordinary item     9,463       8,811    19,490      18,609

Extraordinary gain on early
retirement of debt, net of income
taxes                                  -         1,590       -         1,590

NET INCOME                        $  9,463   $  10,401  $ 19,490   $  20,199


         See notes to consolidated financial statements

Consolidated Statements of Income (unaudited) (continued)
                                        Three Months Ended  Six Months Ended
                                           April 30,          April 30,
                                       1997     1996      1997     1996
EARNINGS PER SHARE:              (in thousands, except per share figures)

Earnings per share before              $   0.49 $   0.47  $   1.01 $   0.99
extraordinary item

Extraordinary gain on early
retirement of debt, net of income           -       0.08        -      0.08
taxes, per share

Earnings per share                     $   0.49 $   0.55  $   1.01 $   1.07

Dividends declared, per share          $   0.10 $   0.09  $   0.20 $   0.17

Average common shares                    19,219   18,861    19,357   18,846
outstanding


         See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
                                                       Six Months Ended
                                                           April 30,
                                                      1997          1996
                                                        (in thousands)

Cash and equivalents, beginning of period          $  55,583     $   67,650

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            19,490         20,199
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Extraordinary gain on early retirement                  -           (1,590)
  of debt
 Equity in net income of affiliates                      (33)        (1,768)
 Deferred income taxes                                (3,708)        (2,125)
 Amortization of deferred sales                       26,827         26,060
  commissions
 Depreciation and other                                1,280          1,175
  amortization
 Payment of sales commissions                        (31,312)       (30,621)
 Capitalized sales charges received                   15,229         16,505
 Gain on sale of investments                          (1,150)        (1,057)
 Change in income taxes receivable                    (7,272)        (2,316)
 Change in accrued compensation                       (5,358)        (4,053)
 Changes in other assets and                             414         (1,265)
  liabilities

Net cash provided by operating activities             14,407         19,144

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to real estate, equipment
  and leasehold improvements                            (955)          (424)
 Net increase in notes and
  receivable from affiliates                            (833)          (122)
 Net increase in investment
  companies and other investments                       (224)          (659)
 Dividends received from affiliate                       621            497
 Acquisition of real estate partnership                 (600)            -
 Proceeds from sale of investments                    61,240         12,792
 Purchase of short-term investments                  (76,240)       (19,939)

Net cash used for investing acticities               (16,991)        (7,855)




         See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited) (continued)
                                                       Six Months Ended
                                                            April 30,
                                                       1997         1996
                                                          (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Payments on notes payable                         $    (131)    $   (1,370)
 Proceeds from the issuance of non-voting
  common stock                                         2,410          1,718
 Dividends paid                                       (3,772)        (3,197)
 Repurchase of non-voting common stock                (9,614)        (1,412)


Net cash used for financing activities               (11,107)        (4,261)

Net (decrease) increase in cash and equivalents      (13,691)         7,028

Cash and equivalents, end of period                $  41,892     $   74,678

SUPPLEMENTAL INFORMATION:
 Interest paid                                     $   1,886     $    1,877
 Income taxes paid                                 $  24,381     $   17,191


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

The number of shares used for purposes of calculating earnings per share and all other per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective
May 15, 1997.

(2) Investments in Affiliates

The Company has a 22 percent investment in Lloyd George Management (BVI) Limited (LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.9 million and $8.4 million at April 30, 1997 and October 31, 1996, respectively. At April 30, 1997, the Company's investment exceeded its share of the underlying net assets of LGM by $6.5 million. This excess is being amortized over a twenty-year period.

The  Company  also  maintains an 82 percent  general  partnership interest in Fulcrum Management Partners II, L.P. (FMPII), a Delaware limited partnership of which a principal officer of the Company is the other general partner. FMPII is a 20 percent general partner of VenturesTrident II, L.P. (VTII), a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures. In addition to its general partnership interest in FMPII, the Company maintains a 3 percent limited partnership interest in VTII. The Company's investment in VTII was $1.1 million and $1.2 million at April 30, 1997 and October 31, 1996, respectively. VTII will complete its tenth and final year in 1997 and is scheduled for termination effective December 31, 1997.

In the first six months of fiscal 1996, the Company received gold mining securities with a value of approximately $0.3 million resulting from the termination of a second gold mining partnership (VenturesTrident, L.P.) and the subsequent distribution of that partnership's assets. The Company also received gold mining securities with a value of approximately $1.8 million in settlement of notes receivable for management services provided to the partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) Stock Option Plans

Outstanding  options to subscribe to shares of non-voting  common
stock   issued  under  the  Company's  stock  option  plans   are
summarized as follows:

                                 Shares Under option  Option Price Range

Balance, October 31, 1995              1,339,442      $  4.38 - 17.00

Adjustment for distribution of
 IB&T                                    278,816
Adjusted balance                       1,618,258         3.62 - 14.07

Exercised                               (332,720)        3.62 - 14.07
Granted                                  282,540        14.13 - 15.54
Cancelled/Expired                       (134,784)       11.28 - 14.13

Balance, October 31, 1996              1,433,294         6.52 - 15.54

Exercised                               (244,492)        6.52 - 14.13
Granted                                  496,396        20.88 - 22.96
Cancelled/Expired                       (112,702)       11.28 - 20.88

Balance, April 30, 1997                1,572,496       $11.28 - 22.96



At April 30, 1997, options to purchase 890,858 shares were exercisable. Options to purchase 681,638 additional shares will become exercisable over the next four years.

(4)  Common Stock Repurchases

In  the  first  six  months of fiscal 1997 the Company  purchased
439,000  shares of its non-voting common stock under its  current
share   repurchase  authorization.   The  total  cost   of   this
repurchase was $9.6 million.

(5)  Regulatory Requirements

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $22.2 million at
April 30, 1997, which exceeded the net capital requirement of $0.3 million as of that date. The ratio of aggregate indebtedness to net capital at April 30, 1997 was 0.22 to 1.

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(6)  Real Estate Investments

Real  estate  investments held at April 30, 1997 and October  31,
1996 follow:

                                   April 30,     October 31,
                                      1997           1996
                                        (in thousands)
Buildings                        $  25,528      $   24,632
Land                                 2,602           1,721
  Total                             28,130          26,353
Less: Accumulated depreciation       6,332           7,534
  Net book value                    21,798          18,819
Share of accumulated losses in
excess of partnership interest          -             (278)
 Total                           $  21,798      $   18,541

In the second quarter of 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, MA and Colonie, NY. The estimated net realizable values of the buildings exceeds their respective carrying values of $1.6 million and $1.4 million., as a result no impairment loss has been recognized. The Company expects the sale of the properties to be completed by December 31, 1997.

On March 7, 1997, the Company's real estate subsidiary acquired the remaining 50 percent interest in the Post Office Square Building Company, L.P. (the "partnership") which owns an office building in Boston, Massachusetts for $0.6 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The cost in excess of net assets acquired of $88,000 is being amortized on a straight-line basis over a twenty-year period. The operating results of the remaining 50 percent partnership interest have been included in the consolidated financial statements since the date of acquisition. The acquisition did not have a material pro forma impact on operations.

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)(continued)

(7)  Unrealized Securities Holding Gains and Losses

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $90.3 million and $74.4 million at April 30, 1997 and October 31, 1996, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $5.8 million and $5.6 million at April 30, 1997 and October 31, 1996, respectively, and gross unrealized losses of approximately $999,000 and $44,000 at April 30, 1997 and October 31, 1996, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

(8)  Income Taxes

The Massachusetts Department of Revenue (MDOR) has examined the tax returns for the Company and its subsidiaries for fiscal years 1993 through 1995. In connection with this examination the MDOR has assessed additional taxes and interest of $5.8 million. In the opinion of management, after consultation with outside tax and legal counsel, there is significant merit to the positions claimed on the tax returns as filed and the adjustments proposed by the MDOR are inappropriate. The Company intends to vigorously contest the assessment procedurally through the MDOR and before the Appellate Tax Board if necessary. However, Massachusetts General Laws require the Company to pay the assessment in advance. At April 30, 1997, the payment has been recorded as a "Receivable for Income Taxes" on the Company's consolidated balance sheet.

(9)  Earnings Per Common and Common Equivalent Share

Earnings per share for the three and six months ended April 30, 1997 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 19,219,000 and 19,357,000, respectively. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

Earnings per share for the three and six months ended April 30, 1996 are based upon the weighted average number of common and non-voting common shares outstanding of 18,861,000 and 18,846,000,
respectively.   Earnings  per share  assuming  primary  and  full
dilution have not been presented because the dilutive effect is immaterial.

In February 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and will require a dual presentation of basic and diluted EPS on the face of the consolidated statement of income for all periods presented beginning with the Company's fiscal quarter ending January 31, 1998. Neither basic nor diluted EPS as calculated in accordance with SFAS No. 128 would be materially different from EPS as presented in these financial statements.

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(10)  Stock-Based Compensation

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

(11)  Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Quarter Ended April 30, 1997 Compared to Quarter Ended April  30,
1996

The Company earned $9.5 million or $0.49 per share in the second quarter of 1997 compared to $10.4 million or $0.55 per share in the second quarter of 1996. Operating results for the second quarter of 1996 include an extraordinary gain of $1.6 million or $0.08 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company's real estate subsidiary. The per share data for all periods presented reflects the two-for-one stock split declared on April 9, 1997 for shareholders of record on May 15, 1997.

Assets under management increased 8 percent to $18.0 billion on April 30, 1997 from $16.7 billion on April 30, 1996 as a result of net sales of new fund shares and appreciation in the market value of managed assets. Mutual fund sales of $0.8 billion in the second quarter of fiscal 1997 were 14 percent higher than the $0.7 billion reported in the second quarter of fiscal 1996. The sales gain was led primarily by the Company's floating-rate bank loan and equity funds. As a result of continued sales growth, floating-rate bank loan funds increased to 19 percent of total assets under management on April 30, 1997 from 13 percent on April 30, 1996. Equity funds (both domestic and international) experienced similar growth, increasing to 19 percent of total assets under management on April 30, 1997 from 17 percent a year ago. Taxable and non-taxable fixed income funds decreased to 50 percent of total mutual fund assets under management on April 30, 1997 from 58 percent a year ago.

Total revenue increased $1.9 million to $47.4 million in the second quarter of 1997 from $45.5 million in the second quarter of 1996. Investment adviser and administration fees increased by 13 percent to $28.1 million in the second quarter of fiscal 1997 from $24.8 million in the second quarter of fiscal 1996 primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income, however, decreased by $1.4 million or 7 percent to $17.7 million in the second quarter of 1997 from $19.1 million a year earlier due to a decrease in spread-commission fund assets under management.

Total operating expenses of $31.2 million in the second quarter of 1997 were little changed from the $30.8 million recorded in the second quarter of 1996.

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

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and will require the Company to change its presentation of earnings per share from primary earnings per share to basic and diluted earnings per share for its fiscal year ending October 31, 1998. At that time, all prior period earnings per share data will be restated. Neither basic nor diluted earnings per share as calculated in accordance with SFAS No. 128 would be materially different from earnings per share as presented in these financial statements.

Six  Months  Ended  April 30, 1997 Compared to Six  Months  Ended
April 30, 1996

The Company earned $19.5 million or $1.01 per share in the first half of 1997 compared to $20.2 million or $1.07 per share in the first half of 1996. As noted above, operating results for the first half of 1996 include an extraordinary gain of $1.6 million or $0.08 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company's real estate subsidiary.

Total revenue increased $5.0 million to $95.0 million in the first half of 1997 from $90.0 million in the first half of 1996. Investment adviser and administration fees increased to $55.6 million from $48.5 million, primarily as a result of the increase in total assets under management and a change in the Company's product mix. Distribution income, however, decreased by $2.3 million in the first half of 1997 to $36.2 million from $38.5 million a year earlier primarily due to a decrease in spread-commission fund assets under management.

Total operating expenses increased by $1.8 million to $63.4 million in the first half of 1997. Compensation expense increased by $1.2 million to $21.9 million, primarily as a result of an increase in sales incentives associated with the increase in mutual fund sales. Amortization expense increased by $0.7 million, or 3 percent, to $26.8 million primarily as a result of the increase in gross sales of Eaton Vance Prime Rate Reserves, a spread-commission fund which invests in the Company's Senior Debt Portfolio.

The Company's gold mining partnership, VenturesTrident II, L.P., contributed income of $111,000 in the first half of 1997 compared to $1.5 million in the first half of 1996. The income in both periods resulted primarily from increases in portfolio valuations of the partnership.


Liquidity and Capital Resources

Cash,  cash  equivalents  and short-term  investments  aggregated
$119.0 million at April 30, 1997, an increase of $2.6 million from October 31, 1996.

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating activities generated cash of $14.4 million in the first half of 1997 compared to $19.1 million in the first half of 1996. The decrease in cash provided by operating activities can primarily be attributed to the payment of $5.8 million associated with an assessment made by the Massachusetts Department of Revenue (MDOR) in the second quarter of 1997. The assessment was made in conjunction with the MDOR's examination of the Company's state tax returns for fiscal years 1993 through 1995. The Company, on the basis of the opinion of legal counsel, believes that any adjustments to the tax returns as filed would be inappropriate and intends to vigorously contest the assessment. Massachusetts General Laws, however, require payment of the amount assessed prior to the resolution of the issues and the Company has made such payment as required. However, the Company believes, on the opinion of legal counsel, that the adjustments proposed by the MDOR are inappropriate and the payment of additional taxes and interest has therefore been recorded as a "Receivable for Income Taxes" on the Company's consolidated balance sheet.

Investing activities for the Company reduced cash and cash equivalents by $17.0 million in the first half of 1997 compared to $7.9 million in the first half of 1996. The primary use of cash in the first half of 1997 was the purchase of $76.2 million in short-term investments following the sale of certain short-term marketable securities.

Significant financing activities during the first half of 1997 included the repurchase of 439,000 shares of the Company's non-voting common stock under its authorized repurchase program. On April 9, 1997, the Board of Directors approved a new repurchase program which authorizes the Company to repurchase up to 1 million shares of its outstanding non-voting common stock.

At April 30, 1997, the Company had no borrowings under its $50.0 million senior unsecured revolving credit facility.

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

ITEM 2.MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


There are few barriers to entry by new investment management firms. The Company's funds compete against an ever increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products offered, the investment performance of such products, quality of service, fees charged, the level and type of sales representative compensation, the manner in which such products are marketed and distributed and the services provided to investors.

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

                             PART II



                        OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A  special meeting of Eaton Vance Corp. was held at the principal
office  of  the  corporation  on  April  9,  1997.   All  of  the
outstanding Voting Common Stock, namely 38,720 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock.

1)The   Articles  of  Amendment  to  the  corporation's   Charter
  effecting the two-for-one stock split were approved.

2)The  1995 Stock Option Plan, Restatement No. 1, adopted  by
  the     Board    of    Directors    on    April    9,     1997,
  providing for automatic vesting in the event of a change of control of the Company, was approved.

3)The  1992 Stock Option Plan, Restatement No. 1, adopted by  the
  Board of Directors on April 9, 1997, providing for automatic vesting in the event of a change in control of the Company, was approved.

4)The  1992  Incentive Plan - Stock Alternative, Restatement  No.
  2, adopted by the Board of Directors on April 9, 1997, reflecting certain technical changes, was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No.      Description

       3.1     Copy  of  Eaton Vance Corp. Articles of  Amendment
               (filed herewith).

      10.1     Copy of 1992 Stock Option Plan - Restatement No. 1
               (filed herewith).

      10.2     Copy of 1995 Stock Option Plan - Restatement No. 1
               (filed herewith).

      10.3     Copy of 1992 Incentive Plan - Stock Alternative -
               Restatement No. 2 (filed herewith).

      11.1     Statement  of  Computation of  Average  Number  of
               Shares Outstanding (filed herewith).

      27.1     Financial  Data  Schedule as  of  April  30,  1997
               (filed herewith - electronic filing only).

(b)  Reports on Form 8-K

            None.

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        EATON VANCE CORP.
                                         (Registrant)




DATE: June 13, 1997
                                           (Signature)
                                         William M. Steul
                                     Chief Financial Officer



DATE: June 13, 1997
                                           (Signature)
                                          John P. Rynne
                                       Corporate Controller

                           EXHIBIT 3.1

                        EATON VANCE CORP.

                      ARTICLES OF AMENDMENT


      EATON VANCE CORP., a Maryland corporation, having its principal offices in Baltimore City, Maryland and Boston, Massachusetts (hereinafter called the "Corporation"), hereby certifies to the State Department of Assessments and Taxation of Maryland that:

      FIRST:          The  Charter of the Corporation  is  hereby
amended by:

               (a) Changing and reclassifying each of the shares of Common Stock (par value $.0625 per share) and Non-Voting Common Stock (par value $.0625 per share) of the Corporation, which is issued and outstanding at the close of business on the effective date of this amendment, into two shares of such Common Stock or Non-Voting Common Stock, respectively, and by reducing the par value of each share of Common Stock and Non-Voting Common Stock as changed and reclassified to $.03125 per share, such change and reclassification to be made without increasing or reducing the aggregate amount of stated capital of the Corporation represented by such issued shares but as a two-for-one split of the issued shares and not as a stock dividend; and in connection therewith there shall be issued one additional share of Common Stock or Non-Voting Common Stock, as the case may be, for each such share thereof which is issued at such effective time; and

                (b) Striking out Article SIXTH of the Charter in its entirety, and inserting in lieu thereof, the following:

                     SIXTH:         The total number of shares of
               stock of all classes which the Corporation has the authority to issue is 24,000,000 shares, having an aggregate par value of $750,000.00, of which 160,000 shares of the par value of $.03125 per share amounting in aggregate par value to $5,000.00 shall be Common Stock, and 23,840,000 shares of the par value of $.03125 per share amounting in aggregate par value to $745,000.00 shall be Non-Voting Common Stock.

      SECOND: (a) As of immediately before the amendment the total number of shares of stock of all classes which the Corporation has authority to issue is 12,000,000 shares, of which 80,000 shares are Common Stock (par value $.0625 per share) and 11,920,000 shares are Non-Voting Common Stock (par value $.0625 per share).

                (b) As amended the total number of shares of stock of all classes which the Corporation has authority to issue is 24,000,000 shares, of which 160,000 shares are Common Stock (par value $.03125 per share) and 23,840,000 shares are Non-Voting Common Stock (par value $.03125 per share).

                (c) The aggregate par value of all shares having a par value before the amendment and as amended is $750,000.

                (d) The descriptions of each class of stock of the Corporation are not changed by the amendment, except for the change in par value effected hereby.

      THIRD: (a) The board of directors on April 9, 1997 duly adopted a resolution in which was set forth the foregoing amendment to the Charter, declaring that the said amendment of the Charter as proposed was advisable and directing that such amendment be submitted for action thereon by the stockholders of the Corporation entitled to vote thereon at a special meeting of stockholders to be subsequently held on April 9, 1997.

                (b) All of the stockholders of the Corporation entitled to vote thereon waived, in writing, notice of the time, place and purpose of the special meeting of stockholders subsequently held on April 9, 1997, at which special meeting the foregoing amendment to the Charter of the Corporation was duly approved by the stockholders of the Corporation by the affirmative vote of all the votes entitled to be cast on the matter.

               (c) The foregoing amendment to the Charter of the Corporation was advised by the board of directors and approved by the stockholders of the Corporation.

     FOURTH:   These Articles of Amendment shall become effective
at the close of business on May 15, 1997.

      IN WITNESS WHEREOF, Eaton Vance Corp. has caused these presents to be signed in its name and on its behalf by its President and witnessed by its Secretary on April 9, 1997.

WITNESS:                           EATON VANCE CORP.


/s/Thomas Otis                          /s/James B. Hawkes
    Secretary                              President


      THE UNDERSIGNED, President of Eaton Vance Corp., who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth herein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.


                                   /s/James B. Hawkes
                                      President

                          EXHIBIT 10.1

           1992 STOCK OPTION PLAN - RESTATEMENT NO. 1


      1.    Definitions.  As used in this Eaton Vance Corp.  1992
Stock  Option  Plan - Restatement    No. 1, the  following  terms
shall have the following meaning:

     Board means the Company's Board of Directors.

     Code means the Internal Revenue Code of 1986, as amended.

      Committee means a committee comprised of one or more directors of the Company, appointed by the Board of Directors of the Company, responsible for the administration of the Plan, as provided in Section 5.

     Company means Eaton Vance Corp., a Maryland corporation.

     Director Option means a nonstatutory stock option granted to a director pursuant to Section 8.

     Grant Date means the date on which an Option is granted.

       Incentive Option means an Option that satisfies the requirements of Section 422 of the Code.

      Market Value means the composite closing price for the Shares for any date.

      Nonstatutory Option means an Option other than an Incentive
Option granted to an employee.

      Option means an option to purchase Shares granted under the Plan.

      Option Agreement means an agreement between the Company and
an  Optionee,  setting forth the     terms and conditions  of  an
Option.

      Option Price means the price to be paid by an Optionee upon exercise of an Option.

      Optionee means a person eligible to receive an Option to whom an Option shall have been granted under the Plan.

     Plan means this 1992 Stock Option Plan.

      Shares means shares of Non-Voting Common Stock of the Company.

      Subsidiary means a subsidiary of the Company, as defined in
Section 424(f) of the Code.

     2. Purpose. The purpose of the Plan is to advance the interests of the Company by strengthening the ability of the Company and its Subsidiaries to attract, retain and motivate directors and key employees by providing them with an opportunity to purchase non-voting common stock of the Company and thus participate in its ownership, including the opportunity to share in any appreciation in the value of that stock. It is intended that some of the Options to be granted will be Incentive Options and others will not be. It is further intended that this Plan will satisfy all of the conditions of Rule 16b-3 under the Securities Exchange Act of 1934, as amended.

     3. Effective Date. The original Plan became effective on April 8, 1992, the date it was adopted by the Board, and was approved by the stockholders of the Company on May 15, 1992. This Restatement No. 1 was approved by the Board and such stockholders on April 9, 1997.

     4. Stock Subject to the Plan. The Shares with respect to which Options may be granted under this Plan shall not exceed 300,000 Shares. Any Shares subject to an Option which for any reason expires or is terminated unexercised as to such Shares may again be the subject of an Option. In addition, any Shares purchased by an Optionee upon exercise of an Option which are subsequently repurchased by the Company pursuant to the terms of that Option may again be made the subject of an Option. The Shares delivered upon exercise of Options may be either authorized but unissued Shares or issued Shares reacquired by the Company.

     5. Administration. The Board shall appoint a Committee consisting exclusively of at least two directors who are not employees of the Company or any of its Subsidiaries and who have not, within twelve months preceding any action by the Committee, received any option (other than a Director Option) granted by the Company or any Subsidiary. The Plan shall be administered by the Committee. Subject to the provisions of the Plan, the Committee shall have full power to construe and interpret the Plan and to establish, amend and rescind rules and regulations for its administration. Any decision made with respect thereto shall be final and binding on the Company, the Optionees and all other persons.

      6. Duration of the Plan. This Plan shall terminate ten years from the original effective date hereof, unless terminated earlier pursuant to Section 14, and no Options may be granted thereafter.

     7.   Options for Employees.

     (a) Eligible Employees. Options may be granted to key employees of the Company or of any of its Subsidiaries selected by the Committee.

     (b) Restrictions on Incentive Options. Incentive Options shall be subject to the following restrictions:

          (i) Limitation on Number of Shares. To the extent that the aggregate Market Value on the Grant Date of the Shares with respect to which an Option that would otherwise constitute an Incentive Option (when aggregated, if appropriate, with incentive stock options granted before the Option under this Plan or any other plan maintained by the Company or any Subsidiary of the Company) is exercisable for the first time by the Optionee during any calendar year exceeds $100,000, the Option shall be treated as a Nonstatutory Option.

          (ii) 10% Stockholder. If any Optionee to whom an Incentive Option is granted is on the Grant Date the owner of stock (as determined under Section 424(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its Subsidiaries, then the following special provisions shall be applicable to that Incentive Option:

            (A)The Option Price per Share shall not be less than 110% of the Market Value on the Grant Date; and

            (B)The Incentive Option shall expire not more than five years after the Grant Date.

     (c) Price. Subject to the conditions on certain Incentive Options in Section 7(b), the Option Price per Share payable upon the exercise of each Incentive Option shall be not less than 100% of the Market Value on the Grant Date. The Option Price per Share of stock payable upon exercise of each Nonstatutory Option shall be determined by the Committee, provided that the Option Price shall not be less than 50% of the Market Value on the Grant Date.

     (d) Number of Shares. Each Option Agreement shall specify the number of Shares to which it pertains.

     (e) Exercise of Options. Subject to the conditions on Incentive Options in Section 7(b), each Option shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as the Committee may determine at the time it grants the Option; provided, however, that no Option shall be exercisable with respect to any Shares later than ten years after the Grant Date.

     8. Options for Directors. On the third Friday of December in each year, each director who is not an employee of the Company and its Subsidiaries shall receive a Director Option to purchase the number of Shares calculated by dividing $25,000 by the Market Value of the Shares on the Grant Date. In the event that on the third Friday of any December, there is not a sufficient number of Shares available to implement fully the preceding sentence, then each such director shall receive a pro rata portion of the Director Option contemplated by the preceding sentence. The Option Price for each Director Option shall be the Market Value on the Grant Date or, in the event there is no Market Value available on the Grant Date, on the date next following the Grant Date for which a Market Value is available. Each Director Option shall become exercisable in four equal installments upon each of the first four anniversaries of the Grant Date. No Director Option shall be exercisable later than ten years after the Grant Date.

     9.   Terms and Condition Applicable to All Options.

     (a) Non-Transferability. No Option shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and each Option shall be exercisable during the Optionee's lifetime only by him or her.

     (b) Notice of Exercise and Payment. An Option shall be exercisable only by delivery of a written notice to the Company's Treasurer or any other officer of the Company designated by the Committee to accept such notices on its behalf, specifying the number of Shares for which it is exercised. If the Shares are not at that time effectively registered under the Securities Act of 1933, as amended, the Optionee shall include with such notice a letter, in form and substance satisfactory to the Company, confirming that the Shares are being purchased for the Optionee's own account for investment and not with a view to distribution. Payment shall be made in full at the time the Option is exercised. Payment shall be made by (i) cash or check, (ii) if approved by the Committee at the time of exercise, delivery and assignment to the Company of Shares having a Market Value as of the date of exercise equal to the exercise price, (iii) if approved by the Committee at the time of exercise, delivery of the Optionee's promissory note for the exercise price, or (iv) any combination of (i), (ii) or (iii) above.

     (c) Rights as Shareholder. No Optionee shall have any rights as a shareholder or any claim to dividends paid with respect to any Shares to which the Option relates until the date such Shares are issued to him or her.

     10. Termination of Options. Each Option shall terminate and may no longer be exercised if the Optionee ceases to perform services for the Company or a Subsidiary, in accordance with the following provisions:

          (i) if the Optionee's services shall have been terminated by resignation or other voluntary action, or if such services shall have been terminated involuntarily for cause, all of the Optionee's Options shall terminate and may no longer be exercised;

          (ii) if the Optionee's services shall have been terminated for any reason other than cause, resignation or other voluntary action before his or her eligibility to retire, and before his or her disability or death, he or she may at any time within a period of fifteen
          (15) months after such termination of service exercise his or her Options to the extent that the Options were exercisable on the date of termination of service;

          (iii) if the Optionee's service shall have been terminated because of disability within the meaning of
          Section 22(e)(3) of the Code, he or she may at any time within a period of fifteen (15) months after such termination of service exercise his or her Options to the extent that such Options were exercisable on the date of termination of service; and

          (iv) if the Optionee dies at a time when he or she might have exercised an Option, then his or her estate, personal representative or beneficiary to whom it has been transferred pursuant to Section 9(a) hereof may at any time within a period of fifteen (15) months after the Optionee's death exercise the Option to the extent the Optionee might have exercised it at the time of death;

     provided, however, that the Committee may, at its sole discretion, provide specifically in an Option Agreement for such other period of time during which an Optionee may exercise an Option after termination of the Optionee's services as the Committee may approve, subject to the overriding limitation that no Option may be exercised to any extent by anyone after the date of expiration of the Option.

     11. Withholding Taxes; Delivery of Shares. The Company's obligation to deliver Shares upon exercise of an Option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The Optionee may satisfy the obligations by electing (a) to make a cash payment to the Company, or (b) to have the Company withhold Shares, or (c) to deliver to the Company already-owned Shares with a value equal to the amount required to be withheld. The value of Shares to be withheld or delivered shall be based on the Market Value on the date the amount of tax to be withheld is to be determined. The Optionee's election to have Shares withheld for this purpose will be subject to the following restrictions: (1) the election must be made prior to the date the amount of tax is to be determined, (2) the election must be irrevocable, and (3) the election will be subject to the disapproval of the Committee.

     12. Stock Dividends; Stock Splits: Stock Combinations; Recapitalizations. Appropriate adjustment shall be made in the maximum number of Shares subject to the Plan to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company. Appropriate adjustment shall be made in the number, kind, and price of Shares covered by any outstanding Option hereunder to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company after the date the Option is granted.

     13. Merger; Sale of Assets; Dissolution. In the event of a change of the Company's Non-Voting Common Stock resulting from a merger or similar reorganization as to which the Company is the surviving corporation, the number and kind of shares which thereafter may be optioned and sold under the Plan and the number and kind of shares then subject to options granted hereunder and the price per share thereof shall be appropriately adjusted in such manner as the Board may deem equitable to prevent substantial dilution or enlargement of the rights available or granted hereunder. If the Board, in its discretion, determines that the Company will undergo a merger or similar reorganization which it will not survive or a sale of all or substantially all it assets, the Board may accelerate, in whole or in part, the vesting and/or exercisability of any outstanding Option granted under this Plan. Except as otherwise determined by the Board, a merger or a similar reorganization which the Company does not survive, or a sale of all or substantially all of the assets of the Company, shall cause every Option outstanding hereunder to terminate, to the extent not then exercised, unless any surviving entity agrees to assume the obligations thereof.

     14. Termination or Amendment of Plan. The Board may at any time terminate the Plan or make such changes in or additions to the Plan as it deems advisable without further action on the part of the shareholders of the Company, provided:

     (a) that no such termination or amendment shall adversely affect or impair any then outstanding Option without the consent of the Optionee holding that Option; and

     (b)  that any such amendment which:

           (i) increases the maximum number of Shares subject to this Plan,

           (ii)  changes  the  class  of  persons  eligible   to
           participate in this Plan, or

          (iii) materially increases the benefits accruing to participants under this Plan shall be subject to approval by the shareholders of the Company within one year from the effective date of such amendment and shall be null and void if such approval is not obtained.

     15. Change of Control - Automatic Vesting of Options. Notwithstanding anything to the contrary herein, the Board or the Committee shall include in the Option Agreement for each unvested Option granted under this Plan the following provision (which shall be added by amendment to each existing Option Agreement for an unvested Option granted prior to April 9, 1997, and such amendment may incorporate said provision by reference to this Section 15), and such inclusion may be effected by incorporating said provision by reference to this Section 15:

           This Option shall be immediately exercisable and the Optionee shall become eligible to purchase any and all shares covered by each Option at any time or from time to time after the occurrence of a Change of Control of the Company. A "Change of Control" shall mean:

          (a) The acquisition, other than from the Company, by any individual, entity or group (within the meaning of
          Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
          Act) of 25% or more of either (i) the then outstanding non-voting common stock of the Company (the "Non-Voting Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Company Voting Securities"); provided, that any acquisition by (x) the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries or (y) any Person that is eligible, pursuant to Rule 13d-1(b) under the Exchange Act, to file a statement on Schedule 13G with respect to its beneficial ownership of Company Voting Securities, whether or not such Person shall have filed a statement on Schedule 13G, unless such Person shall have filed a statement on Schedule 13D with respect to beneficial ownership of 25% or more of the Company Voting Securities, shall not constitute a Change of Control; and provided, further, that the provisions of this subsection (a) shall apply whether or not the Company Voting Securities or the Non-Voting Stock is registered or required to be registered under the Exchange Act; or

          (b) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided, that any individual becoming a director of the Company ("Director") subsequent to the date of the Option whose election or nomination for election by the Company's shareholders, was approved by at least a majority of the Directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company (as such terms are used in Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act); or

          (c) Approval by the shareholders of the Company of a reorganization, merger or consolidation (a "Business Combination"), in each case with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the Non-Voting Stock and of the Company Voting Securities immediately prior to such Business Combination will not, following such Business Combination, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding non-voting stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation or other entity resulting from the Business Combination in substantially the same proportion as their ownership immediately prior to such Business Combination of the Non-Voting Stock and Company Voting Securities, as the case may be; or

          (d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company, or (ii) a sale or other disposition of all or substantially  all  of the assets of  the  Company,  or
          (iii) a sale or disposition of Eaton Vance Management (or any successor thereto) or of all or substantially all of the assets of Eaton Vance Management (or any successor thereto), or (iv) an assignment by any direct or indirect investment adviser subsidiary of the Company of investment advisory agreements pertaining to more than 50% of the aggregate assets under management of all such subsidiaries of the Company, in the case of
          (ii), (iii) or (iv) other than to a corporation or other entity with respect to which, following such sale or disposition or assignment, more than 60% of, respectively, the outstanding non-voting stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Non-Voting Stock and Company Voting Securities immediately prior to such sale, disposition or assignment in substantially the same proportion as their ownership of the Non-Voting Stock and Company Voting Securities, as the case may be, immediately prior to such sale, disposition or assignment.

           Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change of Control:

          (1) The acquisition, holding or disposition of Company Voting Securities deposited under the Voting Trust Agreement dated as of December 31, 1996 or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees thereunder, or the acquisition, holding or disposition of Company Voting Securities deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.

          (2) Any termination or expiration of a voting trust agreement under which Company Voting Securities have been deposited or the withdrawal therefrom of any Company Voting Securities deposited thereunder, if all Company Voting Securities and/or the voting trust receipts issued therefor continue to be held thereafter by the same persons in the same amounts, or if contemporaneously there shall be a Business Combination or change in the capitalization of the Company as described in clause (3) below.

          (3) A Business Combination or change in the capitalization of the Company pursuant to which the holders of the Non-Voting Stock of the Company become holders of voting securities of the Company or of the corporation or other entity resulting from such Business Combination, in substantially the same proportion as their ownership of Non-Voting Stock immediately prior to such Business Combination or change in capitalization.

      16. No additional Options shall be granted under this Plan on or after April 9, 1997.

                          EXHIBIT 10.2

           1995 STOCK OPTION PLAN - RESTATEMENT NO. 1


     1.    Definitions.  As used in this Eaton Vance  Corp.  1995
     Stock Option Plan - Restatement No. 1, the following terms shall have the following meaning:

     Board means the Company's Board of Directors.

     Code means the Internal Revenue Code of 1986, as amended.

     Committee  means  a  committee  comprised  of  one  or  more
     directors  of  the  Company,  appointed  by  the  Board   of
     Directors of the Company, responsible for the administration of the Plan, as provided in Section 5.

     Company means Eaton Vance Corp., a Maryland corporation.

     Director Option means a nonqualified stock option granted to a director pursuant to Section 8.

     Grant Date means the date on which an Option is granted.

     Incentive   Option  means  an  Option  that  satisfies   the
     requirements of Section 422 of the Code.

     Market  Value means the closing price on the New York  Stock
     Exchange for the Shares for any date.

     Nonqualified Option means an Option other than an  Incentive
     Option granted to an employee.

     Option means an option to purchase Shares granted under the Plan.

     Option Agreement means an agreement between the Company and an Optionee, setting forth the terms and conditions of an Option.

     Option Price means the price to be paid by an Optionee upon exercise of an Option.

     Optionee means a person eligible to receive an Option to whom an Option shall have been granted under the Plan.

     Plan means this 1995 Stock Option Plan.

     Shares means shares of Non-Voting Common Stock of the Company.

     Subsidiary means a subsidiary of the Company, as defined  in
     Section 424(f) of the Code.

     2. Purpose. The purpose of the Plan is to advance the interests of the Company by strengthening the ability of the Company and its Subsidiaries to attract, retain and motivate directors and key employees by providing them with an opportunity to purchase non-voting common stock of the Company and thus participate in its ownership, including the opportunity to share in any appreciation in the value of that stock. It is intended that some of the Options to be granted will be Incentive Options and others will not be.

     3. Effective Date. The Plan originally became effective on October 12, 1995, the date it was adopted by the Board, and was approved by the stockholders of the Company on April 10, 1996. This Restatement No. 1 was approved by the Board and such stockholders on April 9, 1997.

     4. Stock Subject to the Plan. The Shares with respect to which Options may be granted under this Plan shall not exceed 600,000 Shares (which number shall on May 15, 1997 be increased to 1,200,000 Shares to reflect the two-for-one stock split effective on that date). Any Shares subject to an Option which for any reason expires or is terminated unexercised as to such Shares may again be the subject of an Option. In addition, any Shares purchased by an Optionee upon exercise of an Option which are subsequently repurchased by the Company pursuant to the terms of that Option may again be made the subject of an Option. The Shares delivered upon exercise of Options may be either authorized but unissued Shares or issued Shares reacquired by the Company.

     5. Administration. The Board shall appoint a Committee consisting exclusively of two or more directors who are "outside directors" within the meaning of 162(m) of the Code and the regulations thereunder and "non-employee directors" within the meaning of Regulation 16b-3(b)(3) under the Securities Exchange Act of 1934. Each Option granted to a "covered employee" within the meaning of 162(m) of the Code and the regulations thereunder shall be granted by the Committee. The Plan shall be administered by the Committee. Subject to the provisions of the Plan, the Committee shall have full power to construe and interpret the Plan and to establish, amend and rescind rules and regulations for its administration. Any decision made with respect thereto shall be final and binding on the Company, the Optionees and all other persons.

     6. Duration of the Plan. This Plan shall terminate ten years from the original effective date hereof, unless terminated earlier pursuant to Section 14, and no Options may be granted thereafter.

     7.   Options for Employees.

     (a) Eligible Employees. Options may be granted to key employees of the Company or of any of its Subsidiaries selected by the Committee.

     (b) Restrictions on Incentive Options. Incentive Options shall be subject to the following restrictions:

          (i) Limitation on Number of Shares. To the extent that the aggregate Market Value on the Grant Date of the Shares with respect to which an Option that would otherwise constitute an Incentive Option (when aggregated, if appropriate, with incentive stock options granted before the Option under this Plan or any other plan maintained by the Company or any Subsidiary of the Company) is exercisable for the first time by the Optionee during any calendar year exceeds $100,000, the Option shall be treated as a Nonqualified Option.

          (ii) 10% Stockholder. If any Optionee to whom an Incentive Option is granted is on the Grant Date the owner of stock (as determined under Section 424(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its Subsidiaries, then the following special provisions shall be applicable to that Incentive Option:

            (A)The Option Price per Share shall not be less than 110% of the Market Value on the Grant Date; and

            (B)The Incentive Option shall expire not more than five years after the Grant Date.

     (c) Price. Subject to the conditions on certain Incentive Options in Section 7(b), the Option Price per Share payable upon the exercise of each Incentive Option shall be not less than 100% of the Market Value on the Grant Date. The Option Price per Share of stock payable upon exercise of each Nonstatutory Option shall be determined by the Committee, provided that the Option Price shall not be less than 50% of the Market Value on the Grant Date.

     (d) Number of Shares. Each Option Agreement shall specify the number of Shares to which it pertains. No Optionee may receive, during any three year period, Options to purchase more than 300,000 Shares (which number shall on May 15, 1997 be increased to 600,000 Shares to reflect the two-for-one stock split effective on that date).

     (e) Exercise of Options. Subject to the conditions on Incentive Options in Section 7(b), each Option shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as the Committee may determine at the time it grants the Option; provided, however, that no Option shall be exercisable with respect to any Shares later than ten years after the Grant Date.

     8. Options for Directors. On the third Friday of December in each year, each director who is not an employee of the Company and its Subsidiaries shall receive a Director Option to purchase the number of Shares calculated by dividing $25,000 by the Market Value of the Shares on the Grant Date. In the event that on the third Friday of any December, there is not a sufficient number of Shares available to implement fully the preceding sentence, then each such director shall receive a pro rata portion of the Director Option contemplated by the preceding sentence. The Option Price for each Director Option shall be the Market Value on the Grant Date or, in the event there is no Market Value available on the Grant Date, on the date next following the Grant Date for which a Market Value is available. Each Director Option shall become exercisable in four equal installments upon each of the first four anniversaries of the Grant Date. No Director Option shall be exercisable later than ten years after the Grant Date.

     9.   Terms and Condition Applicable to All Options.

     (a) Non-Transferability. No Option shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and each Option shall be exercisable during the Optionee's lifetime only by him or her.

     (b) Notice of Exercise and Payment. An Option shall be exercisable only by delivery of a written notice to the Company's Treasurer or any other officer of the Company designated by the Committee to accept such notices on its behalf, specifying the number of Shares for which it is exercised. If the Shares are not at that time effectively registered under the Securities Act of 1933, as amended, the Optionee shall include with such notice a letter, in form and substance satisfactory to the Company, confirming that the Shares are being purchased for the Optionee's own account for investment and not with a view to distribution. Payment shall be made in full at the time the Option is exercised. Payment shall be made by (i) cash or check, (ii) if approved by the Committee at the time of exercise, delivery and assignment to the Company of Shares having a Market Value as of the date of exercise equal to the exercise price, (iii) if approved by the Committee at the time of exercise, delivery of the Optionee's promissory note for the exercise price, or (iv) any combination of (i), (ii) or (iii) above.

     (c) Rights as Shareholder. No Optionee shall have any rights as a shareholder or any claim to dividends paid with respect to any Shares to which the Option relates until the date such Shares are issued to him or her.

     10. Termination of Options. Each Option shall terminate and may no longer be exercised if the Optionee ceases to perform services for the Company or a Subsidiary, in accordance with the following provisions:

     (i) if the Optionee's services shall have been terminated by resignation or other voluntary action, or if such services shall have been terminated involuntarily for cause, all of the Optionee's Options shall terminate and may no longer be exercised;

     (ii) if the Optionee's services shall have been terminated for any reason other than cause, resignation or other voluntary action before his or her eligibility to retire, and before his or her disability or death, he or she may at any time within a period of fifteen (15) months after such termination of service exercise his or her Options to the extent that the Options were exercisable on the date of termination of service;

     (iii)       if  the  Optionee's  service  shall  have   been
     terminated  because  of  disability within  the  meaning  of
     Section  22(e)(3) of the Code, he or she  may  at  any  time within a period of fifteen (15) months after such termination of service exercise his or her Options to the extent that such Options were exercisable on the date of termination of service; and

     (iv) if the Optionee dies at a time when he or she might have exercised an Option, then his or her estate, personal representative or beneficiary to whom it has been transferred pursuant to Section 9(a) hereof may at any time within a period of fifteen (15) months after the Optionee's death exercise the Option to the extent the Optionee might have exercised it at the time of death; provided, however, that the Committee may, at its sole discretion, provide specifically in an Option Agreement for such other period of time during which an Optionee may exercise an Option after termination of the Optionee's services as the Committee may approve, subject to the overriding limitation that no Option may be exercised to any extent by anyone after the date of expiration of the Option.

     11. Withholding Taxes; Delivery of Shares. The Company's obligation to deliver Shares upon exercise of an Option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The Optionee may satisfy the obligations by electing (a) to make a cash payment to the Company, or (b) to have the Company withhold Shares, or (c) to deliver to the Company already-owned Shares with a value equal to the amount required to be withheld. The value of Shares to be withheld or delivered shall be based on the Market Value on the date the amount of tax to be withheld is to be determined. The Optionee's election to have Shares withheld for this purpose will be subject to the following restrictions: (1) the election must be made prior to the date the amount of tax is to be determined, (2) the election must be irrevocable, and (3) the election will be subject to the disapproval of the Committee.

     12. Stock Dividends; Stock Splits: Stock Combinations; Recapitalizations. Appropriate adjustment shall be made in the maximum number of Shares subject to the Plan to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company. Appropriate adjustment shall be made in the number, kind, and price of Shares covered by any outstanding Option hereunder to give effect to any stock dividends, stock splits, stock combinations, recapitalizations and other similar changes in the capital structure of the Company after the date the Option is granted.

     13. Merger; Sale of Assets; Dissolution. In the event of a change of the Company's Non-Voting Common Stock resulting from a merger or similar reorganization as to which the Company is the surviving corporation, the number and kind of shares which thereafter may be optioned and sold under the Plan and the number and kind of shares then subject to options granted hereunder and the price per share thereof shall be appropriately adjusted in such manner as the Board may deem equitable to prevent substantial dilution or enlargement of the rights available or granted hereunder. If the Board, in its discretion, determines that the Company will undergo a merger or similar reorganization which it will not survive or a sale of all or substantially all it assets, the Board may accelerate, in whole or in part, the vesting and/or exercisability of any outstanding Option granted under this Plan. Except as otherwise determined by the Board, a merger or a similar reorganization which the Company does not survive, or a sale of all or substantially all of the assets of the Company, shall cause every Option outstanding hereunder to terminate, to the extent not then exercised, unless any surviving entity agrees to assume the obligations thereof.

     14. Termination or Amendment of Plan. The Board may at any time terminate the Plan or make such changes in or additions to the Plan as it deems advisable without further action on the part of the shareholders of the Company, provided:

     (a) that no such termination or amendment shall adversely affect or impair any then outstanding Option without the consent of the Optionee holding that Option; and

     (b)  that any such amendment which:

           (i) increases the maximum number of Shares subject to this Plan,

           (ii)  changes  the  class  of  persons  eligible   to
           participate in this Plan, or

           (iii) materially increases the benefits accruing to participants under this Plan shall be subject to approval by the shareholders of the Company within one year from the effective date of such amendment and shall be null and void if such approval is not obtained.

     15. Change of Control - Automatic Vesting of Options. Notwithstanding anything to the contrary herein, the Board or the Committee shall include in the Option Agreement for each unvested Option granted under this Plan the following provision (which shall be added by amendment to each existing Option Agreement for an unvested Option granted prior to April 9, 1997, and such amendment may incorporate said provision by reference to this Section 15), and such inclusion may be effected by incorporating said provision by reference to this Section 15:

           This Option shall be immediately exercisable and the Optionee shall become eligible to purchase any and all shares covered by each Option at any time or from time to time after the occurrence of a Change of Control of the Company. A "Change of Control" shall mean:

          (a) The acquisition, other than from the Company, by any individual, entity or group (within the meaning of
          Section 13(d) (3) or 14(d) (2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange
          Act) of 25% or more of either (i) the then outstanding non-voting common stock of the Company (the "Non-Voting Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Company Voting Securities"); provided, that any acquisition by (x) the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries or (y) any Person that is eligible, pursuant to Rule 13d-1(b) under the Exchange Act, to file a statement on Schedule 13G with respect to its beneficial ownership of Company Voting Securities, whether or not such Person shall have filed a statement on Schedule 13G, unless such Person shall have filed a statement on Schedule 13D with respect to beneficial ownership of 25% or more of the Company Voting Securities, shall not constitute a Change of Control; and provided, further, that the provisions of this subsection (a) shall apply whether or not the Company Voting Securities or the Non-Voting Stock is registered or required to be registered under the Exchange Act; or

          (b) Individuals who, as of the date hereof, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided, that any individual becoming a director of the Company ("Director") subsequent to the date of the Option whose election or nomination for election by the Company's shareholders, was approved by at least a majority of the Directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company (as such terms are used in Rule 14a-11 of the Regulation 14A promulgated under the Exchange Act); or

          (c) Approval by the shareholders of the Company of a reorganization, merger or consolidation (a "Business Combination"), in each case with respect to which all or substantially all of the individuals and entities who were the respective beneficial owners of the Non-Voting Stock and of the Company Voting Securities immediately prior to such Business Combination will not, following such Business Combination, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding non-voting stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation or other entity resulting from the Business Combination in substantially the same proportion as their ownership immediately prior to such Business Combination of the Non-Voting Stock and Company Voting Securities, as the case may be; or

          (d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company, or (ii) a sale or other disposition of all or substantially  all  of the assets of  the  Company,  or
          (iii) a sale or disposition of Eaton Vance Management (or any successor thereto) or of all or substantially all of the assets of Eaton Vance Management (or any successor thereto), or (iv) an assignment by any direct or indirect investment adviser subsidiary of the Company of investment advisory agreements pertaining to more than 50% of the aggregate assets under management of all such subsidiaries of the Company, in the case of
          (ii), (iii) or (iv) other than to a corporation or other entity with respect to which, following such sale or disposition or assignment, more than 60% of, respectively, the outstanding non-voting stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Non-Voting Stock and Company Voting Securities immediately prior to such sale, disposition or assignment in substantially the same proportion as their ownership of the Non-Voting Stock and Company Voting Securities, as the case may be, immediately prior to such sale, disposition or assignment.

           Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change of Control:

          (1) The acquisition, holding or disposition of Company Voting Securities deposited under the Voting Trust Agreement dated as of December 31, 1996 or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees thereunder, or the acquisition, holding or disposition of Company Voting Securities deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.

          (2) Any termination or expiration of a voting trust agreement under which Company Voting Securities have been deposited or the withdrawal therefrom of any Company Voting Securities deposited thereunder, if all Company Voting Securities and/or the voting trust receipts issued therefor continue to be held thereafter by the same persons in the same amounts, or if contemporaneously there shall be a Business Combination or change in the capitalization of the Company as described in clause (3) below.

          (3) A Business Combination or change in the capitalization of the Company pursuant to which the holders of the Non-Voting Stock of the Company become holders of voting securities of the Company or of the corporation or other entity resulting from such Business Combination, in substantially the same proportion as their ownership of Non-Voting Stock immediately prior to such Business Combination or change in capitalization.

                        EATON VANCE CORP

          AMENDMENT TO INCENTIVE STOCK OPTION AGREEMENT

        Under 1995 Stock Option Plan - Restatement No. 1


      The Incentive Option Agreement effective ___________, 1996, between Eaton Vance Corp. (the "Company") and the undersigned Optionee granting an incentive stock option to purchase Non-Voting Common Stock of the Company is hereby amended to add thereto the provision for automatic vesting after a Change of Control of the Company, as set forth in Section 15 of the Company's 1995 Stock Option Plan - Restatement No. 1, which provision is incorporated herein by reference thereto as if fully stated herein.

IN WITNESS WHEREOF, the Company and the Optionee have caused this Amendment to be duly executed as of April 9, 1997.


                              EATON VANCE CORP


____________________________  By:_____________________________
     Optionee                      Vice President and Treasurer

                        EATON VANCE CORP

        AMENDMENT TO NONQUALIFIED STOCK OPTION AGREEMENT

        Under 1995 Stock Option Plan - Restatement No. 1


      The Nonqualified Option Agreement effective ___________, 1996, between Eaton Vance Corp. (the "Company") and the undersigned Optionee granting a nonqualified stock option to purchase Non-Voting Common Stock of the Company is hereby amended to add thereto the provision for automatic vesting after a Change of Control of the Company, as set forth in Section 15 of the Company's 1995 Stock Option Plan - Restatement No. 1, which provision is incorporated herein by reference thereto as if fully stated herein.

IN WITNESS WHEREOF, the Company and the Optionee have caused this Amendment to be duly executed as of April 9, 1997.


                              EATON VANCE CORP


____________________________  By:_____________________________
     Optionee                     Vice President and Treasurer

                        EATON VANCE CORP

          AMENDMENT TO DIRECTOR STOCK OPTION AGREEMENT

        Under 1995 Stock Option Plan - Restatement No. 1


      The Director Option Agreement effective ___________, 1996, between Eaton Vance Corp. (the "Company") and the undersigned Optionee granting a director stock option to purchase Non-Voting Common Stock of the Company is hereby amended to add thereto the provision for automatic vesting after a Change of Control of the Company, as set forth in Section 15 of the Company's 1995 Stock Option Plan - Restatement No. 1, which provision is incorporated herein by reference thereto as if fully stated herein.

IN WITNESS WHEREOF, the Company and the Optionee have caused this Amendment to be duly executed as of April 9, 1997.


                              EATON VANCE CORP


____________________________  By:_____________________________
    Optionee                      Vice President and Treasurer

                          EXHIBIT 10.3

                        EATON VANCE CORP.

   1992 Incentive Plan - Stock Alternative - Restatement No. 2


     1.    Definitions.  As used in this Eaton Vance  Corp.  1992
     Incentive Plan - Stock Alternative, the following terms shall have the following meaning:

     Administrator means the Board of Directors or any committee or persons to whom it delegates its authority.

     Annual  Incentive means an annual cash incentive awarded  by
     the   Company,  including  without  limitation  thereto  the
     bonuses known as PIB and PROP.

     Annual Incentive Recipient means any employee who receives an Annual Incentive.

     Board means the Company's Board of Directors.

     Company means Eaton Vance Corp., a Maryland corporation, and its subsidiaries.

     Hardship  means an immediate and heavy financial need  which may  be met only by the sale of Shares as determined by  the
     Administrator    in    accordance   with   nondiscriminatory
     standards.

     Monthly Incentive means a monthly cash incentive bonus awarded by the Company.

     Monthly Incentive Recipient means any employee who receives a Monthly Incentive.

     Option  means  an option to convert a percentage  of  Annual
     Incentive or Monthly Incentive into Shares pursuant to this Plan.

     Participant means an Annual Incentive Recipient or a Monthly
     Incentive Recipient who has elected to participate in the Plan.

     Plan means this 1992 Incentive Plan - Stock Alternative.

     Shares  means  shares of Non-Voting Common  Stock  of  Eaton
     Vance Corp.

     2.    Purpose.   The  purpose of  the  Plan  is  to  provide
     employees of the Company who are entitled to receive cash incentives the opportunity to apply up to half their incentives to the purchase of Shares.

     3.    Effective Date.  The Plan shall become effective  July
     17, 1992.

     4. Shares Subject to the Plan. The number of Shares that may be made subject to the Plan shall not exceed 300,000 (which number shall on May 15, 1997 be increased to 600,000 to reflect the two-for-one stock split effective on that date), in the aggregate. The Shares to be delivered pursuant to a purchase under the Plan may consist, in whole or in part, of authorized but unissued Shares or treasury Shares not reserved for any other purpose.

     5.   Options for Annual Incentive Recipients.

     (a)   Persons  Eligible.   Each Annual  Incentive  Recipient
     (including, without limitation, an officer or director of Eaton Vance Corp.) shall be eligible to participate in the Plan.

     (b) Price. The price per share shall be 90% of the average closing price of a Share during the first five trading days following the tenth of November.

     (c)  Exercise of Options.

       (1) Each Annual Incentive Recipient may elect to apply any whole percentage of his or her Annual Incentive, from a minimum of 5% to a maximum of 50%, to the purchase of Shares.

       (2)    The  election  must  be  made  by  November  tenth.
       Failure to make a timely election shall be deemed to be an election not to participate for that year.

       (3) The Company shall apply each Participant's elected amount of Annual Incentive to the purchase of Shares at the specified price and shall deliver to the Participant notice of issuance of the Shares before the end of November.

     6.   Options for Monthly Incentive Recipients.

     (a)   Persons  Eligible.  Each Monthly  Incentive  Recipient
     (including, without limitation, an officer or director of Eaton Vance Corp.) shall be eligible to participate in the Plan.

     (b)  Price.

       (1) For incentives withheld during the November 1 to April 30 fiscal half year, the price per Share shall be 90% of the average closing price of a Share during the first five trading days following May tenth.

       (2)   For  incentives withheld during the May 1 to October
       31 fiscal half year, the price per Share shall be 90% of the average closing price of a Share during the first five trading days following November tenth.

     (c)  Exercise of Options.

       (1) Each Monthly Incentive Recipient may elect to have any whole percentage of his or her Monthly Incentive, from a minimum of 5% to a maximum of 50%, withheld and applied to the purchase of Shares.

       (2) The election must be made on or before the last business day of April for the fiscal half year beginning May 1 and ending October 31 and on or before the last business day of October for the fiscal half year beginning November 1 and ending April 30. Failure to make a timely election shall be deemed an election not to participate for that fiscal half year.

       (3) The Company will hold the money and in May and November apply each Participant's elected amount to the purchase of Shares at the specified price and shall deliver notice to the Participant of issuance of the Shares before the end of May and November.

     (d) Opt Out. A Monthly Incentive Recipient (except an officer or director of Eaton Vance Corp. who has made an irrevocable election in the form of Schedule B hereto) who has elected to participate under the Plan may opt out as to all (but not part) of the bonuses withheld for the purchase of Shares by giving written notice to the Administrator prior to the last business day of the fiscal half year. Any amounts withheld from a Participant's Monthly Incentive through deductions for the purchase of Shares and not used for the purchase of Shares shall be returned without interest.

     7.   Terms and Conditions Applicable to All Options.

     (a) Holding Period. Except in the case of Hardship, no Participant may sell the Shares for a period of one year from the date such Shares are issued to him or her. The Company will withhold certificates for one year from the date of issuance, at which time the Company shall cause to be delivered to the Participant a certificate or certificates for the number of Shares purchased by the Participant.

     (b) Hardship. If a participant demonstrates to the Administrator that he or she has incurred a Hardship, the
     Administrator may in its discretion deliver, before the expiration of one year after purchase, certificates representing shares purchased by the Participant sufficient in value to meet the Hardship; provided that no certificates will be delivered to an officer or director of Eaton Vance Corp. before the expiration of six months after purchase.

     (c)   Whole  Shares.  The Company will purchase the  maximum
     number of whole Shares with the bonuses to be applied.   Any
     amounts representing fractional share interests shall be returned without interest.

     (d) Limitation on Participation. Participation shall be limited to Participants who comply with such administrative procedures as the Administrator shall establish.

     (e) Purchase for Investment. Each Participant may be required to sign such agreement as the Administrator may require to the effect the Participant is purchasing for investment and not with a view to resale or other distribution.

     (f) Options Not Transferable. Options under the Plan are not assignable or transferable by a Participant and are exercisable only by the Participant.

     8. Administration. The Plan shall be administered by the Administrator. The Administrator shall have authority to interpret and apply all provisions of the Plan and to prescribe, amend and rescind rules and regulations relating to the Plan. Nothing in this section shall be deemed to authorize the Administrator to alter or administer the provisions of the Plan in a manner inconsistent with the terms of the Plan.

     9. Amendments to or Discontinuation of the Plan. The Board shall have the right to amend, modify or terminate the Plan at any time without notice, provided, however, that the then existing rights of all Participants shall not be adversely affected thereby.

                          EXHIBIT 11.1


Computation of average number of shares outstanding in accordance with Securities and Exchange Commission Act of 1934, Release No.
9083.

                                      Three Months      Six Months
                                    Ended April 30,       Ended
                                                 April 30,

                                   1997       1996       1997       1996
Primary:

Weighted average number of
voting and non-voting common
shares outstanding             18,656,824  18,860,524 18,760,592  18,845,922

Assumed exercise of certain
non-voting stock options
based on average market
value and shares reserved
for issuance under employee
stock purchase plan               562,516        -       596,260        -

Weighted average number of
shares used in primary per
share computations             19,219,340  18,860,524 19,356,852  18,845,922

Fully diluted:

Weighted average number of
voting and non-voting common
shares outstanding             18,656,824  18,860,524 18,760,592  18,845,922

Assumed exercise of certain
non-voting stock options
based on higher of average
or closing market value and
shares reserved for issuance
under employee stock
purchase plan                     562,521        -       604,550        -

Weighted average number of
shares used in fully diluted
per share computations         19,219,345  18,860,524 19,365,142  18,845,922

All share amounts reflect a two-for-one stock split effective May 15, 1997.