Form 10-Q
period 1997-07-31
EATON VANCE CORP
filed 1997-09-03
CIK 350797

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     Quarterly report pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934


  For the period ended July 31, 1997     Commission File No. 1-8100


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



   Shares outstanding as of July 31, 1997:
    Voting Common Stock - 38,720 shares
    Non-Voting Common Stock - 18,529,675 shares



                       Page 1 of 21 pages





















                             PART I


                      FINANCIAL INFORMATION


























                               -2-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                        July 31,    October 31,
                                          1997         1996
ASSETS:                                   (in thousands)

CURRENT ASSETS:
  Cash and equivalents               $   52,675    $   55,583
  Short-term investments                 77,867        60,792
  Investment adviser fees and other
   receivables                            5,588         7,650
  Assets held for sale                    3,031         2,500
  Other current assets                    7,112         3,547

     Total current assets               146,273       130,072


OTHER ASSETS:
  Investments:
    Real estate                          21,622        18,541
    Investments in affiliates             8,000         9,565
    Investment companies                 11,007         8,965
    Other investments                     4,540         5,763
  Receivable for income taxes             5,817            -
  Notes receivable and receivables
   from affiliates                        2,060         1,241
  Deferred sales commissions            174,061       180,283
  Equipment and leasehold
   improvements, net of accumulated
   depreciation and amortization of
   $5,111 and $4,713, respectively        2,658         2,828
  Goodwill, net of accumulated
   amortization of $3,400
   and $2,924, respectively               2,615         3,004

     Total other assets                 232,380       230,190

      Total assets                   $  378,653    $  360,262




                  See notes to consolidated financial statements








                               -3-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Balance Sheets (unaudited) (continued)

                                        July 31,    October 31,
                                          1997         1996
LIABILITIES AND SHAREHOLDERS' EQUITY   (in thousands, except
                                           share figures)

CURRENT LIABILITIES:
  Accrued compensation               $    7,894     $   10,981
  Accounts payable and accrued
   expenses                               8,923          7,839
  Dividend payable                        1,857          1,881
  Current portion of long-term debt       8,704          1,545
  Other current liabilities               3,800          1,835

     Total current liabilities           31,178         24,081


OTHER LIABILITIES:
  6.22% Senior Note                      42,857         50,000
  Mortgage notes payable                 10,238          4,549

     Total other liabilities             53,095         54,549

  Deferred income taxes                  68,885         70,852

  Commitments and contingencies              -              -


SHAREHOLDERS' EQUITY:
  Common stock, par value $.03125
   per share - Authorized, 160,000
   shares, Issued, 38,720 shares              1              1
  Non-voting common stock, par value
   $.03125 per share - Authorized,
   23,840,000 shares, Issued, 18,529,675
   and 18,729,576 shares, respectively      578            585
  Additional paid-in capital             27,216         36,788
  Notes receivable from stock option
   exercises                             (3,177)        (3,221)
  Unrealized gain on investments          3,450          3,598
  Retained earnings                     197,427        173,029

     Total shareholders' equity         225,495        210,780


      Total liabilities and
       shareholders' equity         $  378,653     $  360,262


         See notes to consolidated financial statements




                               -4-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

Consolidated Statements of Income (unaudited)
                              Three Months Ended Nine Months Ended
                                     July 31,            July 31,
                                 1997       1996     1997       1996
REVENUE:                    (in thousands, except per share figures)

  Investment adviser and
   administration fees        $ 30,548   $  25,605 $ 86,099   $  74,064
  Distribution income           19,369      18,318   56,126      57,138
  Income from real estate        1,229         845    3,066       2,788
   activities
  Other income                     351         436    1,756       1,485

     Total revenue              51,497      45,204  147,047     135,475

EXPENSES:
  Compensation of officers
   and employees                13,171       9,682   35,065      30,327
  Amortization of deferred
   sales commissions            13,780      13,294   40,607      39,354
  Other expenses                 9,100       5,818   24,299      21,053

     Total expenses             36,051     28,794   99,971       90,734

OPERATING INCOME                15,446     16,410   47,076       44,741

OTHER INCOME (EXPENSE):
  Interest income                  828        961    2,507        2,757
  Interest expense              (1,037)      (935)  (2,923)      (2,814)
  Gain on sale of investments    2,366          1    3,516        1,058
  Equity in net income (loss)
   of affiliates                   145     (1,083)     178          685

Income before income taxes
 and extraordinary item         17,748     15,354   50,354       46,427

INCOME TAXES                     7,227      5,859   20,343       18,323

Income before extraordinary
 item                           10,521      9,495   30,011       28,104

Extraordinary gain on early
 retirement of debt, net of
 income taxes                       -          -        -         1,590

NET INCOME                    $ 10,521   $  9,495 $ 30,011    $  29,694


         See notes to consolidated financial statements

Consolidated Statements of Income (unaudited) (continued)
                              Three Months Ended Nine Months Ended
                                     July 31,            July 31,
                                 1997       1996     1997       1996
EARNINGS PER SHARE:        (in thousands, except per share figures)


Earnings per share before
 extraordinary item            $  0.55  $   0.49  $   1.55 $   1.48

Extraordinary gain on early
 retirement of debt, net of
 income taxes, per share            -         -         -      0.08

Earnings per share             $  0.55  $   0.49  $   1.55 $   1.56

Dividends declared, per share  $  0.10  $   0.09  $   0.30 $   0.26

Average common shares
 outstanding                    19,287    19,462    19,334   19,052


         See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited)
                                        Nine Months Ended
                                              July 31,
                                         1997         1996
                                           (in thousands)

Cash and equivalents, beginning of
 period                              $  55,583     $   67,650

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              30,011         29,694
Adjustments to reconcile net income
to net cash provided by operating activities:
  Extraordinary gain on early                          (1,590)
   retirement of debt                       -
  Equity in net income of affiliates      (178)          (685)
  Deferred income taxes                 (1,712)        (6,162)
  Amortization of deferred sales
   commissions                          40,607         39,354
  Depreciation and other
   amortization                          1,966          1,797
  Payment of sales commissions         (56,948)       (42,477)
  Capitalized sales charges received    22,608         24,547
  Gain on sale of investments           (3,516)        (1,058)
  Change in income taxes receivable     (7,776)        (3,213)
  Change in accrued compensation        (3,087)        (2,157)
  Changes in other assets and            3,490           (213)
   liabilities

Net cash provided by operating
 activities                             25,465         38,334

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate, equipment
  and leasehold improvements            (1,288)          (957)
 Net (increase) decrease in notes
  and receivable from affiliates          (775)           434
 Net increase in investment
  companies and other investments       (2,024)        (2,761)
 Dividends received from affiliate         621            497
 Acquisition of real estate
  partnership                             (600)            -
 Proceeds from sale of investments      67,344         13,501
 Purchase of short-term investments    (76,240)       (19,939)

Net cash used for investing
 activities                            (12,962)        (9,225)


         See notes to consolidated financial statements

Consolidated Statements of Cash Flows (unaudited) (continued)
                                         Nine Months Ended
                                              July 31,
                                         1997         1996
                                           (in thousands)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Payments on notes payable           $    (197)    $ (1,428)
 Proceeds from the issuance of non-
  voting common stock                    2,977        2,310
 Dividends paid                         (5,636)      (4,804)
 Repurchase of non-voting common
  stock                                (12,555)      (1,797)

Net cash used for financing
 activities                            (15,411)      (5,719)

Net (decrease) increase in cash and
 equivalents                            (2,908)      22,893

Cash and equivalents, end of period  $  52,675     $ 90,543

SUPPLEMENTAL INFORMATION:
 Interest paid                       $   2,920     $  2,033
 Income taxes paid                   $  30,240     $ 28,018


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

(2) Investments in Affiliates

The Company has a 22 percent investment in Lloyd George Management (BVI) Limited (LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.9 million and $8.4 million at July 31, 1997 and October 31, 1996, respectively. At July 31, 1997, the Company's investment exceeded its share of the underlying net assets of LGM by $6.3 million. This excess is being amortized over a twenty-year period.

The  Company  also  maintains an 82 percent  general  partnership interest in Fulcrum Management Partners II, L.P. (FMPII), a Delaware limited partnership of which a principal officer of the Company is the other general partner. FMPII is a 20 percent general partner of VenturesTrident II, L.P. (VTII), a Delaware limited partnership formed to invest in equity securities of public and private gold mining ventures. In addition to its general partnership interest in FMPII, the Company maintains a 3 percent limited partnership interest in VTII. The Company's investment in VTII was $0.2 million and $1.2 million at July 31, 1997 and October 31, 1996, respectively. VTII will complete its tenth and final year in 1997 and is scheduled for termination effective December 31, 1997.

On July 18, 1997, VTII distributed shares of various gold mining securities with a value of approximately $26.2 million to its partners. The Company received gold mining securities with a value of approximately $1.0 million as a result of this distribution.

In the first nine months of fiscal 1996, the Company received gold mining securities with a value of approximately $0.3 million resulting from the termination of a second gold mining partnership (VenturesTrident, L.P.) and the subsequent distribution of that partnership's assets. The Company also received gold mining securities with a value of approximately $1.8 million in settlement of notes receivable for management services provided to the partnership.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) Stock Option Plans

Outstanding  options to subscribe to shares of non-voting  common
stock   issued  under  the  Company's  stock  option  plans   are
summarized as follows:

                         Shares Under Option   Option Price Range

Balance, October 31, 1995     1,339,442        $  4.38  -  17.00
Adjustment for distribution
 of IB&T                        278,816
Adjusted balance              1,618,258           3.62  -  14.07

Exercised                      (332,720)          3.62  -  14.07
Granted                         282,540          14.13  -  15.54
Cancelled/Expired              (134,784)         11.28  -  14.13
Balance, October 31, 1996     1,433,294           6.52  -  15.54

Exercised                      (257,124)          6.52  -  14.13
Granted                         496,396          20.88  -  22.96
Cancelled/Expired              (112,702)         11.28  -  20.88
Balance, July 31, 1997        1,559,864         $11.28  -  22.96


At July 31, 1997, options to purchase 878,226 shares were exercisable. Options to purchase 681,638 additional shares will become exercisable over the next four years.

(4)  Common Stock Repurchases

In  the  first  nine months of fiscal 1997 the Company  purchased
548,000  shares of its non-voting common stock under its  current
share   repurchase  authorization.   The  total  cost   of   this
repurchase was $12.6 million.

(5)  Regulatory Requirements

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $23.1 million at July 31, 1997, which exceeded the net capital requirement of $0.3 million as of that date. The ratio of aggregate indebtedness to net capital at July 31, 1997 was 0.23 to 1.





                              -10-
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(6)  Real Estate Investments

Real  estate  investments held at July 31, 1997 and  October  31,
1996 follow:

                                    July 31,     October 31,
                                      1997           1996
                                        (in thousands)
Buildings                        $  25,636      $   24,632
Land                                 2,524           1,721
  Total                             28,160          26,353
Less: Accumulated depreciation       6,538           7,534
  Net book value                    21,622          18,819
Share of accumulated losses in
excess of partnership interest          -             (278)

  Total                          $  21,622      $   18,541

In the second quarter of 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, MA and Colonie, NY. The estimated net realizable values of the buildings exceeds their respective carrying values of $1.6 million and $1.4 million. As a result no impairment loss has been recognized. The Company expects the sale of the properties to be completed by April 30, 1998.

On March 7, 1997, the Company acquired the remaining 50 percent interest in the Post Office Square Building Company, L.P. (the "partnership") which owns an office building in Boston, Massachusetts for $0.6 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. The cost in excess of net assets acquired of $88,000 is being amortized on a straight-line basis over a twenty-year period. The operating results of the remaining 50 percent partnership interest have been included in the consolidated financial statements since the date of acquisition. The acquisition did not have a material pro forma impact on operations.

On July 2, 1997, the Company sold an office building located in downtown Boston, MA for $3.6 million. The Company recognized a pre-tax gain of $1.1 million on the sale which is included in "Gain on sale of investments" on the Company's consolidated statements of income.

NOTES   TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS  (unaudited)
(continued)

(7)  Unrealized Securities Holding Gains and Losses

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $92.5 million and $74.4 million at July 31, 1997 and October 31, 1996, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $6.4 million and $5.6 million at July 31, 1997 and October 31, 1996, respectively, and gross unrealized losses of approximately $1.3 million at July 31, 1997 have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

(8)  Income Taxes

The Massachusetts Department of Revenue (MDOR) has examined the tax returns for the Company and its subsidiaries for fiscal years 1993 through 1995. In connection with this examination the MDOR has assessed additional taxes and interest of $5.8 million. In the opinion of management, after consultation with outside tax and legal counsel, there is significant merit to the positions claimed on the tax returns as filed and the Company intends to vigorously contest the assessment. However, Massachusetts General Laws require the Company to pay the assessment in advance. At July 31, 1997, the payment has been recorded as a "Receivable for Income Taxes" on the Company's consolidated balance sheet.

(9)  Earnings Per Common and Common Equivalent Share

Earnings per share for the three and nine months ended July 31, 1997 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 19.3 million. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

Earnings per share for the three and nine months ended July 31, 1996 are based upon the weighted average number of common, non-voting common and non-voting common equivalent shares outstanding of 19.5 million and 19.1 million, respectively. Earnings per share assuming full dilution have not been presented because the dilutive effect is immaterial.

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

Results of Operations

Quarter  Ended July 31, 1997 Compared to Quarter Ended  July  31,
1996

The Company earned $10.5 million or $0.55 per share in the third quarter of 1997 compared to $9.5 million or $0.49 per share in the third quarter of 1996. The per share data for all periods presented reflects the two-for-one stock split declared on April 9, 1997 for shareholders of record on May 15, 1997.

Assets under management increased 26 percent to $21.0 billion on July 31, 1997 from $16.7 billion on July 31, 1996 as a result of net sales of new fund shares and appreciation in the market value of managed assets. Mutual fund sales of $1.6 billion in the third quarter of fiscal 1997 were $1.0 billion greater than the $0.6 billion reported in the second quarter of fiscal 1996. The sales gain was led primarily by the Company's equity funds and a $1.1 billion private placement of the Belvedere Equity Fund LLC. As a result of continued sales growth, equity funds (both domestic and international) increased to 26 percent of total assets under management  on  July 31, 1997 from 18 percent on July  31,  1996.
Floating-rate bank loan funds experienced growth as well, increasing to 17 percent of total assets under management on July 31, 1997 from 15 percent a year ago. Taxable and non-taxable fixed income funds decreased to 45 percent of total mutual fund assets under management on July 31, 1997 from 55 percent a year ago.

Total revenue increased $6.3 million to $51.5 million in the third quarter of 1997 from $45.2 million in the third quarter of 1996. Investment adviser and administration fees increased by 19 percent to $30.5 million in the third quarter of fiscal 1997 from $25.6 million in the third quarter of fiscal 1996, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased by $1.1 million or 6 percent to $19.4 million in the third quarter of 1997 from $18.3 million a year earlier due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $36.1 million in the third quarter of 1997 from $28.8 million in the third quarter of 1996 largely as a result of the marketing expenses associated with the strong increase in mutual fund sales and the Belvedere Equity Fund LLC private placement.

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

ITEM 2. MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and will require the Company to change its presentation of earnings per share from primary earnings per share to basic and diluted earnings per share for its fiscal year ending October 31, 1998. In the first quarter of 1998, all prior period earnings per share data will be restated. Neither basic nor diluted earnings per share as calculated in accordance with SFAS No. 128 would be materially different from earnings per share as presented in these financial statements.

Nine  Months  Ended July 31, 1997 Compared to Nine  Months  Ended
July 31, 1996

The Company earned $30.0 million or $1.55 per share in the first nine months of 1997 compared to $29.7 million or $1.56 per share in the first nine months of 1996. Operating results for the first nine months of 1996 include an extraordinary gain of $1.6 million or $0.08 per share, net of income taxes, related to the early retirement of a mortgage owed by the Company's real estate subsidiary. Earnings per share in the first nine months of 1997 included $0.02 per share resulting from gold operations compared to a $0.07 earnings per share impact in the first nine months of 1996.

Total revenue increased $11.5 million to $147.0 million in the first nine months of 1997 from $135.5 million in the first nine months of 1996. Investment adviser and administration fees increased to $86.1 million from $74.1 million, primarily as a result of the increase in total assets under management and a change in the Company's product mix. Distribution income decreased by $1.0 million in the first nine months of 1997 to $56.1 million from $57.1 million a year earlier despite third quarter 1997 growth in spread-commission fund assets under management.

Total operating expenses increased by $9.2 million to $100.0 million in the first nine months of 1997. Compensation expense increased by $4.8 million to $35.1 million, primarily as a result of an increase in marketing expenses associated with the increase in mutual fund sales and the Belvedere Equity Fund LLC private placement. Amortization expense increased by $1.2 million, or 3 percent, to $40.6 million primarily as a result of the increase in gross sales of the Company's spread-commission funds.


Liquidity and Capital Resources

Cash,  cash  equivalents  and short-term  investments  aggregated
$130.5 million at July 31, 1997, an increase of $14.2 million from October 31, 1996.

ITEM 2. MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Operating activities generated cash of $25.5 million in the first nine months of 1997 compared to $38.3 million in the first nine months of 1996. The decrease in cash provided by operating activities can primarily be attributed to an increase in sales commissions paid to brokers and the payment of $5.8 million associated with an assessment made by the Massachusetts Department of Revenue (MDOR) in the second quarter of 1997. The assessment was made in conjunction with the MDOR's examination of the Company's state tax returns for fiscal years 1993 through 1995. The Company, on the basis of the opinion of legal counsel, intends to vigorously contest the assessment. Massachusetts General Laws, however, require payment of the amount assessed prior to the resolution of the issues and the Company has made such payment as required. The payment of additional taxes and interest has therefore been recorded as a "Receivable for Income Taxes" on the Company's consolidated balance sheet.

Investing activities for the Company reduced cash and cash equivalents by $13.0 million in the first nine months of 1997 compared to $9.2 million in the first nine months of 1996. The primary use of cash in the first nine months of 1997 was the purchase of $76.2 million in short-term investments following the sale of certain short-term marketable securities.

Significant financing activities during the first nine months of 1997 included the repurchase of 548,000 shares of the Company's non-voting common stock under its authorized repurchase program. On April 9, 1997, the Board of Directors approved a new repurchase program which authorizes the Company to repurchase up to 1 million shares of its outstanding non-voting common stock.

At  July 31, 1997, the Company had no borrowings under its  $50.0 million senior unsecured revolving credit facility.

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

     27.1 Financial Data Schedule as of July 31, 1997 (filed herewith - electronic filing only).

(b)       Reports on Form 8-K

            None.

                           SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EATON VANCE CORP.
                                         (Registrant)




DATE: September 3, 1997               /s/William M. Steul
                                           (Signature)
                                         William M. Steul
                                     Chief Financial Officer



DATE: September 3, 1997                /s/John P. Rynne
                                           (Signature)
                                          John P. Rynne
                                       Corporate Controller

                          EXHIBIT 11.1


Computation of average number of shares outstanding in accordance with Securities and Exchange Commission Act of 1934, Release No.
9083.

                             Three Months Ended     Nine Months Ended
                                   July 31,              July 31,

                               1997       1996       1997      1996
Primary:

Weighted average number of
voting and non-voting common
shares outstanding          18,585,902  18,910,462 18,702,362 18,868,102

Assumed exercise of certain
non-voting stock options
based on average market
value and shares reserved
for issuance under employee
stock purchase plan            701,453     551,972    631,324    183,990

Weighted average number of
shares used in primary per
share computations          19,287,355  19,462,434 19,333,686 19,052,092

Fully diluted:

Weighted average number of
voting and non-voting common
shares outstanding          18,585,902  18,910,462 18,702,362 18,868,102

Assumed exercise of certain
non-voting stock options
based on higher of average
or closing market value and
shares reserved for issuance
under employee stock
purchase plan                  842,450     606,986    842,450    606,986

Weighted average number of
shares used in fully diluted
per share computations      19,428,352  19,517,448 19,544,812 19,475,088

All share amounts reflect a two-for-one stock split effective May 15, 1997.