Form 10-K
period 1997-10-31
EATON VANCE CORP
filed 1998-01-28
CIK 350797

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                  ended October 31, 1997
                        Commission File Number 1-8100

                              EATON VANCE CORP.
            (Exact name of registrant as specified in its charter)

            Maryland                                     04-2718215
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

24 Federal Street, Boston, Massachusetts                   02110
(Address of principal executive offices)                 (Zip Code)

                                (617) 482-8260
                                --------------
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
Non-Voting Common Stock
  ($0.03125 par value)                          New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
             Non-Voting Common Stock par value $0.03125 per share
                                Title of Class

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.


             Class                             Outstanding at December  31, 1997
    Non-Voting Common Stock,
      $0.03125 par value                                  18,545,360
Common Stock, $0.03125 par value                            38,720


Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $37.75 on December 31, 1997 on the New York Stock Exchange was $493,605,259. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5% or more of the registrant's Non-Voting Common Stock are affiliates.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1997, (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.

===============================================================================

                                    PART I

ITEM 1.  BUSINESS

The Company's principal business is creating, marketing and managing mutual funds and providing management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy years, tracing its history to two Boston-based investment managers:
Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. As of October 31, 1997, the Company managed $21.3 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

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

As of October 31, 1997, the Company provided investment advisory or administration services to over 70 Funds ("Funds") and to over 800 separately managed individual and institutional accounts. At that date, the Funds had aggregate net assets of $18.9 billion and the Company's separately managed accounts had aggregate net assets of $2.4 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:

                   FUND AND SEPARATELY MANAGED ACCOUNT ASSETS
                                 AT OCTOBER 31,
                                ------------------------------------------------
                                  1997      1996       1995      1994      1993
                                ------------------------------------------------
Funds:                                             (in millions)
   Money Market                  $   200   $   200    $   200   $   200  $   200
   Equities                        5,200     3,100      2,400     2,300    2,200
   Bank Loans                      3,900     2,800      1,400       600      800
   Taxable Fixed Income            2,100     1,300      1,300     1,300    1,100
   Non-Taxable Fixed Income        7,500     8,200      8,900     9,000    8,900
                               -------------------------------------------------
      Total                       18,900    15,600     14,200    13,400   13,200
                               -------------------------------------------------
Separately Managed Accounts        2,400     1,700      1,800     1,600    2,200
                               -------------------------------------------------
      Total                      $21,300   $17,300    $16,000   $15,000  $15,400
                               =================================================

On October 31, 1997, equity fund assets increased to 24 percent of total assets under management from 18 percent on October 31, 1996, while taxable and non-taxable fixed-income funds decreased to 45 percent of total assets under management from 55 percent a year ago. Floating-rate bank loan funds increased to 18 percent of total assets under management on October 31, 1997 from 16 percent a year ago.

Investment decisions for all but four of the over 70 Funds are made by portfolio managers employed by the Company and are made in accordance with each Fund's investment objectives and policies. Investment decisions for ten of the Company's international equity funds are made by Lloyd George Management, an independent investment management company based in Hong Kong in which the Company owns a minority equity position. Investment decisions for the Eaton Vance Worldwide Health Sciences Fund are made by OrbiMed Advisors, Inc. (formerly named Mehta and Isaly Asset Management, Inc.), an independent investment management company based in New York. The Company's portfolio management staff have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements with each of the Funds provide for fees ranging from 45 to 95 basis points of average net assets annually for management services provided. The investment advisory agreements must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees, i.e., those unaffiliated with the management company. Amendments to the investment advisory agreements must be approved by Fund shareholders. These agreements are generally terminable by the Fund upon 30 to 60 days notice without penalty.

Investment decisions for the separately managed accounts are made by investment counselors employed by the Company. The Company's investment counselors use the same sources of information as Fund portfolio managers, but tailor investment decisions to the needs of individual clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 30 to 80 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees received for the past five years ended October 31, 1997.

                                          INVESTMENT ADVISORY AND
                                            ADMINISTRATION FEES*
                                           YEAR ENDED OCTOBER 31,
                            ----------------------------------------------------
                               1997      1996       1995       1994      1993
                            ----------------------------------------------------
                                                 (in thousands)
Investment Advisory Fees -
  Funds                       $ 95,531  $ 81,473    $ 69,094  $ 68,284  $ 59,322
Separately Managed Accounts      9,503     8,865       8,712     9,807     8,949
Administration Fees - Funds     12,071     7,793       4,631     4,257     3,295
                            ====================================================
     Total                   $ 117,105  $ 98,131    $ 82,437  $ 82,348  $ 71,551
                            ====================================================

* Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds.

GENERAL DEVELOPMENT OF BUSINESS

The Company's growth has resulted from its ability to develop, offer successfully and manage effectively new funds and to increase the assets of existing Funds. The Company's strategy is to develop and manage products with clearly understood and clearly presented investment characteristics coupled with distribution arrangements that are attractive to third-party distributors of the Funds.

In 1993, the Company introduced the Master/Feeder structure. Master/Feeder is a two-tiered arrangement in which Funds (Feeder Funds) with substantially identical investment objectives pool their assets by investing in a common portfolio (Master Fund). Eaton Vance used Master/Feeder to introduce four distinct mutual fund families (Traditional, Marathon, Classic and Medallion), with each family having its own prospectus, sales literature, product design and distribution structure (see Marketing and Distribution of Fund Shares below). The structure was intended to benefit fund shareholders through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the broker/dealers and their clients. In 1997, the Company began to modify the Master/Feeder structure to reduce the number of Feeder Funds by merging some Feeder Funds into a single Fund with multiple Classes. It is anticipated that this modification will further reduce operating costs in the future by reducing existing prospectus and sales literature requirements, while continuing to offer a variety of distribution alternatives to investors and maintaining the ability to attract unaffiliated Feeder Funds.

In 1995, the Company increased its ownership interest in Lloyd George Management
(BVI) Limited ("LGM"), an independent investment management company based in Hong Kong. The two firms became affiliated in 1992 with the introduction of the Eaton Vance Greater China Funds, which are advised by LGM from its headquarters in Hong Kong. The investment management capabilities of LGM, with offices in Hong Kong, London and Mumbai, coupled with the introduction of the EV Medallion family of offshore funds, allows Eaton Vance both to manage and to distribute mutual funds globally.

In 1996, the directors of the Medical Research Investment Fund, Inc., approved the conversion of the Fund to the Master/Feeder structure and engaged EVM as administrator and EVD as distributor. As part of the conversion, the fund changed its name to EV Traditional Worldwide Health Sciences Fund and became a member of the Eaton Vance Family of Funds. The Fund, which concentrates investments in equity securities of domestic and foreign companies engaged in research and the health care industry, is managed by OrbiMed Advisors Inc. ("OrbiMed") (formerly named Mehta and Isaly Asset Management), the Fund's advisor since inception.

In 1997, the Company focused on developing products that are managed to maximize after-tax returns and on broadening its existing tax-efficient equity product line. In May and June of 1997, the Company introduced Belvedere Equity Fund LLC, a private fund for investors seeking to diversify concentrated positions in common stocks with substantial market appreciation. In September of 1997, the Company introduced Eaton Vance Tax-Managed Emerging Growth Fund, a companion product to Eaton Vance Tax-Managed Growth Fund which was introduced in the spring of 1996. A tax-managed international fund is planned for 1998.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

Each Eaton Vance Master Fund (excluding those managed by LGM and OrbiMed) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall management services to each of the Master Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies. The investment advisory agreements are approved by Fund shareholders and their continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees. Amendments to the investment advisory agreements must be approved by Fund shareholders.

EVM also serves as administrator or manager under an Administration Agreement or Management Contract (each an "Agreement") to most Funds (including those managed by LGM and OrbiMed). Under such Agreement(s) EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholders meetings and other administrative services, including furnishing office space and office facilities, equipment and personnel which may be necessary for managing and administering the business affairs of the Funds. EVM (or an affiliate) provides investment management or advisory services to most of these Funds. For the services provided under the Agreement(s), each Fund is required, in some cases, to pay EVM a monthly fee calculated at an annual rate not to exceed 0.25% of average daily net assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

In addition, certain of the Feeder Funds have adopted distribution plans which, subject to applicable law, provide for the reimbursement to the Company for the payment of applicable sales commissions to the retail distribution firms through the payment of an ongoing distribution fee (i.e., a 12b-1 fee). These distribution plans are implemented through a distribution agreement between EVD and the Fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the Fund and distributes shares of the Fund through unaffiliated dealers. Pursuant to the terms of the distribution plans and agreements and the Investment Company Act, each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees.

Each Fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the Fund who are employed by the Company. Under some circumstances, particularly in connection with the introduction of new funds and special promotions, EVM or BMR may waive a portion of its fee and pay for some expenses of the Fund.

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

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes shares of the Feeder Funds through EVD. EVD sells Fund shares through a retail network of national and regional dealers, including those affiliated with banks, insurance companies and financial planners. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1997, 1996 and 1995 calendar years, the five dealer firms responsible for the largest volume of Fund sales accounted for approximately 36%, 37% and 42%, respectively, of the Company's Fund sales volume. EVD currently maintains a sales force of more than 30 wholesalers and 30 sales assistants. Wholesalers and their assistants work closely with the retail distribution network to assist in selling shares of Eaton Vance Funds.

While a substantial majority of sales are made through national and large regional firms, in 1990 the Company embarked on a program to broaden its channels of distribution by establishing the Independent Financial Institutions sales force, a separate wholesaling force focusing on banks and financial planners. In an additional distribution initiative in 1997, the Company began offering its Funds to investors, without sales commissions or other transaction fees, through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells its U.S. registered Funds under three separate commission structures: 1) front-end load commission (Traditional or Class A); 2) spread-load commission (Marathon or Class B); and 3) level-load commission (Classic or Class C). For Traditional or Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the Fund or Class shares sold. The Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 25 basis points of average daily net assets.

For Marathon or Class B shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four to six year period. The shareholder pays a contingent deferred sales charge to EVD in the event shares are redeemed within a four, five or six year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund or Class in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The Commission has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets.

For Classic or Class C shares, the shareholder pays no front-end commissions or contingent deferred sales charges after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to those for Marathon or Class B shares, equal to 75 basis points of average net assets of the Fund or Class. Service fees are paid by the Fund to EVD in the first year and generally to authorized firms in subsequent years, at an annual rate not to exceed 25 basis points of average net assets. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

In addition to its U.S. registered Funds, the Company also sponsors a family of Cayman Island domiciled off-shore funds known as the EV Medallion family of funds. The Medallion Funds are sold by certain dealer firms through EVD to non-U.S. persons, with commission structures similar to those of the U.S. registered Funds. The Company earns distribution, administration and advisory fees directly or indirectly from the Medallion Funds.

Reference is made to Note 12 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1997 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total revenue of the Company.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or information included in its filings with the Commission (including this Form 10-K) may contain statements which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed in "Competitive Conditions and Risk Factors" below.

COMPETITIVE CONDITIONS AND RISK FACTORS

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

The Company derives almost all of its revenues from investment advisory and administration fees and distribution income received from the Funds and separately managed accounts. As a result, the Company is dependent upon the contractual relationships its maintains with these Funds and separately managed accounts. In the event that any of the management contracts, administration contracts, underwriting contracts or service agreements is not renewed pursuant to the terms of these contracts or agreements, the Company's financial results may be adversely affected.

The major sources of revenue for the Company - i.e., investment advisory fees - are calculated as a percentage of assets under management. A decline in securities prices in general would reduce fee income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

TECHNOLOGY

In 1996, management initiated a program to prepare the Company's computer systems and applications for the year 2000 and is currently in the process of modifying or replacing all non-compliant systems. Although the Company expects to incur additional internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, it anticipates that the majority of these costs will likely represent the redeployment of existing information technology resources and will not represent significant incremental costs to the Company. The Company is also monitoring the progress its major service providers are making to prepare their systems for operations for the year 2000. The Company does not anticipate that it or its major service providers will be unable to meet year 2000 operation commitments.

REGULATION

EVM and BMR are each registered with the Commission under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Each Eaton Vance Fund is registered with the Commission under the Investment Company Act of 1940. Except for private Funds exempt from registration, each Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM's or BMR's engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Commission, the National Association of Securities Dealers ("NASD") and other federal and state agencies. EVD is subject to the Commission's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

The Company's officers, directors and employees may from time to time own securities which are held by one or more of the Funds. The Company's internal policies with respect to individual investments require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions so as to avoid the possibility of conflicts of interest.

EMPLOYEES

On October 31, 1997, the Company and its wholly-owned subsidiaries had 359 full-time employees. On October 31, 1996, the comparable figure was 362.

ITEM 2.  PROPERTIES

Northeast Properties, Inc., a wholly-owned subsidiary of the Company, owns various investment properties, including office buildings located at 24 Federal Street (in which the Company is the primary tenant) and 79 Milk Street in Boston. For information with respect to the properties, reference is made to
Schedule III and Note 4 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1997 Annual Report to Shareholders (Exhibit
13.1 hereto), which are incorporated herein by reference.

In 1997, the Company committed to a plan to sell the majority of investment properties not occupied by Eaton Vance Corp. and its subsidiaries. As noted in
Schedule III and Notes 4 and 5 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1997 Annual Report to Shareholders, three of these properties were identified in 1997 for sale and evaluated to ensure that the estimated net realizable values of the properties exceeded their respective carrying values at October 31, 1997. In conjunction with this continuing commitment, the Board of Directors of Northeast Properties, Inc. voted in January 1998 to authorize management to obtain an independent appraisal of the value of a fourth property in Troy, New York in order to determine whether it will be feasible for the Company to offer such property for sale. If the property is offered for sale, it is unclear what impact the potential sale will have on the financial statements of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of holders of Voting Common Stock ("Stockholders") of Eaton Vance Corp. was held at the principal office of the Company on October 24, 1997. All of the outstanding Voting Common Stock, namely 38,720 shares, was represented in person at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common stock:

   1) The acts of the Board of Directors since the special meeting in lieu of the annual meeting of Stockholders held on January 8, 1997 were ratified.

   2) Landon T. Clay was removed as a Director of the Company.

   3) The written consents of the Company, each dated October 14, 1997, as sole shareholder of Eaton Vance, Inc., of EV Gold, Inc., of Fulcrum Management, Inc., and of MinVen, Inc. were ratified.

   4) The actions of the Company relating to the purchase of the shares of Voting Common Stock from Landon T. Clay, the purchase of such shares, and all other actions of the Corporation in connection therewith were ratified.

   5) The Amendment to the Voting Trust Agreement dated October 22, 1997 was ratified.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

A special meeting in lieu of the annual meeting of Stockholders of Eaton Vance Corp. was held at the principal office of the Company on January 14, 1998. All of the outstanding Voting Common Stock, namely 38,720 shares, was represented in person at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock:

   1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 1997 was received and approved.

   2) The following individuals were elected as Directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

            John G. L. Cabot
            M. Dozier Gardner
            James B. Hawkes
            John M. Nelson
            Benjamin A. Rowland, Jr.
            Ralph Z. Sorenson

   3) The firm of Deloitte & Touche LLP was selected as the auditors to audit the books of the Company for its fiscal year ended October 31, 1998.

   4) The 1995 Stock Option Plan, Restatement No. 2, adopted by the Board of Directors on October 8 , 1997, providing for a one-time option for each new independent Director and an increase in the annual option award for each independent Director, was approved.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.03125 par value, is not traded and is held by seven Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.03125 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1997, was 949. The additional information required to be disclosed in Item 5 is found on page 5 of the Company's 1997 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Eaton Vance Corp.," and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data appearing under the caption "Five Year Summary" on page 13 of the Company's 1997 Annual Report to Shareholders, furnished as Exhibit
13.1 hereto, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's discussion and analysis of financial condition and results of operations appearing on pages 12 through 16 of the Company's 1997 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 19 through 37 of the Company's 1997 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 1997.


NAME                      AGE                 POSITION
------------------------------------------------------------------------------

James B. Hawkes           56     Chairman of the Board, President, Chief
                                   Executive Officer
M. Dozier Gardner         64     Vice Chairman of the Board of Directors
Benjamin A. Rowland, Jr.  62     Vice President and Director
John G. L. Cabot          63     Director
Ralph Z. Sorenson         64     Director
Alan R. Dynner            57     Vice President and Chief Legal Officer
Thomas E. Faust, Jr.      39     Vice President and Director of Equity Research
                                   and Management
Thomas Otis               66     Vice President and Secretary
Laurie G. Russell         31     Vice President and Chief Accounting Officer
William M. Steul          55     Vice President, Treasurer and Chief Financial
                                   Officer
Peter D. Stokinger        33     Vice President and Internal Auditor
Wharton P. Whitaker       53     President, Eaton Vance Distributors, Inc.

Eaton Vance Corp. was formed as a holding company by its subsidiary, Eaton & Howard, Vance Sanders, Inc., in February, 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and reorganized as Eaton Vance Management in October, 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this Item 10, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. In general, the following officers hold their positions for a period of one year or until their successors are duly chosen or elected.

Mr. Hawkes was elected Chairman of the Board in October, 1997 and President and Chief Executive Officer in October, 1996. He was Executive Vice President of the Company from January, 1990 to October, 1996 and a Vice President of the Company from June, 1975 to January, 1990. He has been a Director since January, 1982. Mr. Hawkes serves as Chairman of the Executive Committee and as a member of the Compensation, Management and Nominating Committees established by the Company's Board of Directors. Mr. Hawkes is an officer, trustee or director of 74 registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is a Director of Eaton Vance Distributors, Inc., a wholly-owned subsidiary of Eaton Vance Management. He is also a Director of Fulcrum Management, Inc., MinVen, Inc., and EV Gold, Inc., each a wholly-owned subsidiary of Eaton Vance Corp.

Mr. Gardner was elected Vice Chairman of the Board of Directors in October, 1996. He was Chief Executive Officer of the Company from October, 1990 to October, 1996 and President of the Company from October 1979 to October, 1996. He has been a Director since July, 1970. Mr. Gardner serves as a member of the Management and Executive Committees established by the Company's Board of Directors. Mr. Gardner is an officer or trustee of 13 registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Rowland has been a Vice President of the Company since April, 1969 and a Director since January, 1982. He serves as a member of the Management Committee established by the Company's Board of Directors. Mr. Rowland is a Director of Northeast Properties, Inc., a wholly-owned subsidiary of Eaton Vance Management, and Eaton Vance Distributors, Inc.

Mr. Cabot has served as a Director of the Company since March, 1989. He is Chairman of the Audit and Nominating Committees and serves as a member of the Compensation and Option Committees established by the Company's Board of Directors.

Mr. Sorenson has served as a Director of the Company since March, 1989. He is Chairman of the Compensation Committee and serves as a member of the Audit, Option and Nominating Committees established by the Company's Board of Directors.

Mr. Dynner has been a Vice President and Chief Legal Officer of the Company since November, 1996. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. From February, 1994 to September, 1995 he was Executive Vice President of Newberger & Berman Management, Inc., a mutual fund management company. Mr. Dynner is a member of the Management Committee established by the Company's Board of Directors. He is an officer of all of the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment advisor.

Mr. Faust has been a Vice President and Director of Equity Research and Management of the Company since February, 1995. He has been Portfolio Manager and Vice President of Investors Portfolio since July, 1993 and Portfolio Manager and Vice President of Eaton Vance Growth Portfolio since April, 1996. Mr. Faust joined Eaton Vance as a Research Associate in June, 1985. Mr. Faust serves as a member of the Management Committee established by the Company's Board of Directors.

Mr. Otis has been Secretary since October, 1969 and a Vice President of the Company since April, 1973. He has been the Company's counsel since 1966.

Ms. Russell has been Chief Accounting Officer since October, 1997 and a Vice President since June, 1994. She was Internal Auditor of the Company from June, 1994 to October, 1997. Prior to joining the Company, Ms. Russell was a Senior Accountant with Deloitte & Touche LLP.

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

Mr. Stokinger has been the Internal Auditor since October, 1997 and a Vice President since January, 1996. He was the Company's Tax Accountant from September, 1992 to October, 1997.

Mr. Whitaker has been President, Eaton Vance Distributors, Inc., since November, 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc. from June, 1987 to October, 1991. Mr. Whitaker is a member of the Management Committee established by the Company's Board of Directors.

NEW POLICIES AFFECTING DIRECTORS AND OFFICERS

After completing a review of the Company's corporate governance policies, the Board of Directors voted in October 1997 to adopt new guidelines. These include policies requiring each senior officer to retire as an employee and Director at age 65 and each independent Director to retire at the annual meeting of stockholders nearest his or her 72nd birthday. In addition, the Board determined as a matter of policy that independent Directors should constitute a majority of the Board as soon as practicable. Toward this goal, Mr. John M. Nelson was elected an independent director in January 1998.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers and directors were complied with for the 1997 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

(A)   SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                      ANNUAL COMPENSATION                           AWARDS
                                ------------------------------------------------------------------------------
                                                                   OTHER          SECURITIES           ALL
                                                                   ANNUAL         UNDERLYING          OTHER
                                YEAR     SALARY      BONUS(1)   COMPENSATION(2)    OPTIONS       COMPENSATION(3)
                                -------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION              ($)          ($)           ($)             (#)              ($)
---------------------------------------------------------------------------------------------------------------
James B. Hawkes                 1997    400,000      755,000        1,350          200,000           30,000
Chief Executive Officer
                                1996    375,000      520,000        4,703           10,000           30,000
                                1995    350,000      391,460        4,488             -              23,783
---------------------------------------------------------------------------------------------------------------
M. Dozier Gardner               1997    350,000      292,591        2,475             -              30,000
Vice Chairman of the Board
                                1996    360,577      444,891        9,034             -              30,000
                                1995    385,000      333,014        8,618             -              23,783
---------------------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.        1997    260,000      275,000          -               -              30,000
Vice President
                                1996    250,000      429,380          -               -              30,000
                                1995    225,000      181,460          -              5,000           23,255
---------------------------------------------------------------------------------------------------------------
Thomas E. Faust, Jr.            1997    250,000    1,060,000        6,968           30,000           31,160
Vice President
                                1996    200,000      225,000        7,891           30,000           31,040
                                1995    175,000      150,000        8,935           16,000           23,540
---------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker             1997    235,000      588,814        1,252           12,000           30,000
President, EVD
                                1996    225,000      428,557        9,034            6,000           30,000
                                1995    220,000      277,409        8,618               -            23,871
---------------------------------------------------------------------------------------------------------------

    (1) Bonuses include payments in lieu of option grants to Mr. Gardner $40,000 and $44,070 in 1997 and 1996, respectively. Mr. Rowland also received bonuses in lieu of option grants of $25,000 and $29,380 in 1997 and 1996, respectively.

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

(B)  OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 1997 to the named executive officers.

                                                                                                    POTENTIAL
                                                                                                REALIZABLE VALUE
                                                PERCENTAGE                                      AT ASSUMED ANNUAL
                               NUMBER OF         OF TOTAL                                        RATES OF STOCK
                              SECURITIES          OPTIONS                                             PRICE
                              UNDERLYING        GRANTED TO       EXERCISE                       APPRECIATION FOR
                                OPTIONS        EMPLOYEES IN       PRICE        EXPIRATION        OPTION TERM(1)
NAME                            GRANTED         FISCAL YEAR      ($/SHARE)        DATE          5%($)      10% ($)
------------------------------------------------------------------------------------------------------------------
James B. Hawkes                 10,136              2%             22.962       12/20/01        64,303     142,092
                               189,864             38%             20.875       12/20/01     1,095,017   2,419,702
M. Dozier Gardner           None (Cash              -                   -              -             -           -
                              bonus in
                               lieu of
                              options)
Benjamin A. Rowland, Jr.    None (Cash              -                   -              -             -           -
                              bonus in
                               lieu of
                              options)
Thomas E. Faust, Jr.            30,000              6%             20.875       12/20/01       173,021     382,332
Wharton P. Whitaker             12,000              2%             28.875       12/20/01        69,209     152,933

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

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 1997 and stock options held as of October 31, 1997 by the named executive officers.

                                                                    NUMBER OF                      VALUE OF
                               SHARES                         SECURITIES UNDERLYING              UNEXERCISED
                             ACQUIRED ON     VALUE            UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                              EXERCISE      REALIZED          AT FISCAL YEAR END             AT FISCAL YEAR END(1)
                             ---------------------------------------------------------------------------------------
                                                       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
      NAME                      (#)          ($)          (#)               (#)             ($)              ($)
---------------------------------------------------------------------------------------------------------------------
James B. Hawkes                187,275     3,892,744     97,283           213,334         2,388,824        3,303,354
M. Dozier Gardner               48,328     1,243,142        -                 -                 -                -
Benjamin A. Rowland, Jr.        28,998       568,463     21,748               -             497,025              -
Thomas E. Faust, Jr.               -             -       25,880            41,870           609,555          718,641
Wharton P. Whitaker             60,410     1,290,531      2,280            21,720            50,160          396,840

(1) Based on the fair market value of the Company's common stock on October 31, 1997 ($36.125) as reported on the
    New York Stock Exchange, less the option exercise price.

(D)   COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $4,000 per quarter and $750 per meeting. During the fiscal year ended October 31, 1997, John G.L. Cabot and Ralph Z. Sorenson each received $23,000; in addition, each was granted options for 1,198 shares.

(E)   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

James B. Hawkes, Chairman of the Board, is a member of the Compensation Committee of the Board of Directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.03125 par value, (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of October 30, 1997), James B. Hawkes (Chairman of the Board of Directors, President and Chief Executive Officer of the Company), M. Dozier Gardner (Vice Chairman of the Board of Directors of the Company), Benjamin A. Rowland, Jr. (a Vice President and a Director of the Company), Thomas E. Faust, Jr., (a Vice President of the Company), Wharton P. Whitaker (President of Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management), Alan R. Dynner (a Vice President of the Company), and William M. Steul (a Vice President of the Company). The Voting Trust (a copy of which is filed herewith as Exhibit 9.1) expires October 30, 2000. The Voting Trustees have unrestricted voting rights for the election of the Company's directors. At December 31, 1997, the Company had outstanding 38,720 shares of Common Stock. Inasmuch as the seven Voting Trustees of said Voting Trust have unrestricted voting rights with respect to said Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there be four or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of said Voting Trustees is 24 Federal Street, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at December 31, 1997, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 38,720 shares of the Common Stock then outstanding:

                                               NUMBER OF SHARES
                                               OF VOTING COMMON
                                               STOCK COVERED BY
   TITLE OF CLASS        NAME                       RECEIPTS         % OF CLASS
-------------------------------------------------------------------------------
Voting Common Stock   James B. Hawkes                 9,280                24%
Voting Common Stock   M. Dozier Gardner               9,280                24%
Voting Common Stock   Benjamin A. Rowland, Jr.        5,840                15%
Voting Common Stock   Thomas E. Faust, Jr., Jr.       5,040                13%
Voting Common Stock   Wharton P. Whitaker             3,094                 8%
Voting Common Stock   Alan R. Dynner                  3,093                 8%
Voting Common Stock   William M. Steul                3,093                 8%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Messrs. Hawkes, Gardner, and Rowland are all officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Faust, Dynner and Steul are all officers of the Company and Voting Trustees of the Voting Trust. Mr. Whitaker is President of Eaton Vance Distributors, Inc. and a Voting Trustee of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death, or termination of employment with the Company or a subsidiary, of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

 (B)                     NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.03125 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 1997, the officers and Directors of the Company, as a group, beneficially owned 2,025,672 shares of such Non-Voting Common Stock or 10.49% of the 19,319,097 shares then outstanding. (Such figures include 773,737 shares subject to options exercisable within 60 days and is based solely upon information furnished by the officers and Directors.)

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Non-Voting Common Stock,
(ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 1997 (such investment power being sole unless otherwise indicated):

                                                     AMOUNT OF       PERCENTAGE
     TITLE OF CLASS        BENEFICIAL OWNERS         BENEFICIAL      OF CLASS
                                                   OWNERSHIP (A)        (B)
-------------------------------------------------------------------------------
Non-Voting Common Stock  Landon T. Clay            3,580,207(d)(g)      19.31
Non-Voting Common Stock  M. Dozier Gardner           651,164(c)(f)       3.51
Non-Voting Common Stock  James B. Hawkes             508,430(c)(d)(f)    2.73
Non-Voting Common Stock  Benjamin A. Rowland,Jr.     396,708(c)(e)       2.14
Non-Voting Common Stock  Wharton P. Whitaker         150,431(c)          0.81
Non-Voting Common Stock  Thomas E. Faust, Jr.        118,422(c)          0.64
Non-Voting Common Stock  John G. L. Cabot             46,078(c)(h)       0.25
Non-Voting Common Stock  Ralph Z. Sorenson            18,284(c)          0.10

(a) Based solely upon information furnished by the individuals.
(b) Based on 18,545,360 outstanding shares plus options exercisable within 60 days of 63,332 for Mr. Hawkes, 15,360 for Mr. Whitaker, 33,208 for Mr. Faust, 3,406 for Mr. Cabot and 3,406 for Mr. Sorenson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(c) Includes shares subject to options Exercisable within 60 days granted to, but not exercised by, each named executive officer and director as listed in Note (b) above.

(d) Includes 14,076 shares held by Mr. Hawkes' daughter and 5,000 shares held by Mr. Clay's children.

(e) Includes 2,400 shares owned by Mr. Rowland's spouse as to which Mr. Rowland disclaims beneficial ownership.

(f) Includes 23,290 shares owned by Mr. Hawkes' spouse, and 75,218 shares owned by Mr. Gardner's spouse.

(g) Includes 2,090 shares held in the trust of Profit Sharing Retirement Plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay. Also includes 12,710 shares held in trust of Profit Sharing Retirement Plan for employees of LTC Corp., wholly owned by Mr. Clay.

(h) Includes 8,000 shares held in a Family Limited Partnership and 2,000 shares held in a Grantor Retained Annuity Trust.

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

In addition to the above, MinVen, Inc. ("MinVen"), a wholly-owned subsidiary of the Company, has a general partnership interest in the general partner of VenturesTrident II. This acquisition required MinVen to pay $748,235 to such general partner.

The general partner of VenturesTrident II is Fulcrum Management Partners II, L.P. ("Fulcrum Partners II"), a Delaware Limited Partnership of which MinVen, Inc. is one of the general partners. MinVen owns a 82.13% interest in Fulcrum Partners II. The Company, by reason of MinVen's 82.13% interest in Fulcrum Partners II, indirectly owns an additional 16.43% interest in VenturesTrident II.

Two directors of the Company, M. Dozier Gardner and Benjamin A. Rowland, Jr., have limited partnership interests in VenturesTrident II; each invested $50,000 and owns a .05% interest in VenturesTrident II. Messrs. Gardner and Rowland, by reason of their positions with and ownership of stock of the Company, have an indirect interest in the aggregate 19.47% interest in VenturesTrident II directly and indirectly owned by the Company.

Fulcrum Partners II terminated the VenturesTrident II effective December 31, 1997. Fulcrum Partners II acts as liquidator to wind up the affairs of the Partnership in an orderly manner. Substantially all of the Partnership's assets were distributed to the limited partners prior to October 31, 1997.

(B)  CERTAIN BUSINESS RELATIONSHIPS

M. Dozier Gardner and James B. Hawkes, each a Director and executive officer of the Company, are officers and directors, trustees or general partners of various investment companies for which either Eaton Vance Management or Boston Management and Research serves as investment adviser and for which EVD acts as principal underwriter; such investment companies make substantial payments to these subsidiaries for advisory and management services or under their distribution plans.

(C)  INDEBTEDNESS OF MANAGEMENT

In 1995, the Company increased to $10,000,000 the amount of money in the Executive Loan Program which is available for loans to certain key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $3,168,000 at October 31, 1997.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1996, in an aggregate amount in excess of $60,000:

                        LARGEST AMOUNT     LOANS
                           OF LOANS     OUTSTANDING
                          OUTSTANDING      AS OF        RATE OF INTEREST CHARGED
                         SINCE 11/1/96    12/31/97      ON LOANS AS OF 12/31/97
-------------------------------------------------------------------------------
M. Dozier Gardner         $ 656,184      $ 620,329          6.22%- 8.06% (1)
James B. Hawkes             527,461        484,466          5.31%- 8.06% (2)
Wharton P. Whitaker         224,796        224,796                 6.69% (3)
Thomas E. Faust, Jr.         81,758         81,758                 6.56% (4)


(1) 8.06% interest payable on $65,973 principal amount of loan, 6.22% interest payable on $77,000 principal amount, 7.55% interest payable on $124,740 principal amount, 6.36% interest payable on $250,244 principal amount, and 7.07% interest payable on $102,372 principal amount.

(2) 8.06% interest payable on $59,976 principal amount, 6.11% interest payable on $88,000 principal amount, 5.31% interest payable on $2,599 principal amount, 5.31% interest payable on $138,600 principal amount, 5.74% interest payable on $56,791 principal amount and 7.61% interest payable on $38,500, and 6.77% interest payable on $100,000 principal amount.

(3) 6.69% interest payable on $224,796 principal amount.

(4) 6.56% interest payable on $81,758 principal amount of loan.

                                   PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) The following consolidated financial statements of Eaton Vance Corp. and report of independent accountants, included on pages 19 through 37 of the Annual Report, are incorporated by reference as a part of this Form 10-K:

                                                                       SEPARATE
   EATON VANCE CORP. 1997 ANNUAL REPORT TO                             DOCUMENT
   SHAREHOLDERS                                                     PAGE NUMBER
-------------------------------------------------------------------------------
   Consolidated Statements of Income for each of the three
   years in the period ended October 31, 1997                                19

   Consolidated Balance Sheets as of October 31, 1997 and 1996            20-21

   Consolidated Statements of Cash Flows for each of the three
   years in the period ended October 31, 1997 `                              22

   Consolidated Statements of Shareholders' Equity for each of
   the three years in the period ended October 31, 1997                      23

   Notes to Consolidated Financial Statements                             24-36

   Independent Auditors' Report                                              37

(2) The following financial statement schedules and independent accountants' report are filed as part of this Form 10-K and are located on the following pages:

   DESCRIPTION
   NUMBER                                                                  PAGE
   -----------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1997 and 1996, and for each of the three years in the period ended October 31, 1997, and have issued our report thereon dated November 25, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 25, 1997

EATON VANCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                            BALANCE AT         CHARGED TO
                                            BEGINNING          COSTS AND                           BALANCE AT
           DESCRIPTION                       OF YEAR            EXPENSES         DEDUCTIONS        END OF YEAR
---------------------------------------------------------------------------------------------------------------
Valuation accounts deducted from
assets to which they apply:
   Allowance for doubtful accounts on
   notes receivable and receivables from
   affiliates:
   Year ended October 31:
          1997                              $  775,000               -            $775,000                  -
          1996                              $1,200,000          $300,000          $725,000          $  775,000
          1995                              $  800,000          $400,000               -            $1,200,000

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION                                                                               SCHEDULE III

OCTOBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                         COSTS
                                                      CAPITALIZED       GROSS CARRYING AMOUNT
                                INITIAL COST           SUBSEQUENT       OCTOBER 31, 1997 (1)
                            ---------------------          TO           --------------------
                                                      ACQUISITION                                        DATE OF              DEPRE-
                                                       (IMPROVE-                            ACCUMULATED  CONSTRUC-  DATE      CIABLE
DESCRIPTION    ENCUMBRANCES    LAND       BUILDINGS      MENTS)        LAND      BUILDINGS  DEPRECIATION   TION   ACQUIRED    LIFE
------------------------------------------------------------------------------------------------------------------------------------
Shopping mall
and office
building -
  Troy, NY      $2,424,185   $  834,100   $4,033,921   $3,387,803   $  834,100   $7,421,724   $1,818,550   1978   05/01/87  31.5yrs.

Office
building -
  Boston, MA          -         280,800    4,009,836    2,017,501      280,800    6,027,337    2,595,443   1920   10/31/90   20 yrs.
  Boston, MA     5,872,149    1,164,113    4,651,554      153,231    1,164,113    4,804,785       80,727   1883   03/03/97   39 yrs.
                ----------------------------------------------------------------------------------------
TOTAL           $8,296,334   $2,279,013   $12,695,311  $5,558,535   $2,279,013  $18,253,846   $4,494,720
                ========================================================================================

(1) The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION  (CONTINUED)              SCHEDULE III

YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                             1997        1996         1995
                                          -------------------------------------
LAND AND BUILDINGS:
Gross carrying amount, beginning
  of year                           $26,353,167     $30,288,033     $29,812,704
     Additions during period:
          Acquisition (1)             5,855,284            -               -
          Improvements                  833,184       1,650,801         475,329
     Deductions during period:
         Cost of real estate sold       (78,203)           -               -
         Reclassification of assets
          held for sale (2) (3)     (12,430,573)     (5,585,667)           -
                                    -------------------------------------------
Gross carrying amount, end of year  $20,532,859     $26,353,167     $30,288,033
                                    ===========================================

Accumulated depreciation,
  beginning of year                 $ 7,534,281      $8,424,489     $ 7,510,277
     Additions during period:
          Depreciation                  852,435         914,212         918,105
     Deductions during period:
          Reclassification of assets
           held for sale (2) (3)     (3,891,996)     (1,808,313)          -
                                    -------------------------------------------
Accumulated depreciation, end
  of year                           $ 4,494,720       7,534,281     $ 8,424,489
                                    ===========================================

(1) In 1997, the Company acquired the remaining fifty percent interest in a partnership which owns an office building in Boston, Massachusetts for $0.6 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

(2) In the fourth quarter of 1996, the Company committed to a plan to sell an office building located in Boston, Massachusetts and recognized a pre-tax impairment loss of $1.3 million based on the estimated net realizable value of the property (estimated fair value less estimated selling costs). Estimated fair value of the property was calculated using market appraisals and other available valuation techniques. At October 31, 1996, the property was classified as a current asset held for sale for financial reporting purposes.

(3) In 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire. At October 31, 1997, the properties were classified as current assets held for sale for financial reporting purposes.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EATON VANCE CORP.


                                            /s/ James B. Hawkes
                                                James B. Hawkes
                                                Chairman, Director and Principal
                                                Executive Officer

                                            January 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:


/s/ James B. Hawkes            Chairman, Director and           January 28, 1998
    James B. Hawkes            Principal Executive Officer

/s/ M. Dozier Gardner          Vice Chairman and Director       January 28, 1998
    M. Dozier Gardner

/s/ William M. Steul           Chief Financial Officer          January 28, 1998
    William M. Steul

/s/ Laurie G. Russell          Chief Accounting Officer         January 28, 1998
    Laurie G. Russell

/s/ Benjamin A. Rowland, Jr.   Director                         January 28, 1998
    Benjamin A. Rowland, Jr.

/s/ John G.L. Cabot            Director                         January 28, 1998
    John G.L. Cabot

/s/ Ralph Z. Sorenson          Director                         January 28, 1998
    Ralph Z. Sorenson

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

4.1 The rights of the holders of the Company's Common Stock, par value $.03125 per share, and Non-Voting Common Stock, par value $.03125 per share, are described in the Company's Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company's By-Laws (particularly Article II thereof). See Exhibits 3.1, 3.2, 3.3 and 3.4 above as incorporated herein by reference.

9.1 Copy of the Voting Trust Agreement made as of October 30, 1997 (filed herewith).

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

EXHIBIT NO. DESCRIPTION

10.3 Copy of 1988 Profit Improvement Bonus Plan of Eaton Vance Management, Inc. has been filed as Exhibit 10.9 of the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1987 (S.E.C. File No 1-8100) and is incorporated herein by reference.

10.4 Description of 1990 Performance and Retention of Officers Pool (bonus plan to reward key officers of Eaton Vance Management and Eaton Vance Distributors, Inc.) of Eaton Vance Corp. has been filed as Exhibit 10.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.5        Copy of 1992 Stock Option Plan as adopted by the Eaton Vance Corp.
            Board of Directors on April 8, 1992 has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.6 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.7 Copy of 1992 Incentive Plan - Stock Alternative as adopted by the Eaton Vance Corp. Board of Directors on July 17, 1992 has been filed as Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.8        Copy of 1995 Stock Option Plan as adopted by the Eaton Vance Corp.
            Board of Directors on October 12, 1995, has been filed as Exhibit
            10.9 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.9 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on October 12, 1995, has been filed as Exhibit 10.10 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

EXHIBIT NO. DESCRIPTION

10.10 Copy of 1995 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company's Directors on October 12, 1995, has been filed as Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.11 Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company's Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.12 Copy of 1992 Stock Option Plan - Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on April 9, 1997, has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.13 Copy of 1995 Stock Option Plan - Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on April 9, 1997, has been filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.14 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on April 9, 1997, has been filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.15 Copy of 1992 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 (filed herewith).

10.16 Copy of 1995 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 (filed herewith).

11.1 Statement of Computation of average number of Shares outstanding (filed herewith).

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1997 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 1997 (filed herewith).

23.1        Independent Auditors' Consent (filed herewith).

EXHIBIT NO. DESCRIPTION

27.1 Financial Data Schedule as of October 31, 1997 (filed herewith - electronic filing only).

99.2 List of Eaton Vance Corp. Open Registration Statements (filed herewith).