Form 10-Q
period 1998-01-31
EATON VANCE CORP
filed 1998-03-12
CIK 350797

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the period ended January 31, 1998                 Commission File No. 1-8100


                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)


         MARYLAND                                      04-2718215
         --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


24 FEDERAL STREET, BOSTON, MASSACHUSETTS                           02110
----------------------------------------                           -----
(Address of principal executive offices)                         (Zip Code)


                                 (617) 482-8260
                                 --------------
              (Registrant's telephone number, including area code)


                                      NONE
                                      ----
                  (Former name, address and former fiscal year,
                          if changed since last record)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



  Shares outstanding as of January 31, 1998:
    Voting Common Stock - 38,720 shares
    Non-Voting Common Stock -  18,246,914 shares


                               Page 1 of 17 pages
================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                                January 31,          October 31,
                                                                                   1998                 1997
                                                                               ---------------------------------
ASSETS                                                                                   (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                                          $ 43,700              $  61,928
  Short-term investments                                                          90,162                 78,592
  Investment adviser fees and other receivables                                    4,075                  7,204
  Assets held for sale                                                             8,539                  8,539
  Other current assets                                                             1,521                  7,905
                                                                               ---------------------------------

          Total current assets                                                   147,997                164,168
                                                                               ---------------------------------


OTHER ASSETS:
  Investments:
    Real estate                                                                   13,454                 16,038
    Investment in affiliates                                                       7,818                  7,918
    Investment companies                                                          11,176                 10,763
    Other investments                                                              3,200                  5,160
  Other receivables                                                                5,849                  5,850
  Deferred sales commissions                                                     173,758                172,485
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $5,283
    and $5,075, respectively                                                       2,483                  2,537
  Goodwill and other intangibles, net of accumulated
     amortization of $3,717 and $3,559, respectively                               2,296                  2,456
                                                                               --------------------------------

          Total other assets                                                     220,034                223,207
                                                                               --------------------------------

Total assets                                                                   $ 368,031               $387,375
                                                                               ================================


See notes to consolidated financial statements.

Consolidated Balance Sheets (unaudited) (continued)

                                                                         January 31,              October 31,
                                                                            1998                     1997
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                      $    4,487                $  12,252
  Accounts payable and accrued expenses                                          6,201                    9,515
  Dividend payable                                                               2,199                    2,226
  Current portion of long-term debt                                              9,444                    9,458
  Other current liabilities                                                      5,982                    6,517
                                                                      ------------------------------------------

          Total current liabilities                                             28,313                   39,968
                                                                      ------------------------------------------


OTHER LIABILITIES:
  6.22% Senior Note                                                             42,857                   42,857
  Mortgage notes payable                                                         8,061                    8,107
                                                                      ------------------------------------------

          Total other liabilities                                               50,918                   50,964
                                                                      ------------------------------------------

Deferred income taxes                                                           67,359                   70,163
                                                                      ------------------------------------------

Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.03125 per share:
    Authorized, 160,000 shares
Issued, 38,720 shares                                                                1                        1
  Non-voting common stock, par value $.03125 per share:
    Authorized, 23,840,000
shares                                                                             570                      577
Issued, 18,246,914 and 18,468,834 shares, respectively
  Additional paid-in capital                                                     9,877                   21,001
  Unrealized gain on investments                                                   201                    2,445
  Notes receivable from stock option exercises                                  (3,385)                  (3,168)
  Retained earnings                                                            214,177                  205,424
                                                                      ------------------------------------------

           Total shareholders' equity                                          221,441                  226,280
                                                                      ------------------------------------------

Total liabilities and shareholders' equity                             $       368,031          $       387,375
                                                                      ==========================================


See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)
                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  1998                  1997
                                                                          --------------------------------------------
                                                                           (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees                              $         33,305           $        27,279
  Distribution income                                                               20,414                    18,916
  Income from real estate activities                                                 1,109                       763
  Other income                                                                         445                       854
                                                                          --------------------------------------------

          Total revenue                                                             55,273                    47,812
                                                                          --------------------------------------------

EXPENSES:
  Compensation of officers and employees                                            12,393                    11,488
  Amortization of deferred sales commissions                                        14,569                    13,320
  Other expenses                                                                    10,499                     7,565
                                                                          --------------------------------------------

           Total expenses                                                           37,461                    32,373
                                                                          --------------------------------------------

OPERATING INCOME                                                                    17,812                    15,439

OTHER INCOME (EXPENSE):
  Interest income                                                                    1,170                       840
  Interest expense                                                                  (1,010)                     (902)
  Gain on sale of investments                                                        2,718                     1,302
  Equity in net income (loss) of affiliates                                           (100)                      103
  Impairment loss on real estate                                                    (2,636)                        -
                                                                          --------------------------------------------


INCOME BEFORE INCOME TAXES                                                          17,594                    16,782

INCOME TAXES                                                                         7,001                     6,755
                                                                          --------------------------------------------

NET INCOME                                                                $         10,953           $        10,027
                                                                          ============================================


EARNINGS PER SHARE:
 Basic earnings per share                                                 $           0.59           $          0.53
                                                                          ============================================
 Diluted earnings per share                                               $           0.57           $          0.51
                                                                          ============================================

DIVIDENDS DECLARED, PER SHARE                                             $           0.12           $          0.10
                                                                          ============================================


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
                                                                               Three Months Ended
                                                                                  January 31,
                                                                            1998                  1997
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                              $       61,928         $      55,583
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     10,953                10,027
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in net (income) loss of affiliates                                     100                  (103)
    Impairment loss on real estate                                              2,636                     -
    Deferred income taxes                                                       1,299                (2,025)
    Amortization of deferred sales commissions                                 14,569                13,320
    Depreciation and other amortization                                           561                   618
    Payment of sales commissions                                              (21,555)              (15,222)
    Capitalized sales charges received                                          5,667                 7,850
    Gain on sale of investments                                                (2,718)               (1,302)
    Changes in other assets and liabilities                                    (1,953)               (8,966)
                                                                       --------------------------------------

        Net cash provided by operating activities                               9,559                 4,197
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate, equipment and
      leasehold improvements                                                     (351)                 (529)
    Net increase in notes and receivable
      from affiliates                                                            (215)                  (93)
    Net increase in investment companies
      and other investments                                                       (64)                 (202)
    Proceeds from sale of investments                                          58,957                61,240
    Purchase of short-term investments                                        (70,007)              (76,240)
                                                                       --------------------------------------

       Net cash used for investing activities                                 (11,680)              (15,824)
                                                                       --------------------------------------


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (continued)
                                                                              Three Months Ended
                                                                                  January 31,
                                                                            1998               1997
                                                                    ----------------------------------------
                                                                                (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                                     (60)                 (59)
    Proceeds from the issuance of non-voting
   common stock                                                                 3,417                2,314
    Dividends paid                                                             (2,226)              (1,881)
    Repurchase of non-voting common stock                                     (17,238)              (3,737)
                                                                       -------------------------------------

       Net cash used for financing activities                                 (16,107)              (3,363)
                                                                       -------------------------------------

Net decrease in cash and equivalents                                          (18,228)             (14,990)
                                                                       -------------------------------------

Cash and equivalents, end of period                                    $       43,700     $         40,953
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $          558                  121
                                                                       =====================================
   Income taxes paid                                                   $          216     $           9,153
                                                                       =====================================


See notes to consolidated financial statements.

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

The number of shares used for purposes of calculating earnings per share and all other per share data has been adjusted for the three months ended January 31, 1997 to reflect a two-for-one stock split effective May 15, 1997.

(2) INVESTMENT IN AFFILIATE

The Company has a 21 percent equity interest in Lloyd George Management (BVI) Limited (LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.8 million at January 31, 1998 and October 31, 1997. At January 31, 1998, the Company's investment exceeded its share of the underlying net assets of LGM by $5.9 million. This excess is being amortized over a twenty-year period.

(3) STOCK OPTION PLANS

The Company has a Stock Option Plan administered by the Option Committee of the Board of Directors under which stock options may be granted to key employees of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five years from the date of grant and vest over a two-, three- or four year period as stipulated in each grant.

Stock option transactions under the current plan and predecessor plans are summarized as follows:

 -------------------------------------------------------------------------
                                                                  Weighted
                                                          Average Exercise
                                              Shares                 Price
  -------------------------------------------------------------------------
  Balance, October 31, 1996                 1,433,294         $      11.73
  Granted                                     496,396                21.02
  Exercised                                  (489,619)                9.63
  Forfeited/Expired                          (118,826)               13.29
  -------------------------------------------------------------------------
  Balance, October 31, 1997                 1,321,245                12.60
  -------------------------------------------------------------------------
  Granted                                     318,556                35.89
  Exercised                                  (215,785)               11.95
  Forfeited/Expired                           (15,750)               30.21
  -------------------------------------------------------------------------
  Balance, January 31, 1998                 1,408,266         $      20.87
  =========================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) STOCK OPTION PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                             Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------       ----------------------------------
                                    Weighted
                                                       Average        Weighted                                 Weighted
                                                     Remaining         Average                                  Average
                                Outstanding at     Contractual        Exercise         Exercisable as    Exercise Price
     Range of Exercise Prices          1/31/98            Life           Price            of  1/31/98
-------------------------------------------------------------------------------       ----------------------------------
$11.48                                 180,254             1.9          $11.48                177,931            $11.48
$12.36 - $15.54                        434,060             2.0           13.93                403,944             13.94
$20.87 - $22.96                        485,896             3.9           21.02                169,844             20.95
$35.69 - $39.26                        308,056             4.8           35.90                      -                 -
===============================================================================       ==================================
                                     1,408,266             3.2          $20.87                751,719            $14.94
===============================================================================       ==================================

(4)  COMMON STOCK REPURCHASES

In the first three months of fiscal 1998, the Company purchased 548,000 shares of its non-voting common stock under its current share repurchase authorization.

(5)  REGULATORY REQUIREMENTS

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $15.3 million at January 31, 1998, which exceeded the net capital requirement of $0.3 million as of that date. The ratio of aggregate indebtedness to net capital at January 31, 1998 was 0.23 to 1.

(6)  REAL ESTATE INVESTMENTS

Real estate investments held at January 31, 1998 and October 31, 1997 follow:

                                           ----------------------------------
                                             January 31,      October 31,
                                                1998              1997
                                           ----------------------------------
                                                    (in thousands)
 Buildings                                 $        15,749   $        18,254
 Land                                                2,279             2,279
                                           ----------------------------------
 Total                                              18,028            20,533
 Less accumulated depreciation                       4,574             4,495
                                           ----------------------------------
 Net book value                            $        13,454   $        16,038
                                           ==================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)  REAL ESTATE INVESTMENTS (CONTINUED)

In the first quarter of 1998, the Company committed to a plan to sell a building and shopping center in Troy, New York and recognized a pre-tax impairment loss of $2.6 million based on the estimated net realizable value of the property. At January 31, 1998, the carrying value of the property was $3.7 million.

In 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire. The estimated net realizable values of the buildings exceeds their respective carrying values of $1.6 million, $1.4 million and $5.5 million at January 31, 1998.

(7)  UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $103.6 million and $93.6 million at January 31, 1998 and October 31, 1997, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $4.5 million and $6.7 million at January 31, 1998 and October 31, 1997, respectively, and gross unrealized losses of approximately $4.4 million and $2.8 million at January 31, 1998 and October 31, 1997, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

(8)  EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Effective November 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires that the Company retroactively restate prior period earnings per share data. The impact on previously reported earnings per share is not material.

 (9)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's primary sources of revenue are investment adviser fees and distribution fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses are the amortization of deferred sales commissions and other marketing costs, employee compensation, occupancy costs, and service fees.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

The Company reported earnings of $11.0 million or $0.57 per share (diluted) in the first quarter of 1998 compared to earnings of $10.0 million or $0.51 per share (diluted) in the first quarter of 1997. Earnings for the first quarter of 1998 include a pre-tax impairment loss on real estate of $2.6 million resulting from management's decision to offer for sale all real estate properties owned but not occupied by Eaton Vance. The per share data for all periods presented reflects the two-for-one stock split declared on April 9, 1997 for shareholders of record on May 15, 1997.

Assets under management of $22.0 billion were 22 percent higher than the $18.0 billion reported a year earlier as a result of net sales of new fund shares and appreciation in the market value of managed assets. Mutual fund sales of $1.1 billion in the first quarter of 1998 were 38 percent higher than the $0.8 billion reported in the first quarter of 1997. Asset growth in the first quarter of 1998 resulted from improving sales of equity, bank loan and other fixed income mutual funds.

Total revenue increased $7.5 million to $55.3 million in the first quarter of 1998 from $47.8 million in the first quarter of 1997. Investment adviser and administration fees increased by 22 percent to $33.3 million in the first quarter of fiscal 1998 from $27.3 million in the first quarter of fiscal 1997, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased by $1.5 million or 8 percent to $20.4 million in the first quarter of 1998 from $18.9 million a year earlier due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $37.4 million in the first quarter of 1998 from $32.4 million in the first quarter of 1997. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and marketing expenses associated with higher mutual fund sales. Amortization of deferred sales commissions increased to $14.6 in the first quarter of 1998, from $13.3 in the first quarter of 1997 primarily due to the increase in gross sales of the Company's spread commission funds.

Interest income increased 39% to $1.2 million from $0.8 million as a result of the increase in short term investments. The pre-tax impairment loss of $2.6 million resulted from a decision to sell a property which had a carrying value in excess of its net realizable value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $133.9 million at January 31, 1998, a decrease of $6.7 million from October 31, 1997.

Operating activities generated cash of $9.6 million in the first quarter of 1998 compared to $4.2 million in the first three months of 1997. The increase in cash provided from operating activities can primarily be attributed to an increase in revenue associated with the growth in assets under management.

Investing activities, consisting primarily of the purchase and sale of short-term investments, reduced cash and cash equivalents by $11.7 million in the first quarter of 1998 compared to $15.8 million in the first quarter of 1997. The primary use of cash in the first three months of 1998 was the purchase of $70.0 million in short-term investments following the sale of certain short-term marketable securities.

Financing activities reduced cash and cash equivalents by $16.1 million in the first quarter of 1998 compared to $3.4 million in the first quarter of 1997. Significant financing activities during the first quarter of 1998 included the repurchase of 548,000 shares of the Company's non-voting common stock under its authorized repurchase program. The Company's dividend increased to $0.12 per share in the first quarter of 1998 compared to $0.10 per share in the first quarter of 1997.

At January 31, 1998, the Company had no borrowings under its $50.0 million senior unsecured revolving credit facility.

The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q) may contain statements which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ( CONTINUED)

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

The major sources of revenue for the Company - i.e., investment adviser fees, - are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

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

         Exhibit No.       Description

            11.1 Statement of Computation of Average Number of Shares Outstanding (filed herewith).

            27.1 Financial Data Schedule as of January 31, 1998 (filed herewith - electronic filing only).

(B)       REPORTS ON FORM 8-K

            None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EATON VANCE CORP.
                                              -----------------
                                                 (Registrant)



DATE:  March 12, 1998                         /s/ William M. Steul
                                ---------------------------------------------
                                                  (Signature)
                                                William M. Steul
                                            Chief Financial Officer



DATE:  March 12, 1998                         /s/ Laurie G. Russell
                                 ---------------------------------------------
                                                 (Signature)
                                              Laurie G. Russell
                                           Chief Accounting Officer

                                  EXHIBIT 11.1


The following is a computation of the weighted average number of shares outstanding assuming dilution for the three months ended January 31, 1998 and 1997. The weighted average number of shares outstanding including incremental shares from assumed conversions during the period have been adjusted for the three months ended January 31, 1997 to reflect a two-for-one stock split effective May 15, 1997.


                                               Three Months Ended January 31,
                                               -----------------------------

                                                   1998                 1997
                                           -------------------------------------
                                           (in thousands, except per share data)

Weighted average number of voting and
non-voting common shares outstanding
                                                   18,509               18,864

Assumed exercise of certain non-voting stock options based on average market value and shares reserved for issuance under the Employee Stock Purchase Plan and the Incentive Plan - Stock Alternative

                                                      698                  630
                                            ------------------------------------

Weighted average number of shares used in
diluted per share computations                     19,207               19,494
                                            ====================================

NET INCOME                                        $10,953              $10,027
                                            ====================================

EARNINGS PER SHARE:
  Basic                                             $0.59                $0.53
                                            ====================================
  Diluted                                           $0.57                $0.51
                                            ====================================