Form 10-Q
period 1998-04-30
EATON VANCE CORP
filed 1998-06-11
CIK 350797

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the period ended April 30, 1998                   Commission File No. 1-8100


                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                       04-2718215
         --------                                       ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

24 FEDERAL STREET, BOSTON, MASSACHUSETTS                  02110
----------------------------------------                  -----
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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Shares outstanding as of April 30, 1998:
   Voting Common Stock - 38,720 shares
   Non-Voting Common Stock - 17,924,429 shares

                               Page 1 of 16 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                          April 30,             October 31,
                                                                            1998                   1997
                                                                  ----------------------------------------------
ASSETS                                                                           (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                            $           23,992     $           61,928
  Short-term investments                                                      77,072                 78,592
  Investment adviser fees and other receivables                                3,240                  7,204
  Assets held for sale                                                         8,539                  8,539
  Other current assets                                                        11,948                  7,905
                                                                  ----------------------------------------------

          Total current assets                                               124,791                164,168
                                                                  ----------------------------------------------


OTHER ASSETS:
  Investments:
    Real estate                                                               13,469                 16,038
    Investments in affiliates                                                  7,423                  7,918
    Investment companies                                                      14,885                 10,763
    Other investments                                                          3,411                  5,160
  Other receivables                                                            5,847                  5,850
  Deferred sales commissions                                                 199,543                172,485
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $5,460
    and $5,075 respectively                                                    2,436                  2,537
  Goodwill, net of accumulated amortization of $3,879
    and $3,559, respectively                                                   2,137                  2,456
                                                                  ----------------------------------------------

          Total other assets                                                 249,151                223,207
                                                                  ----------------------------------------------

      Total assets                                                $          373,942     $          387,375
                                                                  ==============================================

See notes to the consolidated financial statements.

                                                                          April 30,             October 31,
                                                                            1998                   1997
                                                                  ----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                (in thousands, except per share figures)

CURRENT LIABILITIES:
  Accrued compensation                                            $            8,511     $           12,252
  Accounts payable and accrued expenses                                        6,181                  9,515
  Dividend payable                                                             2,160                  2,226
  Current portion of long-term debt                                           16,429                  9,458
  Other current liabilities                                                    3,394                  6,517
                                                                  ----------------------------------------------

          Total current liabilities                                           36,675                 39,968
                                                                  ----------------------------------------------


OTHER LIABILITIES:
  6.22% Senior Note                                                           35,714                 42,857
  Mortgage notes payable                                                       8,008                  8,107
                                                                  ----------------------------------------------

          Total other liabilities                                             43,722                 50,964
                                                                  ----------------------------------------------

Deferred income taxes                                                         77,612                 70,163
                                                                  ----------------------------------------------

Commitments and contingencies                                                      -                      -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.03125 per share -
    Authorized, 160,000 shares,
Issued, 38,720 shares                                                              1                      1
  Non-voting common stock, par value $.03125 per share -
    Authorized, 23,840,000
shares,                                                                          560                    577
Issued, 17,924,429 and 18,468,834 shares, respectively
  Additional paid-in capital                                                       -                 21,001
  Unrealized gain on investments                                                 709                  2,445
  Notes receivable from stock option exercises                                (3,027)                (3,168)
  Retained earnings                                                          217,690                205,424
                                                                  ----------------------------------------------

           Total shareholders' equity                                        215,933                226,280
                                                                  ----------------------------------------------

      Total liabilities and shareholders' equity                  $          373,942     $          387,375
                                                                  ==============================================

See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                 April 30,                         April 30,
                                                           1998             1997             1998             1997
                                                      -------------------------------------------------------------------
REVENUE:                                                           (in thousands, except per share figures)

  Investment adviser and administration fees          $         36,523 $        27,877 $         69,828 $         55,156
  Distribution income                                           21,769          18,236           42,183           37,152
  Income from real estate activities                             1,266           1,074            2,375            1,837
  Other income                                                     435             551              880            1,405
                                                      -------------------------------------------------------------------

          Total revenue                                         59,993          47,738          115,266           95,550
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                        14,804          10,406           27,197           21,894
  Amortization of deferred sales commissions                    15,501          13,507           30,070           26,827
  Other expenses                                                11,644           7,634           22,143           15,199
                                                      -------------------------------------------------------------------

           Total expenses                                       41,949          31,547           79,410           63,920
                                                      -------------------------------------------------------------------

OPERATING INCOME                                                18,044          16,191           35,856           31,630

OTHER INCOME (EXPENSE):
  Interest income                                                1,498             839            2,668            1,679
  Interest expense                                                (986)           (984)          (1,996)          (1,886)
  Gain (loss) on sale of investments                               247            (152)           2,965            1,150
  Equity in net income (loss) of affiliates                         34             (70)             (66)              33
  Impairment loss on real estate                                     -               -           (2,636)               -
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME  TAXES                                     18,837          15,824           36,791           32,606

INCOME TAXES                                                     7,451           6,361           14,452           13,116
                                                      -------------------------------------------------------------------

NET INCOME                                            $         11,386 $         9,463 $         22,339 $         19,490
                                                      ===================================================================

EARNINGS PER SHARE:
  Basic earnings per share                            $           0.63 $          0.51 $           1.22 $           1.04
                                                      ===================================================================
  Diluted earnings per share                          $           0.60 $          0.49 $           1.17 $           1.01
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $           0.12 $          0.10 $           0.24 $           0.20
                                                      ===================================================================

Weighted average common shares outstanding                      18,207          18,657           18,358           18,761
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                            18,958          19,219           19,082           19,357
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Six Months Ended
                                                                                    April 30,
                                                                           1998                   1997
                                                                  ----------------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                         $           61,928     $           55,583
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    22,339                 19,490
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
  Equity in net (income) loss of affiliates                                       66                    (33)
  Dividend received from affiliate                                               430                    621
  Impairment loss on real estate                                               2,636                      -
  Deferred income taxes                                                       11,223                 (3,708)
  Amortization of deferred sales commissions                                  30,070                 26,827
  Depreciation and other amortization                                          1,074                  1,280
  Payment of sales commissions                                               (68,490)               (31,312)
  Capitalized sales charges received                                          11,298                 15,229
  Gain on sale of investments                                                 (2,965)                (1,150)
  Changes in other assets and liabilities                                    (10,124)               (12,216)
                                                                  ----------------------------------------------

  Net cash provided by (used for) operating activities                        (2,443)                15,028
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate, equipment and
  leasehold improvements                                                        (654)                (1,555)
 Net (increase) decrease in notes and receivables
  from affiliates                                                                144                   (833)
 Net decrease in investment companies
   and other investments                                                      (2,841)                  (224)
 Proceeds from sale of investments                                           122,253                 61,240
 Purchase of short-term investments                                         (120,277)               (76,240)
                                                                  ----------------------------------------------

  Net cash used for investing activities                                      (1,375)               (17,612)
                                                                  ----------------------------------------------

See notes to the consolidated financial statements.

                                                                                Six Months Ended
                                                                                    April 30,
                                                                           1998                   1997
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable                                        $           (7,270)    $             (131)
 Revolving credit facility borrowings                                          7,000                      -
 Proceeds from the issuance of non-voting
common stock                                                                   3,698                  2,410
 Dividends paid                                                               (4,438)                (3,772)
 Repurchase of non-voting common stock                                       (33,108)                (9,614)
                                                                  ----------------------------------------------

 Net cash used for financing activities                                      (34,118)               (11,107)
                                                                  ----------------------------------------------

Net decrease in cash and equivalents                                         (37,936)               (13,691)
                                                                  ----------------------------------------------

Cash and equivalents, end of period                               $           23,992     $           41,892
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $            1,988     $            1,886
                                                                  ==============================================
   Income taxes paid                                              $            6,794     $           24,381
                                                                  ==============================================

See notes to the consolidated financial statements.

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

(2) INVESTMENTS IN AFFILIATES

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.5 million and $7.8 million at April 30, 1998 and October 31, 1997. At April 30, 1998, the Company's investment exceeded its share of the underlying net assets of LGM by $5.8 million. This excess is being amortized over a twenty-year period.

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

Stock option transactions under the current plan and predecessor plans are summarized as follows:

-------------------------------------------------------------------------------
                                                                      Weighted
                                                                       Average
                                                Shares          Exercise Price
-------------------------------------------------------------------------------
Balance, October 31, 1996                    1,433,294            $      11.73
Granted                                        496,396                   21.02
Exercised                                    (489,619)                    9.63
Forfeited/Expired                            (118,826)                   13.29
-------------------------------------------------------------------------------
Balance, October 31, 1997                    1,321,245                   12.60
-------------------------------------------------------------------------------
Granted                                        326,853                   36.16
Exercised                                    (234,130)                   12.21
Forfeited/Expired                             (15,750)                   30.32
-------------------------------------------------------------------------------
Balance, April 30, 1998                      1,398,218            $      21.09
===============================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) STOCK OPTION PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                             Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------       ----------------------------------
                                    Weighted
                                                       Average        Weighted                                 Weighted
                                                     Remaining         Average                                  Average
                                Outstanding at     Contractual        Exercise         Exercisable as          Exercise
     Range of Exercise Prices          4/30/98            Life           Price            of  4/30/98             Price
------------------------------ ---------------- --------------- ---------------       ---------------- -----------------
$11.48-$13.86                          247,217             1.6          $11.79                232,810            $11.76
$14.13-$15.54                          352,084             1.9           14.19                334,052             14.16
$21.44-$22.96                          482,564             3.6           21.01                169,844             20.95
$35.69-$35.94                          289,956             4.5           35.69                      -                 -
$39.26                                  18,100             4.5           39.26                      -                 -
$46.25                                   8,297             4.9           46.25                      -                 -
-------------------------------------------------------------------------------       ----------------------------------
                                     1,398,218             3.0          $21.09                736,706            $14.94
===============================================================================       ==================================

(4) COMMON STOCK REPURCHASES

In the first six months of fiscal 1998, the Company purchased 813,000 shares of its non-voting common stock under its current share repurchase authorization.

(5) REGULATORY REQUIREMENTS

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $2.4 million at April 30, 1998, which exceeded the net capital requirement of $0.4 million as of that date. The ratio of aggregate indebtedness to net capital at April 30, 1998 was 2.27 to 1.

(6) REAL ESTATE INVESTMENTS

Real estate investments held at April 30, 1998 and October 31, 1997 follow:

                                        April 30,                October 31,
                                         1998                       1997
                                  ----------------------------------------------
                                                 (in thousands)
 Buildings                        $       15,904           $       18,254
 Land                                      2,279                    2,279
                                  ----------------------------------------------
   Total                                  18,183                   20,533
 Less: Accumulated depreciation            4,714                    4,495
                                  ----------------------------------------------
   Total                          $       13,469           $       16,038
                                  ==============================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6) REAL ESTATE INVESTMENTS (CONTINUED)

In the first quarter of 1998, the Company committed to a plan to sell a building and shopping center in Troy, New York and recognized a pre-tax impairment loss of $2.6 million based on the estimated net realizable value of the property. At April 30, 1998, the carrying value of the property was $3.6 million.

In 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire. The estimated net realizable values of the buildings exceeds their respective carrying values of $1.5 million, $1.6 million and $5.5 million at April 30, 1998.

(7) UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $94.5 million and $93.6 million at April 30, 1998 and October 31, 1997, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $5.5 million and $6.7 million at April 30, 1998 and October 31, 1997, respectively, and gross unrealized losses of approximately $4.5 million and $2.8 million at April 30, 1998 and October 31, 1997, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 1998 COMPARED TO QUARTER ENDED APRIL 30, 1997

The Company reported earnings of $11.4 million or $0.60 per share (diluted) in the second quarter of 1998 compared to earnings of $9.5 million or $0.49 per share (diluted) in the second quarter of 1997.

Assets under management of $25.5 billion on April 30, 1998 were 42 percent higher than the $18.0 billion reported a year earlier on April 30, 1997. Asset growth increased as a result of the strong sales of the company's stock and bank loan funds, a $1.2 billion private placement of an equity fund and improving sales of bond funds. Mutual fund sales of $4.0 billion in the second quarter of 1998 were 150 percent higher than the $1.6 billion reported in the second quarter of 1997.

Total revenue increased $12.3 million to $60.0 million in the second quarter of 1998 from $47.7 million in the second quarter of 1997. Investment adviser and administration fees increased by 31 percent to $36.5 million in the second quarter of fiscal 1998 from $27.9 million in the second quarter of fiscal 1997, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased by $3.6 million or 20 percent to $21.8 million in the second quarter of 1998 from $18.2 million a year earlier due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $41.9 million in the second quarter of 1998 from $31.5 million in the second quarter of 1997. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with higher mutual fund sales and private placements. Amortization of deferred sales commissions increased to $15.5 million in the second quarter of 1998, from $13.5 million in the second quarter of 1997 primarily due to the increase in gross sales of the Company's spread commission funds.

Interest income increased 88 percent to $1.5 million from $0.8 million as a result of the increase in short term investments.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1997

The Company earned $22.3 million or $1.17 per share (diluted) in the first half of 1998 compared to $19.5 million or $1.01 per share (diluted) in the first half of 1997. Operating results for the first half of 1998 include a pre-tax impairment loss on real estate of $2.6 million resulting from management's decision to offer for sale all real estate properties owned but not occupied by Eaton Vance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total revenue increased $19.7 million or 21 percent to $115.3 million in the first half of 1998 from $95.6 million in the first half of 1997 as a result of greater average assets under management. Investment adviser and administration fees increased to $69.8 million from $55.2 million primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income also increased to $42.2 million from $37.2 million due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $79.4 million in the second quarter of 1998 from $63.9 million in the second quarter of 1997. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with higher mutual fund sales and private placements. Amortization of deferred sales commissions increased to $30.1 in the second quarter of 1998, from $26.8 in the second quarter of 1997 primarily due to the increase in gross sales of the Company's spread commission funds.

Interest income increased 59 percent to $2.7 million from $1.7 million as a result of the increase in short term investments. The pre-tax impairment loss of $2.6 million resulted from a decision to sell a property which had a carrying value in excess of its net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $101.1 million April 30, 1998, a decrease of $39.4 million from October 31, 1997.

Operating activities reduced cash and cash equivalents by $2.4 million in the first half of 1998. In the first six months of 1997 operating activities generated cash of $15.0 million. Cash used for operating activities in the first half of 1998 can primarily be attributed to the significant increase in sales commissions paid associated with the increase in mutual fund sales and a private placement. Sales commissions paid totaled $68.5 million in the first six months of 1998 compared to $31.3 million in the first six months of 1997.

Investing activities, consisting primarily of the purchase and sale of short-term investments, reduced cash and cash equivalents by $1.4 million in the first half of 1998 compared to $17.6 million in the first half of 1997. The primary use of cash in the first three months of 1998 was the purchase of $120.3 million in short-term investments following the sale of certain short-term marketable securities.

Financing activities reduced cash and cash equivalents by $34.2 million in the first half of 1998 compared to $11.1 million in the first half of 1997. Significant financing activities during the first half of 1998 included the repurchase of 813,000 shares of the Company's non-voting common stock under its authorized repurchase program. The Company's dividend increased to $0.24 per share in the first half of 1998 compared to $0.20 per share in the first half of 1997.

At April 30, 1998, the Company had borrowings of $7.0 million under its senior unsecured revolving credit facility.

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

The major sources of revenue for the Company - i.e., investment adviser fees and distribution income, - are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

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

         Exhibit No.       Description

         27.1 Financial Data Schedule as of April 30, 1998 (filed herewith - electronic filing only).

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       EATON VANCE CORP.
                                         (Registrant)




DATE: June 11, 1998                 /s/William M. Steul
                            -------------------------------------
                                        (Signature)
                                      William M. Steul
                                   Chief Financial Officer



DATE: June 11, 1998                /s/Laurie G. Russell
                            -------------------------------------
                                        (Signature)
                                      Laurie G. Russell
                                   Chief Accounting Officer