Form 10-Q
period 1998-07-31
EATON VANCE CORP
filed 1998-09-14
CIK 350797

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the period ended July 31, 1998                  Commission File No. 1-8100


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Shares outstanding as of July 31, 1998:
     Voting Common Stock - 77,440 shares
     Non-Voting Common Stock - 35,869,568 shares


                               Page 1 of 50 pages

================================================================================





















                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                          July 31,              October 31,
                                                                            1998                   1997
                                                                  ----------------------------------------------
                                                                                 (in thousands)
ASSETS
CURRENT ASSETS:
  Cash and equivalents                                            $           47,800     $           61,928
  Short-term investments                                                      41,991                 78,592
  Investment adviser fees and other receivables                                4,152                  7,204
  Assets held for sale                                                         8,555                  8,539
  Other current assets                                                        10,959                  7,905
                                                                  ----------------------------------------------

          Total current assets                                               113,457                164,168
                                                                  ----------------------------------------------


OTHER ASSETS:
  Investments:
    Real estate                                                               13,584                 16,038
    Investments in affiliates                                                  7,596                  7,918
    Investment companies                                                      22,772                 10,763
    Other investments                                                          2,608                  5,160
  Other receivables                                                            5,851                  5,850
  Deferred sales commissions                                                 219,939                172,485
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $5,764
    and $5,075 respectively                                                    2,434                  2,537
  Goodwill and other intangibles, net of accumulated
    amortization of $4,038 and $3,559, respectively                            1,977                  2,456
                                                                  ----------------------------------------------

          Total other assets                                                 276,761                223,207
                                                                  ----------------------------------------------

      Total assets                                                $          390,218     $          387,375
                                                                  ==============================================


See notes to the consolidated financial statements.

                                                                          July 31,              October 31,
                                                                            1998                   1997
                                                                  ----------------------------------------------
                                                                    (in thousands, except per share figures)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accrued compensation                                            $           12,018     $           12,252
  Accounts payable and accrued expenses                                        9,417                  9,515
  Dividend payable                                                             2,162                  2,226
  Current portion of long-term debt                                            9,416                  9,458
  Other current liabilities                                                    2,587                  6,517
                                                                  ----------------------------------------------

          Total current liabilities                                           35,600                 39,968
                                                                  ----------------------------------------------


OTHER LIABILITIES:
  6.22% Senior Note                                                           35,714                 42,857
  Mortgage notes payable                                                       7,961                  8,107
                                                                  ----------------------------------------------

          Total other liabilities                                             43,675                 50,964
                                                                  ----------------------------------------------

Deferred income taxes                                                         85,132                 70,163
                                                                  ----------------------------------------------

Commitments and contingencies                                                      -                      -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share -
    Authorized, 320,000 shares,
Issued, 77,440 shares                                                              1                      1
  Non-voting common stock, par value $.015625 per share-
    Authorized, 47,680,000
shares,                                                                          562                    577
Issued, 35,869,568 and 36,937,668 shares, respectively
  Additional paid-in capital                                                       -                 21,001
  Unrealized gain on investments                                                  67                  2,445
  Notes receivable from stock option exercises                                (2,993)                (3,168)
  Retained earnings                                                          228,174                205,424
                                                                  ----------------------------------------------

           Total shareholders' equity                                        225,811                226,280
                                                                  ----------------------------------------------

      Total liabilities and shareholders' equity                  $          390,218     $          387,375
                                                                  ==============================================


See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                         July 31,
                                                           1998             1997             1998             1997
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:                                                                             8
  Investment adviser and administration fees          $         40,359 $        30,301 $        110,186 $         85,457
  Distribution income                                           24,849          19,615           67,032           56,767
  Income from real estate activities                             1,098           1,228            3,482            3,065
  Other income                                                     709             356            1,564            1,760
                                                      -------------------------------------------------------------------

          Total revenue                                         67,015          51,500          182,264          147,049
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                        15,662          13,171           42,863           35,069
  Amortization of deferred sales commissions                    17,012          13,780           47,082           40,607
  Other expenses                                                12,845           9,103           34,968           24,310
                                                      -------------------------------------------------------------------

           Total expenses                                       45,519          36,054          124,913           99,986
                                                      -------------------------------------------------------------------

OPERATING INCOME                                                21,496          15,446           57,351           47,063

OTHER INCOME (EXPENSE):
  Interest income                                                1,384             829            4,052            2,508
  Interest expense                                                (941)         (1,036)          (2,938)          (2,923)
  Gain on sale of investments                                       91           2,366            3,057            3,529
  Equity in net income  of affiliates                              173             144              107              177
  Impairment loss on real estate                                     -               -           (2,636)               -
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME  TAXES                                     22,203          17,749           58,993           50,354

INCOME TAXES                                                     8,555           7,228           23,008           20,342
                                                      -------------------------------------------------------------------

NET INCOME                                            $         13,648 $        10,521 $         35,985 $         30,012
                                                      ===================================================================

EARNINGS PER SHARE:
  Basic earnings per share                            $           0.38 $          0.28 $           0.99 $           0.80
                                                      ===================================================================
  Diluted earnings per share                          $           0.36 $          0.27 $           0.95 $           0.78
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $           0.06 $          0.05 $           0.18 $           0.15
                                                      ===================================================================

Weighted average common shares outstanding                      35,946          37,172           36,419           37,405
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                            37,462          38,576           37,877           38,667
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine Months Ended
                                                                                    July 31,
                                                                           1998                   1997
                                                                  ----------------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                         $           61,928     $           55,583

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 35,985                 30,012
   Adjustments to reconcile net income to net cash provided
  by operating activities:
     Equity in net income affiliates                                            (107)                  (178)
     Dividend received from affiliate                                            430                    621
     Impairment loss on real estate                                            2,636                      -
     Deferred income taxes                                                    19,272                 (1,712)
     Amortization of deferred sales commissions                               47,082                 40,607
     Depreciation and other amortization                                       1,642                  1,966
     Payment of sales commissions                                           (111,480)               (56,948)
     Capitalized sales charges received                                       16,907                 22,608
     Gain on sale of investments                                              (3,044)                (3,516)
     Changes in other assets and liabilities                                  (4,776)                (7,374)
                                                                  ----------------------------------------------

  Net cash provided by operating activities                                    4,547                 26,086
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate, equipment and
 leasehold improvements                                                       (1,127)                (1,288)
Net (increase) decrease in notes and receivables
 from affiliates                                                                 702                   (775)
Acquisition of real estate partnership                                             -                   (600)
Proceeds from sale of investments                                            159,154                 67,344
Purchase of investments                                                     (133,066)               (78,264)
                                                                  ----------------------------------------------

  Net cash provided by (used for) investing activities                        25,663                (13,583)
                                                                  ----------------------------------------------


See notes to the consolidated financial statements.

                                                                                Nine Months Ended
                                                                                    July 31,
                                                                           1998                   1997
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable                                        $          (14,332)    $             (197)
 Revolving credit facility borrowings                                          7,000                      -
 Proceeds from the issuance of non-voting
   common stock                                                                4,974                  2,977
 Dividends paid                                                               (6,597)                (5,636)
 Repurchase of non-voting common stock                                       (35,383)               (12,555)
                                                                  ----------------------------------------------

 Net cash used for financing activities                                      (44,338)               (15,411)
                                                                  ----------------------------------------------

Net decrease in cash and equivalents                                         (14,128)                (2,908)
                                                                  ----------------------------------------------

Cash and equivalents, end of period                               $           47,800     $           52,675
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $            2,311     $            2,920
                                                                  ==============================================
   Income taxes paid                                              $            7,811     $           30,240
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

The number of shares used for purposes of calculating earnings per share and all other per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective August 14, 1998.

(2) INVESTMENTS IN AFFILIATES

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.6 million and $7.8 million at July 31, 1998 and October 31, 1997. At July 31, 1998, the Company's investment exceeded its share of the underlying net assets of LGM by $5.7 million. This excess is being amortized over a twenty-year period.

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

Stock option transactions under the current plan and predecessor plans are summarized as follows:

        ------------------------------------------------------------
                                                            Weighted
                                                    Average Exercise
                                            Shares             Price
        -------------------------------------------------------------
        Balance, October 31, 1996        2,866,588                 $
                                                                5.87
        Granted                            992,792             10.51
        Exercised                        (979,238)              4.82
        Forfeited/Expired                (237,652)              6.65
        -------------------------------------------------------------
        Balance, October 31, 1997        2,642,490              7.95
        -------------------------------------------------------------
        Granted                            653,706             18.08
        Exercised                        (549,838)              6.21
        Forfeited/Expired                 (49,124)             14.12
        -------------------------------------------------------------
        Balance, July 31, 1998           2,697,234         $   10.65
        =============================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) STOCK OPTION PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                             Options Outstanding                                             Options Exercisable
-------------------------------------------------------------------------------       ----------------------------------
                                    Weighted
                                                       Average        Weighted                                 Weighted
                                                     Remaining         Average                                  Average
                                Outstanding at     Contractual        Exercise         Exercisable as    Exercise Price
     Range of Exercise Prices          7/31/98            Life           Price            of  7/31/98
------------------------------------------------------------------------------        ----------------------------------
$5.74-$6.93                            449,314             1.3       $    5.88                420,500         $    5.86
$7.07-$7.77                            665,086             1.7            7.10                629,022              7.09
$10.72-$11.48                          958,128             3.4           10.51                334,688             10.48
$17.85-$17.97                          571,912             4.3           17.85                      -                 -
$19.63                                  36,200             4.3           19.63                      -                 -
$23.13                                  16,594             4.7           23.13                      -                 -
-------------------------------------------------------------------------------       ----------------------------------
                                     2,697,234             2.8       $   10.65              1,384,210         $    7.53
===============================================================================       ==================================

(4)  COMMON STOCK REPURCHASES

In the first nine months of fiscal 1998, the Company purchased 1,727,000 shares of its non-voting common stock under its current share repurchase authorization.

(5)  REGULATORY REQUIREMENTS

A subsidiary of the Company is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule the subsidiary had net capital of $6.0 million at July 31, 1998, which exceeded the net capital requirement of $0.4 million as of that date. The ratio of aggregate indebtedness to net capital at July 31, 1998 was 1.07 to 1.

(6)  REAL ESTATE INVESTMENTS

Real estate investments held at July 31, 1998 and October 31, 1997 follow:

                                           July 31,                  October 31,
                                             1998                       1997
                                   ---------------------------------------------
                                                     (in thousands)
 Buildings                         $          16,107          $          18,254
 Land                                          2,279                      2,279
                                   ---------------------------------------------
   Total                                      18,386                     20,533
 Less accumulated depreciation                 4,802                      4,495
                                   ---------------------------------------------
   Total                           $          13,584          $          16,038
                                   =============================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)  REAL ESTATE INVESTMENTS (CONTINUED)

In the first quarter of 1998, the Company committed to a plan to sell a building and shopping center in Troy, New York and recognized a pre-tax impairment loss of $2.6 million based on the estimated net realizable value of the property. At July 31, 1998, the carrying value of the property was $3.6 million.

In 1997, the Company committed to a plan to sell two industrial warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire. The estimated net realizable values of the buildings exceeds their respective carrying values of $1.5 million, $1.6 million and $5.5 million at July 31, 1998.

(7)  UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $66.5 million and $93.6 million at July 31, 1998 and October 31, 1997, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $5.3 million and $6.7 million at July 31, 1998 and October 31, 1997, respectively, and gross unrealized losses of approximately $5.4 million and $2.8 million at July 31, 1998 and October 31, 1997, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, net of deferred taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's primary sources of revenue are investment adviser fees and distribution fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses are the amortization of deferred sales commissions and other marketing costs, employee compensation, occupancy costs and service fees.

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

The Company reported earnings of $13.6 million or $0.36 per share (diluted) in the third quarter of 1998 compared to earnings of $10.5 million or $0.27 per share (diluted) in the third quarter of 1997. The per share data for all periods presented reflects the two-for-one stock split declared on July 7, 1998 for shareholders of record on July 31, 1998.

Assets under management of $27.5 billion on July 31, 1998 were 31 percent higher than the $21.0 billion reported a year earlier on July 31, 1997. The increase in assets under mangagment was the result of the strong sales of the Company's stock and bank loan funds, a $2.4 billion private placement of the Belair Capital Fund LLC and improving sales of bond funds. As a result of continued sales growth, equity fund assets increased to 36 percent of total assets under management on July 31, 1998 from 24 percent on October 31, 1997, while taxable and non taxable fixed income funds decreased to 36 percent of total assets under management on July 31, 1998 from 46 percent on October 31, 1997. Floating-rate bank loan funds represented 18 percent of total assets under management at July 31, 1998 and October 31, 1997.

Total revenue increased $15.5 million to $67.0 million in the third quarter of 1998 from $51.5 million in the third quarter of 1997. Investment adviser and administration fees increased by 33 percent to $40.4 million in the third quarter of fiscal 1998 from $30.3 million in the third quarter of fiscal 1997, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased by $5.2 million or 27 percent to $24.8 million in the third quarter of 1998 from $19.6 million a year earlier due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $45.5 million in the the first nine months of 1998 from $36.1 million in the third quarter of 1997. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with strong mutual fund sales and private placements. Amortization of deferred sales commissions increased to $17.0 million in the third quarter of 1998, from $13.8 million in the third quarter of 1997 primarily due to the increase in gross sales of the Company's spread commission funds.

Interest income increased 75 percent to $1.4 million from $0.8 million as a result of the change in the Company's short-term investment mix to investments generating interest and dividend income from investments generating capital gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1997

The Company earned $36.0 million or $0.95 per share (diluted) in the first nine months of 1998 compared to $30.0 million or $0.78 per share (diluted) in the first nine months of 1997. Operating results for the first nine months of 1998 include a pre-tax impairment loss on real estate of $2.6 million resulting from management's decision to sell a building and shopping center located in Troy, New York.

Total revenue increased $35.3 million or 24 percent to $182.3 million in the first nine months of 1998 from $147.0 million in the first nine months of 1997 as a result of greater average assets under management. Investment adviser and administration fees increased to $110.2 million in the first nine months of 1998 from $85.5 million in the first nine months of 1997 primarily as a result of the growth in total assets under management and an increase in equity and bank-loan assets as a percent of total assets. Distribution income also increased to $67.0 million in the first nine months of 1998 from $56.8 million in the first nine months of 1997 due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $124.9 million in the third quarter of 1998 from $100.0 million in the first nine months of 1997. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with strong mutual fund sales and private placements. Amortization of deferred sales commissions increased to $47.1 million in the first nine months of 1998, from $40.6 million in the first nine months of 1997 primarily due to the increase in gross sales of the Company's spread commission funds.

Interest income increased 64 percent to $4.1 million from $2.5 million as a result of the change in the Company's short-term investment mix to investments generating interest and dividend income from investments generating capital gains.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $89.8 million at July 31, 1998, a decrease of $50.7 million from October 31, 1997.

Operating activities generated cash and cash equivalents of $4.5 million in the first nine months of 1998 compared to $26.1 million in the first nine months of 1997. The decrease in cash provided by operating activities can primarily be attributed to the significant increase in sales commissions paid to brokers in connection with the sale of the Company's spread-commission funds and private placements. Sales commissions paid totaled $111.5 million in the first nine months of 1998 compared to $56.9 million in the first nine months of 1997.

Investing activities, consisting primarily of the purchase and sale of short-term investments, generated cash and cash equivalents of $25.7 million in the first nine months of 1998. Investing activities decreased cash and equivalents by $13.6 in the first nine months of 1997. The primary use of cash in the first nine months of 1998 was the purchase of $133.1 million in short-term investments following the sale of short-term marketable securities and investments in investment companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financing activities reduced cash and cash equivalents by $44.4 million in the first nine months of 1998 compared to $15.4 million in the first nine months of 1997. Significant financing activities during the first nine months of 1998 included the repurchase of 1,727,000 shares of the Company's non-voting common stock under its authorized repurchase program. The Company's dividend increased to $0.18 per share in the first nine months of 1998 compared to $0.15 per share in the first nine months of 1997. In the first nine months of 1998, the Company also repaid a second quarter borrowing of $7.0 million under its $50 million senior unsecured revolving credit facility and made its first principal payment of $7.1 million on its 6.22% senior note.

At July 31, 1998, the Company had no borrowings outstanding under its $50 million senior unsecured revolving credit facility.

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

                                     PART II



                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On May 21, 1998 the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved (a) the Eaton Vance Corp. Executive Performance-Based Compensation Plan filed as Exhibit 10.4 here to, and (b) the separate Awards granted by the Compensation Committee of the Board of Directors pursuant to the Plan to James B. Hawkes, Thomas E. Faust, Jr. and Wharton P. Whitaker. Such consent is effective as a duly adopted vote of the holders of all Voting Common Stock as of such date.

A special meeting was held at the principal office of the Company on July 7, 1998. All of the outstanding Voting Common Stock, namely the 77,440 shares, was represented in person at the meeting. The following matters received the affirmative vote of all of the outstanding Voting Common Stock:

1)   The  Articles  of  Amendment  to  the  Company's   Charter   effecting  the
     two-for-one stock split were approved.

2) The 1998 Stock Option Plan, adopted by the Board of Directors on July 7, 1998, was approved.

3) The 1986 Employee Stock Purchase Plan, Restatement No. 7, adopted by the Board of Directors on July 7, 1998, increasing the number of shares to reflect the two-for one stock split, was approved.

4) The 1992 Incentive Plan - Stock Alternative, Restatement No. 3, adopted by the Board of Directors on July 7, 1998, increasing the number of shares to reflect the two-for one stock split, was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No.    Description

     3.1     Copy of Eaton Vance Corp. Ariticles of Amendment (filed herewith).

     10.1    Copy of 1998 Stock Option Plan (filed herewith).

     10.2 Copy of 1986 Employee Stock Purchase Plan, Restatement No. 7 (filed herewith).

     10.3 Copy of 1992 Incentive Plan - Stock Alternative, Restatement No. 3 (filed herewith).

     10.4    Copy   of   Eaton   Vance   Corp.   Executive   Performance-Based
             Compensation Plan (filed herewith) .

     27.1 Financial Data Schedule as of July 31, 1998 (filed herewith - electronic filing only).


(B)       REPORTS ON FORM 8-K

            None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              EATON VANCE CORP.
                                              -----------------
                                                 (Registrant)




DATE: September  14, 1998                     /s/William M. Steul
                                 ---------------------------------------------
                                                  (Signature)
                                                William M. Steul
                                             Chief Financial Officer



DATE: September  14, 1998                     /s/Laurie G. Russell
                                 ---------------------------------------------
                                                  (Signature)
                                               Laurie G. Russell
                                           Chief Accounting Officer

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

     FIRST: The Charter of the Corporation is hereby amended by:

     (a) Changing and reclassifying each of the shares of Common Stock (par value $.03125 per share) and Non-Voting Common Stock (par value $.03125 per share) of the Corporation, which is issued and outstanding at the close of business on the effective date of this amendment, into two shares of such Common Stock or Non-Voting Common Stock, respectively, and by reducing the par value of each share of Common Stock and Non-Voting Common Stock as changed and reclassified to $.015625 per share, such change and reclassification to be made without increasing or reducing the aggregate amount of stated capital of the Corporation represented by such issued shares but as a two-for-one split of the issued shares and not as a stock dividend; and in connection therewith there shall be issued one additional share of Common Stock or Non-Voting Common Stock, as the case may be, for each such share thereof which is issued at such effective time; and

     (b) Striking out Article SIXTH of the Charter in its entirety, and inserting in lieu thereof, the following:

          SIXTH: The total number of shares of stock of all classes which the Corporation has authority to issue is 48,000,000 shares, having an aggregate par value of $750,000.00, of which 320,000 shares of the par value of $.015625 per share amounting in aggregate par value to $5,000.00 shall be Common Stock, and 47,680,000 shares of the par value of $.015625 per share amounting in aggregate par value to $745,000.00 shall be Non-Voting Common Stock.

     SECOND: (a) As of immediately before the amendment the total number of shares of stock of all classes which the Corporation has authority to issue is 24,000,000 shares, of which 160,000 shares are Common Stock (par value $.03125 per share) and 23,840,000 shares are Non-Voting Common Stock (par value $.03125 per share).

     (b) As amended the total number of shares of stock of all classes which the Corporation has authority to issue is 48,000,000 shares, of which 320,000 shares are Common Stock (par value $.015625 per share) and 47,680,000 shares are Non-Voting Common Stock (par value $.015625 per share).

     (c) The aggregate par value of all shares having a par value before the amendment and as amended is $750,000.

     (d) The descriptions of each class of stock of the Corporation are not changed by the amendment, except for the change in par value effected hereby.

     THIRD: (a) The board of directors on July 7, 1998 duly adopted a resolution in which was set forth the foregoing amendment to the Charter, declaring that the said amendment of the Charter as proposed was advisable and directing that such amendment be submitted for action thereon by the stockholders of the Corporation entitled to vote thereon at a special meeting of stockholders to be subsequently held on July 7, 1998.

     (b) All of the stockholders of the Corporation entitled to vote thereon waived, in writing, notice of the time, place and purpose of the special meeting of stockholders subsequently held on July 7, 1998, at which special meeting the foregoing amendment to the Charter of the Corporation was duly approved by the stockholders of the Corporation by the affirmative vote of all the votes entitled to be cast on the matter.

     (c) The foregoing amendment to the Charter of the Corporation was advised by the board of directors and approved by the stockholders of the Corporation.

     FOURTH: These Articles of Amendment shall become effective at the close of business on August 14, 1998.

     IN WITNESS WHEREOF, Eaton Vance Corp. has caused these presents to be signed in its name and on its behalf by its President and witnessed by its Secretary on July 7, 1998.

WITNESS:                                             EATON VANCE CORP.



/s/ Thomas Otis                                      /s/ James B. Hawkes
------------------------                             --------------------------
Thomas Otis                                          James B. Hawkes
Secretary                                            President


     THE UNDERSIGNED, President of Eaton Vance Corp., who executed on behalf of the Corporation the foregoing Articles of Amendment of which this certificate is made a part, hereby acknowledges in the name and on behalf of said Corporation the foregoing Articles of Amendment to be the corporate act of said Corporation and hereby certifies that to the best of his knowledge, information, and belief the matters and facts set forth therein with respect to the authorization and approval thereof are true in all material respects under the penalties of perjury.



                                                    /s/ James B. Hawkes
                                                    ---------------------------
                                                    James B. Hawkes
                                                    President

                                  EXHIBIT 10.1
                                EATON VANCE CORP.

                             1998 STOCK OPTION PLAN


     1. DEFINITIONS. As used in this Eaton Vance Corp. 1998 Stock Option Plan the following terms shall have the following meaning:

     BOARD means the Company's Board of Directors.

     CODE means the Internal Revenue Code of 1986, as amended from time to time. References to any provision of the Code shall be deemed to include successor provisions and regulations and other guidance issued thereunder.

     COMMITTEE means the Option Committee of the Board, or such other Board committee as may be appointed by the Board to administer the Plan pursuant to
Section 5. The Committee shall consist solely of two or more Directors of the Company.

     COMPANY means Eaton Vance Corp., a Maryland corporation, or any successor corporation.

     DIRECTOR OPTION means a nonqualified stock option granted to a director pursuant to the formula plan set forth in Section 8.

     EXCHANGE ACT means the Securities Exchange Act of 1934, as amended from time to time. References to any provision of the Exchange Act shall be deemed to include successor provisions thereto and regulations and other guidance issued thereunder.

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

     PLAN means this 1998 Stock Option Plan, as amended or restated from time to time.

     QUALIFIED MEMBER means a member of the Committee who is a "non-employee director" within the meaning of Rule 16b-3(b)(3) and an "outside director" within the meaning of Treasury Regulation 1.162-27(e)(3) under Code Section 162(m).

     RULE 16B-3 means Rule 16b-3, as from time to time in effect and applicable to the Plan and any Optionee, promulgated by the Securities and Exchange Commission under Section 16 of the Exchange Act.

     SHARES means shares of Non-Voting Common Stock of the Company or such other securities as may be substituted or resubstituted therefor pursuant to Section 4.

     SUBSIDIARY means a subsidiary of the Company, as defined in Section 424(f) of the Code.

     2. PURPOSE. The purpose of the Plan is to advance the interests of the Company by strengthening the ability of the Company and its Subsidiaries to attract, retain and motivate directors and key employees by providing them with an opportunity to purchase Shares and thus participate in the ownership of the Company, including the opportunity to share in any appreciation in the value of such Shares. It is intended that the Plan will strengthen the mutuality of interest between such persons and the stockholders of the Company. Both Incentive Options and Nonqualified Options may be granted under the Plan. This Plan is the successor to the Company's 1995 Stock Option Plan - Restatement No. 2.

     3. EFFECTIVE DATE. The Plan is effective on July 7, 1998, the date it was adopted by the Board and was approved by the voting stockholders of the Company.

     4. STOCK SUBJECT TO THE PLAN; ADJUSTMENTS.

     (a) SHARES RESERVED. Subject to adjustment as hereinafter provided, the total number of Shares reserved for issuance in connection with Options under the Plan shall be 1,800,000 (which number shall on August 14, 1998 be increased to 3,600,000 to reflect the two-for-one stock split effective on that date). No Option may be granted if the number of shares to which such Option relates, when added to the number of Shares previously issued under the Plan, exceeds the number of shares reserved under this Section 4(a). Shares issued under the Plan shall be counted against this limit in the manner specified in Section 4(b).

     (b) MANNER OF COUNTING SHARES. If any Shares subject to an Option are forfeited, canceled, exchanged, or surrendered or such Option is settled in cash or otherwise terminates without a distribution of Shares to the Participant, including (i) the number of Shares withheld in payment of any Option Price or tax obligation relating to the exercise of such Option and (ii) the number of Shares equal to the number surrendered in payment of any Option Price or tax obligation relating to the exercise of such Option, such number of Shares will again be available for Options under the Plan. The Committee may make determinations and adopt regulations for the counting of Shares relating to any

Option to ensure appropriate counting, avoid double counting (in the case of substitute Options), and provide for adjustments in any case in which the number of Shares actually distributed differs from the number of Shares previously counted in connection with such Option.

     (c) TYPE OF SHARES DISTRIBUTABLE. Any Shares delivered upon exercise of an Option may consist, in whole or in part, of authorized and unissued Shares or Shares reacquired by the Company through purchase in the open market or in private transactions.

     (d) ADJUSTMENTS. In the event that the Committee shall determine that any dividend or other distribution (whether in the form of cash, Shares, or other property) which is unusual and non-recurring, or any recapitalization, stock split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or share exchange, or other similar corporate transaction or event affects the Shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Optionees under the Plan, then the Committee shall make such equitable changes or adjustments as it deems appropriate and, in such manner as it may deem equitable, adjust any or all of (i) the number and kind of Shares which may thereafter be issued in connection with Options, (ii) the number and kind of Shares issued or issuable in respect of outstanding Options or, if deemed appropriate, make provisions for payment of cash or other property with respect to any outstanding Option, (iii) the Option Price relating to any Option, and (iv) the number and kind of Shares set forth in Section 7(d) as the per-person limitation for any three calendar years; provided, however, in each case that, with respect to Incentive Options, such adjustment shall be made in accordance with Section 424(h) of the Code, unless the Committee determines otherwise. In addition, the Committee is authorized to make adjustments in the terms and conditions of, and any criteria and performance objectives or goals included in, Options in recognition of unusual or non-recurring events (including events described in the preceding sentence, as well as acquisitions and dispositions of assets or all or part of businesses) affecting the Company or any Subsidiary or any business unit, or the financial statements thereof, or in response to changes in applicable laws, regulations, accounting principles, tax rates and regulations, or business conditions or in view of the Committee's assessment of the business strategy of the Company, a Subsidiary, or business unit thereof, performance of comparable organizations, economic and business conditions, personal performance of an Optionee, and any other circumstances deemed relevant; provided that, unless otherwise determined by the Committee, no such adjustment shall be made if and to the extent that such adjustment would cause Options granted to key employees who are "covered employees" within the meaning of Code Section 162(m) to fail to qualify as "performance-based compensation" under Code Section 162(m) and regulations thereunder.

     5. ADMINISTRATION.

     (a) AUTHORITY OF THE COMMITTEE. The Plan shall be administered by the Committee. The Committee shall have full and final authority to take the following actions, in each case subject to and consistent with the provisions of the Plan:

     (i) to select key employees to whom Options may be granted;

     (ii) to determine the type and number of Options to be granted to key employees, the number of Shares to which such an Option may relate, the terms and conditions of any Option granted to a key employee under the Plan (including the Option Price, any restriction or condition, any schedule for lapse of restrictions or conditions relating to transferability or forfeiture, exercisability, or settlement of such an Option, and waivers or accelerations thereof, and waivers of performance conditions relating to such an option, based in each case on such considerations as the Committee shall determine), and all other matters to be determined in connection with any Option granted to a key employee;

     (iii) to determine whether, to what extent, and under what circumstances an Option may be settled, or the Option Price may be paid, in cash, Shares or other property, or an Option may be canceled, forfeited, exchanged, or surrendered;

     (iv) to determine whether, to what extent, and under what circumstances cash, Shares or other property payable with respect to an Option will be deferred either automatically, at the election of the Committee, or at the election of the Optionee, and whether to create trusts and deposit Shares or other property therein;

     (v) to prescribe the form of each Option Agreement, which need not be identical for each Optionee;

     (vi)  to  adopt,  amend,  suspend,   waive,  and  rescind  such  rules  and
regulations and appoint such agents as the Committee may deem necessary or advisable to administer the Plan;

     (vii) to correct any defect or supply any omission or reconcile any inconsistency in the Plan and to construe and interpret the Plan and any Option, rules and regulations, Option Agreement, or other agreement or instrument hereunder; and

     (viii) to make all other decisions and determinations as may be required under the terms of the Plan or as the Committee may deem necessary or advisable for the administration of the Plan.

In its administration of the Plan, the Committee shall not take any action which would result in a transaction involving a Director Option failing to be exempt under Rule 16b-3(d). Other provisions of the Plan notwithstanding, the Board may perform any function of the Committee under the Plan, including for the purpose of ensuring that transactions under the Plan by Optionees who are then subject to Section 16 of the Exchange Act in respect of the Company are exempt under Rule 16b-3. In any case in which the Board is performing a function of the Committee under the Plan, each reference to the Committee herein shall be deemed to refer to the Board, except where the context otherwise requires.

     (b) MANNER OF EXERCISE OF COMMITTEE AUTHORITY. At any time that a member of the Committee is not a Qualified Member, any action of the Committee relating to an Option to be granted to a key employee who is then subject to Section 16 of the Exchange Act in respect of the Company, or relating to an Option intended to constitute "qualified performance-based compensation" within the meaning of Code
Section 162(m) and regulations thereunder, may be taken either (i) by a subcommittee composed solely of two or more Qualified Members, or (ii) by the Committee but with each such member who is a not Qualified Member abstaining or recusing himself or herself from such action, provided that, upon such abstention or recusal, the Committee remains composed solely of two or more Qualified Members. Such action, authorized by such a subcommittee or by the Committee upon the abstention or recusal of such non-Qualified Member(s), shall be the action of the Committee for purposes of the Plan. Any action of the Committee with respect to the Plan shall be final, conclusive, and binding on all persons, including the Company, Subsidiaries, Optionees, any person claiming any rights under the Plan from or through any Optionee, and stockholders of the Company. The express grant of any specific power to the Committee, and the taking of any action by the Committee, shall not be construed as limiting any power or authority of the Committee. The Committee may delegate to officers or managers of the Company or any Subsidiary the authority, subject to such terms as the Committee shall determine, to perform administrative functions and such other functions as the Committee may determine, to the extent permitted under applicable law and, with respect to any Optionee who is then subject to Section 16 of the Exchange Act in respect of the Company, to the extent performance of such function will not result in a subsequent transaction failing to be exempt under Rule 16b-3(d).

     (c) LIMITATION OF LIABILITY. Each member of the Committee shall be entitled in good faith to rely or act upon any report or other information furnished to him or her by any officer or other employee of the Company or any Subsidiary, the Company's independent certified public accountants, or other professional retained by the Company to assist in the administration of the Plan. No member of the Committee, nor any officer or employee of the Company acting on behalf of the Committee, shall be personally liable for any action, determination, or interpretation taken or made in good faith with respect to the Plan, and all members of the Committee and any officer or employee of the Company acting on their behalf shall, to the extent permitted by law, be fully indemnified and protected by the Company with respect to any such action, determination, or interpretation.

     6. DURATION OF THE PLAN. This Plan shall terminate ten years from the original effective date hereof, unless terminated earlier pursuant to Section 12, and no Options may be granted thereafter.

     7. OPTIONS FOR EMPLOYEES.

     (a) ELIGIBLE EMPLOYEES. Options may be granted to those key employees of the Company or of any of its Subsidiaries as are selected by the Committee.

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

     (ii) 10% STOCKHOLDER. If any Optionee to whom an Incentive Option is granted is on the Grant Date the owner of stock (as determined under Section 424(d) of the Code) possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its Subsidiaries, then the following special provisions shall be applicable to that Incentive Option:

               (A) The Option Price per Share shall not be less than 110% of the Market Value on the Grant Date; and

               (B) The Incentive Option shall expire not more than five years after the Grant Date.

     (c)  PRICE.  Subject to the  conditions  on  certain  Incentive  Options in
Section 7(b), the Option Price per Share payable upon the exercise of each Incentive Option shall be not less than 100% of the Market Value on the Grant Date. The Option Price per Share of stock payable upon exercise of each Nonqualified Option shall be determined by the Committee, provided that the Option Price shall not be less than 100% of the Market Value on the Grant Date.

     (d) LIMITATION ON NUMBER OF SHARES TO BE GRANTED TO EACH OPTIONEE. Each Option Agreement shall specify the number of Shares to which it pertains. No Optionee may receive, during any three calendar year period, Options to purchase more than 900,000 Shares (which number shall on August 18, 1998 be increased to 1,800,000 Shares to reflect the two-for-one stock split effective on that date). If any Option granted to a key employee is canceled, the canceled Option continues to be counted against the maximum number of Shares for which Options may be granted to that employee under the Plan. If, after grant of an Option to a key employee, the Option Price is reduced, the transaction will be treated as a cancellation of the Option and the grant of a new Option, and in such case both the Option that is deemed to be canceled and the Option that is deemed to be granted reduce the maximum number of Shares for which Options may be granted to that employee under the Plan. The preceding two sentences apply only to calculating the maximum number of Shares available to an Optionee during any three calendar year period, and shall not apply to or affect the manner of counting Shares pursuant to Section 4(b).

     (e) EXERCISE OF OPTIONS. Subject to the terms and conditions set forth in the Option Agreement, each Option shall be exercisable for the full amount or for any part thereof and at such intervals or in such installments as the Committee may determine at the time it grants the Option; provided, however, that no Option shall be exercisable with respect to any Shares later than ten years after the Grant Date.

     8. FORMULA PLAN; OPTIONS FOR DIRECTORS. Upon first election to the Board of Directors of the Company of a person who was not, within twelve months preceding election, either an officer of employee of the Company or any Subsidiary, such person shall be granted a Director Option to purchase the number of Shares calculated by dividing $60,000 by the Market Value of the Shares on the Grant Date. On the third Friday of December in each year, each director who is not an employee of the Company and its Subsidiaries shall receive a Director Option to purchase the number of Shares calculated by dividing $60,000 by the Market Value of the Shares on the Grant Date. In the event that on any Grant Date there is not a sufficient number of Shares available to implement fully the preceding sentences, then each such director shall receive a pro rata portion of the Director Option contemplated by the preceding sentences. The Option Price for each Director Option shall be the Market Value on the Grant Date or, in the event there is no Market Value available on the Grant Date, on the date next following the Grant Date for which a Market Value is available. Each Director Option shall become exercisable in four equal installments upon each of the first four anniversaries of the Grant Date. No Director Option shall be exercisable later than ten years after the Grant Date. It is intended that each Director Option automatically granted pursuant to this Section 8 shall be made pursuant to a formula plan as defined in Release No. 34-37260 of the Securities and Exchange Commission (adopting restated Rule 16b-3).

     9. TERMS AND CONDITIONS APPLICABLE TO ALL OPTIONS.

     (a) NON-TRANSFERABILITY. No Option shall be transferable by the Optionee otherwise than by will or the laws of descent and distribution, and each Option shall be exercisable during the Optionee's lifetime only by him or her.

     (b) NOTICE OF EXERCISE AND PAYMENT. An Option shall be exercisable only by delivery of a written notice to the Company's Treasurer or any other officer of the Company designated by the Committee to accept such notices on its behalf, specifying the number of Shares for which it is exercised. If the Shares are not at that time effectively registered under the Securities Act of 1933, as amended, the Optionee shall include with such notice a letter, in form and substance satisfactory to the Company, confirming that the Shares are being purchased for the Optionee's own account for investment and not with a view to distribution. Payment shall be made in full at the time the Option is exercised. Payment shall be made by (i) cash or check, (ii) delivery and assignment to the Company of already-owned Shares having a Market Value as of the date of exercise equal to the exercise price, (iii) if approved by the Committee, delivery of the Optionee's promissory note for the exercise price, or (iv) any combination of
(i), (ii) or (iii) above.

     (c) NO RIGHTS TO OPTIONS; NO STOCKHOLDER RIGHTS. No employee shall have any claim to be granted an Option under the Plan, and there is no obligation for uniformity of treatment of employees. No Option shall confer upon the Optionee any rights as a stockholder or any claim to dividends paid with respect to any Shares to which the Option relates unless and until such Shares are duly issued to him or her in accordance with the terms of the Option.

     (d) BUYOUTS. The Committee or its delegate may at any time offer to buy out any outstanding Option for a payment in cash, Shares or other property based on such terms and conditions as the Committee shall determine.

     (e) Cancellation and Rescission of Options. The Committee may provide in any Option Agreement that, in the event an Optionee violates a term of the Option Agreement or other agreement with or policy of the Company or a Subsidiary, takes or omits to take actions that are deemed to be in competition with the Company or its Subsidiaries, an unauthorized solicitation of customers, suppliers, or employees of the Company or its Subsidiaries, or an unauthorized disclosure or misuse of proprietary or confidential information of the Company or its Subsidiaries, or takes or omits to take any other action as may be specified in the Option Agreement, the Optionee shall be subject to forfeiture of such Option or portion, if any, of the Option as may then remain outstanding and also to forfeiture of any amounts of cash, Shares or other property received by the Optionee upon exercise or settlement of such Option or in connection with such Option during such period (as the Committee may provide in the Option Agreement) prior to the occurrence which gives rise to the forfeiture.

     (f) OPTIONS TO OPTIONEES OUTSIDE THE UNITED STATES. The Committee may modify the terms of any Option under the Plan granted to an Optionee who is, at the time of grant or during the term of the Option, resident or primarily employed outside of the United States in any manner deemed by the Committee to be necessary or appropriate in order that such Option shall conform to laws, regulations, and customs of the country in which the Optionee is then resident or primarily employed, or so that the value and other benefits of the Option to the Optionee, as affected by foreign tax laws and other restrictions applicable as a result of the Optionee's residence or employment abroad, shall be comparable to the value of such an Option to an Optionee who is resident or primarily employed in the United States. An Option may be modified under this
Section 9(f) in a manner that is inconsistent with the express terms of the Plan, so long as such modifications will not contravene any applicable law or regulation.

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

     11. WITHHOLDING TAXES; DELIVERY OF SHARES. The Company's obligation to deliver Shares upon exercise of an Option shall be subject to the Optionee's satisfaction of all applicable federal, state and local income and employment tax withholding obligations. The Optionee may satisfy the obligations by electing (a) to make a cash payment to the Company, or (b) to have the Company withhold Shares with a value equal to the amount required to be withheld, or (c) to deliver to the Company already-owned Shares with a value equal to the amount required to be withheld. The value of Shares to be withheld or delivered shall be based on the Market Value on the date the amount of tax to be withheld is to be determined. The Optionee's election to have Shares withheld for this purpose will be subject to the following restrictions: (1) the election must be made prior to the date the amount of tax is to be determined, (2) the election must be irrevocable, and (3) the election will be subject to the disapproval of the Committee.

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

          (i)  increases the maximum number of Shares subject to this Plan,

          (ii) changes the class of persons eligible to participate in this Plan, or

          (iii)materially increases the benefits accruing to participants under this Plan shall be subject to approval by the voting stockholders of the Company within one year from the effective date of such amendment and shall be null and void if such approval is not obtained.

     13. CHANGE OF CONTROL - AUTOMATIC VESTING OF OPTIONS. Notwithstanding anything to the contrary herein, the Board or the Committee shall include in the Option Agreement for each unvested Option granted under this Plan the following provision, and such inclusion may be effected by incorporating this provision by reference to this Section 13:

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

          Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change of Control:

          (1) The acquisition, holding or disposition of Company Voting Securities deposited under the Voting Trust Agreement dated as of October 30, 1997 or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees thereunder, or the acquisition, holding or disposition of Company Voting Securities deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefor, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.

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

     14. GENERAL PROVISIONS.

     (a) COMPLIANCE WITH LEGAL AND EXCHANGE REQUIREMENTS. The Plan, the granting and exercising of Options thereunder, and the other obligations of the Company under the Plan and any Option Agreement, shall be subject to all applicable federal and state laws, rules and regulations, and to such approvals by any regulatory or governmental agency as may be required. The Company, in its discretion, may postpone the issuance or delivery of Shares under any Option until completion of such stock exchange listing or registration or qualification of such Shares or other required action under any state, federal or foreign law, rule or regulation as the Company may consider appropriate, and may require any Optionee to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of Shares in compliance with applicable laws, rules and regulations.

     (b) COMPLIANCE WITH SECTION 162(M) AND RULE 16B-3. If any provision of the Plan or any Option Agreement relating to a "covered employee" or a person subject to Section 16 of the Exchange Act does not comply or is inconsistent with the requirements of Code Section 162(m) or regulations thereunder or Rule 16b-3, such provision shall be construed or deemed amended to the extent necessary to conform to such requirements. (c) NO RIGHT TO CONTINUED EMPLOYMENT. Neither the Plan nor any action taken thereunder shall be construed as giving any employee the right to be retained in the employ of the Company or any of its Subsidiaries, nor shall it interfere in any way with the right of the Company or any of its Subsidiaries to terminate any employee's employment at any time.

     (d) TAXES. The Company or any Subsidiary is authorized to withhold from any payment relating to an Option under the Plan, or any distribution of Shares, or any payroll or other payment to an Optionee, amounts of withholding and other taxes due in connection with any transaction involving an Option, and to take such other action as the Committee may deem advisable to enable the Company and Optionees to satisfy obligations for the payment of withholding taxes and other tax obligations relating to any Option or exercise thereof. This authority shall include authority to withhold or receive Shares or other property and to make cash payments in respect thereof in satisfaction of an Optionee's tax obligations.

     (e) NONEXCLUSIVITY OF THE PLAN. Neither the adoption of the Plan by the Board nor its submission to the voting stockholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including the granting of stock options and other awards otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

     (f) GOVERNING LAW. The validity, construction, and effect of the Plan, any rules and regulations relating to the Plan, and any Option Agreement shall be determined in accordance with the laws of the Commonwealth of Massachusetts, without giving effect to principles of conflicts of laws, and applicable federal law.

                                  EXHIBIT 10.2
                                                                          7/7/98
                                EATON VANCE CORP.

                        1986 EMPLOYEE STOCK PURCHASE PLAN

                                RESTATEMENT NO. 7

     1. PURPOSE.

     The purpose of this 1986 Employee Stock Purchase Plan (the "Plan") is to provide employees of Eaton Vance Corp. (the "Company"), and its subsidiaries, who wish to become shareholders of the Company an opportunity to purchase Non-Voting Common Stock of the Company (the "Shares"). The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as it may be amended (the "Code"). In addition, the Plan provides certain employees who are not eligible for favorable tax treatment under Section 423 with the right to purchase Shares on a nonqualified basis.

     2. ADMINISTRATION OF THE PLAN.

     The Board of Directors or any committee or person(s) to whom it delegates its authority (the "Administrator") shall administer, interpret and apply all provisions of the Plan. Nothing contained in this Section shall be deemed to authorize the Administrator to alter or administer the provisions of the Plan in a manner inconsistent with the terms of the Plan or the provisions of Section 423 of the Code.

     3. ELIGIBLE EMPLOYEES.

     Subject to the provisions of Sections 7, 8 and 9 below, any individual who has been a full-time employee (as defined below) of

     (a) the Company or

     (b) any of its subsidiaries (as defined in Section 424(f) of the Code) the employees of which are designated by the Administrator as eligible to participate in the Plan, for a period of twelve consecutive (12) months prior to an Offering Date (as defined in Section 4 below) is eligible to participate in the offering (as defined in Section 4 below) commencing on such Offering Date. A full-time employee shall mean any employee other than an employee whose customary employment is:

     (a) 20 hours or less per week, or

     (b) not more than five months per calendar year.

     4. OFFERING DATES AND OFFERING GRANTS.

     From time to time, the Company, by action of the Administrator, will grant rights to purchase Shares to employees eligible to participate in the Plan pursuant to one or more offerings (each of which is an "Offering") on a date or series of dates (each of which is an "Offering Date") designated for this purpose by the Administrator. As of each Offering Date, the Administrator will advise each eligible employee of the maximum number of shares that the employee may purchase under the Offering (the "Offering Grant"), which shall be calculated in accordance with the requirements of Section 423 of the Code.

     5. PRICES.

     The price per share for each Offering Grant shall be the lesser of:

     (a) ninety percent (90%) of the fair market value of a Share on the Offering Date on which such right was granted; or

     (b) ninety percent (90%) of the fair market value of a Share on the date such right is exercised; provided, that the Administrator, in its discretion, may substitute a percentage in either subparagraph (a) or (b) of this Section 5 different from ninety percent (90%), but in no event shall either such percentage be less than eighty-five percent (85%).

     6. EXERCISE OF RIGHTS AND METHOD OF PAYMENT.

     (a) Rights granted under the Plan will be exercisable periodically on specified dates as determined by the Administrator.

     (b) The method of payment for Shares purchased upon exercise of rights granted hereunder shall be through regular payroll deductions or by lump sum cash payment, or both, as determined by the Administrator; provided, however, that payment through regular payroll deductions may in no event commence before the date on which a prospectus with respect to the Offering of the Shares covered by the Plan is provided to each participating employee. No interest shall be paid upon payroll deductions unless specifically provided for by the Administrator.

     (c) Any payments received by the Company from a participating employee and not utilized for the purchase of Shares upon exercise of a right granted hereunder shall be, at the employee's discretion, either promptly returned to such employee by the Company after termination of the offering to which the payment related, or rolled over and credited to the employee's account and used to purchase shares in the next Offering Period (as defined below).

     7. TERM OF RIGHTS.

     The total period from an Offering Date to the last date on which rights granted on that Offering Date are exercisable (the "Offering Period") shall in no event be longer than twenty-seven (27) months. The Administrator when it authorizes an Offering may designate one or more exercise periods during the Offering Period; rights granted on an Offering Date shall be exercisable on the last day of each exercise period (each of which is an "Exercise Date") in such proportion as the Administrator determines.

     8. SHARES SUBJECT TO THE PLAN.

     No more than 1,124,000 (which number shall on August 14, 1998 be increased to 2,248,000 to reflect the two-for-one stock split effective on that date) Shares may be sold pursuant to rights granted under the Plan. Appropriate adjustments in the above figure, in the number of Shares covered by outstanding rights granted hereunder, in the exercise price of the rights and in the maximum number of Shares which an employee may purchase (pursuant to Section 9 below) shall be made to give effect to any mergers, consolidations, or other similar reorganizations as to which the Company is the surviving entity, and any recapitalizations, stock splits, stock dividends or other relevant changes in the capitalization of the Company occurring after the effective date of the Plan, provided that no fractional Shares shall be subject to a right and each right shall be adjusted downward to the nearest full Share. Any agreement providing for a merger, consolidation or other similar reorganization which the Company does not survive shall provide for an adjustment for any then existing rights of participating employees under the Plan. Either authorized and unissued Shares or issued Shares heretofore or hereafter reacquired by the Company may be made subject to rights under the Plan. If for any reason any right under the Plan terminates in whole or in part, Shares subject to such terminated right may again be subjected to a right under the Plan.

     9. NONQUALIFIED FEATURE.

     An employee who, immediately after a right to purchase Shares is granted hereunder, would own stock or rights to purchase stock possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Company, or of any subsidiary, computed in accordance with Section 423(b)(3) of the Code ("5% owner"), will not be eligible to be granted a right intended to qualify under Section 423 of the Code. However, any employee who is a 5% Owner and who is otherwise eligible to receive a grant under the Plan shall be eligible to receive a grant hereunder that is in accordance with the terms of this Plan except that such right shall not be a right intended to qualify under Code Section 423 but rather shall be a nonqualified right that for federal income tax purposes is intended to be taxable to the grantee under Code Section
83. The Company reserves the right to withhold the issuance of shares pursuant to the exercise of any nonqualified right until the participating employee makes appropriate arrangements with the Company for such tax withholding as may be required of the Company under Federal, state or local law on account of such exercise.

     10. LIMITATIONS ON GRANTS.

     (a) No Offering Grant may permit an employee to accrue the right to purchase shares under all employee stock purchase plans of the Company and its subsidiaries at a rate which exceeds twenty-five thousand dollars ($25,000) (or such other maximum as may be prescribed from time to time by the Code) in the fair market value of such shares (determined at the time such right is granted) for each calendar year in which such right is outstanding at any time, as required by the provisions of Section 423(b)(8) of the Code.

     (b) No Offering Grant, when aggregated with rights granted under any other Offering still exercisable by the participating employee, may permit any participating employee to apply more than fifteen percent (15%) of the employee's annual rate of compensation on the date the employee elects to participate in the Offering to the purchase of Shares.

     (c) Effective with respect to any Offering Period beginning on or after November 1, 1991, no participating employee shall receive Share certificates issued upon exercise of a right granted hereunder until the earliest of

          (i) the first annual anniversary date of the Exercise Date on which the Shares evidenced by the certificate were purchased,

          (ii) the participating employee's death, or

          (iii) the date on which the participating employee presents proof satisfactory to the Company that he or she has either become disabled within the meaning of Section 22(e)(3) of the Code or needs such Shares on account of Hardship (as defined below).

The Company or such agent as it designates shall hold such Share certificates in escrow pending their release to the participating employee (or, if the employee has died, to such beneficiary or beneficiaries as the employee has designated in writing during his or her lifetime to the Company, or if the employee has not made such a designation, to his or her surviving spouse, or if none to the employee's estate, without interest). Hardship shall mean the occurrence of one or more of the following events: (I) a death within the participating employee's immediate family, (II) extraordinary medical expenses for one or more members of the participating employee's immediate family which are not covered by insurance programs sponsored by the Company, (III) the education costs of one or more members of the participating employee's family, (IV) the purchase or renovation of a principal place of residence of the participating employee, or (V) such other financial emergency needs as may be approved by the Company on a uniform and nondiscriminatory basis.

     11. LIMIT ON PARTICIPATION.

     Participation in an offering shall be limited to eligible employees who elect to participate in such offering in the manner, and within the time limitations, established by the Administrator when it authorizes the Offering.

     12. CANCELLATION OF ELECTION TO PARTICIPATE.

     An employee who has elected to participate in an Offering may cancel such election as to all (but not part) of the unexercised rights granted under such offering by giving written notice of such cancellation to the Company before the expiration of any exercise period. Any amounts paid by the employee or withheld from the employee's compensation through payroll deductions for the purchase of Shares shall be paid to the employee, without interest, upon such cancellation.

     13. TERMINATION OF EMPLOYMENT.

     Upon the termination of an employee's employment for any reason, including the death of the employee, before any Exercise Date on which any rights granted to the employee under the Plan are exercisable, all such rights shall immediately terminate and amounts paid by the employee or withheld from the employee's compensation through payroll deductions for the purchase of Shares shall be paid to the employee or, if the employee has died, to such beneficiary or beneficiaries as the employee has designated in writing during his or her lifetime to the Company, or if the employee has not made such a designation, to his or her surviving spouse, or if none to the employee's estate, without interest.

     14. EMPLOYEES' RIGHTS AS SHAREHOLDERS.

     No participating employee shall have any rights as a shareholder in the Shares covered by a right granted hereunder until such right has been exercised, full payment has been made for the corresponding Shares and the Share certificate is actually issued.

     15. RIGHTS NOT TRANSFERABLE.

     Rights under the Plan are not assignable or transferable by a participating employee and are exercisable only by the employee.


     16. AMENDMENTS TO OR DISCONTINUATION OF THE PLAN.

     The Board of Directors of the Company shall have the right to amend, modify or terminate the Plan at any time without notice; provided, however, that the then existing rights of all participating employees shall not be adversely affected thereby, and provided further that, subject to the provisions of
Section 8 above, no such amendment to the Plan shall, without the approval of the shareholders of the Company, increase the total number of Shares which may be offered under the Plan, or change the class of persons eligible to participate in the Plan.

     17. EFFECTIVE DATE AND APPROVALS.

     The Plan originally became effective on October 17, 1986, the date on which the Plan was adopted by the Board of Directors. The amendments made by this Restatement No. 7 shall become effective on July 7, 1998 (the date said amendments were adopted by the Board of Directors).

     The Company's obligation to offer, sell and deliver its Shares under the Plan is subject to the approval of any governmental authority required in connection with the authorized issuance or sale of such Shares and is further subject to the Company receiving the opinion of its counsel that all applicable securities laws have been compiled with.

     18. TERM OF PLAN.

     No rights shall be granted under the Plan after November 1, 2006.

                                  EXHIBIT 10.3
                                                                          7/7/98

                                EATON VANCE CORP.

           1992 INCENTIVE PLAN - STOCK ALTERNATIVE - RESTATEMENT NO. 3


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

     3. EFFECTIVE DATE. The Plan shall become effective July 17, 1992.

     4. SHARES SUBJECT TO THE PLAN. The number of Shares that may be made subject to the Plan shall not exceed 600,000 (which number shall on August 14, 1998 be increased to 1,200,000 to reflect the two-for-one stock split effective on that date), in the aggregate. The Shares to be delivered pursuant to a purchase under the Plan may consist, in whole or in part, of authorized but unissued Shares or treasury Shares not reserved for any other purpose.

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

                                  EXHIBIT 10.4
                                                                        5/18/98
                                EATON VANCE CORP.
                  EXECUTIVE PERFORMANCE-BASED COMPENSATION PLAN


     1. PURPOSE.

     The purpose of the Eaton Vance Corp. Executive Performance-Based Compensation Plan is to provide key executives of the Company or any subsidiary thereof with incentive compensation subject to the satisfaction of performance conditions; and to qualify the compensation paid to certain Covered Employees under this Plan as qualified "performance-based compensation" within the meaning of Section 162(m) of the Code.

     2. DEFINITIONS.

     The following terms, as used herein, shall have the following meanings:

     (a) "Award" shall mean a performance-based compensation payment made to a Participant pursuant to an Award Agreement issued under this Plan with respect to a Performance Period. The actual Award paid to a
          Participant in respect of a Performance Period cannot exceed the amount of any Award Potential established pursuant to the Award Agreement, and may be less than the amount of the Award Potential as the Committee may determine.

     (b) "Award Agreement" shall mean the agreement described in Section 5(e) below.

     (c) "Award Potential" shall mean the aggregate amount available for an Award to a Participant under an Award Agreement in respect of a Performance Period, the size of which shall be determined by the Committee in the Award Agreement.

     (d) "Beneficiary" means the person, persons, trust or trusts which have been designated by the Participant in his most recent written beneficiary designation filed with the Company to receive the Award upon the death of the Participant, or, if there is no designated Beneficiary or surviving designated Beneficiary, then the person, persons, trust or trusts entitled by will or the laws of descent and distribution to receive the Award.

     (e)  "Board" shall mean the Board of Directors of the Company.

     (f) "Code" shall mean the Internal Revenue Code of 1986, as amended, including the regulations and other guidance issued thereunder.

     (g) "Committee" shall mean those members of the Compensation Committee of the Board who satisfy the requirements of "outside directors" within the meaning of Section 162(m) of the Code, and who shall not be fewer than two in number. No member of the Compensation Committee who is not an "outside director" (as so defined) shall participate in the deliberations of or any action taken by the Committee with respect to an Award or any other matter involving this Plan.

     (h) "Company" shall mean Eaton Vance Corp., a Maryland corporation, or any successor corporation.

     (i) "Covered Employee" shall have the meaning set forth in Section 5(g) below.

     (j) "Extraordinary Acquisition of Assets" shall mean an unusual or nonrecurring event affecting the Company or any subsidiary, or any business division or unit or the financial statements of Company or any subsidiary, involving the acquisition of new financial assets to be managed or administered for advisory or other fees by any subsidiary or any business division or unit, such as the acquisition of investment companies or partnerships (or their assets) previously managed by other persons, the acquisition of other investment advisory or management firms (or their assets) or the formation of joint ventures, partnerships or similar entities with other firms, provided that such fees shall be based upon such assets and payable to the subsidiary or business division or unit upon consummation of the transaction. The formation of new investment companies or partnerships by the Company or any subsidiary or the acquisition of new private accounts to be managed by the Company or any subsidiary in the ordinary course of its business shall not constitute an Extraordinary Acquisition of Assets.

     (k)  "Deferral  Plan"  shall  mean  any  deferred   compensation   plan  or
          arrangement of the Company.

     (l) "New Exchange Fund Assets" shall mean all financial assets acquired during a Performance Period resulting from the private offering of shares or units of one or more exchange funds offered and managed by any subsidiary or subsidiaries of the Company. Such assets shall include all qualifying assets acquired by an exchange fund during a Performance Period to ensure the nontaxability of the exchange of contributed securities for shares or units of the fund. All financial assets acquired by an exchange fund during a Performance Period shall be valued as at the close of business on the exchange date, using the valuation of such assets employed by the fund at such date.

     (m) "Performance Period" shall mean any period referred to in this Section 2(m). The first "Performance Period" shall commence May 1, 1998 and end on October 31, 1998. Thereafter, the term "Performance Period" shall mean any twelve month period commencing November 1 and ending October 31, or such other period as may be established by the Committee consistent with the requirements of Section 162(m) of the Code.

     (n) "Plan" shall mean this Eaton Vance Corp. Executive Performance-Based Compensation Plan, as amended from time to time.

     3. ELIGIBILITY.

     Eligibility for the Plan is limited to key employees and may include the Chief Executive Officer of the Company and any other individuals who are Covered Employees as defined in Section 162(m)(3) of the Code. The Committee shall determine eligibility for participation in the Plan. The Committee will consider, but shall have no obligation to follow, recommendations from the Chief Executive Officer of the Company as to the designation of Participants. Individuals selected by the Committee to participate in the Plan are herein called "Participants." The Committee may grant more than one Award to a Participant with respect to a Performance Period, with each Award to be evidenced by a separate Award Agreement.

     4. ADMINISTRATION.

     This Plan shall be administered by the Committee. The Committee shall have the authority in its sole discretion, subject to and not inconsistent with the express provisions of this Plan, to administer this Plan and to exercise all the powers and authorities either specifically granted to it under this Plan or necessary or advisable in the administration of this Plan, including, without limitation, the authority to grant Awards and issue Award Agreements; to determine the time or times at which Awards shall be granted; to determine the terms, conditions and restrictions relating to any Award; to determine whether, to what extent, and under what circumstances an Award may be settled, cancelled, forfeited, or surrendered; to determine the form and timing of payment in settlement of an Award; to construe and interpret this Plan, any Award and any Award Agreement; to prescribe, amend and rescind rules and regulations relating to this Plan and any Award Agreement; and to make all other determinations deemed necessary or advisable for the administration of this Plan and any Award Agreement. All decisions, determinations and interpretations of the Committee shall be final and binding on all persons, including the Company, the Participant (or any person claiming any rights under this Plan or any Award Agreement from or through the Participant) and any shareholder of the Company.

     No member of the Board or the Committee shall be liable for any action taken or determinations made in good faith with respect to this Plan, any Award or any Award Agreement issued hereunder.

     5. PERFORMANCE AWARDS; AWARD AGREEMENT.

     (a) PERFORMANCE CONDITIONS. The right of a Participant to receive a settlement of any Award, and the timing thereof, will be subject to such performance conditions as may be specified by the Committee in the Award Agreement and all other terms, provisions and limitations set forth in the Award Agreement. The Committee may use such business criteria and other measures of performance as it may deem appropriate in establishing any performance conditions, and may exercise its discretion to reduce the amounts payable pursuant to any Award Agreement.

     (b) AWARDS GRANTED TO COVERED EMPLOYEES. If the Committee determines that an Award is to be granted to a person who is designated by the Committee as likely to be a Covered Employee should qualify as "performance-based compensation" for purposes of Code Section 162(m), the grant and/or settlement of any such Award shall be contingent upon achievement of a preestablished performance goal or goals and other terms set forth in this Section 5(b).

          (i) Performance Goals Generally. The performance goals for such Award shall consist of one or more business criteria and may (but need not) include a targeted level or levels of performance with respect to each such criterion, as specified by the Committee consistent with this Section 5(b), which level may also be expressed in terms of a specified increase or decrease in the particular criteria compared to a past period. Performance goals shall be objective and shall otherwise meet the requirements of Code
     Section 162(m) and regulations thereunder (including Regulation 1.162-27 and successor regulations thereto), including the requirement that the outcome of performance goals be "substantially uncertain" at the time established. The Committee may determine that such Award shall be granted, and/or settled upon achievement of any one performance goal or that two or more of the performance goals must be attained as a condition to payment of such Award. Performance goals may differ for separate Awards granted to any one Participant or to different Participants, and may be different for different Performance Periods.

          (ii) Business Criteria. One or more of the following business criteria for the Company, on a consolidated basis, and/or for specified subsidiaries, affiliates, business units, funds or ventures of the Company (except with respect to the total stockholder return and earnings per share criteria), shall be used by the Committee in establishing performance goals for such Award: (1) earnings per share; (2) revenues; (3) cash flow; (4) cash flow return on investment; (5) return on assets, return on investment, return on capital, return on equity; (6) identification and/or consummation of investment opportunities or completion of specified projects in accordance with corporate business plans; (7) operating margin; (8) net income; net operating income; pretax earnings; pretax earnings before interest, depreciation and amortization; pretax operating earnings after interest expense and before incentives, service fees, and extraordinary or special items; operating earnings; (9) total stockholder return; (10) commissions paid or payable to certain marketing personnel which are subjected to the Participant's customary override commissions; (11) any of the above goals as compared to the performance of a published or special index deemed applicable by the Committee including, but not limited to, the Standard & Poor's 500 Stock Index or other indexes or groups of comparable companies referenced in the Company's annual report on From 10-K in response to Item 402(l) of Regulation S-K; (12) New Exchange Fund Assets acquired during a Performance Period; (13) the value of all financial assets resulting from an Extraordinary Acquisition of Assets; and (14) the performance of one or more of the Eaton Vance funds as compared to a peer group or index or other benchmark deemed applicable by the Committee. The specific performance goal or goals established by the Committee with respect to such Award or the terms of the Award Agreement shall be subject to adjustment by the Committee for any change in law, regulations and interpretations occurring after the grant date of the Award so as to enable all payments made to a Covered Employee in respect of the Award to constitute "qualified performance-based compensation" within the meaning of Code Section 162(m).

          (iii) Timing For Establishing Performance Goals. Achievement of performance goals in respect of such Award shall be measured over the applicable Performance Period. Performance goals shall be established not later than 90 days after the beginning of any Performance Period applicable to such Award, or at such other date as may be required or permitted for "performance-based compensation" under Code Section 162(m).

     (c) AWARD POTENTIAL. The Committee may establish an Award Potential in any Award Agreement, which shall be an unfunded memorandum account, for purposes of establishing and measuring the maximum amount which may be paid in connection with an Award. In the case of an Award to a Covered Employee, the amount of such Award Potential shall be based upon the achievement of a performance goal or goals based on one or more of the business criteria set forth in Section 5(b)(ii) hereof during the Performance Period, as specified by the Committee in accordance with Section 5(b)(iii) hereof. The Committee may specify the amount of the Award Potential as a percentage of any of such business criteria, a percentage thereof in excess of a threshold amount, or an another amount which need not bear a strictly mathematical relationship to such business criteria. An Award Potential may differ for separate Awards granted to any one Participant or to different Participants, and may be different for different Performance Periods. The actual Award paid to the Participant in respect of a Performance Period may consist of all or a portion of the Award Potential as the Committee in its sole discretion may determine. The Committee is not obligated to grant or settle an Award representing the entire Award Potential.

     (d) SETTLEMENT OF AN AWARD; OTHER TERMS. Settlement of Awards shall be in cash. Except as hereinafter provided, all payments in respect of an Award shall be made in cash within a reasonable period after the end of the Performance Period. The Committee may determine, in its sole discretion, in consideration of the Participant's request, to defer all or a portion of amounts otherwise payable in cash to any Participant in accordance with the terms and conditions of a Deferral Plan established for such Participant. The Committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with an Award, but may not exercise discretion to increase any such amount payable to a Covered Employee. The Committee may specify in the Award Agreement the circumstances in which an Award shall be forfeited in the event of termination of employment by the Participant prior to the end of a Performance Period or settlement of the Award, and other terms and provisions relating to the Award.

     (e) AWARD AGREEMENT. Each grant of an Award under this Plan shall be evidenced by an Award Agreement dated as of the date of the grant of the Award, which Agreement shall set forth the terms and conditions of the Award, the method of calculating the amount of any Award Potential established in connection therewith, the performance goal or goals to be attained, and the manner, the extent and under what circumstances the Award may be settled, cancelled, forfeited or surrendered. All terms and provisions of the Award Agreement shall be determined by the Committee in its sole discretion. Unless the Committee shall otherwise determine, a Participant shall have no rights with respect to an Award unless within 60 days of the grant of the Award or such shorter period as the Committee may specify, the Participant shall have accepted the Award by executing and delivering to the Company a counterpart of the Award Agreement.

     (f) WRITTEN DETERMINATIONS. All determinations by the Committee as to the establishment of performance goals, the amount of any Award Potential or potential individual Awards and as to the attainment of performance goals relating to Awards under Section 5(b), shall be made in writing in the case of any Award intended to qualify under Code Section 162(m).

     (g) STATUS OF SECTION  5(B) AWARDS  UNDER CODE  SECTION  162(M).  It is the
intent of the Company that Awards under Section 5(b) hereof granted to persons who are designated by the Committee as likely to be Covered Employees within the meaning of Code Section 162(m)(3) and regulations thereunder (including Regulation 1.162-27 and successor regulations thereto) shall, if so designated by the Committee, constitute qualified "performance-based compensation" within the meaning of Code Section 162(m) and regulations thereunder. Accordingly, the terms of this Plan, including the definitions of Covered Employee and other terms used herein, shall be interpreted in a manner consistent with Code Section 162(m) and regulations thereunder. The foregoing notwithstanding, because the Committee cannot determine with certainty whether a given Participant will be a Covered Employee with respect to a fiscal year that has not yet been completed, the term "Covered Employee" as used herein shall mean only a person designated by the Committee, at the time of grant of an Award, as likely to be a Covered Employee with respect to that fiscal year. If any provision of the Plan or any Award Agreement or any other agreement or document relating to an Award made to a Covered Employee does not comply or is inconsistent with the requirements of Code Section 162(m) or regulations thereunder, such provision shall be construed or deemed amended to the extent necessary to conform to such requirements.

     (h) MAXIMUM AMOUNTS PAYABLE TO A PARTICIPANT. The maximum aggregate amounts of all Awards made under this Plan and payable to any Participant in respect of each Performance Period shall not exceed $3,000,000.


     6. GENERAL PROVISIONS.

     (a) COMPLIANCE WITH LEGAL REQUIREMENTS. This Plan and the granting and payment of Awards and other obligations of the Company under the Plan and Award Agreements shall be subject to all applicable federal and state laws, rules and regulations, and to such approvals by any regulatory or governmental agency as may be required.

     (b) NONTRANSFERABILITY. Except as otherwise provided in this Section 6(b), Awards shall not be transferable by a Participant other than by will or the laws of descent and distribution or pursuant to a designation of a Beneficiary.

     (c) NO RIGHT TO CONTINUED EMPLOYMENT. Nothing in this Plan or in any Award granted or Award Agreement issued under this Plan shall confer upon the Participant the right to continue in the employ of the Company or to be entitled to any remuneration or benefits not set forth in this Plan or to interfere with or limit in any way the right of the Company to terminate the Participant's employment.

     (d) WITHHOLDING TAXES. In the event the Participant or other person is entitled to receive an Award under an Award Agreement, the Company or a subsidiary shall withhold from payment of such award the amount of any taxes that the Company or such subsidiary is required to withhold with respect to such payment.

     (e) AMENDMENT, TERMINATION AND DURATION OF THIS PLAN. The Committee may at any time and from time to time alter, amend, suspend, or terminate this Plan in whole or in part; PROVIDED THAT, no amendment that requires shareholder approval in order for this Plan to continue to comply with Code Section 162(m) shall be effective unless the same shall be approved by the requisite vote of the voting stockholders of the Company. Notwithstanding the foregoing, no amendment shall affect adversely any of the rights of the Participant, without the Participant's consent, under any Award Agreement theretofore issued under this Plan.

     (f) PARTICIPANT'S RIGHTS. The Participant shall not have any claim to be granted any Award under this Plan, or to be paid any specific amount pursuant to an Award Agreement.

     (g) UNFUNDED STATUS OF AWARDS. This Plan is intended to constitute an "unfunded" plan for performance-based and deferred compensation. With respect to any payments not yet made to the Participant pursuant to an Award Agreement, nothing contained in this Plan or any Award Agreement shall give the Participant any rights that are greater than those of a general creditor of the Company.

     (h) GOVERNING LAW. This Plan and all determinations  made and actions taken
pursuant  hereto  shall  be  governed  by  the  laws  of  the   Commonwealth  of
Massachusetts without giving effect to the conflict of laws principles thereof.

     (i) EFFECTIVE DATE. This Plan shall become effective as of May 1, 1998, subject to the requisite approval of the voting stockholders of the Company in order to comply with Section 162(m) of the Code. In the absence of such approval, this Plan (and any Awards theretofore made pursuant to this Plan) shall be null and void.

     (j) INTERPRETATION. This Plan is designed and intended to comply, to the extent applicable, with Section 162(m) of the Code, and all provisions hereof shall be construed in a manner to so comply. If any provision of this Plan shall be determined by the Internal Revenue Service or a court of competent jurisdiction to be contrary to said Section 162(m), said provision shall be limited to the extent necessary so that such provision complies with said
Section 162(m) and such determination shall not affect any other provisions of this Plan, which provisions shall remain in full force and effect.