Form 10-K
period 1998-10-31
EATON VANCE CORP
filed 1999-01-28
CIK 350797

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended October 31, 1998
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

                   Maryland                                  04-2718215
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

24 Federal Street, Boston, Massachusetts                         02110
----------------------------------------------                   -----
  (Address of principal executive offices)                     (Zip Code)

                                 (617) 482-8260
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
               Title of each class                      which registered
            Non-Voting Common Stock
             ($0.015625 par value)                   New York Stock Exchange
            -----------------------                  -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
              Non-Voting Common Stock par value $0.015625 per share
           -----------------------------------------------------------
                                 Title of Class

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                  Class                         Outstanding at December 31, 1998
   Non-Voting Common Stock,
     $0.015625 par value                                  35,910,617
Common Stock, $0.015625 par value                           77,440

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $20.875 on December 31, 1998 on the New York Stock Exchange was $576,310,341. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5% or more of the registrant's Non-Voting Common Stock are affiliates.

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1998 (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.
===============================================================================

                                     PART I
ITEM 1. BUSINESS

The Company's principal business is creating, marketing and managing mutual funds and providing investment management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. As of October 31, 1998, the Company managed $28.4 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

GENERAL DEVELOPMENT OF BUSINESS

The Company's growth has resulted from its ability to develop, offer successfully and manage effectively new funds and to increase the assets of existing Eaton Vance Funds ("Funds"). The Company's strategy is to develop and manage products with clearly understood and clearly presented investment characteristics coupled with distribution arrangements that are attractive to third-party distributors of the Funds.

The Company conducts its investment management and counseling business through two wholly-owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), each of which is a Massachusetts business trust registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the "Exchange Act"), markets and sells the Funds.

As of October 31, 1998, the Company provided investment advisory or administration services to over 70 Funds and to over 800 separately managed individual and institutional accounts. At that date, the Funds had aggregate net assets of $25.9 billion and the Company's separately managed accounts had aggregate net assets of $2.5 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:

                                    FUND AND SEPARATELY MANAGED ACCOUNT ASSETS
                                                   AT OCTOBER 31,
                             ---------------------------------------------------
                                1998      1997       1996       1995        1994
                             ---------------------------------------------------
                                                (in millions)
Funds:
  Money Market                $   200   $   200    $   200    $   200    $   200
  Equities                      9,800     5,200      3,100      2,400      2,300
  Bank Loans                    6,200     3,900      2,800      1,400        600
  Taxable Fixed Income          2,200     2,100      1,300      1,300      1,300
  Non-Taxable Fixed Income      7,500     7,500      8,200      8,900      9,000
                             ---------------------------------------------------
     Total                     25,900    18,900     15,600     14,200     13,400
                             ---------------------------------------------------
Separately Managed Accounts     2,500     2,400      1,700      1,800      1,600
                             ---------------------------------------------------
      Total                   $28,400   $21,300    $17,300    $16,000    $15,000
                             ===================================================

On October 31, 1998, equity fund assets increased to 34 percent of total assets under management from 24 percent on October 31, 1997, while taxable and non-taxable fixed-income fund assets decreased to 34 percent of total assets under management from 46 percent a year ago. Bank loan fund assets increased to 22 percent of total assets under management on October 31, 1998 from 18 percent a year ago.

In 1995, the Company increased its ownership interest in Lloyd George Management
(BVI) Limited ("LGM"), an independent investment management company based in Hong Kong. The two firms became affiliated in 1992 with the introduction of the Eaton Vance Greater China Funds, which are advised by LGM from its headquarters in Hong Kong. The investment management capabilities of LGM, with offices in Hong Kong, London and Mumbai, India coupled with the introduction of the EV Medallion family of offshore funds, allows Eaton Vance to both manage and distribute mutual funds globally.

In 1996, the directors of the Medical Research Investment Fund, Inc., engaged EVM as administrator and EVD as distributor. The fund changed its name to EV Traditional Worldwide Health Sciences Fund and became a member of the Eaton Vance Family of Funds. The Fund, which concentrates investments in equity securities of domestic and foreign companies engaged in research and the health care industry, is managed by OrbiMed Advisors Inc. ("OrbiMed") (formerly named Mehta and Isaly Asset Management), the Fund's advisor since inception. In 1998, the fund converted to a multiple class structure and changed its name to Eaton Vance Worldwide Health Sciences Fund.

In 1997, the Company focused on developing products that are managed to maximize after-tax returns and on broadening its existing tax-efficient equity product line. In May and June of 1997, the Company introduced Belvedere Equity Fund LLC, a private fund for investors seeking to diversify concentrated positions in common stocks with substantial market appreciation. In September 1997, the Company introduced Eaton Vance Tax-Managed Emerging Growth Fund, a companion product to Eaton Vance Tax-Managed Growth Fund which was introduced in the spring of 1996.

In 1998, the Company continued to focus on developing products that are managed to maximize after-tax returns by broadening its existing tax-efficient equity product line while maintaining a balanced asset mix with fixed income and bank loan funds. Eaton Vance Tax-Managed International Growth Fund, a tax efficient equity fund, was launched in April 1998. In a private placement in 1998, the Company introduced Belair Capital Fund LLC, a fund for high net worth investors. In October 1998, the Company closed a successful offering of Eaton Vance Senior Income Trust, a New York Stock Exchange-listed, closed-end fund, investing primarily in bank loans. This Fund was intended to provide investors with liquidity through exchange listed trading and strong yields through the use of leverage. Shortly after the close of the fiscal year the Company filed registration statements with the SEC for nine new closed-end municipal bond funds, with target offering dates in January 1999.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

Investment decisions for all but five of the over 70 Eaton Vance Funds are made by portfolio managers employed by the Company and are made in accordance with each Fund's investment objectives and policies. Investment decisions for four international equity Funds are made by Lloyd George Management, an independent investment management company based in Hong Kong in which the Company owns a minority equity position. Investment decisions for the Eaton Vance Worldwide Health Sciences Fund are made by OrbiMed Advisors, Inc., an independent investment management company based in New York. The Company's portfolio management staff have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements with each of the Funds provide for fees ranging from the aggregate of 10 basis points of average net assets annually to 95 basis points of average net assets annually for management services provided. The investment advisory agreements must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees, i.e., those unaffiliated with the management company. Amendments to the investment advisory agreements must be approved by Fund shareholders. These agreements are generally terminable by the Fund upon 30 to 60 days notice without penalty.

Investment decisions for the separately managed accounts are made by investment counselors employed by the Company. The Company's investment counselors use the same sources of information as Fund portfolio managers, but tailor investment decisions to the needs of individual clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 20 to 80 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees received for the past five years ended October 31, 1998.

                                            INVESTMENT ADVISORY AND
                                              ADMINISTRATION FEES*
                                             YEAR ENDED OCTOBER 31,
                              --------------------------------------------------
                                 1998       1997      1996       1995      1994
                              --------------------------------------------------
                                                  (in thousands)
Investment Advisory
  Fees - Funds                 $127,234   $ 95,531   $81,473   $69,094   $68,284
Separately Managed Accounts      11,295      9,503     8,865     8,712     9,807
Administration Fees - Funds      12,662     12,071     7,793     4,631     4,257
                              --------------------------------------------------
     Total                     $151,191   $117,105   $98,131   $82,437   $82,348
                              ==================================================

      * Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds. There were no management and administration fees received from gold mining investments in 1998.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

In 1993, the Company introduced the Master/Feeder structure for most of its Funds. Master/Feeder is a two-tiered arrangement in which Funds (Feeder Funds) with substantially identical investment objectives pool their assets by investing in a common portfolio (Master Fund). Eaton Vance used Master/Feeder to introduce four distinct mutual fund families, with each family having its own prospectus, sales literature, product design and distribution structure (see Marketing and Distribution of Fund Shares below). The structure was intended to benefit fund shareholders through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the broker/dealers and their clients. In 1997, the Company began to modify the Master/Feeder structure to reduce the number of Feeder Funds by merging some Feeder Funds into a single Fund with multiple classes. This modification has and will further reduce operating costs by reducing prospectus and sales literature requirements, while continuing to offer a variety of distribution alternatives to investors while maintaining the ability to attract unaffiliated Feeder Funds.

Each Eaton Vance Master Fund (excluding those managed by LGM or OrbiMed) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall management services to each of the Master Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies. The investment advisory agreements are approved by Fund shareholders and their continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees. Amendments to the investment advisory agreements must be approved by Fund shareholders.

EVM also serves as administrator or manager under an Administration Service Agreement or Management Contract (each an "Agreement") to most Funds (including those managed by LGM and OrbiMed). Under such Agreements EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholder meetings, and other administrative services, including furnishing office space and office facilities, equipment and personnel which may be necessary for managing and administering the business affairs of the Funds. EVM (or an affiliate) provides investment management or advisory services to most of these Funds. For the services provided under the Agreements, each Fund is required, in some cases, to pay EVM a monthly fee calculated at an annual rate not to exceed 0.25% of average daily net assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

In addition, certain Funds have adopted distribution plans which, subject to applicable law, provide for the reimbursement to the Company for the payment of applicable sales commissions to the retail distribution firms through the payment of an ongoing distribution fee (i.e., a 12b-1 fee). These distribution plans are implemented through a distribution agreement between EVD and the Fund. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the Fund and distributes shares of the Fund through unaffiliated dealers. Each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees.

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

EVM has entered into an investment advisory agreement for each separately managed account, which sets forth the account's investment objectives and fee schedule. EVM invests the assets of the accounts in accordance with the stated investment objectives. The Company's investment counselors may assist clients in formulating investment strategies.

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes continuously-offered shares of Funds through EVD. EVD sells Fund shares through a retail network of national and regional dealers, including those affiliated with banks, insurance companies and financial planners. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1998, 1997 and 1996 calendar years, the five dealer firms responsible for the largest volume of Fund sales accounted for approximately 35%, 36% and 37%, respectively, of the Company's Fund sales volume. EVD currently maintains a sales force of more than 40 wholesalers and 35 sales assistants. Wholesalers and their assistants work closely with the retail distribution network to assist in selling shares of Funds.

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

EVD currently sells its U.S. registered Funds under three separate commission structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B) and 3) level-load commission (Class C). For Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the Fund or Class shares sold. The Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 25 basis points of average daily net assets.

For Class B shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four to six year period. The shareholder pays a contingent deferred sales charge to EVD in the event shares are redeemed within a four, five or six year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund or Class in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act of 1940. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets.

For Class C shares, the shareholder pays no front-end commissions or contingent deferred sales charges after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. The Fund pays service fees to EVD in the first year and generally to authorized firms in subsequent years at an annual rate not to exceed 25 basis points of average net assets. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

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

Reference is made to Note 14 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1998 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total revenue of the Company.

SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board (FASB) staff addressed the accounting for offering costs incurred in connection with the distribution of closed-end funds. The FASB staff concluded that such offering costs, including sales commissions paid, are to be considered start-up costs. Accordingly, sales commissions paid in connection with the distribution of shares of the Company's closed-end funds subsequent to the effective date of the FASB staff announcement (July 23, 1998) have been expensed as incurred in the Company's consolidated statement of income for the fiscal year ended October 31, 1998. Closed-end fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement will be recorded as a cumulative effect of a change in accounting principle in the first quarter of fiscal year 1999.

The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or information included in its filings with the Commission (including this Form 10-K) may contain statements, which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed in "Competitive Conditions and Risk Factors" below.

COMPETITIVE CONDITIONS AND RISK FACTORS

The Company is subject to substantial competition in all aspects of its business. The Company's ability to market investment products is highly dependent on access to the retail distribution systems of national and regional securities dealer firms which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in gaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company's business.

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

REGULATION

EVM and BMR are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Each Eaton Vance Fund, other than the Medallion Funds, is registered with the SEC under the Investment Company Act of 1940. Except for private Funds exempt from registration, each Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM or BMR engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers and other federal and state agencies. EVD is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

The Company's officers, directors and employees may from time to time own securities, which are held by one or more of the Funds. The Company's internal policies with respect to individual investments by investment professionals require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest.

EMPLOYEES

On October 31, 1998, the Company and its wholly owned subsidiaries had 367 full-time employees. On October 31, 1997, the comparable figure was 359.

ITEM 2. PROPERTIES

Northeast Properties, LLC, a wholly owned subsidiary of the Company, owns various investment properties, including office buildings located at 24 Federal Street and 79 Milk Street in Boston (the Company's principal offices). For information with respect to the properties, reference is made to Schedule III and Note 4 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1998 Annual Report to Shareholders (Exhibit 13.1 hereto), both of which are incorporated herein by reference.

In 1998, the Company committed to a plan to sell all of the remaining investment properties owned by Eaton Vance Corp. and its subsidiaries. As noted in Schedule III and Note 4 to Consolidated Financial Statements contained in the Eaton Vance Corp. 1998 Annual Report to Shareholders, all of the properties identified for sale were evaluated to ensure that the estimated net realizable values of the properties exceed their respective carrying values. In conjunction with this evaluation, the Company recognized a pre-tax impairment loss of $2.6 million in 1998 based on the estimated fair market value less cost to sell of the shopping center and office building located in Troy, New York. The Company expects the sales of all remaining properties to be completed in fiscal 1999. The estimated fair value less cost to sell of the remaining properties equaled or exceeded their respective carrying values at October 31, 1998.

In anticipation of the sale of the two office buildings in Boston that house the Company's principal offices, the Company has entered into a ten-year lease agreement for new principal office space in Boston. The Company expects to occupy the newly leased space in the second half of fiscal 1999.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of holders of Voting Common Stock ("Stockholders") of Eaton Vance Corp. was held at the principal office of the Company on October 15, 1998. All of the outstanding Voting Common Stock, namely 77,440 shares, was represented in person at the meeting. At the meeting the 1998 Executive Loan Program, adopted by the Board of Directors on October 15, 1998, was approved by the affirmative vote of all of the outstanding Voting Common Stock.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.015625 par value, is not traded and is held by eight Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.015625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1998, was 951. The additional information required to be disclosed in Item 5 is found on page 7 of the Company's 1998 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Price and Dividend Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

                                                                          YEARS ENDED OCTOBER 31,
-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     1998         1997         1996         1995          1994
-------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:

  Total revenue                                       $249,987     $200,910     $181,989     $167,917      $171,216

  Income from continuing operations
     before extraordinary item and
     cumulative effect of change in
     accounting for income taxes                      $ 30,523     $ 40,234     $ 35,834     $ 26,968      $ 25,810

  Earnings per share from continuing
    operations before extraordinary item and
    cumulative effect of change in accounting
    for income taxes:
          Basic                                       $   0.84     $   1.08     $   0.95     $   0.73      $   0.70
          Diluted                                     $   0.81     $   1.04     $   0.94     $   0.73      $   0.68

  Dividends declared, per share                       $   0.26     $   0.21     $   0.17     $   0.16      $   0.15

BALANCE SHEET DATA:

  Total assets                                        $380,260     $387,375     $360,552     $357,586      $455,506

  Long-term debt                                      $ 35,714     $ 50,964     $ 54,549     $ 56,102      $ 60,311

Reference is made to the discussion of the significant accounting change on page 6 of Item 1 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of financial condition and results of operations appearing on pages 16 through 22 of the Company's 1998 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk appearing under the caption of "Market Risk" within Management's Discussion and Analysis of financial condition and results of operations appearing on page 19 of the Company's 1998 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 23 through 41 of the Company's 1998 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 1998.


NAME                       AGE    POSITION
--------------------------------------------------------------------------------

James B. Hawkes            57     Chairman of the Board, President, Chief
                                    Executive Officer
Benjamin A. Rowland, Jr.   63     Vice President and Director
John G. L. Cabot           64     Director
John M. Nelson             66     Director
Vincent M. O'Reilly        60     Director
Ralph Z. Sorenson          65     Director
Alan R. Dynner             58     Vice President and Chief Legal Officer
Thomas E. Faust, Jr.       40     Vice President and Director of Equity Research
                                    and Management
Thomas Otis                67     Vice President and Secretary
Laurie G. Russell          32     Vice President and Chief Accounting Officer
William M. Steul           56     Vice President, Treasurer and Chief Financial
                                    Officer
Peter D. Stokinger         34     Vice President and Internal Auditor
Wharton P. Whitaker        54     President, Eaton Vance Distributors, Inc.

Eaton Vance Corp. was founded as a holding company by Eaton & Howard, Vance Sanders, Inc., in February 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and reorganized as Eaton Vance Management in October, 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this
Item 10, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. In general, the following officers hold their positions for a period of one year or until their successors are duly chosen or elected.

Mr. Hawkes was elected Chairman of the Board in October, 1997 and President and Chief Executive Officer in October, 1996. He was Executive Vice President of the Company from January, 1990 to October, 1996 and a Vice President of the Company from June, 1975 to January, 1990. He has been a Director since January, 1982. Mr. Hawkes serves as Chairman of the Executive Committee and as a member of the Management and Nominating Committees established by the Company's Board of Directors. Mr. Hawkes is an officer, trustee or director of 75 registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is a Director of Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management. He is also the President and Manager of MinVen, LLC and Northeast Properties, LLC, each a wholly owned subsidiary of Eaton Vance Management.

Mr. Rowland has been a Vice President of the Company since April, 1969 and a Director since January, 1982. He serves as a member of the Management Committee established by the Company's Board of Directors. Mr. Rowland is a Director and Treasurer of Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management. Mr. Rowland is also a Vice President and Manager of Northeast Properties, LLC, a wholly owned subsidiary of Eaton Vance Management.

Mr. Cabot has served as a Director of the Company since March, 1989. He is Chairman of the Audit and Nominating Committees and serves as a member of the Compensation and Option Committees established by the Company's Board of Directors. Mr. Cabot is also the Director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Nelson has served as Director of the Company since January, 1998. He serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is the Chairman of the Board of the TJX Companies and is the Director of Brown & Sharpe Manufacturing Company, Aquila Biopharmaceuticals, Inc., Commerce Holdings, Inc. and Stocker and Yale, Inc.

Mr. O'Reilly has served as Director of the Company since April, 1998. He serves as a member of the Audit Committee established by the Company's Board of Directors. Mr. O'Reilly serves on the Boards of Directors of the Neiman Marcus Group and Teradyne, Inc. He is Vice-Chairman of the Boards of the New England Independent System Operator and the Dana-Farber Cancer Institute.

Mr. Sorenson has served as a Director of the Company since March, 1989. He is Chairman of the Compensation Committee and serves as a member of the Audit, Option and Nominating Committees established by the Company's Board of Directors. Mr. Sorenson also serves as Director of Houghton Mifflin Company, Polaroid Corporation, Trust Bank of Colorado, Exabyte Corp., Whole Foods Market, Inc., Sweetwater Inc., Xenometrix and Audio Ventures, Inc.

Mr. Dynner has been a Vice President and Chief Legal Officer of the Company since November, 1996. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. From February, 1994 to September, 1995 he was Executive Vice President of Newberger & Berman Management, Inc., a mutual fund management company. Mr. Dynner is a member of the Management Committee established by the Company's Board of Directors. He is an officer of all of the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser. He is also a Vice President, Secretary and Manager of MinVen, LLC and Northeast Properties, LLC, each a wholly owned subsidiary of Eaton Vance Management.

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

Mr. Steul has been a Vice President and Chief Financial Officer of the Company since December, 1994. Prior to joining the Company, Mr. Steul was Vice President, Finance and Chief Financial Officer of Digital Equipment Corporation. Mr. Steul is a member of the Management Committee established by the Company's Board of Directors. He is also the Treasurer and Manager of MinVen, LLC and Northeast Properties, LLC, each a wholly owned subsidiary of Eaton Vance Management.

Mr. Stokinger has been the Internal Auditor since October, 1997 and a Vice President since January, 1996. He was the Company's Tax Accountant from September, 1992 to October, 1997.

Mr. Whitaker has been President, Eaton Vance Distributors, Inc., since November, 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc., from June, 1987 to October, 1991. Mr. Whitaker is a member of the Management Committee established by the Company's Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company's knowledge, all Section 16(a) filing requirements applicable to the Company's officers and directors were complied with for the 1998 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                         ------------
                                                         ANNUAL COMPENSATION                 AWARDS
                                                -----------------------------------------------------
                                                                                           SECURITIES
                                                                            OTHER ANNUAL   UNDERLYING       ALL OTHER
                                  YEAR          SALARY        BONUS (1)    COMPENSATION(2)   OPTIONS      COMPENSATION(3)
-------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                     ($)            ($)              ($)            (#)             ($)
-------------------------------------------------------------------------------------------------------------------------
James B. Hawkes                   1998          415,000      1,410,000          4,038          70,000         30,000
Chief Executive Officer
                                  1997          400,000        755,000          1,350         400,000         30,000
                                  1996          375,000        520,000          4,703          20,000         30,000
-------------------------------------------------------------------------------------------------------------------------
Benjamin A. Rowland, Jr.          1998          266,000        325,000              -          15,000         30,000
Vice President
                                  1997          260,000        275,000              -              -          30,000
                                  1996          250,000        429,380              -              -          30,000
-------------------------------------------------------------------------------------------------------------------------
Thomas E. Faust, Jr.              1998          300,000      1,250,000         56,709          39,600         30,000
Vice President
                                  1997          250,000      1,060,000          6,968          60,000         30,000
                                  1996          200,000        225,000          7,891          60,000         31,040
-------------------------------------------------------------------------------------------------------------------------
William M. Steul                  1998          266,000        300,000          4,865          15,000         30,000
Vice President
                                  1997          260,000        240,000          4,509          24,000         30,000
                                  1996          250,000        250,000          1,025          20,000         30,000
-------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker               1998          245,000        977,417          8,108          15,000         30,000
President, EVD
                                  1997          235,000        588,814          1,252          24,000         30,000
                                  1996          225,000        428,557          9,034          12,000         30,000
-------------------------------------------------------------------------------------------------------------------------

      (1) Bonuses include payments in lieu of option grants to Mr. Rowland of $25,000 and $29,380 in 1997 and 1996, respectively.

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

(B)  OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 1998 to the named executive officers.

                                                       PERCENTAGE                                   POTENTIAL REALIZABLE
                                                        OF TOTAL                                      VALUE AT ASSUMED
                                       NUMBER OF         OPTIONS                                    ANNUAL RATES OF STOCK
                                      SECURITIES        GRANTED TO     EXERCISE                      PRICE APPRECIATION
                                      UNDERLYING       EMPLOYEES IN     PRICE        EXPIRATION       FOR OPTION TERM(1)
             NAME                   OPTIONS GRANTED     FISCAL YEAR   ($/SHARE)         DATE           5% ($) 10% ($)
------------------------------------------------------------------------------------------------------------------------
James B. Hawkes                           64,400            10%        17.844        11/03/02        317,490     701,570
                                           5,600             1%        19.628        11/03/02         30,368      67,105
Benjamin A. Rowland, Jr.                  15,000             2%        19.628        11/03/02         81,343     179,746
Thomas E. Faust, Jr.                      34,000             5%        17.844        11/03/02        167,619     370,394
                                           5,600             1%        19.628        11/03/02         30,368      67,105
William M. Steul                          15,000             2%        17.844        11/03/02         73,950     163,409
Wharton P. Whitaker                       15,000             2%        17.844        11/03/02         73,950     163,409

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

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 1998 and stock options held as of October 31, 1998 by the named executive officers.

                                                                NUMBER OF
                             SHARES                       SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                          ACQUIRED ON      VALUE      UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                            EXERCISE      REALIZED               YEAR END                       YEAR END (1)
                          --------------------------------------------------------------------------------------------
                                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
          NAME                (#)           ($)              (#)            (#)              ($)              ($)
----------------------------------------------------------------------------------------------------------------------
James B. Hawkes                181,234     2,257,314          126,664        383,336        1,582,630        4,062,652
Benjamin A. Rowland, Jr.
                                10,000       155,900           33,496         15,000          531,203           41,203
Thomas E. Faust                 14,500       159,758           66,416         94,584          985,915          855,199
William M. Steul                16,180       186,674          128,460         27,000        2,011,525          211,218
Wharton P. Whitaker
                                18,720       274,365           12,000         32,280          143,250          292,067

(1) Based on the fair market value of the Company's common stock on October 31, 1998 ($22.375) as reported on the New
    York Stock Exchange, less the option exercise price.

(D) COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $5,000 per quarter and $1,000 per meeting. During the fiscal year ended October 31, 1998, John G.L. Cabot, and Ralph Z. Sorenson each received $32,000; in addition, each was granted options for 1,392 shares. During the fiscal year ended October 31, 1998, John M. Nelson, and Vincent M. O'Reilly received $28,000 and $22,000 respectively; in addition, they were granted options for 3,328 and 2,594 shares, respectively.

(E) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.015625 par value, (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 1998), James B. Hawkes (Chairman of the Board of Directors, President and Chief Executive Officer of the Company), Benjamin A. Rowland, Jr. (a Vice President and a Director of the Company), Thomas E. Faust, Jr., (a Vice President of the Company), Wharton P. Whitaker (President of Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management), Alan
R. Dynner (a Vice President of the Company), William M. Steul (a Vice President of the Company), Thomas J. Fetter (a Vice President of Eaton Vance Management), and Duncan W. Richardson (a Vice President of Eaton Vance Management ). The Voting Trust expires October 30, 2000. The Voting Trustees have unrestricted voting rights for the election of the Company's directors. At December 31, 1998, the Company had outstanding 77,440 shares of Common Stock. Inasmuch as the eight Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are five or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 24 Federal Street, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at December 31, 1998, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 77,440 shares of the Common Stock then outstanding:

                                                 NUMBER OF SHARES
                                                 OF VOTING COMMON
                                                 STOCK COVERED BY
   TITLE OF CLASS           NAME                     RECEIPTS         % OF CLASS
--------------------------------------------------------------------------------
Voting Common Stock    James B. Hawkes                 18,560               24%
Voting Common Stock    Thomas E. Faust, Jr.            13,173               17%
Voting Common Stock    Benjamin A. Rowland, Jr.        11,680               15%
Voting Common Stock    Alan R. Dynner                   9,279               12%
Voting Common Stock    William M. Steul                 9,279               12%
Voting Common Stock    Wharton P. Whitaker              9,279               12%
Voting Common Stock    Thomas J. Fetter                 3,095                4%
Voting Common Stock    Duncan W. Richardson             3,095                4%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Messrs. Hawkes, and Rowland are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Dynner, Faust and Steul are all officers of the Company and Voting Trustees of the Voting Trust. Mr. Whitaker is President of Eaton Vance Distributors, Inc. and a Voting Trustee of the Voting Trust. Messrs. Fetter and Richardson are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.015625 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 1998, the officers and Directors of the Company, as a group, beneficially owned 3,160,400 shares of such Non-Voting Common Stock or 8.6% of the 36,551,965 shares then outstanding. (Such figures include 641,348 shares subject to options exercisable within 60 days and are based solely upon information furnished by the officers and Directors.)

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Non-Voting Common Stock,
(ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 1998 (such investment power being sole unless otherwise indicated):

                                                      AMOUNT OF       PERCENTAGE
                                                      BENEFICIAL       OF CLASS
      TITLE OF CLASS         BENEFICIAL OWNERS       OWNERSHIP (a)       (b)
--------------------------------------------------------------------------------
Non-Voting Common Stock   Landon T. Clay            5,783,884 (d)(h)    16.11
Non-Voting Common Stock   James B. Hawkes           1,163,118 (c)(f)     3.19
Non-Voting Common Stock   Benjamin A. Rowland,Jr.     800,512 (c)(e)     2.20
Non-Voting Common Stock   Wharton P. Whitaker         319,540 (c)        0.88
Non-Voting Common Stock   Thomas E. Faust, Jr.        301,593 (c)        0.83
Non-Voting Common Stock   William M. Steul            201,178 (c)        0.55
Non-Voting Common Stock   John G. L. Cabot             97,400 (c)(g)     0.27
Non-Voting Common Stock   Ralph Z. Sorenson            38,300 (c)        0.11
Non-Voting Common Stock   John M. Nelson                4,000 (c)        0.01
Non-Voting Common Stock   Vincent M. O'Reilly             600 (c)        0.00

(a) Based solely upon information furnished by the individuals.
(b) Based on 35,910,617 outstanding shares plus options exercisable within 60 days of 247,200 for Mr. Hawkes, 29,764 for Mr. Rowland, 29,280 for Mr. Whitaker, 84,700 for Mr. Faust, 124,284 for Mr. Steul, 8,544 for Mr. Cabot and 8,544 for Mr. Sorenson.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

    (c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer and director as listed in Note (b) above.

    (d) Includes 10,000 shares held by Mr. Clay's children.

    (e) Includes 4,800 shares owned by Mr. Rowland's spouse as to which Mr. Rowland disclaims beneficial ownership.

    (f) Includes 46,580 shares owned by Mr. Hawkes' spouse and 29,152 shares held by Mr. Hawkes' daughter.

    (g) Includes 16,000 shares held in a family limited partnership.

    (h) Includes 4,180 shares held in the trust of a profit sharing retirement plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay. Also includes 25,420 shares held in trust of a profit sharing retirement plan for employees of LTC Corp., wholly owned by Mr. Clay.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

(B)  CERTAIN BUSINESS RELATIONSHIPS

James B. Hawkes, a Director and chief executive officer of the Company, is an officer and director, trustee or general partner of various investment companies for which either Eaton Vance Management or Boston Management and Research serves as investment adviser and for which Eaton Vance Distributors, Inc. acts as principal underwriter; such investment companies make substantial payments to these subsidiaries for advisory and management services or under their distribution plans.

(C)  INDEBTEDNESS OF MANAGEMENT

In 1998, the Company increased to $10,000,000 the amount of money in the Executive Loan Program, which is available for loans to certain key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $2,957,000 at October 31, 1998.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1997, in an aggregate amount in excess of $60,000:

                       LARGEST AMOUNT
                          OF LOANS                LOANS        RATE OF INTEREST
                      OUTSTANDING SINCE       OUTSTANDING AS   CHARGED ON LOANS
                            11/1/97            OF 12/31/98     AS OF 12/31/98
-------------------------------------------------------------------------------
James B. Hawkes             $ 551,322        $ 551,322       4.83% - 7.61% (1)
Thomas E. Faust, Jr.           81,758                -                n/a
Wharton P. Whitaker           224,796                -                n/a

(1) 6.11% interest payable on $66,000 principal amount of loan, 5.31% interest payable on $109,821 principal amount, 5.74% interest payable on $50,481 principal amount, 7.61% interest payable on $30,800 principal amount, 6.77% interest payable on $100,000 principal amount and 4.83% interest payable on $194,220 principal amount.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (1) The following consolidated financial statements of Eaton Vance Corp. and report of independent accountants, included on pages 23 through 41 of the Annual Report, are incorporated by reference as a part of this Form 10-K:


                                                                       SEPARATE
                                                                       DOCUMENT
        EATON VANCE CORP. 1998 ANNUAL REPORT TO SHAREHOLDERS        PAGE NUMBER
-------------------------------------------------------------------------------

        Consolidated Statements of Income for each of the three years
        in the period ended October 31, 1998                                 23

        Consolidated Balance Sheets as of October 31, 1998 and 1997       24-25

        Consolidated Statements of Cash Flows for each of the three
        years in the period ended October 31, 1998                           26

        Consolidated Statements of Shareholders' Equity for each of
        the three years in the period ended October 31, 1998                 27

        Notes to Consolidated Financial Statements                        28-40

        Independent Auditors' Report                                         41


    (2) The following financial statement schedules and independent accountants' report are filed as part of this Form 10-K and are located on the following pages:

        DESCRIPTION                                                 PAGE NUMBER
-------------------------------------------------------------------------------

        Independent Auditors' Report on Financial Statement Schedules        23

        Schedule II Valuation and Qualifying Accounts                        24

        Schedule III Real Estate and Accumulated Depreciation              25-26

        All other schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

    (3) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 28 through 31 and is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

        The Company filed a Form 8-K with the SEC on October 20, 1998 regarding the impact of Financial Accounting Standards Board staff announcement (Topic No. D-76).

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1998 and 1997, and for each of the three years in the period ended October 31, 1998, and have issued our report thereon dated November 24, 1998 (included elsewhere in this Registration Statement). Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14 of the Registration Statement. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 24, 1998

EATON VANCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
        SCHEDULE II

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
                                             ADDITIONS
                               BALANCE AT   CHARGED TO                BALANCE
                               BEGINNING     COSTS AND               AT END OF
          DESCRIPTION           OF YEAR      EXPENSES    DEDUCTIONS     YEAR
-------------------------------------------------------------------------------

Valuation accounts deducted
  from assets to which they
  apply:
    Allowance for doubtful
      accounts on notes
      receivable and
      receivables from
      affiliates:
    Year ended October 31:
          1998                     -             -           -           -
          1997                 $ 775,000         -        $775,000       -
          1996                $1,200,000      $300,000    $725,000    $ 775,000

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION                                                               SCHEDULE III

OCTOBER 31, 1998
-------------------------------------------------------------------------------------------------------------------

                                                           COSTS
                                                         CAPITALIZED   GROSS CARRYING AMOUNT
                                        INITIAL COST      SUBSEQUENT   OCTOBER 31, 1998 (1) (2)
                                    --------------------      TO      -------------------------
                                                         ACQUISITION                                      DATE OF           DEPRE-
                                                          (IMPROVE-                          ACCUMULATED  CONSTRUC-  DATE   CIABLE
    DESCRIPTION    ENCUMBRANCES     LAND     BUILDINGS     MENTS)      LAND    BUILDINGS     DEPRECIATION   TION    ACQUIRED  LIFE
------------------------------------------------------------------------------------------------------------------------------------
Shopping mall and
office building -
  Troy, NY          $2,283,144   $ 834,100  $ 4,033,921  $3,229,405  $ 834,100  $4,627,783    $1,866,968    1978   05/01/87 31.5yrs.

Warehouses -
  Colonie, NY        2,064,143     137,966    1,596,385     611,947    137,966   2,208,332       766,813    1964   11/13/84   30yrs.
  Springfield, MA          -       145,833    1,967,684     193,338    145,833   2,161,022       855,716    1974   11/02/84   30yrs.

Office building -
  Boston, MA               -       280,800    4,009,836   2,281,561    280,800   6,291,397     2,797,124    1920   10/31/90   20yrs.
  Boston, MA         5,823,969   1,164,113    4,651,554     559,796  1,164,113   5,211,350       225,834    1883   03/03/97   39yrs.
========================================================================================================
TOTAL              $10,171,256  $2,562,812  $16,259,380  $6,876,047 $2,562,812 $20,499,884    $6,512,455
========================================================================================================

(1) The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.
(2) All real estate is classified as available for sale at October 31, 1998.

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION  (CONTINUED)              SCHEDULE III

YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------
                                         1998          1997         1996
                                       --------------------------- -------------
LAND AND BUILDINGS:
Gross carrying amount, beginning
   of year                              $20,532,859   $26,353,167   $30,288,033
     Additions during period:
          Acquisition (1)                    -          5,855,284        -
          Improvements                      512,220       833,184     1,650,801
     Deductions during period:
         Cost of real estate sold            -            (78,203)       -
         Reclassification of assets
           held for sale (2) (3)        (21,045,079)  (12,430,573)   (5,585,667)
                                        ----------------------------------------
Gross carrying amount, end of year           -        $20,532,859   $26,353,167
                                        ========================================

Accumulated depreciation, beginning
  of year                                $4,494,720    $7,534,281    $8,424,489
     Additions during period:
          Depreciation                      395,484       852,435       918,105
     Deductions during period:
          Reclassification of assets
            held for sale (2) (3)        (4,890,204)   (3,891,996)   (1,808,313)
                                        ----------------------------------------
Accumulated depreciation, end of year        -         $4,494,720    $7,534,281
                                        ========================================

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

(2) In the first quarter of 1998, the Company committed to a plan to sell an office building and shopping center located in Troy, New York and recognized a pre-tax impairment loss of $2.6 million based on the estimated net realizable value of the property (estimated fair value less estimated selling costs). In the fourth quarter of 1996, the Company committed to a plan to sell an office building located in Boston, Massachusetts and recognized a pre-tax impairment loss of $1.3 million based on the estimated net realizable value of the property. Estimated fair value of the property was calculated using market appraisals and other available valuation techniques. At October 31, 1996, the property was classified as a current asset held for sale for financial reporting purposes.

(3) In 1998, the Company committed to a plan to sell all of its remaining properties. The Company had committed to a plan to sell two warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire in 1997.

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

                                            January 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes            Chairman, Director and           January 28, 1999
James B. Hawkes                Principal Executive Officer

/s/ William M. Steul           Chief Financial Officer          January 28, 1999
 William M. Steul

 /s/ Laurie G. Russell         Chief Accounting Officer         January 28, 1999
Laurie G. Russell

/s/ Benjamin A. Rowland, Jr.   Director                         January 28, 1999
Benjamin A. Rowland, Jr.

 /s/ John G.L. Cabot           Director                         January 28, 1999
John G.L. Cabot

 /s/ John M. Nelson            Director                         January 28, 1999
John M. Nelson

/s/ Vincent M. O'Reilly        Director                         January 28, 1999
Vincent M. O'Reilly

/s/ Ralph Z. Sorenson          Director                         January 28, 1999
Ralph Z. Sorenson

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

3.5 Copy of the Company's Articles of Amendment effective at the close of business on July 7, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

4.1 The rights of the holders of the Company's Common Stock, par value $.015625 per share, and Non-Voting Common Stock, par value $.015625 per share, are described in the Company's Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company's By-Laws (particularly Article II thereof). See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above as incorporated herein by reference.

9.1 Copy of the Voting Trust Agreement made as of October 30, 1997. has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. I-8100) and is incorporated herein by reference.

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

10.5 Copy of 1992 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10. 12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.6 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-81 00), and is incorporated herein by reference.

10.7 Copy of 1992 Incentive Plan - Stock Alternative as adopted by the Eaton Vance Corp. Board of Directors on July 17, 1992 has been filed as
         Exhibit 10. 14 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

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

10.11 Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company's Directors on October 9, 1996, has been filed as
         Exhibit 10. 12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.15 Copy of 1992 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.16 Copy of 1995 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.17 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on July 7, 1998, has been filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.18 Copy of 1986 Employee Stock Purchase Plan - Restatement No. 7 adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998, has been filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.19 Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.20 Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.21 Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company's Directors on October 15, 1998 (filed herewith).

EXHIBIT NO.       DESCRIPTION

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1998 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 1998 (filed herewith).

23.1     Independent Auditors' Consent (filed herewith).

27.1 Financial Data Schedule as of October 31, 1998 (filed herewith - electronic filing only).

99.2 List of Eaton Vance Corp. Open Registration Statements (filed herewith).