Form 10-Q
period 1999-01-31
EATON VANCE CORP
filed 1999-03-15
CIK 350797

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


For the period ended January 31, 1999                 Commission File No. 1-8100


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



   Shares outstanding as of January 31, 1999:
        Voting Common Stock -  77,440 shares
        Non-Voting Common Stock -  35,936,651 shares


                               Page 1 of 21 pages
================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                           January 31,            October 31,
                                                                              1999                   1998
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)
CURRENT ASSETS:
  Cash and equivalents                                                        $   24,615             $   54,386
  Short-term investments                                                          41,957                 42,049
  Investment adviser fees and other receivables                                    5,966                  5,331
  Real estate assets held for sale                                                16,551                 16,551
  Other current assets                                                            15,688                 12,116
                                                                         ---------------------------------------

          Total current assets                                                   104,777                130,433
                                                                         ---------------------------------------
OTHER ASSETS:
  Investments:
    Investment in affiliate                                                        7,095                  7,593
    Investment companies                                                          18,151                 15,815
    Other investments                                                              2,194                  2,242
  Other receivables                                                                5,841                  5,844
  Deferred sales commissions                                                     162,792                213,819
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $6,031
    and $5,793, respectively                                                       4,978                  2,696
  Goodwill and other intangibles, net of accumulated
     amortization of $4,357 and $4,197, respectively                               1,658                  1,818
                                                                         ---------------------------------------

          Total other assets                                                     202,709                249,827
                                                                         ---------------------------------------

Total assets                                                                  $  307,486        $       380,260
                                                                         =======================================

See notes to consolidated financial statements.

Consolidated Balance Sheets (unaudited) (continued)

                                                                        January 31,              October 31,
                                                                            1999                     1998
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                 $         7,390            $      17,013
  Accounts payable and accrued expenses                                         11,396                    9,882
  Dividend payable                                                               2,707                    2,681
  Current portion of long-term debt                                             17,255                   17,314
  Other current liabilities                                                      2,197                    2,067
                                                                      ------------------------------------------

          Total current liabilities                                             40,945                   48,957
                                                                      ------------------------------------------

OTHER LIABILITIES:
  6.22% Senior Note                                                             35,714                   35,714
                                                                      ------------------------------------------

Deferred income taxes                                                           63,995                   83,780
                                                                      ------------------------------------------

Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares
Issued, 77,440 shares                                                                1                        1
  Non-voting common stock, par value $.015625 per share:
    Authorized, 47,680,000
shares                                                                             562                      556
Issued, 35,936,651 and 35,588,373 shares, respectively
  Accumulated other comprehensive income                                         2,043                    1,120
  Notes receivable from stock option exercises                                  (3,024)                  (2,957)
  Retained earnings                                                            167,250                  213,089
                                                                      ------------------------------------------

           Total shareholders' equity                                          166,832                  211,809
                                                                      ------------------------------------------

Total liabilities and shareholders' equity                            $        307,486                  380,260
                                                                      ==========================================

See notes to consolidated financial statements.


Consolidated Statements of Income (unaudited)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  1999                  1998
                                                                          --------------------------------------------
                                                                           (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees                               $        47,305           $        33,305
  Distribution income                                                               27,052                    20,414
  Income from real estate activities                                                   666                     1,109
  Other income                                                                         454                       445
                                                                          --------------------------------------------

          Total revenue                                                             75,477                    55,273
                                                                          --------------------------------------------
EXPENSES:
  Compensation of officers and employees                                            17,444                    12,393
  Amortization of deferred sales commissions                                        12,020                    14,569
  Sales commission expense                                                          47,478                         -
  Other expenses                                                                    14,738                    10,499
                                                                          --------------------------------------------

           Total expenses                                                           91,680                    37,461
                                                                          --------------------------------------------

OPERATING INCOME (LOSS)                                                            (16,203)                   17,812

OTHER INCOME (EXPENSE):
  Interest income                                                                    1,315                     1,170
  Interest expense                                                                    (889)                   (1,010)
  Gain (loss) on sale of investments                                                   (98)                    2,718
  Equity in net loss of affiliates                                                    (116)                     (100)
  Impairment loss on real estate                                                         -                    (2,636)
                                                                          --------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                                 (15,991)                   17,954

INCOME TAXES                                                                        (6,236)                    7,001
                                                                          --------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                       (9,755)                   10,953

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                (36,607)                       -
                                                                          --------------------------------------------

NET INCOME (LOSS)                                                         $        (46,362)         $         10,953

                                                                          ============================================

See notes to consolidated financial statements.


Consolidated Statements of Income (unaudited) (continued)


EARNINGS (LOSS) PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCPLE:
     Basic                                                                $ (0.27)                   $  0.30
                                                                          ============================================
     Diluted                                                              $ (0.27)                   $  0.29
                                                                          ============================================

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCPLE, PER SHARE:
     Basic                                                                $ (1.02)                     -
                                                                          ============================================
     Diluted                                                              $ (1.02)                     -
                                                                          ============================================

EARNINGS (LOSS) PER SHARE:
     Basic                                                                $ (1.29)                   $  0.30
                                                                          ============================================
     Diluted                                                              $ (1.29)                   $  0.29
                                                                          ============================================

DIVIDENDS DECLARED, PER SHARE                                             $  0.08                    $  0.06
                                                                          ============================================

WEIGTED AVERAGE SHARES
    OUTSTANDING ASSUMING DILUTION
                                                                           35,881                     38,414
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                            1999                  1998
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                              $        54,386        $      61,928
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             (46,362)               10,953
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
  Cumulative effect of change in accounting principle,
        Net of tax                                                             36,607                     -
    Equity in net loss of affiliate                                               116                   100
    Impairment loss on real estate                                                  -                 2,636
    Deferred income taxes                                                       3,340                 1,299
    Amortization of deferred sales commissions                                 12,020                14,569
    Depreciation and other amortization                                           448                   561
    Payment of capitalized sales commissions                                  (25,061)              (21,555)
    Capitalized sales charges received                                          4,012                 5,667
    (Gain) loss on sale of investments                                             98                (2,718)
    Changes in other assets and liabilities                                   (12,668)               (1,953)
                                                                       --------------------------------------

        Net cash provided by (used for) operating activities                  (27,450)                9,559
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate, equipment and
      leasehold improvements                                                   (2,520)                 (351)
    Net (increase) decrease in notes and receivable
      from affiliates                                                             624                  (215)
    Proceeds from sale of investments                                           3,663                58,957
    Purchase of investments                                                    (4,467)              (70,071)
                                                                       --------------------------------------

       Net cash used for investing activities                                  (2,700)              (11,680)
                                                                       --------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (continued)

                                                                               Three Months Ended
                                                                                  January 31,
                                                                            1999               1998
                                                                     ---------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                                     (59)                 (60)
    Proceeds from the issuance of non-voting
   common stock                                                                 3,758                3,417
    Dividends paid                                                             (2,681)              (2,226)
    Repurchase of non-voting common stock                                        (639)             (17,238)
                                                                       -------------------------------------

       Net cash provided by (used for) financing activities                       379              (16,107)
                                                                       -------------------------------------

Net decrease in cash and equivalents                                          (29,771)             (18,228)
                                                                       -------------------------------------

Cash and equivalents, end of period                                    $        24,615    $         43,700
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $           222    $            558
                                                                       =====================================
   Income taxes paid                                                   $            65    $            216
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

(2) SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of closed-end funds. The FASB staff concluded that such offering costs, including sales commissions paid, are to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, sales commissions paid in connection with the distribution of shares of the Company's closed-end funds subsequent to the effective date of the FASB staff announcement (July 23, 1998) have been expensed as incurred. For the period November 1, 1999 through January 31, 1999, these commissions totaled $47.5 million. Previously, sales commissions paid in connection with the sale of shares of closed-end funds were capitalized and amortized over five years.

Closed end fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were expensed as a cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes," upon adoption of SOP 98-5 by the Company effective November 1, 1998. The cumulative effect of the adoption in the first quarter of 1999 was $36.6 million, net of income taxes of $23.4 million.

 (3) INVESTMENT IN AFFILIATES

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited ("LGM"), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $ 7.5 million and $7.8 million at January 31, 1999 and October 31, 1998. At January 31, 1999, the Company's investment exceeded its share of the underlying net assets of LGM by $5.5 million. This excess is being amortized over a twenty-year period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) STOCK OPTION PLANS

The Company has a Stock Option Plan (the "1998 Plan") administered by the Option Committee of the Board of Directors under which stock options may be granted to key employees of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to eight years from the date of grant and vest over a four-year period.

Stock option transactions under the current plan and predecessor plans are summarized as follows:

     ---------------------------------------------------------------------
                                                                 Weighted
                                                         Average Exercise
                                                 Shares             Price
     ---------------------------------------------------------------------
     (SHARE FIGURES IN THOUSANDS)
     Balance, October 31, 1997                   2,642           $   7.95
     Granted                                       654              18.08
     Exercised                                    (641)              6.32
     Forfeited/Expired                             (49)             14.12
     ---------------------------------------------------------------------
     Balance, October 31, 1998                   2,606          $   10.78
     ---------------------------------------------------------------------
     Granted                                       690              22.94
     Exercised                                    (294)              7.07
     ---------------------------------------------------------------------
     Balance, January 31, 1999                   3,002          $   13.93
     =====================================================================

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                                         Weighted
                                                          Average         Weighted                              Weighted
                                                        Remaining          Average                               Average
                                       Outstanding    Contractual         Exercise       Exercisable as   Exercise Price
          Range of Exercise Prices      at 1/31/99           Life            Price          of  1/31/99
----------------------------------------------------------------------------------     ---------------------------------
(SHARE FIGURES IN THOUSANDS)
$5.74-$7.06                                    728            1.3           $ 6.46                  726           $ 6.46
$7.77                                           15            1.9             7.77                   15             7.77
$10.44-$11.48                                  950            2.9            10.51                  664            10.47
$17.84-$20.12                                  615            3.8            17.99                  237            17.96
$20.81                                           4            8.0            20.81                    -                -
$22.94-$25.23                                  690            7.6            23.00                    -                -
===================================================================================    ==================================
                                             3,002            3.8          $ 13.93                1,642           $ 9.75
===================================================================================    ==================================

(5)  COMMON STOCK REPURCHASES

In the first three months of fiscal 1999, the Company purchased 28,700 shares of its non-voting common stock under its current share repurchase authorization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6)  REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission ("SEC") uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. On February 18, 1999, the Company identified that the subsidiary was in violation of its net capital requirements since January 31, 1999. Upon identification of the violation on February 18, 1999, the Company notified the SEC and the National Association of Security Dealers and immediately remedied the violation. Prior to the remedy, the subsidiary had negative net capital of $2.4 million. Subsequent to the remedy, the subsidiary had net capital of $1.6 million and a ratio of aggregate indebtedness to net capital of 6.2-to-1. Net capital subsequent to the remedy exceeded the subsidiary's net capital requirement of $654,000.

 (7)  REAL ESTATE ASSETS HELD FOR SALE

Real estate assets held for sale at January 31, 1999 and October 31, 1998 follow:

           (IN THOUSANDS)
           --------------------------------------------------------
           Shopping center:
             Troy, NY                      $             2,179

           Warehouses:
             Springfield, MA                             1,451
             Colonie, NY                                 1,579

           Office buildings:
             Boston, MA                                  6,151
             Boston, MA                                  3,775
             Troy, NY                                    1,416
                                           --------------------------

                                           $            16,551
                                           ==========================

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," requires that the carrying value of assets held for sale be reported at the lower of carrying value or fair value less cost to sell. In accordance with the provisions of SFAS No. 121, the Company recognized a pre-tax impairment loss of $2.6 million in the first quarter of 1998 based on the estimated fair values, less cost to sell, of the shopping center and office building located in Troy, New York.

(8)  UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $61.4 million and $59.2 million at January 31, 1999 and October 31, 1998, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $6.3 million and $4.7 million at January 31, 1999 and October 31, 1998, respectively, and gross unrealized losses of approximately $3.0 million and $2.9 million at January 31, 1999 and October 31, 1998, respectively, have been excluded from earnings and reported as a component of shareholders' equity, "accumulated other comprehensive income," net of deferred taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9) COMPREHENSIVE INCOME

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses on securities. There was no impact on previously reported net income arising from the adoption of SFAS No. 130. The net unrealized holding gains and losses disclosed below are net of $0.6 million of deferred tax liabilities and $1.4 million of deferred tax assets at January 31, 1999 and 1998, respectively.


The following table shows comprehensive income for the three months ended January 31, 1999 and 1998.

(IN THOUSANDS)                                                                     1999               1998
-----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                         $       (46,362)    $       10,953
Net unrealized gain (loss) on available for sale securities                                           (2,244)
                                                                                      923
                                                                         ----------------------------------------

Comprehensive income (loss)                                               $       (45,439)    $        8,709
                                                                         ========================================

(10)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenue is primarily derived from investment adviser, administration and distribution fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses are sales commissions associated with the offering of closed-end funds, the amortization of deferred sales commissions and other marketing costs, employee compensation, occupancy costs and service fees.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 1998

The Company reported a loss of $46.4 million or $1.29 per share (diluted) in the first quarter of 1999 compared to earnings of $11.0 million or $0.29 per share (diluted) in the first quarter of 1998. Earnings for the first quarter of fiscal 1999 reflect a change in the accounting treatment of sales commissions paid in connection with the distribution of the Company's closed-end funds. This change in accounting treatment reduced net income by $23.0 million or $0.64 per share (diluted) for the first quarter of 1999. Earnings for the first quarter of 1999 also reflect a $36.6 million or $1.02 per share (diluted) cumulative effect relating to the change in the accounting treatment of commissions for closed-end funds.

In September of 1998, the FASB staff addressed the accounting for offering costs incurred in connection with the distribution of closed-end funds and concluded that these offering costs, including sales commissions paid, should be expensed as incurred. Previously, the Company had capitalized and amortized these offering costs. For the period of November 1, 1998 through January 31, 1999, these commissions totaled $47.5 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the quarter ended January 31, 1999. Closed-end fund sales commissions paid and capitalized prior to and including July 23, 1998, the effective date of the FASB staff announcement, were recorded as a cumulative effect of a change in accounting principle in the first quarter of 1999. The cumulative effect of adoption, net of tax, was $36.6 million or $1.02 per share (diluted). The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

The per share data for all periods presented reflects the two-for-one stock split effective August 14, 1998.

Assets under management of $33.1 billion on January 31, 1999 were 51 percent higher than the $22.0 billion reported a year earlier as a result of net sales of new funds shares and appreciation of the market value of managed assets. Mutual fund sales in the first three months of 1999 were $3.2 billion compared to $1.1 billion in the first three months of 1998, an increase of 191 percent. The increase in assets under management was the result of the strong sales of the Company's stock funds, bank loan funds, taxable bond funds, a $0.6 billion offering of nine new closed-end municipal bond funds and a $0.5 billion private placement of an equity fund. As a result of continued sales growth and private placements, equity fund assets increased to 37 percent of total assets under management on January 31, 1999 from 26 percent on January 31, 1998, and bank loan fund assets increased to 22 percent of total assets under management on January 31, 1999 from 19 percent at January 31, 1998. As a result of the growth in equity and bank loan funds, taxable and non-taxable fixed income funds decreased to 32 percent of total assets under management on January 31, 1999 from 44 percent on January 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company reported revenue of $75.5 million in the first quarter of 1999 compared to $55.3 in the first quarter of 1998, an increase of $20.2 million or 37 percent. Investment adviser and administration fees increased by 42 percent to $47.3 million in the first quarter of 1999 from $33.3 million in the first quarter of fiscal 1998, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased 33 percent to $27.1 million in the first quarter of 1998 from $20.4 million a year earlier as a result of the increase in sales and overall asset growth of the Company's domestic equity funds sold with a contingent deferred sales charge in lieu of a front-end load.

Total operating expenses increased 145 percent to $91.7 million in the first three months of 1999 from $37.5 million in the first quarter of 1998. The change in accounting treatment of closed-end fund offering costs resulted in $47.5 million in sales commission expense in the first quarter of 1999 which represents 88 percent of the net increase in operating expense year over year. The increases noted in both compensation and other expenses reflect the increase in marketing expenses and sales incentives associated with strong mutual fund sales, a private placement and the offering of nine new closed-end municipal bond funds. Amortization of deferred sales commissions decreased to $12.0 million in the first quarter of 1999 from $14.6 million in the first quarter of 1998 as a result of the change in accounting treatment of closed-end fund offering costs.

Interest income increased 8 percent to $1.3 million in first quarter of 1999 from $1.2 million in the first quarter of 1998 despite a decrease in cash, cash equivalents and short-term investments year over year. The increase in interest income and the decrease in gains on investments reflect a change in the Company's short-term investment strategy from investments generating capital gains to investments generating dividend and interest income. The pre-tax impairment loss of $2.6 million in the first quarter of 1998 resulted from a decision to sell an office building and shopping center located in Troy, New York that had a carrying value in excess of its net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $66.6 million at January 31, 1999, a decrease of $29.8 million from October 31, 1998.

Operating activities reduced cash and cash equivalents by $27.5 million in the first three months of 1999. In the first three months of 1998, operating activities generated cash of $9.6 million. The decrease in cash provided by operating activities in the first quarter of 1999 can be attributed primarily to the significant increase in sales commissions paid to brokers in connection with increased fund sales, a private placement and the offering of nine new closed-end municipal bond funds. The $72.6 million of sales commissions paid in the first three months of 1999 is comprised of $47.5 million of sales commissions related to the sale of the Company's closed-end funds and $25.1 million of sales commissions related to the sale of the Company's open-end funds. As described in Note 2 to the Company's consolidated financial statements, the $47.5 million of closed-end fund sales commissions were expensed as paid and therefore included as a component of net loss in the Company's consolidated statements of net income and cash flows for the three months ended January 31, 1999. The $25.1 million of open-end fund sales commissions were capitalized as paid and therefore included as an adjustment to reconcile net loss to net cash used for operating activities in the Company's consolidated statement of cash flows for the three months ended January 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Investing activities, consisting primarily of the purchase and sale of investments, reduced cash and cash equivalents by $2.7 million in the first three months of 1999 compared to $11.7 in the first three months of 1998. The primary use of cash in the first three months of 1998 was the purchase of short-term investments following the sale of short-term marketable securities and investments in investment companies. In connection with the Company's plan to sell the two office buildings in Boston that house the Company's principal office space in Boston and move to its newly leased space in the second half of fiscal 1999, the Company made $2.5 million of leasehold improvements

Financing activities generated cash and cash equivalents of $0.4 million in the first three months of 1999. Financing activities reduced cash and cash equivalents by $16.1 million in the first three months of 1998. Significant financing activities during the first three months of 1999 included the repurchase of 28,700 shares of the Company's non-voting common stock under its authorized repurchase program compared to 548,000 shares in the first three months of 1998. The Company's dividend was $0.08 per share in the first three months of 1999 compared to $0.06 per share in the three nine months of 1998.

At January 31, 1999, the Company had no borrowings outstanding under its $50 million senior unsecured revolving credit facility.

The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

YEAR 2000

INTRODUCTION

Many computer technologies in use worldwide today were designed and developed using two digits, rather than four, to identify the year. As a result, such systems may recognize the year 2000 as the year 1900, which could result in processing inaccuracies and inoperability in the Year 2000.

The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies utilized by the Company include both information systems in the form of hardware and software, as well as embedded technology in the Company's facilities and equipment. Given its reliance on computer technologies, the Company has established a firm-wide initiative managed by a Year 2000 Steering Committee to ensure that these systems and those of the Company's outside service providers are capable of recognizing and processing date sensitive information properly after 1999. The Steering Committee reports regularly to both senior management and the Audit Committee of the Board of Directors on the status of the Company's Year 2000 initiative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 INITIATIVE

The Company's Year 2000 initiative is proceeding on schedule. As of January 31, 1999, the Company has completed an inventory of all information systems and embedded technologies and assessed their significance in terms of the Company's day-to-day operations. The Company outsources to key service providers most of its mission critical administrative functions relating to its funds, including but not limited to its transfer agency and custodial functions. As a result, the Company's preparations for Year 2000 are focused on the examination and testing of critical systems of these key service providers. The Company has initiated formal communications with these key service providers to determine the extent of the Company's vulnerability if these parities fail to properly remediate their own Year 2000 issues. These parties have provided detailed information to the Company regarding their Year 2000 plans and initiatives and the Company anticipates that both client and industry testing of these critical systems will be completed in the second quarter of fiscal 1999. The Company is in the process of obtaining Year 2000 compliance status reports from all third-party software and hardware providers and anticipates that it will be able to modify, replace or mitigate any non-mission critical systems by April 30, 1999. The evaluation and testing of the Company's technical infrastructure and corporate facilities will continue into the third quarter of 1999 in conjunction with the Company's move to its new principal offices in the spring of 1999.

The Company will also be participating in the Securities Industry Association's industry-wide testing throughout the first and second quarter of fiscal 1999.

COSTS

The Company currently anticipates that the costs associated with its Year 2000 initiative will consist largely of software upgrades and consulting expenses to coordinate testing with key service partners and providers. The anticipated impact and costs of the Company's Year 2000 initiative, as well as the date on which the Company expects to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Based on its current estimates and information currently available the Company does not anticipate that the costs associated with this project will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

RISKS

There are many risks associated with Year 2000 issues, including the risk that the Company's computer systems and applications will not operate as intended and that the systems and applications of key service providers and other third parties will not be Year 2000 compliant. Likewise, there can be no assurance that costs incurred will not exceed the Company's current cost estimate. Should the Company's significant computer systems and applications or systems of its key service providers be unable to process date-sensitive information accurately after 1999, the Company may be unable to conduct its normal business operations. In addition, the Company may incur unanticipated expenses, regulatory actions, and legal liabilities. The Company cannot determine which risks, if any, are most likely to occur nor the effects of any particular failure to be Year 2000 compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINGENCY PLANS

The Company is in the process of developing formal Year 2000 contingency plans, including the identification of alternative vendors intended to ensure that third-party noncompliance will not materially affect the Company's operations. These contingency plans are scheduled to be completed by April 30, 1999.

Readers are cautioned that forward-looking statements contained above regarding Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Certain Factors That May Affect Future Results" below.

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

The major sources of revenue for the Company (i.e., investment adviser fees and distribution income) are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements. The Company is exposed to changes in the interest rates primarily in its cash, investment and debt transactions. The Company does not believe that the effect of reasonably possible near-term changes in the interest rates on the Company's financial position, results of operations or cash flow would be material.

                                     PART II



                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

A special meeting was held at the principal office of the Company on January 21, 1999. All of the outstanding Voting Common Stock, namely the 77,440 shares, was represented in person or by proxy at the meeting. The following matters received the affirmative vote of all of the outstanding Voting Common Stock:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 1998 was received and approved.

2) The following individuals were elected as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

                  John G. L. Cabot
                  James B. Hawkes
                  John M. Nelson
                  Vincent M. O'Reilly
                  Ralph Z. Sorenson
                  Benjamin A. Rowland, Jr.

3) The firm of Deloitte and Touche LLP was selected as the auditors to audit the books of the Company for its fiscal year ended October 31, 1999.

4) The acts of the Directors since the previous special meeting in lieu of the annual meeting of stockholders held on January 14, 1998 were ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

         Exhibit No.       Description

         27.1 Financial Data Schedule as of January 31, 1999 (filed herewith - electronic filing only).

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



                                                   EATON VANCE CORP.
                                                   -----------------
                                                     (Registrant)




DATE:  March 15 , 1999                           /s/William M. Steul
                                      -----------------------------------------
                                                     (Signature)
                                                  William M. Steul
                                               Chief Financial Officer



DATE:  March 15 , 1999                          /s/Laurie G. Russell
                                     ------------------------------------------
                                                     (Signature)
                                                  Laurie G. Russell
                                              Chief Accounting Officer