Form 10-Q
period 1999-04-30
EATON VANCE CORP
filed 1999-06-11
CIK 350797

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


For the period ended April 30, 1999                   Commission File No. 1-8100


                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)



          MARYLAND                                      04-2718215
          --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


255 STATE STREET, BOSTON, MASSACHUSETTS                      02109
---------------------------------------                      -----
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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



   Shares outstanding as of April 30, 1999:
        Voting Common Stock - 77,440 shares
        Non-Voting Common Stock - 35,788,042 shares


                               Page 1 of 22 pages

================================================================================











                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                          April 30,             October 31,
                                                                            1999                   1998
                                                                  ----------------------------------------------
ASSETS                                                                           (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                            $           38,613     $           54,386
  Short-term investments                                                      12,066                 42,049
  Investment adviser fees and other receivables                                6,020                  5,331
  Real estate assets held for sale                                            14,971                 16,551
  Other current assets                                                        17,105                 12,116
                                                                  ----------------------------------------------

          Total current assets                                                88,775                130,433
                                                                  ----------------------------------------------


OTHER ASSETS:
  Investments:
    Investment in affiliates                                                   7,085                  7,593
    Investment companies                                                      18,431                 15,815
    Other investments                                                          2,344                  2,242
  Other receivables                                                            5,839                  5,844
  Deferred sales commissions                                                 179,099                213,819
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $6,309
    and $5,793 respectively                                                    9,853                  2,696
  Goodwill and other intangibles, net of accumulated
amortization of $4,292 and $4,197, respectively                                1,723                  1,818
                                                                  ----------------------------------------------

          Total other assets                                                 224,374                249,827
                                                                  ----------------------------------------------

Total assets                                                      $          313,149     $          380,260
                                                                  ==============================================

See notes to the consolidated financial statements.

Consolidated Balance Sheets (unaudited) (continued)

                                                                          April 30,             October 31,
                                                                            1999                   1998
                                                                  ----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                            $           11,921     $           17,013
  Accounts payable and accrued expenses                                       11,657                  9,882
  Dividend payable                                                             2,693                  2,681
  Current portion of long-term debt                                           15,155                 17,314
  Other current liabilities                                                    3,275                  2,067
                                                                  ----------------------------------------------

          Total current liabilities                                           44,701                 48,957
                                                                  ----------------------------------------------


OTHER LIABILITIES:
  6.22% Senior Note                                                           28,571                 35,714
                                                                  ----------------------------------------------

Deferred income taxes                                                         70,208                 83,780
                                                                  ----------------------------------------------

Commitments and contingencies                                                      -                      -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares,
Issued, 77,440 shares                                                              1                      1
  Non-voting common stock, par value $.015625per share:
    Authorized, 47,680,000
shares,                                                                          559                    556
Issued, 35,788,042 and 35,588,373 shares, respectively
  Accumulated other comprehensive income                                       2,446                  1,120
  Notes receivable from stock option exercises                                (3,287)                (2,957)
  Retained earnings                                                          169,950                213,089
                                                                  ----------------------------------------------

           Total shareholders' equity                                        169,669                211,809
                                                                  ----------------------------------------------

Total liabilities and shareholders' equity                        $          313,149     $          380,260
                                                                  ==============================================

See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited)
                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            1999             1998            1999             1998
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees          $         55,333 $        36,523  $       102,638 $         69,828
  Distribution income                                           27,852          21,769           54,904           42,183
  Income from real estate activities                               667           1,275            1,333            2,384
  Other income                                                     463             410              917              855
                                                      -------------------------------------------------------------------

          Total revenue                                         84,315          59,977          159,792          115,250
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                        17,859          14,808           35,303           27,201
  Amortization of deferred sales commissions                    12,037          15,501           24,057           30,070
  Sales commission expense                                      23,803               -           71,281                -
  Other expenses                                                15,163          11,624           29,901           22,123
                                                      -------------------------------------------------------------------

           Total expenses                                       68,862          41,933          160,542           79,394
                                                      -------------------------------------------------------------------

OPERATING INCOME (LOSS)                                         15,453          18,044             (750)          35,856

OTHER INCOME (EXPENSE):
  Interest income                                                  658           1,499            1,973            2,669
  Interest expense                                                (829)           (987)          (1,718)          (1,997)
  Gain on sale of investments                                      885             248              787            2,966
  Equity in net income (loss) of affiliates                        (25)             34             (141)             (66)
  Impairment loss on real estate                                     -               -                -           (2,636)
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME  TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                          16,142          18,838              151           36,792

INCOME TAXES                                                     6,295           7,452               59           14,453
                                                      -------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                      9,847          11,386               92           22,339

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               -               -          (36,607)               -
                                                      -------------------------------------------------------------------

NET INCOME (LOSS)                                     $          9,847 $        11,386  $       (36,515)$         22,339
                                                      ===================================================================


See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited) (continued)

                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            1999             1998            1999             1998
                                                      -------------------------------------------------------------------


EARNINGS PER SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE:
   Basic                                              $          0.27  $        0.31    $           -   $         0.61
                                                      ===================================================================
   Diluted                                            $          0.27  $        0.30    $           -   $         0.59
                                                      ===================================================================

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, PER SHARE:
   Basic                                              $             -  $           -    $      (1.02)   $            -
                                                      ===================================================================
   Diluted                                            $             -  $           -    $      (1.02)   $            -
                                                      ===================================================================

EARNINGS (LOSS) PER SHARE:
   Basic                                              $          0.27  $        0.31    $      (1.02)   $         0.61
                                                      ===================================================================
   Diluted                                            $          0.27  $        0.30    $      (1.02)   $         0.59
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $          0.08  $        0.06    $        0.15   $         0.12
                                                      ===================================================================

Weighted average common shares outstanding                     35,915         36,414           35,898           36,716
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                           36,917         37,916           35,898           38,164
                                                      ===================================================================


See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                 Six Months Ended
                                                                                    April 30,
                                                                           1999                   1998
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                         $           54,386     $           61,928
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            (36,515)                22,339
Adjustments to reconcile net income to net cash used for
operating activities:
   Cumulative effect of change in accounting principle,
       net of tax                                                             36,607                      -
   Equity in net loss of affiliates                                              141                     66
   Dividend received from affiliate                                              368                    430
   Impairment loss on real estate                                                  -                  2,636
   Deferred income taxes                                                       9,554                 11,223
   Amortization of deferred sales commissions                                 24,057                 30,070
   Depreciation and other amortization                                           700                  1,074
   Payment of capitalized sales commissions                                  (58,319)               (68,490)
   Capitalized sales charges received                                          8,884                 11,298
   Gain on sale of investments                                                  (787)                (2,965)
   Changes in other assets and liabilities                                    (9,440)               (10,124)
                                                                  ----------------------------------------------

       Net cash used for operating activities                                (24,750)                (2,443)
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate, equipment and
     leasehold improvements                                                   (7,672)                  (654)
   Net decrease in notes and receivables from affiliates                         833                    144
   Proceeds from sale of real estate                                           2,921                      -
   Proceeds from sale of investments                                          33,755                122,253
   Purchase of investments                                                    (4,839)              (123,118)
                                                                  ----------------------------------------------

       Net cash provided by (used for) investing activities                   24,998                 (1,375)
                                                                  ----------------------------------------------

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (continued)
                                                                                Six Months Ended
                                                                                    April 30,
                                                                           1999                   1998
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                      $          (21,302)    $           (7,270)
   Revolving credit facility borrowings                                       12,000                  7,000
   Proceeds from the issuance of non-voting
common stock                                                                   4,630                  3,698
   Dividends paid                                                             (5,388)                (4,438)
   Repurchase of non-voting common stock                                      (5,961)               (33,108)
                                                                  ----------------------------------------------

       Net cash used for financing activities                                (16,021)               (34,118)
                                                                  ----------------------------------------------

Net decrease in cash and equivalents                                         (15,773)               (37,936)
                                                                  ----------------------------------------------

Cash and equivalents, end of period                               $           38,613     $           23,992
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $            1,718     $            1,988
                                                                  ==============================================
   Income taxes paid                                              $               67     $            6,794
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

(2) SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of closed-end funds. The FASB staff concluded that such offering costs, including sales commissions paid, are to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, sales commissions paid in connection with the distribution of shares of the Company's closed-end funds subsequent to the effective date of the FASB staff announcement (July 23, 1998) have been expensed as incurred. For the period November 1, 1999 through April 30, 1999, these commissions totaled $71.3 million. Previously, sales commissions paid in connection with the sale of shares of closed-end funds were capitalized and amortized over five years.

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

In April of 1999, the bank loan funds received shareholder approvals and a SEC exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC agreed that Eaton Vance may resume capitalizing and amortizing sales commissions for these funds. Effective May 1, 1999, the start of third fiscal quarter, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its continuously offered closed-end bank loan funds.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) INVESTMENT IN AFFILIATE

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.1 million and $7.6 million at April 30, 1999 and October 31, 1998, respectively. At April 30, 1999, the Company's investment exceeded its share of the underlying net assets of LGM by $5.4 million. This excess is being amortized over a twenty-year period.

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

Stock option transactions under the current plan and predecessor plans are summarized as follows:

            ---------------------------------------------------------------
                                                                  Weighted
                                                          Average Exercise
                                                  Shares             Price
            ---------------------------------------------------------------
            (SHARE FIGURES IN THOUSANDS)
            Balance, October 31, 1997             2,642           $   7.95
            Granted                                 654              18.08
            Exercised                              (641)              6.32
            Forfeited/Expired                       (49)             14.12
            ---------------------------------------------------------------
            Balance, October 31, 1998             2,606          $   10.78
            ---------------------------------------------------------------
            Granted                                 702              22.93
            Exercised                              (415)              7.10
            Forfeited/Expired                       (12)             19.54
            ---------------------------------------------------------------
            Balance, April 30, 1999               2,881          $   14.23
            ===============================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) STOCK OPTION PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                    Weighted
                                                          Average         Weighted                              Weighted
                                                        Remaining          Average                               Average
                                       Outstanding    Contractual         Exercise       Exercisable as   Exercise Price
          Range of Exercise Prices      at 4/30/99           Life            Price          of  4/30/99
-----------------------------------------------------------------------------------    ---------------------------------
(SHARE FIGURES IN THOUSANDS)
$5.74 - $7.06                                  630           1.1           6.48                  629           $ 6.48
$7.77                                           15           1.6           7.77                   15             7.77
$10.44 - $11.48                                926           2.6          10.50                  647            10.47
$17.84 - $20.12                                607           3.5          18.00                  236            17.96
$20.81 - $22.63                                 16           7.9          22.17                    -                -
$22.94 - $23.13                                687           7.3          23.00                    9            23.06
===================================================================================    =================================
                                             2,881           3.6        $ 14.23                1,536          $ 10.04
===================================================================================    =================================

(5)  COMMON STOCK REPURCHASES

In the first six months of fiscal 1999, the Company purchased 298,000 shares of its non-voting common stock under its current share repurchase authorization.

(6)  REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal under-writer of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $11.4 million, which exceeds its respective minimum net capital requirement of $639,000 at April 30, 1999. The ratio of aggregate indebtedness to net capital at April 30, 1999 was .84 to 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7)  REAL ESTATE ASSETS HELD FOR SALE

Real estate assets held for sale are as follows:

            (in thousands)              APRIL 30, 1999          OCTOBER 31, 1998
            --------------------------------------------------------------------
            Shopping center:
              Troy, NY             $             2,179      $            2,179

            Warehouses:
              Springfield, MA                    1,451                   1,451
              Colonie, NY                            -                   1,579

            Office buildings:
              Boston, MA                         6,150                   6,151
              Boston, MA                         3,775                   3,775
              Troy, NY                           1,416                   1,416
                                   ---------------------------------------------

                                   $            14,971      $           16,551
                                   =============================================

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

On March 30, 1999, the Company sold the warehouse in Colonie, New York and recognized a pretax gain of $ 1.3 million based on a carrying value of $1.6 million at the time of the sale.

(8)  UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $19.9 million and $59.2 million at April 30, 1999 and October 31, 1998, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $6.5 million and $4.7 million at April 30, 1999 and October 31, 1998, respectively, and gross unrealized losses of approximately $2.6 million and $2.9 million at April 30, 1999 and October 31, 1998, respectively, have been excluded from earnings and reported as a separate component of shareholders' equity, "accumulated other comprehensive income," net of deferred taxes.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9) COMPREHENSIVE INCOME

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses on securities. There was no impact on previously reported net income arising from the adoption of SFAS No. 130. The net unrealized holding gains and losses disclosed below are net of $0.8 million of deferred tax liabilities and $0.4 million of deferred tax assets at April 30, 1999 and 1998, respectively.

The following table shows comprehensive income for the six months ended April 30, 1999 and 1998.

(IN THOUSANDS)                                                                     1999                  1998
----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                         $      (36,515)      $         22,339
Net unrealized gain (loss) on available for sale securities                        1,326                 (1,736)
                                                                         ----------------------------------------

Comprehensive income (loss)                                               $      (35,189)      $         20,603
                                                                         ========================================

(10)  RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

(11) SUBSEQUENT EVENTS

SALE OF REAL ESTATE
On June 1, 1999, the Company, through a wholly-owned subsidiary, sold two office buildings located in Boston, Massachusetts. The Company recognized a pre-tax gain of approximately $12.4 million based on an aggregate carrying value $9.9 million.

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

The Company reported earnings of $9.8 million or $.27 per share (diluted) in the second quarter of fiscal 1999 compared to earnings of $11.4 million or $0.30 per share (diluted) in the second quarter of fiscal 1998. Earnings for the second quarter of fiscal 1999 reflect a change in the accounting treatment of sales commissions paid in connection with the distribution of the Company's closed-end funds.

In September of 1998, the FASB staff concluded that offering costs incurred in connection with the distribution of closed-end funds, including sales commissions paid, should be expensed as incurred. Previously, the Company had capitalized and amortized these offering costs. For the period of February 1, 1999 through April 30, 1999, these commissions totaled $23.8 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the quarter ended April 30, 1999. On May 1, 1999, after shareholders adopted distribution plans for the Company's continuously offered closed-end bank loan funds and the Securities and Exchange Commission provided certain regulatory approvals, the Company resumed capitalizing and amortizing commissions for these funds.

The per share data for all periods presented reflects the two-for-one stock split effective August 14, 1998.

Assets under management of $37.0 billion on April 30, 1999 were 45 percent higher than the $25.5 billion reported a year earlier as a result of net sales of new fund shares and appreciation of the market value of managed assets. Mutual fund sales in the second quarter of 1999 were $3.6 billion compared to $2.9 billion in the second quarter of 1998, an increase of 24 percent. As a result of continuous sales growth and private placements, equity fund assets increased to 39 percent of total assets under management on April 30, 1999 from 34 percent on April 30, 1998, and bank loan fund assets increased to 23 percent of total assets under management on April 30, 1999 from 18 percent on April 30, 1998. As a result of the growth in equity and bank loan funds, taxable and non-taxable fixed income funds decreased to 30 percent of total assets under management on April 30, 1999 from 37 percent on April 30, 1998.

The Company reported revenue of $84.3 million in the second quarter of 1999 compared to $60.0 million in the second quarter of 1998, an increase of $24.3 million or 41 percent. Investment adviser and administration fees increased by 52 percent to $55.3 million in the second quarter of 1999 from $36.5 million in the second quarter of fiscal 1998, primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased 28 percent to $27.9 million in the second quarter of 1999 from $21.8 million a year earlier as a result of the increase in sales and overall asset growth of the Company's domestic equity funds sold with a contingent deferred sales charge in lieu of a front-end load.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased 64 percent to $68.9 million in the second quarter of fiscal 1999 from $41.9 million in the second quarter of fiscal 1998. The change in accounting treatment of closed-end fund offering costs resulted in $23.8 million in sales commission expense in the second quarter of 1999 which represents 88 percent of the net increase in operating expense year over year. The increases noted in both compensation and other expenses reflect the increase in marketing expenses and sales incentives associated with strong mutual fund sales and a private placement. Amortization of deferred sales commissions decreased to $12.0 million in the second quarter of 1999 from $15.5 million in the second quarter of 1998 as a result of the change in accounting treatment of closed-end fund offering costs.

Interest income decreased 53 percent to $0.7 million in second quarter of fiscal 1999 from $1.5 million in the second quarter of fiscal 1998. This decrease in interest income corresponds to the decrease in cash and cash equivalents and short-term investments. The decrease in short-term investments and investment income is primarily due to increased commission payments resulting from higher sales levels in 1999.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998

The Company reported a loss of $36.5 million or $1.02 per share (diluted) in the first half of fiscal 1999 compared to earnings of $22.3 million or $.59 per share (diluted) in the first half of fiscal 1998. Earnings for the first half of fiscal 1999 reflect the change in the accounting treatment of sales commissions paid in connection with the distribution of the Company's closed-end funds. Closed-end fund sales commissions paid and capitalized prior to and including July 23, 1998, the effective date of the FASB staff announcement, were recorded as a cumulative effect of a change in accounting principle in the first quarter of 1999. The cumulative effect of adoption, net of tax, was $36.6 million or $1.02 per share (diluted). The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

Total revenue increased $44.5 million or 39 percent to $159.8 million in the first half of fiscal 1999 from $115.3 million in the first half of fiscal 1998 as a result of greater average assets under management. Investment adviser and administration fees increased to $102.6 million from $69.8 million primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased to $54.9 million from $42.2 million due to an increase in spread-commission fund assets under management.

Total operating expenses increased to $160.5 million in the first half of fiscal 1999 from $79.4 million in the first half of fiscal 1998. The change in accounting treatment of closed-end fund offering costs resulted in $71.3 million in sales commission expense in the first half of fiscal 1999 which represents 88 percent of the net increase in operating expenses year over year. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with higher mutual fund sales, private placements and the offering of nine new closed-end municipal bond funds. Amortization expense of deferred sales commissions decreased to $24.1 million in the first half of 1999 from $30.1 million in the first half of 1998 as a result of the change in accounting treatment of closed-end fund offering costs.

Interest income decreased 26 percent to $2.0 million from $2.7 million as a result of the decrease in short term investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $50.7 million at April 30, 1999, a decrease of $45.8 million from October 31, 1998.

Operating activities reduced cash and cash equivalents by $24.8 million in the first half of fiscal 1999. In the first half of fiscal 1998, operating activities reduced cash by $2.4 million. The decrease in cash provided by operating activities in the first half of fiscal 1999 can be attributed primarily to the significant increase in sales commissions paid to brokers in connection with increased fund sales, a private placement and the offering of nine new closed-end municipal bond funds. The $129.6 million of sales commissions paid in the first half of fiscal 1999 is comprised of $71.3 million of sales commissions related to the sale of the Company's closed-end funds and $58.3 million of sales commissions related to the sale of the Company's open-end funds. As described in Note 2 to the Company's consolidated financial statements, the $71.3 million of closed-end fund sales commissions were expensed as paid and therefore included as a component of net income in the Company's consolidated statements of net income and cash flows for the six months ended April 30, 1999. The $58.3 million of open-end fund sales commissions were capitalized as paid and therefore included as an adjustment to reconcile net loss to net cash used for operating activities in the Company's consolidated statement of cash flows for the six months ended April 30, 1999.

Investing activities, consisting primarily of the purchase and sale of investments, increased cash and cash equivalents by $25.0 million in the first six months of fiscal 1999 compared to a decrease of $1.4 million in the first six months of fiscal 1998. The primary source of cash in the first six months of fiscal 1999 was the sale of short-term investments of $33.8 million offset by the purchase of $4.8 million in short-term investments and investments in investment companies. In connection with the Company's move to its newly leased space in May of fiscal 1999, the Company spent $7.7 million on equipment and leasehold improvements.

Financing activities reduced cash and cash equivalents by $16.0 million and $34.1 million in the first six months of fiscal 1999 and fiscal 1998, respectively. Significant financing activities during the first six months of fiscal 1999 included the repayment of $7.1 million on the Company's 6.22 percent Senior Note and the repurchase of 298,000 shares of the Company's non-voting common stock under its authorized repurchase program. The Company's dividend was $0.15 per share in the first six months of fiscal 1999 compared to $0.12 per share in the first six months of fiscal 1998.

At April 30, 1999, the Company had no borrowings outstanding under its $50 million senior unsecured revolving credit facility.

The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000

The Company utilizes computer technologies throughout its business to effectively carry out its day-to-day operations. Computer technologies utilized by the Company include both information systems in the form of hardware and software ("IT items"), as well as embedded technology in the Company's facilities and equipment ("non-IT items"). Given its reliance on computer technologies, the Company has established a firm-wide initiative managed by a Year 2000 Steering Committee to ensure that these systems and those of the Company's outside service providers are capable of properly recognizing and processing date sensitive information on or after January 1, 2000. The Steering Committee reports regularly to senior management, the Audit Committee of the Board of Directors and the Independent Fund Trustees on the status of the Company's Year 2000 initiative.

YEAR 2000 INITIATIVE

The Company has divided the initiative into five phases: Inventory and Analysis, Risk Assessment, Remediation, Testing and Contingency Planning.

During the Inventory and Analysis phase of the initiative, the Company identified all of the computer technologies that could be affected by the Year 2000 Problem. This inventory included items provided by third party service providers. Also during this phase the Company organized it's Year 2000 Steering Committee and related sub-committees and initiated an awareness campaign for all employees. The Inventory and Analysis phase is complete.

The Risk Assessment phase has been ongoing since the initiative began and will continue throughout 1999. The purpose of the Risk Assessment phase was to rate the criticality of the inventoried IT and non-IT items based on comprehensive guidelines set forth by the Year 2000 Steering Committee. These ratings (mission-critical, critical and non-critical) take into account the impact that a particular failure would have on the Company's ability to conduct day-to-day operations. The Company outsources to key service providers most of its mission-critical administrative functions relating to its funds, including but not limited to its transfer agency and custodial functions. As a result, the Risk Assessment and Remediation phases of the Company's initiative have focused on the mission-critical systems of these key service providers. These key providers, as well as all other third-party software and hardware vendors, have certified to the Company that they are or will be Year 2000 compliant before June 30, 1999.

The Testing phase includes internal testing of all mission-critical and other critical systems, point-to-point testing with mission-critical service providers and industry-wide testing sponsored by the Securities Industry Association. The Company expects to complete internal testing of mission-critical systems by June 30, 1999 and other critical systems by July 31, 1999. Point-to-point testing with mission-critical service providers is one hundred percent complete and there are no outstanding issues. The Company participated in the Securities Industry Association's industry-wide testing during the first and second quarters of fiscal 1999. One hundred percent of the required transaction types were processed successfully in the simulation conducted by the Company, its testing partner, its transfer agent and the settlement clearinghouses used by industry participants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has developed contingency plans that address procedures to be followed to minimize the impact of a particular Year 2000 failure on the material day-to-day operations of the Company. These plans are expected to be fully tested and in place by August 31, 1999 for mission-critical systems and by September 30, 1999 for other critical items.

COSTS

The Company currently anticipates that the costs associated with its Year 2000 initiative will consist largely of software upgrades and consulting expenses to coordinate testing with key third party service providers. Based on its current estimates and information currently available the Company does not anticipate that the costs associated with this initiative will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows in future periods.

The anticipated impact and costs of the Company's Year 2000 initiative, as well as the anticipated completion dates for each phase, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

There are many risks associated with Year 2000 issues, including the risk that the Company's computer systems and applications will not operate as intended and that the systems and applications of key service providers and other third parties as described above will not be Year 2000 compliant. Likewise, there can be no assurance that costs incurred will not exceed the Company's current cost estimate. Should the Company's significant computer systems and applications or systems of its key service providers be unable to process date-sensitive information accurately after 1999, the Company may be unable to conduct its normal business operations. In addition, the Company may incur unanticipated expenses, regulatory actions, and legal liabilities. Ultimately, no assurance can be given that factors outside the Company's control will not disrupt day-to-day operations or reduce revenue.

Readers are cautioned that forward-looking statements contained above regarding the Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Certain Factors That May Affect Future Results" below.

To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of The Year 2000 Information and Readiness Disclosure Act, 15 U.S.C.Sec. 1 (1998).


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

        Exhibit No.   Description

         27.1       Financial Data Schedule as of April 30, 1999 (filed herewith
                    - electronic filing only).

(b)     REPORTS ON FORM 8-K

        A Form 8-K was filed by the Company on May 3, 1999 for the express purpose of disclosing an accounting change in the treatment of sales commissions and other offering costs with respect to certain funds sponsored by the Registrant.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 EATON VANCE CORP.
                                                    (Registrant)




DATE: June 11, 1999                          /s/William M. Steul
                             ----------------------------------------------
                                                 (Signature)
                                               William M. Steul
                                           Chief Financial Officer



DATE: June 11, 1999                         /s/Laurie G. Russell
                             ----------------------------------------------
                                               (Signature)
                                            Laurie G. Russell
                                         Chief Accounting Officer