Form 10-Q
period 1999-07-31
EATON VANCE CORP
filed 1999-09-14
CIK 350797

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


For the period ended July 31, 1999                Commission File No. 1-8100


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



   Shares outstanding as of July 31, 1999:
        Voting Common Stock - 77,440 shares
        Non-Voting Common Stock - 35,797,554 shares


                               Page 1 of 24 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)
                                                                          July 31,              October 31,
                                                                            1999                   1998
                                                                  ----------------------------------------------
ASSETS                                                                           (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                            $           74,573     $           54,386
  Short-term investments                                                      11,911                 42,049
  Investment adviser fees and other receivables                                5,090                  5,331
  Real estate assets held for sale                                             1,451                 16,551
  Other current assets                                                        15,464                 12,116
                                                                  ----------------------------------------------

          Total current assets                                               108,489                130,433
                                                                  ----------------------------------------------


OTHER ASSETS:
  Investments:
    Investment in affiliates                                                   7,108                  7,593
    Investment companies                                                      18,738                 15,815
    Other investments                                                          1,193                  2,242
  Other receivables                                                            5,838                  5,844
  Deferred sales commissions                                                 199,901                213,819
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $3,174
    and $5,793 respectively                                                   11,697                  2,696
  Goodwill and other intangibles, net of accumulated
amortization of $4,316 and $4,197, respectively                                1,611                  1,818
                                                                  ----------------------------------------------

          Total other assets                                                 246,086                249,827
                                                                  ----------------------------------------------

Total assets                                                      $          354,575     $          380,260
                                                                  ==============================================

See notes to the consolidated financial statements.

Consolidated Balance Sheets (unaudited) (continued)
                                                                          July 31,              October 31,
                                                                            1999                   1998
                                                                  ----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                            $           16,809     $           17,013
  Accounts payable and accrued expenses                                       21,143                  9,882
  Dividend payable                                                             2,698                  2,681
  Current portion of long-term debt                                            9,319                 17,314
  Other current liabilities                                                    3,257                  2,067
                                                                  ----------------------------------------------

          Total current liabilities                                           53,226                 48,957
                                                                  ----------------------------------------------

OTHER LIABILITIES:
  6.22% Senior Note                                                           28,571                 35,714
                                                                  ----------------------------------------------

Deferred income taxes                                                         80,358                 83,780
                                                                  ----------------------------------------------

Commitments and contingencies                                                      -                      -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares,
Issued, 77,440 shares                                                              1                      1
  Non-voting common stock, par value $.015625per share:
    Authorized, 47,680,000
shares,                                                                          559                    556
Issued, 35,797,554 and 35,588,373 shares, respectively
  Accumulated other comprehensive income                                       4,159                  1,120
  Notes receivable from stock option exercises                                (3,363)                (2,957)
  Retained earnings                                                          191,064                213,089
                                                                  ----------------------------------------------

           Total shareholders' equity                                        192,420                211,809
                                                                  ----------------------------------------------

Total liabilities and shareholders' equity                        $          354,575     $          380,260
                                                                  ==============================================

See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited)
                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            1999             1998            1999             1998
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees          $         46,289 $        40,359  $       148,927 $        110,186
  Distribution income                                           44,023          24,849           98,928           67,032
  Income from real estate activities                               526           1,098            1,859            3,482
  Other income                                                     211             709            1,128            1,564
                                                      -------------------------------------------------------------------

          Total revenue                                         91,049          67,015          250,842          182,264
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                        16,816          15,662           52,119           42,863
  Amortization of deferred sales commissions                    19,906          17,012           43,963           47,082
  Sales commission expense                                           -               -           71,282                -
  Other expenses                                                18,099          12,845           47,999           34,968
                                                      -------------------------------------------------------------------

           Total expenses                                       54,821          45,519          215,363          124,913
                                                      -------------------------------------------------------------------

OPERATING INCOME                                                36,228          21,496           35,479           57,351

OTHER INCOME (EXPENSE):
  Interest income                                                  703           1,384            2,676            4,052
  Interest expense                                                (661)           (941)          (2,379)          (2,938)
  Gain on sale of investments                                    6,992              91            7,779            3,057
  Equity in net income (loss) of affiliates                         24             173             (117)             107
  Impairment loss on real estate                                     -               -                -           (2,636)
                                                      -------------------------------------------------------------------
INCOME BEFORE INCOME  TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                          43,286          22,203           43,438           58,993

INCOME TAXES                                                    16,881           8,555           16,941           23,008
                                                      -------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                     26,405          13,648           26,497           35,985

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                               -               -          (36,607)               -
                                                      -------------------------------------------------------------------

NET INCOME (LOSS)                                     $         26,405 $        13,648  $       (10,110)$         35,985
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited) (continued)
                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            1999             1998            1999             1998
                                                      -------------------------------------------------------------------

EARNINGS PER SHARE BEFORE
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE:
   Basic                                              $          0.74  $        0.38    $        0.74   $         0.99
                                                      ===================================================================
   Diluted                                            $          0.70  $        0.36    $        0.71   $         0.95
                                                      ===================================================================

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, PER SHARE:
   Basic                                              $             -  $            -   $      (1.02)   $             -
                                                      ===================================================================
   Diluted                                            $             -  $            -   $      (0.98)   $             -
                                                      ===================================================================

EARNINGS (LOSS) PER SHARE:
   Basic                                              $          0.74  $        0.38    $      (0.28)   $         0.99
                                                      ===================================================================
   Diluted                                            $          0.70  $        0.36    $      (0.27)   $         0.95
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $          0.08  $        0.06    $        0.23   $         0.18
                                                      ===================================================================

Weighted average common shares outstanding                     35,892         35,946           35,896           36,419
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                           37,686         37,462           37,247           37,877
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine Months Ended
                                                                                     July 31,
                                                                           1999                   1998
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                         $           54,386     $           61,928
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            (10,110)                35,985
Adjustments to reconcile net income to net cash used for
operating activities:
   Cumulative effect of change in accounting principle,
       net of tax                                                             36,607                      -
   Equity in net (income) loss of affiliates                                     117                   (107)
   Dividend received from affiliate                                              368                    430
   Impairment loss on real estate                                                  -                  2,636
   Deferred income taxes                                                      20,082                 19,272
   Amortization of deferred sales commissions                                 43,963                 47,082
   Depreciation and other amortization                                         1,165                  1,642
   Payment of capitalized sales commissions                                 (103,439)              (111,480)
   Capitalized sales charges received                                         12,974                 16,907
   Gain on sale of investments                                                (7,779)                (3,044)
   Changes in other assets and liabilities                                    10,072                 (4,776)
                                                                  ----------------------------------------------

       Net cash provided by operating activities                               4,020                  4,547
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate, equipment and
     leasehold improvements                                                  (10,568)                (1,127)
   Net decrease in notes and receivables from affiliates                        (400)                   702
   Proceeds from sale of real estate                                          25,170                      -
   Proceeds from sale of investments                                          34,417                159,154
   Purchase of investments                                                    (5,244)              (133,066)
                                                                  ----------------------------------------------

       Net cash provided by investing activities                              43,375                 25,663
                                                                  ----------------------------------------------

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (continued)
                                                                                Nine Months Ended
                                                                                    July 31,
                                                                           1999                   1998
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                      $          (27,138)    $          (14,332)
   Revolving credit facility borrowings                                       12,000                  7,000
   Proceeds from the issuance of non-voting
       common stock                                                            6,807                  4,974
   Dividends paid                                                             (8,087)                (6,597)
   Repurchase of non-voting common stock                                     (10,790)               (35,383)
                                                                  ----------------------------------------------

       Net cash used for financing activities                                (27,208)               (44,338)
                                                                  ----------------------------------------------

Net increase (decrease) in cash and equivalents                               20,187                (14,128)
                                                                  ----------------------------------------------

Cash and equivalents, end of period                               $           74,573     $           47,800
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $            1,877     $            2,311
                                                                  ==============================================
   Income taxes paid                                              $            5,162     $            7,811
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

(2) SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, the FASB staff concluded that subsequent to July 23, 1998, the effective date of the announcement, these offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

In order to comply with the requirements of both the FASB staff announcement and SOP 98-5, the Company expensed all offering costs incurred subsequent to July 23, 1998 in connection with the distribution of its closed-end funds and bank loan interval funds which did not have both 12b-1 fees and contingent deferred sales charges. Closed-end, interval and private fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were expensed as a cumulative effect of change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes," upon adoption of SOP 98-5 by the Company effective November 1, 1998. The cumulative effect of the adoption in the first fiscal quarter of 1999 was $36.6 million, net of income taxes of $23.4 million.

In April of 1999, the bank loan interval funds received shareholder approvals and a Securities and Exchange Commission ("SEC") exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC permitted the Company to resume the capitalization and amortization of sales commissions associated with the distribution of these funds. Accordingly, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to April 30, 1999 totaled $71.3 million.

The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) INVESTMENT IN AFFILIATE

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages a series of emerging market mutual funds sponsored by the Company. The Company's investment in LGM was $7.1 million and $7.6 million at July 31, 1999 and October 31, 1998, respectively. At July 31, 1999, the Company's investment exceeded its share of the underlying net assets of LGM by $5.3 million. This excess is being amortized over a twenty-year period.

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

Stock option transactions under the current plan and predecessor plans are summarized as follows:

              -------------------------------------------------------------
                                                                  Weighted
                                                                   Average
                                                  Shares    Exercise Price
              -------------------------------------------------------------
              (SHARE FIGURES IN THOUSANDS)
              Balance, October 31, 1997           2,642           $   7.95
              Granted                               654              18.08
              Exercised                            (641)              6.32
              Forfeited/Expired                     (49)             14.12
              -------------------------------------------------------------
              Balance, October 31, 1998           2,606          $   10.78
              -------------------------------------------------------------
              Granted                               706              23.01
              Exercised                            (537)              7.52
              Forfeited/Expired                     (23)             20.33
              -------------------------------------------------------------
              Balance, July 31, 1999              2,752          $   14.47
              =============================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) STOCK OPTION PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                    Weighted
                                                          Average         Weighted                              Weighted
                                                        Remaining          Average                               Average
                                       Outstanding    Contractual         Exercise       Exercisable as   Exercise Price
          Range of Exercise Prices      at 7/31/99           Life            Price          of  7/31/99
-----------------------------------------------------------------------------------    ----------------------------------
(SHARE FIGURES IN THOUSANDS)
$5.74 - $7.06                                  538            0.9          $  6.54                  536          $  6.54
$7.77 - $10.72                                 908            2.4            10.43                  655            10.41
$11.22 - $11.48                                 27            2.5            11.42                    1            11.48
$17.84 - $18.03                                544            3.2            17.85                  211            17.85
$19.63 - $20.82                                 42            4.8            19.88                    6            19.63
$22.94 - $25.23                                689            7.1            22.99                    8            23.08
$36.50                                           4            8.0            36.50                    -                -
===================================================================================    ==================================
                                             2,752            3.5          $ 14.47                1,417          $ 10.16
===================================================================================    ==================================

(5) COMMON STOCK REPURCHASES

In the first nine months of fiscal 1999, the Company purchased 458,200 shares of its non-voting common stock under its current share repurchase authorization.

(6) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $14.7 million, which exceeds its minimum net capital requirement of $1.3 million at July 31, 1999. The ratio of aggregate indebtedness to net capital at July 31, 1999 was 1.28 to 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7) REAL ESTATE ASSETS HELD FOR SALE

Real estate assets held for sale are as follows:

         (in thousands)                JULY 31, 1999           OCTOBER 31, 1998
         ----------------------------------------------------------------------
         Shopping center:
           Troy, NY             $            -          $            2,179

         Warehouses:
           Springfield, MA                1,451                      1,451
           Colonie, NY                        -                      1,579

         Office buildings:
           Boston, MA                         -                      6,151
           Boston, MA                         -                      3,775
           Troy, NY                           -                      1,416
                                 ----------------------------------------------

                                 $        1,451         $           16,551
                                 ==============================================

On March 30, 1999, the Company, through a wholly-owned subsidiary, sold the warehouse in Colonie, New York and recognized a pretax gain of $ 1.3 million based on an aggregate carrying value of $1.6 million.

On June 1, 1999, the Company, through a wholly-owned subsidiary, sold two office buildings located in Boston, Massachusetts. The Company recognized a pre-tax gain of approximately $12.4 million based on an aggregate carrying value $9.9 million.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," requires that the carrying value of assets held for sale be reported at the lower of carrying value or fair value less cost to sell. In accordance with the provisions of SFAS No. 121, the Company recognized a pre-tax impairment loss of $2.6 million in the first quarter of 1998 based on the estimated fair values, less cost to sell, of the shopping center and office building located in Troy, New York. On July 31, 1999, the Company, through a wholly-owned subsidiary, sold the shopping center and office building in Troy, New York. The purchaser agreed to acquire the property for fifty thousand dollars and the related indebtedness. At July 31, 1999, the Company had not yet received the required approvals releasing the Company as the obligor under the debt. At July 31, 1999, the outstanding portion of the debt, $2.2 million, has been included in the current portion of long-term debt. The Company recognized a pre-tax loss of $1.6 million based upon an aggregate carrying value of $3.7 million.

(8) UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $19.1 million and $59.2 million at July 31, 1999 and October 31, 1998, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $6.7 million and $4.7 million at July 31, 1999 and October 31, 1998, respectively, and gross unrealized losses of approximately $2.9 million at October 31, 1998, have been excluded from earnings and reported as a separate component of shareholders' equity, "Accumulated other comprehensive income," net of deferred taxes.

The Company has classified as trading securities having an aggregate fair value of $11.9 million at July 31, 1999. On February 28, 1999, the Company included in earnings a pre-tax loss of approximately $0.4 million related to the transfer of these securities from the available for sale category to the trading category. Gross unrealized losses related to securities classified as trading of approximately $0.4 million have been included in earnings at July 31, 1999.

(9) COMPREHENSIVE INCOME

Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the disclosure requirements for reporting comprehensive income in an entity's financial statements. Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses on securities. There was no impact on previously reported net income arising from the adoption of SFAS No. 130. The net unrealized holding gains and losses disclosed below are net of $1.9 million of deferred tax liabilities and $0.5 million of deferred tax assets at July 31, 1999 and 1998, respectively.


The following table shows comprehensive income for the nine months ended July 31, 1999 and 1998.

(IN THOUSANDS)                                                                     1999                  1998
----------------------------------------------------------------------------------------------------------------

Net income (loss)                                                         $    (10,110)      $         35,985
Net unrealized gain (loss) on available for sale securities                      3,039                 (2,378)
                                                                         ---------------------------------------

Comprehensive income (loss)                                               $     (7,071)      $         33,607
                                                                         =======================================

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

The Company reported earnings of $26.4 million or $0.70 per share (diluted) in the third quarter of fiscal 1999 compared to earnings of $13.6 million or $0.36 per share (diluted) in the third quarter of fiscal 1998.

Assets under management of $39.0 billion on July 31, 1999 were 42 percent higher than the $27.5 billion reported a year earlier as a result of net sales of new fund shares and appreciation of the market value of managed assets. As a result of continuous sales growth and private placements, equity fund assets increased to 41 percent of total assets under management on July 31, 1999 from 36 percent on July 31, 1998, and bank loan fund assets increased to 24 percent of total assets under management on July 31, 1999 from 19 percent on July 31, 1998. As a result of the growth in equity and bank loan funds, taxable and non-taxable fixed income funds decreased to 28 percent of total assets under management on July 31, 1999 from 36 percent on July 31, 1998.

In September 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, are to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, the FASB staff concluded that subsequent to July 23, 1998, the effective date of the announcement, these offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

In April of 1999, the bank loan interval funds received shareholder approvals and a Securities and Exchange Commission ("SEC") exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC permitted the Company to resume the capitalization and amortization of sales commissions associated with the distribution of these funds. Accordingly, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter. The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company reported revenue of $91.0 million in the third quarter of 1999 compared to $67.0 million in the third quarter of 1998, an increase of $24.0 million or 36 percent. Investment adviser and administration fees increased by 15 percent to $46.3 million in the third quarter of 1999 from $40.4 million in the third quarter of fiscal 1998, primarily as a result of the growth in total assets under management. The increase was offset by a reduction in the investment adviser and administration fees earned on the Company's bank loan interval funds resulting from the implementation of the distribution plans and the corresponding change in the fee structure of these funds. Distribution income increased 77 percent to $44.0 million in the third quarter of 1999 from $24.8 million a year earlier as a result of the growth in total assets under management and the implementation of the distribution plans on the Company's bank loan interval funds.

Total operating expenses increased 20 percent to $54.8 million in the third quarter of fiscal 1999 from $45.5 million in the third quarter of fiscal 1998. The increases noted in both compensation and other expenses reflect the increase in marketing expenses and sales incentives associated with strong mutual fund sales and private placements. Amortization of deferred sales commissions increased to $19.9 million in the third quarter of 1999 from $17.0 million in the third quarter of 1998. In the third quarter of 1999, the Company adjusted the amortization period of its deferred sales commission assets for certain of its mutual funds in order to better match amortization expense with projected distribution fee income. This adjustment resulted in an increase in amortization expense of $6.8 million in the third quarter of fiscal 1999. This increase was offset by a decrease in closed-end and interval fund deferred sales commission amortization resulting from the change in the accounting treatment of closed-end and interval fund commissions from November 1, 1998 to April 30, 1999. As noted above, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter.

Interest income decreased 50 percent to $0.7 million in third quarter of fiscal 1999 from $1.4 million in the third quarter of fiscal 1998. This decrease in interest income corresponds to the decrease in average cash and cash equivalents and short-term investment balances. The decrease in short-term investments and investment income is primarily due to increased commission payments resulting from higher sales levels in 1999. Gain on sale of investments increased to $7.0 million in the third quarter of fiscal 1999 from $0.1 million in the third quarter of fiscal 1998. The increase in gain sale of investments is primarily the result of net gains on the sale of real estate offset by losses related to the sale of certain marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998

The Company reported a loss of $10.1 million or $0.27 per share (diluted) in the first nine months of fiscal 1999 compared to earnings of $36.0 million or $0.95 per share (diluted) in the first nine months of fiscal 1998. Earnings for the first nine months of fiscal 1999 reflect the change in the accounting treatment of sales commissions paid in connection with the distribution of the Company's closed-end and interval funds. Closed-end, interval and private fund sales commissions paid and capitalized prior to and including July 23, 1998, the effective date of the FASB staff announcement, were recorded as a cumulative effect of a change in accounting principle in the first quarter of 1999. The cumulative effect of adoption, net of tax, was $36.6 million or $0.98 per share (diluted). On May 1, 1999, after shareholders adopted distribution plans for the Company's bank loan interval funds and the Securities and Exchange Commission provided certain regulatory approvals, the Company resumed capitalizing and amortizing commissions for these funds. The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

Total revenue increased $68.5 million or 38 percent to $250.8 million in the first nine months of fiscal 1999 from $182.3 million in the first nine months of fiscal 1998 primarily as a result of greater average assets under management. Investment adviser and administration fees increased to $148.9 million from $110.2 million primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased to $98.9 million from $67.0 million due to an increase in spread-commission fund assets under management and the implementation of the distribution plans on the Company's bank loan interval funds.

Total operating expenses increased to $215.4 million in the first nine months of fiscal 1999 from $124.9 million in the first nine months of fiscal 1998. The change in accounting treatment of closed-end and bank loan interval fund offering costs resulted in $71.3 million in sales commission expense in the first six months of fiscal 1999, which represents 79 percent of the net increase in operating expenses year over year. The increases noted in both compensation and other expenses were primarily the result of an increase in sales incentives and other marketing expenses associated with higher mutual fund sales, private placements and the offering of nine closed-end municipal bond funds in the first quarter of 1999. Amortization expense of deferred sales commissions decreased to $44.0 million in the first nine months of 1999 from $47.1 million in the first nine months of 1998 as a result of the change in accounting treatment of closed-end and bank loan interval fund offering costs. As noted above, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter.

Interest income decreased 34 percent to $2.7 million in third quarter of fiscal 1999 from $4.1 million in the third quarter of fiscal 1998. This decrease in interest income corresponds to the decrease in cash and cash equivalents and short-term investments. The decrease in short-term investments and investment income is primarily due to increased commission payments resulting from higher sales levels in 1999. Gain on sale of investments increased to $7.8 million in the third quarter of fiscal 1999 from $3.1 million in the third quarter of fiscal 1998. The increase in gain sale of investments is primarily the result of net gains on the sale of real estate offset by losses related to the sale of certain marketable equity securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $86.5 million at July 31, 1999, a decrease of $9.9 million from October 31, 1998.

Operating activities increased cash and cash equivalents by $4.0 million in the first nine months of fiscal 1999 compared to $4.5 million in the first nine months of fiscal 1998. The decrease in cash provided by operating activities fin the first nine months of fiscal 1999 can be attributed primarily to the increase in other expenses associated with increased fund sales and operating lease payments related to the Company's new office space. In the first nine months of fiscal 1999, the Company paid sales commissions to brokers totaling $174.7 million. The payments were comprised of $71.3 million of sales commissions related to sales of the Company's closed-end and interval funds from November 1, 1998 to April 30, 1999, $85.7 million of sales commissions related to fiscal
1999 sales of the Company's open-end funds, and $17.7 million of sales commissions related to sales of the Company's bank loan interval funds from May 1, 1999 to July 31, 1999. As described in Note 2 to the Company's unaudited consolidated financial statements, the $71.3 million of closed-end and interval fund sales commissions paid prior to April 30, 1999 were expensed as paid and therefore included as a component of net income in the Company's consolidated statements of net income and cash flows. Also as described in Note 2, effective May 1, 1999, the Company resumed capitalizing and amortizing sales commissions paid to brokers for sales of its bank loan interval funds. These commission payments, totaling $17.7 million, along with $85.7 million in sales commissions related to the sales of the Company's open-end funds for the nine months ended July 31, 1999, were capitalized as paid and therefore included as an adjustment to reconcile net loss to net cash provided by operating activities in the Company's consolidated statement of cash flows.

Investing activities, consisting of the purchase and sale of investments, leasehold improvements and real estate sales, increased cash and cash equivalents by $44.7 million in the first nine months of fiscal 1999 compared to $25.7 million in the first nine months of fiscal 1998. The primary source of cash in the first nine months of fiscal 1999 was the sale of short-term investments of $34.4 million offset by the purchase of $5.2 million in short-term investments and investments in investment companies. As described in
Note 7 to the Company's consolidated financial statements, the Company sold several of its real estate holdings resulting in proceeds of $25.2 million for the nine months ended July 31, 1999. In connection with the Company's move to its newly leased space in May of fiscal 1999, the Company spent $10.6 million on equipment and leasehold improvements.

Financing activities reduced cash and cash equivalents by $28.5 million and $44.3 million in the first nine months of fiscal 1999 and fiscal 1998, respectively. Significant financing activities during the first nine months of fiscal 1999 included the repayment of $7.1 million on the Company's 6.22 percent Senior Note and the repurchase of 458,200 shares of the Company's non-voting common stock under its authorized repurchase program. The Company's dividend was $0.23 per share in the first nine months of fiscal 1999 compared to $0.18 per share in the first six months of fiscal 1998.

At July 31, 1999, the Company had no borrowings outstanding under its $50 million senior unsecured revolving credit facility.

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

The Risk Assessment phase has been ongoing since the initiative began and will continue throughout 1999. The purpose of the Risk Assessment phase was to rate the criticality of the inventoried IT and non-IT items based on comprehensive guidelines set forth by the Year 2000 Steering Committee. These ratings (mission-critical, critical and non-critical) take into account the impact that a particular failure would have on the Company's ability to conduct day-to-day operations. The Company outsources to key service providers most of its mission-critical administrative functions relating to its funds, including but not limited to its transfer agency and custodial functions. As a result, the Risk Assessment and Remediation phases of the Company's initiative have focused on the mission-critical systems of these key service providers. These key providers, as well as all other third-party software and hardware vendors, have certified to the Company that they are Year 2000 compliant.

The Testing phase includes internal testing of all mission-critical and other critical systems, point-to-point testing with mission-critical service providers and industry-wide testing sponsored by the Securities Industry Association. The Company has completed internal testing of mission-critical systems.
Point-to-point testing with mission-critical service providers is one hundred percent complete and there are no outstanding issues. The Company participated in the Securities Industry Association's industry-wide testing during the first and second quarters of fiscal 1999. One hundred percent of the required transaction types were processed successfully in the simulation conducted by the Company, its testing partner, its transfer agent and the settlement clearinghouses used by industry participants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In earlier filings, the Company reported that the testing of certain critical systems would be completed by the end of the second quarter of fiscal 1999. However, all testing was not completed until three months later, on July 31, 1999. This delay can be attributed to the fact that one vendor took longer than expected to remediate the custom code of a critical system. This code has since been modified and testing had been completed.

The Company has developed contingency plans that address procedures to be followed to minimize the impact of a particular Year 2000 failure on the material day-to-day operations of the Company. These plans are expected to be fully tested and in place by September 30, 1999 for all systems. A particular Year 2000 failure may include, but not be limited to, infrastructure failures that limit access to the Company's facilities, network system failures or communication failures. The Company's contingency plans address these potential failures by providing for redundant off-site network systems, alternative communication capabilities and a back-up power supply. A Year 2000 failure may also occur with a software application supporting a core business process. Each business unit has developed contingency plans to address such a failure. The plan includes detailed steps to be followed to prepare for, implement and transition out of the contingency plan and may involve alternate systematic or manual procedures to perform the core business process. Finally, the Company relies on major third party service providers to provide contingency plans for systems and services they provide to the Company.

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

The total  estimated  cost of the Company's  Year 2000 Project is expected to be
$728,000. The total amount expended on the project through July 31, 1999 was approximately $557,000 of which $233,000 was expensed in the third quarter of 1999. Costs to date have primarily consisted of the oversight of testing remediated software, project management, non-critical business software application upgrades and participation in industry wide testing and conferences. The significant costs of remediation and testing have been borne by the company's vendors or third party service providers. These organizations have invested significant resources to become Year 2000 compliant and the costs associated with testing and planning, on behalf of the Company and the other clients of these firms, has been borne by these organizations.

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

The major sources of revenue for the Company (i.e., investment adviser fees and distribution income) are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. Also, financial market declines or adverse changes in interest rates will negatively impact the Company's assets under management and consequently, its revenue and net income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements. The Company is exposed to changes in the interest rates primarily in its cash, investment and debt transactions. The Company does not believe that the effect of reasonably possible near-term changes in interest rates on the Company's financial position would be material.

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

        Exhibit No.       Description

        27.1 Financial Data Schedule as of July 31, 1999 (filed herewith - electronic filing only).

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



                                            EATON VANCE CORP.
                                            -----------------
                                              (Registrant)




DATE:
September 14, 1999                         /s/William M. Steul
                            ----------------------------------------------
                                              (Signature)
                                           William M. Steul
                                       Chief Financial Officer



DATE:
September 14, 1999                       /s/Laurie G. Russell
                            ----------------------------------------------
                                             (Signature)
                                          Laurie G. Russell
                                      Chief Accounting Officer