Form 10-K
period 1999-10-31
EATON VANCE CORP
filed 2000-01-26
CIK 350797

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF
                         1934 For the fiscal year ended
                                October 31, 1999
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

             Maryland                                  04-2718215
             --------                                  ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

255 State Street, Boston, Massachusetts                  02109
---------------------------------------                ---------
(Address of principal executive offices)               (Zip Code)

                                 (617) 482-8260
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
         Title of each class                      on which registered
Non-Voting Common Stock ($0.015625 par value)   New York Stock Exchange
---------------------------------------------   -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
              Non-Voting Common Stock par value $0.015625 per share
              -----------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $38.00 on December 31, 1999 on the New York Stock Exchange was $1,023,895,978. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5% or more of the registrant's Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.
                  Class                    Outstanding at December  31, 1999
Non-Voting Common Stock,
  $0.015625 par value                                35,411,631
Common Stock, $0.015625 par value                        77,440

Portions of registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1999 (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.
===============================================================================

                                     PART I
ITEM 1. BUSINESS

The Company's principal business is creating, marketing and managing mutual funds and providing investment management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy-five years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. As of October 31, 1999, the Company managed $40.9 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

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

As of October 31, 1999, the Company provided investment advisory or administration services to over 70 Funds and to over 800 separately managed individual and institutional accounts. At that date, the Funds had aggregate net assets of $38.1 billion and the Company's separately managed accounts had aggregate net assets of $2.8 billion. The following table shows net assets in the Funds and the separately managed accounts for the dates indicated:

                               FUND AND SEPARATELY MANAGED ACCOUNT ASSETS
                                               AT OCTOBER 31,
                             -----------------------------------------------
                                1999      1998       1997      1996     1995
                             -----------------------------------------------
                                                (in millions)
Funds:
   Money Market              $   200   $   200    $   200   $   200  $   200
   Equities                   18,000     9,800      5,200     3,100    2,400
   Bank Loans                 10,000     6,200      3,900     2,800    1,400
   Taxable Fixed Income        2,500     2,200      2,100     1,300    1,300
   Non-Taxable Fixed Income    7,400     7,500      7,500     8,200    8,900
                             -----------------------------------------------
      Total                   38,100    25,900     18,900    15,600   14,200
                             -----------------------------------------------
Separately Managed Accounts    2,800     2,500      2,400     1,700    1,800
                             -----------------------------------------------
      Total                  $40,900   $28,400    $21,300   $17,300  $16,000
                             ===============================================

On October 31, 1999, equity fund assets increased to 44 percent of total assets under management from 34 percent on October 31, 1998, while taxable and non-taxable fixed-income fund assets decreased to 24 percent of total assets under management from 34 percent a year ago. Bank loan fund assets increased to 24 percent of total assets under management on October 31, 1999 from 22 percent a year ago.

In 1995, the Company increased its ownership interest in Lloyd George Management
(BVI) Limited ("LGM"), an independent investment management company based in Hong Kong. The two firms became affiliated in 1992 with the introduction of the Eaton Vance Greater China Funds, which are advised by LGM from its headquarters in Hong Kong. The investment management capabilities of LGM, with offices in Hong Kong, London and Mumbai, India coupled with the introduction of the Eaton Vance Medallion family of offshore funds, allow Eaton Vance to both manage and distribute mutual funds globally.

In 1996, the directors of the Medical Research Investment Fund, Inc. engaged EVM as administrator and EVD as distributor. The fund changed its name to EV Traditional Worldwide Health Sciences Fund and became a member of the Eaton Vance Family of Funds. The Fund, which concentrates investments in equity securities of domestic and foreign companies engaged in research and the health care industry, is managed by OrbiMed Advisors Inc. ("OrbiMed") (formerly named Mehta and Isaly Asset Management), the Fund's advisor since inception. In 1998, the fund converted to a multiple class structure and changed its name to Eaton Vance Worldwide Health Sciences Fund.

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

In 1998, the Company continued developing products that are managed to maximize after-tax returns by broadening its existing tax-efficient equity product line while maintaining a balanced asset mix with fixed income and bank loan funds. The Company launched Eaton Vance Tax-Managed International Growth Fund, a tax efficient equity fund, in April 1998. In 1998, the Company introduced Belair Capital Fund LLC, a privately placed fund for high net worth investors. In October 1998, the Company completed a successful offering of Eaton Vance Senior Income Trust, a New York Stock Exchange-listed, closed-end fund, investing primarily in bank loans. This Fund provides investors with liquidity through exchange listed trading and enhanced yields through the use of leverage.

The Company continued to expand its bank loan product-line in 1999 with the introduction of two institutional senior loan funds, making bank loan funds available through a broader group of financial intermediaries. In addition, the Company raised $4.7 billion (including leverage) in equity private placements for high net worth investors and $1.1 billion (including leverage) in 9 exchange-listed municipal bond fund public offerings. In an effort to expand its overseas fund business, the Company organized four new funds in Dublin, Ireland, for distribution in Europe and registered two additional funds in Hong Kong for sale in Hong Kong.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

Portfolio managers employed by the Company make investment decisions for all but six of the Eaton Vance Funds in accordance with each Fund's investment objectives and policies. Investment decisions for five international equity Funds are made by Lloyd George Management, an independent investment management company based in Hong Kong in which the Company owns a minority equity position. OrbiMed Advisors, Inc., an independent investment management company based in New York, makes investment decisions for Eaton Vance Worldwide Health Sciences Fund. The Company's portfolio management staff have, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements for management services with each of the Funds provide for fees ranging from 10 basis points of average net assets annually to 85 basis points of average net assets annually. The trustees of the respective Funds, a majority of the independent trustees, i.e., those unaffiliated with the management company must approve the investment advisory agreements annually. Fund shareholders must approve any amendments to the investment advisory agreements. The fund generally may terminate these agreements upon 30 to 60 days notice without penalty.

Investment counselors employed by the Company make decisions for the separately managed accounts. The Company's investment counselors use the same sources of information as Fund portfolio managers, but tailor investment decisions to the needs of individual clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 20 to 80 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees received for the past five years ended October 31, 1999:

                                          INVESTMENT ADVISORY AND
                                           ADMINISTRATION FEES*
                                          YEAR ENDED OCTOBER 31,
                            ---------------------------------------------------
                               1999      1998     1997       1996      1995
                            ---------------------------------------------------
                                              (in thousands)
Investment Advisory
  Fees - Funds               $174,027  $127,234  $ 95,531   $81,473   $69,094
Separately Managed Accounts    11,169    11,295     9,503     8,865     8,712
Administration Fees - Funds    12,181    12,662    12,071     7,793     4,631
                            ==================================================
     Total                   $197,377  $151,191  $117,105   $98,131   $82,437
                            ==================================================

      * Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds. The Company did not receive any management and administration fees from gold mining investments in 1999 or 1998.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

In 1993, the Company introduced the Master/Feeder structure for most of its Funds. Master/Feeder is a two-tiered arrangement in which Funds ("Feeder Funds") with substantially identical investment objectives pool their assets by investing in a common portfolio ("Master Fund"). Eaton Vance used Master/Feeder to introduce four distinct mutual fund families, with each family having its own prospectus, sales literature, product design and distribution structure (see Marketing and Distribution of Fund Shares below). The structure was intended to benefit fund shareholders through lower operating costs, while allowing the Company to offer cost-effective distribution alternatives to the investment professionals and their clients. In 1997, under revised SEC guidelines, the Company began to modify the Master/Feeder structure to reduce the number of Feeder Funds by merging some Feeder Funds into a single Fund with multiple classes. This modification has reduced operating costs by reducing prospectus and sales literature requirements, while continuing to offer a variety of distribution alternatives to investors and maintaining the ability to attract unaffiliated Feeder Funds.

Each Eaton Vance Master Fund (except funds managed by LGM or OrbiMed) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall management services to each of the Master Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies. The investment advisory agreements are approved by Fund shareholders and their continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees. Fund shareholders must approve any material amendments to the investment advisory agreements.

EVM also serves as administrator or manager under an Administration Service Agreement or Management Contract (each an "Agreement") to most Funds (including those managed by LGM and OrbiMed). Under such Agreements EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholder meetings, and other administrative services, including furnishing office space and office facilities, equipment and personnel which may be necessary for managing and administering the business affairs of the Funds. EVM (or an affiliate) provides investment management or advisory services to most of these Funds. For the services provided under the Agreements, each Fund is required, in some cases, to pay EVM a monthly fee calculated at an annual rate not to exceed 0.35% of average daily net assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

In addition, certain Funds have adopted distribution plans which, subject to applicable law, provide for the reimbursement to the Company for the payment of applicable sales commissions to the retail distribution firms through the payment of an ongoing distribution fee (i.e., a Rule 12b-1 fee). These distribution plans are implemented through distribution agreements between EVD and the Funds. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the Fund and distributes shares of the Fund through unaffiliated dealers. Each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees.

5
ITEM 1. BUSINESS (CONTINUED)

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

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes continuously-offered shares of Funds through EVD. EVD sells Fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 1999, 1998 and 1997 calendar years, the five dealer firms responsible for the largest volume of Fund sales accounted for approximately 28%, 35% and 36%, respectively, of the Company's Fund sales volume. EVD currently maintains a sales force of more than 38 wholesalers and 37 sales assistants. Wholesalers and their assistants work closely with the retail distribution network to assist in selling shares of Funds.

While a substantial majority of fund sales are made through national and large regional firms, in 1990 the Company embarked on a program to broaden its channels of distribution by establishing the Independent Financial Institutions sales force, a separate wholesaling force focusing on banks and financial planners. In an additional distribution initiative in 1997, the Company began offering its Funds to investors, without sales commissions or other transaction fees, through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells its U.S. registered Funds with up to four separate commission structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); and 4) institutional (Class I). For Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the Fund or Class shares sold. The Fund pays a service fee to authorized firms not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 25 basis points of average daily net assets.

For Class B shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four- to six-year period. The shareholder pays a contingent deferred sales charge to EVD if he or she redeems shares within a four-, five- or six-year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund or Class in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act of 1940. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund or Class pays a service fee to authorized firms not to exceed 25 basis points of average net assets.

6
ITEM 1. BUSINESS (CONTINUED)

For Class C shares, the shareholder pays no front-end commissions or contingent deferred sales charges after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. The Fund pays service fees at an annual rate not to exceed 25 basis points of average net assets. The introduction of level-load shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

For Class I shares, a minimum investment of $250,000 or higher is required and the shareholder pays no sales charges. The introduction of institutional shares has made a number of funds available to a broader group of financial intermediaries.

In addition to its U.S. registered Funds, the Company also sponsors a family of Cayman Island domiciled offshore funds known as the Eaton Vance Medallion family of funds. The Medallion Funds are sold by certain dealer firms through EVD to non-U.S. persons, with commission structures similar to those of the U.S. registered Funds. The Company earns distribution, administration and advisory fees directly or indirectly from the Medallion Funds.

Reference is made to Note 14 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 1999 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total revenue of the Company.

SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both Rule 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants, Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." The FASB staff concluded that subsequent to July 23, 1998, the effective date of the announcement, these offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

In order to comply with the requirements of both the FASB staff announcement and SOP 98-5, the Company expensed all offering costs incurred subsequent to July 23, 1998 in connection with the distribution of its closed-end funds and bank loan interval funds which did not have both Rule12b-1 fees and contingent deferred sales charges. The Company also expensed closed-end, interval and private fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement as a cumulative effect of change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes," upon adoption of SOP 98-5 by the Company effective November 1, 1998. The cumulative effect of the adoption in the first fiscal quarter of 1999 was $36.6 million, net of income taxes of $23.4 million.

In April 1999, the bank loan interval funds received shareholder approval and a Securities and Exchange Commission ("SEC") exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the Company resumed capitalizing and amortizing sales commissions associated with the distribution of these funds effective May 1, 1999, the beginning of the third fiscal quarter. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to April 30, 1999 totaled $71.3 million.

The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or information included in its filings with the SEC (including this Form 10-K) may contain statements, which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed in "Competitive Conditions and Risk Factors" below.

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

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance Funds and separately managed accounts. As a result, the Company is dependent upon the contractual relationships it maintains with these funds and separately managed accounts. In the event that any of the management contracts, administration contracts, underwriting contracts or service agreements are not renewed pursuant to the terms of these contracts or agreements, the Company's financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser fees and distribution income) are calculated as percentages of assets under management. A decline in securities prices in general would reduce fee income. Also, financial market declines or adverse changes in interest rates would negatively impact the Company's assets under management and consequently, its revenue and net income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses would reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits might not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

REGULATION

EVM and BMR are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance Funds are registered with the SEC under the Investment Company Act of 1940. Except for private Funds exempt from registration, each Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM or BMR engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and other federal and state agencies. EVD is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. On February 18, 1999, the Company identified that EVD was in violation of its net capital requirements since January 31, 1999. Upon identification of the violation, the Company notified the SEC and NASD and immediately remedied the violation. Net capital subsequent to the remedy exceeded EVD's net capital requirement. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

The Company's officers, directors and employees may from time to time own securities that are held by one or more of the Funds. The Company's internal policies with respect to individual investments by investment professionals require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest.

EMPLOYEES

On October 31, 1999, the Company and its wholly owned subsidiaries had 395 full-time employees. On October 31, 1998, the comparable figure was 367.

ITEM 2. PROPERTIES

Northeast Properties, LLC, a wholly owned subsidiary of the Company, owns an investment property in Springfield, Massachusetts. For information with respect to this property, reference is made to Schedule III and Note 4 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 1999 Annual Report to Shareholders (Exhibit 13.1 hereto), both of which are incorporated herein by reference.

As noted in Schedule III and Note 4 to Consolidated Financial Statements contained in the Eaton Vance Corp. 1999 Annual Report to Shareholders, in 1999 the Company sold a warehouse in Colonie, New York , a shopping center and office building in Troy, New York and two office buildings in Boston, Massachusetts. The Company expects the sale of the remaining property in Springfield, Massachusetts to be completed in fiscal 2000.

The Company conducts its principal operations through leased offices located in Boston, Massachusetts. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of holders of Voting Common Stock ("Stockholders") of Eaton Vance Corp. was held at the principal office of the Company on October 13, 1999. All of the outstanding Voting Common Stock, namely 77,440 shares, was represented in person at the meeting.

The following matters received the affirmative vote of the outstanding Voting Common Stock and were approved:

1) The authorization to repurchase 2,000,000 shares of the Company's Non-voting Common Stock.

2) The Restricted Stock Plan, adopted by the Board of Directors on October 13, 1999.

3) The revisions to the 1998 Executive Loan Program, adopted by the Board of Directors on October 15, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.015625 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.015625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 1999, was 950. The additional information required to be disclosed in Item 5 is found on page 7 of the Company's 1999 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Price and Dividend Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data appearing under the caption "Five Year Summary" on page 13 of the Company's 1999 Annual Report to Shareholders, furnished as Exhibit
13.1 hereto, is incorporated by reference. A reference is also made to the discussion of the significant accounting change on page 6 of Item 1 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of financial condition and results of operations appearing on pages 14 through 22 of the Company's 1999 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk appearing under the caption of "Market Risk" within Management's Discussion and Analysis of financial condition and results of operations appearing on page 22 of the Company's 1999 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 23 through 41 of the Company's 1999 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 1999:


NAME                       AGE     POSITION
-------------------------------------------------------------------------------

James B. Hawkes            58      Chairman of the Board, President,
                                     Chief Executive Officer

Benjamin A. Rowland, Jr.   64      Vice President and Director
John G. L. Cabot           65      Director
John M. Nelson             67      Director
Vincent M. O'Reilly        61      Director
Ralph Z. Sorenson          66      Director
Alan R. Dynner             59      Vice President and Chief Legal Officer
Thomas E. Faust, Jr.       41      Vice President and Director of Equity
                                     Research and Management
Thomas Otis                68      Vice President and Secretary
Laurie G. Russell          33      Vice President and Chief Accounting Officer
William M. Steul           57      Vice President, Treasurer and Chief
                                     Financial Officer
Peter D. Stokinger         35      Vice President and Internal Auditor
Wharton P. Whitaker        55      President, Eaton Vance Distributors, Inc.

Eaton Vance Corp. was founded as a holding company by Eaton & Howard, Vance Sanders, Inc. in February 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June, 1984 and reorganized as Eaton Vance Management in October, 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this
Item 10, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. In general, the following officers hold their positions for a period of one year or until their successors are duly chosen or elected.

Mr. Hawkes was elected Chairman of the Board in October, 1997 and President and Chief Executive Officer in October, 1996. He was Executive Vice President of the Company from January, 1990 to October, 1996 and a Vice President of the Company from June, 1975 to January, 1990. He has been a Director since January, 1982. Mr. Hawkes serves as Chairman of the Executive Committee and as a member of the Management and Nominating Committees established by the Company's Board of Directors. Mr. Hawkes is an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Rowland has been a Vice President of the Company since April, 1969 and a Director since January, 1982. He serves as a member of the Management Committee established by the Company's Board of Directors.

Mr. Cabot has served as a Director of the Company since March, 1989. He is Chairman of the Audit and Nominating Committees and serves as a member of the Compensation and Option Committees established by the Company's Board of Directors. Mr. Cabot is also a Director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Nelson has served as Director of the Company since January, 1998. He serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is a Director of the TJX Companies, Brown & Sharpe Manufacturing Company, Commerce Holdings, Inc. and Stocker and Yale, Inc.

Mr. O'Reilly has served as a Director of the Company since April, 1998. He serves as a member of the Audit and Nominating Committees established by the Company's Board of Directors. Mr. O'Reilly serves as a faculty member at the Carroll Graduate School of Management at Boston College and as a Director of the Neiman Marcus Group and Teradyne, Inc. Mr. O'Reilly is also Vice-Chairman of the Board of the New England Independent System Operator.

Mr. Sorenson has served as a Director of the Company since March, 1989. He is Chairman of both the Compensation and Option Committees and serves as a member of both the Audit and Nominating Committees established by the Company's Board of Directors. Mr. Sorenson also serves as a Director of Houghton Mifflin Company, Polaroid Corporation, Northern Trust Bank of Colorado, Exabyte Corp. and Whole Foods Market.

Mr. Dynner has been a Vice President and Chief Legal Officer of the Company since November, 1996. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. From February, 1994 to September, 1995 he was Executive Vice President of Newberger & Berman Management, Inc., a mutual fund management company. Mr. Dynner is a member of the Management Committee established by the Company's Board of Directors. He is an officer of all the registered investment companies for which Eaton Vance Management and Boston Management and Research acts as investment adviser.

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

Ms. Russell has been Chief Accounting Officer since October, 1997 and a Vice President since June, 1994. She was the Internal Auditor of the Company from June, 1994 to October, 1997. Prior to joining the Company, Ms. Russell was a Senior Accountant with Deloitte & Touche LLP.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal 1999 all Section 16(a) filing requirements applicable to such individuals were complied with except for a report covering one transaction filed late by each of Benjamin A. Rowland, John Cabot and Peter Stokinger. Also, Landon Clay, a beneficial owner of greater than 10 percent of the Company's Non-Voting Common Stock, did not file his Form 5 on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                             LONG TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                           ANNUAL COMPENSATION                AWARDS
                                                -------------------------------------------------------
                                                                                             SECURITIES
                                                                           OTHER ANNUAL      UNDERLYING      ALL OTHER
                                  YEAR           SALARY        BONUS      COMPENSATION(1)     OPTIONS      COMPENSATION(2)
--------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION                       ($)            ($)            ($)             (#)             ($)
--------------------------------------------------------------------------------------------------------------------------
James B. Hawkes                   1999          430,000      1,750,000          4,894          70,000          30,000
Chief Executive Officer
                                  1998          415,000      1,410,000          4,038          70,000          30,000
                                  1997          400,000        755,000          1,350         400,000          30,000
--------------------------------------------------------------------------------------------------------------------------
Alan R. Dynner                    1999          265,000        350,000          9,414          20,000          30,000
Vice President
                                  1998          260,000        300,000          8,095          15,000          30,000
                                  1997          250,000        260,000              -         120,000          30,000
--------------------------------------------------------------------------------------------------------------------------
Thomas E. Faust, Jr.              1999          315,000      1,535,000         51,941          40,000          30,000
Vice President
                                  1998          300,000      1,250,000         56,709          39,600          30,000
                                  1997          250,000      1,060,000          6,968          60,000          30,000
--------------------------------------------------------------------------------------------------------------------------
William M. Steul                  1999          270,000        350,000          9,399          20,000          30,000
Vice President
                                  1998          266,000        300,000          4,865          15,000          30,000
                                  1997          260,000        240,000          4,509          24,000          30,000
--------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker               1999          249,000      1,340,819          9,425          20,000          30,000
President, EVD
                                  1998          245,000        977,417          8,108          15,000          30,000
                                  1997          235,000        588,814          1,252          24,000          30,000
--------------------------------------------------------------------------------------------------------------------------

      (1) The amounts appearing under "Other Annual Compensation" represent the 10% discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

      (2) The amounts appearing under "All Other Compensation" represent contributions by the Company to the Company's Profit Sharing Plans, Supplemental Profit Sharing and 401(k) Plans.

(B)  OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 1999 to the named executive officers:

                                                   PERCENTAGE                                   POTENTIAL REALIZABLE
                                                    OF TOTAL                                      VALUE AT ASSUMED
                                    NUMBER OF        OPTIONS                                   ANNUAL RATES OF STOCK
                                   SECURITIES      GRANTED TO      EXERCISE                      PRICE APPRECIATION
                                   UNDERLYING     EMPLOYEES IN      PRICE        EXPIRATION       FOR OPTION TERM(1)
             NAME                OPTIONS GRANTED   FISCAL YEAR    ($/SHARE)         DATE           5% ($)      10% ($)
----------------------------------------------------------------------------------------------------------------------
James B. Hawkes                       65,645         9%             22.9375       11/02/06         416,006     919,265
                                       4,355         1%             25.2313       11/02/03          30,358      67,084
Alan R. Dynner                        20,000         3%             22.9375       11/02/06         126,744     280,071
Thomas E. Faust, Jr.                  35,645         5%             22.9375       11/02/06         225,890     499,157
                                       4,355         1%             25.2313       11/02/03          30,358      67,084
William M. Steul                      20,000         3%             22.9375       11/02/06         126,744     280,071
Wharton P. Whitaker                   20,000         3%             22.9375       11/02/06         126,744     280,071

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

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 1999 and stock options held as of October 31, 1999 by the named executive officers.

                                                                NUMBER OF
                             SHARES                       SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                          ACQUIRED ON      VALUE      UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                            EXERCISE      REALIZED               YEAR END                       YEAR END (1)
                          ------------- ------------- ------------------------------- ---------------------------------
                                                         EXERCISABLE   UN-EXERCISABLE    EXERCISABLE   UN-EXERCISABLE
          NAME                (#)           ($)             (#)             (#)             ($)              ($)
------------------------- ------------- ------------- ---------------- -------------- ---------------- ----------------
James B. Hawkes                 25,000       310,468          247,200        307,800        5,671,511        6,115,465
Thomas E. Faust, Jr.            45,000       970,671           63,200         92,800        1,427,643        1,515,201
Alan R. Dynner                       -             -           84,700         70,300        1,954,354        1,332,123
William M. Steul                96,460     2,438,220           44,000         35,000        1,112,522          470,173
Wharton P. Whitaker             11,288       127,878           17,992         35,000          427,319          470,173


(1) Based on the fair market  value of the  Company's  common  stock on October 31, 1999  ($34.188)  as reported on the New York
    Stock Exchange, less the option exercise price.

(D) COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $5,000 per quarter and $1,000 per meeting. During the fiscal year ended October 31, 1999, John G.L. Cabot and Ralph Z. Sorenson each received $31,000; in addition, each was granted options for 2,981 shares. During the fiscal year ended October 31, 1999, John M. Nelson and Vincent M. O'Reilly each received $28,000; in addition, each was granted options for 2,981 shares.


(E) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.015625 par value (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 1999), James B. Hawkes, Thomas E. Faust, Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer. The Voting Trust expires October 30, 2000. The Voting Trustees have unrestricted voting rights to elect the Company's directors. At December 31, 1999, the Company had outstanding 77,440 shares of Common Stock. Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are five or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at December 31, 1999, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 77,440 shares of the Common Stock then outstanding:

                                                NUMBER OF SHARES OF
                                                VOTING COMMON STOCK
  TITLE OF CLASS            NAME                COVERED BY RECEIPTS  % OF CLASS
-------------------------------------------------------------------------------
Voting Common Stock    James B. Hawkes               18,560              24%
Voting Common Stock    Thomas E. Faust, Jr.          13,953              18%
Voting Common Stock    Alan R. Dynner                 9,279              12%
Voting Common Stock    William M. Steul               9,279              12%
Voting Common Stock    Wharton P. Whitaker            9,279              12%
Voting Common Stock    Thomas J. Fetter               3,873               5%
Voting Common Stock    Duncan W. Richardson           3,873               5%
Voting Common Stock    Jeffrey P. Beale               2,336               3%
Voting Common Stock    Scott H. Page                  2,336               3%
Voting Common Stock    Payson F. Swaffield            2,336               3%
Voting Common Stock    Michael W. Weilheimer          2,336               3%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

Mr. Hawkes is an officer and Director of the Company and Voting Trustee of the Voting Trust; Messrs. Dynner, Faust and Steul are all officers of the Company and Voting Trustees of the Voting Trust; Mr. Whitaker is President of Eaton Vance Distributors, Inc. and a Voting Trustee of the Voting Trust; Messrs. Fetter, Richardson, Beale, Page Swaffield and Weilheimer are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.015625 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 1999, the officers and Directors of the Company, as a group, beneficially owned 3,418,764 shares of such Non-Voting Common Stock or 10% of the 35,411,631 shares then outstanding. (Such figures include 735,648 shares subject to options exercisable within 60 days and are based solely upon information furnished by the officers and Directors.)

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Non-Voting Common Stock,
(ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 1999 (such investment power being sole unless otherwise indicated):

                                                     AMOUNT OF       PERCENTAGE
                                                     BENEFICIAL          OF
   TITLE OF CLASS          BENEFICIAL OWNERS       OWNERSHIP (A)      CLASS (B)
-------------------------- ----------------------------------------------------
Non-Voting Common Stock    Landon T. Clay          5,783,844  (d)      16.33
Non-Voting Common Stock    James B. Hawkes         1,312,045  (c)(f)    3.63
Non-Voting Common Stock    Benjamin A. Rowland,Jr.   798,002  (c)(e)    2.21
Non-Voting Common Stock    Thomas E. Faust, Jr.      383,635  (c)       1.06
Non-Voting Common Stock    Wharton P. Whitaker       328,821  (c)       0.91
Non-Voting Common Stock    William M. Steul          155,281  (c)       0.43
Non-Voting Common Stock    Alan R. Dynner            125,500  (c)       0.35
Non-Voting Common Stock    John G. L. Cabot          101,021  (c)(g)    0.29
Non-Voting Common Stock    Ralph Z. Sorenson          44,433  (c)       0.12
Non-Voting Common Stock    John M. Nelson              5,577  (c)       0.02
Non-Voting Common Stock    Vincent M. O'Reilly         1,993  (c)       0.01

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

    (a)  Based solely upon information furnished by the individuals.

    (b) Based on 35,411,631 outstanding shares plus options exercisable within 60 days of 388,311 for Mr. Hawkes, 12,422 for Mr. Rowland, 104,311 for Mr. Faust, 20,464 for Mr. Whitaker, 46,472 for Mr. Steul, 122,894 for Mr. Dynner, 6,777 for Mr. Cabot, 6,777 for Mr. Sorenson, 1,577 for Mr. Nelson and 1,393 for Mr. O'Reilly.

    (c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer and directors as listed in Note (b) above.

    (d) Includes 10,000 shares held by Mr. Clay's children, 4,180 shares held in the trust of a profit sharing retirement plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay and 25,420 shares held in trust of a profit sharing retirement plan for employees of LTC Corp., wholly owned by Mr. Clay.

    (e) Includes 4,800 shares owned by Mr. Rowland's spouse as to which Mr. Rowland disclaims beneficial ownership.

    (f) Includes 46,580 shares owned by Mr. Hawkes' spouse and 29,721 shares held by Mr. Hawkes' daughter.

    (g)  Includes 16,000 shares held in a family limited partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Not applicable.

(B) CERTAIN BUSINESS RELATIONSHIPS

James B. Hawkes, a Director and chief executive officer of the Company, is an officer and director, trustee or general partner of various investment companies for which either EVM or BMR serves as investment adviser and for which EVD acts as principal underwriter; such investment companies make substantial payments to these subsidiaries for advisory and management services or under their distribution plans.

(C)  INDEBTEDNESS OF MANAGEMENT

In 1998, the Company increased to $10,000,000 the amount of money in the Executive Loan Program, which is available for loans to certain key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $2,231,000 at October 31, 1999.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1998, in an aggregate amount in excess of $60,000:

                         LARGEST AMOUNT OF        LOANS      RATE OF INTEREST
                         LOANS OUTSTANDING   OUTSTANDING AS  CHARGED ON LOANS
                           SINCE 11/1/98       OF 12/31/99    AS OF 12/31/99
------------------------------------------------------------------------------
James B. Hawkes              $ 545,012         $ 545,012     4.83% - 7.61%  (1)
Thomas E. Faust                 81,758                 -               n/a
Benjamin A. Rowland, Jr.       186,620           152,620             5.63%
Wharton P. Whitaker             99,998            99,925             6.43%

(1) 6.11% interest payable on $66,000 principal amount of loan, 5.31% interest payable on $109,821 principal amount, 5.74% interest payable on $44,171 principal amount, 7.61% interest payable on $30,800 principal amount, 6.77% interest payable on $100,000 principal amount and 4.83% interest payable on $194,220 principal amount.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (1) The following consolidated financial statements of Eaton Vance Corp. and report of independent accountants, included on pages 23 through 40 of the Annual Report, are incorporated by reference as a part of this Form 10-K:

                                                                       SEPARATE
                                                                       DOCUMENT
         EATON VANCE CORP. 1999 ANNUAL REPORT TO SHAREHOLDERS       PAGE NUMBER
-------------------------------------------------------------------------------
         Consolidated Statements of Income for each of the three
         years in the period ended October 31, 1999                          23

         Consolidated Balance Sheets as of October 31, 1999 and 1998      24-25

         Consolidated Statements of Cash Flows for each of the three
         years in the period ended October 31, 1999                          26

         Consolidated Statements of Shareholders' Equity and
         Comprehensive Income for each of the three years in the period
         ended October 31, 1999                                              27

         Notes to Consolidated Financial Statements                       28-40

         Independent Auditors' Report                                        41

    (2) The following consolidated financial statement schedules and independent accountants' report are filed as part of this Form 10-K and are located on the following pages:

         DESCRIPTION                                                PAGE NUMBER
-------------------------------------------------------------------------------

        Independent Auditors' Report on Financial Statement Schedules        22

        Schedule II Valuation and Qualifying Accounts                        23

        Schedule III Real Estate and Accumulated Depreciation             24-25

        All other schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

    (3) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 28 through 31 and is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

The Company filed a Form 8-K with the SEC on May 3, 1999 regarding the impact of a significant accounting change.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 1999 and 1998, and for each of the three years in the period ended October 31, 1999, and have issued our report thereon dated November 30, 1999, which report includes an explanatory paragraph relating to changes in the method of accounting for offering costs incurred in connection with the distribution of closed-end funds; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Eaton Vance Corp. and its subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 30, 1999

EATON VANCE CORP.
VALUATION AND QUALIFYING ACCOUNTS
SCHEDULE II

YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
------------------------------------------------------------------------------

                                               ADDITIONS
                                BALANCE AT    CHARGED TO                BALANCE
                                BEGINNING      COSTS AND                 AT END
DESCRIPTION                      OF YEAR       EXPENSES    DEDUCTIONS   OF YEAR
-------------------------------------------------------------------------------

Valuation accounts deducted
 from assets to which they
 apply:
  Allowance for doubtful
  accounts on notes
  receivable and
  receivables from
  affiliates:
 Year ended October 31:
          1999                     -              -           -           -
          1998                     -              -           -           -
          1997                 $ 775,000          -        $775,000       -

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION

OCTOBER 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------


                                                         COSTS
                                                      CAPITALIZED GROSS CARRYING AMOUNT
                                      INITIAL COST    SUBSEQUENT  OCTOBER 31, 1998(1)(2)
                                 --------------------     TO      ----------------------
                                                      ACQUISITION                                     DATE OF             DEPRE-
                                                       (IMPROVE-                        ACCUMULATED   CONSTRUC-  DATE     CIABLE
      DESCRIPTION  ENCUMBRANCES   LAND      BUILDINGS    MENTS)      LAND   BUILDINGS   DEPRECIATION    TION    ACQUIRED   TION
--------------------------------------------------------------------------------------------------------------------------------
Warehouse -
Springfield, MA         -        145,833    1,967,684     193,338   145,833  2,161,022      855,716      1974  11/02/84   30 yrs
================================================================================================================================

(1) The aggregate  cost of real estate for federal  income tax purposes is  approximately  the same as the gross  carrying  amount recorded for book purposes.

(2) All real estate is classified as available for sale at October 31, 1999.

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION  (CONTINUED)                                                 SCHEDULE III

YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------------------------------------------
                                                                    1999                1998               1997
                                                              ----------------- ----------------- ------------------
LAND AND BUILDINGS:
Gross carrying amount, beginning of year                             -               $20,532,859        $26,353,167
     Additions during period:
          Acquisition (1)                                            -                 -                  5,855,284
          Improvements                                               -                   512,220            833,184
     Deductions during period:
         Cost of real estate sold                                    -                 -                   (78,203)
         Reclassification of assets held for sale (2) (3)            -              (21,045,079)       (12,430,573)
                                                              ======================================================
Gross carrying amount, end of year                                   -                 -                $20,532,859
                                                              ======================================================

Accumulated depreciation, beginning of year                          -                $4,494,720         $7,534,281
     Additions during period:
          Depreciation                                               -                   395,484            852,435
     Deductions during period:
          Reclassification of assets held for sale (2) (3)           -               (4,890,204)        (3,891,996)
                                                              ======================================================
Accumulated depreciation, end of year                                -                 -                 $4,494,720
                                                              ======================================================

(1) In 1997, the Company acquired the remaining 50 percent interest in a partnership which owns an office building in Boston, Massachusetts for $0.6 million in cash. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition.

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

(3) In 1998, the Company committed to a plan to sell all of its remaining properties. The Company had committed to a plan to sell two warehouse buildings located in Springfield, Massachusetts and Colonie, New York and a shopping center in Goffstown, New Hampshire in 1997. See Note 4 of the Notes to the Consolidated Financial Statements for
    a discussion of real estate assets.

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

                                           January 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes        Chairman, Director and          January 26, 2000
James B. Hawkes            Principal Executive Officer

/s/ William M. Steul       Chief Financial Officer         January 26, 2000
 William M. Steul

/s/ Laurie G. Russell      Chief Accounting Officer        January 26, 2000
Laurie G. Russell

/s/ John G.L. Cabot        Director                        January 26, 2000
John G.L. Cabot

/s/ John M. Nelson         Director                        January 26, 2000
John M. Nelson

/s/ Vincent M. O'Reilly    Director                        January 26, 2000
Vincent M. O'Reilly

/s/ Ralph Z. Sorenson      Director                        January 26, 2000
Ralph Z. Sorenson

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

10.6 Copy of 1986 Employee Stock Purchase Plan as amended and restated by the Eaton Vance Corp. Board of Directors on April 8, 1992 has been filed as
      Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1992 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.19 Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

EXHIBIT NO.       DESCRIPTION

10.22 Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 (filed herewith).

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 1999 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 1999 (filed herewith).

23.1  Independent Auditors' Consent (filed herewith).

27.1 Financial Data Schedule as of October 31, 1999 (filed herewith - electronic filing only).

99.2  List of Eaton Vance Corp. Open Registration Statements (filed herewith).