Form 10-Q
period 2000-01-31
EATON VANCE CORP
filed 2000-03-10
CIK 350797

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


For the period ended January 31, 2000                 Commission File No. 1-8100


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


   Shares outstanding as of January 31, 2000:
        Voting Common Stock -  77,440 shares
        Non-Voting Common Stock -  35,448,326 shares


                               Page 1 of 21 pages
================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                           January 31,            October 31,
                                                                              2000                   1999
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                                        $   40,756             $   77,395
  Short-term investments                                                          59,252                      -
  Investment adviser fees and other receivables                                    7,656                  9,101
  Real estate asset held for sale                                                  1,451                  1,451
  Other current assets                                                             3,039                  2,541
                                                                         ---------------------------------------

          Total current assets                                                   112,154                 90,488
                                                                         ---------------------------------------


OTHER ASSETS:
  Investments:
    Investment in affiliate                                                        7,239                  7,235
    Investment companies                                                          16,050                 15,106
    Other investments                                                              6,274                  6,326
  Other receivables                                                                5,834                  5,836
  Deferred sales commissions                                                     218,913                219,201
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $3,675
    and $3,425, respectively                                                      12,405                 12,459
  Goodwill and other intangibles, net of accumulated
     amortization of $456 and $422, respectively                                   1,544                  1,578
                                                                         ---------------------------------------

          Total other assets                                                     268,259                267,741
                                                                         ---------------------------------------

Total assets                                                                  $  380,413        $       358,229
                                                                         =======================================

See notes to consolidated financial statements.

Consolidated Balance Sheets (unaudited) (continued)

                                                                        January 31,              October 31,
                                                                            2000                     1999
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                 $         8,541            $      20,947
  Accounts payable and accrued expenses                                         14,347                   14,938
  Dividend payable                                                               3,375                    3,357
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                     15,177                    2,505
                                                                      ------------------------------------------

          Total current liabilities                                             48,583                   48,890
                                                                      ------------------------------------------


OTHER LIABILITIES:
  6.22% Senior Note                                                             28,571                   28,571
                                                                      ------------------------------------------

Deferred income taxes                                                           86,688                   86,500
                                                                      ------------------------------------------

Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares
Issued, 77,440 shares                                                                1                        1
  Non-voting common stock, par value $.015625 per share:
    Authorized, 47,680,000
shares                                                                             554                      550
Issued, 35,448,326 and 35,182,355 shares, respectively
  Accumulated other comprehensive income                                         4,730                    4,040
  Notes receivable from stock option exercises                                  (2,302)                  (2,231)
  Retained earnings                                                            213,588                  191,908
                                                                      ------------------------------------------

           Total shareholders' equity                                          216,571                  194,268
                                                                      ------------------------------------------

Total liabilities and shareholders' equity                            $        380,413          $       358,229
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  2000                  1999
                                                                          --------------------------------------------
                                                                                    (in thousands, except per share
                                                                                 figures)
REVENUE:
  Investment adviser and administration fees                               $        52,936           $        47,305
  Distribution income                                                               48,664                    27,052
  Income from real estate activities                                                     -                       666
  Other income                                                                         648                       454
                                                                          --------------------------------------------

          Total revenue                                                            102,248                    75,477
                                                                          --------------------------------------------

EXPENSES:
  Compensation of officers and employees                                            17,574                    17,444
  Amortization of deferred sales commissions                                        20,243                    12,020
  Sales commission expense                                                               -                    47,478
  Other expenses                                                                    19,187                    14,738
                                                                          --------------------------------------------

           Total expenses                                                           57,004                    91,680
                                                                          --------------------------------------------

OPERATING INCOME (LOSS)                                                             45,244                   (16,203)

OTHER INCOME (EXPENSE):
  Interest income                                                                      983                     1,315
  Interest expense                                                                    (573)                     (889)
  Gain (loss) on sale of investments                                                    50                       (98)
  Equity in net income (loss) of affiliates                                              3                      (116)
                                                                          --------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                                  45,707                   (15,991)

INCOME TAXES                                                                        17,368                    (6,236)
                                                                          --------------------------------------------

INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                       28,339                    (9,755)

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  INCOME TAXES                                                                           -                   (36,607)
                                                                          --------------------------------------------

NET INCOME (LOSS)                                                          $        28,339           $       (46,362)
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited) (continued)

EARNINGS (LOSS) PER SHARE BEFORE
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE:
     Basic                                                                $ 0.80                       $(0.27)
                                                                          ============================================
     Diluted                                                              $ 0.77                       $(0.27)
                                                                          ============================================

CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, PER SHARE:
     Basic                                                                $-                           $(1.02)
                                                                          ============================================
     Diluted                                                              $-                           $(1.02)
                                                                          ============================================

EARNINGS (LOSS) PER SHARE:
     Basic                                                                $ 0.80                       $(1.29)
                                                                          ============================================
     Diluted                                                              $ 0.77                       $(1.29)
                                                                          ============================================

DIVIDENDS DECLARED, PER SHARE                                             $ 0.10                       $ 0.08
                                                                          ============================================

WEIGTED AVERAGE SHARES
    OUTSTANDING ASSUMING DILUTION                                         36,927                       35,881
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                            2000                  1999
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                              $        77,395        $      54,386
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              28,339               (46,362)
Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
    Cumulative effect of change in accounting principle,
       net of tax                                                                   -                36,607
    Equity in net (income) loss of affiliate                                       (3)                  116
    Deferred income taxes                                                        (131)                3,340
    Amortization of deferred sales commissions                                 20,243                12,020
    Depreciation and other amortization                                           509                   448
    Payment of capitalized sales commissions                                  (26,918)              (25,061)
    Capitalized sales charges received                                          6,953                 4,012
    (Gain) loss on sale of investments                                            (50)                   98
    Changes in other assets and liabilities                                       885               (12,668)
                                                                       --------------------------------------

        Net cash provided by (used for) operating activities                   29,827               (27,450)
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate, equipment and
      leasehold improvements                                                     (415)               (2,520)
    Net (increase) decrease in notes and receivable
      from affiliates                                                             (70)                  624
    Proceeds from sale of investments                                          10,611                 3,663
    Purchase of investments                                                   (69,570)               (4,467)
                                                                       --------------------------------------

       Net cash used for investing activities                                 (59,444)               (2,700)
                                                                       --------------------------------------

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited) (continued)
                                                                               Three Months Ended
                                                                                  January 31,
                                                                            2000               1999
                                                                     ---------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                                       -                  (59)
    Proceeds from the issuance of non-voting
   common stock                                                                 5,455                3,758
    Dividends paid                                                             (3,357)              (2,681)
    Repurchase of non-voting common stock                                      (9,120)                (639)
                                                                       -------------------------------------

       Net cash provided by (used for) financing activities                    (7,022)                 379
                                                                       -------------------------------------

Net decrease in cash and equivalents                                          (36,639)             (29,771)
                                                                       -------------------------------------

Cash and equivalents, end of period                                    $        40,756    $         24,615
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $            17    $            222
                                                                       =====================================
   Income taxes paid                                                   $         5,079    $             65
                                                                       =====================================

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management,  the accompanying  unaudited interim  consolidated financial statements of Eaton Vance Corp. (the "Company") include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with generally accepted accounting principles. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

(2) SIGNIFICANT ACCOUNTING CHANGE

In September 1998, the Financial Accounting Standards Board (FASB) staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the sponsor does not receive both 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, the FASB staff concluded that subsequent to July 23, 1998, the effective date of the announcement, these offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

In order to comply with the requirements of both the FASB staff announcement and SOP 98-5, the Company expensed all offering costs incurred subsequent to July 23, 1998 in connection with the distribution of its closed-end funds and bank loan interval funds which did not have both 12b-1 fees and contingent deferred sales charges. Closed-end, interval and private fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were expensed as a cumulative effect of change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," upon adoption of SOP 98-5 by the Company effective November 1, 1998. The cumulative effect of adoption on November 1, 1998 was $36.6 million, net of income taxes of $23.4 million.

In April of 1999, the bank loan interval funds received shareholder approval and a Securities and SEC exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to January 31, 1999 totaled $47.5 million.

The changes in accounting treatment have not had, nor will have, any effect on the Company's cash flow or cash position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) INVESTMENT IN AFFILIATES

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages five emerging market mutual funds sponsored by the Company. The Company's investment in LGM which is accounted for under the equity method, was $7.2 million at January 31, 2000 and October 31, 1999, respectively. At January 31, 2000, the Company's investment exceeded its share of the underlying net assets of LGM by $5.1 million. This excess is being amortized over a twenty-year period.

(4) STOCK PLANS

STOCK OPTION PLAN

The Company has a Stock Option Plan (the 1998 Plan) administered by the Option Committee of the Board of Directors under which stock options may be granted to key employees of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a four- to five-year period.

Stock option transactions under the current plan and predecessor plans are summarized as follows:

     -----------------------------------------------------------
                                                       Weighted
                                               Average Exercise
                                      Shares              Price
     -----------------------------------------------------------
     (SHARE FIGURES IN THOUSANDS)
     Balance, October 31, 1998        2,606           $   10.78
     Granted                            706               23.01
     Exercised                         (718)               7.33
     Forfeited/Expired                  (29)              17.03
     -----------------------------------------------------------
     Balance, October 31, 1999        2,565           $   15.04
     -----------------------------------------------------------
     Granted                            614               34.70
     Exercised                         (300)              11.43
     Forfeited/Expired                  (27)              28.89
     -----------------------------------------------------------
     Balance, January 31, 2000        2,852           $   19.52
     ===========================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:


                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                                         Weighted
                                                          Average         Weighted                              Weighted
                                                        Remaining          Average                               Average
                                       Outstanding    Contractual         Exercise       Exercisable as         Exercise
          Range of Exercise Prices      at 1/31/00           Life            Price          of  1/31/00            Price
----------------------------------- --------------- -------------- ----------------    ----------------- ----------------
(SHARE FIGURES IN THOUSANDS)
$7.06-$7.77                                    225            0.9           $ 7.09                  225           $ 7.09
$10.44-$11.48                                  866            1.9            10.51                  734            10.50
$17.84-$20.81                                  513            2.9            17.96                  407            17.87
$22.63-$25.23                                  644            6.6            22.97                  123            22.95
$34.38                                         568            9.7            34.38                    -                -
$35.56-$37.81                                   16            7.5            36.58                    -                -
$43.06                                          20           10.0            43.06                    -                -
----------------------------------- --------------- -------------- ----------------    ----------------- ----------------
                                             2,852            4.7          $ 19.52                1,489          $ 13.03
=================================== =============== ============== ================    ================= ================

RESTRICTED STOCK PLAN

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which certain employees may receive restricted stock. A total of 500,000 shares have been reserved for issuance under the plan. Through January 31, 2000, 145,455 shares have been issued pursuant to the plan. The Company has recorded compensation expense of $0.3 million for the quarter ended January 31, 2000 related to restricted stock awards.

(5) COMMON STOCK REPURCHASES

In the first three months of fiscal 2000, the Company purchased 254,000 shares of its non-voting common stock under its current share repurchase authorization.

(6) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $43.8 million, which exceeds its minimum net capital requirement of $0.7 million at January 31, 2000. The ratio of aggregate indebtedness to net capital at January 31, 2000 was .23 to 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7) REAL ESTATE ASSET HELD FOR SALE

The real estate asset held for sale consists of a warehouse located in Springfield, Massachusetts at both January 31, 2000 and October 31, 1999. The Company expects the sale of the Springfield, Massachusetts property to be completed in fiscal 2000. The estimated fair value less the cost to sell the Springfield property exceeds its carrying value at January 31, 2000.

(8) FINANCIAL INSTRUMENTS

FORWARD EXCHANGE CONTRACT

At January 31, 2000, the Company had an open forward exchange contract to sell European Currency Units (Euros) for an underlying principal amount of $5.0 million. The contract was entered to hedge a Euro denominated investment thereby limiting the risk that would otherwise result from changes in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes.

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $36.5 million and $15.5 million at January 31, 2000 and October 31, 1999, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $7.8 million and $6.8 million at January 31, 2000 and October 31, 1999, respectively, and gross unrealized losses of approximately $0.3 million and $0.2 million at January 31, 2000 and October 31, 1999, respectively, have been excluded from earnings and reported as a component of shareholders' equity, "Accumulated other comprehensive income," net of deferred taxes.

The Company has classified as trading securities having an aggregate fair value of $39.2 million at January 31, 2000. Gross unrealized gains related to securities classified as trading of approximately $0.1 million have been included in earnings at January 31, 2000.

(9) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses.

The following table shows comprehensive income for the three months ended January 31, 2000 and 1999.

(IN THOUSANDS)                                                                     2000            1999
----------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $       28,339  $      (46,362)
Net unrealized gain on available for sale securities, net of
  income taxes of $288 and $600, respectively                                        690             923
                                                                         ---------------------------------

Comprehensive income (loss)                                               $     29,029  $         (45,439)
                                                                         =================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10. ACCOUNTING DEVELOPMENTS

In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Company has not yet determined the effect, if any, of this announcement on the consolidated financial statements. The Company intends to adopt the provisions of SFAS No. 133 as amended by SFAS No. 137 in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is creating, marketing and managing mutual funds and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third party broker-dealers, independent financial institutions and investment advisers.

The Company's revenue is primarily derived from investment adviser, administration and distribution fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. The Company's major expenses are the amortization of deferred sales commissions and other marketing costs, sales commissions associated with the offering of closed-end funds, employee compensation, occupancy costs and service fees.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 1999

The Company reported earnings of $28.3 million or $0.77 per share diluted in the first quarter of fiscal 2000 compared to a loss of $9.8 million or $0.27 per share diluted before a "cumulative effect of change in accounting principle" in the first quarter of 1999.

In September 1998, the Financial Accounting Standards Board (FASB) staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the sponsor does not receive both 12b-1 distribution fees and contingent deferred sales charges and concluded that such offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs, notably sales commissions paid to brokers, over a period not to exceed five years. Closed-end fund, bank loan interval fund and private placement sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were written off as a cumulative effect of a change in accounting principle on November 1, 1998. The cumulative effect of adoption, net of tax, was $36.6 million or $0.98 per diluted share.

In April of 1999, the bank loan interval funds received shareholder approval and a SEC exemptive order permitting them to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC permitted the Company to resume the capitalization and amortization of sales commissions associated with the distribution of these funds effective May 1, 1999, the beginning of the Company's third fiscal quarter. For the period November 1, 1998 through January 31, 1999, these commissions totaled $47.5 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the fiscal quarter ended January 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Assets under management of $41.8 billion on January 31, 2000 were 26 percent higher than the $33.1 billion reported a year earlier. Asset growth benefited from strong sales of the Company's stock funds, bank loan funds, taxable bond funds and the private placement of an equity fund. Fund sales in the first three months of fiscal 2000 were $1.6 billion compared to $3.2 billion in the first three months of fiscal 1999. Fund sales in the first quarter of fiscal 2000 were lower than fund sales in the same period last year because the Company did not offer any closed-end funds or privately placed equity funds during the first quarter of fiscal 2000. As a result of equity market appreciation, continued sales growth and private placements, equity fund assets increased to 46 percent of total assets under management on January 31, 2000 from 37 percent on January 31, 1999, and bank loan fund assets increased to 24 percent of total assets under management on January 31, 2000 from 22 percent at January 31, 1999. As a result of the growth in equity and bank loan funds, taxable and non-taxable fixed income funds decreased to 22 percent of total assets under management on January 31, 2000 from 32 percent on January 31, 1999.

The Company reported revenue of $102.3 million in the first quarter of fiscal 2000 compared to $75.5 million in the first quarter of fiscal 1999, an increase of $26.8 million or 35 percent. Investment adviser and administration fees increased by 12 percent to $52.9 million in the first quarter of fiscal 2000 from $47.3 million in the first quarter of fiscal 1999, primarily as a result of the growth in total assets under management. The Company's bank loan interval funds changed their fee structures by adopting 12b-1 equivalent distribution plans. This change reduced significantly the investment advisory fees from these funds, but increased the distribution fees from these funds by a like amount. Distribution income increased 80 percent to $48.7 million in the first quarter of 2000 from $27.1 million a year earlier primarily as a result of the implementation of the 12b-1 equivalent distribution plans on the bank loan interval funds.

Total operating expenses decreased 38 percent to $57.0 million in the first three months of fiscal 2000 from $91.7 million in the first quarter of fiscal 1999. The decrease in operating expenses can primarily be attributed to the expensing of $47.5 million of sales commissions in the first quarter of fiscal 1999. Amortization of deferred sales commissions increased to $20.2 million in the first quarter of fiscal 2000 from $12.0 million in the first quarter of fiscal 1999 as a result of the change in accounting treatment of bank loan interval fund offering costs and the adjustment of the amortization period of certain deferred sales commissions assets in order to better match amortization expense with projected distribution fee income. The increase noted in other expenses reflects the increase in marketing expenses and sales incentives associated with asset growth and occupancy costs.

Interest income decreased 23 percent to $1.0 million in first quarter of fiscal 2000 from $1.3 million in the first quarter of fiscal 1999 despite an increase in cash equivalents and short-term investments. The decrease in interest income reflects a change in the Company's short-term investment strategy from investments generating dividends and interest income to investments generating capital gains.

The Company reduced its effective tax rate to 38 percent at January 31, 2000 from 39 percent at January 31, 1999 as a result of favorable state tax developments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $100.0 million at January 31, 2000, an increase of $22.6 million from October 31, 1999.

Operating activities generated cash and cash equivalents of $29.8 million in the first three months of 2000. In the first three months of fiscal 1999, operating activities reduced cash by $27.5 million. The increase in cash provided by operating activities in the first quarter of 2000 can be attributed primarily to the significant decrease in sales commissions paid to brokers in connection with fund sales. In the first three months of fiscal 1999, the Company offered and paid commissions related to a private placement and the public offering of nine closed-end municipal bond funds. The $72.6 million of sales commissions paid in the first three months of 1999 is comprised of $47.5 million of sales commissions related to the sale of the Company's closed-end funds and $25.1 million of sales commissions related to the sale of the Company's open-end funds. Closed-end and bank loan interval fund sales commissions of $47.5 million paid prior to January 31, 1999 were expensed as incurred and therefore included as a component of net income in the Company's consolidated statements of income and cash flows. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be the primary use of cash and totaled $26.9 in the first quarter of fiscal 2000.

Investing activities, consisting primarily of the purchase and sale of investments, reduced cash and cash equivalents by $59.4 million in the first three months of fiscal 2000 compared to $2.7 million in the first three months of 1999. The primary use of cash in the first three months of 2000 was the purchase of short-term investments.

Financing activities reduced cash and cash equivalents by $7.0 million in the first three months of fiscal 2000. Financing activities generated cash and cash equivalents of $0.4 million in the first three months of fiscal 1999. Significant financing activities during the first three months of 2000 included the repurchase of 254,000 shares of the Company's non-voting common stock under its authorized repurchase program compared to 28,700 shares in the first three months of 1999. The Company's dividend was $0.10 per share in the first three months of fiscal 2000 compared to $0.08 per share in the first three months of fiscal 1999.

At January 31, 1999, the Company had no borrowings outstanding under its $50 million senior unsecured revolving credit facility.

The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of possible strategic growth opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000

As of the date of this filing, all of the Company's systems have successfully transitioned to the year 2000. The Company's contingency plans for the Year 2000 were in place for the crossover weekend but no material problems were experienced. The Company did not experience and was not alerted to any material problems involving third party systems. The Company will continue to monitor system compliance during the year.

COSTS

The Company's costs associated with its Year 2000 initiative consisted largely of software upgrades and consulting expenses to coordinate testing with key service partners and providers. The total budgeted cost of the Company's Year 2000 project was $1.1 million. The amount expended on the project through January 31, 2000 was approximately $0.8 million, of which $0.1 million was expensed in the first quarter of fiscal 2000.

Readers are cautioned that forward-looking statements contained above regarding Year 2000 issue should be read in conjunction with the Company's disclosures under the heading "Certain Factors That May Affect Future Results" below.

To the fullest extent permitted by law, the foregoing Year 2000 discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information Readiness Disclosure Act, 15 U.S.C. Sec.1 (1998).

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

The major sources of revenue for the Company (i.e., investment adviser fees and distribution income) are calculated as percentages of assets under management. A decline in securities prices or significant redemptions in general would reduce fee income. Also, financial market declines or adverse changes in interest rates will negatively impact the Company's assets under management and consequently, its revenue and net income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses will reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements and fluctuations in foreign currency exchange rates. The Company is exposed to changes in the interest rates primarily in its cash, investment and debt transactions. The Company does not believe that the effect of reasonably possible near-term changes in the interest rates on the Company's financial position, results of operations or cash flow would be material. The Company utilized a forward contract to limit foreign currency exchange rate exposure related to an investment. At January 31, 2000, the Company had an open forward exchange contract to sell European Currency Units for an underlying principal amount of $5.0 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

                                     PART II



                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

An annual meeting of holders of Voting Common Stock (Stockholders) of Eaton Vance Corp. was held at the principal office of the Company on January 18, 2000. All of the outstanding Voting Common Stock, namely the 77,440 shares, was represented in person at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 1999.

2) The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

                  John G. L. Cabot
                  James B. Hawkes
                  John M. Nelson
                  Vincent M. O'Reilly
                  Ralph Z. Sorenson

3) The selection of the firm of Deloitte and Touche LLP as the auditors to audit the books of the Company for its fiscal year ended October 31, 2000.

4) The ratification of the acts of the Directors since the previous meeting of Stockholders held on January 21, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

         Exhibit No.       Description

         27.1 Financial Data Schedule as of January 31, 2000 (filed herewith - electronic filing only).

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



                                               EATON VANCE CORP.
                                               -----------------
                                                 (Registrant)




DATE:  March 10, 2000                         /s/William M. Steul
                                     ---------------------------------------
                                                 (Signature)
                                              William M. Steul
                                           Chief Financial Officer



DATE:  March 10, 2000                        /s/Laurie G. Russell
                                     ----------------------------------------
                                                 (Signature)
                                              Laurie G. Russell
                                           Chief Accounting Officer