Form 10-Q
period 2000-04-30
EATON VANCE CORP
filed 2000-06-13
CIK 350797

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


For the quarterly period ended April 30, 2000         Commission File No. 1-8100


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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

   Shares outstanding as of April 30, 2000:
        Voting Common Stock - 77,440 shares
        Non-Voting Common Stock - 35,265,093 shares

                               Page 1 of 21 pages

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                          April 30,             October 31,
                                                                            2000                   1999
                                                                  ----------------------------------------------
ASSETS                                                                           (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                                    $   47,409            $   77,395
  Short-term investments                                                      45,608                     -
  Investment adviser fees and other receivables                                7,446                 9,101
  Real estate assets held for sale                                             1,451                 1,451
  Other current assets                                                        12,315                 2,541
                                                                  ----------------------------------------------
          Total current assets                                               114,229                90,488
                                                                  ----------------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                                    7,054                 7,235
    Investment companies                                                      17,620                15,106
    Other investments                                                          6,292                 6,326
  Other receivables                                                            5,833                 5,836
  Deferred sales commissions                                                 223,639               219,201
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization
    of $4,146 and $3,425, respectively                                        12,245                12,459
  Goodwill and other intangibles, net of accumulated
     amortization of $488 and $422, respectively                               1,511                 1,578
                                                                  ----------------------------------------------
          Total other assets                                                 274,194               267,741
                                                                  ----------------------------------------------
Total assets                                                              $  388,423            $  358,229
                                                                  ==============================================



See notes to the consolidated financial statements.

                                                                          April 30,             October 31,
                                                                            2000                   1999
                                                                  ----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                    $   14,784            $   20,947
  Accounts payable and accrued expenses                                       14,816                14,938
  Dividend payable                                                             3,365                 3,357
  Current portion of long-term debt                                            7,143                 7,143
  Other current liabilities                                                    2,836                 2,505
                                                                  ----------------------------------------------
          Total current liabilities                                           42,944                48,890
                                                                  ----------------------------------------------

OTHER LIABILITIES:
  6.22% Senior Note                                                           21,429                28,571
                                                                  ----------------------------------------------
Deferred income taxes                                                         89,655                86,500
                                                                  ----------------------------------------------
Commitments and contingencies                                                      -                     -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares
    Issued, 77,440 shares                                                          1                     1
  Non-voting common stock, par value $.015625 per share:
    Authorized, 47,680,000
    Issued, 35,265,093 and 35,182,355 shares, respectively                       551                   550
  Accumulated other comprehensive income                                       5,352                 4,040
  Notes receivable from stock option exercises                                (2,344)               (2,231)
  Retained earnings                                                          230,835               191,908
                                                                  ----------------------------------------------
           Total shareholders' equity                                        234,395               194,268
                                                                  ----------------------------------------------
Total liabilities and shareholders' equity                                $  388,423            $  358,229
                                                                  ==============================================


See notes to the consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            2000             1999            2000             1999
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees          $   54,573     $   55,333           $   107,509     $   102,638
  Distribution income                                     49,375         27,852                98,039          54,904
  Income from real estate activities                           -            667                     -           1,333
  Other income                                               883            463                 1,531             917
                                                      -------------------------------------------------------------------
          Total revenue                                  104,831         84,315               207,079         159,792
                                                      -------------------------------------------------------------------
EXPENSES:
  Compensation of officers and employees                  18,879         17,859                36,453          35,303
  Amortization of deferred sales commissions              20,226         12,037                40,469          24,057
  Sales commission expense                                     -         23,803                     -          71,281
  Other expenses                                          20,655         15,163                39,842          29,901
                                                      -------------------------------------------------------------------
           Total expenses                                 59,760         68,862               116,764         160,542
                                                      -------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   45,071         15,453                90,315            (750)

OTHER INCOME (EXPENSE):
  Interest income                                          2,403            658                 3,386           1,973
  Interest expense                                          (520)          (829)               (1,092)         (1,718)
  Gain on sale of investments                                176            885                   226             787
  Equity in net income (loss) of affiliates                  367            (25)                  371            (141)
                                                      -------------------------------------------------------------------
INCOME BEFORE INCOME  TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                47,497         16,142                93,206             151

INCOME TAXES                                              18,050          6,295                35,418              59
                                                      -------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                    29,447          9,847                57,788              92

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    NET OF INCOME TAXES                                        -              -                     -         (36,607)
                                                      -------------------------------------------------------------------
NET INCOME (LOSS)                                     $   29,447     $    9,847           $    57,788     $   (36,515)
                                                      ===================================================================


See notes to the consolidated financial statements.

                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            2000             1999            2000             1999
                                                      -------------------------------------------------------------------
EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE:
   Basic                                              $     0.83     $       0.27        $   1.63         $      -
                                                      ===================================================================
   Diluted                                            $     0.79     $       0.27        $   1.56         $      -
                                                      ===================================================================
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, PER SHARE:
   Basic                                              $        -     $          -        $      -         $  (1.02)
                                                      ===================================================================
   Diluted                                            $        -     $          -        $      -         $  (1.02)
                                                      ===================================================================
EARNINGS (LOSS) PER SHARE:
   Basic                                              $     0.83     $       0.27        $   1.63         $  (1.02)
                                                      ===================================================================
   Diluted                                            $     0.79     $       0.27        $   1.56         $  (1.02)
                                                      ===================================================================
DIVIDENDS DECLARED, PER SHARE                         $     0.10     $       0.08        $   0.20         $   0.15
                                                      ===================================================================
Weighted average common shares outstanding                35,350           35,915          35,353           35,898
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                      37,073           36,917          36,997           35,898
                                                      ===================================================================


See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                 Six Months Ended
                                                                                    April 30,
                                                                           2000                   1999
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                             $   77,395             $    54,386
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         57,788                 (36,515)
Adjustments to reconcile net income to net cash used for
operating activities:
   Cumulative effect of change in accounting principle,
     net of tax                                                                -                  36,607
   Equity in net (income) loss of affiliates                                (371)                    141
   Dividend received from affiliate                                          552                     368
   Deferred income taxes                                                   1,882                   9,554
   Amortization of deferred sales commissions                             40,469                  24,057
   Depreciation and other amortization                                     1,023                     700
   Payment of capitalized sales commissions                              (60,030)                (58,319)
   Capitalized sales charges received                                     15,104                   8,884
   Gain on sale of investments                                              (226)                   (787)
   Changes in other assets and liabilities                               (13,586)                 (9,440)
                                                                  ----------------------------------------------
       Net cash provided by (used for) operating activities               42,605                 (24,750)
                                                                  ----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate, equipment and
     leasehold improvements                                                 (726)                 (7,672)
   Net (increase) decrease in notes and receivables
     from affiliates                                                        (111)                    833
   Proceeds from sale of real estate                                           -                   2,921
   Proceeds from sale of investments                                      25,102                  33,755
   Purchase of investments                                               (70,353)                 (4,839)
                                                                  ----------------------------------------------
       Net cash provided by (used for) investing activities              (46,088)                 24,998
                                                                  ----------------------------------------------


See notes to the consolidated financial statements.

                                                                                Six Months Ended
                                                                                    April 30,
                                                                           2000                   1999
                                                                  ----------------------------------------------
                                                                                 (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                         $   (7,143)             $ (21,302)
   Revolving credit facility borrowings                                       -                 12,000
   Proceeds from the issuance of non-voting
     common stock                                                         5,967                  4,630
   Dividends paid                                                        (6,739)                (5,388)
   Repurchase of non-voting common stock                                (18,588)                (5,961)
                                                                  ----------------------------------------------
       Net cash used for financing activities                           (26,503)               (16,021)
                                                                  ----------------------------------------------
Net decrease in cash and equivalents                                    (29,986)               (15,773)
                                                                  ----------------------------------------------
Cash and equivalents, end of period                                  $   47,409              $  38,613
                                                                  ==============================================
SUPPLEMENTAL INFORMATION:
   Interest paid                                                     $    1,092              $   1,718
                                                                  ==============================================
   Income taxes paid                                                 $   42,944              $      67
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

In April of 1999, the bank loan interval funds received shareholder approval and a Securities and Exchange Commission exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to April 30, 1999 totaled $71.3 million.

The changes in accounting treatment have not had, nor will have, any effect on the Company's cash flow or cash position.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) INVESTMENT IN AFFILIATE

The Company has a 21 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages five emerging market equity mutual funds sponsored by the Company. The Company's investment in LGM, which is accounted for under the equity method, was $7.0 million and $7.2 million at April 30, 2000 and October 31, 1999, respectively. At April 30, 2000, the Company's investment exceeded its share of the underlying net assets of LGM by $5.0 million. This excess is being amortized over a twenty-year period.

(4) STOCK PLANS

STOCK OPTION PLAN

The Company has a Stock Option Plan (the 1998 Plan) administered by the Option Committee of the Board of Directors under which stock options may be granted to key employees of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to eight years from the date of grant and vest over a four- or five-year period.

Stock option transactions under the current plan and predecessor plans are summarized as follows:

                                                                  Weighted
                                                                   Average
                                        Shares                  Exercise Price
--------------------------------------------------------------------------------
(SHARE FIGURES IN THOUSANDS)
Balance, October 31, 1998               2,606                   $       10.78
Granted                                   706                           23.01
Exercised                                (718)                           7.33
Forfeited/Expired                         (29)                          17.03
--------------------------------------------------------------------------------
Balance, October 31, 1999               2,565                   $       15.04
--------------------------------------------------------------------------------
Granted                                   616                           34.72
Exercised                                (351)                          11.27
Forfeited/Expired                         (38)                          27.20
--------------------------------------------------------------------------------
Balance, April 30, 2000                 2,792                   $       19.68
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) STOCK PLANS (CONTINUED)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:

                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                                         Weighted
                                                          Average         Weighted
                                                        Remaining          Average                              Weighted
                                       Outstanding    Contractual         Exercise       Exercisable as          Average
          Range of Exercise Prices      at 4/30/00           Life            Price          of  4/30/00   Exercise Price
----------------------------------- --------------- -------------- ----------------    ----------------- ----------------
(SHARE FIGURES IN THOUSANDS)
$7.06-$7.77                                    200            0.6           $ 7.09                  200           $ 7.09
$10.44-$11.48                                  850            1.6            10.50                  725            10.50
$17.84-$20.81                                  501            2.6            17.96                  396            17.87
$22.63-$25.23                                  638            6.4            22.97                  131            22.95
$34.38                                         566            9.5            34.38                    -                -
$35.56-$37.81                                   16            7.2            36.58                    -                -
$42.31-$43.06                                   21            9.7            43.01                    -                -
----------------------------------- --------------- -------------- ----------------    ----------------- ----------------
                                             2,792            4.5          $ 19.68                1,452          $ 13.16
=================================== =============== ============== ================    ================= ================

RESTRICTED STOCK PLAN

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which certain employees may receive restricted stock. A total of 500,000 shares have been reserved for issuance under the plan. Through April 30, 2000, 145,455 shares have been issued pursuant to the plan. The Company has recorded compensation expense of $0.5 million for the six months ended April 30, 2000 related to restricted stock awards.

(5) COMMON STOCK REPURCHASES

In the first half of fiscal 2000, the Company purchased 487,000 of its non-voting common stock under its current share repurchase authorization.

(6) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $49.7 million, which exceeds its minimum net capital requirement of $0.7 million at April 30, 2000. The ratio of aggregate indebtedness to net capital at April 30, 2000 was .22 to 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7) REAL ESTATE ASSET HELD FOR SALE

The real estate asset held for sale consists of a warehouse located in Springfield, Massachusetts at both April 30, 2000 and October 31, 1999. The Company expects the sale of the Springfield, Massachusetts property to be completed in fiscal 2000. The estimated fair value less the cost to sell of the Springfield property exceeds its carrying value at April 30, 2000.

(8) FINANCIAL INSTRUMENTS

FORWARD EXCHANGE CONTRACT

At April 30, 2000, the Company had an open forward exchange contract to sell European Currency Units (Euros) for an underlying principal amount of $4.9 million. The contract was entered into hedge a Euro denominated investment thereby limiting the risk that would otherwise result from changes in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes.

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $23.9 million and $15.5 million at April 30, 2000 and October 31, 1999, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $9.2 million and $6.8 million at April 30, 2000 and October 31, 1999, respectively, and gross unrealized losses of approximately $0.7 million and $0.2 million at April 30, 2000 and October 31, 1999, respectively, have been excluded from earnings and reported as a component of shareholders' equity, "Accumulated other comprehensive income," net of deferred taxes.

The Company has classified as trading securities having an aggregate fair value of $39.6 million at April 30, 2000. Gross unrealized gains related to securities classified as trading of approximately $0.6 million have been included in earnings for the six months ended April 30, 2000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses.

The following table shows comprehensive income for the six months ended April 30, 2000 and 1999.

                                                   2000             1999
--------------------------------------------------------------------------------
Net income (loss)                               $ 57,788        $  (36,515)
Net unrealized gain on available-for-sale
  securities, net of income taxes of
  $652 and $797, respectively                      1,312             1,326
--------------------------------------------------------------------------------
Comprehensive income (loss)                     $ 59,100        $  (35,189)
================================================================================

(10) ACCOUNTING DEVELOPMENTS

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 2000 COMPARED TO QUARTER ENDED APRIL 30, 1999

The Company reported earnings of $29.4 million or $0.79 per share diluted in the second quarter of fiscal 2000 compared to $9.8 million or $0.27 per share diluted in the second quarter of 1999.

In September 1998, the Financial Accounting Standards Board (FASB) staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the sponsor does not receive both 12b-1 distribution fees and contingent deferred sales charges and concluded that such offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs, notably sales commissions paid to brokers, over a period not to exceed five years. Closed-end fund, bank loan interval fund and private placement sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were written off as a cumulative effect of a change in accounting principle on November 1, 1998. The cumulative effect of adoption, net of tax, was $36.6 million or $1.02 per diluted share.

In April of 1999, the bank loan interval funds received shareholder approval and a SEC exemptive order permitting them to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC permitted the Company to resume the capitalization and amortization of sales commissions associated with the distribution of these funds effective May 1, 1999, the beginning of the Company's third fiscal quarter. For the period February 1, 1999 through April 30, 1999, these commissions totaled $23.8 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the fiscal quarter ended April 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Assets under management of $44.3 billion on April 30, 2000 were 20 percent higher than the $37.0 billion reported a year earlier. Asset growth resulted from strong sales of the Company's stock funds, bank loan funds, taxable bond funds and the private placement of two equity funds. Fund sales in the second quarter of fiscal 2000 were $2.4 billion compared to $3.2 billion in the second quarter of fiscal 1999. Fund sales in the second quarter of fiscal 2000 were lower than fund sales in the same period last year because the Company had only one private equity fund closing and slower fund sales during the second quarter of fiscal 2000. Redemptions were $1.8 billion in the second quarter of fiscal 2000 and $0.9 billion in the second quarter of fiscal 1999. The higher level of redemptions was primarily in the Company's municipal bond funds and bank loan funds. As a result of equity market appreciation and private placements, equity fund assets increased to 48 percent of total assets under management on April 30, 2000 from 39 percent on April 30, 1999. Bank loan fund assets remained at 23 percent of total assets under management on April 30, 2000 and 1999. As a result of the growth in equity funds, taxable and non-taxable fixed income funds decreased to 22 percent of total assets under management on April 30, 2000 from 30 percent on April 30, 1999. In the second quarter of fiscal 2000, investors generally redeemed shares of fixed-income and bank loan funds and invested in high technology equity funds.

The Company reported revenue of $104.8 million in the second quarter of fiscal 2000 compared to $84.3 million in the second quarter of fiscal 1999, an increase of $20.5 million or 24.3 percent. Investment adviser and administration fees decreased by 1 percent to $54.6 million in the second quarter of fiscal 2000 from $55.3 million in the second quarter of fiscal 1999, primarily as a result of the Company's bank loan interval funds, which changed their fee structures by adopting 12b-1 equivalent distribution plans. This change reduced significantly the investment advisory fees from these funds, but increased the distribution fees from these funds by a like amount. Distribution income increased 78 percent to $49.4 million in the second quarter of 2000 from $27.8 million a year earlier primarily as a result of the implementation of the 12b-1 equivalent distribution plans on the bank loan interval funds.

Total operating expenses decreased $9.1 million or 13 percent to $59.8 million in the second quarter of fiscal 2000 from $68.9 million in the second quarter of fiscal 1999. The decrease in operating expenses can primarily be attributed to the expensing of $23.8 million of sales commissions in the second quarter of fiscal 1999 offset by an increase in amortization of deferred sales commissions and other expenses in the second quarter of fiscal 2000. Amortization of deferred sales commissions increased to $20.2 million in the second quarter of fiscal 2000 from $12.0 million in the second quarter of fiscal 1999 as a result of the change in accounting treatment of bank loan interval fund offering costs and the adjustment of the amortization period of certain deferred sales commissions assets in order to better match amortization expense with projected distribution fee income. The increase noted in other expenses reflects the increase in marketing expenses and sales incentives associated with asset growth and occupancy costs.

Interest income increased 243 percent to $2.4 million in second quarter of fiscal 2000 from $0.7 million in the second quarter of fiscal 1999. The increase in interest income is the result of a favorable settlement of a longstanding Massachusetts income tax claim relating to tax years 1990, 1991 and 1992.

The Company reduced its effective tax rate to 38 percent during fiscal 2000 from 39 percent at April 30, 1999 as a result of favorable state tax developments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1999

The Company reported earnings of $57.8 million or $1.56 per share diluted in the first half of fiscal 2000 compared to a loss of $36.5 million or $1.02 per share diluted in the first half of fiscal 1999.

As discussed in the comparison of the quarter ended April 30, 2000 to the quarter ended April 30, 1999 above, prior to May 1, 1999, the Company was required to expense rather than capitalize and amortize sales commissions for its bank loan interval funds and other closed-end funds and to take a one-time charge for the cumulative effect of a change in accounting principle. For the period November 1, 1998 through April 30, 1999, these commissions totaled $71.3 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the six months ended April 30, 1999.

Total revenue increased by $47.3 million or 30 percent to $207.1 million in the first half of fiscal 2000 from $159.8 million in the first half of fiscal 1999 as a result of greater average assets under management. Investment adviser and administration fees increased to $107.5 million from $102.6 million primarily as a result of the growth in total assets under management. As noted above, the Company's bank loan interval funds changed their fee structures by adopting 12b-1 equivalent distribution plans effective May 1, 1999. This change reduced significantly the investment advisory fees from these funds, but increased the distribution fees from these funds by the same amount. Distribution income increased to $98.0 million in the first half of fiscal 2000 from $54.9 million a year earlier primarily as a result of the implementation of the 12b-1 distribution plans on bank loan interval funds.

Total operating expenses decreased $16.5 million or 27 percent to $116.8 million in the first half of fiscal 2000 from $160.5 million in the first half of fiscal 1999. The decrease in operating expenses can primarily be attributed to the expensing of $71.3 million of sales commissions in the first half of fiscal 1999 offset by an increase in amortization of deferred sales commissions and other expenses in the first half of fiscal 2000. Amortization of deferred sales commissions increased to $40.5 million in the first half of fiscal 2000 from $24.1 million in the first half of fiscal 2000 as a result of the change in accounting treatment of bank loan interval fund offering costs and the adjustment of the amortization period of certain deferred sales commissions assets in order to better match amortization expense with projected distribution fee income. The increase noted in other expenses reflects the increase in marketing expenses and sales incentives associated with asset growth and occupancy costs.

Interest income increased 70 percent to $3.4 million in the first half of fiscal 2000 from $2.0 million the first half of fiscal 1999. The increase in interest income is the result of a favorable settlement of a longstanding Massachusetts income tax claim relating to tax years 1990, 1991 and 1992.

The Company reduced its effective tax rate to 38 percent during the first half of fiscal 2000 from 39 percent at April 30, 1999 as a result of favorable state tax developments

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $93.0 million at April 30, 2000, an increase of $15.6 million from October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating activities generated cash and cash equivalents of $42.6 million in the first half of fiscal 2000. In the first half of fiscal 1999, operating activities reduced cash by $24.7 million. The increase in cash provided by operating activities in the fist half of fiscal 2000 can be attributed primarily to the significant decrease in sales commissions paid to brokers in connection with fund sales. In the first six months of fiscal 1999, the Company offered and paid commissions related to several private placements and the public offering of nine closed-end municipal bond funds. The $129.6 million of sales commissions paid in the first six months of 1999 is comprised of $71.3 million of sales commissions related to the sale of the Company's closed-end and interval funds and $58.3 million of sales commissions related the sale of the Company's open-end funds. Closed-end and bank loan interval fund sales commissions of $71.3 million paid prior to April 30, 1999 were expensed as incurred and therefore included as a component of net income in the Company's consolidated statements of income and cash flows. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be the primary use of cash and totaled $60.0 million in the first six months of fiscal 2000.

Investing activities, consisting primarily of the purchase and sale of investments, reduced cash and cash equivalents by $46.1 million in the first half of fiscal 2000 compared to $25.0 million in the first half of fiscal 1999. The primary use of cash in the first half of fiscal 2000 was the purchase of short-term investments.

Financing activities reduced cash and cash equivalents by $26.5 million in the first half of fiscal 2000 compared to $16.0 million in the first half of fiscal 1999. Significant financing activities during the first half of 2000 included the repurchase of 487,000 shares of the Company's non-voting common stock under its authorized repurchase program compared to 298,000 shares in the first half of fiscal 1999. The Company's dividend was $0.10 per share in the first half of 2000 compared to $0.08 per share in the first half of fiscal 1999.

At April 30, 2000, the Company had no borrowings outstanding under its $50.0 million senior unsecured revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements and fluctuations in foreign currency exchange rates. The Company is exposed to changes in the interest rates primarily in its cash, investment and debt transactions. The Company does not believe that the effect of reasonably possible near-term changes in the interest rates on the Company's financial position, results of operations or cash flow would be material. The Company utilized a forward contract to limit foreign currency exchange rate exposure related to an investment. At April 30, 2000, the Company had an open forward exchange contract to sell European Currency Units for an underlying principal amount of $4.9 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On February 1, 2000, by unanimous written consent, the security holders of the Voting Common Stock of Eaton Vance Corp. approved the election of Leo I. Higdon, Jr. as a Director of the Corporation. As a Director, Mr. Higdon will hold such office until the next annual meeting of stockholders and until his successor is elected and qualified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No. Description

     27.1 Financial Data Schedule as of April 30, 2000 (filed herewith - electronic filing only).


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

                                EATON VANCE CORP.
                                -----------------
                                (Registrant)


DATE:  June 13, 2000            /s/ William M. Steul
                                ------------------------------
                                (Signature)
                                William M. Steul
                                Chief Financial Officer


DATE:  June 13, 2000            /s/ Laurie G. Russell
                                ------------------------------
                                (Signature)
                                Laurie G. Russell
                                Chief Accounting Officer