Form 10-Q
period 2000-07-31
EATON VANCE CORP
filed 2000-09-12
CIK 350797

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


For the quarterly period ended July 31, 2000          Commission File No. 1-8100


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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Shares outstanding as of July 31, 2000:
  Voting Common Stock - 77,440 shares
  Non-Voting Common Stock - 35,167,196 shares


                               Page 1 of 21 pages

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                          July 31,              October 31,
                                                                            2000                   1999
                                                                  ----------------------------------------------
ASSETS                                                                           (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                            $             52,620   $               77,395
  Short-term investments                                                        45,811                        -
  Investment adviser fees and other receivables                                  7,915                    9,101
  Real estate assets held for sale                                               1,451                    1,451
  Other current assets                                                          16,124                    2,541
                                                                  ----------------------------------------------
          Total current assets                                                 123,921                   90,488
                                                                  ----------------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                                      7,295                    7,235
    Investment companies                                                        18,588                   15,106
    Other investments                                                           16,873                    6,326
  Other receivables                                                              5,832                    5,836
  Deferred sales commissions                                                   233,576                  219,201
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization
    of $4,631 and $3,425, respectively                                          12,878                   12,459
  Goodwill and other intangibles, net of accumulated
     amortization of $522 and $422, respectively                                 1,478                    1,578
                                                                  ----------------------------------------------
          Total other assets                                                   296,520                  267,741
                                                                  ----------------------------------------------
Total assets                                                      $            420,441   $              358,229
                                                                  ==============================================


See notes to the consolidated financial statements.

                                                                          July 31,              October 31,
                                                                            2000                   1999
                                                                  ----------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                            $            22,902    $            20,947
  Accounts payable and accrued expenses                                        15,745                 14,938
  Dividend payable                                                              3,356                  3,357
  Current portion of long-term debt                                             7,143                  7,143
  Other current liabilities                                                     3,605                  2,505
                                                                  ----------------------------------------------
          Total current liabilities                                            52,751                 48,890
                                                                  ----------------------------------------------

OTHER LIABILITIES:
  6.22% Senior Note                                                            21,429                 28,571
                                                                  ----------------------------------------------
Deferred income taxes                                                          93,155                 86,500
                                                                  ----------------------------------------------
Commitments and contingencies                                                       -                      -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.015625 per share:
    Authorized, 320,000 shares
    Issued, 35,167,196 and 35,182,355 shares, respectively                          1                      1
  Non-voting common stock, par value $.015625 per share:
    Authorized, 47,680,000 shares
    Issued, 35,167,196 and 35,182,355 shares, respectively                        549                    550
  Accumulated other comprehensive income                                        5,262                  4,040
  Notes receivable from stock option exercises                                 (2,345)                (2,231)
  Retained earnings                                                           249,639                191,908
                                                                  ----------------------------------------------
           Total shareholders' equity                                         253,106                194,268
                                                                  ----------------------------------------------
Total liabilities and shareholders' equity                        $           420,441    $           358,229
                                                                  ==============================================



See notes to the consolidated financial statements.

                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            2000             1999            2000             1999
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees          $        57,706  $        46,289  $       165,215 $        148,927
  Distribution income                                          49,197           44,023          147,237           98,928
  Income from real estate activities                               20              526               20            1,859
  Other income                                                  1,060              211            2,591            1,128
                                                      -------------------------------------------------------------------
          Total revenue                                       107,983           91,049          315,063          250,842
                                                      -------------------------------------------------------------------
EXPENSES:
  Compensation of officers and employees                       20,087           16,816           56,539           52,119
  Amortization of deferred sales commissions                   20,894           19,906           61,363           43,963
  Sales commission expense                                          -                -                -           71,282
  Other expenses                                               22,977           18,099           62,819           47,999
                                                      -------------------------------------------------------------------
           Total expenses                                      63,958           54,821          180,721          215,363
                                                      -------------------------------------------------------------------

OPERATING INCOME                                               44,025           36,228          134,342           35,479

OTHER INCOME (EXPENSE):
  Interest income                                                 915              703            4,301            2,676
  Interest expense                                               (462)            (661)          (1,554)          (2,379)
  Gain on sale of investments                                       4            6,992              230            7,779
  Equity in net income (loss) of affiliates                       241               24              612             (117)
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME  TAXES AND
   CUMULATIVE EFFECT ON CHANGE IN
   ACCOUNTING PRINCIPLE                                        44,723           43,286          137,931           43,438

INCOME TAXES                                                   16,995           16,881           52,413           16,941
                                                      -------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                   27,728           26,405           85,518           26,497

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF
   INCOME TAXES                                                     -                -                -          (36,607)
                                                      -------------------------------------------------------------------

NET INCOME (LOSS)                                     $        27,728  $        26,405  $        85,518 $        (10,110)
                                                      ===================================================================



See notes to the consolidated financial statements.

                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            2000             1999            2000             1999
                                                      -------------------------------------------------------------------

EARNINGS PER SHARE BEFORE
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE:
   Basic                                              $          0.79  $         0.74   $        2.42   $         0.74
                                                      ===================================================================
   Diluted                                            $          0.75  $         0.70   $        2.32   $         0.71
                                                      ===================================================================

CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, PER SHARE:
   Basic                                              $          -     $            -   $        -      $       (1.02)
                                                      ===================================================================
   Diluted                                            $          -     $            -   $        -      $       (0.98)
                                                      ===================================================================

EARNINGS (LOSS) PER SHARE:
   Basic                                              $          0.79  $         0.74   $        2.42   $       (0.28)
                                                      ===================================================================
   Diluted                                            $          0.75  $         0.70   $        2.32   $       (0.27)
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $          0.10  $         0.08   $        0.29   $         0.23
                                                      ===================================================================

Weighted average common shares outstanding                     35,184          35,892           35,290          35,896
                                                      ===================================================================
Weighted average common shares outstanding
   assuming dilution                                           36,916          37,686           36,865          37,247
                                                      ===================================================================



See notes to the consolidated financial statements.

                                                                                Nine Months Ended
                                                                                     July 31,
                                                                           2000                   1999
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                         $            77,395    $           54,386
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              85,516               (10,110)
Adjustments to reconcile net income to net cash used for
operating activities:
   Cumulative effect of change in accounting principle,
      net of otax                                                                   -                36,607
   Equity in net (income) loss of affiliates                                     (612)                  117
   Dividend received from affiliate                                               552                   368
   Deferred income taxes                                                        6,038                20,082
   Amortization of deferred sales commissions                                  61,363                43,963
   Depreciation and other amortization                                          1,566                 1,165
   Payment of capitalized sales commissions                                   (96,614)             (103,439)
   Capitalized sales charges received                                          20,886                12,974
   Gain on sale of investments                                                   (230)               (7,779)
   Changes in other assets and liabilities                                     (9,273)               10,072
                                                                  ----------------------------------------------

       Net cash provided by operating activities                               69,192                 4,020
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to real estate, equipment and
     leasehold improvements                                                    (1,846)              (10,568)
   Net increase in notes and receivables from affiliates                         (111)                 (400)
   Proceeds from sale of real estate                                                -                25,170
   Proceeds from sale of investments                                           25,330                34,417
   Purchase of investments                                                    (81,903)               (5,244)
                                                                  ----------------------------------------------

       Net cash provided by (used for) investing activities                   (58,530)               43,375
                                                                  ----------------------------------------------



See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine Months Ended
                                                                                    July 31,
                                                                           2000                   1999
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                      $            (7,143)   $          (27,138)
   Revolving credit facility borrowings                                             -                12,000
   Proceeds from the issuance of non-voting
     common stock                                                               7,029                 6,807
   Dividends paid                                                             (10,104)               (8,087)
   Repurchase of non-voting common stock                                      (25,219)              (10,790)
                                                                  ----------------------------------------------

       Net cash used for financing activities                                 (35,437)              (27,208)
                                                                  ----------------------------------------------

Net increase (decrease) in cash and equivalents                               (24,775)               20,187
                                                                  ----------------------------------------------

Cash and equivalents, end of period                               $            52,620    $           74,573
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $             1,161    $            1,877
                                                                  ==============================================
   Income taxes paid                                              $            60,219    $            5,162
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(3) Investment in Affiliate

The Company has a 20 percent investment in Lloyd George Management (BVI) Limited
(LGM), an independent investment management company based in Hong Kong that manages five emerging market equity mutual funds sponsored by the Company. The Company's investment in LGM, which is accounted for under the equity method, was $7.2 million at July 31, 2000 and October 31, 1999. At July 31, 2000, the Company's investment exceeded its share of the underlying net assets of LGM by $4.9 million. This excess is being amortized over a twenty-year period.

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

Stock option transactions under the current plan and predecessor plans are summarized as follows:

--------------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                  Shares        Exercise Price
--------------------------------------------------------------------------------
(share figures in thousands)
Balance, October 31, 1998                         2,606                $   10.78
Granted                                             706                    23.01
Exercised                                          (718)                    7.33
Forfeited/Expired                                   (29)                   17.03
--------------------------------------------------------------------------------
Balance, October 31, 1999                         2,565                $   15.04
--------------------------------------------------------------------------------
Granted                                             620                    34.79
Exercised                                          (367)                   11.37
Forfeited/Expired                                   (38)                   27.21
--------------------------------------------------------------------------------
Balance, July 31, 2000                            2,780                $   19.76
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) Stock Plans (continued)

Outstanding options to subscribe to shares of non-voting common stock issued under the current plan and predecessor plans are summarized as follows:

                               Options Outstanding                                            Options Exercisable
-----------------------------------------------------------------------------------    ----------------------------------
                                                         Weighted
                                                          Average         Weighted                              Weighted
                                                        Remaining          Average                               Average
                                       Outstanding    Contractual         Exercise       Exercisable as         Exercise
          Range of Exercise Prices      at 7/31/00           Life            Price          of  7/31/00            Price
----------------------------------------------------------------------------------  ------------------------------------
(share figures in thousands)
$7.06-$7.77                                    196            0.4           $ 7.09                  196           $ 7.09
$10.44-$11.48                                  847            1.4            10.50                  721            10.50
$17.84-$18.03                                  465            2.2            17.85                  384            17.85
$19.63-$23.13                                  656            6.1            22.82                  135            22.87
$25.23                                           9            3.3            25.23                    -                -
$34.38-$37.81                                  582            9.2            34.44                    1            36.50
$42.31-$43.06                                   23            9.5            43.02                    -                -
$48.06                                           2            9.9            48.06                    -                -

----------------------------------------------------------------------------------    ----------------------------------
                                             2,780            4.3          $ 19.76                1,437          $ 13.18
==================================================================================    ==================================

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which certain employees may receive restricted stock. A total of 500,000 shares have been reserved for issuance under the plan. Through July 31, 2000, 145,455 shares have been issued pursuant to the plan. The Company has recorded compensation expense of $0.8 million for the nine months ended July 31, 2000 related to restricted stock awards.

(5) Common Stock Repurchases

On October 13, 1999, the Company's Board of Directors authorized the purchase by the Company of up to 2.0 million shares of the Company's non-voting common stock. In the first nine months of fiscal 2000, the Company purchased 626,000 of its non-voting common stock under this share repurchase authorization.

(6) Regulatory Requirements

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $54.9 million, which exceeds its minimum net capital requirement of $0.9 million at July 31, 2000. The ratio of aggregate indebtedness to net capital at July 31, 2000 was .24 to 1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7) Real Estate Asset Held for Sale

The real estate asset held for sale consists of a warehouse located in Springfield, Massachusetts at both July 31, 2000 and October 31, 1999. The Company expects the sale of the Springfield, Massachusetts property to be completed in fiscal 2000. The estimated fair value less the cost to sell of the Springfield property exceeds its carrying value at July 31, 2000.

(8) Financial Instruments

Forward Exchange Contract

At July 31, 2000, the Company had an open forward exchange contract to sell European Currency Units (Euros) for an underlying principal amount of $4.7 million. The contract was entered into to hedge a Euro denominated investment thereby limiting the risk that would otherwise result from changes in exchange rates. The Company does not enter into foreign currency transactions for trading or speculative purposes.

Unrealized Securities Holding Gains and Losses

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $40.0 million and $15.5 million at July 31, 2000 and October 31, 1999, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $9.4 million and $6.8 million at July 31, 2000 and October 31, 1999, respectively, and gross unrealized losses of approximately $1.1 million and $0.2 million at July 31, 2000 and October 31, 1999, respectively, have been excluded from earnings and reported as a component of shareholders' equity, "Accumulated other comprehensive income," net of deferred taxes.

The Company has classified as trading securities having an aggregate fair value of $40.2 million at July 31, 2000. Gross unrealized gains related to securities classified as trading of approximately $1.2 million have been included in earnings for the nine months ended July 31, 2000.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9) Comprehensive Income

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses.

The following table shows comprehensive income for the nine months ended July 31, 2000 and 1999.

(in thousands)                                                                     2000                  1999
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $            85,518  $       (10,110)
Net unrealized gain on available-for-sale securities, net of
  income taxes of $600 and $1,894, respectively                                         1,222           3,039
                                                                         ----------------------------------------

Comprehensive income (loss)                                               $            86,740  $        (7,071)
                                                                         ========================================

(10) Accounting Developments

In June of 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement (as amended by SFAS No. 138) establishes new accounting and reporting requirements for derivative instruments. The Company has not yet determined the effect, if any, of this announcement on the consolidated financial statements. The Company intends to adopt the provisions of SFAS No. 133 as amended by SFAS No. 137 in fiscal 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is creating, marketing and managing mutual funds and other pooled investment vehicles and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third party broker-dealers, independent financial institutions and investment advisers.

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

Results of Operations

Quarter Ended July 31, 2000 Compared to Quarter Ended July 31, 1999

The Company reported earnings of $27.7 million or $0.75 per share diluted in the third quarter of fiscal 2000 compared to $26.4 million or $0.70 per share diluted in the third quarter of 1999.

Assets under management of $47.3 billion on July 31, 2000 were 21 percent higher than the $39.0 billion reported a year earlier. Asset growth resulted from strong sales of the Company's stock funds, bank loan funds, taxable bond funds, a $1.7 billion private placement of an equity fund, a $400 million collateralized debt obligation and equity market appreciation. Fund sales in the third quarter of fiscal 2000 were $3.1 billion compared to $2.9 billion in the third quarter of fiscal 1999. Redemptions were $1.4 billion in the third quarter of fiscal 2000 and $0.9 billion in the third quarter of fiscal 1999. The higher level of redemptions in the third quarter of fiscal 2000 was primarily in the Company's bank loan and domestic equity funds. As a result of equity market appreciation and private placements, equity fund assets increased to 50 percent of total assets under management on July 31, 2000 from 41 percent on July 31, 1999. Bank loan fund assets decreased to 21 percent of total assets under management on July 31, 2000 from 24 percent at July 31, 1999 as a result of net redemptions of bank loan funds in the third quarter of fiscal 2000 compared to net sales in the third quarter of fiscal 1999. As a result of the growth in equity funds, taxable and non-taxable fixed income funds decreased to 22 percent of total assets under management on July 31, 2000 from 27 percent on July 31, 1999.

The Company reported revenue of $108.0 million in the third quarter of fiscal 2000 compared to $91.0 million in the third quarter of fiscal 1999, an increase of $17 million or 19 percent. Investment adviser and administration fees increased $11.4 million to $57.7 million from $46.3 million a year earlier primarily as a result of the growth in total assets under management and the change in the Company's product mix. Distribution income increased 12 percent or $5.2 million to $49.2 million in the third quarter of fiscal 2000 from $44.0 million in the third quarter of fiscal 1999 as a result of the increase in sales and overall asset growth of the Company's domestic and international equity funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total operating expenses increased $9.2 million or 17 percent to $64.0 million in the third quarter of fiscal 2000 from $54.8 million in the third quarter of fiscal 1999. Compensation expense increased $3.3 million or 20 percent to $20.1 million in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 primarily as a result of maintaining competitive salary and benefit packages in a low unemployment job market. Amortization of deferred sales commissions increased to $20.9 million in the third quarter of fiscal 2000 from $19.9 million in the third quarter of fiscal 1999 as a result of an increase in gross sales of the Company's spread commission funds. The increase noted in other expenses reflects the increase in marketing expenses and sales incentives associated with asset growth and occupancy costs.

Gain on sale of investments decreased $7.0 million from the third quarter of fiscal 1999 to the third quarter of fiscal 2000 primarily as a result of net gains on the sale of real estate in the third quarter of fiscal 1999.

The Company reduced its effective tax rate to 38 percent during fiscal 2000 from 39 percent at July 31, 1999 as a result of favorable state tax developments.

Nine Months ended July 31, 2000 Compared to the Nine Months Ended July 31, 1999

The Company reported earnings of $85.5 million or $2.32 per share diluted in the first nine months of fiscal 2000 compared to a loss of $10.1 million or $0.27 per share diluted in the first nine months of fiscal 1999.

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

In April of 1999, the bank loan interval funds received shareholder approval and a SEC exemptive order permitting them to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the SEC permitted the Company to resume the capitalization and amortization of sales commissions associated with the distribution of these funds effective May 1, 1999, the beginning of the Company's third fiscal quarter. For the period November 1, 1998 through April 30, 1999, these commissions totaled $71.3 million and have been recorded in "Sales commission expense" in the Company's consolidated statement of income for the nine months ended July 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Total revenue increased by $64.3 million or 26 percent to $315.1 million in the first nine months of fiscal 2000 from $250.8 million in the first nine months of fiscal 1999 as a result of greater average assets under management. Investment adviser and administration fees increased to $165.2 million from $148.9 million primarily as a result of the growth in total assets under management. As noted above, the Company's bank loan interval funds changed their fee structures by adopting 12b-1 equivalent distribution plans effective May 1, 1999. This change reduced significantly the investment advisory fees from these funds, but increased the distribution fees from these funds by the same amount. Distribution income increased to $147.2 million in the first nine months of fiscal 2000 from $98.9 million a year earlier primarily as a result of the implementation of the 12b-1 distribution plans on bank loan interval funds and increased service fee income resulting from greater assets under management.

Total operating expenses decreased $34.7 million or 16 percent to $180.7 million in the first nine months of fiscal 2000 from $215.4 million in the first nine months of fiscal 1999. The decrease in operating expenses can primarily be attributed to the expensing of $71.3 million of sales commissions in the first nine months of fiscal 1999 offset by an increase in compensation, amortization of deferred sales commissions and other expenses in the first nine months of fiscal 2000. Compensation expense increased $4.4 million or 8% to $56.5 million in the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999 primarily as a result of maintaining competitive salary and benefit packages in a low unemployment job market. Amortization of deferred sales commissions increased to $61.4 million in the first nine months of fiscal 2000 from $44.0 million in the first nine months of fiscal 1999 as a result of the change in accounting treatment of bank loan interval fund offering costs and the adjustment of the amortization period of certain deferred sales commission assets in order to better match amortization expense with projected distribution fee income. The increase noted in other expenses reflects the increase in service fee expense, marketing expenses and sales incentives associated with asset growth and occupancy costs.

Interest income increased 59 percent to $4.3 million in the first nine months of fiscal 2000 from $2.7 million in the first nine months of fiscal 1999. The increase in interest income is the result of interest earned on a favorable settlement of a longstanding Massachusetts income tax claim relating to tax years 1990, 1991 and 1992. Gain on sale of investments decreased $7.6 million from the first nine months of fiscal 1999 to the first nine months of fiscal 2000 primarily as a result of net gains on the sale of real estate in the first nine months of fiscal 1999.

The Company reduced its effective tax rate to 38 percent during the first nine months of fiscal 2000 from 39 percent at July 31, 1999 as a result of favorable state tax developments

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments aggregated $98.4 million at July 31, 2000, an increase of $21.0 million from October 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Operating activities generated cash and cash equivalents of $69.2 million in the first nine months of fiscal 2000 compared to $4.0 million in the first nine months of fiscal 1999. The increase in cash provided by operating activities in the first nine months of fiscal 2000 can be attributed primarily to the significant decrease in sales commissions paid to brokers in connection with fund sales. In the first nine months of fiscal 1999, the Company offered and paid commissions related to a larger amount of private placements and the public offering of nine closed-end municipal bond funds. The $174.7 million of sales commissions paid in the first nine months of 1999 is comprised of $71.3 million of sales commissions related to the sale of the Company's closed-end and interval funds and $103.4 million of sales commissions related the sale of the Company's open-end funds. Closed-end and bank loan interval fund sales commissions of $71.3 million paid prior to July 31, 1999 were expensed as incurred and therefore included as a component of net income in the Company's consolidated statements of income and cash flows. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be the primary use of cash and totaled $96.6 million in the first nine months of fiscal 2000.

Investing activities reduced cash and cash equivalents by $58.5 million in the first nine months of fiscal 2000. In the first nine months of fiscal 1999, investing activities provided cash of $43.4 million. Consistent with the Company's policy to invest its excess cash efficiently, the primary use of cash in the first nine months of fiscal 2000 related to investing activities was the purchase of short-term treasury investments. The Company also purchased $10.5 million of other investments related to its offering of a collateralized debt obligation in the first nine months of fiscal 2000. The Company sold several of its real estate holdings resulting in proceeds of $25.2 million in the first nine months of fiscal 1999.

Financing activities reduced cash and cash equivalents by $35.4 million in the first nine months of fiscal 2000 compared to $27.2 million in the first nine months of fiscal 1999. Significant financing activities during the first nine months of fiscal 2000 included the repurchase of 626,000 shares of the Company's non-voting common stock under its authorized repurchase program compared to 458,000 shares in the first nine months of fiscal 1999. The Company's dividend was $0.29 per share in the first nine months of 2000 compared to $0.23 per share in the first nine months of fiscal 1999.

At July 31, 2000, the Company had no borrowings outstanding under its $50.0 million senior unsecured revolving credit facility.

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

The Company derives almost all of its revenues from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separately managed accounts. As a result, the Company is dependent upon the contractual relationships it maintains with these funds, other pooled investment vehicles, and separately managed accounts. In the event that any of the management contracts, administration contracts, underwriting contracts or service agreements are not renewed pursuant to the terms of these contracts or agreements, the Company's financial results may be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements and fluctuations in foreign currency exchange rates. The Company is exposed to changes in the interest rates primarily in its cash, investment and debt transactions. The Company does not believe that the effect of reasonably possible near-term changes in the interest rates on the Company's financial position, results of operations or cash flow would be material. The Company utilized a forward contract to limit foreign currency exchange rate exposure related to an investment. At July 31, 2000, the Company had an open forward exchange contract to sell European Currency Units for an underlying principal amount of $4.7 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

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

     Exhibit No.    Description

     27.1           Financial Data Schedule as of July 31, 2000 (filed  herewith
                    - electronic filing only).


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

                                                EATON VANCE CORP.
                                                -----------------
                                                (Registrant)


DATE:  September 12, 2000                       /s/William M. Steul
                                                --------------------------------
                                                     (Signature)
                                                  William M. Steul
                                               Chief Financial Officer


DATE:  September 12, 2000                       /s/Laurie G. Hylton
                                                --------------------------------
                                                     (Signature)
                                                  Laurie G. Russell
                                               Chief Accounting Officer