Form 10-K
period 2000-10-31
EATON VANCE CORP
filed 2001-01-26
CIK 350797

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                October 31, 2000
                            For the fiscal year ended
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

                Maryland                                04-2718215
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

  255 State Street, Boston, Massachusetts               02109
  ---------------------------------------             ----------
  (Address of principal executive offices)            (Zip Code)

                                 (617) 482-8260
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class Non-Voting Common Stock        on which registered
          ($0.0078125 par value)                 New York Stock Exchange
          ------------------------               -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
             Non-Voting Common Stock par value $0.0078125 per share
           -----------------------------------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $32.25 on December 31, 2000 on the New York Stock Exchange was $1,758,115,877. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5% or more of the registrant's Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.
                  Class                        Outstanding at December 31, 2000
Non-Voting Common Stock, $0.0078125 par value                        69,409,496
---------------------------------------------
Common Stock, $0.0078125 par value                                      154,880
---------------------------------------------
Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 2000 (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.
================================================================================

                                     PART I
ITEM 1. BUSINESS

The Company's principal business is creating, marketing and managing investment funds and providing investment management and counseling services to institutions and individuals. The Company has been in the investment management business for over seventy-five years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. As of October 31, 2000, the Company managed $49.2 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

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

The Company conducts its investment management and counseling business through two wholly-owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), each of which is a Massachusetts business trust registered with the Securities and Exchange Commission (the "SEC") as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly-owned broker/dealer registered under the Securities Exchange Act of 1934 (the "Exchange Act"), markets and sells the Funds.

As of October 31, 2000, the Company provided investment advisory or administration services to over 70 Funds and to over 800 separately managed individual and institutional accounts. At that date, the Funds had aggregate assets under management of $46.0 billion and the Company's separately managed accounts had aggregate assets under management of $3.2 billion. The following table shows assets in the Funds and the separately managed accounts for the dates indicated:

                                 FUND AND SEPARATELY MANAGED ACCOUNT ASSETS
                                                AT OCTOBER 31,
                             ---------------------------------------------------
                                   2000        1999      1998      1997     1996
                             ---------------------------------------------------
                                                (in millions)
Funds:
   Money Market                 $   300    $   200    $   200   $   200  $   200
   Equities                      25,400     18,000      9,800     5,200    3,100
   Bank Loans                    10,100     10,000      6,200     3,900    2,800
   Taxable Fixed Income           3,600      2,500      2,200     2,100    1,300
   Non-Taxable Fixed Income       6,600      7,400      7,500     7,500    8,200
                             ---------------------------------------------------
      Total                      46,000     38,100     25,900    18,900   15,600
                             ---------------------------------------------------
Separately Managed Accounts       3,200      2,800      2,500     2,400    1,700
                             ---------------------------------------------------
      Total                     $49,200    $40,900    $28,400   $21,300  $17,300
                             ===================================================

Equity fund assets represented 52 percent of total assets under management as of October 31, 2000 compared to 44 percent on October 31, 1999, while taxable and non-taxable fixed-income fund assets decreased to 21 percent of total assets under management from 24 percent the year earlier. Bank loan fund assets decreased to 21 percent of total assets under management as of October 31, 2000, from 24 percent the year before.

In fiscal 2000, the Company continued to focus on developing products that are managed to maximize after-tax returns and on broadening its tax-managed equity product line. Tax-managed investing addresses the roughly 50 percent of investors who invest in funds outside of qualified retirement plans such as IRAs and 401(k)s. The Company introduced Eaton Vance Tax-Managed Growth Fund in the spring of 1996. In fiscal 1997 and 1998, the Company added two new tax-managed funds, Eaton Vance Tax-Managed Emerging Growth Fund and Eaton Vance Tax-Managed International Growth Fund, as companion products to its flagship large-cap growth fund. In fiscal 2000, the Company rounded out its tax-managed product line with the introduction of Eaton Vance Tax-Managed Value Fund, Eaton Vance Tax-Managed Capital Appreciation Fund and Eaton Vance Tax-Managed Young Shareholder Fund, each focusing on the goal of long-term after-tax returns. In addition to its tax-managed equity funds, the Company offers a family of open-end and exchange-listed municipal bond funds that continue to be an important part of the Company's tax-managed product offering. The Company has also continued to offer private equity funds to qualified high net worth investors.

The Company extended the scope of its tax-managed products in fiscal 2000 to encompass "Comprehensive Wealth Management" - the management, on a multigenerational basis, of a family's investment, tax, and estate planning needs. In April 2000, the Company introduced The U.S. Charitable Gift Trust and Pooled Income Funds, designed to address the distribution of wealth in a tax efficient manner. The U.S. Charitable Gift Trust is one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Gift Trust and designated charities upon their deaths. The Trust and Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

The Company broadened its taxable fixed-income product line in fiscal 2000 with the completion of two collateralized debt obligation programs ("CDOs"). These two privately-placed, combination high yield and bank loan CDOs attracted $800 million in assets under management in fiscal 2000.

The Company further broadened its floating-rate bank loan product line in fiscal 2000 with the introduction of Eaton Vance Floating-Rate High Income Fund, a bank loan fund offering investors daily liquidity in an open-end mutual fund format. Floating Rate High Income Fund complements the Company's family of continuously-offered, and exchange-listed closed-end bank loan funds.

The Company has five new funds domiciled in Dublin, Ireland for retail distribution in Europe. These funds have investment objectives and policies similar to certain equity and income funds offered domestically by the Company. These funds have been registered for retail sale in Germany and are also being registered in Switzerland. The Company has also registered several of its offshore funds in Hong Kong for sale in Hong Kong.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

Portfolio managers employed by the Company make investment decisions for all but five of the Eaton Vance Funds in accordance with each Fund's/Trust's investment objectives and policies. Investment decisions for four international equity funds are made by Lloyd George Management ("LGM"), an independent investment management company based in Hong Kong in which the Company owns a 21% equity position. The portfolio managers of the Company and LGM jointly manage one of the Company's international equity funds. OrbiMed Advisors, Inc. ("Orbimed"), an independent investment management company based in New York, makes investment decisions for Worldwide Health Sciences Portfolio. The Company's portfolio management staff has, on average, more than 20 years of experience in the securities industry. The Company's investment advisory agreements for management services with each of the Funds provide for fees ranging from 10 to 100 basis points of average net assets annually. For Funds that are registered under the Investment Company Act of 1940, as amended ("Registered Funds"), a majority of the independent trustees of these Registered Funds, i.e., those unaffiliated with the management company, must approve the investment advisory agreements annually. Registered Fund shareholders must approve any material amendments to the investment advisory agreements. The Funds generally may terminate these agreements upon 30 to 60 days notice without penalty.

Investment counselors employed by the Company make decisions for the separately managed accounts. The Company's investment counselors use the same sources of information as Fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients. The Company's investment advisory fee agreements for the separately managed accounts provide for fees ranging from 20 to 100 basis points of average net assets on an annual basis. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees received for the past five years ended October 31, 2000:

                                             INVESTMENT ADVISORY AND
                                              ADMINISTRATION FEES*
                                             YEAR ENDED OCTOBER 31,
                           -----------------------------------------------------
                                2000         1999      1998       1997      1996
                           -----------------------------------------------------
(in thousands)
Investment Advisory
  Fees - Funds              $204,926   $ 173,079   $127,234   $ 95,531   $81,473
Separately Managed Accounts   12,436      11,169     11,295      9,503     8,865
Administration Fees -
  Funds **                     8,017      13,129     12,662     12,071     7,793
                           =====================================================
     Total                   225,379    $197,377   $151,191   $117,105   $98,131
                           =====================================================

* Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds. The Company did not receive any management and administration fees from gold mining investments in 2000, 1999 or 1998.

** Administration fees decreased in fiscal 2000 primarily as a result of the change in fee structure associated with the implementation of Rule 12b-1 equivalent distribution plans on the bank loan interval funds on May 1, 1999. See discussion at Management's Discussion and Analysis of financial conditions and results of operations appearing on pages 18 to 24 of the Company's 2000 Annual Report to Shareholders furnished as Exhibit 13.1 hereto, which is incorporated herein by reference.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

Beginning in 1993, the Company introduced the Master/Feeder structure for most of its Funds. Master/Feeder is a two-tiered arrangement in which Funds ("Feeder Funds") with substantially identical investment objectives pool their assets by investing in a common portfolio ("Master Fund"). Each Eaton Vance Master Fund (except funds managed by LGM or OrbiMed) has entered into an investment advisory agreement with either EVM or BMR. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, either EVM or BMR, as applicable, provides overall investment management services to each of the Master Funds, subject to the supervision of each Fund's Board of Trustees in accordance with each Fund's fundamental investment objectives and policies.

EVM also serves as administrator or manager under an Administration Service Agreement or Management Contract (each an "Agreement") to the Funds (including those managed by LGM and OrbiMed). Under such Agreements EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholder meetings, and other administrative services, including furnishing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the Funds. For the services provided under the Agreements, certain Funds pay EVM a monthly fee calculated at an annual rate of up to 0.35% of average daily gross assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

In addition, certain Funds have adopted distribution plans, which, subject to applicable law, provide for compensation to the Company for the payment of applicable sales commissions to retail distribution firms and for distribution services through the payment of an ongoing distribution fee (i.e., a Rule 12b-1 fee). These distribution plans are implemented through distribution agreements between EVD and the Funds. Although the specific terms of each such agreement vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the Fund and distributes shares of the Fund through unaffiliated dealers. Each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective Funds, including a majority of the independent trustees.

Each Fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the Fund who are employed by the Company. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its fee and pay for some expenses of the Fund.

EVM has entered into an investment advisory agreement for each separately managed account, which sets forth the account's investment objectives and fee schedule. EVM invests the assets of the accounts in accordance with the stated investment objectives. The Company's investment counselors may assist clients in formulating investment strategies.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, The U.S. Charitable Gift Trust has entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts. EVD does not profit from the raising of contributions for the Gift Trust.

5
ITEM 1. BUSINESS (CONTINUED)

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes continuously offered shares of Funds through EVD. EVD sells Fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 2000, 1999 and 1998 calendar years, the five dealer firms responsible for the largest volume of Fund sales accounted for approximately 31%, 28% and 35%, respectively, of the Company's Fund sales volume. EVD currently maintains a sales force of more than 46 external wholesalers and 43 internal wholesalers. External and internal wholesalers work closely with the retail distribution network to assist in selling shares of Funds.

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

EVD currently sells its Registered Funds with up to four separate pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); and 4) institutional (Class I). For Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the shares sold. The Fund pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets.

For Class B shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four- to six-year period. The shareholder pays a contingent deferred sales charge to EVD if he or she redeems shares within a four-, five- or six-year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund or Class in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act of 1940. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, the Fund or Class pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets.

For Class C shares, the shareholder pays no front-end commissions, and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. The Fund pays service fees at an annual rate not to exceed 25 basis points of average net assets. Offering level-load Class C shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

For Class I shares, a minimum investment of $250,000 or higher is required and the shareholder pays no sales charges. The introduction of institutional shares has made a number of funds available to a broader group of financial intermediaries.

The Company also sponsors from time to time unregistered equity funds privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make payments. The private funds are managed by EVM and BMR.

The Company also sponsors a family of Cayman Island domiciled offshore funds known as the Eaton Vance Medallion family of funds. The Medallion Funds are sold by certain dealer firms through EVD to non-U.S. persons, with commission structures similar to those of the Registered Funds offered in the U.S. The Company earns distribution, administration and advisory fees directly or indirectly from the Medallion Funds.

Reference is made to Note 14 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 2000 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10% of the total revenue of the Company.

SIGNIFICANT ACCOUNTING CHANGE

In October 1998, the Financial Accounting Standards Board ("FASB") staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both Rule 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, the FASB staff concluded that subsequent to July 23, 1998, the effective date of the announcement, these offering costs should be expensed as incurred. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

In order to comply with the requirements of both the FASB staff announcement and SOP 98-5, the Company expensed all offering costs incurred subsequent to July 23, 1998 in connection with the distribution of its closed-end funds and bank loan interval funds that did not have both Rule 12b-1 fees and contingent deferred sales charges. Closed-end, interval and private fund sales commissions paid and capitalized prior to and including the July 23, 1998 effective date of the FASB staff announcement were expensed as a cumulative effect of change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes," upon adoption of SOP 98-5 by the Company effective November 1, 1998. The cumulative effect of the adoption on November 1, 1998 was a charge to the Consolidated Statements of Income of $36.6 million, net of income taxes of $23.4 million.

In April of 1999, the Company's bank loan interval funds received shareholder approval and a Securities and Exchange Commission ("SEC") exemptive order permitting them, beginning May 1, 1999, to implement Rule 12b-1 equivalent distribution plans. With the implementation of these distribution plans, the Company resumed capitalizing and amortizing sales commissions paid to broker-dealers for sales of its bank loan interval funds effective May 1, 1999, the beginning of the third fiscal quarter of fiscal 1999. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to April 30, 1999 totaled $71.3 million.

The change in accounting treatment has not had, nor will have, any effect on the Company's cash flow or cash position.

FORWARD-LOOKING STATEMENTS

From time to time, information provided by the Company or information included in its filings with the SEC (including this Form 10-K) may contain statements that are not historical facts, but for this purpose are referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed in "Competitive Conditions and Risk Factors" below.

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

There are few barriers to entry by new investment management firms. The Eaton Vance Funds compete against an ever increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell equity funds, taxable income funds, tax-free investments and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of products offered, the investment performance of such products, quality of service, fees charged, the level and type of sales representative compensation, the manner in which such products are marketed and distributed and the services provided to investors.

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

REGULATION

EVM and BMR are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance Funds are registered with the SEC under the Investment Company Act of 1940, as amended. Except for privately-offered Funds exempt from registration, each U.S. Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM or BMR engaging in the investment management business for specified periods of time, the revocation of EVM's or BMR's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and other federal and state agencies. EVD is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2000. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

EMPLOYEES

On October 31, 2000, the Company and its wholly owned subsidiaries had 438 full-time employees. On October 31, 1999, the comparable figure was 407.

ITEM 2. PROPERTIES

Northeast Properties, LLC, a wholly owned subsidiary of the Company, owns an investment property in Springfield, Massachusetts. For information with respect to this property, reference is made to Schedule III and Note 4 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 2000 Annual Report to Shareholders (Exhibit 13.1 hereto), both of which are incorporated herein by reference. As noted in Note 4 to the Consolidated Financial Statements contained in the Eaton Vance Corp. 2000 Annual Report to Shareholders, the Springfield property was sold in November of 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 11, 2000, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

1) The Articles of Amendment to the Company's Charter effecting a two-for-one stock split.

2) The authorization to repurchase up to 4,000,000 shares of the Company's Non-voting Common Stock.

3) The 1998 Stock Option Plan - Restatement No. 1.

4) The 1986 Employee Stock Purchase Plan - Restatement No. 8.

5) The 1992 Incentive Plan Stock Alternative - Restatement No. 4.

6) Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan.

7) The restated Eaton Vance Corp. Supplemental Profit Sharing Plan.

8) The renewal of the Voting Trust for an additional three-year term until October 30, 2003.

On November 1, 2000, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the 1998 Stock Option Plan - Restatement No. 2.

Such consents are effective as duly adopted votes of the holders of all Voting Common Stock as of such dates.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.0078125 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.0078125 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 2000 was 950. The additional information required to be disclosed in Item 5 is found on page 8 of the Company's 2000 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Price and Dividend Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data appearing under the caption "Five Year Financial Summary" on page 17 of the Company's 2000 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated by reference. A reference is also made to the discussion of the significant accounting change on page 7 of
Item 1 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of financial condition and results of operations appearing on pages 18 through 24 of the Company's 2000 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk appearing under the caption of "Market Risk" within Management's Discussion and Analysis of financial condition and results of operations appearing on page 24 of the Company's 2000 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 25 through 44 of the Company's 2000 Annual Report to Shareholders, furnished as Exhibit 13.1 hereto, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 2000:

   NAME                  AGE     POSITION
   ----------------------------------------------------------------------------
   James B. Hawkes       59      Chairman of the Board, President and
                                   Chief Executive Officer
   John G.L. Cabot       66      Director
   Leo I. Higdon, Jr.    54      Director
   John M. Nelson        68      Director
   Vincent M. O'Reilly   62      Director
   Ralph Z. Sorenson     67      Director
   Thomas E. Faust Jr.   42      Executive Vice President and Chief Equity
                                   Investment Officer
   Jeffrey P. Beale      44      Vice President and Chief Administrative Officer
   Alan R. Dynner        60      Vice President, Secretary and Chief
                                   Legal Officer
   Laurie G. Hylton      34      Vice President and Chief Accounting Officer
   William M. Steul      58      Vice President, Treasurer and Chief
                                   Financial Officer
   Wharton P. Whitaker   56      President, Eaton Vance Distributors, Inc.

Eaton Vance Corp. was founded as a holding company by Eaton & Howard, Vance Sanders, Inc. in February 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979. In this
Item 10, the absence of a corporate name indicates that, depending on the dates involved, the executive held the indicated titles in a firm in the chain of Vance, Sanders & Company, Inc., Eaton & Howard, Vance Sanders Inc., or Eaton Vance Corp. In general, the following officers hold their positions for a period of one year or until their successors are duly chosen or elected.

Mr. Hawkes was elected President and Chief Executive Officer in October 1996 and Chairman of the Board in October 1997. He was Executive Vice President of the Company from January 1990 to October 1996 and a Vice President of the Company from June 1975 to January 1990. He has been a Director since January 1982. Mr. Hawkes serves as Chairman of the Executive Committee and as a member of the Nominating and Governance Committees established by the Company's Board of Directors. He is also Chairman of the Company's Management Committee. Mr. Hawkes is an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Cabot has served as a Director of the Company since March 1989. He is Chairman of the Nominating Committee and serves as a member of the Audit, Compensation, Option and Governance Committees established by the Company's Board of Directors. Mr. Cabot is also a Director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as Director of the Company since January 2000. Mr. Higdon has served as the President of Babson College since July 1997. Prior to joining Babson College, Mr. Higdon served as Dean of Business Administration at the Darden Graduate School of Business Administration. Mr. Higdon is also a Director of Crompton Corporation and Newmont Mining.

Mr. Nelson has served as Director of the Company since January 1998. He is Chairman of the Governance Committee and serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is Chairman of Brown & Sharpe Manufacturing Company and a Director of the TJX Companies, Commerce Holdings, Inc. and Stocker and Yale, Inc.

Mr. O'Reilly has served as a Director of the Company since April 1998. He is Chairman of the Audit Committee and serves as a member of the Nominating and Governance Committees established by the Company's Board of Directors. Mr. O'Reilly serves as a faculty member at the Carroll Graduate School of Management at Boston College. Mr. O'Reilly was formerly a partner of Coopers and Lybrand. Mr. O'Reilly serves as a Director of the Neiman Marcus Group and Teradyne, Inc. Mr. O'Reilly is also Vice-Chairman of the Board of the New England Independent System Operator.

Mr. Sorenson has served as a Director of the Company since March 1989. He is Chairman of both the Compensation and Option Committees and serves as a member of the Audit, Nominating and Governance Committees established by the Company's Board of Directors. Mr. Sorenson also serves as a Director of Houghton Mifflin Company, Polaroid Corporation, Northern Trust Bank of Colorado, Exabyte Corp. and Whole Foods Market.

Mr. Faust has been Executive Vice President and Chief Equity Investment Officer since January 2000. He was a Vice President and Director of Equity Research and Management of the Company since February 1995. Mr. Faust serves as a member of the Company's Management Committee.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Prior to joining the Company, he was a Senior Vice President of Putnam Investments from December 1997 to June 1998. Mr. Beale was a Vice President of the Company from May 1992 to December 1997. Mr. Beale serves as a member of the Company's Management Committee.

Mr. Dynner has been a Vice President and Chief Legal Officer of the Company since November 1996 and Secretary of the Company since January 2000. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. Mr. Dynner is a member of the Company's Management Committee. He is an officer of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Steul has been the Vice President, Treasurer and Chief Financial Officer of the Company since December 1994. Mr. Steul is a member of the Company's Management Committee.

Mr. Whitaker has been President, Eaton Vance Distributors, Inc., since November 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc., from June 1987 to October 1991. Mr. Whitaker is a member of the Company's Management Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal 2000 all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                LONG TERM COMPENSATION
                                                                            --------------------------------
                                             ANNUAL COMPENSATION                        AWARDS
                                                                            --------------------------------
                                                                              RESTRICTED        SECURITIES
                                                               OTHER ANNUAL     STOCK           UNDERLYING     ALL OTHER
                             YEAR     SALARY        BONUS     COMPENSATION(1)  AWARD(2)           OPTIONS    COMPENSATION(3)
----------------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL                      ($)          ($)           ($)           ($)                (#)           ($)
POSITION
----------------------------------------------------------------------------------------------------------------------------
James B. Hawkes
President and Chief          2000       450,000     2,500,000         4,345             --          100,000       30,000
Executive Officer
                             1999       430,000     1,750,000         4,894             --          140,000       30,000
                             1998       415,000     1,410,000         4,038             --          140,000       30,000
----------------------------------------------------------------------------------------------------------------------------
Thomas E. Faust Jr.
Executive Vice President
and Chief Equity             2000       330,000     2,250,000        58,241      1,000,000           60,000       30,000
Investment Officer
                             1999       315,000     1,535,000        51,941             --           80,000       30,000
                             1998       300,000     1,250,000        56,709             --           79,200       30,000
----------------------------------------------------------------------------------------------------------------------------
Alan R. Dynner
Vice President and Chief     2000       272,000       435,000         8,347             --           30,000       30,000
Legal Officer
                             1999       265,000       350,000         9,414             --           40,000       30,000
                             1998       260,000       300,000         8,095             --           30,000       30,000
----------------------------------------------------------------------------------------------------------------------------
William M. Steul
Vice President and Chief     2000       275,000       435,000         6,952             --           30,000       30,000
Financial Officer
                             1999       270,000       350,000         9,399             --           40,000       30,000
                             1998       266,000       300,000         4,865             --           30,000       30,000
----------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker          2000       255,000     1,182,208         8,335             --           30,000       30,000
President, EVD
                             1999       249,000     1,340,819         9,425             --           40,000       30,000
                             1998       245,000       977,417         8,108             --           30,000       30,000
----------------------------------------------------------------------------------------------------------------------------

     (1) The amounts appearing under "Other Annual Compensation" represent the 10% discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

     (2) The restricted stock award of 58,182 shares to Mr. Faust had a market value of $1,448,641 at October 31, 2000. Shares vest over five to seven years. The Company expects 26,181 to vest over the next three years. Dividends are paid on restricted stock awards.

     (3) The amounts appearing under "All Other Compensation" represent contributions by the Company to the Company's profit sharing, supplemental profit sharing and 401(k) Plans.


(B) OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 2000 to the named executive officers:


                                              PERCENTAGE
                                               OF TOTAL
                              NUMBER OF        OPTIONS                                     POTENTIAL REALIZABLE VALUE
                              SECURITIES      GRANTED TO                                   AT ASSUMED ANNUAL RATES OF
                              UNDERLYING     EMPLOYEES IN     EXERCISE                      STOCK PRICE APPRECIATION
                               OPTIONS       FISCAL YEAR       PRICE       EXPIRATION           FOR OPTION TERM(1)
           NAME                GRANTED                       ($/SHARE)        DATE            5% ($)         10% ($)
--------------------------- --------------- --------------- ------------- -------------- ----------------------------
James B. Hawkes                     94,200            7.6%       $17.188       11/01/09     2,066,380      2,607,516
                                     5,800            0.5%       $18.906       11/01/04       139,953        176,603
Thomas E. Faust Jr.                 54,200            4.4%       $17.188       11/01/09     1,188,936      1,500,291
                                     5,800            0.5%       $18.906       11/01/04       139,953        176,603
Alan R. Dynner                      30,000            2.4%       $17.188       11/01/09       658,083        830,419
William M. Steul                    30,000            2.4%       $17.188       11/01/09       658,083        830,419
Wharton P. Whitaker                 30,000            2.4%       $17.188       11/01/09       658,083        830,419

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

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 2000 and stock options held as of October 31, 2000 by the named executive officers.

                                                               NUMBER OF
                             SHARES                     SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                          ACQUIRED ON      VALUE      UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                            EXERCISE      REALIZED               YEAR END                       YEAR END (1)
                          ------------- ------------- ------------------------------- ---------------------------------
                                                         EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
          NAME                (#)           ($)             (#)             (#)             ($)              ($)
------------------------- ------------- ------------- ---------------- -------------- ---------------- ----------------
James B. Hawkes                 15,000       209,391          776,622        418,378       14,616,274        6,288,535
Thomas E. Faust Jr.                 --            --          208,622        163,378        3,795,022        2,038,295
Alan R. Dynner                      --            --          245,789         94,211        4,702,877        1,236,873
William M. Steul                11,200        91,875           92,945         83,855        1,866,421        1,003,097
Wharton P. Whitaker             11,200        90,125           40,929         83,855          774,871        1,003,097

(1) Based on the fair market value of the Company's Non-Voting Common stock on October 31, 2000 ($24.906) as reported on the New York Stock Exchange, less the option exercise price.

(D) COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $5,000 per quarter and $1,000 per meeting. During the fiscal year ended October 31, 2000, John G.L. Cabot and Ralph Z. Sorenson each received $29,000; in addition, each was granted options for 3,374 shares. During the fiscal year ended October 31, 2000, John M. Nelson and Vincent M. O'Reilly received $25,000 and $28,000, respectively; in addition, each was granted options for 3,374 shares. During the fiscal year ended October 31, 2000, Leo I. Higdon, Jr. received $23,000; in addition, he was granted options for 2,836 shares.

(E) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.0078125 par value (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 2000), James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer. The Voting Trust was renewed for an additional three-year term until October 30, 2003. The Voting Trustees have unrestricted voting rights to elect the Company's directors. At December 31, 2000, the Company had outstanding 154,880 shares of Voting Common Stock. Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at December 31, 2000, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 154,880 shares of the Voting Common Stock then outstanding:

                                               NUMBER OF SHARES OF
                                               VOTING COMMON STOCK
        TITLE OF CLASS          NAME           COVERED BY RECEIPTS    % OF CLASS
------------------------ -------------------------------------------------------
Voting Common Stock      James B. Hawkes             37,120                 24%
Voting Common Stock      Thomas E. Faust Jr.         27,906                 18%
Voting Common Stock      Alan R. Dynner              18,558                 12%
Voting Common Stock      William M. Steul            18,558                 12%
Voting Common Stock      Wharton P. Whitaker         18,558                 12%
Voting Common Stock      Thomas J. Fetter             7,746                  5%
Voting Common Stock      Duncan W. Richardson         7,746                  5%
Voting Common Stock      Jeffrey P. Beale             4,672                  3%
Voting Common Stock      Scott H. Page                4,672                  3%
Voting Common Stock      Payson F. Swaffield          4,672                  3%
Voting Common Stock      Michael W. Weilheimer        4,672                  3%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Mr. Hawkes is an officer and Director of the Company and Voting Trustee of the Voting Trust; Messrs. Dynner, Faust and Steul are all officers of the Company and Voting Trustees of the Voting Trust; Mr. Whitaker is President of Eaton Vance Distributors, Inc. and a Voting Trustee of the Voting Trust; Messrs. Fetter, Richardson, Beale, Page, Swaffield and Weilheimer are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.0078125 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 2000, the officers and Directors of the Company, as a group, beneficially owned 5,409,885 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock) or 7.61% of the 69,409,496 shares then outstanding plus 1,723,498 shares subject to options exercisable within 60 days based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock (including, as noted unexercised options to purchase such stock by (I) each person known by the Company to own beneficially more than 5% of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 2000 (such investment power being sole unless otherwise indicated):

                                                 AMOUNT OF            PERCENTAGE
                                                 BENEFICIAL               OF
          TITLE OF CLASS     BENEFICIAL OWNERS  OWNERSHIP (A)          CLASS (B)
-------------------------------------------------------------------------------
Non-Voting Common Stock   Landon T. Clay        11,207,488  (d)          16.15
Non-Voting Common Stock   James B. Hawkes        2,877,137  (c) (e)       4.09
Non-Voting Common Stock   Thomas E. Faust Jr.      853,079  (c)           1.23
Non-Voting Common Stock   Wharton P. Whitaker      680,764  (c)           0.98
Non-Voting Common Stock   William M. Steul         285,837  (c)           0.41
Non-Voting Common Stock   Alan R. Dynner           282,762  (c)           0.41
Non-Voting Common Stock   John G.L. Cabot          216,272  (c) (f)       0.31
Non-Voting Common Stock   Ralph Z. Sorenson         93,096  (c)           0.13
Non-Voting Common Stock   John M. Nelson            15,152  (c)           0.02
Non-Voting Common Stock   Vincent M. O'Reilly        5,030  (c)           0.01
Non-Voting Common Stock   Leo I. Higdon              2,000  (c)           0.00

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

     (a)  Based solely upon information furnished by the individuals.

     (b) Based on 69,409,496 outstanding shares plus options exercisable within 60 days of 1,013,285 for Mr. Hawkes, 229,103 for Mr. Faust, 63,074 for Mr. Whitaker, 63,890 for Mr. Steul, 276,090 for Mr. Dynner, 10,704 for Mr. Cabot, 10,704 for Mr. Sorenson, 7,152 for Mr. Nelson and 3,824 for Mr. O'Reilly.

     (c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

     (d) Includes 20,000 shares held by Mr. Clay's children, 8,360 shares held in the trust of a profit sharing retirement plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay and 50,840 shares held in trust of a profit sharing retirement plan for employees of LTC Corp., 60% owned by Mr. Clay.

     (e) Includes 93,160 shares owned by Mr. Hawkes' spouse and 60,134 shares held by Mr. Hawkes' daughter.

     (f)  Includes 32,000 shares held in a family limited partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Not applicable.

(B) Not applicable.

(C) INDEBTEDNESS OF MANAGEMENT

In 1998, the Company increased to $10,000,000 the amount in the Executive Loan Program, which is available for loans to certain key employees for the purpose of financing the exercise of stock, options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $2,485,342 at October 31, 2000.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 1999, in an aggregate amount in excess of $60,000:

                     LARGEST AMOUNT OF         LOANS         RATE OF INTEREST
                     LOANS OUTSTANDING    OUTSTANDING AS        CHARGED ON
                       SINCE 11/1/99        OF 12/31/00     LOANS AS OF 12/31/00
---------------------------------------- ----------------- ---------------------
James B. Hawkes         $ 603,278            $ 451,713        4.83% - 7.61%(1)
Wharton P. Whitaker        99,925                -                    -

(1) 5.74% interest payable on $37,861 principal amount, 7.61% interest payable on $23,100 principal amount, 6.77% interest payable on $80,000 principal amount, 4.83% interest payable on $194,220 principal amount, 6.47% interest payable on $58,266 principal amount, and 6.32% interest payable on $58,266 principal amount.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (1) The following consolidated financial statements of Eaton Vance Corp. and report of independent accountants, included on pages 25 through 44 of the Annual Report, are incorporated by reference as a part of this Form 10-K:

                                                                        SEPARATE
                                                                        DOCUMENT
         EATON VANCE CORP. 2000 ANNUAL REPORT TO SHAREHOLDERS        PAGE NUMBER
--------------------------------------------------------------------------------

        Consolidated Statements of Income for each of the three
        years in the period ended October 31, 2000                            25

        Consolidated Balance Sheets as of October 31, 2000 and 1999        26-27

        Consolidated Statements of Cash Flows for each of the three
        years in the period ended October 31, 2000                            28

        Consolidated Statements of Shareholders' Equity and
        Comprehensive Income for each of the three years in the
        period ended October 31, 2000                                         29

        Notes to Consolidated Financial Statements                         30-43

        Independent Auditors' Report                                          44

    (2) The following consolidated financial statement schedule and independent auditors' report are filed as part of this Form 10-K and are located on the following pages:

     DESCRIPTION                                                     PAGE NUMBER
--------------------------------------------------------------------------------

     Independent Auditors' Report on Financial Statement Schedule             21

     Schedule III Real Estate and Accumulated Depreciation                 22-23

     All other schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

     (3) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 25 through 27 and is incorporated herein by reference.

(B)      REPORTS ON FORM 8-K

Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the consolidated financial statements of Eaton Vance Corp. and its subsidiaries as of October 31, 2000 and 1999, and for each of the three years in the period ended October 31, 2000, and have issued our report thereon dated November 21, 2000, (which report includes an explanatory paragraph relating to changes in the method of accounting for offering costs incurred in connection with the distribution of closed-end funds). Our audits also included the consolidated financial statement schedule of Eaton Vance Corp. and its subsidiaries, listed in Item 14(A)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
November 21, 2000

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                                                                       SCHEDULE III

OCTOBER 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                            COSTS
                                                        SUBSEQUENT TO    GROSS CARRYING AMOUNT
                                      INITIAL COST       CAPITALIZED    OCTOBER 31, 2000 (1) (2)
                                 -----------------------SUBSEQUENT TO--------------------------------
                                                         ACQUISITION                                     DATE OF              DEPRE
                                                          (IMPROVE-                      ACCUMULATED      CON-       DATE     CIABLE
      DESCRIPTION   ENCUMBRANCES     LAND    BUILDINGS     MENTS)     LAND    BUILDINGS  DEPRECIATION  STRUCTION   ACQUIRED   LIFE
------------------------------------------------------------------------------------------------------------------------------------
Warehouse -
Springfield, MA         --          145,833  1,967,684    193,338    145,833  2,161,022      855,716      1974     11/02/84   30 yrs
                    =================================================================================

(1) The aggregate cost of real estate for federal income tax purposes is approximately the same as the gross carrying amount recorded for book purposes.

(2)  This property is classified as held for sale at October 31, 2000.

22

EATON VANCE CORP.
REAL ESTATE AND ACCUMULATED DEPRECIATION  (CONTINUED)                                                 SCHEDULE III

YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------
                                                                    2000              1999              1998
                                                               ---------------- ----------------- -----------------
LAND AND BUILDINGS:
Gross carrying amount, beginning of year                            --                --                $20,532,859
     Additions during period:
          Improvements                                              --                --                    512,220
     Deductions during period:
          Reclassification of assets as held for sale (1) (2)       --                --               (21,045,079)
                                                               ================ ================= =================
Gross carrying amount, end of year                                  --                --                 --
                                                               ================ ================= =================

Accumulated depreciation, beginning of year                         --                --                 $4,494,720
Accumulated depreciation, beginning of year
     Additions during period:
          Depreciation                                              --                --                    395,484
     Deductions during period:
          Reclassification of assets as held for sale (1) (2)       --                --                (4,890,204)
                                                               ================ ================= =================
Accumulated depreciation, end of year                               --                --                 --
                                                               ================ ================= =================

(1) In the first quarter of 1998, the Company committed to a plan to sell an office building and shopping center located in Troy, New York and recognized a pre-tax impairment loss of $2.6 million based on the estimated net realizable value of the property (estimated fair value less estimated selling costs).

(2) In 1998, the Company committed to a plan to sell all of its remaining properties. See Note 4 of the Notes to the
    Consolidated Financial Statements for a discussion of real estate assets.

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

                                                January 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes          Chairman, Director and           January 26, 2001
James B. Hawkes              Principal Executive Officer

/s/ William M. Steul         Chief Financial Officer          January 26, 2001
 William M. Steul

/s/ Laurie G. Hylton         Chief Accounting Officer         January 26, 2001
Laurie G. Hylton

/s/ John G.L. Cabot          Director                         January 26, 2001
John G.L. Cabot

/s/ Leo I. Higdon            Director                         January 26, 2001
Leo I. Higdon

/s/ John M. Nelson           Director                         January 26, 2001
John M. Nelson

/s/ Vincent M. O'Reilly      Director                         January 26, 2001
Vincent M. O'Reilly

/s/ Ralph Z. Sorenson        Director                         January 26, 2001
Ralph Z. Sorenson

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

3.6 Copy of the Company's Articles of Amendment effective at the close of business on October 11, 2000 (filed herewith).

4.1 The rights of the holders of the Company's Common Stock, par value $0.0078125 per share, and Non-Voting Common Stock, par value $0.0078125 per share, are described in the Company's Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company's By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.6 above as incorporated herein by reference.

9.1 Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

EXHIBIT NO.       DESCRIPTION

10.1 Copy of 1995 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company's Directors on October 12, 1995, has been filed as Exhibit
      10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.2 Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company's Directors on October 9, 1996, has been filed as Exhibit
      10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.3 Copy of 1992 Stock Option Plan - Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on April 9, 1997, has been filed as Exhibit
      10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.4 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on April 9, 1997, has been filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.5 Copy of 1992 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as
      Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.6 Copy of 1995 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as
      Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.7 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on July 7, 1998, has been filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.8 Copy of 1986 Employee Stock Purchase Plan - Restatement No. 7 adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998, has been filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.9 Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.10 Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

EXHIBIT NO.       DESCRIPTION

10.11 Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as
      Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.12 Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.13 Copy of 1998 Stock Option Plan - Restatement No.1 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 (filed herewith).

10.14 Copy of 1986 Employee Stock Purchase Plan - Restatement No.8 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 (filed herewith).

10.15 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No.4 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 (filed herewith).

10.16 Copy of Amendment No. 1 to the Eaton Vance Corp. Executive
      Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 (filed herewith).

10.17 Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 (filed herewith).

10.18 Copy of 1998 Stock Option Plan - Restatement No.2 as adopted by the Eaton Vance Corp. Board of Directors on November 1, 2000 (filed herewith).

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2000 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 2000 (filed herewith).

23.1  Independent Auditors' Consent (filed herewith).

99.2  List of Eaton Vance Corp. Open Registration Statements (filed herewith).