Form 10-Q
period 2001-01-31
EATON VANCE CORP
filed 2001-03-13
CIK 350797

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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


                  255 STATE STREET, BOSTON, MASSACHUSETTS 02109
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (617) 482-8260
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Shares outstanding as of January 31, 2001:
  Voting Common Stock - 154,880 shares
  Non-Voting Common Stock - 69,186,567 shares


                               Page 1 of 16 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                           January 31,            October 31,
                                                                              2001                   2000
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                                        $   54,747             $   60,479
  Short-term investments                                                          47,464                 42,000
  Investment adviser fees and other receivables                                   12,182                  9,576
  Real estate asset held for sale                                                      -                  1,451
  Other current assets                                                             2,239                  6,736
                                                                         ---------------------------------------
          Total current assets                                                   116,632                120,242
                                                                         ---------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                                        7,634                  7,492
    Investment companies                                                          22,863                 22,568
    Other investments                                                             22,930                 23,119
  Other receivables                                                                5,831                  5,832
  Deferred sales commissions                                                     251,971                239,131
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $5,592
    and $5,060, respectively                                                      13,065                 13,161
  Goodwill and other intangibles, net of accumulated
     amortization of $589 and $556, respectively                                   1,411                  1,444
                                                                         ---------------------------------------
          Total other assets                                                     325,705                312,747
                                                                         ---------------------------------------
Total assets                                                                  $  442,337             $  432,989
                                                                         =======================================

See notes to consolidated financial statements.

                                                                        January 31,              October 31,
                                                                            2001                     2000
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                $         11,683         $         29,050
  Accounts payable and accrued expenses                                         16,978                   14,621
  Dividend payable                                                               4,153                    4,164
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                     18,013                    6,815
                                                                      ------------------------------------------
          Total current liabilities                                             57,970                   61,793
                                                                      ------------------------------------------

6.22% Senior Note                                                               21,429                   21,429
                                                                      ------------------------------------------
Deferred income taxes                                                           94,770                   94,817
                                                                      ------------------------------------------

Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares                                                       1                        1
    Issued, 154,880 shares
 Non-voting common stock, par value $0.0078125 per share:
    Authorized, 95,360,000 shares
    Issued, 69,186,567 and 69,388,814 shares, respectively                         541                      542
 Accumulated other comprehensive income                                          5,217                    5,193
 Notes receivable from stock option exercises                                   (2,278)                  (2,485)
 Deferred compensation                                                          (4,025)                  (4,000)
 Retained earnings                                                             268,712                  255,699
                                                                      ------------------------------------------
          Total shareholders' equity                                           268,168                  254,950
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        442,337          $       432,989
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  2001                  2000
                                                                          --------------------------------------------
                                                                            (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees                                 $   61,118               $        52,936
  Distribution income                                                            58,808                        48,664
  Other income                                                                      183                           648
                                                                          --------------------------------------------
          Total revenue                                                         120,109                       102,248
                                                                          --------------------------------------------

EXPENSES:
  Compensation of officers and employees                                         22,665                        17,574
  Amortization of deferred sales commissions                                     17,496                        20,243
  Other expenses                                                                 32,637                        19,187
                                                                          --------------------------------------------
           Total expenses                                                        72,798                        57,004
                                                                          --------------------------------------------

OPERATING INCOME                                                                 47,311                        45,244

OTHER INCOME (EXPENSE):
  Interest income                                                                 1,808                           983
  Interest expense                                                                 (462)                         (573)
  Gain (loss) on sale of investments                                               (255)                           50
  Equity in net income of affiliate                                                 892                             3
                                                                          --------------------------------------------

INCOME BEFORE INCOME TAXES                                                       49,294                        45,707

INCOME TAXES                                                                     17,253                        17,368
                                                                          --------------------------------------------

NET INCOME                                                                $      32,041               $        28,339
                                                                          ============================================

EARNINGS PER SHARE:
     Basic                                                                $        0.46               $          0.40
                                                                          ============================================
     Diluted                                                              $        0.44               $          0.38
                                                                          ============================================

DIVIDENDS DECLARED, PER SHARE                                             $        0.06               $          0.05
                                                                          ============================================

Weighted average common shares outstanding                                       69,228                        70,711
                                                                          ============================================
Weighted average common shares outstanding assuming
    dilution                                                                     72,401                        73,853
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                            2001                  2000
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and equivalents, beginning of period                              $       60,479         $       77,395
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     32,041                 28,339
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
      Equity in net income of affiliate                                          (892)                    (3)
      Dividends received from affiliate                                           750                      -
      Deferred income taxes                                                       258                   (131)
      Amortization of deferred sales commissions                               17,496                 20,243
      Depreciation and other amortization                                         576                    509
      Payment of capitalized sales commissions                                (35,954)               (26,918)
      Capitalized sales charges received                                        5,568                  6,953
      (Gain) loss on sale of investments                                          419                    (50)
      Proceeds from the sale of trading investments                            40,900                  5,000
      Purchase of trading investments                                          (1,333)               (44,000)
      Changes in other assets and liabilities                                  (1,069)                   894
                                                                       --------------------------------------
        Net cash provided by (used for) operating activities                   58,760                 (9,164)
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                            (436)                  (415)
    Net (increase) decrease in notes and receivable
      from affiliates                                                             207                    (70)
    Proceeds from sale of real estate                                           1,196                      -
    Proceeds from sale of available-for-sale investments                            -                  5,602
    Purchase of available-for-sale investments                                (45,498)               (25,570)
                                                                       --------------------------------------
       Net cash used for investing activities                                 (44,531)               (20,453)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                               Three Months Ended
                                                                                  January 31,
                                                                            2001               2000
                                                                     ---------------------------------------
                                                                                 (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of non-voting
      common stock                                                              4,730              5,455
    Dividend paid                                                              (4,164)            (3,357)
    Repurchase of non-voting common stock                                     (20,527)            (9,120)
                                                                       -------------------------------------
       Net cash used for financing activities                                 (19,961)            (7,022)
                                                                       -------------------------------------
Net decrease in cash and equivalents                                           (5,732)           (36,639)
                                                                       -------------------------------------
Cash and equivalents, end of period                                    $        54,747    $        40,756
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $           17     $           17
                                                                       =====================================
   Income taxes paid                                                   $         1,194    $          5,079
                                                                       =====================================

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (the Company) include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with generally accepted accounting principles. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to current year presentation.

The number of shares used for purposes of calculating earnings per share and all other share and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective November 13, 2000.

(2) NEW ACCOUNTING PRINCIPLE

On November 1, 2000 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company utilizes a foreign currency exchange contract as a fair value hedge of the foreign currency exchange risk resulting from an investment denominated in European Currency Units (Euros). The gain or loss on the derivative instrument as well as any offsetting loss or gain on the hedged item attributable to the hedged risk is recognized currently in earnings in the same accounting period. The ineffective portion of the hedge resulting from the derivative's change in fair value is also immediately recognized in earnings. Prior to the adoption of SFAS No. 133, the foreign currency exchange contract that hedged the Euro-denominated investment was carried at fair value with the unrealized gain or loss associated with the contract reported as a component of accumulated other comprehensive income in shareholders' equity, consistent with the reporting of the unrealized gain or loss on the related investment. Accordingly, there was no cumulative effect of adjustment upon adoption of SFAS No. 133 on November 1, 2000.

At January 31, 2001, the Company had an open forward exchange contract to sell Euros for $4.0 million U.S. dollars. The Company recognized a net gain of $40,000 in earnings for the quarter ended January 31, 2001 as a result of hedge ineffectiveness and recorded the gain as a component of "Gain on sale of investments" in the Company's consolidated Statement of Income.

(3) COMMON STOCK REPURCHASES

On October 11, 2000, the Company's Board of Directors authorized the purchase by the Company of up to 4.0 million shares of the Company's non-voting common stock. In the first three months of fiscal 2001, the Company purchased 780,500 shares of its non-voting common stock under this share repurchase authorization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc., (EVD) a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission's uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $17.9 million, which exceeds its minimum net capital requirement of $0.9 million at January 31, 2001. The ratio of aggregate indebtedness to net capital at January 31, 2001 was .77 to 1.

(5) REAL ESTATE ASSET HELD FOR SALE

In the first quarter of fiscal 2001, the Company, through a wholly owned subsidiary, sold a warehouse in Springfield, Massachusetts. The Company recognized a pre-tax loss of $0.3 million based on an aggregate carrying value of $1.5 million at the time of sale.

(6) FINANCIAL INSTRUMENTS

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $91.3 million and $46.0 million at January 31, 2001 and October 31, 2000, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $8.3 million and $9.3 million at January 31, 2001 and October 31, 2000, respectively, and gross unrealized losses of approximately $0.3 million and $1.9 million at January 31, 2001 and October 31, 2000, respectively, have been excluded from earnings and reported as a component of shareholders' equity, net of deferred taxes, in "Accumulated other comprehensive income."

The Company has classified as trading securities having an aggregate fair value of $1.0 million at January 31, 2001. Gross unrealized gains related to securities classified as trading of approximately $0.1 million have been included in earnings for the three months ended January 31, 2001 and 2000.

(7) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses.

The following table shows comprehensive income for the three months ended January 31, 2001 and 2000.

(in thousands)                                        2001                  2000
--------------------------------------------------------------------------------
Net income                                            $  32,041        $  28,339
Net unrealized gain on available-for-sale
  securities, net of income taxes of ($216)
  and $288, respectively                                     24              690
                                                      --------------------------
Comprehensive income                                  $  32,065        $  29,029
                                                      ==========================

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

All share and per share data included herein have been adjusted for all periods to reflect a two-for-one stock split that occurred on November 13, 2000.

RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 2001 COMPARED TO QUARTER ENDED JANUARY 31, 2000

The Company reported earnings of $32.0 million or $0.44 per share diluted in the first quarter of fiscal 2001 compared to $28.3 million or $0.38 per share diluted in the first quarter of 2000.

Assets under management of $49.3 billion on January 31, 2001 were 18 percent higher than the $41.8 billion reported a year earlier. Asset growth in the last twelve months benefited from strong sales of the Company's retail equity and taxable fixed income funds, the private placements of two equity funds and two collateralized debt obligation funds. Fund sales in the first quarter of fiscal 2001 increased 80 percent to $2.9 billion compared to $1.6 billion in the first quarter of fiscal 2000. Redemptions were $1.7 billion in the first quarter of fiscal 2001 and $1.6 billion in the first quarter of fiscal 2000. As a result of equity market appreciation, private placements and strong retail sales of the Company's tax managed funds, equity fund assets increased to 53 percent of total assets under management on January 31, 2001 from 46 percent on January 31, 2000. Bank loan fund assets decreased to 20 percent of total assets under management on January 31, 2001 from 24 percent at January 31, 2000. Fixed income funds decreased to 20 percent of total assets under management on January 31, 2001 from 22 percent on January 31, 2000.

The Company reported revenue of $120.1 million in the first quarter of fiscal 2001 compared to $102.3 million in the first quarter of fiscal 2000, an increase of $17.8 million or 18 percent. Investment adviser and administration fees increased by $8.2 million or 16 percent to $61.1 million in the first quarter of fiscal 2001 from $52.9 million in the first quarter of fiscal 2000 as a result of the growth in assets under management. Distribution income increased by 21 percent to $58.8 million in the first quarter of fiscal 2001 from $48.7 million a year earlier primarily due to a structural change in fund Rule 12b-1 service fee plans. Service fees received from funds and paid to brokers-dealers are now included in both the Company's revenue and expenses; previously these fees were paid directly to the broker-dealers by the funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $15.8 million or 28 percent to $72.8 million in the first quarter of fiscal 2001 from $57.0 million in the first quarter of fiscal 2000. Compensation expense increased $5.1 million or 29 percent to $22.7 million in the first quarter of fiscal 2001 primarily due to increases in the number of employees, base salaries and incentive costs. Amortization of deferred sales commissions decreased to $17.5 million in the first quarter of fiscal 2001 from $20.2 million in the first quarter of fiscal 2000 primarily due to adjustments of amortization periods of certain deferred sales commission assets in the first three months of fiscal 2000 in order to better match amortization expense with projected distribution fee income. The increase noted in other expenses reflects an increase in marketing expenses and sales incentives associated with asset growth and an increase in service fee expenses as explained in the preceding paragraph.

Interest income increased by 84 percent to $1.8 million in the first three months of fiscal 2001 from $1.0 million a year earlier primarily due to a change in the Company's investment mix from investments that generated unrealized capital gains in the first quarter of fiscal 2000 to investments that generated interest income in the first quarter of fiscal 2001.

The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of phasing in mutual fund industry state tax incentives and the anticipation that, in the current year, the Company will be able to benefit from such incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $102.2 million and $102.5 million at January 31, 2001 and 2000, respectively.

Operating activities generated cash of $58.8 million in the first three months of fiscal 2001. In the first three months of fiscal 2000, operating activities reduced cash by $9.2 million. The increase in cash provided by operating activities can be attributed primarily to the sale of $40.9 million of trading investments in the first quarter of fiscal 2001. The purchase of $44.0 million of trading investments was the primary use of cash in fiscal 2000. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be a significant use of cash and totaled $36.0 million in the first three months of fiscal 2001 compared to $26.9 million in the first three months of fiscal 2000. Effective January 2001, these commissions are deductible for income tax purposes over their estimated useful lives rather than at the time of payment. This change will have the effect of increasing current income tax payments and reducing deferred income taxes in the future. It will have no impact on the Company's effective tax rate.

Investing activities, consisting primarily of the purchase and sale of available-for-sale investments and investments in technology, reduced cash and equivalents by $44.5 million in the first three months of fiscal 2000 compared to $20.4 million in the first three months of fiscal 2001. Consistent with its plan to withdraw from activities not related to the management of financial assets, the Company sold its last remaining real estate property in the first quarter of fiscal 2001 resulting in proceeds of $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Financing activities reduced cash and cash equivalents by $20.0 million in the first three months of fiscal 2001 compared to $7.0 million in the first three months of fiscal 2000. Significant financing activities during the first three months of fiscal 2001 included the repurchase of 780,500 shares of the Company's non-voting common stock under its authorized repurchase program at a cost of $20.5 million compared to 508,000 shares in the first three months of fiscal 2000 at a cost of $9.1 million. The Company's dividend was $0.06 per share in the first three months of 2001 compared to $0.05 per share in the first three months of fiscal 2000.

At January 31, 2001, the Company had no borrowings outstanding under its $50.0 million senior unsecured revolving credit facility.

The Company anticipates that cash flows from operations and available financing sources will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of possible strategic growth opportunities.


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

The  Company  is  subject  to  substantial  competition  in all  aspects  of its business. The Company's ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in gaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company's business.

There are few barriers to entry by new investment management firms. The Company's funds compete against an ever increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free or tax advantaged investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed and the services provided to investors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, or currency exchange rates. The Company's primary market risk exposures are to changes in equity prices and interest rates, although the Company also has some exposure to changes in foreign currency exchange rates.

A significant portion of the Company's revenue is based upon the market value of assets under management. Accordingly, a decline in the prices of securities, adverse changes in interest rates, or client withdrawals of assets under management may cause the Company's revenue and income to decline.

Equity price risk generally means the risk of economic loss that may result from the adverse changes in the price of an equity security, a basket of equity securities or an equity market index. The Company's primary exposure to equity price risk stems from the fees it derives from equity assets under management and its investments in equity funds.

Interest rate risk is the possibility of an economic loss due to adverse changes in interest rates. The Company's primary exposure to interest rate risk arises from its fixed-rate and floating-rate borrowings, investments in sponsored investment companies and collateralized debt obligations, and its fixed income, bank loan and other floating-rate fund assets under management.

Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the Company's foreign equity investment that is denominated in European Currency Units (Euros). The Company utilizes a foreign currency exchange contract to hedge the foreign currency risk of this investment. At January 31, 2001, the Company had an open forward currency exchange contract to sell Euros for $4.0 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

                                     PART II



                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor any of its subsidiaries is currently subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 1, 2000, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the 1998 Stock Option Plan - Restatement No. 2. A copy has been filed as exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

An annual meeting of holders of Voting Common Stock (Stockholders) of Eaton Vance Corp. was held at the principal office of the Company on January 2, 2001. All of the outstanding Voting Common Stock, namely the 77,440 shares, was represented in person at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2000.

2) The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

                  John G.L. Cabot
                  James B. Hawkes
                  Leo I. Higdon, Jr.
                  John M. Nelson
                  Vincent M. O'Reilly
                  Ralph Z. Sorenson

3) The selection of the firm of Deloitte & Touche LLP as the auditors to audit the books of the Company for its fiscal year ended October 31, 2001.

4) The ratification of the acts of the Directors since the previous meeting of Stockholders held on January 18, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EATON VANCE CORP.
                                ------------------
                                  (Registrant)




DATE:  March 13, 2001           /s/William M. Steul
                                -------------------------
                                     (Signature)
                                   William M. Steul
                                 Chief Financial Officer



DATE:  March 13, 2001           /s/Laurie G. Hylton
                                --------------------------
                                     (Signature)
                                   Laurie G. Hylton
                                Chief Accounting Officer