Form 10-Q
period 2001-04-30
EATON VANCE CORP
filed 2001-06-13
CIK 350797

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

                  For the quarterly period ended April 30, 2001

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




Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


  Shares outstanding as of April 30, 2001:
    Voting Common Stock - 154,880 shares
    Non-Voting Common Stock - 68,986,889 shares


                               Page 1 of 22 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

                                                                 (unaudited)
                                                                  April 30,             October 31,
                                                                    2001                   2000
                                                               ---------------------------------------
ASSETS                                                                      (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                              $   56,584             $   60,479
  Short-term investments                                                37,882                 42,000
  Investment adviser fees and other receivables                         12,333                  9,576
  Real estate asset held for sale                                            -                  1,451
  Other current assets                                                   2,991                  6,736
                                                               ---------------------------------------
          Total current assets                                         109,790                120,242
                                                               ---------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                              7,658                  7,492
    Investment companies                                                20,824                 22,568
    Other investments                                                    9,117                 23,119
  Other receivables                                                      5,830                  5,832
  Deferred sales commissions                                           261,870                239,131
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $6,128
    and $5,060, respectively                                            13,102                 13,161
  Goodwill and other intangibles, net of accumulated
     amortization of $622 and $556, respectively                         1,378                  1,444
                                                               ---------------------------------------
          Total other assets                                           319,779                312,747
                                                               ---------------------------------------
Total assets                                                        $  429,569             $  432,989
                                                               =======================================

See notes to consolidated financial statements.

                                                                 (unaudited)
                                                                  April 30,               October 31,
                                                                     2001                     2000
                                                               ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                              (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                         $         16,814         $         29,050
  Accounts payable and accrued expenses                                  16,800                   14,621
  Dividend payable                                                        4,132                    4,164
  Current portion of long-term debt                                       7,143                    7,143
  Other current liabilities                                               9,505                    6,815
                                                               ------------------------------------------
          Total current liabilities                                      54,394                   61,793
                                                               ------------------------------------------

6.22% Senior Note                                                        14,286                   21,429
                                                               ------------------------------------------
Deferred income taxes                                                    84,226                   94,817
                                                               ------------------------------------------
Commitments and contingencies                                                 -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares                                                1                        1
    Issued, 154,880 shares
 Non-voting common stock, par value $0.0078125 per share:
    Authorized, 95,360,000 shares
    Issued, 68,986,889 and 69,388,814 shares, respectively                  539                      542
 Accumulated other comprehensive income                                   4,149                    5,193
 Notes receivable from stock option exercises                            (2,020)                  (2,485)
 Deferred compensation                                                   (3,750)                  (4,000)
 Retained earnings                                                      277,744                  255,699
                                                               ------------------------------------------
           Total shareholders' equity                                   276,663                  254,950
                                                               ------------------------------------------
Total liabilities and shareholders' equity                     $        429,569          $       432,989
                                                               ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income

                                                     (unaudited)                      (unaudited)
                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            2001             2000            2001             2000
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees              $    59,283      $   54,573       $   120,401     $    107,509
  Distribution income                                          55,742          49,375           114,551           98,039
  Other income                                                    445             883               627            1,531
                                                      -------------------------------------------------------------------
          Total revenue                                       115,470         104,831           235,579          207,079
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                       21,121          18,879            43,787           36,453
  Amortization of deferred sales commissions                   17,998          20,226            35,494           40,469
  Other expenses                                               31,650          20,655            64,286           39,842
                                                      -------------------------------------------------------------------
           Total expenses                                      70,769          59,760           143,567          116,764
                                                      -------------------------------------------------------------------

OPERATING INCOME                                               44,701          45,071            92,012           90,315

OTHER INCOME (EXPENSE):
  Interest income                                               1,414           2,403             3,222            3,386
  Interest expense                                               (413)           (520)             (875)          (1,092)
  Gain (loss) on sale of investments                               69             176              (186)             226
  Equity in net income of affiliates                               25             367               916              371
  Impairment loss on investments                              (13,794)              -           (13,794)               -
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     32,002          47,497            81,295           93,206

INCOME TAXES                                                   11,200          18,050            28,453           35,418
                                                      -------------------------------------------------------------------

NET INCOME                                                $    20,802      $   29,447       $    52,842     $     57,788
                                                      ===================================================================

EARNINGS PER SHARE:
   Basic                                                  $      0.30      $     0.42       $    0.76       $     0.82
                                                      ===================================================================
   Diluted                                                $      0.29      $     0.40       $    0.73       $     0.78
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                             $      0.06      $     0.05       $    0.12       $     0.10
                                                      ===================================================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    Basic                                                      69,000          70,700           69,107           70,706
                                                      ===================================================================
    Diluted                                                    72,557          74,146           72,438           73,994
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                    (unaudited)
                                                                                 Six Months Ended
                                                                                    April 30,
                                                                           2001                   2000
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                         $            60,479    $            77,395
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     52,842                 57,788
Adjustments to reconcile net income to net cash used for
  operating activities:
      Impairment loss on investments                                           13,794                      -
      Equity in net income of affiliates                                         (916)                  (371)
      Dividend received from affiliate                                            750                    552
      Deferred income taxes                                                    (9,723)                 1,882
      Amortization of deferred sales commissions                               35,494                 40,469
      Depreciation and other amortization                                       1,159                  1,023
      Payment of capitalized sales commissions                                (71,280)               (60,030)
      Capitalized sales charges received                                       12,986                 15,104
      (Gain) loss on sale of investments                                          420                   (226)
      Purchase of trading investments                                          (1,333)               (44,000)
      Proceeds from the sale of trading investments                            40,900                  5,000
      Changes in other assets and liabilities                                  (5,293)               (13,586)
                                                                  ----------------------------------------------
       Net cash provided by operating activities                               69,800                  3,605
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                           (1,014)                  (726)
   Net (increase) decrease in notes and receivables
       from affiliates                                                            466                   (111)
   Proceeds from sale of real estate                                            1,196                      -
   Proceeds from sale of investments                                              140                 20,102
   Purchase of investments                                                    (35,586)               (26,353)
                                                                  ----------------------------------------------
       Net cash used for investing activities                      $          (34,798)   $            (7,088)
                                                                  ----------------------------------------------

See notes to the consolidated financial statements.

                                                                    (unaudited)
                                                                                Six Months Ended
                                                                                    April 30,
                                                                           2001                   2000
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                      $            (7,143)   $            (7,143)
   Proceeds from the issuance of non-voting
      common stock                                                              5,200                  5,967
   Dividends paid                                                              (8,318)                (6,739)
   Repurchase of non-voting common stock                                      (28,636)               (18,588)
                                                                  ----------------------------------------------
       Net cash used for financing activities                                 (38,897)               (26,503)
                                                                  ----------------------------------------------
Net decrease in cash and equivalents                                           (3,895)               (29,986)
                                                                  ----------------------------------------------
Cash and equivalents, end of period                               $            56,584    $            47,409
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $               923    $             1,092
                                                                  ==============================================
   Income taxes paid                                              $            31,325    $            42,944
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

(2) NEW ACCOUNTING PRINCIPLE - DERIVATIVE FINANCIAL INSTRUMENTS

On November 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The Company utilizes a foreign currency exchange contract as a fair value hedge of the foreign currency exchange risk resulting from an investment denominated in European Currency Units (Euros). The gain or loss on the derivative instrument (including the ineffective portion of the hedge) as well as any offsetting loss or gain on the hedged item attributable to the hedged risk is recognized currently in earnings in the same accounting period. Prior to the adoption of SFAS No. 133, the foreign currency exchange contract that hedged the Euro-denominated investment was carried at fair value with the unrealized gain or loss associated with the contract reported as a component of accumulated other comprehensive income in shareholders' equity, consistent with the reporting of the unrealized gain or loss on the related investment. Accordingly, there was no cumulative effect of adjustment upon adoption of SFAS No. 133 on November 1, 2000.

At April 30, 2001, the Company had an open forward exchange contract to sell Euros for $3.7 million U.S. dollars. The Company recognized a net gain of $70,000 in earnings for the quarter ended April 30, 2001 as a result of hedge ineffectiveness and recorded the gain as a component of "Gain on sale of investments" in the Company's Consolidated Statement of Income.

(3) COMMON STOCK REPURCHASES

On October 11, 2000, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 million shares of the Company's non-voting common stock. In the first six months of fiscal 2001, the Company purchased 1,046,000 shares of its non-voting common stock under this share repurchase authorization.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(4) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission's uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $36.2 million, which exceeds its minimum net capital requirement of $0.9 million at April 30, 2001. The ratio of aggregate indebtedness to net capital at April 30, 2001 was .36 to 1.

(5) REAL ESTATE ASSET HELD FOR SALE

In the first quarter of fiscal 2001, the Company, through a wholly owned subsidiary, sold a warehouse in Springfield, Massachusetts. The Company recognized a pre-tax loss of $0.3 million based on an aggregate carrying value was $1.5 million at the time of sale. The loss is reported as component of "Gain on sale of investments" in the Company's Consolidated Statements of Income."

(6) FINANCIAL INSTRUMENTS

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $65.9 million and $46.0 million at April 30, 2001 and October 31, 2000, respectively. These securities are classified as "Short-term investments," "Investments in investment companies," and "Other investments" on the Company's consolidated balance sheets. Gross unrealized gains of approximately $7.6 million and $9.3 million at April 30, 2001 and October 31, 2000, respectively, and gross unrealized losses of approximately $1.2 million and $1.9 million at April 30, 2001 and October 31, 2000, respectively, have been excluded from earnings and reported as a component of shareholders' equity, net of deferred taxes, in "Accumulated other comprehensive income."

The Company has classified as trading securities having an aggregate fair value of $1.0 million at April 30, 2001. Gross unrealized losses related to securities classified as trading of approximately $0.1 million have been included in earnings for the six months ended April 30, 2001. Gross unrealized gains related to securities classified as trading of approximately $0.1 million have been included in earnings for the six months ended April 30, 2000.

IMPAIRMENT LOSS

In April 2001, the Company recognized a pre-tax impairment loss of $13.8 million related to the Company's minority equity investments in three structured products (collateralized debt obligations) which are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in collateralized debt obligations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(7) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of the phasing in mutual fund industry state tax incentives.

In addition, approximately $0.2 million in reductions to taxes payable occurred in the current six-month period owing to the exercise of non-qualified stock options. Such benefit has been reflected in equity in the six-month period.

(8) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of the net unrealized holding gains and losses.

The following table shows comprehensive income for the six months ended April 30, 2001 and 2000.

(in thousands)                                                                     2001                     2000
------------------------------------------------------------------------------------------------------------------
Net income                                                                      $  52,842               $  57,788
Net unrealized  gain (loss) on  available-for-sale  securities,  net of
    income taxes of ($779) and $652, respectively                                  (1,044)                  1,312
                                                                                ----------------------------------
Comprehensive income                                                            $  51,798               $  59,100
                                                                                ==================================

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

RESULTS OF OPERATIONS

QUARTER ENDED APRIL 30, 2001 COMPARED TO QUARTER ENDED APRIL 30, 2000

The Company reported diluted earnings of $0.29 per share for the second quarter of fiscal 2001. The Company earned $0.41 per diluted share in the second quarter of fiscal 2001 before a $0.12 per share impairment loss on investments compared to $0.40 per diluted share in the second quarter of fiscal 2000.

Assets under management of $49.0 billion on April 30, 2001 were 11 percent higher than the $44.3 billion reported a year earlier. Asset growth in the last twelve months benefited from strong sales of the Company's equity funds, bank loan funds, fixed income funds and private equity funds. Fund sales and other inflows in the second quarter of fiscal 2001 increased 10 percent to $3.3 billion compared to $3.0 billion in the second quarter of fiscal 2000. Redemptions were $1.4 billion for second quarter of fiscal 2001 and $1.7 billion for the second quarter of fiscal 2000. As a result of private placements and strong retail sales of the Company's tax managed funds, equity fund assets increased to 53 percent of total assets under management on April 30, 2001 from 48 percent on April 30, 2000. Bank loan fund assets decreased to 19 percent of assets under management at April 30, 2001 from 23 percent at April 30, 2000. Fixed income funds were 20 percent of total assets under management on both April 30, 2001 and April 30, 2000.

The Company reported revenue of $115.5 million in the second quarter of fiscal 2001 compared to $104.8 million in the second quarter of fiscal 2000, an increase of $10.7 million or 10 percent. Investment adviser and administration fees increased by $4.7 million or 9 percent to $59.3 million in the second quarter of fiscal 2001 from $54.6 million in the second quarter of fiscal 2000 as a result of the growth in assets under management. Distribution income increased by 13 percent to $55.7 million in the second quarter of fiscal 2001 from $49.4 million a year earlier primarily due to a structural change in Rule 12b-1 service fee plans for funds sponsored by the Company. Service fees received from funds and paid to brokers-dealers are now included in both the Company's revenue and expenses; previously these fees were paid directly to the broker-dealers by the funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $11.0 million or 18 percent to $70.8 million in the second quarter of fiscal 2001 from $59.8 million in the second quarter of fiscal 2000. Compensation expense increased $2.2 million or 12 percent to $21.1 million in the second quarter of fiscal 2001 primarily due to increases in the number of employees, base salaries and incentive costs. Amortization of deferred sales commissions decreased to $18.0 million in the second quarter of fiscal 2001 from $20.2 million in the second quarter of fiscal 2000 primarily due to adjustments of amortization periods of certain deferred sales commission assets in the second quarter of fiscal 2000 in order to better match amortization expense with projected distribution fee income. The 53 percent increase noted in other expenses reflects an increase in marketing expenses and sales incentives associated with strong sales and an increase in service fee expenses as explained in the preceding paragraph.

Interest income decreased by 42 percent to $1.4 million in the second quarter of fiscal 2001 from $2.4 million a year earlier primarily due to a change in the Company's investment mix to investments that generate unrealized capital gains in the second quarter of fiscal 2001 from investments that generated interest income in the second quarter of fiscal 2000. The Company recognized a $13.8 million impairment loss related to the Company's minority equity investments in three structured products (collateralized debt obligations) which are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in collateralized debt obligations. The Company will continue to earn management fees on these products.

The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of phasing in mutual fund industry state tax incentives.

SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2000

The Company reported diluted earnings of $0.73 per share for the first six months fiscal 2001. The Company earned $0.85 per diluted share in the first half of fiscal 2001 before the $0.12 impairment loss compared to $0.78 per diluted share in the first half of fiscal 2000.

The Company reported revenue of $235.6 million in the first half of fiscal 2001 compared to $207.1 million in the first half of fiscal 2000, an increase of $28.5 million or 14 percent. Investment adviser and administration fees increased by $12.9 million or 12 percent to $120.4 million in the first half of fiscal 2001 from $107.5 million in the first half of fiscal 2000 as a result of the growth in assets under management. Distribution income increased by 17 percent to $114.6 million in the second quarter of fiscal 2001 from $98.0 million a year earlier primarily due to a structural change in Rule 12b-1 service fee plans for funds sponsored by the Company.

Total operating expenses increased $26.8 million or 23 percent to $143.6 million in the first half of fiscal 2001 from $116.8 million in the first half of fiscal 2000. Compensation expense increased $7.3 million or 20 percent to $43.8 million in the first half of fiscal 2001 primarily due to increases in the number of employees, base salaries and incentive costs. Amortization of deferred sales commissions decreased $5.0 million in the first half of fiscal 2001 from $40.5 million in the first half of fiscal 2000 to $35.5 million primarily due to adjustments of amortization periods of certain deferred sales commission assets in the first half of fiscal 2000 in order to better match amortization expense with projected distribution fee income. The 62 percent increase noted in other expenses reflects an increase in marketing expenses and sales incentives associated with asset growth and an increase in service fee expenses due to a structural change in fund Rule 12b-1 service fee plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company recognized a $13.8 million impairment loss related to the Company's minority equity investments in three structured products (collateralized debt obligations) which are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in these collateralized debt obligations. The Company will continue to earn management fees on these products.

The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of phasing in mutual fund industry state tax incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $94.5 million and $93.0 million at April 30, 2001 and April 30, 2000, respectively.

Operating activities generated cash of $69.8 million in the first half of fiscal 2001 compared to $3.6 million in the first half of fiscal 2000. The increase in cash provided by operating activities can be attributed primarily to the sale of $40.9 million of trading investments in the first half of fiscal 2001. The purchase of $44.0 million of trading investments was the primary use of cash in fiscal 2000. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be a significant use of cash and totaled $71.3 million in the first half of fiscal 2001 compared to $60.0 million in the first half of fiscal 2000. Effective January 2001, these sales commissions are deductible for income tax purposes over their estimated useful lives rather than at the time of payment. This change will have the effect of increasing current income tax payments and reducing deferred income taxes in the future. It will have no impact on the Company's effective tax rate. In addition to the $71.3 million of sales commissions paid in the first six months of fiscal 2001, the Company paid $2.7 million of sales commissions that are included as a component of "Other expenses" in the Company's Consolidated Statement of Income.

Investing activities, consisting primarily of the purchase and sale of available-for-sale investments and investments in technology, reduced cash and equivalents by $34.8 million in the first half of fiscal 2001 compared to $7.1 million in the first half of fiscal 2000. Consistent with its plan to withdraw from activities not related to the management of investment assets for others, the Company sold its last remaining real estate property in the first quarter of fiscal 2001 resulting in proceeds of $1.2 million.

Financing activities reduced cash and cash equivalents by $38.9 million in the first half of fiscal 2001 compared to $26.5 million in the first half of fiscal 2000. Significant financing activities during the first half of fiscal 2001 included the repurchase of 1,046,000 shares of the Company's non-voting common stock under its authorized repurchase program at a cost of $28.6 million compared to 974,000 shares in the first half of fiscal 2000 at a cost of $18.6 million. The Company's dividend was $0.12 per share in the first half of fiscal 2001 compared to $0.10 per share in the first half of fiscal 2000.

At April 30, 2001, the Company had no borrowings outstanding under its $50.0 million senior unsecured revolving credit facility.

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

Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the Company's foreign equity investment that is denominated in European Currency Units (Euros). The Company utilizes a foreign currency exchange contract to hedge the foreign currency risk of this investment. At April 30, 2001, the Company had an open forward currency exchange contract to sell Euros for $3.7 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

                                     PART II


                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of April 30, 2001, neither the Company nor any of its subsidiaries were subject to any material pending legal proceedings. On May 25, 2001, a Complaint was filed in the United States District Court for the District of Massachusetts by two shareholders of one account of EV Classic Senior Floating-Rate Fund
(Fund)  against  the Fund,  its  trustees  and  certain  officers,  Eaton  Vance
Management  (EVM),  the Fund's  administrator,  Boston  Management  and Research
(BMR), the Fund's investment adviser, and the Company, the parent of EVM and BMR. The Complaint, framed as a class action, alleges that for the period between March 30, 1998 and March 2, 2000, the Fund's assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The Complaint seeks unspecified damages. The Company and the other named defendants believe that the Complaint is without merit and will vigorously contest the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 18, 2001, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the Stock Option Income Deferral Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No.    Description

     10.1 Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 (filed herewith.)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EATON VANCE CORP.
                                -----------------
                                  (Registrant)



DATE:  June 13, 2001               /s/ William M. Steul
                                ----------------------------
                                       (Signature)
                                     William M. Steul
                                 Chief Financial Officer



DATE:  June 13, 2001                 /s/ Laurie G. Hylton
                                ----------------------------
                                         (Signature)
                                      Laurie G. Hylton
                                   Chief Accounting Officer

                                  EXHIBIT 10.1

                                EATON VANCE CORP.

                        STOCK OPTION INCOME DEFERRAL PLAN


     1.01 SYNOPSIS. This document sets forth the Stock Option Income Deferral Plan (the "Plan") established and maintained by Eaton Vance Corp. (the "Company"). The Plan is intended to permit a select group of executives and directors to defer tax recognition of income on exercise of non-qualified stock options previously granted by the Company. Participants must use a "stock-for-stock" exercise, tendering shares owned for at least six months to exercise the option. Once an election to defer is made, a Participant cannot exercise the option before a date that is at least six months later. A Participant's interest in this Plan shall be denominated in shares of Company non-voting common stock ("Stock"). Benefits shall be paid from a grantor trust established by the Company. The Plan Administrator shall interpret and implement this Plan.

                          ELIGIBILITY AND PARTICIPATION

     2.01  ELIGIBILITY.  Persons eligible to be Participants  hereunder shall be
(A) all directors of the Company who are also not employees of the Company and who have non-qualified options to purchase Stock, and (B) such other directors or employees who are members of the Management Committee of the Company and who have non-qualified options to purchase Stock as the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee") may from time to time select.

     2.02 DEFERRAL AGREEMENT. An eligible person becomes a Participant when he or she has entered into a Deferral Agreement to defer compensation with the Company. Each Deferral Agreement shall provide that the option price shall be paid to the Company in full solely by tendering shares of Stock that have been held by the Participant for at least six months before the date of exercise of the option.

                                    BENEFITS

     3.01 STOCK OPTION INCOME DEFERRAL. An election to defer stock option income shall be deemed to constitute a direction by the Participant to have the Company defer to this Plan the number of shares of stock equal in value to all of the income that would otherwise have been realized by the Participant pursuant to such stock option exercise of the shares, with the ultimate distribution of such deferred shares to be made in accordance with the terms of this Plan.

     An election to defer stock option income shall be effective only if made at least six months prior to the exercise date of the option. An election to defer a stock option shall constitute an irrevocable agreement by the Participant such that such option may not be exercised prior to the date six months subsequent to the date of the notice of deferral.

     3.02 PLAN ACCOUNTS AND INVESTMENTS. For the purposes of measuring the obligation to provide benefits under this Plan, the Company shall establish bookkeeping accounts for the amount credited under Section 3.01 on account of each Participant. Such bookkeeping accounts shall be denominated in shares of Stock together with any dividend equivalents added pursuant to Section 3.03(i) or (ii) hereof. The Company shall also establish a grantor trust and make contributions to funding accounts thereunder for purposes of providing benefits under this Plan. The benefits payable to a Participant or Beneficiary under this Plan will be equal to the value of the bookkeeping account from time-to-time. Any such account or trust will be subject to the claims of all creditors of the Company, and no Participant or Beneficiary will have any secured or preferred position with respect to such accounts or trust or have any claim against the Company except as a general creditor.

     3.03 DIVIDENDS AND RECAPITALIZATIONS. The Plan Administrator shall treat dividend equivalents on Stock deferred hereunder in any of the following ways (or any combination thereof), as determined from time-to-time in its discretion:
(i) by increasing the amount credited on a Participant's account by a number of shares (or fraction thereof) of Stock equal to the dollar value of the dividends on the date of dividend payment, and/or (ii) by increasing the amount credited on a Participant's account by a number of shares of such Eaton Vance funds as the Participant may designate to the Plan Administrator from time to time, equal to the dollar value of the dividends on the date of dividend payment, and/or
(iii) by paying to the Participant the dollar value of such dividends in cash. The Plan Administrator need not treat all Participants the same with respect to such dividends, nor treat a particular Participant the same at all times during his or her participation. In the event of a stock dividend, stock split or other recapitalization, the Plan Administrator shall accordingly equitably adjust the shares held on account of each Participant hereunder.

     3.04 DEATH BENEFICIARY. The Participant may designate a Beneficiary to receive distributions in the event of the Participant's death. The designation shall be in writing and delivered to the Plan Administrator. The designated beneficiary may include one or more persons, trusts or organizations. If no effective written designation is made, the Participant's beneficiary shall be the Participant's spouse, if married on the date of death, and if not so married, shall be the Participant's estate.

     3.05 DISTRIBUTION OF BENEFITS. At the time a Deferral Agreement is executed, a Participant shall elect the times for benefit distributions, within such times as the Committee may allow Participants to elect. However, if a Participant dies before or after commencement of benefits, death benefits shall be distributed in annual installments over a period of two years, the amount of each installment to equal the balance of the account immediately prior to the installment to be distributed divided by the number of installments remaining to be distributed; provided, however, that if benefits have already commenced in accordance with a distribution schedule that would provide more rapid distribution, such schedule shall instead continue. The Committee may in its discretion accelerate the timing of distribution of any benefits hereunder or may in its discretion upon the non-binding request of a Participant defer or accelerate distribution of a Participant's benefits. In addition, if the Committee determines in its discretion that the timing of distribution of an installment to an executive would result in disallowance of a Company income tax deduction for such payment under Section 162(m) of the Internal Revenue Code (or any successor or substantially similar provision), then the Committee may defer such distribution until the earliest time at which such deduction would not be disallowed for such distribution.

     Benefits shall be distributed in shares of Stock, except to the extent (if any) to which dividend equivalents are credited as provided in Section 3.03(ii) or (iii). If distributions of deferred shares are made in installments, each installment distribution shall be rounded as necessary to provide distribution only of a whole number of shares, except that any fractional shares payable in the final installment shall be paid in cash.

     3.06 ELECTIVE DISTRIBUTIONS. If a Participant so elects, without the consent of the Compensation Committee a Participant may elect to receive a distribution prior to the date the Participant elected for distribution. Upon any such non-consensual elective distribution, the Participant shall incur a forfeiture to the Company of an amount equal to ten percent (10%) of the amount of the distribution.

     3.07 Vesting. A Participant will be 100% vested in the value credited on the Participant's account.

                            ADMINISTRATIVE PROVISIONS

     4.01 PLAN ADMINISTRATOR. The Plan Administrator shall have discretion to operate, interpret, and implement this Plan. The Plan Administrator shall be an individual or individuals appointed by the Compensation Committee or, if no individual(s) is so appointed, the Compensation Committee shall be the Plan Administrator. Decisions and determinations of the Plan Administrator and the person(s) reviewing claims pursuant to Section 5.01(b) (including determinations of the meaning and reference of terms used in this Plan) shall be conclusive upon all persons. The Compensation Committee shall be the Named Fiduciary for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

     4.02 ALIENATION OF BENEFITS. Benefits are not subject to alienation, anticipation or assignment by a Participant or beneficiary and are not subject to being attached or reached and applied by any creditor of the Participant or beneficiary.

     4.03 WITHHOLDING. The Company reserves the right to withhold from payment of contributions or benefits such amount of income, payroll, and other taxes as the Company determines is advisable.

     4.04 SOURCE OF BENEFITS. Benefits shall be paid from the general assets of the Company; however, the Company shall also establish a grantor trust and make contributions thereto for purposes of providing benefits hereunder. No Participant or beneficiary shall have a right to a benefit hereunder or under said trust greater than that of an unsecured general creditor of the Company. Nothing herein shall be deemed to create a fiduciary relationship whatsoever.

     4.05 INTENT. This Plan is intended to be unfunded and maintained by the Company primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees within the meaning of
Section 201(2) of ERISA. Benefits are intended not to be taxable to a Participant under the Internal Revenue Code of 1986 as amended (the "Code") until paid. This Plan shall be construed and interpreted in a manner consistent with the foregoing intentions.

     4.06 GOVERNING LAW. This Plan shall be governed by the law of the State of Maryland to the extent that it is not preempted by federal law.

     4.07 EFFECTIVE DATE. This Plan shall be effective as of April 19, 2001.

     4.08 PLAN YEAR. The Plan Year shall be the 12-month period coinciding with the fiscal year of the Company as in effect from time-to-time. The initial Plan Year shall be the period ending October 31, 2001.

     4.09 ENTIRE AGREEMENT. This Plan constitutes the entire agreement of the Company with respect to the subject matter thereof.

     4.10 AMENDMENT OR TERMINATION. The Company reserves the right to terminate or amend the Plan, in whole or in part, at any time.

     4.11 NO CONTRACT OF EMPLOYMENT. This Plan shall not constitute an express or implied contract of employment between the Company and any Participant.

     4.12 NO SHAREHOLDER RIGHTS. No Participant hereunder shall have any of the rights as a shareholder until the date shares of Stock are issued to the Participant.

     4.13 SUCCESSORS; CHANGE OF CONTROL. This Plan shall be binding on any successor-in-interest of the Company, and no agreement with respect to sale or transfer of substantially all of the assets of the Company shall be effective unless the successor agrees to assume all liabilities hereunder.

                                CLAIMS PROCEDURE

     5.01 CLAIMS AND REVIEW. All inquiries and claims respecting the Plan shall be in writing and shall be directed to the Plan Administrator at such address as may be specified from time to time.

     (a) CLAIMS. In the case of a claim respecting a benefit under the Plan, a written determination allowing or denying the claim shall be furnished by the Plan Administrator to the claimant promptly upon receipt of the claim. A denial or partial denial of a claim shall be dated and signed by the Plan Administrator and shall clearly set forth: (1) the specific reason or reasons for the denial;
(2) specific reference to pertinent Plan provisions on which the denial is based; (3) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and (4) an explanation of the review procedure set forth below.

     A decision shall be rendered no more than thirty (30) days after the claim is fully submitted, except that such period may be extended for an additional thirty (30) days if the Plan Administrator determines such extension is advisable. If no written determination is furnished to the claimant within sixty
(60) days after receipt of the claim, then the claim shall be deemed denied and the sixtieth (60th) day after such receipt shall be the determination date.

     (b) REVIEW. A claimant may obtain review of an adverse determination by filing a written notice of appeal with the Plan Administrator within sixty (60) days after the determination date or, if later, within sixty (60) days after the receipt of a written notice denying the claim. Thereupon the Compensation Committee shall appoint one or more persons who shall conduct a full and fair review, which shall include the right of the claimant: (1) to be represented by a spokesman; (2) to present a written statement of facts and of the claimant's interpretation of any pertinent document, statute or regulation; and (3) to receive a prompt written decision clearly setting forth findings of fact and the specific reasons for the decision written in a manner calculated to be understood by the claimant and containing specific references to pertinent Plan provisions on which the decision is based. A decision shall be rendered no more than sixty (60) days after the request for review, except that such period may be extended for an additional sixty (60) days if the person or persons reviewing the claim determine that special circumstances, including the advisability of a hearing, require such extension. The Compensation Committee may appoint itself, one or more of its members, or any other person or persons whether or not connected with the Company to review a claim.

     All applicable governmental regulations regarding claims and review shall be observed.

     EXECUTED and DELIVERED this 19th day of April, 2001.

                                EATON VANCE CORP.



                                By:     /s/ Alan R. Dynner
                                        ---------------------------------