Form 10-Q
period 2001-07-31
EATON VANCE CORP
filed 2001-09-13
CIK 350797

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

                  For the quarterly period ended July 31, 2001

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Shares outstanding as of July 31, 2001:
        Voting Common Stock - 154,880 shares
        Non-Voting Common Stock - 69,073,946 shares


                               Page 1 of 96 pages
================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                            July 31,              October 31,
                                                                              2001                   2000
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and equivalents                                                        $   83,762             $   60,479
  Short-term investments                                                          38,276                 42,000
  Investment adviser fees and other receivables                                   14,304                  9,576
  Real estate asset held for sale                                                      -                  1,451
  Other current assets                                                             2,266                  6,736
                                                                         ---------------------------------------
          Total current assets                                                   138,608                120,242
                                                                         ---------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                                        6,787                  7,492
    Investment companies                                                          20,576                 22,568
    Other investments                                                              7,918                 23,119
  Other receivables                                                                5,830                  5,832
  Deferred sales commissions                                                     271,288                239,131
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $6,670
    and $5,060, respectively                                                      13,220                 13,161
  Goodwill and other intangibles, net of accumulated
     amortization of $655 and $556, respectively                                   1,344                  1,444
                                                                         ---------------------------------------
          Total other assets                                                     326,963                312,747
                                                                         ---------------------------------------
Total assets                                                                  $  465,571             $  432,989
                                                                         =======================================

See notes to consolidated financial statements.

                                                                          July 31,               October 31,
                                                                            2001                     2000
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                        $ 26,499               $   29,050
  Accounts payable and accrued expenses                                         17,724                   14,621
  Dividend payable                                                               4,137                    4,164
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                      8,698                    6,815
                                                                      ------------------------------------------
          Total current liabilities                                             64,201                   61,793
                                                                      ------------------------------------------
6.22% Senior Note                                                               14,286                   21,429
                                                                      ------------------------------------------
Deferred income taxes                                                           81,156                   94,817
                                                                      ------------------------------------------
Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares                                                       1                        1
    Issued, 154,880 shares
 Non-voting common stock, par value $0.0078125 per share:
    Authorized, 95,360,000 shares                                                  540                      542
Issued, 69,073,946 and 69,388,814 shares, respectively
 Accumulated other comprehensive income                                          4,191                    5,193
 Notes receivable from stock option exercises                                   (1,864)                  (2,485)
 Deferred compensation                                                          (3,475)                  (4,000)
 Retained earnings                                                             306,535                  255,699
                                                                      ------------------------------------------
           Total shareholders' equity                                          305,928                  254,950
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        465,571          $       432,989
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            2001             2000            2001             2000
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees          $        64,571  $       57,706   $       184,971 $        165,215
  Distribution income                                          59,718          49,197           174,268          147,237
  Other income                                                    366           1,080               993            2,611
                                                      -------------------------------------------------------------------
          Total revenue                                       124,655         107,983           360,232          315,063
                                                      -------------------------------------------------------------------

EXPENSES:
  Compensation of officers and employees                       24,527          20,087            68,314           56,539
  Amortization of deferred sales commissions                   19,502          20,894            54,996           61,363
  Other expenses                                               33,237          22,977            97,523           62,819
                                                      -------------------------------------------------------------------
           Total expenses                                      77,266          63,958           220,833          180,721
                                                      -------------------------------------------------------------------

OPERATING INCOME                                               47,389          44,025           139,399          134,342

OTHER INCOME (EXPENSE):
  Interest income                                               1,563             915             4,785            4,301
  Interest expense                                               (349)           (462)           (1,224)          (1,554)
  Gain (loss) on sale of investments                               28               4              (158)             230
  Equity in net income of affiliates                               66             241               982              612
  Impairment loss on investments                                    -               -           (13,794)               -
                                                      -------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     48,697          44,723           129,990          137,931

INCOME TAXES                                                   17,043          16,995            45,497           52,413
                                                      -------------------------------------------------------------------

NET INCOME                                            $        31,654  $       27,728   $        84,493 $         85,518
                                                      ===================================================================

EARNINGS PER SHARE:
   Basic                                              $          0.46  $         0.39   $          1.22 $           1.21
                                                      ===================================================================
   Diluted                                            $          0.44  $         0.38   $          1.17 $           1.16
                                                      ===================================================================

DIVIDENDS DECLARED, PER SHARE                         $          0.06  $         0.05   $          0.18 $           0.15
                                                      ===================================================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    Basic                                                      68,912          70,368            69,036           70,580
                                                      ===================================================================
    Diluted                                                    72,614          73,832            72,269           73,730
                                                      ===================================================================

See notes to the consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine Months Ended
                                                                                     July 31,
                                                                           2001                   2000
                                                                  ----------------------------------------------
                                                                                  (in thousands)

Cash and equivalents, beginning of period                         $            60,479    $            77,395
                                                                  ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     84,493                 85,518
Adjustments to reconcile net income to net cash used for
  operating activities:
      Impairment loss on investments                                           13,794                      -
      Equity in net income of affiliates                                         (982)                  (612)
      Dividend received from affiliate                                          1,688                    552
      Deferred income taxes                                                   (12,813)                 6,038
      Amortization of deferred sales commissions                               54,996                 61,363
      Depreciation and other amortization                                       1,746                  1,566
      Payment of capitalized sales commissions                               (106,593)               (96,614)
      Capitalized sales charges received                                       19,388                 20,886
      (Gain) loss on sale of investments                                          421                   (230)
      Proceeds from the sale of trading investments                            40,900                  4,989
      Purchase of trading investments                                          (1,333)               (44,000)
      Changes in other assets and liabilities                                   3,515                 (9,275)
                                                                  ----------------------------------------------
       Net cash provided by operating activities                               99,220                 30,181
                                                                  ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to equipment and leasehold improvements                           (1,678)                (1,846)
   Net (increase) decrease in notes and receivables
       from affiliates                                                            623                   (111)
   Proceeds from sale of real estate                                            1,196                      -
   Proceeds from sale of investments                                            1,447                 20,341
   Purchase of investments                                                    (35,739)               (37,903)
                                                                  ----------------------------------------------
       Net cash used for investing activities                      $          (34,151)   $           (19,519)
                                                                  ----------------------------------------------

See notes to the consolidated financial statements.

                                                                                Nine Months Ended
                                                                                    July 31,
                                                                           2001                   2000
                                                                  ----------------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                                      $            (7,143)   $            (7,143)
   Proceeds from the issuance of non-voting
     common stock                                                               6,776                  7,029
   Dividends paid                                                             (12,475)               (10,014)
   Repurchase of non-voting common stock                                      (28,944)               (25,219)
                                                                  ----------------------------------------------
       Net cash used for financing activities                                 (41,786)               (35,437)
                                                                  ----------------------------------------------
Net increase (decrease) in cash and equivalents                                23,283                (24,775)
                                                                  ----------------------------------------------
Cash and equivalents, end of period                               $            83,762    $            52,620
                                                                  ==============================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                  $               939    $             1,161
                                                                  ==============================================
   Income taxes paid                                              $            51,640    $            60,219
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

(2) NEW ACCOUNTING PRINCIPLES

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

At July 31, 2001, the Company had an open forward exchange contract to sell Euros for $3.9 million U.S. dollars. The Company recognized a net gain of $99,000 in earnings for the nine months ended July 31, 2001 as a result of hedge ineffectiveness and recorded the gain as a component of "Gain (loss) on sale of investments" in the Company's Consolidated Statement of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(2) NEW ACCOUNTING PRINCIPLES (CONTINUED)

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic lives. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. Therefore, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 for its two pending acquisitions (see Note 9). The Company will adopt SFAS No. 142 for business combinations completed prior to June 30, 2001 on November 1, 2001. Management is currently assessing the impact of the adoption of SFAS No. 142 on prior purchases of management contracts and equity investments that generated goodwill.

(3) COMMON STOCK REPURCHASES

On October 11, 2000, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first nine months of fiscal 2001, the Company purchased 1,056,000 shares of its non-voting common stock under this share repurchase authorization.

(4) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $44.1 million, which exceeded its minimum net capital requirement of $0.9 million at July 31, 2001. The ratio of aggregate indebtedness to net capital at July 31, 2001 was
 .32 to 1.

(5) REAL ESTATE ASSET HELD FOR SALE

In the first quarter of fiscal 2001, the Company, through a wholly owned subsidiary, sold a warehouse in Springfield, Massachusetts. The Company recognized a pre-tax loss of $0.3 million based on an aggregate carrying value of $1.5 million at the time of sale. The loss is reported as a component of "Gain (loss) on sale of investments" in the Company's Consolidated Statement of Income.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(6) FINANCIAL INSTRUMENTS

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES

The Company has classified as available-for-sale securities having an aggregate fair value of approximately $64.8 million and $46.0 million at July 31, 2001 and October 31, 2000, respectively. These securities are classified as either
"Short-term investments," "Investments in investment companies," or "Other investments" on the Company's Consolidated Balance Sheets. Gross unrealized gains of approximately $9.2 million and $9.3 million at July 31, 2001 and October 31, 2000, respectively, and gross unrealized losses of approximately $2.7 million and $1.9 million at July 31, 2001 and October 31, 2000, respectively, have been excluded from earnings and reported as a component of shareholders' equity, net of deferred taxes, in "Accumulated other comprehensive income."

The Company has classified as trading securities having an aggregate fair value of $100,000 at July 31, 2001. Gross unrealized losses related to securities classified as trading of approximately $22,000 and $100,000 have been included in earnings for the nine months ended July 31, 2001 and 2000, respectively.

IMPAIRMENT LOSS

In April 2001, the Company recognized a pre-tax impairment loss of $13.8 million related to the Company's minority equity investments in three structured products (collateralized debt obligations) that are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in its collateralized debt obligations.

(7) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of the phasing in of mutual fund industry state tax incentives.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.2 million in the first nine months of fiscal 2001. Such benefit has been reflected in equity in the nine-month period.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(8) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of net unrealized holding gains and losses.

The following table shows comprehensive income for the nine months ended July 31, 2001 and 2000.

(in thousands)                                                                     2001                  2000
------------------------------------------------------------------------ --- ----------------- --- -----------------
Net income                                                                $            84,493  $             85,518
Net unrealized  gain (loss) on  available-for-sale  securities,  net of
    income taxes of ($758) and $600, respectively                                     (1,002)                 1,222
                                                                         -------------------------------------------

Comprehensive income                                                      $            83,491  $             86,740
                                                                         ===========================================

(9) SUBSEQUENT EVENTS

ACQUISITIONS

On July 26, 2001 the Company announced the signing of a definitive agreement to acquire 80 percent of Fox Asset Management, Inc. for an initial payment in 2001 of $32.0 million in cash and Eaton Vance Corp. stock and payments in 2005 and 2006 of up to $30.0 million contingent upon achieving certain financial performance criteria. Fox is a leading institutional investment management firm with $2.0 billion in assets under management. Under the agreement, Fox will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Fox's principals will continue to hold 20 percent of the equity of Fox through 2006. Beginning in 2007, Fox's principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox over a five-year period. The price for acquiring the remaining 20 percent of Fox will be based on a multiple of earnings before interest and taxes in those years.

On August 2, 2001 the Company announced the signing of a definitive agreement to acquire 70 percent of Atlanta Capital Management Company, LLC for $75.0 million in cash and Eaton Vance Corp. stock. Atlanta Capital is a leading institutional investment management firm with $6.4 billion in assets under management. Under the agreement, Atlanta Capital will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Atlanta Capital's employees will continue to hold 30 percent of the equity of Atlanta Capital with the right to sell to the Company the remaining 30 percent interest over a five-year period beginning in 2005. The Company will have the right to purchase the 30 percent minority interest in two stages in 2007 and 2009. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before interest and taxes in those years.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(9) SUBSEQUENT EVENTS (CONTINUED)

Both acquisitions occurred after the release by the FASB of SFAS No. 141 and SFAS No. 142. Accordingly, these acquisitions will be accounted for under the precepts set forth in those standards. The Company is in the process of allocating the purchase price paid in both of these acquisitions to tangible and intangible assets acquired and liabilities assumed. Such intangibles will be identified in accordance with the above-mentioned standards and will be categorized into amortizing and non-amortizing categories.

The Company currently has goodwill recorded from the purchase of management contracts and equity investments that it has undertaken in the past. The above-described standards will be adopted for these prior acquisitions on November 1, 2001. Management is currently assessing the impact of the adoption of these standards on these previous transactions.

DEBT OFFERING

On August 7, 2001, the Company and its operating subsidiary, Eaton Vance Management (EVM), entered into a purchase agreement with an underwriter for the private placement of EVM's zero-coupon exchangeable senior notes due in 2031 with a principal amount at maturity of $235.0 million. The exchangeable securities had an initial offering price of $638.70 per $1,000 of principal amount at maturity resulting in gross proceeds of approximately $150 million and a yield to maturity of 1.5 percent. Each $1,000 principal amount at maturity of exchangeable securities will be exchangeable into 14.3657 shares of the Company's non-voting common stock upon the occurrence of certain events and under certain circumstances.

On August 27, 2001, EVM's over-allotment options for the securities were exercised and EVM sold an additional $79.0 million principal amount at maturity of its zero-coupon exchangeable securities. This over-allotment purchase resulted in approximately $49.0 million in gross proceeds to the Company.

In conjunction with the EVM private placement, the Company, through a subsidiary, purchased approximately 1.5 million shares of the Company's non-voting common stock for approximately $52.0 million. The Company will use the balance of the proceeds of the private placement to pay for the acquisitions of Fox Asset Management, Inc. and Atlanta Capital Management Company, LLC and for other general business purposes.

The Company canceled its $50.0 million senior unsecured revolving credit facility effective August 13, 2001, prior to the closing of EVM's private placement of its zero-coupon exchangeable senior notes.

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

RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 2001 COMPARED TO QUARTER ENDED JULY 31, 2000

The Company reported diluted earnings of $0.44 per share for the third quarter of fiscal 2001 compared to $0.38 per diluted share in the third quarter of fiscal 2000.

Assets under management of $50.4 billion on July 31, 2001 were 7 percent higher than the $47.3 billion reported a year earlier. Asset growth year over year resulted from strong sales and inflows of $12.3 billion over the last twelve months. Fund sales and other inflows in the third quarter of fiscal 2001 decreased 23 percent to $2.7 billion compared to $3.5 billion in the third quarter of fiscal 2000. Redemptions were $1.2 billion for third quarter of fiscal 2001 and $1.4 billion for the third quarter of fiscal 2000. As a result of private placements and strong retail sales of the Company's tax managed funds, equity fund assets increased to 53 percent of total assets under management on July 31, 2001 from 50 percent on July 31, 2000. Bank loan fund assets decreased to 19 percent of assets under management at July 31, 2001 from 21 percent at July 31, 2000. Fixed income funds were 20 percent of total assets under management on both July 31, 2001 and July 31, 2000. Counsel and separately managed accounts represented 6 percent and 7 percent of assets under management at July 31, 2001 and 2000, respectively, while money market accounts represented 2 percent of assets under management at July 31, 2001 and 2000.

The Company reported revenue of $124.7 million in the third quarter of fiscal 2001 compared to $108.0 million in the third quarter of fiscal 2000, an increase of $16.7 million or 15 percent. Investment adviser and administration fees increased by $6.9 million or 12 percent to $64.6 million in the third quarter of fiscal 2001 from $57.7 million in the third quarter of fiscal 2000 as a result of the growth in assets under management. Distribution income increased by 21 percent to $59.7 million in the third quarter of fiscal 2001 from $49.2 million a year earlier primarily due to a structural change in Rule 12b-1 service fee plans for funds sponsored by the Company. Service fees received from funds and paid to brokers-dealers are now included in both the Company's revenue and expenses; previously some of these fees were paid directly to the broker-dealers by the funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total operating expenses increased $13.3 million or 21 percent to $77.3 million in the third quarter of fiscal 2001 from $64.0 million in the third quarter of fiscal 2000. Compensation expense increased $4.4 million or 22 percent to $24.5 million in the third quarter of fiscal 2001 primarily due to increases in the number of employees, base salaries and incentive costs. Amortization of deferred sales commissions decreased $1.4 million in the third quarter of fiscal 2001 to $19.5 million primarily due to adjustments of amortization periods of certain deferred sales commission assets in the third quarter of fiscal 2000 in order to better match amortization expense with projected distribution fee income. The 45 percent increase noted in other expenses reflects an increase in service fee expenses as explained in the preceding paragraph.

Interest income increased by 77 percent to $1.6 million in the third quarter of fiscal 2001 from $0.9 million a year earlier primarily as a result of interest income received related to the Company's minority equity investments in three structured products (collateralized debt obligations) that are managed by the Company.

The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of phasing in mutual fund industry state tax incentives.

NINE MONTHS ENDED JULY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2000

The Company reported diluted earnings of $1.17 per share for the first nine months fiscal 2001. The Company earned $1.29 per diluted share in the first nine months of fiscal 2001 before the $0.12 impairment loss compared to $1.16 per diluted share in the first nine months of fiscal 2000.

The Company reported revenue of $360.2 million in the first nine months of fiscal 2001 compared to $315.1 million in the first nine months of fiscal 2000, an increase of $45.1 million or 14 percent. Investment adviser and administration fees increased by $19.8 million or 12 percent to $185.0 million in the first nine months of fiscal 2001 from $165.2 million in the first nine months of fiscal 2000 as a result of the growth in assets under management. Distribution income increased by 18 percent to $174.3 million in the third quarter of fiscal 2001 from $147.2 million a year earlier primarily due to a structural change in Rule 12b-1 service fee plans for funds sponsored by the Company.

Total operating expenses increased $40.1 million or 22 percent to $220.8 million in the first nine months of fiscal 2001 from $180.7 million in the first nine months of fiscal 2000. Compensation expense increased $11.8 million or 21 percent to $68.3 million in the first nine months of fiscal 2001 primarily due to increases in the number of employees, base salaries and incentive costs. Amortization of deferred sales commissions decreased $6.4 million to $55.0 million in the first nine months of fiscal 2001 primarily due to adjustments of amortization periods of certain deferred sales commission assets in the first nine months of fiscal 2000 in order to better match amortization expense with projected distribution fee income. The 55 percent increase noted in other expenses reflects an increase in marketing expenses and sales incentives associated with asset growth and an increase in service fee expenses due to a structural change in fund Rule 12b-1 service fee plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company recognized a $13.8 million impairment loss related to the Company's minority equity investments in three structured products (collateralized debt obligations) that are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in these collateralized debt obligations. The Company will continue to earn management fees on these products.

The Company reduced its effective tax rate to 35 percent effective November 1, 2000 from 38 percent a year ago primarily as a result of phasing in mutual fund industry state tax incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $122.0 million and $102.5 million at July 31, 2001 and July 31, 2000, respectively.

Operating activities generated cash of $99.2 million in the first nine months of fiscal 2001 compared to $30.2 million in the first nine months of fiscal 2000. The increase in cash provided by operating activities can be attributed primarily to the sale of $40.9 million of trading securities in the first nine months of fiscal 2001. The purchase of $44.0 million of trading investments was the primary use of cash in fiscal 2000. The payment of sales commissions associated with the distribution of the Company's spread-commission and interval funds continues to be a significant use of cash and totaled $106.6 million in the first nine months of fiscal 2001 compared to $96.6 million in the first nine months of fiscal 2000. Effective January 2001, these sales commissions are deductible for income tax purposes over their estimated useful lives rather than at the time of payment. This change will have the effect of increasing current income tax payments and reducing deferred income taxes in the future. It will have no impact on the Company's effective tax rate. In addition to the $106.6 million of sales commissions paid in the first nine months of fiscal 2001, the Company paid $4.1 million of sales commissions that are included as a component of "Other expenses" in the Company's consolidated statement of income.

Investing activities, consisting primarily of the purchase and sale of available-for-sale investments and investments in technology, reduced cash and equivalents by $34.2 million in the first nine months of fiscal 2001 compared to $19.5 million in the first nine months of fiscal 2000. Consistent with its plan to withdraw from activities not related to the management of investment assets for others, the Company sold its last remaining real estate property in the first quarter of fiscal 2001, resulting in proceeds of $1.2 million.

Financing activities reduced cash and cash equivalents by $41.8 million in the first nine months of fiscal 2001 compared to $35.4 million in the first nine months of fiscal 2000. Significant financing activities during the first nine months of fiscal 2001 included the repurchase of 1,056,000 shares of the Company's non-voting common stock under its authorized repurchase program at a cost of $28.9 million compared to the purchase of 1,252,000 shares in the first nine months of fiscal 2000 at a cost of $25.2 million. The Company's dividend was $0.18 per share in the first nine months of fiscal 2001 compared to $0.15 per share in the first nine months of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On July 26, 2001 the Company announced the signing of a definitive agreement to acquire 80 percent of Fox Asset Management, Inc. for an initial payment in 2001 of $32.0 million in cash and Eaton Vance Corp. stock and payments in 2005 and 2006 of up to $30.0 million contingent upon certain financial performance criteria. Fox is a leading institutional investment management firm with $2.0 billion in assets under management. Under the agreement, Fox will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Fox's principals will continue to hold 20 percent of the equity of Fox through 2006. Beginning in 2007, Fox's principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox over a five-year period. The price for acquiring the remaining 20 percent of Fox will be based on a multiple of earnings before interest and taxes in those years. The Company does not expect that the acquisition is likely to result in any meaningful dilution of its earnings per share for its current fiscal year ending October 31, 2001.

On August 2, 2001 the Company announced the signing of a definitive agreement to acquire 70 percent of Atlanta Capital Management Company, LLC for $75.0 million in cash and Eaton Vance Corp. stock. Atlanta Capital is a leading institutional investment management firm with $6.4 billion in assets under management. Under the agreement, Atlanta Capital will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Atlanta Capital's employees will continue to hold 30 percent of the equity of Atlanta Capital with the right to sell to the Company the remaining 30 percent interest over a five-year period beginning in 2005. The Company will have the right to purchase the 30 percent minority interest in two stages in 2007 and 2009. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before interest and taxes in those years. The Company does not expect that the acquisition of Atlanta Capital is likely to result in any meaningful dilution of its earnings per share for its current fiscal year ending October 31, 2001.

On August 7, 2001, the Company and its operating subsidiary, Eaton Vance Management (EVM), entered into a purchase agreement with an underwriter for the private placement of EVM's zero-coupon exchangeable senior notes due in 2031 with a principal amount at maturity of $235.0 million. The exchangeable securities had an initial offering price of $638.70 per $1,000 of principal amount at maturity resulting in gross proceeds of approximately $150.0 million and a yield to maturity of 1.5 percent. Each $1,000 principal amount at maturity of exchangeable securities will be exchangeable into 14.3657 shares of the Company's non-voting common stock upon the occurrence of certain events and under certain circumstances.

On August 27, 2001, EVM's over-allotment options for the securities were exercised and EVM sold an additional $79.0 million principal amount at maturity of its zero-coupon exchangeable securities. This over-allotment purchase resulted in approximately $49.0 million in gross proceeds to the Company.

In conjunction with the EVM private placement, the Company, through a subsidiary, purchased approximately 1.5 million shares of the Company's non-voting common stock for approximately $52.0 million. The Company will use the balance of the proceeds of the private placement to pay for the acquisitions of Fox Asset Management, Inc. and Atlanta Capital Management Company, LLC and for other general business purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At July 31, 2001, the Company had no borrowings outstanding under its $50.0 million senior unsecured revolving credit facility. The Company canceled this credit facility effective August 13, 2001, prior to the closing of EVM's private placement of its zero-coupon exchangeable senior notes.

The Company anticipates that cash flows from operations and available financing sources will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of other possible strategic growth opportunities.

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic lives. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142. Therefore, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 for its two pending acquisitions (see Note 9). The Company will adopt SFAS No. 142 for business combinations completed prior to June 30, 2001 on November 1, 2001. Management is currently assessing the impact of the adoption of SFAS No. 142 on prior purchases of management contracts and equity investments that generated goodwill.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separately managed accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any of these contracts are not renewed or are amended to reduce fees, the Company's financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser and administration fees and distribution income) are calculated as percentages of assets under management. A decline in securities prices or an increase in fund redemptions generally would reduce fee income. Also, financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company's assets under management and consequently, its revenue and net income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses would generally reduce or eliminate profits. If expenses rise and assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation. A recession could also adversely impact the Company's revenues if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company's actual results could be affected by the loss of key managerial personnel through competition or retirement.

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

Foreign currency risk is the risk that the Company will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from the Company's foreign equity investment that is denominated in European Currency Units (Euros). The Company utilizes a foreign currency exchange contract to hedge the foreign currency risk of this investment. At July 31, 2001, the Company had an open forward currency exchange contract to sell Euros for $3.9 million. The Company does not enter into foreign currency transactions for trading or speculative purposes.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 25, 2001, a complaint was filed in the United States District Court for the District of Massachusetts by two shareholders of one account of EV Classic Senior Floating-Rate Fund (Fund) against the Fund, its trustees and certain officers, Eaton Vance Management (EVM), the Fund's administrator, Boston Management and Research (BMR), the Fund's investment adviser, and the Company, the parent of EVM and BMR. The complaint, framed as a class action, alleges that for the period between March 30, 1998 and March 2, 2001, the Fund's assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The complaint seeks unspecified damages. On July 19, 2001, another shareholder of the Fund filed a virtually identical complaint in the same court. The Company and the other named defendants believe that the complaints are without merit and will vigorously contest the lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 11, 2001, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved amendments to the 1986 Employee Stock Purchase Plan and the 1992 Incentive Plan - Stock Alternative Plan that, among other things, eliminated a one-year employment period before eligibility to elect to participate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

     Exhibit No.    Description

     2.1 Copy of the acquisition agreement to acquire 80% of Fox Asset Management, Inc. (filed herewith).*

     10.19          Copy of 1986 Employee Stock Purchase Plan - Restatement  No.
                    9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 (filed herewith).

     10.20          Copy  of  1992   Incentive   Plan  -  Stock   Alternative  -
                    Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 (filed herewith).

* Certain exhibits and schedules to this Exhibit were omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished to the Commission upon request.

(b)  REPORTS ON FORM 8-K

     The Company filed a Form 8-K with the SEC on July 26, 2001 regarding the agreement to acquire 80 percent of the equity of Fox Asset Management, Inc.

     The Company filed a Form 8-K with the SEC on August 2, 2001 regarding the agreement to acquire 70 percent of the equity of Atlanta Capital Management Company, LLC.

     The  Company  filed a Form 8-K with the SEC on August 6, 2001 and August 7,
     2001,   regarding   issuance  of  Eaton  Vance   Management's   zero-coupon
     exchangeable senior notes due in 2031.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EATON VANCE CORP.
                                -----------------
                                  (Registrant)


DATE:  September 13, 2001       /s/William M. Steul
                                -----------------------------
                                (Signature)
                                William M. Steul
                                Chief Financial Officer


DATE:  September 13, 2001       /s/Laurie G. Hylton
                                ------------------------------
                                (Signature)
                                Laurie G. Hylton
                                Chief Accounting Officer

                                   EXHIBIT 2.1









                             UNIT PURCHASE AGREEMENT

                                      among

                           FOX ASSET MANAGEMENT, INC.,

                            EATON VANCE ACQUISITIONS

                                       and

                         the other persons named herein




                            Dated as of July 25, 2001

                                  EXHIBIT 2.1

                                TABLE OF CONTENTS
                                                                                                             Page
1       Sale and Purchase of the Units..........................................................................1

        1.1     Sale and Purchase of the Units..................................................................1
        1.2     Delivery of Purchase Price and Purchase Adjustments.............................................1
        1.3     Allocation of Purchase Price....................................................................2
        1.4     Closing.........................................................................................2
        1.5     Contingent Purchase Payments....................................................................3
        1.6     Limitation of Eaton Vance Common Stock Sales; Registrations.....................................5
        1.7     Post Closing Adjustments........................................................................5

2       Representations and Warranties of Seller and the Specified Shareholders.................................7

        2.1     Authorization, etc..............................................................................7
        2.2     Title, Capitalization, etc......................................................................8
        2.3     No Conflicts, etc..............................................................................10
        2.4     Corporate Status...............................................................................10
        2.5     Investments; Transfer of Assets................................................................11
        2.6     Financial Statements...........................................................................11
        2.7     Undisclosed Liabilities, etc...................................................................12
        2.8     Absence of Changes.............................................................................12
        2.9     Tax Matters....................................................................................14
        2.10    Assets.........................................................................................15
        2.11    Real Property..................................................................................15
        2.12    Contracts......................................................................................17
        2.13    Intellectual Property..........................................................................17
        2.14    Insurance......................................................................................19
        2.15    Litigation.....................................................................................19
        2.16    Compliance with Laws and Instruments; Consents.................................................19
        2.17    Environmental Matters..........................................................................20
        2.18    Affiliate Transactions.........................................................................20
        2.19    Employees, Labor Matters, etc..................................................................21
        2.20    Employee Benefit Plans and Related Matters; ERISA..............................................21
        2.21    Accounts Receivable............................................................................24
        2.22    Bank Accounts..................................................................................24
        2.23    Brokers, Finers, etc...........................................................................24
        2.24    Disclosure.....................................................................................25
        2.25    Regulatory Documents...........................................................................25
        2.26    Ineligible Persons.............................................................................26
        2.27    Investment Contracts and Clients...............................................................26
        2.28    Wrap-Fee Programs..............................................................................27
        2.29    Investment in Eaton Vance Shares...............................................................27
        2.30    Fund Related Issues............................................................................27
        2.31    Investment Company Advisory....................................................................28


3       Representations and Warranties of Buyer................................................................28

        3.1     Status; Authorization, etc.....................................................................28
        3.2     No Conflicts, etc..............................................................................28
        3.3     Brokers, Finers, etc...........................................................................29
        3.4     Purchase for Investment........................................................................29
        3.5     Statutory Disqualification.....................................................................29
        3.6     Satisfaction of Conditions in Section 15(f) of the 1940 Act....................................29
        3.7     Financial Reports and SEC Documents............................................................30

4       Covenants of Seller, the Company and the Specified Shareholders........................................30

        4.1     Conduct of Business............................................................................30
        4.2     No Solicitation................................................................................32
        4.3     Access and Information.........................................................................32
        4.4     Subsequent Financial Statements and Reports; Filings...........................................33
        4.5     Public Announcements...........................................................................34
        4.6     Further Actions................................................................................34
        4.7     Further Assurances.............................................................................34
        4.8     Insurance......................................................................................35
        4.9     Managed Accounts Consents......................................................................36
        4.10    Use of Fox Name................................................................................36

5       Covenants of Buyer.....................................................................................36

        5.1     Public Announcements...........................................................................36
        5.2     Further Actions................................................................................36
        5.3     Section 15(f) of the 1940 Act..................................................................37

6       Covenants of Buyer, Seller, and the Shareholders.......................................................37

        6.1     Taxes..........................................................................................37
        6.2     Transitional Arrangements......................................................................38
        6.3     Eaton Vance Stock Options......................................................................38
        6.4     Board and Shareholder Approvals; SEC Filings...................................................39
        6.5     Partnerships...................................................................................41

7       Conditions Precedent...................................................................................41

        7.1     Conditions to Obligations of Each Party........................................................41
        7.2     Conditions to Obligations of Buyer.............................................................41
        7.3     Conditions to Obligations of Seller, the Company and the Specified Shareholders................44

8       Termination............................................................................................45

        8.1     Termination....................................................................................45
        8.2     Effect of Termination..........................................................................46


9       Indemnification........................................................................................46

        9.1     Indemnification by Seller and the Specified Shareholders.......................................46
        9.2     Indemnification by Buyer.......................................................................47
        9.3     Indemnification Procedures.....................................................................47
        9.4     Survival of Representations and Warranties, etc................................................48
        9.5     Payment Adjustments, etc.......................................................................49

10      Definitions............................................................................................49

        10.1    Terms Generally................................................................................49
        10.2    Certain Terms..................................................................................50

11      Miscellaneous..........................................................................................61

        11.1    Expenses.......................................................................................61
        11.2    Notices........................................................................................61
        11.3    Governing Law, etc.............................................................................62
        11.4    Shareholders' Representative...................................................................63
        11.5    [Intentionally Omitted]........................................................................64
        11.6    Binding Effect.................................................................................64
        11.7    Assignment.....................................................................................64
        11.8    No Third Party Beneficiaries...................................................................64
        11.9    Amendment; Waivers, etc........................................................................65
        11.10   Entire Agreement...............................................................................65
        11.11   Business Trusts................................................................................65
        11.12   Severability...................................................................................66
        11.13   Headings.......................................................................................66
        11.14   Counterparts...................................................................................66

Exhibits:

EXHIBIT A      Form of Registration Rights Agreement
EXHIBIT B      Form of Contribution and Assumption Agreement
EXHIBIT C      List of 2001 Option Grantees
EXHIBIT D      Form of Stock Option Agreement (2001 Options)
EXHIBIT E      List of Additional Stock Option Grantees
EXHIBIT F      Form of Stock Option Agreement (Additional Options)
EXHIBIT G      List of Employment Agreement Designees
EXHIBIT H      Form of Employment Agreement
EXHIBIT I      Form of Non-Competition Agreement
EXHIBIT J      Form of Greenbaum, Rowe, Smith, Ravin, Davis & Himmel LLP Opinion
EXHIBIT K      Form of Client Consent
EXHIBIT L      Form of Company Operating Agreement
EXHIBIT M      Form of Unit Holders Agreement

[Schedules:

Schedule 1.5            Determination of Contingent Purchase Payment Amounts
Schedule 2.2(c)         Authorized Capital Stock of Seller
Schedule 2.4            Corporate Status
Schedule 2.5(a)         Investments and Subsidiaries
Schedule 2.6(d)         Financial Statements of Seller
Schedule 2.7(b)         Undisclosed Liabilities
Schedule 2.8            Absence of Changes
Schedule 2.9            Tax Matters
Schedule 2.10(a)        Assets
Schedule 2.11           Real Property
Schedule 2.12(a)        Contracts
Schedule 2.12(b)        Enforceability of Contracts
Schedule 2.13           Intellectual Property
Schedule 2.14           Insurance
Schedule 2.15           Litigation
Schedule 2.16(a)        Compliance with Laws and Instruments; Consents
Schedule 2.18           Affiliate Transactions
Schedule 2.19           Employees, Labor Matters
Schedule 2.20           Employee Benefit Plans and Related Matters; ERISA
Schedule 2.21           Accounts Receivable
Schedule 2.22           Bank Accounts
Schedule 2.23           Brokers, Finders, etc.
Schedule 2.24           Disclosure
Schedule 2.25(b)        Governmental Entities and Self Regulatory Organizations
Schedule 2.27           Investment Contracts and Clients
Schedule 2.28           Wrap Fee Programs
Schedule 2.30           Fund Related Issues
Schedule 3.3            Brokers, Finders, etc.
Schedule 4.1            Conduct of Business]

EXHIBIT 2.1

                             UNIT PURCHASE AGREEMENT

     UNIT PURCHASE AGREEMENT, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts business trust (the "Buyer"), Fox Asset Management, Inc., a New Jersey corporation (the "Seller"), J. Peter Skirkanich ("Mr. Skirkanich"), and Messrs. James P. O'Mealia, George C. Pierides, John R. Sampson and Philip R. Sloan (together with Mr. Skirkanich, the "Specified Shareholders").

                              W I T N E S S E T H :
                              - - - - - - - - - -

     WHEREAS,  the  Specified   Shareholders  own  beneficially  and  of  record
approximately 90% of the issued and outstanding shares of the capital stock of Seller;

     WHEREAS, it is contemplated by this Agreement that prior to the Closing Date (as defined herein), Seller shall form "Fox Asset Management LLC" as a Delaware limited liability company (the "Company") and shall transfer substantially all of its operating assets and certain other assets to the Company, in consideration of which the Company shall assume certain enumerated liabilities of Seller and shall issue to Seller 1000 units of economic interest in the Company constituting all of the outstanding units of economic interest in the Company (the "Units"); and

     WHEREAS, Seller wishes to sell to Buyer, and Buyer wishes to purchase from Seller, 800 Units (the "Purchased Units"), and Seller and Buyer wish to grant certain options with respect to the remaining 200 Units held by Seller (the "Retained Units"), on the terms and conditions and for the consideration described in this Agreement (defined terms having the meanings indicated in Section 10);

     NOW, THEREFORE, in consideration of the mutual promises, covenants, representations and warranties made herein and of the mutual benefits to be derived herefrom, the parties hereto agree as follows:

     1 SALE AND PURCHASE OF THE UNITS.

          1.1 SALE AND PURCHASE OF THE UNITS. Subject to the terms and conditions hereof, the purchase price for the Purchased Units shall be (i) an initial payment of (x) $32,000,000.00 (the "Initial Payment"), subject to retention of the Holdback Amount pursuant to Section 1.7(b), and (ii) contingent purchase payment(s) of up to $30,050,000.00 as calculated in accordance with
Section 1.5 (collectively, the "Contingent Purchase Payments"). The Initial Payment and the Contingent Purchase Payments are referred to collectively as the "Purchase Price". The Purchase Price shall be subject to adjustment as provided in Section 1.7.

          1.2   DELIVERY  OF  PURCHASE  PRICE  AND PURCHASE  PRICE  ADJUSTMENTS.
(A) Buyer may, at its option, deliver up to 30% of the aggregate value of each of the Initial Payment and any Contingent Purchase Payments (excluding, however, any accelerated payment pursuant to Section 1.5(e)) to Seller by delivery of certificates issued in the name of Seller representing a number of shares of Eaton Vance Common Stock equal to (X) the dollar amount to be so delivered in stock (subject to retention of the Holdback Amount pursuant to Section 1.7(b)) divided by (Y) the average closing price of Eaton Vance Common Stock on the NYSE for the ten (10) trading days immediately preceding the applicable date of payment (e.g. the Closing Date for the Initial Payment). For purposes of this Section, "Initial Cash Percentage" shall mean the percentage of the aggregate value of the Initial Payment delivered in cash and "Initial Stock Percentage" shall mean the percentage, if any, of the aggregate value of the Initial Payment delivered by delivery of shares of Eaton Vance Common Stock pursuant to the preceding sentence.

          (b) Buyer shall deliver the cash portion of the Initial Payment at Closing (subject to retention of the Holdback Amount pursuant to Section 1.7(b)) by wire transfer of immediately available funds. Seller shall deliver the Net Working Capital Adjustment to be paid to Buyer, if any, within five (5) business days after the Net Working Capital Adjustment is finally determined pursuant to
Section 1.7(a). Buyer shall deliver any Net Working Capital Adjustment to be paid to Seller, if any, in accordance with Section 1.7(a).

          (c) If Buyer exercises its option to deliver any portion of the aggregate value of the Initial Payment in shares of Eaton Vance Common Stock, then delivery of any portion of the Holdback Amount by Buyer to Seller shall be made by delivery of (a) cash, in an amount equal to the Initial Cash Percentage of the aggregate amount to be delivered and (b) a number of shares of Eaton Vance Common Stock equal to (X) the Initial Stock Percentage of the aggregate amount to be delivered divided by (Y) the average closing price of Eaton Vance Common Stock on the NYSE for the ten (10) trading days immediately preceding the Closing Date. Any shares of Eaton Vance Common Stock to be delivered by Seller pursuant to the preceding sentence shall be free and clear of all Liens and the certificate representing the same shall be surrendered to Buyer duly endorsed in blank or accompanied by stock powers or other instruments of transfer duly executed in blank, and bearing or accompanied by all requisite stock transfer stamps. If the number of shares represented by such surrendered certificate is in excess of the number of shares to be delivered by Seller to Buyer, then Buyer shall promptly deliver to Seller a new certificate representing a number of shares of Eaton Vance Common Stock equal to the amount of such excess.

          1.3 ALLOCATION OF PURCHASE PRICE. The Purchase Price shall be allocated among the assets of the Company in accordance with Section 6.1(a) of this Agreement.

          1.4 CLOSING. The closing of the sale and purchase of the Purchased Units (the "Closing") shall take place at the offices of Kirkpatrick & Lockhart

LLP, 75 State Street, Boston, Massachusetts, at 10:00 a.m. on the later of September 11, 2001 and the third business day following the satisfaction (or waiver) of the conditions precedent set forth in Article 7 of this Agreement, or at such other place, date and time as the parties hereto may agree in writing (the "Closing Date"). At the Closing:

          (a) Seller shall deliver to Buyer, free and clear of any Liens, the Purchased Units, together, if certificated, with one or more certificates representing all of the Purchased Units, duly endorsed in blank or accompanied by appropriate instruments of transfer duly executed in blank, and bearing or accompanied by all requisite transfer stamps; and

          (b) Buyer shall pay the Purchase Price to Seller for the Purchased Units so delivered by Seller, (i) by wire transfer of immediately available funds to the account of Seller designated at least two (2) business days prior to the Closing Date, and (ii) by delivery of a certificate representing the Eaton Vance Common Stock, if any, delivered pursuant to Section 1.2.

          1.5 CONTINGENT PURCHASE PAYMENTS.

          (a) 2004 Contingent Purchase Payment. Subject to achievement of the targets set forth in paragraph (a) of Schedule 1.5, Buyer shall pay to Seller up to $14,000,000 in accordance with Section 1.5(e) hereof. The Contingent Purchase Payment described in this Section 1.5(a) is sometimes referred to in this Agreement as the "2004 Contingent Purchase Payment." The amount of the 2004 Contingent Purchase Payment, if any, shall be determined in accordance with
Schedule 1.5.

          (b) 2005 Contingent Purchase Payment. Subject to achievement of the targets set forth in paragraph (b) of Schedule 1.5, Buyer shall pay to Seller up to $16,050,000 in accordance with Section 1.5(e) hereof. The Contingent Purchase Payment described in this Section 1.5(b) is sometimes referred to in this Agreement as the "2005 Contingent Purchase Payment." The amount of the 2005 Contingent Purchase Payment, if any, shall be determined in accordance with
Schedule 1.5.

          (c) 2005 Make-Whole Payment. If the aggregate Contingent Purchase Payments earned by Seller pursuant to Sections 1.5(a) and 1.5(b) are less than $30,050,000.00 and the targets set forth in paragraph (c) of Schedule 1.5 are achieved, then Buyer shall pay to Seller an amount equal to the excess of $30,050,000.00 over the sum of the payments made pursuant to Sections 1.5(a) and 1.5(b). Payment shall be made in accordance with Section 1.5(e) hereof. The Contingent Purchase Payment described in this Section 1.5(c) is sometimes referred to in this Agreement as the "2005 Make-Whole Payment."

          (d) 2006 Make-Whole Payment. If (x) the aggregate Contingent Purchase Payments earned by Seller pursuant to Sections 1.5(a) and 1.5(b) are less than $30,050,000.00, (y) no payment is earned by Seller pursuant to Section 1.5(c), and (z) the targets set forth in paragraph (d) of Schedule 1.5 are achieved, then Buyer shall pay to Seller an amount equal to the excess of $30,050,000.00 over the sum of the payments made pursuant to Sections 1.5(a) and 1.5(b). The Contingent Purchase Payment described in this Section 1.5(d) is sometimes referred to in this Agreement as the "2006 Make-Whole Payment."

          (e) Certain Events. The Contingent Purchase Payments may be accelerated as provided in paragraph (e) of Schedule 1.5; provided, however, that the aggregate amount of such payment shall not, in the aggregate with all previous Contingent Purchase Payments, exceed $30,050,000.00.

                                  EXHIBIT 2.1

          (f) Payment. The 2004 Contingent Purchase Payment, if any, shall be delivered promptly after delivery to Seller of the Company Income Statement for the calendar year ending December 31, 2004. The 2005 Contingent Purchase Payment and the 2005 Make-Whole Payment, if any, shall be delivered promptly after delivery to Seller of the Company Income Statement for the calendar year ending December 31, 2005. The 2006 Make-Whole Payment, if any, shall be delivered promptly after delivery to Seller of the Company Income Statement for the calendar year ending December 31, 2006. Buyer shall have no obligation to pay any Contingent Purchase Payment prior to the resolution of any dispute regarding the respective Company Income Statement pursuant to Section 1.5(g). Each such Company Income Statement shall be delivered to Seller as promptly as possible after December 31 of the calendar year to which it applies, but in any event by March 31 of the following year. Payment of any Contingent Purchase Payment shall be made by wire transfer of immediately available funds to an account designated in writing by Seller within three business days of delivery of the respective Company Income Statement (and, at Buyer's election pursuant to Section 1.2, by delivery of a certificate representing the appropriate number of shares of Eaton Vance Common Stock).

          (g) Disputes. Unless Seller delivers to Buyer, within 20 days of the delivery of such Company Income Statement, written notice of Seller's disagreement with such financial statements and calculations, such Company Income Statement and supporting calculations shall be conclusive and binding on the parties for purposes of calculating the Contingent Purchase Payments. Any notice delivered by Seller pursuant to the preceding sentence shall state with specificity the reasons for Seller's disagreement and identify the items and amounts in dispute. If Buyer and Seller do not agree upon the amount of any Contingent Purchase Payment within 30 days of delivery of such notice of disagreement by Seller, then Buyer and Seller shall promptly engage the New York City office of the accounting firm of Arthur Andersen or another firm of independent accountants agreed upon by Buyer and Seller (the "Independent Accountants") to resolve the dispute. The engagement agreement with the Independent Accountants shall require the independent accountants to resolve the dispute within 90 days of the engagement. Absent fraud or manifest error, the Independent Accountants' decision shall be final, binding and conclusive upon the parties hereto. Buyer, on the one hand, and Seller, on the other, shall share equally the fees and expenses of the Independent Accountants.

          (h) Certain Understandings. Seller acknowledges that there can be no assurances that any Contingent Purchase Payments will be earned under this
     Section 1.5, and that neither Buyer nor any Affiliate of Buyer shall have any obligation, whether express or implied, to take any action(s), or omit to take any action(s), in order to cause any Contingent Purchase Payment to be earned or which would affect the amount thereof; provided, however, that nothing in this Section 1.5 shall release any Party from their contractual duties and obligations under the Company Operating Agreement or any other Ancillary Agreement.

          1.6  LIMITATION  OF EATON VANCE  COMMON  STOCK  SALES;  REGISTRATIONS.

          (a) Except as permitted by the Unit Holders Agreement, Seller shall not (i) prior to the first anniversary of a date on which Seller takes delivery from Buyer (a "Share Delivery Date") of shares of Eaton Vance Common Stock in respect of any payment of the Purchase Price or any other payment under this Agreement, sell, transfer, offer for sale, pledge, hypothecate or otherwise dispose of (collectively, "Transfer") more than 20% in the aggregate of the shares of Eaton Vance Common Stock delivered on such Share Delivery Date, (ii) prior to the second anniversary of the respective Share Delivery Date, Transfer more than 40% in the aggregate of such shares of Eaton Vance Common Stock, (iii) prior to the third anniversary of the respective Share Delivery Date, Transfer more than 60% in the aggregate of such shares of Eaton Vance Common Stock, or
(iv) prior to the fourth anniversary of the respective Share Delivery Date, Transfer more than 80% in the aggregate of such shares of Eaton Vance Common Stock.

          (b) Insofar as Buyer elects to deliver any portion of the Purchase Price, or any amount payable by Buyer in respect of Retained Units pursuant to the Unit Holders Agreement, in shares of Eaton Vance Common Stock, such shares shall be treated as "Registrable Securities" as such term is defined in the Registration Rights Agreement in the form attached as Exhibit A hereto (the "Registration Rights Agreement").

          1.7 POST CLOSING ADJUSTMENTS.

          (a) Working Capital Adjustment. Buyer shall deliver to Seller, within 60 days after the Closing Date, a balance sheet of the Company as of the Closing Date (including the accounts receivable schedule described below and attached thereto, the "Closing Date Balance Sheet"). The Closing Date Balance Sheet shall be prepared in accordance with GAAP and, to the extent compatible with GAAP, in a manner consistent with Seller's balance sheet at December 31, 2000, included in the Financial Statements; provided, that (i) all liabilities of the Company shall be fully reflected on an accrual basis on the Closing Date Balance Sheet (including, without limitation, (x) accrual of all employee bonuses, deferred compensation or other obligations and (y) accrual of a current liability in an amount corresponding to pre-paid services), (ii) the Closing Date Balance Sheet shall not give effect to any write-up of the value of intangible assets that may be required or permitted under GAAP in connection with the consummation of the Contemplated Transactions, (iii) the Closing Date Balance Sheet shall give effect to the transactions contemplated by the Contribution Agreement, and (iv) the accounts receivable schedule included in the Closing Date Balance Sheet shall separately identify the amount of each account receivable and the portions thereof that are in respect of services billed in advance and services billed in arrears. Seller and the Specified Shareholders shall cooperate with Buyer and the Company in the preparation of the Closing Date Balance Sheet.

          (ii) The Purchase Price shall be subject to upward or downward adjustment in accordance with this Section 1.7(a) if the excess of the aggregate cash, Cash Equivalents, pre-paid expenses and accounts receivable of the Company shown on the Closing Date Balance Sheet over the total liabilities of the Company shown on the Closing Date Balance Sheet (such excess, if any, the "Closing Date Working Capital") is greater or less than $500,000.00. Any adjustment of the Purchase Price pursuant to this Section 1.7(a) is referred to in this Agreement as a "Net Working Capital Adjustment".

          (iii) If Closing Date Working Capital is less than $500,000, then the Purchase Price shall be reduced dollar-for-dollar by the amount of such shortfall.

                                  EXHIBIT 2.1

          (iv) If Closing Date Working Capital is greater than $500,000, then the amount of such excess shall be paid to Seller if and only to the extent that the Company actually collects amounts in respect of accounts receivable shown on the Closing Date Balance Sheet that, together with the cash and Cash Equivalents shown on the Closing Date Balance Sheet, exceed $500,000. Any amount paid to Seller pursuant to this Section 1.7(a)(iv) shall be treated as an increase in the Purchase Price by the amount of such payment.

          (v) Until the first anniversary of the Closing Date, the Company shall use commercially reasonable efforts to collect all accounts receivable shown on the Closing Date Balance Sheet (excluding litigation or assignment to a collection agency). During that period, payments received in respect of accounts receivable shown on the Closing Date Balance Sheet shall be applied first to the oldest outstanding account payable of the Company first, unless the obligor on the account otherwise expressly specifies. Following final determination of the Closing Date Balance Sheet in accordance with Section 1.7(c), the Company shall make any payments required under Section 1.7(a)(iv) on a monthly basis by wire transfer of immediately available funds to such account as Seller may specify at least 5 (five) business days prior to the last day of each month.

          (vi) Seller and the Specified Shareholders shall cause the Company to have a balance of cash and Cash Equivalents at Closing of at least $500,000, plus an amount equal to payment obligations accrued for payment of employee bonuses or similar employee payments accrued as of Closing.

          (b) Client Consents Adjustment. Seller represents and warrants that aggregate annualized fee revenues from Seller's Clients for the six-month period ending June 30, 2001, were $10,806,063 (such amount, the "Expected Annualized Fee Revenues"). If, at Closing, Seller shall have received Client Consents from Clients representing aggregate annualized fee revenues at June 30, 2001 that are less than 92.5% of Expected Annualized Fee Revenues, then at Closing Buyer shall retain, and shall reduce the aggregate amount paid to Seller at Closing by, an amount equal to the product of (i) the Initial Payment times (ii) a fraction, the numerator of which is the aggregate annualized fee revenues at June 30, 2001 represented by Clients at June 30, 2001 from whom Client Consents have then been received and the denominator of which is an amount equal to 92.5% of Expected Annualize Fee Revenues. The amount of the Initial Payment, if any, retained pursuant to the preceding sentence is referred to in this Agreement as the "Holdback Amount." If Buyer exercises its option to deliver any part of the Initial Payment in shares of Eaton Vance Common Stock, then the Holdback Amount shall be retained from the cash and shares of Eaton Vance Common Stock that otherwise would be delivered at closing in proportion to the Initial Cash Percentage and the Initial Stock Percentage respectively, valuing the shares of Eaton Vance Common Stock so retained at the average closing price of Eaton Vance Common Stock on the NYSE for the ten (10) trading days immediately preceding the Closing Date. Seller shall have an additional 90 day period after Closing in which they shall use all commercially reasonable efforts to obtain, and Buyer shall cooperate with Seller in soliciting, Client Consents from all remaining Clients. If, on the 91st day following the Closing Date, the Company shall have received Client Consents from Clients at June 30, 2001 representing aggregate annualized fee revenues at June 30, 2001, that are less than 92.5% of Expected Annualized Fee Revenues, then the Purchase Price shall be reduced by an amount equal to an amount equal to the product of (i) the Initial Payment times (ii) a fraction, the numerator of which is the aggregate annualized fee revenues at June 30, 2001, represented by Clients at June 30, 2001 from whom Client Consents have then been received and the denominator of which is an amount equal to 92.5% of Expected Annualized Fee Revenues (such adjustment, the "Client Consents Adjustment" and, together with the Net Working Capital Adjustment, the "Purchase Price Adjustments"). The Client Consents Adjustment shall be paid by offset against the Holdback Amount. Buyer shall provide Seller with notice of the

                                  EXHIBIT 2.1

amount of the Client Consents Adjustment within 90 days of the Closing Date, together with such supporting calculations as are reasonably necessary to confirm the amount thereof (the "Client Consents Adjustment Notice"). Contemporaneously with the delivery of the Client Consents Adjustment Notice, Buyer shall deliver to Seller the Holdback Amount remaining, if any, after giving effect to the Client Consents Adjustment, together with Interest on such remaining Holdback Amount from the Closing Date, by wire transfer of immediately available funds to such accounts as shall be designated by Seller in writing at least three (3) business days prior to the 91st day following the Closing Date.

          (c) Disputes as to Purchase Price Adjustments. Unless Seller delivers to Buyer, within 20 calendar days of the delivery of the Closing Balance Sheet and the Client Consents Adjustment Notice respectively, written notice of Seller's disagreement therewith, the Closing Balance Sheet and the Client Consents Adjustment Notice respectively shall be conclusive and binding on the parties for purposes of calculating the corresponding Purchase Price Adjustment. Any notice delivered by Seller pursuant to the preceding sentence must state with specificity the reasons for Seller's disagreement and identify the items and amounts in dispute. If Buyer and Seller do not agree upon the respective
Purchase Price Adjustment within 30 days of delivery of such notice of disagreement by Seller, then Buyer and Seller shall promptly engage the Independent Accountants to resolve the dispute. The engagement agreement with the Independent Accountants shall require the Independent Accountants to resolve the dispute within 90 days of the engagement. Absent fraud or manifest error, the Independent Accountants' decision shall be final, binding and conclusive upon the parties hereto. Buyer, on the one hand, and Seller, on the other, shall share equally the fees and expenses of the independent accountants.

     2 REPRESENTATIONS AND WARRANTIES OF SELLER AND THE SPECIFIED SHAREHOLDERS.

          Seller and the Specified Shareholders represent and warrant to Buyer as follows, as of the date hereof and as of the Closing Date:

          2.1 AUTHORIZATION, ETC. (a) Seller. Seller has full corporate power and authority to execute and deliver this Agreement and the Ancillary Agreements to which it is designated a party, to perform its obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and the Ancillary Agreements to which Seller is designated a party, the performance of Seller's obligations hereunder and thereunder, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by all requisite corporate action of Seller, including the unanimous approval of the Contemplated Transactions by all shareholders of Seller in accordance with all applicable Law and the waiver by such shareholders of all appraisal, dissenters' or comparable rights as shareholders of Seller. Seller has duly executed and delivered this Agreement and on the Closing Date will have duly executed and delivered the Ancillary Agreements to which it is designated a party. This Agreement constitutes, and each such Ancillary Agreement when so executed and delivered will constitute, the legal, valid and binding obligation of Seller enforceable against Seller in accordance with its respective terms.

          (b) The Company. The Company will have full limited liability company power and authority to execute and deliver the Ancillary Agreements to which it is designated a party, to perform its obligations thereunder and to consummate the transactions contemplated thereby. The execution and delivery of the Ancillary Agreements to which the Company is designated a party, the performance of the Company's obligations thereunder, and the consummation of the

                                  EXHIBIT 2.1

transactions contemplated thereby, will have been duly authorized by all requisite limited liability company action of the Company. The Company on the Closing Date will have duly executed and delivered the Ancillary Agreements to which it is designated a party. Each such Ancillary Agreement when so executed and delivered will constitute the legal, valid and binding obligation of the Company enforceable against the Company in accordance with its respective terms.

          (c) Specified Shareholders. Each Specified Shareholder has full power, capacity and authority to execute and deliver this Agreement and the Ancillary Agreements to which he or she is designated a party, to perform his or her obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. Each Specified Shareholder has duly executed and delivered this Agreement and on the Closing Date will have duly executed and delivered the Ancillary Agreements to which he or she is designated a party. This Agreement constitutes, and each such Ancillary Agreement when so executed and delivered will constitute, the legal, valid and binding obligation of each Specified Shareholder enforceable against such Specified Shareholder in accordance with its respective terms.

          2.2 TITLE, CAPITALIZATION, ETC. (a) Title. At Closing Seller will own, beneficially and of record, all of the Units, free and clear of any Liens. Upon the delivery of and payment for the Purchased Units at the Closing as provided for in this Agreement, and upon the subsequent delivery of and payment for any Retained Units pursuant to the exercise of a Seller Put or Buyer Call as provided for in this Agreement, Buyer will acquire good and valid title to all the Purchased Units and to all Retained Units so purchased, free and clear of any Lien other than any Lien created by Buyer.

          (b) Capitalization of the Company. The authorized capital stock of the Company shall at Closing consist solely of [1,000] Units, of which all [1,000] Units shall at Closing be issued and outstanding. Prior to Closing, the Units shall have been duly authorized and validly issued to Seller in accordance with all applicable Law and the Organizational Documents of the Company.

          (c) Authorized Capital Stock of Seller. Schedule 2.2(c) contains a complete and correct description of the authorized and issued and outstanding capital stock of Seller both as of the date hereof and as it will be at Closing. All of the outstanding capital stock or other equity interests of Seller are duly authorized, validly issued, fully paid and nonassessable, and are or will be owned beneficially and of record by the shareholders respectively set forth on Schedule 2.2(c), each holding the number of shares set forth next to the name of each thereon, free and clear of any Liens (except as set forth on Schedule 2.2(c)).

          (d) No Equity Rights. There are no preemptive or similar rights on the part of any holders of any class of securities of Seller or, as of the Closing Date, of the Company. Except for this Agreement, no subscriptions, options, warrants, conversion or other rights, agreements, commitments, arrangements or understandings of any kind obligating Seller, the Company, any Seller Shareholder or any other Person, contingently or otherwise, to issue or sell, or cause to be issued or sold, any Units or any other equity interests of Seller or the Company, or any securities convertible into or exchangeable for any such Units or other equity interests in either the Company or Seller, are outstanding, and no authorization therefor has been given. Except for the Current Shareholders Agreement, there are no outstanding contractual or other rights or obligations to or of Seller, the Company, any Seller Shareholder or any other Person to repurchase, redeem or otherwise acquire any outstanding Units or other equity interests of Seller or the Company. Prior to Closing, Seller and the Seller Shareholders shall enter into an amendment of the Shareholders Agreement, dated January 1, 1999 (the "Current Shareholders Agreement") among Seller and its shareholders, such amendment and restatement to be satisfactory in form and substance to Buyer and to provide, among other

                                  EXHIBIT 2.1

terms, for the waiver of the applicability to the Contemplated Transactions of the Current Shareholders Agreement (including, without limitation, Sections 7.3 and 7.4 thereof).

          2.3 NO CONFLICTS, ETC. The execution, delivery and performance of this Agreement and the Ancillary Agreements by Seller, the Company and shareholders of Seller (including each Specified Shareholder), and the consummation of the transactions contemplated hereby and thereby, do not and will not conflict with, contravene, result in a violation or breach of or default under (with or without the giving of notice or the lapse of time or both), create in any other Person a right or claim of termination, amendment, or require modification, acceleration or cancellation of, or result in the creation of any Lien (or any obligation to create any Lien) upon any of the properties or assets of Seller or the Company, under, (a) any Law applicable to Seller or the Company or any of their respective properties or assets, (b) any provision of any of the Organizational Documents of Seller or the Company or (c) any Contract, or any other agreement or instrument to which Seller, the Company or any Seller Shareholder (including any Specified Shareholder) is a party or by which any of their respective properties or assets may be bound.

          2.4 CORPORATE STATUS. (a) Organization. Seller is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, which state is set forth on Schedule 2.4(a), and has full corporate power and authority to conduct its business and to own or lease and to operate its properties as and in the places where such business is conducted and such properties are owned, leased or operated. The Company as of the Closing Date will be a limited liability company, duly organized, validly existing and in good standing under the laws of the State of Delaware, and will have full limited liability company power and authority to conduct its business and to own or lease and to operate its properties as and in the places where such business is conducted and such properties are owned, leased or operated.

          (b) Qualification. The Seller is, and the Company as of the Closing Date will be, duly qualified or licensed to do business and in good standing in each of the jurisdictions specified in Schedule 2.4(b), which includes each jurisdiction in which the nature of its business or the properties owned or leased by it makes such qualification or licensing necessary.

          (c) Organizational Documents. Seller has delivered to Buyer complete and correct copies of the Organizational Documents of Seller, as amended, modified or waived through and in effect on the date hereof. Each of the Organizational Documents is in full force and effect. Seller is not, and the Company at Closing shall not be, in violation of any of the provisions of its respective Organizational Documents. The minute books of Seller, which have heretofore been made available to Buyer, correctly reflect (i) all actions taken by the stockholders or members, as the case may be, that such stockholders or members were required by applicable Law to take, (ii) all actions taken by the directors of Seller that the board of directors of Seller was required by applicable Law to take and (iii) all other actions taken by the stockholders and directors of Seller. As of the Closing Date, Seller shall have provided to Buyer true and complete copies of the Organizational Documents of the Company, and the members and managers of the Company shall have taken no action except as required or advisable to consummate the Contemplated Transactions.

          2.5 INVESTMENTS; TRANSFER OF ASSETS.

          (a) Investments and Subsidiaries. Seller does not own and never has owned, and as of the Closing Date the Company will not own and will never have owned, directly or indirectly, any shares of capital stock or other securities of, or interest in, any other Person, except (i) in investment advisory accounts

                                  EXHIBIT 2.1

managed by Seller for third persons, (ii) the Units of the Company to be held by Seller, and (iii) as set forth on Schedule 2.5(a). Seller is not and has never, and the Company as of the Closing Date will not and will never have, engaged in any businesses other than the Business. At Closing the Company shall have solely those assets and liabilities to be transferred to it pursuant to the Contribution and Assumption Agreement, in the form of Exhibit B hereto (the "Contribution Agreement"), into which the Company and Seller shall enter prior to the Closing Date.

          (b) Transfer of Assets. No dissenter's or other rights are exercisable by any Seller Shareholder or other person in respect of the Contemplated Transactions.

          2.6 FINANCIAL STATEMENTS. (a) Seller has delivered to Buyer complete and correct copies of the Financial Statements, together with a letter from Seller Accountants, acknowledging and consenting to reliance by Buyer on such firm's reports accompanying the Financial Statements.

          (b) The Financial Statements are complete and correct in all respects, have been derived from the accounting books and records of Seller, and have been prepared in accordance with United States generally accepted accounting principles ("GAAP") applied on a consistent basis throughout the periods presented in the Financial Statements subject, in the case of interim unaudited Financial Statements, only to normal recurring year-end adjustments.

          (c) The balance sheets included in the Financial Statements present fairly the financial position of Seller as at the respective dates thereof, and the statements of income, statements of stockholders' equity and statements of cash flows included in such Financial Statements present fairly the results of operations and cash flows of Seller for the respective periods indicated.

          (d) Except as set forth in Schedule 2.6(d), the Financial Statements have been prepared in accordance with GAAP applicable to the financial statements of a corporation with one or more classes of its equity securities registered under the Securities Act and the Exchange Act and trading on a national stock exchange ("Public Company GAAP"). Schedule 2.6(d) sets forth the full text of all changes and additions that would be required to be made to the Financial Statements (including but not limited to all disclosures that would be required to be made in the notes accompanying the Financial Statements) in order for the Financial Statements to comply with Public Company GAAP, applied on a consistent basis throughout the periods presented in the Financial Statements.

                                  EXHIBIT 2.1

          2.7 UNDISCLOSED LIABILITIES, ETC. Seller has, and as of the Closing Date the Company will have, no liabilities or obligations of any nature, whether known, unknown, absolute, accrued, contingent or otherwise and whether due or to become due, except (a) as set forth in Schedule 2.7, (b) as and to the extent disclosed or reserved against in the Balance Sheet or specifically disclosed in the notes thereto and (c) for liabilities and obligations that (i) are incurred after the date of the Balance Sheet in the ordinary course of business and are not prohibited by this Agreement and (ii) individually and in the aggregate, could not be material to Seller (or, at and after Closing, the Company) or have or result in a Material Adverse Effect. Since the date of the Balance Sheet, there has not occurred or come to exist any Material Adverse Effect or any event, occurrence, fact, condition, change, development or effect that, individually or in the aggregate, could become or result in a Material Adverse Effect.

          2.8 ABSENCE OF CHANGES.  Since the date of the Balance  Sheet,  except
(i) as set forth in Schedule 2.8 and (ii) as specifically permitted after the date hereof pursuant to Section 4.1, Seller has not, and as of the Closing Date the Company will not have:

          (a) declared, set aside, made or paid any dividend or other distribution in respect of the capital stock of Seller or the Units or otherwise purchased or redeemed, directly or indirectly, any shares of the capital stock of Seller or any Units;

          (b) issued or sold any Units or shares of any class of Seller's capital stock, or any securities convertible into or exchangeable for any such Units or shares, or issued, sold, granted or entered into any subscriptions, options, warrants, conversion or other rights, agreements, commitments, arrangements or understandings of any kind, contingently or otherwise, to purchase or otherwise acquire any such shares or Units or any securities convertible into or exchangeable for any such shares or Units;

          (c) incurred any indebtedness for borrowed money, issued or sold any debt securities or prepaid any debt (including, without limitation, any borrowings from or prepayments to Seller or the Company) except for borrowings and repayments in the ordinary course of business;

          (d) mortgaged, pledged or otherwise subjected to any Lien, any of its Real Property or other properties or assets, tangible or intangible, except for Permitted Liens in the ordinary course of business;

          (e) forgiven, cancelled, compromised, waived or released any debts, claims or rights, except for debts, claims and rights against Persons (excluding Seller, the Company and the shareholders of Seller and any Affiliate of any of them) that were forgiven, cancelled, compromised, waived or released in the ordinary course of business;

          (f) modified any existing Contract, or proposed to any Client any modification or amendment to an Advisory Agreement, or entered into (x) any agreement, commitment or other transaction, other than agreements entered into in the ordinary course of business and involving an expenditure of less than $10,000 in each case and $25,000 in the aggregate, or (y) any agreement or commitment that, pursuant to its terms, is not cancelable without penalty on less than 30 days' notice;

          (g) paid any bonus to any officer, director, employee, sales representative, agent or consultant, or granted to any officer, director, employee, sales representative, agent or consultant any other increase in compensation in any form;

                                  EXHIBIT 2.1

          (h) entered into, adopted or amended any employment, consulting, retention, change-in-control, collective bargaining, bonus or other incentive compensation, profit-sharing, health or other welfare, stock option or other equity, pension, retirement, vacation, severance, deferred compensation or other employment, compensation or benefit plan, policy, agreement, trust, fund or arrangement for the benefit of any officer, director, employee, sales representative, agent, consultant or Affiliate (whether or not legally binding);

          (i) suffered any damage, destruction or loss (whether or not covered by insurance), or any strike or other employment-related problem, or any change in relations with or any loss of a supplier, customer or employee, that, individually or in the aggregate, could have or result in a Material Adverse Effect;

          (j) amended any of its Organizational Documents;

          (k) changed in any respect its accounting practices, policies or principles;

          (l) incurred, assumed, guaranteed or otherwise become directly or indirectly liable with respect to any liability or obligation in excess of $10,000 in each case or $25,000 in the aggregate at any one time outstanding (whether absolute, accrued, contingent or otherwise and whether direct or indirect, or as guarantor or otherwise with respect to any liability or obligation of any other Person);

          (m) transferred or granted any rights or licenses under, or entered into any settlement regarding the infringement of, Company Intellectual Property or entered into any licensing or similar agreements or arrangements;

          (n) sold any assets with a value in excess of $10,000 in each case or $25,000 in the aggregate, other than inventory in the ordinary course of business;

          (o) made any material changes in policies or practices relating to selling practices, returns, discounts or other terms of sale or accounting therefor or in policies of employment; or

          (p) taken any action or omitted to take any action that would result in the occurrence of any of the foregoing.

                                  EXHIBIT 2.1

          2.9 TAX MATTERS. (a) Except as set forth on Schedule 2.9(a), (i) all Tax Returns relating to Seller and the Company or the business or assets thereof that were required to be filed on or before the Closing Date have been duly and timely filed and are correct and complete in all material respects, (ii) all Taxes shown as owing on such Tax Returns have been paid and (iii) neither Seller nor the Company is currently the beneficiary of any extension of time within which to file any Tax Return. No claim has been made by a Taxing authority of a jurisdiction where Seller or the Company do not file Tax Returns that Seller or the Company is or may be subject to taxation in that jurisdiction. As of the Closing Date, the Company will not be and since its inception will not have been classified as an entity separate from Seller for Federal income tax purposes.

          (b) Except as set forth on Schedule 2.9(b), (i) all Taxes that are or may become payable by Seller or the Company or chargeable as a Lien upon its assets as of the Closing Date have been duly and timely paid or, in the case of the Company, will have been duly and timely paid as of the Closing Date, (ii) Seller has, and the Company as of the Closing Date will have, duly and timely withheld all Taxes required to be withheld, and such withheld Taxes have been either duly and timely paid to the proper governmental authorities or properly set aside in accounts for such purpose and (iii) the Financial Statements reflect an adequate reserve for all Taxes payable or asserted to be payable by Seller for all taxable periods or portions thereof through the date of the Financial Statements.

          (c) Except as set forth on Schedule 2.9(c), there has been no claim or issue (other than a claim or issue that has been finally settled) concerning any liability for Taxes of Seller or the Company asserted, raised or threatened by any taxing authority and, to the knowledge of Seller and its Affiliates, no circumstances exist to form the basis for such a claim or issue.

          (d) Schedule 2.9(d) lists all Income Tax Returns that have been filed with respect to Seller or the Company since January 1, 1995, and indicates those Income Tax Returns that have not yet been audited or are currently the subject of audit. Schedule 2.9(d) also contains a complete and accurate list of all audits of all of Seller's and the Company's Tax Returns, including a reasonably detailed description of the nature and outcome of each audit. All deficiencies proposed as a result of such audits have been paid, reserved against or settled.

          (e) Except as set forth on Schedule 2.9(e), Seller has not, and the Company as of the Closing Date will not have, (i) waived any statute of limitations, (ii) agreed to any extension of the period for assessment or collection or (iii) executed or filed any power of attorney with respect to Taxes, which waiver, agreement or power of attorney is currently in force.

          (f) Except as set forth on Schedule 2.9(f), (i) there are no outstanding adjustments for Income Tax purposes applicable to Seller or the Company required as a result of changes in methods of accounting effected on or before the Closing Date and (ii) no material elections for Income Tax purposes have been made by Seller or the Company that are currently in force or by which Seller or the Company is bound.

          (g) Except as set forth in Schedule 2.9(g), Seller is not and has not been, and the Company as of the Closing Date will not be and will not have been,
(i) party to or bound by or has any obligation under any Tax allocation, sharing, indemnity or similar agreement or arrangement or (ii) a member of any group of companies filing a consolidated, combined or unitary Income Tax Return.

          (h) Except as set forth in Schedule 2.9(h), Seller is not and the Company at Closing will not be a party to a lease of property pursuant to

                                  EXHIBIT 2.1

section 7701(h) of the Code ("motor vehicle operating leases") or former section 168(f)(8) ("special rules for finance leases" or "special rule for leases") of the Code.

          2.10 ASSETS. Seller owns, or otherwise has full, exclusive, sufficient and legally enforceable rights to use (and, at Closing, except for the Retained Assets (as defined in the Contribution Agreement) the Company will own or have the aforedescribed rights to use), all of the properties and assets (real, personal or mixed, tangible or intangible), used or held for use in connection with, necessary for the conduct of, or otherwise material to, the Business (the "Assets"). Seller has good, valid and marketable title to, or in the case of leased property has good and valid leasehold interests in (and, at Closing, except for the Retained Assets (as defined in the Contribution Agreement) the Company will have the aforedescribed title or leasehold interests in), all Assets, including but not limited to all such Assets reflected in the Balance Sheet or acquired since the date thereof (except as may be disposed of in the ordinary course of business after the date hereof and in accordance with this Agreement), in each case free and clear of any Lien, except Permitted Liens. Seller has maintained all tangible Assets in good repair, working order and operating condition subject only to ordinary wear and tear, and all such tangible Assets are fully adequate and suitable for the purposes for which they are presently being used. Schedules 2.10(a), 2.11(a) and 2.11(b) together set forth a list of all tangible Assets, including but not limited to buildings, machinery, equipment and motor vehicles, and identifies the location of such Assets.

          2.11 REAL PROPERTY. (a) Owned Real Property. Seller does not and has never owned any Owned Real Property.

          (b) Leases. Schedule 2.11(b) contains a complete and correct list of all Leases setting forth the address, landlord and tenant for each Lease. Seller has delivered to Buyer correct and complete copies of the Leases (including all amendments thereto). Each Lease is legal, valid, binding, in full force and effect and enforceable against each party thereto, except to the extent that any failure to be so enforceable, individually and in the aggregate, could not have or result in a Material Adverse Effect, or to materially impair the ability of Seller to perform its obligations hereunder and under the Ancillary Agreements. Seller is not, and the Company as of the Closing Date will not be, in default, violation or breach in any respect under any Lease, and no event has occurred and is continuing that constitutes or, with notice or the passage of time or both, would constitute a default, violation or breach in any respect under any Lease. Each Lease grants the tenant under the Lease the exclusive right to use and occupy the premises and rights demised and intended to be demised thereunder. Seller has (and, at Closing, the Company shall have) good and valid title to the leasehold estate under the Leases free and clear of any Liens other than Permitted Liens. Seller enjoys (and, at Closing, the Company shall enjoy) peaceful and undisturbed possession under the Leases for the Leased Real Property.

          (c) Fee and Leasehold Interests, etc. The Real Property constitutes all the fee and leasehold interests in real property held by Seller, and constitutes all of the fee and leasehold interests in real property used or held for use in connection with, necessary for the conduct of, or otherwise material to, the Business.

          (d) No Proceedings. There are no proceedings in eminent domain or other similar proceedings pending or, to the knowledge of Seller, threatened affecting any portion of the Real Property. There exists no writ, injunction, decree, order or judgment outstanding, nor any Litigation, pending or threatened, relating to the ownership, lease, use, occupancy or operation by any Person of any Real Property.

                                  EXHIBIT 2.1

          (e) Current Use. The use and operation of the Real Property in the conduct of the Business does not violate in any material respect any instrument of record or agreement affecting the Real Property. There is no violation of any covenant, condition, restriction, easement or agreement or order of any Governmental Authority that affects the Real Property or the ownership, operation, use or occupancy thereof. No damage or destruction has occurred with respect to any of the Real Property that, individually or in the aggregate, could have or result in a Material Adverse Effect.

          (f) Real Property Taxes. Each parcel included in the Real Property is assessed for real estate tax purposes as a wholly independent tax lot, separate from any adjoining land or improvements not constituting a part of that parcel.

          (g) Compliance with Real Property Laws. The Real Property that is the subject of the Principal Office Lease is, and all other Real Property is to Seller's knowledge, in full compliance with all applicable building, zoning, subdivision and other land use and similar Laws affecting the Real Property (collectively, the "Real Property Laws"), and Seller has not, and the Company as of the Closing Date will not have, received any notice of violation or claimed violation of any Real Property Law. There is no pending or, to the knowledge of Seller, anticipated change in any Real Property Law that could have or result in a Material Adverse Effect, or a material adverse effect upon the ownership, alteration, use, occupancy or operation of the Real Property or any portion thereof. No current use by Seller (or, at Closing, by the Company) of the Real Property is dependent on a nonconforming use or other Governmental Approval, the absence of which would materially limit the use of any of the properties or assets in the Business.

          (h) Real Property Consents. Except as set forth in Schedule 2.11(h), the execution, delivery and performance of this Agreement and the Ancillary Agreements (including the Contribution Agreement) by Seller and the Company, and the consummation of the transactions contemplated hereby and thereby, do not and will not require the Consent of any Person pursuant to any of the Leases or any instrument of record or agreement affecting the Real Property. Except as set forth in Schedule 2.11(h), the enforceability of the Leases will not be affected in any manner by the execution, delivery or performance of this Agreement or any Ancillary Agreement (including the Contribution Agreement) and no Lease contains any change in control provision or other terms or conditions that will become applicable or inapplicable as a result of the consummation of the Contemplated Transactions and the Ancillary Agreements (including the Contribution Agreement).

          2.12 CONTRACTS. (a) Disclosure. Schedule 2.12(a) contains a complete and correct list, as of the date hereof, of all Contracts. Seller has delivered to Buyer complete and correct copies of all written Contracts, and accurate descriptions of all material terms of all oral Contracts, set forth or required to be set forth in Schedule 2.12(a).

          (b) Enforceability. All Contracts are legal, valid, binding, in full force and effect and enforceable against each party thereto, except to the extent that any failure to be enforceable, individually and in the aggregate, could not have or result in a Material Adverse Effect, or to materially impair the ability of Seller to perform its obligations hereunder and under the Ancillary Agreements. Except as set forth in Schedule 2.12(b), there does not exist under any Contract any violation, breach or event of default, or event or condition that, after notice or lapse of time or both, would constitute a violation, breach or event of default thereunder, on the part of either Seller

                                  EXHIBIT 2.1

or the Company or, to the knowledge of Seller, any other Person. Except as set forth in Schedule 2.12(b), the enforceability of all Contracts will not be affected in any manner by the execution, delivery or performance of this Agreement, and no Contract contains any change in control or other terms or conditions that will become applicable or inapplicable as a result of the consummation of the Contemplated Transactions.

          2.13 INTELLECTUAL PROPERTY. (a) Disclosure. Schedule 2.13(a) sets forth a complete and correct list of all Intellectual Property that is owned by Seller and that, at Closing, will be owned by the Company (the "Owned Intellectual Property").

          (c) Title. All of the Intellectual Property used or held for use in connection with, necessary for the conduct of, or otherwise material to, the Business (the "Company Intellectual Property"), is owned by Seller and, as of the Closing Date, will be owned by the Company, except as set forth in Schedule 2.13(b). Seller has, and the Company as of the Closing Date will have, the full and exclusive right to use the Company Intellectual Property for the life thereof for any purpose in connection with the Business, free from (i) any Liens (except for Permitted Liens incurred in the ordinary course of business) and
(ii) any requirement of any past, present or future royalty payments, license fees, charges or other payments, or conditions or restrictions whatsoever, except as set forth in Schedule 2.13(b). As of the Closing Date, the Company shall own or have licensed to it all the Company Intellectual Property, in each case free from Liens (except for Permitted Liens incurred in the ordinary course of business) and on the same terms and conditions as in effect prior to the Closing, except as otherwise disclosed in Schedule 2.13(b).

          (d) Licensing and Similar Arrangements. Schedule 2.13(c) sets forth all written or oral agreements and arrangements (i) pursuant to which Seller has, or the Company as of the Closing Date will have, licensed Intellectual Property to, or the use of Intellectual Property is otherwise permitted (through non-assertion, settlement or similar agreements or otherwise) with respect to, any other Person, and (ii) pursuant to which Seller has had, or the Company as of the Closing Date will have had, Intellectual Property licensed to it, or has otherwise been permitted to use Intellectual Property (through non-assertion, settlement or similar agreements or otherwise). All of the agreements and arrangements set forth or required to be set forth in Schedule 2.13(c): (i) are in full force and effect and enforceable in accordance with their terms, and no default exists or is threatened thereunder by Seller and the Company, or by any other Person, that could have or result in a Material Adverse Effect, or materially impair the ability of Seller or the Company to perform its respective obligations hereunder and under the Ancillary Agreements, (ii) license or permit that which they purport to license or permit, (iii) are free and clear of all Liens (except for Permitted Liens incurred in the ordinary course of business), and (iv) do not contain any change in control or other terms or conditions that will become applicable or inapplicable as a result of the consummation of the Contemplated Transactions. Seller has delivered to Buyer complete and correct copies of all licenses and arrangements (including amendments, supplements, waivers and other modifications) set forth or required to be set forth in
Schedule 2.13(c). All royalties, license fees, charges and other amounts payable by, on behalf of, to or for the account of Seller and, as of the Closing Date, the Company in respect of any Intellectual Property are reflected in the Financial Statements.

          (e) No Infringement. The conduct of the Business does not infringe or otherwise conflict with any rights of any Person in respect of any Intellectual Property. None of the Company Intellectual Property is being infringed or otherwise used or available for use by any Person without a license or permission from Seller, except as set forth in Schedule 2.13(d).

          (f) No Intellectual Property Litigation. No claim or demand of any Person has been made or, to the knowledge of Seller, threatened, nor is there any Litigation that is pending or, to the knowledge of Seller, threatened, that
(i)  challenges  the rights of Seller or, as of the Closing Date, the Company in

                                  EXHIBIT 2.1

respect of any Company Intellectual Property, (ii) asserts that Seller or, as of the Closing Date, the Company is infringing or otherwise in conflict with, or is (except as set forth in Schedule 2.13(e)), required to pay any royalty, license fee, charge or other amount with regard to, any Intellectual Property, or (iii) claims that any default exists under any agreement or arrangement set forth or required to be set forth in Schedule 2.13(e). None of the Company Intellectual Property is subject to any outstanding order, ruling, decree, judgment or stipulation by or with any court, tribunal, arbitrator or other Governmental Authority, or has been the subject of any Litigation within the last ten years, whether or not resolved in favor of Seller or the Company.

          (g) Due Registration, Etc. The Owned Intellectual Property has been duly registered with, filed in or issued by, as the case may be, the United States Patent and Trademark Office, the United States Copyright Office or other filing offices, domestic or foreign, to the extent necessary or desirable to ensure full protection under any applicable Law, and such registrations, filings, issuances and other actions remain in full force and effect. Except as set forth in Schedule 2.13(f), Seller has, and as of the Closing Date the Company will have, taken all necessary actions to ensure full protection of the Company Intellectual Property (including maintaining the secrecy of all confidential Intellectual Property) under any applicable Law.

                                  EXHIBIT 2.1

          2.14 INSURANCE. Schedule 2.14 contains a complete and correct list and summary description of all insurance policies maintained (at present or at any time in the past) by or on behalf of Seller. Seller has delivered to Buyer complete and correct copies of all such policies together with all riders and amendments thereto. Such policies are in full force and effect, and all premiums due thereon have been paid. Seller has, and the Company as of the Closing Date will have, complied in all material respects with the terms and provisions of such policies. The insurance coverage provided by such policies is adequate and suitable for the Business, and is on such terms (including without limitation as to deductibles and self-insured retentions), covers such risks, contains such deductibles and retentions, and is in such amounts, as the insurance customarily carried by comparable companies of established reputation similarly situated and carrying on the same or similar business.

          2.15 LITIGATION. Except as set forth on Schedule 2.15, there is no Litigation pending or, to the knowledge of Seller, threatened by, against or affecting Seller or any of its properties or assets, and as of the Closing Date there will not be any such Litigation against or affecting the Company or any of its properties or assets, that, individually or in the aggregate, could materially impair the ability of Seller or the Company to perform its respective obligations hereunder or under any Ancillary Agreement, or have or result in a Material Adverse Effect (in each case, if adversely determined, and without regard to whether the defense thereof or liability in respect thereof is covered by policies of insurance or any indemnity, contribution, cost sharing or similar agreement or arrangement by or with any other Person). There are no outstanding orders, judgments, decrees or injunctions issued by any Governmental Authority against Seller or, as of the Closing Date, the Company, or that in any way affect the Business and could have or result in a Material Adverse Effect.

          2.16 COMPLIANCE WITH LAWS AND INSTRUMENTS; CONSENTS. (a) Compliance. Except as set forth on Schedule 2.16(a), (i) Seller is not and has not been, and as of the Closing Date the Company will not be and will not have been, in conflict with or in violation or breach of or default under (and there exists no event that, with notice or passage of time or both, would constitute a conflict, violation, breach or default with, of or under) (x) any Law applicable to it or any of its properties, assets, operations or business, (y) any provision of its Organizational Documents, or (z) any Contract, or any other agreement or instrument to which it is party or by which it or any of its properties or assets is bound or affected, and (ii) neither Seller nor the Company has received any notice or has knowledge of any claim alleging any such conflict, violation, breach or default.

          (b) Consents. (i) Except as specified in Schedule 2.16(b)(i), no Governmental Approval or other Consent is required to be obtained or made by Seller or, as of the Closing Date, the Company in connection with the execution and delivery of this Agreement and the Ancillary Agreements or the consummation of the transactions contemplated hereby or thereby.

          (ii) Schedule 2.16(b)(ii) contains a complete and correct list of all Governmental Approvals and other Consents necessary for, or otherwise material to, the conduct of the Business. Except as set forth in Schedule 2.16(b)(ii), all such Governmental Approvals and other Consents have been duly obtained and are held by Seller and are in full force and effect. Seller is and at all times has been, and as of the Closing Date the Company will be and at all times since inception will have been, in compliance with all Governmental Approvals and other Consents held by any member thereof. There is no Litigation pending or, to the knowledge of Seller, threatened, that would result in the revocation, cancellation, suspension or modification or nonrenewal of any such Governmental Approval or Consent; Seller has not been, and as of the Closing Date the Company will not have been, notified that any such Governmental Approval or Consent will be modified, suspended, cancelled modified or cannot be renewed in the ordinary course of business; and there is no reasonable basis for any such revocation,

                                  EXHIBIT 2.1

cancellation, suspension, modification or nonrenewal. The execution, delivery and performance of this Agreement and the Ancillary Agreements and the consummation of the transactions contemplated hereby and thereby do not and will not violate any such Governmental Approval or Consent, or result in any revocation, cancellation, suspension, modification or nonrenewal thereof.

          2.17 ENVIRONMENTAL MATTERS. (a) Compliance with Environmental Law. Seller has complied and is in compliance, and as of the Closing Date the Company will have complied and will be in compliance, in all respects with all applicable Environmental Laws pertaining to any of the properties and assets of Seller and the Company (including the Real Property) and the use and ownership thereof, and to the operation of the Business. No violation by Seller is being alleged of any applicable Environmental Law relating to any of the properties and assets of Seller (including the Real Property) or the use or ownership thereof, or to the operation of the Business.

          (b) Other Environmental Matters. (i) Neither Seller nor any other Person (including any tenant or subtenant) has caused or taken any action that will result in, and Seller is not and the Company as of the Closing Date will not be subject to, any material liability or obligation on the part of any member of Seller and the Company, or Buyer or any of its Affiliates, relating to
(x) the environmental conditions on, under, or about the Real Property or other properties or assets owned, leased, operated or used by Seller or the Company or any predecessor thereto at the present time or in the past, including without limitation, the air, soil and groundwater conditions at such properties or (y) the past or present use, management, handling, transport, treatment, generation, storage, disposal or Release of any Hazardous Materials.

          (ii) Seller has disclosed and made available to Buyer all information, including, without limitation, all studies, analyses and test results, in the possession, custody or control of or otherwise known to Seller relating to (x) the environmental conditions on, under or about the Real Property or other properties or assets owned, leased, operated or used by Seller or the Company or any predecessor in interest thereto at the present time or in the past, and (y) any Hazardous Materials used, managed, handled, transported, treated, generated, stored or Released by Seller or any other Person on, under, about or from any of the Real Property, or otherwise in connection with the use or operation of any of the properties and assets of Seller or the Company, or the Business.

          2.18 AFFILIATE TRANSACTIONS. (a) Schedule 2.18(a) contains a complete and correct list of all agreements, contracts, arrangements, understandings, transfers of assets or liabilities or other commitments or transactions, whether or not entered into in the ordinary course of business, to or by which Seller or (as of the Closing Date) the Company, on the one hand, and any Seller Shareholder or any of their Affiliates (other than Seller or the Company), on the other hand, are or have been a party or otherwise bound or affected, and that (i) were entered into since December 31, 1998, (ii) are currently pending or in effect or (iii) involve continuing liabilities and obligations that, individually or in the aggregate, have been, are or will be material to Seller or the Company. Except as disclosed in Schedule 2.18(a), each agreement, contract, arrangement, understanding, transfer of assets or liabilities or other commitment or transaction set forth or required to be set forth in Schedule 2.18(a) was on terms and conditions as favorable to Seller as would have been obtainable by it at the time in a comparable arm's-length transaction with a Person other than Seller or any of its Affiliates.

          (b) Except as set forth in Schedule 2.18(b), no stockholder, officer, director or employee of Seller, or any family member, relative or Affiliate of any such stockholder, officer, director or employee, (i) owns, directly or indirectly, and whether on an individual, joint or other basis, any interest in

                                  EXHIBIT 2.1

(x) any property or asset, real or personal, tangible or intangible, used in or held for use in connection with or pertaining to the Business, or (y) any Person, that is a supplier, customer or competitor of Seller or the Company,
(ii) serves as an officer, director or employee of any Person that is or, as of the Closing Date, will be a supplier, customer or competitor of Seller or the Company or (iii) has received any loans from or is otherwise a debtor of, or made any loans to or is otherwise a creditor of Seller or, as of the Closing Date, will be a creditor of the Company.

          2.19 EMPLOYEES, LABOR MATTERS, ETC. Except as set forth on Schedule 2.19, Seller is not and the Company will not be a party to or bound by any collective bargaining agreement, and there are no labor unions or other organizations representing, purporting to represent or attempting to represent any employees employed by Seller or the Company. Since December 31, 1998, there has not occurred or been threatened any strike, slowdown, picketing, work stoppage, concerted refusal to work overtime or other similar labor activity with respect to any employees of Seller or the Company. Except as set forth on
Schedule 2.19, there are no labor disputes currently subject to any grievance procedure, arbitration or litigation and there is no representation petition pending or threatened with respect to any employee of Seller, and as of the Closing Date there will be no such disputes or petitions with respect to the Company. Seller has, and the Company as of the Closing Date will have, complied with all applicable Laws pertaining to the employment or termination of employment of their respective employees, including, without limitation, all such Laws relating to labor relations, equal employment opportunities, fair employment practices, prohibited discrimination or distinction and other similar employment activities, except for any failure so to comply that, individually and in the aggregate, could not result in any material liability or obligation on the part of Seller, the Company or Buyer or any of their Affiliates, or have or result in a Material Adverse Effect.

          2.20 EMPLOYEE BENEFIT PLANS AND RELATED MATTERS; ERISA.

          (a) Employee Benefit Plans. Schedule 2.20(a) sets forth a complete and correct list of each "employee benefit plan", as such term is defined in section 3(3) of ERISA, and each bonus, incentive or deferred compensation, severance, termination, retention, change of control, stock option, stock appreciation, stock purchase, phantom stock or other equity-based, performance or other employee or retiree benefit or compensation plan, program, arrangement, agreement, policy or understanding, whether written or unwritten, that provides or may provide benefits or compensation in respect of any employee or former employee of Seller or the beneficiaries or dependents of any such employee or former employee (collectively, the "Employees") or under which any Employee is or may become eligible to participate or derive a benefit and that is or has been maintained or established by Seller, the shareholders of Seller or any other trade or business, whether or not incorporated, which, together with Seller or the shareholders of Seller, is or would have been at any date of determination occurring within the preceding six years, treated as a single employer under section 414 of the Code (such other trades and businesses hereinafter referred to as the "Related Persons"), or to which Seller, the shareholders of Seller, or any Related Person contributes or is or has been obligated or required to contribute (collectively, the "Plans"). As of the Closing Date, the Company will have no Plans. With respect to each such Plan, Seller has provided Buyer complete and correct copies of: (i) such Plan, if written, or a description of such Plan if not written, and (ii) to the extent applicable to such Plan, all trust agreements, insurance contracts or other funding arrangements, the two most recent actuarial and trust reports, the two most recent Forms 5500 required to have been filed with the IRS and all schedules thereto, the most recent IRS determination letter, all current summary plan descriptions, all material communications received from or sent to the IRS, the Pension Benefit Guaranty Corporation or the Department of Labor (including a written description of any oral communication), any actuarial study of any post-employment life or medical benefits provided under any such Plan, if any, statements or other communications regarding withdrawal or other multiemployer

                                  EXHIBIT 2.1

plan liabilities, if any, and all amendments and modifications to any such document. Neither Seller nor any Seller Shareholder has, and as of the Closing Date the Company will not have, communicated to any Employee any intention or commitment to modify any Plan or to establish or implement any other employee or retiree benefit or compensation plan or arrangement.

          (b) Qualification. Each Plan intended to be qualified under section 401(a) of the Code, and the trust (if any) forming a part thereof, has received a favorable determination letter from the IRS as to its qualification under the Code and to the effect that each such trust is exempt from taxation under section 501(a) of the Code, and, except for legislative changes that will require each Plan to be updated and resubmitted to the IRS for approval, nothing has occurred since the date of such determination letter that could adversely affect such qualification or tax-exempt status.

          (c) Compliance; Liability.

          (i) Neither Seller, the Company, any Seller Shareholder, nor any Related Person would be liable for any material amount pursuant to section 4062, 4063 or 4064 of ERISA if any Plan that is subject to Title IV of ERISA (a "Title IV Plan") were to terminate as of the date hereof. As of the last day of the most recently ended fiscal year of each Title IV Plan, the "projected benefit obligations" (within the meaning of the Financial Accounting Standards Board Statement No. 87) under each such Plan did not exceed the fair market value of the assets of each such Plan allocable to such "projected benefit obligations," determined on the basis of the actuarial assumptions contained in the actuarial report prepared for such fiscal year of each such Plan, each of which assumptions is reasonable.

          (ii) Neither Seller, any Seller Shareholder, nor any Related Person has been, and as of the Closing Date the Company will not have been, involved in any transaction that could cause Seller, the Company, any Seller Shareholder, or any such Related Person or, following the Closing, Buyer, to be subject to liability under section 4069 or 4212 of ERISA. Neither Seller, any Seller Shareholder, nor any Related Person has incurred, and as of the Closing Date the Company will not have incurred, (either directly or indirectly, including as a result of an indemnification obligation) any material liability under or pursuant to Title I or IV of ERISA or the penalty, excise Tax or joint and several liability provisions of the Code relating to employee benefit plans and no event, transaction or condition has occurred or exists that could result in any such liability to Seller, the Company, any Seller Shareholder, or any such Related Person or, following the Closing, Buyer or any of its Affiliates. All contributions and premiums required to have been paid by Seller, any Seller Shareholder and each Related Person to any employee benefit plan (within the meaning of Section 3(3) of ERISA) (including each Plan) under the terms of any such plan or its related trust, insurance contract or other funding arrangement, or pursuant to any applicable Law or collective bargaining agreement (including ERISA and the Code) have been paid within the time prescribed by any such plan, agreement or applicable Law.

          (iii) Each of the Plans has been operated and administered in all respects in compliance with its terms, all applicable Laws and all applicable collective bargaining agreements, except for any failure so to comply that, individually and in the aggregate, could not result in a material liability or obligation on the part of Seller, the Company, or Buyer or any of its Affiliates, or have or result in a Material Adverse Effect. There are no material pending or threatened claims by or on behalf of any of the Plans, by any Employee or otherwise involving any such Plan or the assets of any Plan (other than routine claims for benefits, all of which have been fully reserved for on the regularly prepared balance sheets of Seller).

                                  EXHIBIT 2.1

          (iv) No Plan is a  "multiple  employer  plan"  within  the  meaning of section 4063 or 4064 of ERISA.

          (v) Each Plan that is subject to the minimum funding standards of ERISA or the Code satisfies such standards under sections 412 and 302 of the Code and ERISA, respectively, and no such Plan has incurred an "accumulated funding deficiency" within the meaning of such sections, whether or not waived.

          (vi) No Employee is or will become entitled to post-employment benefits of any kind by reason of employment by Seller or the Company, including, without limitation, death or medical benefits (whether or not insured), other than (x) coverage mandated by section 4980B of the Code, (y) retirement benefits payable under any Plan qualified under section 401(a) of the Code or (z) deferred compensation accrued as a liability on the Closing Date Balance Sheet. The consummation of the Contemplated Transactions will not (X) result in an increase in the amount of compensation or benefits or the acceleration of the vesting or timing of payment of any compensation or benefits payable to or in respect of any Employee; (Y) result in or satisfy a condition to the payment of compensation that would, in combination with any other payment, result in an "excess parachute payment" within the meaning of Section 280G(b) of the Code; or (Z) constitute or involve a prohibited transaction as defined under ERISA or the Code, or a breach of fiduciary duty under Title I of ERISA.

          (vii) Seller (including any Affiliate thereof) has at all times (A) properly classified its workers as employees and independent contractors under IRS regulations; (B) properly withheld and paid over to the IRS all applicable employment taxes and other required payments; and (C) provided benefits under each Plan to all eligible persons in accordance with the provisions of the applicable Plan.

          (viii) No prohibited transaction as defined under ERISA or the Code or breach of fiduciary duty under Title I of ERISA has occurred with respect to any Plan or with respect to Seller, the Company, any Seller Shareholder or any Related Person.

          (ix) No reportable event as defined under Section 4043 of ERISA has occurred or may be reasonably expected to occur with respect to any Plan. No Plan that is or was subject to Title IV of ERISA has been terminated, no notice of intent to terminate such a Plan has been made and the Pension Benefit Guaranty Corporation has not initiated any proceeding to terminate such a Plan. No partial termination (as defined under Section 411(d)(3) of the Code) of any Plan has occurred or is likely to occur.

          2.21 Accounts Receivable. Seller has delivered or caused to be delivered to Buyer a complete and accurate aging of all accounts receivable of Seller as of the end of each monthly period since December 31, 2000. Except as set forth in Schedule 2.21, no account receivable of Seller reflected on the Balance Sheet and no account receivable arising after the date of the Balance Sheet and reflected on the books of Seller is uncollectible or subject to counterclaim or offset, except to the extent reserved against thereon. All accounts receivable reflected on the Balance Sheet or on such books have been generated in the ordinary course of business and reflect a bona fide obligation for the payment of goods or services provided by Seller. All allowances, rebates and cash discounts to customers of Seller are as shown on its books and records and in no event exceed one percent of receivables to which they relate.

          2.22 Bank Accounts. Schedule 2.22 sets forth a complete and correct list containing the names set forth of each bank in which Seller has, or the Company as of the Closing Date will have, an account or safe deposit or lock

                                  EXHIBIT 2.1

box, the account or box number, as the case may be, and the name of every person authorized to draw thereon or having access thereto.

          2.23 Brokers, Finders, etc. Except for the retention of the Person set forth on Schedule 2.23, the fees and expenses of which will be borne by Seller, all negotiations relating to this Agreement, the Ancillary Agreements and the transactions contemplated hereby and thereby have been carried on without the participation of any Person acting on behalf of Seller, the Company or the shareholders of Seller, in such a manner as to, and the transactions contemplated hereby and thereby will not otherwise, give rise to any valid claim against Seller, the Company, any Seller Shareholder or Buyer for any brokerage, financial advisory, investment banker or finder's commission, fee or similar compensation, or for any bonus payable to any officer, director, employee, agent or representative of or consultant or advisor to Seller, the Company, or the shareholders of Seller upon consummation of the transactions contemplated hereby or thereby.

          2.24 Disclosure. This Agreement and each Ancillary Agreement, and each certificate or other instrument or document furnished by or on behalf of Seller, the Company or any Specified Shareholder to Buyer or any agent or representative of Buyer pursuant hereto, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact required to be stated herein or therein or necessary to make the statements contained herein or therein in light of the circumstances under which they were made, not misleading. None of Seller or the Specified Shareholders knows of any fact (other than matters of a general economic or political nature that do not affect the business of Seller and the Company uniquely or that are set forth in Schedule 2.24) that could reasonably be expected to have or result in, a Material Adverse Effect.

          2.25 REGULATORY DOCUMENTS.

          (a) Each of Seller and the Specified Shareholders has, and the Company as of the Closing Date will have, timely filed all forms, reports, notices, registration statements and supplements thereto, advertising or marketing materials and all other documents, together with any amendments required to be made with respect thereto, that were requested or required to be filed with any Governmental Authority, including the SEC, or any Self Regulatory Organization (collectively, the "Regulatory Documents"), and has (or, in the case of the Company, will have) timely paid all fees and assessments due and payable in connection therewith.

          (b) Seller and each of its officers and employees which is or who are required to be registered, if so required by the nature of their business, are and have been (and the Company and each such of its officers and employees as of the Closing Date will be and have been) duly registered (i) as an investment adviser under the Advisers Act and under applicable state statutes, (ii) as an investment advisor representative (as defined in the Advisors Act) under applicable state statutes, (iii) as a broker-dealer under the Exchange Act and under applicable state statutes, (iv) as a commodities trading adviser, commodity pool operator, futures commission merchant and/or introducing broker under the Commodity Exchange Act and under applicable state statutes, and (v) with all applicable Self Regulatory Organizations, where any such registration is necessary in order for the Company to conduct its business in accordance with applicable Law. Schedule 2.25(b) lists the Governmental Entities and Self Regulatory Organizations with which the Company is registered and the capacity in which it is registered. Each such registration is in full force and effect. Seller has made available to Buyer a true, complete and correct copy of all registration forms filed by Seller or to be filed by the Company to accomplish the registrations listed on Schedule 2.25(b).

                                  EXHIBIT 2.1

          (c) The Regulatory Documents of each of Seller, the Specified Shareholders, and the Funds comply and have complied, and the Regulatory Documents of the Company as of the Closing Date will and will have complied, with the requirements of all applicable Laws (including the Exchange Act, the Securities Act, the 1940 Act and the Advisers Act and all rules and regulations thereunder, including the rules and regulations of all Self Regulating Organizations) applicable to such Regulatory Documents, and none of the Regulatory Documents of any of Seller, the Company, the Specified Shareholders or the Funds, as of their respective dates, contained (or in the case of the Company will contain) any untrue statement of a material fact or omitted (or in the case of the Company will omit) to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

          2.26 INELIGIBLE PERSONS. None of Seller and the Specified Shareholders, nor any "affiliated person" (as defined in the 1940 Act) thereof, is (and the Company as of the Closing Date will not be) ineligible pursuant to
Section 9(a) or 9(b) of the 1940 Act to serve as an investment adviser (or in any other capacity contemplated by the 1940 Act) to a registered investment company. None of Seller, the Company and the Specified Shareholders, nor any "associated person" (as defined in the Advisers Act) thereof, is (and the Company as of the Closing Date will not be) ineligible pursuant to Section 203 of the Advisers Act to serve as an investment adviser or as an associated person to a registered investment adviser. None of Seller and the Specified Shareholders, nor any "associated person" (as defined in the Exchange Act) thereof, is (and the Company as of the Closing Date will not be) ineligible pursuant to Section 15(b) of the Exchange Act to serve as a broker dealer or as an associated person to a registered broker-dealer.

          2.27 INVESTMENT CONTRACTS AND CLIENTS.

          (a) Schedule 2.27(a) contains a true, complete and correct list that identifies the investment advisory clients of Seller as of June 30, 2001, and shows for each client and as of that date, the name, fee arrangements and net assets under management. Each client so listed is being properly served by Seller in accordance with the terms of the investment advisory contract with respect to such client. Seller has properly administered all accounts for which each acts as an investment advisor or in a similar capacity, in accordance with the terms of the Contracts relating thereto, the Advisers Act and all applicable Laws.

          (b) Except as set forth on Schedule 2.27(b), to Seller's Knowledge, no material controversy or disagreement exists between Seller and any customer of the Business.

          (c) Seller has adopted a formal code of ethics and a written policy regarding insider trading and front running, a true, complete and correct copy of which has been made available to Buyer. Such code of ethics and written policy comply in all material respects with Section 17(j) and Rule 17j-1 under the 1940 Act and Section 204A of the Advisers Act, respectively. The policies of Seller with respect to avoiding conflicts of interest are as set forth in the Form ADV of Seller. Except as set forth on Schedule 2.27(c), as of the date of this Agreement, to Seller's Knowledge, there have been no violations or allegations of violations of such policies or the conflict of interest policies that have occurred or been made.

          (d) None of Seller nor any other person "associated" (as defined under the Advisers Act) with Seller has (and as of the Closing Date none of the Company nor any person "associated" with the Company will have) for a period not less than five years prior to the date hereof been convicted of any crime or is

                                  EXHIBIT 2.1

or has been subject to any disqualification that would be a basis for denial, suspension or revocation of registration of an investment adviser under Section 203(e) of the Advisers Act and, to Seller's Knowledge, there is no reasonable basis for, or proceeding or investigation, whether formal or informal, or whether preliminary or otherwise, that would reasonably be expected to become the basis for, any such disqualification, denial, suspension or revocation.

          (e) Except as set forth in Schedule 2.27(e), Seller has not paid a cash fee, directly or indirectly, to any person who, directly or indirectly, solicits any client or prospective client for, or refers any client or prospective client to, Seller. All cash payments for client solicitations set forth in Schedule 2.27(e) were made in compliance with Rule 206(4)-3 under the Advisers Act.

          2.28 WRAP-FEE PROGRAMS. All "wrap-fee" programs of Seller are and have been conducted in full compliance with Rule 3a-4 under the 1940 Act and all other applicable Law, including all disclosure and delivery requirements applicable to such programs. All disclosure documents and advisory agreements to the "wrap fee" programs for which Seller serves as an adviser or sponsor are set forth in Schedule 2.28.

          2.29 INVESTMENT IN EATON VANCE SHARES. Seller has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in Eaton Vance Common Stock as contemplated by the terms of this Agreement. Seller is an "accredited investor" within the meaning of Rule 501 promulgated under the Securities Act. Seller confirms receipt of the annual report and Forms 10-K, 10-Q and 8-K of Parent for the period beginning November 1, 1999 through and including the date hereof and that Buyer has made available to it the opportunity to ask questions of the officers and management of Parent and to acquire additional information about the business and financial condition of Parent. Seller is acquiring the shares of Eaton Vance Common Stock for investment and not with a view toward or for sale in connection with any distribution thereof in violation of any federal or state securities or "blue sky" law, or with any present intention of distributing or selling such shares in violation of any federal or state securities or "blue sky" law. Seller understands and agrees that the shares of Eaton Vance Common Stock received by it pursuant to this Agreement may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of except in compliance with Section 1.6(a) of this Agreement and with the Unit Holders Agreement. Seller understands and agrees that the shares of Eaton Vance Common Stock received by it pursuant to this Agreement may not be sold, transferred, offered for sale, pledged, hypothecated or otherwise disposed of without registration under the Securities Act, except pursuant to an exemption from such registration available under the Securities Act, and without compliance with state, local and foreign securities laws (in each case to the extent applicable), and that each certificate representing shares of Eaton Vance Common Stock shall bear a legend to such effect.

          2.30 FUND RELATED ISSUES.

          (a) Other than as a subadvisor to the Funds, Seller has not acted as sponsor or advisor to any registered investment company (as defined under the 1940 Act). Each Fund is identified on Schedule 2.30(a). Seller has operated and managed each Fund in compliance with the 1940 Act and its investment objectives, policies, and descriptions, including without limitation those set forth in such Fund's prospectus or statement of additional information of such Fund.

          (b) The materials supplied by Seller or the Company to each Fund Board in connection with the approvals described in Section 6.4 of this Agreement will provide all information necessary in order to satisfy the requirements of
Section 15 of the 1940 Act, and such materials and information  will be complete

                                  EXHIBIT 2.1

in all respects and will not contain any untrue statement of a material fact or omit therefrom a material fact required to be stated therein or necessary to make the statements therein not false or misleading.

          2.31 INVESTMENT COMPANY ADVISORY. Each investment company advisory agreement of Seller (or, as of the Closing Date, of the Company) subject to
Section 15 of the 1940 Act has been duly approved at all times in compliance in all material respects with Section 15 of the 1940 Act and all other applicable Laws. Each such investment company advisory agreement has been performed by Seller (and, as of the Closing Date, will have been performed by the Company) in accordance with the 1940 Act and all other applicable Laws.

     3 REPRESENTATIONS AND WARRANTIES OF BUYER. Buyer represents and warrants to Seller and Specified Shareholders as follows, as of the date hereof and as of the Closing Date:

          3.1 STATUS; AUTHORIZATION, ETC. Buyer is a business trust duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts. Buyer has full power and authority to execute and deliver this Agreement and the Ancillary Agreements to which Buyer shall be a party, to perform its obligations hereunder and thereunder and to consummate the transactions contemplated hereby and thereby. The execution and delivery of this Agreement and the Ancillary Agreements to which Buyer shall be a party, the performance of its obligations hereunder and thereunder, and the consummation of the transactions contemplated hereby and thereby, have been duly authorized by all requisite action of Buyer. Buyer has duly executed and delivered this Agreement and on the Closing Date will have duly executed and delivered the Ancillary Agreements to which it shall be a party. This Agreement constitutes, and each such Ancillary Agreement when so executed and delivered by Buyer will constitute, the legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its respective terms.

          3.2 NO CONFLICTS, ETC. The execution, delivery and performance by Buyer of this Agreement and the Ancillary Agreements to which Buyer is a party, and the consummation of the transactions contemplated hereby and thereby, do not and will not conflict with, contravene, result in a violation or breach of or default under (with or without the giving of notice or the lapse of time, or both), create in any other Person a right or claim of termination, amendment, modification, acceleration or cancellation of, or result in or require the creation of any Lien (or any obligation to create any Lien) on any of the properties or assets of Buyer under (a) any Law applicable to Buyer or any of its properties or assets, (b) any provision of any of the Organizational Documents of Buyer, or (c) any contract, agreement or other instrument to which Buyer is a party or by which its properties or assets may be bound.

          3.3 BROKERS, FINDERS, ETC. Except for the retention of the Person set forth on Schedule 3.3, the fees and expenses of which will be borne by Buyer, all negotiations relating to this Agreement, the Ancillary Agreements and the transactions contemplated hereby and thereby have been carried on without the participation of any Person acting on behalf of Buyer or any of its Affiliates in such manner as to, and the transactions contemplated hereby and thereby will not otherwise, give rise to any valid claim against Seller for any brokerage, financial advisory, investment banker or finder's commission, fee or similar compensation, or for any bonus payable to any officer, director, employee, agent or representative of or consultant or advisor to Buyer upon consummation of the transactions contemplated hereby or thereby.

          3.4 PURCHASE FOR INVESTMENT. Buyer is purchasing the Purchased Units solely for investment, with no present intention to resell the Purchased Units.

                                  EXHIBIT 2.1

Buyer hereby acknowledges that the Purchased Units have not been registered pursuant to the Securities Act, and may not be transferred in the absence of such registration or an exemption therefrom under such Act.

          3.5 STATUTORY DISQUALIFICATION.

          (a) Neither Buyer nor any "affiliated person" thereof, as defined in the 1940 Act, (i) is ineligible pursuant to Section 9(a) of the 1940 Act to serve as an investment adviser to or principal underwriter of a registered investment company or (ii) has engaged or is currently engaging in any of the conduct specified in Section 9(b) of the 1940 Act;

          (b) Neither Buyer nor any "associated person" of Buyer, as defined in the Advisers Act, is subject to any disqualification that, upon the consummation of the transactions contemplated hereby, would be a basis for censure, denial, suspension or revocation of registration of Buyer as an investment adviser under
Section 203(e) of the Advisers Act and there is no reasonable basis for, or proceeding or investigation, whether formal or informal, or whether preliminary or otherwise, that is reasonably likely to form the basis for, any such disqualification, denial, suspension or revocation; and

          (c) Neither Buyer nor any "associated person" of Buyer (i) is subject to a "statutory disqualification," as such terms are defined in the Exchange Act, or (ii) is subject to a disqualification that, upon the consummation of the transactions contemplated hereby, would be a basis for censure, limitations on the activities, functions or operations of, or suspension or revocation of the registration of Buyer as broker-dealer, municipal securities dealer, government securities broker or government securities dealer under Section 15, Section 15B or Section 15C of the Exchange Act and there is no reasonable basis for, or proceeding or investigation, whether formal or informal, or whether preliminary or otherwise, that is reasonably likely to form the basis for, any such censure, limitations, suspension or revocation. No fact relating to Buyer or any "control affiliate" thereof, as defined in Form BD, requires any response in the affirmative to any question in Item 11 of Form BD.

          3.6 SATISFACTION OF CONDITIONS IN SECTION 15(F) OF THE 1940 ACT. Buyer does not have any express or implied understanding, arrangement or intention to impose an unfair burden on any Fund or successor thereto as a result of the transactions contemplated herein.

          3.7 FINANCIAL REPORTS AND SEC DOCUMENTS. Parent's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, and all other reports, registration statements, definitive proxy statements or information statements filed or to be filed by it or any of its Subsidiaries subsequent to October 31, 2000 and prior to the Closing Date under the Securities Act, or under Section 13(a), 13(c), 14 or 15(d) of the Exchange Act, in the form filed or to be filed with the SEC (collectively, Parent's "SEC Documents"), as of the date filed, did not and will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements made therein, in the light of the circumstances under which they were made, not misleading; and each of the balance sheets contained in or incorporated by reference into any such SEC Document (including the related notes and schedules thereto) fairly presents, or will fairly present, the financial position of Parent and its Subsidiaries as of its date, and each of the statements of income and changes in shareholders' equity and cash flows or equivalent statements in such SEC Documents (including any related notes and schedules thereto) fairly presents, or will fairly present, the results of operations, changes in shareholders' equity and changes in cash flows, as the case may be, of Parent and its Subsidiaries for the periods to which they relate, in each case in accordance with generally accepted accounting principles consistently applied during the periods involved, except in each case as may be noted therein, subject to normal, recurring year-end audit adjustments in the case of unaudited statements.

                                  EXHIBIT 2.1

     4 COVENANTS OF SELLER, THE COMPANY AND THE SPECIFIED SHAREHOLDERS.

          4.1 CONDUCT OF BUSINESS. On and after the date hereof to the Closing Date, except as expressly required by this Agreement or the Contribution Agreement or as otherwise expressly consented to by Buyer in writing, Seller and the Specified Shareholders shall (and shall cause the Company and each other Seller Shareholder to):

          (i) carry on the business of Seller in, and only in, the ordinary course of business, in substantially the same manner as heretofore conducted, and use all reasonable efforts to preserve intact its present business organization, keep available the services of its present officers and significant employees, and preserve its relationships with customers, suppliers and others having business dealings with it, to the end that its goodwill and going business shall be in all material respects unimpaired following the Closing;

          (ii) not declare dividends or distributions on, or redeem or repurchase any Units or (except as disclosed in Schedule 4.1(ii)) shares of any class of Seller's capital stock (other than distributions in respect of Taxes payable by shareholders of Seller, which (a) shall be made with Buyer's prior written consent, not to be unreasonably withheld and (b) consent to which shall not be deemed to amend, modify or waive any provision of Section 1.7 hereof), increase any obligations of Seller or the Company with respect to Indebtedness, repay any loans or other amounts outstanding to Seller or any of its Affiliates, make capital expenditures in excess of $10,000 in any case or $25,000 in the aggregate, pay any bonuses or advances against salaries except as set forth on
Schedule 4.1, prepay any accounts payable, delay payment of any trade payables other than in the ordinary course of business, or make any other cash payments other than in the ordinary course of business;

          (iii) maintain all of the tangible Assets and all other tangible properties and assets owned, leased, occupied, operated or used by Seller or the Company in good repair, working order and operating condition subject only to ordinary wear and tear;

          (iv) not transfer, assign, mortgage, pledge, hypothecate, grant any security interest in, or otherwise subject to any other Lien, any of the assets of Seller or the Company;

          (v) use all reasonable efforts to keep in full force and effect insurance comparable in amount and scope of coverage to insurance now carried by Seller or the Company

          (vi) pay accounts payable and other obligations, when they become due and payable, in the ordinary course of business;

          (vii) perform in all material respects all of the obligations under any Contracts, agreements or other instruments relating to or affecting any of the properties and assets of Seller and the Company (including the Assets) or the Business;

          (viii) not enter into or assume any Contract, or, except as disclosed on Schedule 4.1(viii), enter into or permit any amendment, supplement, waiver or other modification in respect thereof, except for such Contracts and amendments, supplements, waivers and modifications thereof that, individually and in the aggregate, are not material to Seller or the Company and that are entered into, assumed or permitted in the ordinary course of business and following prior notice to and consultation with Buyer;

                                  EXHIBIT 2.1

          (ix) maintain the books of account and records of Seller and the Company in the usual, regular and ordinary manner consistent with past policies and practice;

          (x) comply in all material respects with all Laws applicable to Seller or the Company or any of their properties, assets or business;

          (xi) not compromise, settle, grant any waiver or release relating to or otherwise adjust any Litigation;

          (xii) not cause or permit any amendment, supplement, waiver or modification to or of any of its Organizational Documents;

          (xiii) use all reasonable efforts to maintain the good standing of each of Seller and the Company in their respective states of organization and in the jurisdictions in which they are qualified to do business as a foreign corporation and to maintain all Governmental Approvals and other Consents necessary for, or otherwise material to, the Business;

          (xiv) not merge or consolidate with, or agree to merge or consolidate with, or purchase substantially all of the assets of, or otherwise acquire, any business, business organization or division thereof, or any other Person;

          (xv) not take any action or omit to take any action, which action or omission would result in a breach of any of the representations and warranties set forth in Section 2;

          (xvi) promptly advise Buyer in writing of any event, occurrence, fact, condition, change, development or effect that, individually or in the aggregate, could have or result in a Material Adverse Effect or a breach of this Section 4.1;

          (xvii) not agree or otherwise commit to take any of the actions described in the foregoing paragraphs (i) through (xiv); and

          (xviii) conduct all Tax affairs relating to Seller and the Company only in the ordinary course of business, in substantially the same manner as heretofore conducted and in good faith in substantially the same manner as such affairs would have been conducted if this Agreement had not been entered into.

          4.2 NO SOLICITATION. During the term of this Agreement, Seller and the Specified Shareholders shall not, and shall cause each other, each Representative of any of them, the Company and each other Seller Shareholder not to, (a) directly or indirectly solicit or encourage any inquiries or proposals for, or enter into or continue any discussions with respect to, the acquisition by any Person of any Units or any shares of the capital stock of Seller or any other securities of Seller or the Company, or all or substantially all of the Business or of the assets of Seller or the Company (an "Acquisition Transaction"), or (b) furnish or permit to be furnished any non-public information concerning Seller or the Company or their business and operations to any Person (other than Buyer and its Representatives), other than information furnished in the ordinary course of business after prior written notice to and consultation with Buyer. Seller shall promptly notify Buyer of any inquiry or proposal received by Seller, the Company, any Shareholder or any Representative of any of them with respect to any such Acquisition Transaction. Seller and the Specified Shareholders shall immediately cease and cause to be terminated any

                                  EXHIBIT 2.1

existing activities, discussions or negotiations, whether involving the Company, themselves or any Representative, with any Person other than Buyer in respect of any Acquisition Transaction.

          4.3 ACCESS AND INFORMATION. Seller and the Specified Shareholders shall, and shall cause each other, each Representative of any of them, the Company and each other Seller Shareholder to, give Buyer and its Representatives, full access during reasonable business hours to all of such Person's respective properties, assets, books, contracts, commitments, reports and records relating to Seller and the Company, and furnish to them all such documents, records and information with respect to the properties, assets and business of Seller and the Company and copies of any work papers relating thereto as Buyer shall from time to time reasonably request. In addition, Seller and Shareholders shall (and shall cause each other, the Company and the Representatives of or to any of them to) permit Buyer and its Representatives reasonable access during reasonable business hours to Seller and its lenders, customers and suppliers, other Persons with whom Seller does or has done business, and other Representatives or other personnel of Seller and the Company, as may be necessary or useful to Buyer in its judgment in connection with its review of the properties, assets and business of Seller and the Company and the above-mentioned documents, records and information. Seller and
Shareholders shall (and shall cause each other, the Company and the Representatives of or to any of them to) keep Buyer generally informed as to the affairs of the Business.

          4.4 SUBSEQUENT FINANCIAL STATEMENTS AND REPORTS; FILINGS.

          (a) Subsequent Financial Statements and Reports. From the date hereof to and including the Closing Date, the Seller shall (i) provide to the Buyer a report, promptly after the 15th and last day of each month, of aggregate assets under management as of such day and of aggregate annualized revenues represented by clients and customers who have consented to the Contemplated Transactions and have not terminated their relationships with the Seller and (ii) timely prepare, and promptly deliver to the Buyer, monthly financial statements, to be in scope and detail consistent with such monthly financial statements as historically distributed to Seller's senior management and as previously delivered to Buyer. Each such financial statement shall present fairly the financial position, assets and liabilities of Seller and the Company as at the date thereof and the results of its operations and its cash flows for the period then ended, in accordance with accounting policies and procedures consistent with those historically used by Seller and the Company in the preparation of such monthly financial statements.

          (b) Governmental Filings. From the date hereof to and including the Closing Date, Seller, the Company and the Specified Shareholders shall timely file, or cause to be timely filed, and concurrently deliver to Buyer, copies of each registration, report, statement, notice or other filing requested or required to be filed by any member of Seller and the Company with the Commission or any other Governmental Authority under the Exchange Act, the Securities Act or any other applicable Law. All such registrations, reports, statements, notices and other filings shall comply with applicable Law. As of their respective dates, none of such registrations, reports, statements, notices or other filings shall contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

          (c) Form ADV of the Company. Seller and the Specified Shareholders shall, and shall cause the Company and each other Seller Shareholder to, file (in each case in manner coordinated with Buyer ), or shall assist Buyer in

                                  EXHIBIT 2.1

filing, within thirty (30) days of the transfer of all or substantially all of the Seller's assets to the Company (i) a new application for investment adviser registration on Form ADV with the SEC and any state securities commissions on behalf of the Company; (ii) a notice of withdrawal from registration as an investment adviser on Form ADV-W with the SEC and any state securities commissions on behalf of the Seller; and (iii) any other schedules or filings in connection therewith as required by the SEC or applicable securities laws.

          4.5 PUBLIC ANNOUNCEMENTS. Except as required by applicable Law, Seller and the Specified Shareholders shall not (and shall cause each other, each Representative of any of them, the Company, and each other Seller Shareholder not to) make any public announcement in respect of this Agreement, the Ancillary Agreements or the transactions contemplated hereby or thereby without the prior written consent of Buyer.

          4.6 FURTHER ACTIONS. (a) Seller and the Specified Shareholders shall, and prior to Closing shall cause the Company and each other Seller Shareholder to, use all reasonable efforts to take or cause to be taken all actions, and to do or cause to be done all other things, necessary, proper or advisable in order for each to fulfill and perform its obligations in respect of this Agreement and the Ancillary Agreements to which it is a party, or otherwise to consummate and make effective the transactions contemplated hereby and thereby.

          (b) Seller and the Specified Shareholders shall, and prior to Closing shall cause the Company and each other Seller Shareholder to, (i) make, or cause to be made, all filings and submissions (including but not limited to under the HSR Act) required under any Law applicable to any of them, and give such reasonable undertakings as may be required in connection therewith, and (ii) use all reasonable efforts to obtain or make, or cause to be obtained or made, all Governmental Approvals and Consents necessary to be obtained or made by Seller, the Company and the Shareholders, in each case in connection with this Agreement or the Ancillary Agreements or the consummation of the Contemplated Transactions.

          (c) Seller and the Specified Shareholders shall, and prior to Closing shall cause the Company and each other shareholder of Seller to, coordinate and cooperate with Buyer in exchanging such information and supplying such reasonable assistance as may be reasonably requested by Buyer in connection with the filings and other actions contemplated by Section 5.2.

          (d) At all times prior to the Closing Date, Seller and the Specified Shareholders shall promptly notify Buyer in writing of any fact, condition, event or occurrence that could result in the failure of any of the conditions contained in Sections 7.1 and 7.2 to be satisfied, promptly upon becoming aware of the same.

          (e) If any third party whose Consent is required to transfer the benefit of any Contract or Governmental Approval to Buyer (the "Rights") does not consent to such transfer, Seller shall, at the request of Buyer and to the extent permitted by Law, enforce, use, carry out and comply with such Right against such Person as agent of Buyer, at Buyer's cost and expense and for Buyer's exclusive benefit.

          4.7 FURTHER ASSURANCES. Following the Closing Date, Seller and the Specified Shareholders shall, and shall cause each other Seller Shareholder to, from time to time, execute and deliver such additional instruments, documents, conveyances or assurances and take such other actions as shall be necessary, or otherwise reasonably be requested by Buyer, to confirm and assure the rights and

                                  EXHIBIT 2.1

obligations provided for in this Agreement and the Ancillary Agreements and render effective the consummation of the transactions contemplated hereby and thereby, or otherwise to carry out the intent and purposes of this Agreement (which include the transfer to Buyer of the ownership and intended related benefits of the business of Seller and the Company).

          4.8 INSURANCE. (a) In the event that, after the Closing, Buyer or any of its Affiliates (including but not limited to any member of Seller and the Company or any successor thereto) shall suffer any loss, arising out of a third party claim or otherwise, that Buyer in good faith notifies Seller would be covered by any insurance policy maintained by or for the benefit of Seller or any Specified Shareholder or other Seller Shareholder (an "Insured Claim"), Seller and the Specified Shareholders shall, and shall cause each other Seller Shareholder to, present and diligently prosecute a claim for payment under such policy in respect of such loss, and pay to Buyer the proceeds of such claim under such policy as reimbursement in respect of the amount of such loss, subject to the provisions of this Section 4.8.

          (b) Seller and the Specified Shareholders shall not be obligated to present or prosecute any claim under any such insurance policy with respect to any Insured Claim unless (i) such Insured Claim is based upon bodily injury, property damage, wrongful or other acts or another condition or event that arose or occurred (as determined under the applicable insurance policy) prior to the Closing and (ii) Buyer or the relevant Affiliate of Buyer cooperates fully at its expense with Seller's or such Specified Shareholder's (as the case may be) insurers in the investigation of such Insured Claim and (in the case of any Insured Claim arising out of a third party claim) the defense thereof.

          (c) The amount of proceeds of any such insurance claim to be paid over to Buyer shall be limited to the amount actually received by Seller and the Specified Shareholders from their insurers with respect to such claim (net of any self-insured retention amount, deductible amount, or other amount that Seller and the Specified Shareholders are required to reimburse their insurers under their contractual agreements with them, in each case with respect to such claim), minus the aggregate amount of all reasonable out-of-pocket expenses incurred by Seller and the Specified Shareholders in presenting and prosecuting such claim (to the extent not paid or reimbursed by its insurers). Buyer shall reimburse Seller and the Specified Shareholders, upon written demand by Seller and Shareholders (accompanied by evidence reasonably satisfactory to Buyer), for such amount as Seller and the Specified Shareholders are required to pay and does pay by way of retrospective premium adjustment in respect of such insurance policy on account of any payment by the insurer thereunder in respect of such claim.

          (d) Nothing contained in this Section 4.8 shall require any member of Seller or any Specified Shareholder to keep in force and effect after the Closing any insurance coverage in effect at the time of the Closing. Seller and the Specified Shareholders shall give Buyer (i) 30 days' prior written notice before any of them terminates any insurance coverage in effect at the time of the Closing and applicable to Seller or the Company and (ii) prompt written notice in the event that any of them receives notice from the insurer providing such coverage that such coverage is being cancelled or is not being renewed.

                                  EXHIBIT 2.1

          4.9 MANAGED ACCOUNTS CONSENTS. As promptly as practicable after the execution of this Agreement, Seller shall cause each Client of the Business to be informed of the Contemplated Transactions and shall request that the Client provide the respective Client consent to the Contemplated Transactions. In order to be treated as a Client Consent received for purposes of Section 1.7, a consent under this Section 4.9 must (i) if a Client Consent described in clause
(a) of the definition thereof, be given in writing by the respective Client or customer and received, (ii) if a Client Consent described in clause (b) of the definition thereof, be executed in writing by the respective Client and received, and (iii) if a Client Consent described in clause (c) of the definition thereof, have had the requisite period since notice pass without objection, in each case prior to the applicable dates set forth in such sections.

          4.10 USE OF FOX NAME. At or prior to Closing, Seller shall change its name to a name bearing no resemblance to the name "Fox Asset Management, Inc." or any derivative thereof.

     5 COVENANTS OF BUYER.

          5.1 PUBLIC ANNOUNCEMENTS. Prior to the Closing, except as required by any applicable Law, Buyer shall not, and shall not permit any of its Affiliates to, make any public announcement in respect of this Agreement, the Ancillary Agreements or the transactions contemplated hereby or thereby without the prior written consent of Seller.

          5.2 FURTHER ACTIONS. (a) Buyer shall use all reasonable efforts to take or cause to be taken all actions, and to do or cause to be done all other things, necessary, proper or advisable in order for Buyer to fulfill and perform its obligations in respect of this Agreement and the Ancillary Agreements to which it is a party, or otherwise to consummate and make effective the transactions contemplated hereby and thereby.

          (b) Buyer shall, as promptly as practicable, (i) make, or cause to be made, all filings and submissions (including but not limited to under the HSR
Act) required under any Law applicable to Buyer, and give such reasonable undertakings as may be required in connection therewith, and (ii) use all reasonable efforts to obtain or make, or cause to be obtained or made, all Governmental Approvals and Consents necessary to be obtained or made by Buyer, in each case in connection with this Agreement or the Ancillary Agreements, the sale and transfer of the Purchased Units pursuant hereto, or the consummation of the other transactions contemplated hereby or thereby.

          (c) Buyer shall coordinate and cooperate with Seller in exchanging such information and supplying such reasonable assistance as may be reasonably requested by Seller in connection with the filings and other actions contemplated by Section 4.6.

          (d) At all times prior to the Closing Date, Buyer shall promptly notify Seller in writing of any fact, condition, event or occurrence that could reasonably be expected to result in the failure of any of the conditions contained in Sections 7.1 and 7.3 to be satisfied, promptly upon becoming aware of the same.

          5.3 SECTION 15(F) OF THE 1940 ACT.

          (a) Buyer acknowledges that each of Seller, the Company and the Shareholders have entered into this Agreement in reliance upon their belief that the transactions contemplated by this Agreement qualify for the benefits and protections provided by Section 15(f) of the 1940 Act. Buyer will not take, and

                                  EXHIBIT 2.1

will use reasonable best efforts to cause its Affiliates not to take, any action not contemplated by this Agreement that would have the effect, directly or indirectly, of causing the requirements of any of the provisions of Section 15(f) of the 1940 Act not to be met in respect of this Agreement and the transactions contemplated hereunder. In that regard, Buyer will conduct its business and will use its reasonable best efforts to cause each of its Affiliates to conduct its business, so as to enable, insofar as within the control of Buyer or its Affiliates (i) for a period of three years after the Closing, at least 75% of the members of the board of each Fund not to be (A) "interested persons" of the investment adviser of the Funds after the Closing, or (B) "interested persons" of the Shareholders, and (ii) for a period of two years after the Closing, there will not be imposed on the Funds an "unfair burden" as a result of the transactions contemplated hereby, or any terms, conditions or understandings applicable thereto; provided, however, that if Buyer or any of its Affiliates will have obtained an order from the SEC exempting it from the provisions of Section 15(f), while still maintaining the "safe harbor" provided by Section 15(f), then this covenant will be deemed to be modified to the extent necessary to permit Buyer and its Affiliates to act in a manner consistent with such SEC exemptive order.

          (b) For a period of three years from the Closing, Buyer will not, and will use reasonable best efforts to cause its Affiliates not to, voluntarily engage in any transaction that would constitute an "assignment" of the investment advisory agreements between Buyer or any Affiliate of the Buyer and the Funds (or the successors thereto), without first obtaining a covenant in all material respects the same as that contained in this Section 6.3.

          (c) The terms used in quotations in this Section 5.3 will have the meanings set forth in Sections 2(a)(4), 2(a)(19) and 15(f) of the 1940 Act.

     6 COVENANTS OF BUYER, SELLER, AND THE SHAREHOLDERS.

          6.1 TAXES.

          (a) Allocation of Purchase Price. Buyer, the Company, Seller and the Shareholders agree to allocate the Purchase Price and liabilities of the Company (plus other relevant items) to the assets of the Company for all purposes (including Tax and financial accounting) in accordance with an allocation schedule to be prepared by Buyer (the "Allocation Schedule"). Such Allocation Schedule shall be prepared by Buyer in accordance with applicable provisions of the Code as soon as is reasonably practicable after delivery to Seller of the Closing Date Balance Sheet, and shall be prepared in consultation with and be subject to the written approval of Seller, which approval shall not be unreasonably withheld. Buyer, the Company, Seller, and Shareholders shall file all Tax Returns (including amended returns and claims for refund) and information reports in a manner consistent with the allocation set forth on the Allocation Schedule.

          (b)  Tax  Audits.   Buyer  shall   promptly   notify  Seller  and  the
Shareholders in writing within ten days from its receipt of notice of any pending or threatened Tax audits or assessments with respect to the Company or Buyer or any of their Affiliates, that may affect the Tax liabilities of the Company for taxable periods ending on or prior to the Closing Date. Buyer shall have the right to represent the interests of the Company in any such Tax audit or administrative or court proceeding. Buyer, the Company, Seller and the Shareholders shall cooperate with respect to any Tax audit or administrative or court proceeding relating to Taxes referred to in this Section 6.1(b), provided, that such cooperation shall not unreasonably interfere with the conduct of the business of the parties.

          (c) Transaction-Related Taxes. All sales and transfer Taxes (including stock transfer Taxes, if any) incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by Seller and the Shareholders,

                                  EXHIBIT 2.1

and Seller and the Shareholders shall, at their own expense, file or prepare for filing all necessary Tax Returns and other documentation with respect to all such sales or transfer Taxes and, if required by applicable law or if necessary to secure any applicable exemption, Buyer shall join in the execution of any such Tax Returns or other documentation.

          (d) Tax Indemnification. Seller and the Specified Shareholders shall pay, indemnify, defend and hold harmless Buyer and the Company (the "Tax Indemnitees") against all Taxes attributable to Seller or the Company with respect to any taxable period, or portion thereof, ending on or prior to the Closing Date. Notwithstanding any other provision of this Agreement, the obligation of Shareholders to indemnify and hold harmless the Tax Indemnitees from taxes under this Section 6.1(d) shall begin on the Closing Date and end
(90) days following the expiration of the relevant limitations period applicable to the assessment and collection of any Taxes for and against which the Tax Indemnitees are indemnified and held harmless by Seller and Shareholders hereunder, to the extent that a claim for indemnity hereunder has not theretofore been made in writing.

          6.2 Transitional Arrangements. Promptly following the execution of this Agreement, representatives of Seller and the Shareholders shall, at the request of Buyer, meet with representatives of Buyer, at such times as may be reasonable, to coordinate the transition of the Business as contemplated by this Agreement and to coordinate the handling of such other matters as Seller, Shareholders and Buyer consider appropriate.

          6.3 EATON VANCE STOCK OPTIONS.

          (a) 2001 Options. At Closing, Buyer shall cause Parent to grant to each person set forth on Exhibit C hereto, subject to the terms and conditions of the Eaton Vance 1998 Stock Option Plan and to a Stock Option Agreement in substantially the form of Exhibit D hereto, the option to purchase shares of Eaton Vance Common Stock from Parent at an exercise price equal to the closing price of Eaton Vance Common Stock on the NYSE on the Closing Date (or, if the NYSE is not open for trading on the Closing Date, the trading date immediately following the Closing Date) (each, a "2001 Option"). Each 2001 Option shall vest in 20% increments on each of the first five anniversaries of the Closing Date, and shall expire on the tenth anniversary of the Closing Date. To the greatest extent legally permissible, the options granted to each person pursuant to this Section shall be incentive stock options. The aggregate number of shares of Eaton Vance Common Stock to be subject to the 2001 Options shall equal $2,500,000 divided by the closing price of Eaton Vance Common Stock on the NYSE on the Closing Date, and shall be allocated among the persons listed on Exhibit C hereto in accordance with the percentages set forth next to the name of each.

          (b) Additional Options. At Closing, Buyer shall cause Parent to grant to each person set forth on Exhibit E hereto, subject to the terms and conditions of the Eaton Vance 1998 Stock Option Plan and a Stock Option Agreement in substantially the form of Exhibit F hereto, the option to purchase shares of Eaton Vance Common Stock from Parent at an exercise price equal to the closing price of Eaton Vance Common Stock on the NYSE on the Closing Date (or, if the NYSE is not open for trading on the Closing Date, the trading date immediately following the Closing Date) (each, an "Additional Option" and, together with the 2001 Options, the "Eaton Vance Stock Options"). Each Additional Option shall vest in 20% increments on each of the third through seventh anniversaries of the Closing Date, and shall expire on the tenth anniversary of the Closing Date. To the greatest extent legally permissible, the options granted to each person pursuant to this Section shall be incentive stock options. The aggregate number of shares of Eaton Vance Common Stock to be subject to the Additional Options shall equal $1,500,000 divided by the closing

                                  EXHIBIT 2.1

price of Eaton Vance Common Stock on the NYSE on the Closing Date, and shall be allocated among the persons listed on Exhibit E hereto in accordance with the percentages set forth next to the name of each.

          (c) Certain Future Options. Prior to the third anniversary of the Closing Date, Buyer shall cause Parent to grant to such employees of the Company as the Company may determine options to purchase an aggregate number of shares of Eaton Vance Common Stock having an aggregate exercise price equal to $500,000. The exercise price in respect of each share of Eaton Vance Common Stock subject to any such post-Closing option grant shall be the closing price of Eaton Vance Common Stock on the date of the respective grant. Each option granted pursuant to this Section 6.3(c) shall be subject to the terms and conditions of the Eaton Vance 1998 Stock Option Plan or the successor plan thereto and to the terms and conditions of Parent's stock option agreement thereunder, and shall contain such terms as to vesting set forth therein or otherwise as the Parent and the Company may agree. To the greatest extent legally permissible, the options granted to each employee pursuant to this Section shall be incentive stock options.

          6.4 BOARD AND SHAREHOLDER APPROVALS; SEC FILINGS.

          (a) In connection with any Fund Shareholder Approval required to be obtained under the 1940 Act and/or the respective Advisory Agreement, Seller shall use all commercially reasonable efforts to cause each Fund to prepare, file and distribute the necessary proxy statements, as soon as reasonably practicable after the date of this Agreement. In connection with such proxy statements, Seller, the Specified Shareholders, the Company and Buyer shall cooperate with each other and with the boards of directors, trustees or comparable governing bodies of each Fund, including providing such information as may be reasonably requested for inclusion in such proxy statements.

          (b) Prior to the earlier of the Closing Date or the termination of this Agreement, Seller, the Company and Buyer shall cooperate with each other and each shall endeavor in good faith to cause each Fund to file supplements, revised prospectuses or post-effective amendments to that Fund's registration statement on Form N-1A or S-6, as appropriate, which supplements, revised prospectuses or amendments shall reflect changes as necessary in that Fund's affairs as a consequence of the Contemplated Transactions, and shall cooperate with one another in causing each Fund to prepare and make any other filing necessary to satisfy disclosure requirements to enable the public distribution of the shares of beneficial interest of that Fund to continue unabated after the Closing.

          (c) Seller, the Company and each Specified Shareholder covenant that any information or data provided by any of them that describes Seller, the Company, the Funds or their Affiliates or any of their business operations or plans for inclusion in any filings with the SEC or the NASD or any other regulatory body after the date of this Agreement (which will include all information with respect to changes in the Funds' affairs as a consequence of the transactions pursuant to this Agreement) will not contain, at the time any such filings become effective or are furnished to the Funds' shareholders or to the SEC or the NASD or any other regulatory body, any untrue statement of material fact or omit to state any material fact required to be stated therein, or necessary in order to make the statements made therein not misleading in the light of the circumstances under which they are made.

          (d) Buyer covenants that any information or data provided by it that describes Buyer or its Affiliates for inclusion in any filings with the SEC or the NASD or any other regulatory body after the date of this Agreement (which will include all information with respect to changes in the Funds' affairs as a consequence of the transactions pursuant to this Agreement) will not contain, at the time any such filings become effective or are furnished to the Funds' shareholders or to the SEC or the NASD or any other regulatory body, any untrue

                                  EXHIBIT 2.1

statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein not misleading in the light of the circumstances under which they were made.

          (e) All costs and expenses relating to filings on behalf of the Funds or solicitations of the shareholders of the Funds, including, but not limited to legal, printing, and mailing expenses, not paid by the Funds shall be paid by Seller and the Specified Shareholders.

          6.5 PARTNERSHIPS. Seller shall not, and the Specified Shareholders shall cause Seller not to, withdraw from any Partnership any amounts in respect of Seller's capital accounts in such Partnerships or other investments therein. Buyer may elect, at any time prior to the third business day prior to the Closing Date, to notify Seller that it does not desire for Seller's interest in the Partnerships to be contributed to the Company, in which case such interests shall be treated as Retained Assets under the Contribution Agreement; provided, that Buyer may elect to require Seller to cause any or all Partnerships to enter into advisory agreements with the Company for services, and at fees, comparable to those currently provided.

     7 CONDITIONS PRECEDENT.

          7.1 CONDITIONS TO OBLIGATIONS OF EACH PARTY. The obligations of Seller, the Shareholders, the Company and Buyer to consummate the transactions contemplated hereby shall be subject to the fulfillment on or prior to the Closing Date of the following conditions:

          (a) No Injunction, etc. Consummation of the transactions contemplated hereby or by the Ancillary Agreements shall not have been restrained, enjoined or otherwise prohibited or made illegal by any applicable Law, including any order, injunction, decree or judgment of any court or other Governmental Authority; and no such Law that would have such an effect shall have been promulgated, entered, issued or determined by any court or other Governmental Authority to be applicable to this Agreement or the Ancillary Agreements. No action or proceeding shall be pending or threatened by any Governmental Authority or other Person on the Closing Date before any court or other Governmental Authority to restrain, enjoin or otherwise prevent the consummation of the transactions contemplated hereby or by the Ancillary Agreements, or to recover any material damages or obtain other material relief as a result of such transactions, or that otherwise relates to the application of any such Law.

          7.2 CONDITIONS TO OBLIGATIONS OF BUYER. The obligations of Buyer to consummate the transactions contemplated hereby shall be subject to the fulfillment on or prior to the Closing Date of the following additional conditions, which Seller, the Company and the Specified Shareholders agree to use reasonable efforts to cause to be fulfilled:

          (a) Representations, Performance. (i) The representations and warranties of Seller, the Company and the Specified Shareholders contained in
Section 2 or in any Ancillary Agreement (i) shall be true and correct in all material respects at and as of the date hereof, and (ii) shall be repeated and shall be true and correct in all material respects on and as of the Closing Date with the same effect as though made on and as of the Closing Date.

          (ii) Seller, the Company and Specified Shareholders shall have in all material respects duly performed and complied with all agreements, covenants and conditions required by this Agreement to be performed or complied with by Seller prior to or on the Closing Date.

                                  EXHIBIT 2.1

          (iii) Seller, the Company and the Specified Shareholders shall have delivered to Buyer a certificate, dated the Closing Date and executed by (X) an authorized officer of Seller, (Y) an authorized officer of the Company, and (Z) each Specified Shareholder, to the effect set forth above in this Section 7.2.

          (b) Delivery of Purchased Units. At the Closing Seller shall have delivered all of the certificates for the Purchased Units as provided in Section 1.2.

          (c) Consents. All Governmental Approvals and Consents required to be made or obtained by Seller in connection with the execution and delivery of this Agreement and the Ancillary Agreements or the consummation of the transactions contemplated hereby or thereby shall have been made or obtained, except for Consents (other than Governmental Approvals) the failure of which to be made or obtained, individually and in the aggregate, could not have or result in a Material Adverse Effect, or materially impair the ability of Seller or any Seller Shareholder to perform its respective obligations hereunder and under the Ancillary Agreements or the ability of Buyer, following the Closing, to continue to conduct the Business. Complete and correct copies of all such Governmental Approvals and Consents shall have been delivered to Buyer.

          (d) Licenses. Seller and the Company shall have received the licenses in form and substance satisfactory to Buyer, in respect of Intellectual Property under licenses specified or required to be specified in Schedule 2.13(b) or (c).

          (e) Resignation of Directors. All directors, managers and officers of the Company not provided for through the Employment Agreements and whose resignations shall have been requested by the Buyer not less than five (5) days prior to the Closing Date shall have submitted their resignations or been removed from office effective as of the Closing Date.

          (f) FIRPTA Certificate. Seller shall have delivered to Buyer a certificate, as contemplated under and meeting the requirements of section 1.1445-2(b)(2)(i) of the Treasury Regulations, to the effect that Seller is not a foreign person within the meaning of the Code and applicable Treasury Regulations.

          (g) Contribution Agreement. Seller and the Company shall have duly executed and delivered the Contribution Agreement.

          (h) Employment Agreements. Each Person designated on Exhibit G hereto shall have executed and delivered their respective Employment Agreement with the Company in substantially the form of the Employment Agreement attached as Exhibit H hereto (collectively, the "Employment Agreements").

          (i) Stock Option Agreements. Each Person designated on Exhibits C and E hereto shall have executed and delivered their respective Stock Option Agreement.

          (j) Registration Rights Agreement. Seller shall have executed and delivered the Registration Rights Agreement, and each Seller Shareholder shall have executed and delivered a joinder thereto.

          (k) Company Operating Agreement. Seller shall have executed and delivered the Company Operating Agreement.

                                  EXHIBIT 2.1

          (l) Unit Holders Agreement. Seller and the Company and each Seller Shareholder shall have executed and delivered the Unit Holders Agreement.

          (m) Noncompetition Agreements. Seller and each other Person designated on Schedule 7.2(m) shall have executed and delivered a Noncompetition Agreement in substantially the form attached as Exhibit I, with such additional or modified terms as are set forth on Schedule 7.2(m).

          (n) Ancillary Agreements. Each other Ancillary Agreement shall have been executed and delivered by Seller, the Company and each Seller Shareholder designated a party thereto, and shall be satisfactory in form and substance to Buyer in its reasonable judgment.

          (o) Opinion of Counsel. Buyer shall have received an opinion, addressed to it and dated the Closing Date, from Greenbaum, Rowe, Smith, Ravin, Davis & Himmel LLP, as to the matters set forth in Exhibit J and as to such other matters as may be reasonably requested by Buyer, in form and substance satisfactory to Buyer.

          (p) Client Consents. The Company shall have received Client Consents from Clients representing aggregate annualized fee revenues that are at least equal to 80% of Expected Annualized Fee Revenues (excluding, for such purposes, Clients who were not Clients of Seller at June 30, 2001.

          (q) Real Estate Matters. Buyer shall have received a current estoppel certificate from the landlord under each Lease certifying to Buyer (i) that such Lease has not been amended, modified or supplemented and is in full force and effect, (ii) that all rent and other sums and charges payable under such Lease are current and setting forth the date through which such payments have been made, (iii) the amount of any security or other similar deposit held by the landlord, (iv) that no notice of default or termination under such Lease is outstanding, (v) that to the best of the landlord's knowledge, no uncured default or termination event exists under such Lease and no event has occurred or condition exists which, with the giving of notice or the lapse of time or both, would constitute a default or termination event, (vi) that the consummation of the transactions herein provided for shall not constitute a default under such Lease or grounds for the termination thereof or for the exercise of any other right or remedy adverse to the interests of the tenant thereunder, and (vii) as to such other matters as Buyer may reasonably request. Each estoppel certificate shall otherwise be in form satisfactory to Buyer in its reasonable judgment.

                                  EXHIBIT 2.1

          (r) Corporate and Other Proceedings. All corporate, partnership and other proceedings of Seller, the Company and the shareholders of Seller in connection with the Contemplated Transactions, and all documents and instruments incident thereto, shall be satisfactory in form and substance to the buyer and its counsel in their reasonable judgment, and Buyer and its counsel shall have received all such documents and instruments, or copies thereof, certified if requested, as may be reasonably requested.

          7.3 CONDITIONS TO OBLIGATIONS OF SELLER, THE COMPANY AND THE SPECIFIED SHAREHOLDERS. The obligation of Seller, the Company and the Specified Shareholders to consummate the transactions contemplated hereby shall be subject to the fulfillment, on or prior to the Closing Date, of the following additional conditions, which Buyer agrees to use reasonable efforts to cause to be fulfilled:

          (a) Representations, Performance, etc. (i) The representations and warranties of Buyer contained in Section 3 (x) shall be true and correct in all material respects at and as of the date hereof and (y) shall be repeated and shall be true and correct in all material respects on and as of the Closing Date with the same effect as though made at and as of such time.

          (ii) Buyer shall have in all material respects duly performed and complied with all agreements, covenants and conditions required by this Agreement to be performed or complied with by them prior to or on the Closing Date.

          (iii) Buyer shall have delivered to Seller a certificate dated the Closing Date and signed by an authorized officer of Buyer to the effect set forth above in this Section 7.3.

          (b) Corporate Proceedings. All corporate proceedings of Buyer in connection with the Contemplated Transactions, and all documents and instruments incident thereto, shall be satisfactory in form and substance to Seller, the Specified Shareholders and their counsel in their reasonable judgment, and Seller and the Specified Shareholders and their counsel shall have received all such documents and instruments, or copies thereof, certified if requested, as may be reasonably requested.

          (c) Employment Agreements. Buyer shall have executed and delivered the Employment Agreements.

          (d) Stock Option Agreements. Parent shall have executed and delivered the Stock Option Agreements.

          (e) Registration Rights Agreement. Parent shall have executed and delivered the Registration Rights Agreement.

          (f) Company Operating Agreement. Buyer shall have executed and delivered the Company Operating Agreement.

          (g) Unit Holders Agreement. Buyer shall have executed and delivered the Unit Holders Agreement.

                                  EXHIBIT 2.1

     8 TERMINATION.

          8.1 TERMINATION. This Agreement may be terminated at any time prior to the Closing Date:

          (a) By the written agreement of Buyer and Seller;

          (b) By Seller or Buyer by written notice to the other party after 5:00 p.m. New York City time on October 31, 2001, if the transactions contemplated hereby shall not have been consummated pursuant hereto, unless (i) such date is extended by the mutual written consent of Seller and Buyer or (ii) the failure to consummate the transactions contemplated hereby by such date shall be due to the breach by the terminating party of any of its representations, warranties or covenants in this Agreement or any Ancillary Agreement; or

          (c) By either Buyer or Seller by written notice to the other party if:

          (i) the representations and warranties of the other party shall not be true and correct in all material respects at and as of the date when made, or shall not be true and correct in all material respects as of the Closing Date as though made on and as of such date (provided, that if any such breach is capable of being cured it shall not be grounds for termination hereunder unless it shall not have been cured within ten days following notice of such breach),

          (ii) the other party shall (and the terminating party shall not) have failed to perform and comply with, in all material respects, all agreements, covenants and conditions hereby required to have been performed or complied with by such party prior to the time of such termination, and such failure shall not have been cured within fifteen days following notice of such failure, or

          (iii) any event, shall occur or exist that otherwise shall have made it impossible to satisfy a condition precedent to the terminating party's obligations to consummate the Contemplated Transactions prior to October 31, 2001, unless the occurrence or existence of such event, fact or condition shall be due to the failure of the terminating party to perform or comply with any of the agreements, covenants or conditions hereof to be performed or complied with by such party prior to the Closing.

          8.2 EFFECT OF TERMINATION. In the event of the termination of this Agreement pursuant to the provisions of Section 8.1, this Agreement shall become void and have no effect, without any liability to any Person in respect hereof or of the transactions contemplated hereby on the part of any party hereto, or any of its directors, officers, Representatives, stockholders or Affiliates, except as specified in Sections 6.3 and 11.1 and except for any liability resulting from such party's willful or intentional material breach of this Agreement.

     9 INDEMNIFICATION.

          9.1 INDEMNIFICATION BY SELLER AND THE SPECIFIED SHAREHOLDERS.

          (a) Seller and the Specified Shareholders (and, if Closing shall not have occurred, the Company) jointly and severally covenant and agree to defend, indemnify and hold harmless each of Buyer and its Affiliates (including, after Closing, the Company) and their respective officers, directors, employees,

                                  EXHIBIT 2.1

agents, advisers and representatives (collectively, the "Buyer Indemnitees") from and against, and pay or reimburse Buyer Indemnitees for, any and all claims, demands, liabilities, obligations, losses, fines, costs, expenses, royalties, Litigation, deficiencies or damages (whether absolute, accrued, conditional or otherwise and whether or not resulting from third party claims), including interest and penalties with respect thereto and out-of-pocket expenses and reasonable attorneys' and accountants' fees and expenses incurred in the investigation or defense of any of the same or in asserting, preserving or enforcing any of their respective rights hereunder (collectively, "Losses"), resulting from or arising out of:

          (i) any inaccuracy (determined in accordance with the final sentence of this Section 9.1(a))of any representation or warranty when made or deemed made by Seller or any Specified Shareholder herein or in connection herewith or therewith;

          (ii) any failure of Seller or any Specified Shareholder to perform any covenant or agreement hereunder or fulfill any other obligation in respect hereof or thereof; and

          (iii)  any  Excluded   Liability  (as  defined  in  the   Contribution
Agreement).

          (b) Except for inaccuracies in the representations and warranties contained in Sections 2.1, 2.2, 2.4, 2.9 and 6.1, Seller and the Specified Shareholders shall not be required to indemnify Buyer Indemnitees with respect to any claim for indemnification pursuant to clauses (i) or (ii) of Section 9.1(a), unless and until the aggregate amount of all claims against Seller under this Section 9.1 exceeds $500,000.00, at which point Seller and Specified Shareholders shall be liable for the full amount of all such Losses, provided, however, that the aggregate liability of Seller and the Specified Shareholders to Buyer under clauses (i) and (ii) of this Section 9.1 shall not exceed the Purchase Price.

                                  EXHIBIT 2.1

          9.2 INDEMNIFICATION BY BUYER. (a) Buyer covenants and agrees to defend, indemnify and hold harmless Seller from and against any and all Losses resulting from or arising out of (i) any inaccuracy in any representation or warranty made by Buyer herein or under any of the Ancillary Agreements or in connection herewith or therewith; or (ii) any failure of Buyer to perform any covenant or agreement hereunder or fulfill any other obligation in respect hereof or thereof.

          (b) Except for inaccuracies in the representations and warranties contained in Section 3.1, Buyer shall not be required to indemnify Seller with respect to any claim for indemnification pursuant to clauses (i) or (ii) of
Section 9.2(a), unless and until the aggregate amount of all claims against Buyer under this Section 9.2 exceeds $500,000.00, at which point Buyer shall be liable for the full amount of all such Losses, provided, however, that the aggregate liability of Buyer to Seller under this Section 9.2 shall not exceed the Purchase Price.

          9.3 INDEMNIFICATION PROCEDURES. In the case of any claim asserted by a third party against a party entitled to indemnification under this Agreement (the "Indemnified Party"), notice shall be given by the Indemnified Party to the party required to provide indemnification (the "Indemnifying Party") promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and the Indemnified Party shall permit the Indemnifying Party (at the expense of such Indemnifying Party) to assume the defense of any claim or any litigation resulting therefrom, provided, that (i) counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation shall be reasonably satisfactory to the Indemnified Party, and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and
(ii) the failure of any Indemnified Party to give notice as provided herein shall not relieve the Indemnifying Party of its indemnification obligation under this Agreement except to the extent that such failure results in a lack of actual notice to the Indemnifying Party and such Indemnifying Party is materially prejudiced as a result of such failure to give notice. Except with the prior written consent of the Indemnified Party, no Indemnifying Party, in the defense of any such claim or litigation, shall consent to entry of any judgment or enter into any settlement that provides for injunctive or other nonmonetary relief affecting the Indemnified Party or that does not include as an unconditional term thereof the giving by each claimant or plaintiff to such Indemnified Party of a release from all liability with respect to such claim or litigation. In the event that the Indemnified Party shall in good faith determine that the conduct of the defense of any claim subject to indemnification hereunder or any proposed settlement of any such claim by the Indemnifying Party might be expected to affect adversely the Indemnified Party's Tax liability or (in the case of an Indemnified Party that is a Buyer Indemnitee) the ability of any member of Seller and the Company to conduct its business, or that the Indemnified Party may have available to it one or more defenses or counterclaims that are inconsistent with one or more of those that may be available to the Indemnifying Party in respect of such claim or any litigation relating thereto, the Indemnified Party shall have the right at all times to take over and assume control over the defense, settlement, negotiations or litigation relating to any such claim at the sole cost of the Indemnifying Party, provided, that if the Indemnified Party does so take over and assume control, the Indemnified Party shall not settle such claim or litigation without the written consent of the Indemnifying Party, such consent not to be unreasonably withheld. In the event that the Indemnifying Party does not accept the defense of any matter as above provided, the Indemnified Party shall have the full right to defend against any such claim or demand, and shall be entitled to settle or agree to pay in full such claim or demand. In any event, Seller and Buyer shall cooperate in the defense of any claim or litigation subject to this
Section 9 and the records of each shall be available to the other with respect to such defense.

          9.4 SURVIVAL OF REPRESENTATIONS AND WARRANTIES, ETC. All claims for indemnification under clause (i) of Section 9.1(a) or clause (i) of Section 9.2
(a) with respect to the representations and warranties  contained herein must be

                                  EXHIBIT 2.1

asserted on or prior to the date that is 30 days after the termination of the respective survival periods set forth in this Section 9.4, and all lawsuits with respect to such claims must be brought within the proper periods as specified by the applicable statutes of limitations. The representations and warranties contained in this Agreement shall survive the execution and delivery of this Agreement, any examination by or on behalf of the parties hereto and the completion of the transactions contemplated herein, but only to the extent specified below:

          (a) except as set forth in clause (b) below, the representations and warranties contained in Section 2 and Section 3 shall survive for a period ending on the second anniversary of the Closing Date; and

          (b) the representations and warranties of Seller contained in Sections 2.1, 2.2, 2.4, 2.9, 2.17 and 2.20(c)(ii) shall survive indefinitely, provided, that a representation or warranty in Sections 2.1, 2.2, 2.4, 2.9, 2.17 or 2.20(c)(ii) as to a matter in respect of which applicable state and federal statutes of limitation would, as of a date certain, make it impossible for any Buyer Indemnitee to incur, realize or suffer any Loss in respect of a breach thereof shall survive only until the expiration of such statutes of limitations (including any extensions thereof).

          9.5 PAYMENT ADJUSTMENTS, ETC. (a) Any indemnity payment made by the Seller to the Buyer Indemnitees, on the one hand, or by the Buyer to the Seller, on the other hand, pursuant to this Section 9 in respect of any claim (i) shall be net of an amount equal to (x) any insurance proceeds realized by and paid to the Indemnified Party minus (y) any related costs and expenses, including the aggregate cost of pursuing any related insurance claims plus any correspondent increases in insurance premiums or other chargebacks attributable to the respective claim, and (ii) shall be (A) reduced by an amount equal to the Income Tax benefits, if any, attributable to such claim and (B) increased by an amount equal to the Income Taxes, if any, attributable to the receipt of such indemnity payment, but only to the extent that such Tax benefits are actually realized, or such Income Taxes are actually paid, as the case may be, by the Seller or the Buyer Indemnitees or any consolidated, combined or unitary group of which any Buyer Indemnitee or the Seller is a member. The Indemnified Party shall use its reasonable efforts to make insurance claims relating to any claim for which it is seeking indemnification pursuant to Section 9; provided, that the Indemnified Party shall not be obligated to make such an insurance claim if the Indemnified Party in its reasonable judgment believes that the cost of pursuing such an insurance claim together with any correspondent increase in insurance premiums or other chargebacks to the Indemnified Party attributable to the respective claim, as the case may be, would exceed the value of the claim for which the Indemnified Party is seeking indemnification pursuant to this Section 9.

          (b) The provisions of this Section 9 shall in no way limit, supersede or otherwise affect the rights of any party under Section 1.7, and nothing contained in Section 1.7 relating to an adjustment to the Purchase Price shall limit, supersede or otherwise affect the rights of any party under this Section 9; provided, that no party shall be entitled to be compensated more than once for the same Loss.

          (c) The indemnity provided for in this Section 9 shall be the sole and exclusive remedy of the Buyer or the Seller, as the case may be, after the Closing for any breach of this Agreement provided, that nothing herein shall limit in any way any such party's remedies in respect of fraud or intentional misrepresentation or omission by the other party in connection herewith or with any Ancillary Agreement or the transactions contemplated hereby or thereby or any party's right to seek injunctive relief.

                                  EXHIBIT 2.1

     10 DEFINITIONS.

          10.1 TERMS GENERALLY. The words "hereby", "herein", "hereof", "hereunder" and words of similar import refer to this Agreement as a whole (including any Exhibits and Schedules hereto) and not merely to the specific section, paragraph or clause in which such word appears. All references herein to Articles, Sections, Exhibits and Schedules shall be deemed references to Articles and Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation." The definitions given for terms in this Section 10 and elsewhere in this Agreement shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. Except as otherwise expressly provided herein, all references to "dollars" or "$" shall be deemed references to the lawful money of the United States of America.

          10.2 CERTAIN TERMS. Whenever used in this Agreement (including in the Schedules), the following terms shall have the respective meanings given to them below or in the Sections indicated below:

          1940 Act: the Investment Company Act of 1940, as amended.

          2001 Option: as defined in Section 6.3(a).

          2004 Contingent Purchase Payment: as defined in Section 1.5(a).

          2005 Contingent Purchase Payment: as defined in Section 1.5(b).

          2005 Make-Whole Payment: as defined in Section 1.5(c).

          2006 Make-Whole Payment: as defined in Section 1.5(d).

          Acquisition Transaction: as defined in Section 4.2.

          Additional Option: as defined in Section 6.3(b).

          Advisers Act: the Investment Advisors Act of 1940, as amended.

          Advisory Agreement: each Contract relating to the provisions of investment management or investment advisory services by the Company or Seller to any Person, including the Partnership Agreements and any sub-advisory, "wrap fee" or similar agreement.

          Affiliate: of a Person means a Person that directly or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, the first Person, including but not limited to a Subsidiary of the first Person, a Person of which the first Person is a Subsidiary, or another Subsidiary of a Person of which the first Person is also a Subsidiary. "Control" (including the terms "controlled by" and "under common control with") means the possession, directly or indirectly, of the power to direct or cause the direction of the management policies of a person, whether through the ownership of voting securities, by contract or credit arrangement, as trustee or executor, or otherwise.

                                  EXHIBIT 2.1

          Agreement: this Unit Purchase Agreement, including the Exhibits and Schedules hereto.

          Allocation Schedule: as defined in Section 6.1(a).

          Ancillary Agreements: the Stock Option Agreements, the Company Operating Agreement, the Registration Rights Agreement, the Contribution Agreement, the Employment Agreements and other agreements necessary to consummate the Contemplated Transactions.

          Assets: as defined in Section 2.10.

          Balance Sheet: the audited balance sheet of Seller as of December 31, 2000, included in the Financial Statements.

          Business: the business and operations of Seller and the Company as previously or currently conducted.

          Buyer: as defined in the first paragraph of this Agreement.

          Buyer Indemnitees: as defined in Section 9.1.

          Cash Equivalents: (a) obligations issued or unconditionally guaranteed by the United States of America or any agency thereof or obligations issued by any agency or instrumentality thereof and backed by the full faith and credit of the United States of America, (b) commercial paper with a maturity of less than one hundred-eighty (180) days or less issued by a corporation organized under the laws of any state of the United States of America or the District of Columbia and rated at least A-2 by Standard and Poor's Corporation or at least P-2 by Moody's Investors Service, Inc., (c) time deposits with, and certificates of deposits and banker's acceptances issued by, any bank having capital surplus and undivided profits of not less than $100,000,000 and maturing not more than one hundred-eighty (180) days from the date of creation thereof, (d) repurchase agreements that are secured by a perfected security interest in an obligation described in clause (a) and are with a bank described in clause (c), and (e) readily marketable direct obligations issued by any state of the United States of America or any political subdivision thereof having one of the two highest rating categories obtainable from either Standard and Poor's Corporation or Moody's Investors Service, Inc..

          CERCLA: the Comprehensive Environmental Response, Compensation and Liability Act, as amended, 42 U.S.C.ss. 9601 et seq.

          Client: any Person (including any Fund) whose account is managed and advised pursuant to an Advisory Agreement.

          Client Consent: any of (a) the written consent of a Client to the Contemplated Transactions, substantially in the form of Exhibit K hereto, (b) to the extent contemplated by Section 4.9, the entry by a Client into a new Advisory Agreement with the Company to be effective on the Closing Date containing those terms that Buyer shall reasonably request, or (c) the failure of a Client to object to the assignment or deemed assignment of such Client's Advisory Agreement in connection with the Contemplated Transactions within 90 days of written notice of the Contemplated Transactions having been transmitted to such Client but only if counsel for EVA determines in good faith that such negative consent is permitted by both the express terms of the Client's Advisory Agreement and by applicable Law and SEC interpretations.

                                  EXHIBIT 2.1

          Client Consents Adjustment: as defined in Section 1.7(b).

          Client Consents Adjustment Notice: as defined in Section 1.7(b).

          Closing: as defined in Section 1.4.

          Closing Date: as defined in Section 1.4.

          Closing Date Balance Sheet: as defined in Section 1.7(a).

          Closing Date Working Capital: as defined in Section 1.7(a)

          Code: the Internal Revenue Code of 1986, as amended.

          Company: as defined in the first recital to this Agreement.

          Company Income Statement: in respect of any calendar year, the audited income statement of the Company, prepared on a basis consistent with GAAP, and setting forth Adjusted EBIT of the Company for such calendar year.

          Company Intellectual Property: as defined in Section 2.13(b).

          Company Operating Agreement: the Operating Agreement of the Company in the form attached as Exhibit L.

          Consent: any consent, approval, authorization,  waiver, permit, grant,
franchise,  concession,  agreement,  license,  certificate,   exemption,  order,
registration, declaration, filing, report or notice of, with or to any Person.

          Contemplated Transactions: the transactions contemplated by this Agreement and the Ancillary Agreements, including, without limitation, the purchase and sale of the Purchased Units and the contribution and assumption transactions described in the Contribution and Assumption Agreement.

          Contingent Purchase Payments: as defined in Section 1.1.

          Contract: all loan agreements, indentures, letters of credit (including related letter of credit applications and reimbursement obligations), mortgages, security agreements, pledge agreements, deeds of trust, bonds, notes, guarantees, surety obligations, warranties, licenses, franchises, permits, powers of attorney, purchase orders, leases, and other agreements, contracts, instruments, obligations, offers, commitments, arrangements and understandings, written or oral, to which the Company is a party or by which they or any of their properties or assets may be bound or affected, in each case as amended, supplemented, waived or otherwise modified, that are of the types listed in clauses (a) through (o) below:

          (a)  leases,  subleases,  licenses,  occupancy  agreements,   permits,
franchises, insurance policies, agreements, Governmental Approvals and other Contracts concerning or relating to the Real Property;

                                  EXHIBIT 2.1

          (b) employment, consulting, severance, agency, bonus, compensation, or other trusts, funds and other Contracts (other than the Plans) relating to or for the benefit of current, future or former employees, officers, directors, sales representatives, distributors, dealers, agents, independent contractors or consultants (whether or not legally binding), including sales agency or distributorship agreements or arrangements for the sale of any of the products or services of any member of Seller and the Company;

          (c) loan agreements, indentures, letters of credit (including related letter of credit applications and reimbursement obligations), mortgages, security agreements, pledge agreements, deeds of trust, bonds, notes, guarantees, instruments and other contracts relating to the borrowing of money or obtaining of or extension of credit;

          (d) licenses, licensing arrangements and other Contracts providing in whole or in part for the use of, or limiting the use of, any Intellectual Property;

          (e) finder's Contracts;

          (f) joint venture, partnership and similar Contracts involving a sharing of profits or expenses;

          (g) stock purchase  agreements,  asset  purchase  agreements and other acquisition or divestiture agreements, including but not limited to any agreements relating to the acquisition, lease or disposition of Seller or the Company, any material assets or properties (other than sales of inventory made in the ordinary course of business), any business, or any capital stock of or other interest in any Person by Seller, the Company, or the Seller Shareholders, within the last ten years, or involving continuing indemnity or other obligations;

          (h) Contracts prohibiting or materially restricting the ability of the Company to conduct the business of the Company, to engage in any business or operate in any geographical area or to compete with any Person;

          (i) orders and other Contracts for the purchase or sale of materials, supplies, products or services, involving aggregate payments in excess of $10,000 in each case or $25,000 in the aggregate;

          (j) orders and other Contracts with or for the direct or indirect benefit of Seller or any Affiliate of Seller (other Seller and the Company) (whether or not legally binding);

          (k) Contracts providing for future payments that are conditioned, in whole or in part, on a change in control of Seller or the Company;

          (l) powers of attorney,  except routine powers of attorney relating to
representation   before  governmental  agencies  or  given  in  connection  with qualification to conduct business in another jurisdiction;

          (m) Contracts not entered into in the ordinary course of business;

                                  EXHIBIT 2.1

          (n) Contract or series of related Contracts with respect to which the aggregate amount that could reasonably expected to be paid or received thereunder in the future exceeds $10,000 per annum or an aggregate of $25,000 under the term of the Contract;

          (o) Advisory Agreements; and

          (p)  Contracts   that  are  or  will  be  material  to  the  business,
operations, results of operations, condition (financial or otherwise), assets or properties of Seller or the Company.

          Contribution Agreement: as defined in Section 2.6(a).

          Current Shareholders Agreement: as defined in Section 2.2(d).

          Eaton Vance Common Stock: the Non-Voting Common Stock, par value $0.0078125 per share, of Parent.

          Eaton Vance Stock Options: as defined in Section 6.3(b).

          Employees: as defined in Section 2.20(a).

          Employment Agreements: as defined in Section 7.2(h).

          Environmental Laws: all Laws relating to the protection of the environment, to human health and safety, or to any Environmental Activity, including, without limitation, (a) CERCLA, the Resource Conservation and Recovery Act, and the Occupational Safety and Health Act, (b) all other requirements pertaining to reporting, licensing, permitting, investigation or remediation of emissions, discharges, releases or threatened releases of Hazardous Materials into the air, surface water, groundwater or land, or relating to the manufacture, processing, distribution, use, sale, treatment, receipt, storage, disposal, transport or handling of Hazardous Materials, and
(c) all other requirements pertaining to the protection of the health and safety of employees or the public.

          ERISA: the Employee Retirement Income Security Act of 1974, as amended.

          Exchange Act: the Securities Exchange Act of 1934, as amended.

          Expected Annualized Fee Revenues: as defined in Section 1.7(b).

                                  EXHIBIT 2.1

          Financial Statements: the financial statements of the Seller as at and for the six-month period ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, and as at the end of and for each fiscal quarter ending after June 30, 2001 and prior to the Closing Date, together with reports on such year-end statements by Wiss & Company, LLP, the Seller's independent public accountants, including in each case a balance sheet, a statement of income, a statement of stockholders' equity and a statement of cash flows, and accompanying notes.

          Funds: each registered investment company (as defined in the 1940 Act) or series or portfolio thereof for which Seller acts as sub-adviser pursuant to an Advisory Agreement set forth on Schedule 2.12(a).

          Fund Board: the board of directors or trustees (or equivalent governing body) of each Fund.

          Fund Shareholder Approvals: the approval by the shareholders of each Fund of the Contemplated Transactions.

          GAAP: as defined in Section 2.6(b).

          Governmental Approval: any Consent of, with or to any Governmental Authority.

          Governmental Authority: any nation or government, any state or other political subdivision thereof; any entity, authority or body exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, including, without limitation, any government authority, agency, department, board, commission or instrumentality of the United States, any State of the United States or any political subdivision thereof; any court, tribunal or arbitrator; and any self-regulatory organization.

          Hazardous Materials: any substance that: (a) is or contains asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, petroleum or petroleum-derived substances or wastes, radon gas or related materials (b) requires investigation, removal or remediation under any Environmental Law, or is defined, listed or identified as a "hazardous waste" or "hazardous substance" thereunder, or (c) is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, mutagenic, or otherwise hazardous and is regulated by any Governmental Authority or Environmental Law.

          Holdback Amount: as defined in Section 1.7(b).

          Income Tax: any Tax computed in whole or in part based on or by reference to net income and any alternative, minimum, accumulated earnings or personal holding company Tax (including all interest and penalties thereon and additions thereto).

          Income Tax Return: any return, report, declaration, form, claim for refund or information return or statement relating to Income Taxes, including any schedule or attachment thereto, and including any amendment thereof.

          Indebtedness:  as applied to any Person,  means,  without duplication,
(a) all indebtedness for borrowed money, (b) all obligations evidenced by a note, bond, debenture, letter of credit, draft or similar instrument, (c) that portion of obligations with respect to capital leases that is properly

                                  EXHIBIT 2.1

classified as a liability on a balance sheet in conformity with GAAP, (d) notes payable and drafts accepted representing extensions of credit, (e) any obligation owed for all or any part of the deferred purchase price of property or services, which purchase price is due more than six months from the date of incurrence of the obligation in respect thereof, and (f) all indebtedness and obligations of the types described in the foregoing clauses (a) through (e) to the extent secured by any Lien on any property or asset owned or held by that Person regardless of whether the indebtedness secured thereby shall have been assumed by that Person or is nonrecourse to the credit of that Person.

          Indemnified Party: as defined in Section 9.3.

          Indemnifying Party: as defined in Section 9.3.

          Independent Accountants: as defined in Section 1.5(g).

          Initial Cash Percentage: as defined in Section 1.2.(a)

          Initial Payment: as defined in Section 1.1.

          Initial Stock Percentage: as defined in Section 1.2.(a)

          Insured Claim: as defined in Section 4.8(a).

          Intellectual Property: the United States and foreign trademarks, service marks, trade names, trade dress, copyrights, and similar rights, including registrations and applications to register or renew the registration of any of the foregoing, the United States and foreign letters patent and patent applications, and inventions, processes, designs, formulae, trade secrets, know-how, confidential information, computer software, data and documentation, and all similar intellectual property rights, tangible embodiments of any of the foregoing (in any medium including electronic media), and licenses of any of the foregoing.

          Interest: for any period of determination, the daily yield of shares of Eaton Vance Cash Management Fund for each day within such period.

          IRS: the Internal Revenue Service.

          knowledge: with respect to any natural person, actual knowledge or knowledge reasonably obtainable by such person upon due inquiry with respect to any statement made subject to such knowledge; and, with respect to any other Person, the actual knowledge of its officers and directors (or, if none, persons of comparable responsibility with respect to such Person) or knowledge reasonably obtainable by them upon due inquiry with respect to any statement made subject to such knowledge.

          Law: all applicable provisions of all (a) constitutions, treaties, statutes, laws (including the common law), codes, rules, regulations, ordinances or orders of any Governmental Authority, (b) Governmental Approvals and (c) orders, decisions, injunctions, judgments, awards and decrees of or agreements with any Governmental Authority.

          Leased Real Property: all interests leased pursuant to the Leases.

                                  EXHIBIT 2.1

          Leases: the real property leases, subleases, licenses and occupancy agreements pursuant to which Seller or the Company is the lessee, sublessee, licensee, user or occupant of real property used in or held for use in connection with, necessary for the conduct of, or otherwise material to, the Business.

          Lien: any mortgage, pledge, deed of trust, hypothecation, right of others, claim, security interest, encumbrance, burden, title defect, title retention agreement, lease, sublease, license, occupancy agreement, easement, covenant, condition, encroachment, voting trust agreement, interest, option, right of first offer, negotiation or refusal, proxy, lien, charge or other restrictions or limitations of any nature whatsoever, including but not limited to such Liens as may arise under any Contract.

          Litigation: any action, cause of action, claim, demand, suit, proceeding, citation, summons, subpoena, inquiry or investigation of any nature, civil, criminal, regulatory or otherwise, in law or in equity, pending or threatened, by or before any court, tribunal, arbitrator or other Governmental Authority.

          Losses: as defined in Section 9.1(a).

          Material Adverse Effect: any (a) event, occurrence, fact, condition, change, development or effect that is or may be materially adverse to the business, operations, prospects, results of operations, condition (financial or otherwise), properties (including intangible properties), assets (including intangible assets) or liabilities of Seller and the Company or (b) material impairment of the ability of the Seller, the Company or any Shareholder to perform its respective obligations hereunder or under the Ancillary Agreements.

          material respects: for purposes of Sections 7.2(a), 7.3(a), 8.1(c)(i) and 8.1(c)(ii), the phrase "all material respects" shall mean: all respects (in the case of any representation or warranty containing any materiality qualification), and all material respects (in the case of any representation or warranty without any materiality qualification).

          Mr. Skirkanich: as defined in the Agreement.

          Multiemployer Plan: as defined in Section 2.20(c)(iv).

          NASD: the National Association of Securities Dealers, Inc.

          Net Working Capital Adjustment: as defined in Section 1.7(a).

          NYSE: the New York Stock Exchange, Inc.

          Non-Company Affiliate: any Affiliate of Seller other than Seller and the Company.

          ordinary course of business: the usual, regular and ordinary course of business of Seller and the Company consistent with the past custom and practice thereof.

          Organizational Documents: as to any Person, its certificate or articles of incorporation, by-laws and other organizational documents.

          Owned Intellectual Property: as defined in Section 2.13(a).

                                  EXHIBIT 2.1

          Owned Real Property: the real property owned by any member of Seller and the Company, together with all structures, facilities, improvements, fixtures, systems, equipment and items of property presently or hereafter located thereon or attached or appurtenant thereto or owned by any member of Seller and the Company and located on Leased Real Property, and all easements, licenses, rights and appurtenances relating to the foregoing.

          Parent: Eaton Vance Corp., a Maryland corporation.

          Partnerships:   Fox   Genesis-Large   Cap  Equity  Fund,   L.P.,   Fox
Genesis-Balanced Fund, L.P., and Fox Genesis-Small Cap Equity Fund, L.P.

          Partnership Agreements: (a) the Agreement of Limited Partnership, dated as of November 1, 1995, by and among Parent and each limited partner from time to time party thereto, in respect of Fox Genesis-Large Cap Equity Fund, L.P.; (b) the Agreement of Limited Partnership, dated as of November 1, 1995, by and among Parent and each limited partner from time to time party thereto, in respect of Fox Genesis-Balanced Fund, L.P.; and (c) the Agreement of Limited Partnership, dated as of December 1, 1995, by and among Parent and each limited partner from time to time party thereto, in respect of Fox Genesis-Small Cap Equity Fund, L.P.

          Permitted Liens: (a) Liens reserved against in the Balance Sheet, to the extent so reserved, (b) Liens for Taxes not yet due and payable.

          Person:   any  natural   person,   firm,   partnership,   association,
corporation, company, trust, business trust, Governmental Authority or other entity.

          Plans: as defined in Section 2.20(a).

          Public Company GAAP: as defined in Section 2.6(d).

          Purchase Price: as defined in Section 1.1.

          Purchase Price Adjustments: as defined in Section 1.7(b).

          Purchased Units: as defined in the recitals to this Agreement.

          Real Property: the Owned Real Property and the Leased Real Property.

          Real Property Laws: as defined in Section 2.11(g).

          Regulatory Documents: as defined in Section 2.25(a).

          Registration Rights Agreement: the registration rights agreement attached as Exhibit A hereto.

          Related Persons: as defined in Section 2.20(a).

          Related Plans: as defined in Section 2.20(a).

                                  EXHIBIT 2.1

          Release: any releasing, disposing, discharging, injecting, spilling, leaking, leaching, pumping, dumping, emitting, escaping, emptying, seeping, dispersal, leeching, migration, transporting, placing and the like, including without limitation, the moving of any materials through, into or upon, any land, soil, surface water, ground water or air, or otherwise entering into the environment.

          Representatives:   as  to  any  Person,   its  accountants,   counsel,
consultants (including actuarial, environmental and industry consultants), officers, directors, employees, agents and other advisors and representatives.

          Retained Units: as defined in recitals to this Agreement.

          Rights: as defined in Section 4.6(e).

          SEC: the Securities and Exchange Commission.

          SEC Documents: as defined in Section 3.7.

          Securities Act: the Securities Act of 1933, as amended.

          Self Regulatory Organization: the New York Stock Exchange, Inc. and other self-regulatory organizations in the securities or commodities field, including, without limitation, the National Futures Association and the National Association of Securities Dealers, Inc.

          Seller: as defined in preamble to this Agreement.

          Seller Accountants: Seller's independent public accountants, Wiss & Company, LLP.

          Seller Information: as defined in Section 6.5(b).

          Sellers' Knowledge: the knowledge of Seller, the Company or any Shareholder.

          Seller Shareholder: each holder, whether of record, beneficially or both, of the capital stock of Seller.

          Specified Shareholders: as defined in the preamble to this Agreement.

          Shareholders' Representative: as defined in Section 11.4.

          Stock Option Agreements: the stock option agreements attached as Exhibits D and F hereto.

          Subsidiaries: each corporation or other Person in which a Person owns or controls, directly or indirectly, capital stock or other equity interests representing more than 50% of the outstanding voting stock or other equity interests.

          Tax: any federal, state, local or foreign income, alternative, minimum, accumulated earnings, personal holding company, franchise, capital stock, profits, windfall profits, gross receipts, sales, use, value added, transfer, registration, stamp, premium, excise, customs duties, severance,

                                  EXHIBIT 2.1

environmental (including taxes under section 59A of the Code), real property, personal property, ad valorem, occupancy, license, occupation, employment, payroll, social security, disability, unemployment, workers' compensation, withholding, estimated or other similar tax, duty, fee, assessment or other governmental charge or deficiencies thereof (including all interest and penalties thereon and additions thereto).

          Tax Indemnitees: as defined in Section 6.1(d).

          Tax Return: any return, report, declaration, form, claim for refund or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

          Title IV Plan: as defined in Section 2.20(c)(i).

          Transfer: as defined in Section 1.6(a)

          Treasury Regulations: the regulations prescribed under the Code.

          Unit Holders Agreement: the Unit Holders Agreement among Buyer, Seller, the Company and the Seller Shareholders, in the form attached as Exhibit M.

          Units: as defined in the recitals to this Agreement.

     11 MISCELLANEOUS.

          11.1 EXPENSES. (a) Except as set forth below in this Section 11.1 or as otherwise specifically provided for in this Agreement, Seller and Shareholders, on the one hand, and Buyer, on the other hand, shall bear their respective expenses, costs and fees (including attorneys', financial advisors', investment bankers', auditors' and financing commitment fees) in connection with the transactions contemplated hereby, including the preparation, execution and delivery of this Agreement and compliance herewith, whether or not the transactions contemplated hereby shall be consummated.

          (b) Except as otherwise set forth below in this Section 11.1 or as otherwise specifically provided for in this Agreement, Seller and Shareholders shall bear the expenses, costs and fees (including attorneys', financial advisors', investment bankers', auditors' and financing commitment fees) of the Company incurred, accrued or accruable, prior to Closing, in connection with the transactions contemplated hereby, including the preparation, execution and delivery of this Agreement and compliance herewith, whether or not the transactions contemplated hereby shall be consummated..

          (c) Seller shall be responsible for, and neither Buyer nor the Company shall bear, any Taxes that relate to the purchase and sale of the Purchased Units pursuant to this Agreement (including, without limitation, applicable transfer Taxes, gains Taxes and Income Taxes resulting directly from such sale of the Purchased Units), except as may specifically be provided to the contrary in this Agreement.

          11.2 NOTICES. All notices, requests, demands, waivers and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given if (a) delivered personally, (b) mailed, certified or registered mail with postage prepaid, (c) sent by next-day or overnight mail or delivery or (d) sent by telecopy or telegram, as follows:

                                  EXHIBIT 2.1

          (i) if to Buyer (or, after Closing, to the Company),

                Eaton Vance Corp.
                255 State Street
                Boston, Massachusetts  02109
                Fax:  (617) 598-8260
                Telephone:  (617) 482-8260
                Attention:  Alan R. Dynner, Esq.
                           Vice President and Chief Legal Officer

                with a copy to:

                Kirkpatrick & Lockhart LLP
                535 Smithfield Street
                Pittsburgh, PA  15222
                Fax:  (412) 355-6501
                Telephone:  (412) 355-6500
                Attention:  Robert P. Zinn

          (ii) if to Seller or Shareholders (or, prior to Closing, the Company),

                Fox Asset Management, Inc.
                44 Sycamore Avenue, Building 3
                Little Silver, New Jersey  07739
                Attention: Mr. J. Peter Skirkanich
                Facsimile:  (732) 747-9143

                with a copy to:

                Greenbaum, Rowe, Smith, Ravin, Davis & Himmel, LLP 99 Wood Avenue South
                Iselin, New Jersey  08830
                (or, if by U.S. mail, to
                P.O. Box 5600
                Woodbridge, New Jersey  07095)
                Attention:  Alan E. Davis, Esq
                Facsimile:  (732) 549-1881

or, in each case, at such other address as may be specified in writing to the other parties hereto.

          All such notices, requests, demands, waivers and other communications shall be deemed to have been received (w) if by personal delivery on the day after such delivery, (x) if by certified or registered mail, on the seventh business day after the mailing thereof, (y) if by next-day or overnight mail or delivery, on the day delivered, (z) if by telecopy or telegram, on the next day following the day on which such telecopy or telegram was sent, provided that a copy is also sent by certified or registered mail.

          11.3 GOVERNING LAW, ETC. (a) This Agreement shall be governed in all respects, including as to validity, interpretation and effect, by the internal

                                  EXHIBIT 2.1

laws of the State of New York, without giving effect to the conflict of laws rules thereof (other than Section 5-1401 and 5-1402 of the General Obligations Law of the State of New York).

               (b) The parties hereby agree that, in the event of any dispute (other than a dispute in respect of which provisions for resolution are otherwise set forth in this Agreement), they will meet and attempt to resolve such dispute within 10 days after a party gives a notice of dispute to one other party or parties. If for any reason they do not agree on a resolution, then each party will consider whether alternative dispute resolution (including, without limitation, arbitration) would be appropriate for the resolution of such dispute. Alternative dispute resolution shall be adopted only if all parties agree in writing, such decision to be made by each party in its sole discretion. This Section 11.3(b) shall not affect or be deemed to require any delay in the ability of any party to seek injunctive relief in respect of any dispute arising under this Agreement.

               (c) The parties hereby irrevocably submit to the jurisdiction of the courts of the State of New York and the Federal courts of the United States of America located in the City of New York in the State of New York solely in respect of the interpretation and enforcement of the provisions of this Agreement and of the documents referred to in this Agreement, and in respect of the transactions contemplated hereby and thereby. Each of the parties irrevocably agrees that all claims in respect of the interpretation and enforcement of the provisions of this Agreement and of the documents referred to in this Agreement, and in respect of the transactions contemplated hereby and thereby, or with respect to any such action or proceeding, shall be heard and determined in such a New York or Federal court, and that such jurisdiction of such courts with respect thereto shall be exclusive, except solely to the extent that all such courts lawfully decline to exercise such jurisdiction. Each of the parties hereby waive, and agree not to assert, as a defense in any action, suit or proceeding for the interpretation or enforcement hereof or of any such document or in respect of any such transaction, that it is not subject to such jurisdiction. Each of the parties hereby waive, and agree not to assert, to the maximum extent permitted by law, as a defense in any action, suit or proceeding for the interpretation or enforcement hereof or of any such document or in respect of any such transaction, that such action, suit or proceeding may not be brought or is not maintainable in such courts or that the venue thereof may not be appropriate or that this Agreement or any such document may not be enforced in or by such courts. The parties hereby consent to and grant any such court jurisdiction over the person of such parties and over the subject matter of any such dispute and agree that mailing of process or other papers in connection with any such action or proceeding in the manner provided in Section 11.7 or in such other manner as may be permitted by law, shall be valid and sufficient service thereof. The parties agree that in any action, suit or proceeding for the interpretation or enforcement hereof, the costs of the prevailing party
(including reasonable attorney's fees and costs) will be paid by the other party.

               11.4 Shareholders' Representative. Each Specified Shareholder hereby irrevocably appoints Mr. J. Peter Skirkanich (herein called the "Shareholders' Representative") as the agent and attorney-in-fact respectively of each such Specified Shareholder to take any action required or permitted to be taken by such Specified Shareholder under the terms of this Agreement, including without limiting the generality of the foregoing, the right to receive and pay funds on behalf of such Specified Shareholder, to waive, modify or amend any of the terms of this Agreement in any respect, whether or not material, and to settle indemnification claims or any disputed matters arising under this Agreement or any agreement executed in connection herewith. The Shareholders' Representative shall not agree to any waiver, modification or amendment of this Agreement without the consent of a majority of the Specified Shareholders, voting on a one person, one vote basis. Each Specified Shareholder agrees to be

                                  EXHIBIT 2.1

bound by any and all actions taken by the Shareholders' Representative on his or its behalf. All obligations of Buyer to make any delivery or payment to any or all Specified Shareholders shall be satisfied by the making of such delivery or payment to the Shareholders' Representative, who shall be solely responsible for further delivery or payment to the respective Specified Shareholders. The Specified Shareholders agree jointly and severally to indemnify the Shareholders' Representative from and against and in respect of any and all liabilities, damages, claims, costs, and expenses, including but not limited to attorneys' fees, arising out of or due to any action by them as the Shareholders' Representative and any and all actions, proceedings, demands, assessments, or judgments, costs, and expenses incidental thereto, except to the extent that the same result from bad faith or gross negligence on the part of the Shareholders' Representative. Buyer shall be entitled to rely exclusively and completely upon any communications given by the Shareholders' Representative on behalf of any Specified Shareholder, and shall not be liable for any action taken or not taken in reliance upon the Shareholders' Representative nor have any duty to inquire as to whether the Shareholders' Representative has received any consent of the Specified Shareholders (or any of them) described in this Section. Buyer shall be entitled to disregard any notices or communications given or made by the Specified Shareholders unless given or made through the Shareholders' Representative. The power of attorney granted by each Specified Shareholder to the Shareholders' Representative hereunder is irrevocable and coupled with an interest. Should Mr. Skirkanich become deceased, disabled, cease to be an employee of the Company, or for any reason fail or refuse to serve as Shareholders' Representative hereunder, the Specified Shareholders (excluding Mr. Skirkanich), by written consent of a majority in interest of such Specified Shareholders, may from time to time appoint a successor Shareholders' Representative with Buyer's prior written consent, which successor shall have all of the rights and responsibilities of the Shareholders' Representative hereunder. For purposes of the preceding sentence, "majority in interest of such Specified Shareholders" means such Specified Shareholders who at the time of such consent beneficially own a majority of the shares of Seller held by such Specified Shareholders. Notwithstanding the appointment of the Shareholders' Representative hereunder, Buyer may require the written concurrence of Seller and any or all Specified Shareholders to any action taken hereunder.

               11.5 [Intentionally Omitted].

               11.6 BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns.

               11.7 ASSIGNMENT. This Agreement shall not be assignable or otherwise transferable by any party hereto without the prior written consent of the other parties hereto; provided, that Buyer may assign this Agreement to any Subsidiary or Affiliate of Buyer, or to any lender to Buyer or any Subsidiary or Affiliate thereof as security for obligations to such lender, and provided, further, that no assignment to any such lender shall in any way affect Buyer's obligations or liabilities under this Agreement.

               11.8 NO THIRD PARTY BENEFICIARIES. Except as provided in Section 9 with respect to indemnification of Indemnified Parties hereunder, nothing in this Agreement shall confer any rights upon any person or entity other than the parties hereto and their respective heirs, successors and permitted assigns.

               11.9 AMENDMENT; WAIVERS, ETC. No amendment, modification or discharge of this Agreement, and no waiver hereunder, shall be valid or binding unless set forth in writing and duly executed by the party against whom enforcement of the amendment, modification, discharge or waiver is sought (or, as provided in Section 11.4 above, by the Shareholders' Representative). Any such waiver shall constitute a waiver only with respect to the specific matter described in such writing and shall in no way impair the rights of the party granting such waiver in any other respect or at any other time. Neither the waiver by any of the parties hereto of a breach of or a default under any of the provisions of this Agreement, nor the failure by any of the parties, on one or more occasions, to enforce any of the provisions of this Agreement or to exercise any right or privilege hereunder, shall be construed as a waiver of any other breach or default of a similar nature, or as a waiver of any of such provisions, rights or privileges hereunder. The rights and remedies herein provided are cumulative and none is exclusive of any other, or of any rights or remedies that any party may otherwise have at law or in equity. The rights and remedies of any party based upon, arising out of or otherwise in respect of any inaccuracy or breach of any representation, warranty, covenant or agreement or failure to fulfill any condition shall in no way be limited by the fact that the act, omission, occurrence or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant or agreement as to which there is no inaccuracy or breach. The representations and warranties of the Company, Seller and the Shareholders shall not be affected or deemed waived by reason of any investigation made by or on behalf of Buyer (including but not limited to by any of its advisors, consultants or representatives) or by reason of the fact that Buyer or any of such advisors, consultants or representatives knew or should have known that any such representation or warranty is or might be inaccurate.

               11.10 ENTIRE AGREEMENT. This Agreement and the Ancillary Agreements (when executed and delivered) constitute the entire agreement and supersede all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter hereof; provided, that the paragraphs of the term sheet, executed as of May 21, 2001, among EVC, Seller and Mr. Skirkanich on behalf of the shareholders of Seller, headed "Confidentiality," "Exclusivity" and "Non-Solicitation" shall survive the execution of this Agreement, subject, in the case of "Confidentiality", to the expiration of such paragraph on the earlier of (a) the second anniversary of the date hereof and (b) Closing.

               11.11 BUSINESS TRUSTS. Seller and each Specified Shareholder expressly acknowledge that each of Buyer and Eaton Vance Management is a business trust and that its Declaration of Trust limits the personal liability of its shareholders, trustees, officers and employees. Seller and each Specified Shareholder hereby agree that each shall look solely to the trust property of Buyer and Eaton Vance Management respectively for the satisfaction of claims and obligations of any nature arising out of this Agreement or otherwise in connection with the affairs of Buyer and Eaton Vance Management respectively, and it shall not seek redress or satisfaction for such claims or obligations from any shareholder, trustee, officer, or employee of Buyer or Eaton Vance Management.

                                  EXHIBIT 2.1

               11.12  SEVERABILITY.  If any  provision,  including  any  phrase, sentence, clause, section or subsection, of this Agreement is invalid, inoperative or unenforceable for any reason, such circumstances shall not have the effect of rendering such provision in question invalid, inoperative or unenforceable in any other case or circumstance, or of rendering any other provision herein contained invalid, inoperative, or unenforceable to any extent whatsoever.

               11.13 HEADINGS. The headings contained in this Agreement are for purposes of convenience only and shall not affect the meaning or interpretation of this Agreement.

               11.14 COUNTERPARTS. This Agreement may be executed in several counterparts, each of which shall be deemed an original and all of which shall together constitute one and the same instrument.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK;

                             SIGNATURE PAGES FOLLOW]

                                  EXHIBIT 2.1

               IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                                FOX ASSET MANAGEMENT, INC.,
                                a New Jersey corporation


                                By:     /s/  J. Peter Skirkanich
                                Name:  J. Peter Skirkanich
                                Title:  President

                                EATON VANCE ACQUISITIONS,
                                a Massachusetts business trust


                                By:     /s/ James B. Hawkes
                                Name:  James B. Hawkes
                                Title:  President

                                SPECIFIED SHAREHOLDERS


                                /s/ J. Peter Skirkanich
                                J. Peter Skirkanich


                                /s/ James P. O'Mealia
                                James P. O'Mealia


                                /s/ George C. Pierides
                                George C. Pierides


                                /s/ John R. Sampson
                                John R. Sampson


                                /s/ Philip R. Sloan
                                Philip R. Sloan

                                  EXHIBIT 2.1

               IN WITNESS WHEREOF, the undersigned, having reviewed this Agreement, hereby joins this Agreement in order to, and hereby does, unconditionally guarantee the payment obligations of Buyer under Section 1.5 of this Agreement, all as of the day and year first above written, in each case conditioned upon the Closing having occurred, and agrees that this guarantee shall be binding upon the undersigned's legal successors and assigns.

                                EATON VANCE MANAGEMENT,
                                a Massachusetts Business Trust


                                By:     /s/ Alan R. Dynner
                                Name:  Alan R. Dynner
                                Title:  Vice President

                                  EXHIBIT 10.19


                                EATON VANCE CORP.

                        1986 EMPLOYEE STOCK PURCHASE PLAN

                                RESTATEMENT NO. 9


     1. Purpose.

     The purpose of this 1986 Employee Stock Purchase Plan (the "Plan") is to provide employees of Eaton Vance Corp. (the "Company") and its subsidiaries, who wish to become shareholders of the Company an opportunity to purchase Non-Voting Common Stock of the Company (the "Shares"). The Plan is intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as it may be amended (the "Code"). In addition, the Plan provides certain employees who are not eligible for favorable tax treatment under Section 423 with the right to purchase Shares on a nonqualified basis.

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

     3. Eligible Employees.

     Subject to the provisions of Sections 7, 8 and 9 below, any individual who is a full-time employee (as defined below) of the Company or any of its subsidiaries (as defined in Section 424(f) of the Code) is eligible to participate in the offering (as defined in Section 4 below) commencing on such Offering Date. A full-time employee means any employee other than an employee whose customary employment is: (a) 20 hours or less per week, or (b) not more than five months per calendar year.

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

                                 EXHIBIT 10.19

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

     8. Shares Subject to the Plan.

     No more than 4,496,000 Shares may be sold pursuant to rights granted under the Plan. Appropriate adjustments in the above figure, in the number of Shares covered by outstanding rights granted hereunder, in the exercise price of the rights and in the maximum number of Shares which an employee may purchase (pursuant to Section 9 below) shall be made to give effect to any mergers, consolidations, or other similar reorganizations as to which the Company is the surviving entity, and any recapitalizations, stock splits, stock dividends or other relevant changes in the capitalization of the Company occurring after the effective date of the Plan, provided that no fractional Shares shall be subject to a right and each right shall be adjusted downward to the nearest full Share. Any agreement providing for a merger, consolidation or other similar reorganization which the Company does not survive shall provide for an adjustment for any then existing rights of participating employees under the Plan. Either authorized and unissued Shares or issued Shares heretofore or hereafter reacquired by the Company may be made subject to rights under the Plan. If for any reason any right under the Plan terminates in whole or in part, Shares subject to such terminated right may again be subjected to a right under the Plan.

                                 EXHIBIT 10.19

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

     11. Participation.

     Participation in an Offering shall be limited to eligible employees who elect to participate in such Offering in the manner, and within the time limitations, established by the Administrator when it authorizes the Offering. An employee's election to participate in an Offering shall constitute an election to participate in all subsequent Offerings, unless and until such employee cancels his or her election to participate, as provided in Section 12. Participants are required to hold the Shares purchased in each Offering for at least one year.

     12. Cancellation of Election to Participate.

     An employee who has elected to participate in an Offering may cancel such election as to all (but not part) of the unexercised rights granted under such Offering by giving written notice of such cancellation to the Company before the Exercise Date for the Offering Period. Any amounts paid by the employee or withheld from the employee's compensation through payroll deductions for the purchase of Shares in such Offering shall be paid to the employee, without interest, upon such cancellation.

                                 EXHIBIT 10.19

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

     14. Employees' Rights as Shareholders.

     No participating employee shall have any rights as a shareholder in the Shares covered by a right granted hereunder until such right has been exercised, full payment has been made for the corresponding Shares.

     15. Rights Not Transferable.

     Rights under the Plan are not assignable or transferable by a participating employee and are exercisable only by such employee.

     16. Amendments to or Discontinuation of the Plan.

     The Board of Directors of the Company shall have the right to amend, modify or terminate the Plan at any time without notice; provided, however, that the then existing rights of all participating employees in any pending Offering shall not be adversely affected thereby, and provided further that, subject to the provisions of Section 8 above, no such amendment to the Plan shall, without the approval of the shareholders of the Company entitled to vote, increase the total number of Shares which may be offered under the Plan or change the class of persons eligible to participate in the Plan.

     17. Effective Date and Approvals.

     The Plan originally became effective on October 17, 1986, the date on which the Board of Directors adopted the Plan. This Restatement No. 9 shall become effective on July 11, 2001. The Company's obligation to offer, sell and deliver its Shares under the Plan is subject to the approval of any governmental authority required in connection with the authorized issuance or sale of such Shares and is further subject to the Company receiving the opinion of its counsel that all applicable securities laws have been compiled with.

     18. Term of Plan.

     No rights shall be granted under the Plan after November 1, 2006.

                                  EXHIBIT 10.20


                                EATON VANCE CORP.

           1992 INCENTIVE PLAN - STOCK ALTERNATIVE - RESTATEMENT NO. 5


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

     3.  Effective  Date.  The  Plan  became   effective  July  17,  1992.  This
Restatement No. 5 shall be effective July 11, 2001.

     4. Shares Subject to the Plan. The number of Shares that may be made subject to the Plan shall not exceed 2,400,000 in the aggregate. The Shares to be delivered pursuant to a purchase under the Plan may consist, in whole or in part, of authorized but unissued Shares or treasury Shares not reserved for any other purpose.

                                 EXHIBIT 10.20

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

                                 EXHIBIT 10.20

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

     7. Terms and Conditions Applicable to All Options.

     (a) Holding Period. Participants are required to hold the Shares purchased pursuant to the exercise of options for a period of at least one year from the date such Shares are issued to him or her.

     (b) Whole Shares. The Company will purchase the maximum number of whole Shares with the bonuses to be applied. Any amounts representing fractional share interests shall be returned without interest.

     (c)  Limitation  on  Participation.   Participation  shall  be  limited  to
Participants who comply with such administrative procedures as the Administrator shall establish.

     (d) Purchase for Investment. Each Participant may be required to sign such agreement as the Administrator may require to the effect the Participant is purchasing for investment and not with a view to resale or other distribution.

     (e) Options Not Transferable. Options under the Plan are not assignable or transferable by a Participant and are exercisable only by the Participant.

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