Form 10-K
period 2001-10-31
EATON VANCE CORP
filed 2002-01-29
CIK 350797

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

                Maryland                                  04-2718215
    -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

255 State Street, Boston, Massachusetts                     02109
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (617) 482-8260
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
            Title of each class                         on which registered
Non-Voting Common Stock ($0.0078125 par value)        New York Stock Exchange
----------------------------------------------        -----------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $35.55 on December 31, 2001 on the New York Stock Exchange was $1,941,336,027. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant's Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.
                  Class                         Outstanding at December 31, 2001
Non-Voting Common Stock, $0.0078125 par value                         69,544,076
---------------------------------------------
Common Stock, $0.0078125 par value                                       154,880
---------------------------------------------

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 2001 (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.
===============================================================================

                                     PART I

THIS ITEM INCLUDES STATEMENTS THAT ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS FORM 10-K REGARDING OUR FINANCIAL POSITION, BUSINESS STRATEGY AND OTHER PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS WILL PROVE TO HAVE BEEN CORRECT OR THAT WE WILL TAKE ANY ACTIONS THAT MAY PRESENTLY BE PLANNED. CERTAIN IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE DISCLOSED IN THE "COMPETITIVE CONDITIONS AND RISK FACTORS" SECTION OF THIS FORM 10-K. ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY SUCH FACTORS.

ITEM 1. BUSINESS

Eaton Vance Corp. (the "Company") has been in the investment management business for over seventy-five years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. The Company's principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals. As of October 31, 2001, the Company managed $56.6 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

The Company conducts its investment management business through two wholly-owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), and two majority-owned subsidiaries, Atlanta Capital Management Company, LLC ("Atlanta Capital") and Fox Asset Management, LLC ("Fox Asset Management"). All four entities are registered with the Securities and Exchange Commission ("SEC") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly-owned broker/dealer registered under the Securities Exchange Act of 1934 (the "Exchange Act"), markets and sells the Eaton Vance Funds (the "Funds").

GENERAL DEVELOPMENT OF BUSINESS

Over the past five years, the Company has expanded the range of investment management services and products it offers to meet the needs of high-net-worth investors. The Company has developed a position as the leading provider of equity funds that are managed with an objective of maximizing after-tax returns. Tax-managed investing addresses the roughly 50 percent of equity fund assets held by taxpaying investors outside of qualified retirement plans such as IRAs and 401(k)s. The Company introduced Eaton Vance Tax-Managed Growth Fund 1.1 in the spring of 1996. In fiscal 1997 and 1998, the Company added two new tax-managed funds, Eaton Vance Tax-Managed Emerging Growth Fund 1.1 and Eaton Vance Tax-Managed International Growth Fund, as companion products to its flagship large-cap growth fund. In fiscal 2000, the Company further expanded its tax-managed product line with the introduction of Eaton Vance Tax-Managed Value Fund, Eaton Vance Tax-Managed Capital Appreciation Fund and Eaton Vance Tax-Managed Young Shareholder Fund, each focusing on maximizing long-term after-tax returns. In fiscal 2001, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax Managed Emerging Growth Fund 1.2 were introduced, making use of an innovative structure to invest in the same portfolios as their respective predecessor funds while shielding new investors from potential tax liability for historical portfolio gains. The Company plans to introduce more tax-managed equity funds in fiscal 2002. In addition to its tax-managed equity funds, the Company offers a family of open-end and exchange-listed municipal bond funds that continue to be an important part of the Company's tax-managed product offering. The Company has also continued to offer, on a private basis, funds to meet the diversification and tax-managment needs of qualifying high net worth investors.

The Company extended the scope of its high net worth investment products in fiscal 2000 to encompass "Comprehensive Wealth Management" - the management, on a multigenerational basis, of a family's investment, tax, and estate planning needs. In April 2000, the Company introduced The U.S. Charitable Gift Trust and its Pooled Income Funds, designed to address the distribution of wealth in a convenient, tax efficient manner. The U.S. Charitable Gift Trust is one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Gift Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

The Company broadened its floating-rate bank loan product line in fiscal 2000 with the introduction of Eaton Vance Floating-Rate High Income Fund and Eaton Vance Floating Rate Fund, two bank loan funds offering investors daily liquidity in an open-end mutual fund format.

In fiscal 2001, the Company expanded its investment management industry focus beyond mutual funds. The Company targeted two major potential growth areas: managing assets for institutions, including pension plans and endowments; and managing individual portfolios for higher-net-worth clients who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in the institutional and separately managed account business, the Company acquired 70 percent of Atlanta Capital and 80 percent of Fox Asset Management, two institutional investment management firms focusing, respectively, on growth and value investment styles. These strategic acquisitions, completed on September 30, 2001, complement the strengths of the Company and provide new opportunities to broaden the Company's mix of asset management disciplines, clients and distribution channels.

Taking into account the Company's recent acquisitions, the Company provided investment advisory or administration services to 157 Funds, 1,193 separately managed individual and institutional accounts, and separately managed accounts in 21 broker/dealer programs on October 31, 2001. At that date, there were $46.1 billion of fund assets and $10.5 billion of separate account assets. The following table shows fund and the separate account assets for the dates indicated:

                                  FUND AND SEPARATELY MANAGED ACCOUNT ASSETS
                                               AT OCTOBER 31,
                            ----------------------------------------------------
                                 2001     2000     1999        1998       1997
                            ----------------------------------------------------
                                              (in millions)
Funds:
   Equities                    $25,200   $25,400   $18,000    $ 9,800    $ 5,200
   Floating-Rate Income          9,600    10,100    10,000      6,200      3,900
   Fixed Income                 10,200     9,500     9,600      9,100      9,100
   Money Market                  1,100     1,000       500        800        700
                            ----------------------------------------------------
      Total                     46,100    46,000    38,100     25,900     18,900
                            ----------------------------------------------------
Separately Managed Accounts     10,500     3,200     2,800      2,500      2,400
                            ----------------------------------------------------
      Total                    $56,600   $49,200   $40,900    $28,400    $21,300
                            ====================================================

Total equity assets under management (including Funds and separately managed accounts) comprised 57 percent of total assets under management on October 31, 2001 compared to 55 percent on October 31, 2000. Fixed income assets under management increased to 26 percent of total assets under management from 24 percent a year ago and floating-rate income assets decreased to 17 percent from 21 percent a year ago. The change in the composition of total assets under management is primarily due to the inclusion of Atlanta Capital and Fox Asset Management assets as a result of the September 30, 2001 acquisitions.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

Portfolio managers employed by the Company make investment decisions for all but five of the Eaton Vance Funds in accordance with each Fund's investment objectives and policies. Investment decisions for four international equity funds are made by Lloyd George Management ("LGM"), an independent investment management company based in Hong Kong in which the Company owns a 21 percent equity position. The portfolio managers of the Company and LGM jointly manage one of the Company's international equity funds. OrbiMed Advisors, Inc. ("OrbiMed"), an independent investment management company based in New York, makes investment decisions for Worldwide Health Sciences Portfolio. The Company's portfolio management staff has, on average, more than 18 years of experience in the securities industry. The Company's investment advisory agreements for management services with each of the Funds provide for fees ranging from 10 to 100 basis points of average net assets annually. For Funds that are registered under the Investment Company Act of 1940, as amended ("Registered Funds"), a majority of the independent trustees (i.e., those unaffiliated with the management company) of these Registered Funds must approve the investment advisory agreements annually. The Fund trustees generally may terminate these agreements upon 30 to 60 days notice without penalty. Registered Fund shareholders must approve any material amendments to the investment advisory agreements.

Investment counselors employed by the Company make decisions for the separately managed accounts. The Company's investment counselors use the same sources of information as Fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients. The Company's investment advisory fee agreements for separately managed accounts provide for fees ranging from 20 to 100 basis points of average net assets annually. These agreements are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2001:

                                           INVESTMENT ADVISORY AND
                                            ADMINISTRATION FEES*
                                           YEAR ENDED OCTOBER 31,
                            ----------------------------------------------------
                             2001       2000       1999       1998      1997
                            ----------------------------------------------------
                                              (in thousands)
Investment Advisory
  Fees - Funds              $226,249   $204,926   $173,079   $127,234   $ 95,531
Separately Managed Accounts   14,700     12,436     11,169     11,295      9,503
Administration Fees -
  Funds **                    10,807      8,017     13,129     12,662     12,071
                            ----------------------------------------------------
     Total                  $251,756    225,379   $197,377   $151,191   $117,105
                            ====================================================

* Excludes gold mining investment management fees and administration fees received from funds other than Eaton Vance Funds. The Company did not receive any management or administration fees from gold mining investments from 1998 through 2001.

** Administration fees decreased in fiscal 2000 primarily as a result of the change in fee structure associated with the implementation of Rule 12b-1 equivalent distribution plans by the bank loan interval funds on May 1, 1999. See discussion at Management's Discussion and Analysis of financial conditions and results of operations appearing on pages 18 to 26 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto) which is incorporated herein by reference.

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

EVM also serves as administrator or manager under an Administration Service Agreement or Management Contract (each an "Agreement") to the Funds (including those managed by LGM and OrbiMed). Under such Agreements EVM is responsible for managing the business affairs of these Funds, subject to the supervision of each Fund's Board of Trustees. EVM's services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the Funds' custodian and transfer agent, providing assistance in connection with the Funds' shareholder meetings and other administrative services, including furnishing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the Funds. For the services provided under the Agreements, certain Funds pay EVM a monthly fee calculated at an annual rate of up to 0.35% of average daily gross assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the Fund's Board of Trustees.

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

EVM, BMR, Atlanta Capital and Fox Asset Management have entered into an investment advisory agreement for each separately managed account, which sets forth the account's investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. The Company's investment counselors may assist clients in formulating investment strategies. EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, The U.S. Charitable Gift Trust and its Pooled Income Funds has entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts. EVD does not profit from the raising of contributions for the Gift Trust.

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes continuously offered shares of Funds through EVD. EVD sells Fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 2001, 2000 and 1999 calendar years, the five dealer firms responsible for the largest volume of Fund sales accounted for approximately 34 percent, 31 percent, and 28 percent, respectively, of the Company's Fund sales volume. EVD currently maintains a sales force of more than 53 external wholesalers and 53 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in selling shares of Funds.

In 1997, the Company began offering its Funds to investors without charging sales commissions or other transaction fees, through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells its Registered Funds with up to five separate pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional (no-load) (Class I). For Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the shares sold. EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets.

For Class B and D shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company's financial statements over a four- to six-year period. The shareholder pays a contingent deferred sales charge to EVD if he or she redeems shares within a four-, five- or six-year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the Fund or Class in accordance with a distribution plan adopted by the Fund pursuant to Rule 12b-1 under the Investment Company Act of 1940. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the fund trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a Fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the Fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year's service fees to the dealer at the time of sale. The Fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets. Offering level-load Class C shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

For Class I shares, a minimum investment of $250,000 or higher is required and the shareholder pays no sales charges. The introduction of institutional (Class
I) shares has made a number of funds available to a broader group of financial intermediaries.

From time to time the Company sponsors unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make payments. The privately placed equity funds are managed by EVM and BMR.

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

Reference is made to Note 15 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 2001 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10 percent of the total revenue of the Company.

7
ITEM 1. BUSINESS (CONTINUED)

SIGNIFICANT ACCOUNTING CHANGE

In October 1998, the Financial Accounting Standards Board (FASB) staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both Rule 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." Accordingly, the FASB staff concluded offering costs should be expensed as incurred under the provisions of SOP 98-5. Prior to the FASB staff announcement, it had been the Company's policy to capitalize and amortize these costs over a period not to exceed five years.

As a result, closed-end, interval and private fund sales commissions paid and capitalized prior to the Company's adoption of SOP 98-5 were expensed as a cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, "Accounting Changes." The cumulative effect of the change in accounting principle upon adoption on November 1, 1998 was a charge to the Consolidated Statement of Income of $36.6 million, net of income taxes of $23.4 million.

In April of 1999, the bank loan interval funds received the necessary approvals to implement Rule 12b-1 equivalent distribution plans. Beginning May 1, 1999, with the implementation of these plans, the Company resumed capitalizing and amortizing sales commissions paid to broker/dealers for sales of these funds effective May 1, 1999, the beginning of the third fiscal quarter of 1999. Closed-end and bank loan interval fund sales commissions expensed from November 1, 1998 to April 30, 1999 totaled $71.3 million.

COMPETITIVE CONDITIONS AND RISK FACTORS

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-K) may contain statements which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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

There are few barriers to entry by new investment management firms. The Company's funds and separately managed accounts compete against an ever increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free or tax advantaged investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed and the services provided to investors.

8
ITEM 1. BUSINESS (CONTINUED)
The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separately managed accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any of these contracts are not renewed or are amended to reduce fees, the Company's financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser, administration, distribution and service fees) are calculated as percentages of assets under management. A decline in securities prices or an increase in fund redemptions generally would reduce fee income. Also, financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company's assets under management and consequently its revenue and net income. If, as a result of inflation, expenses rise and assets under management decline, lower fee income and higher expenses would generally reduce or eliminate profits. If expenses rise and/or assets rise, bringing increased fees to offset the increased expenses, profits may not be affected by inflation. There is no predictable relationship between changes in financial assets under management and the rate of inflation. A recession could also adversely impact the Company's revenues if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company's actual results could be affected by the loss of key managerial personnel through competition or retirement.

REGULATION

EVM, BMR, Atlanta Capital and Fox Asset Management are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance Funds are registered with the SEC under the Investment Company Act of 1940, as amended. Except for privately-offered Funds exempt from registration, each U.S. Fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the Funds and investment counseling clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions which may be imposed include the suspension of individual employees, limitations on EVM, BMR, Atlanta Capital or Fox Asset Management engaging in the investment management business for specified periods of time, the revocation of any such Company's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. ("NASD") and other federal and state agencies. EVD is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2001. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

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

EMPLOYEES

On October 31, 2001, the Company and its subsidiaries had 562 full-time employees. On October 31, 2000, the comparable figure was 438.

ITEM 2. PROPERTIES

In November of 2000, Northeast Properties, LLC, a wholly-owned subsidiary of the Company, sold its last remaining property. For information with respect to this property, reference is made to Note 6 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. 2001 Annual Report to Shareholders (Exhibit 13.1 hereto), both of which are incorporated herein by reference.

The Company conducts its principal operations through leased offices located in Boston, Massachusetts, Atlanta, Georgia and Little Silver, New Jersey. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

ITEM 3. LEGAL PROCEEDINGS

On October 15, 2001, a consolidated complaint was filed in the United States District Court for the District of Massachusetts against Eaton Vance Classic Senior Floating-Rate Fund, Eaton Vance Prime Rate Reserves, Eaton Vance Institutional Senior Floating-Rate Fund, Eaton Vance Advisers Senior Floating-Rate Fund (collectively, the "Funds"), their trustees and certain officers of the Funds; EVM, the Funds' administrator; BMR, the Funds' investment adviser; and the Company, the parent of EVM and BMR. The complaint, framed as a class action, alleges that for the period between May 25, 1998 and March 5, 2001, the Funds' assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The complaint seeks unspecified damages. The Company and the other named defendants believe that the complaint is without merit and are vigorously contesting the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote in the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.0078125 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.0078125 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of holders of record of the Company's Non-Voting Common Stock at October 31, 2001 was approximately 970. The additional information required to be disclosed in Item 5 is found on page 10 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Price and Dividend Information" and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data appearing under the caption "Five Year Financial Summary" on page 17 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated by reference. A reference is also made to the discussion of the significant accounting change on page 8 of
Item 1 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of financial condition and results of operations appearing on pages 18 through 25 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk appearing under the caption of "Market Risk" within Management's Discussion and Analysis of financial condition and results of operations appearing on page 25 through 26 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 27 through 50 of the Company's 2001 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at January 16, 2002:


   NAME                  AGE    POSITION
   -----------------------------------------------------------------------------

   James B. Hawkes       60    Chairman of the Board, President and Chief
                                 Executive Officer
   John G.L. Cabot       67    Director
   Leo I. Higdon, Jr.    55    Director
   John M. Nelson        69    Director
   Vincent M. O'Reilly   63    Director
   Ralph Z. Sorenson     68    Director
   Thomas E. Faust Jr.   43    Director, Executive Vice President and Chief
                                 Investment Officer
   Jeffrey P. Beale      45    Vice President and Chief Administrative Officer
   Alan R. Dynner        61    Vice President, Secretary and Chief Legal Officer
   Laurie G. Hylton      35    Vice President and Chief Accounting Officer
   William M. Steul      59    Vice President, Treasurer and Chief Financial
                                 Officer
   Wharton P. Whitaker   57    Vice President and Chief Sales and Marketing
                                 Officer

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

Mr. Cabot has served as a Director of the Company since March 1989. He is Chairman of the Nominating Committee and serves as a member of the Audit and Governance Committees established by the Company's Board of Directors. Mr. Cabot is also a Director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He serves as a member of the Compensation, Option, and Governance Committees established by the Company's Board of Directors. Mr. Higdon has served as the President of the College of Charleston since September of 2001. Prior to joining the College of Charleston, he served as the President of Babson College and as Dean of Business Administration at the Darden Graduate School of Business Administration at the University of Virginia. Mr. Higdon is also a Director of Crompton Corporation and Newmont Mining.

Mr. Nelson has served as a Director of the Company since January 1998. He is Chairman of the Governance Committee and serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is Chairman of Commonwealth National Bank and BNS Corporation.

Mr. O'Reilly has served as a Director of the Company since April 1998. He is Chairman of the Audit Committee and serves as a member of the Executive, Nominating and Governance Committees established by the Company's Board of Directors. Mr. O'Reilly serves as a faculty member at the Carroll Graduate School of Management at Boston College. He was formerly a partner of Coopers and Lybrand. Mr. O'Reilly serves as a Director of the Neiman Marcus Group and Teradyne, Inc.

Mr. Sorenson has served as a Director of the Company since March 1989. He is Chairman of both the Compensation and Option Committees and serves as a member of the Audit and Governance Committees established by the Company's Board of Directors. Mr. Sorenson also serves as a Director of Houghton Mifflin Company, Polaroid Corporation, Northern Trust Bank of Colorado, Exabyte Corp. and Whole Foods Market.

Mr. Faust was elected a Director of the Company and Chief Investment Officer in January 2002 and has been the Executive Vice President since January 2000. He served as head of the Company's equity investment group from February 1995 to October 2001 and was a Vice President of the Company from December 1987 to January 2000. Mr. Faust serves as a member of the Executive and Governance Committees established by the Company's Board of Directors and as a member of the Company's Management Committee.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Prior to joining the Company, he was a Senior Vice President of Putnam Investments from December 1997 to June 1998. Mr. Beale was a Vice President of the Company from May 1992 to December 1997. Mr. Beale is a member of the Company's Management Committee.

Mr. Dynner has been Vice President and Chief Legal Officer of the Company since November 1996 and Secretary of the Company since January 2000. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. Mr. Dynner is a member of the Company's Management Committee. He is an officer of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Steul has been Vice President, Treasurer and Chief Financial Officer of the Company since December 1994. Mr. Steul is a member of the Company's Management Committee.

Mr. Whitaker has been Vice President and Chief Sales and Marketing Officer of the Company since January 2002, and has been the President, Eaton Vance Distributors, Inc., since November 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc., from June 1987 to October 1991. Mr. Whitaker is a member of the Company's Management Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal 2001 all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2001 except for a report covering one transaction filed late by Ralph Z. Sorenson.

ITEM 11.  EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                 LONG TERM COMPENSATION
                                                                               ---------------------------
                                              ANNUAL COMPENSATION                        AWARDS
                                                                               ---------------------------
                                                                                RESTRICTED        SECURITIES
NAME AND PRINCIPAL                                              OTHER ANNUAL      STOCK           UNDERLYING    ALL OTHER
POSITION                     YEAR       SALARY        BONUS    COMPENSATION(1)   AWARD (2)         OPTIONS    COMPENSATION(3)
----------------------------------------------------------------------------------------------------------------------------
                                          ($)          ($)           ($)           ($)               (#)            ($)
----------------------------------------------------------------------------------------------------------------------------
James B. Hawkes President    2001       602,000     3,125,000         4,090              -          160,000       30,000
and Chief Executive          2000       450,000     2,500,000         4,345              -          100,000       30,000
Officer                      1999       430,000     1,750,000         4,894              -          140,000       30,000
----------------------------------------------------------------------------------------------------------------------------
Thomas E. Faust Jr.          2001       407,000     2,812,500        38,348              -          125,000       30,000
Executive Vice President     2000       330,000     2,250,000        58,241      1,000,000           60,000       30,000
and Chief Investment         1999       315,000     1,535,000        51,941              -           80,000       30,000
Officer
----------------------------------------------------------------------------------------------------------------------------
Alan R. Dynner               2001       280,000       610,000         7,174              -           30,000       30,000
Vice President and Chief     2000       272,000       435,000         8,347              -           30,000       30,000
Legal Officer                1999       265,000       350,000         9,414              -           40,000       30,000
----------------------------------------------------------------------------------------------------------------------------
William M. Steul             2001       280,000       610,000         6,203              -           30,000       30,000
Vice President and Chief     2000       275,000       435,000         6,952              -           30,000       30,000
Financial Officer            1999       270,000       350,000         9,399              -           40,000       30,000
----------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker          2001       263,000     1,161,104         7,184              -           30,000       30,000
Vice President and Chief     2000       255,000     1,182,208         8,335              -           30,000       30,000
Sales and Marketing          1999       249,000     1,340,819         9,425              -           40,000       30,000
Officer
----------------------------------------------------------------------------------------------------------------------------

(1) The amounts appearing under "Other Annual Compensation" represent the discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

(2) Mr. Faust had aggregate restricted stock holdings of 52,364 shares with a market value of $1,471,428 at October 31, 2001.
    Shares vest over five to seven years from the date of grant. The Company expects 34,909 shares to vest over the next three years. Dividends are paid on restricted stock awards.

(3) The amounts appearing under "All Other Compensation" represent contributions by the Company to the Company's profit sharing plans, supplemental profit sharing and 401(k) Plans.

(B) OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 2001 to the named executive officers:

                                                 PERCENTAGE
                                 NUMBER OF        OF TOTAL                                POTENTIAL REALIZABLE VALUE
                                 SECURITIES       OPTIONS                                 AT ASSUMED ANNUAL RATES OF
                                 UNDERLYING      GRANTED TO      EXERCISE                   STOCK PRICE APPRECIATION
                                  OPTIONS       EMPLOYEES IN      PRICE       EXPIRATION       FOR OPTION TERM(1)
           NAME                   GRANTED       FISCAL YEAR     ($/SHARE)        DATE         5% ($)       10% ($)
---------------------------------------------------------------------------------------------------------------------
James B. Hawkes                    155,924          7.8%         $24.531       11/01/10     2,405,534      6,096,094
                                     4,076          0.2%         $26.984       11/01/05        17,626         51,046
Thomas E. Faust Jr.                120,924          6.0%         $24.531       11/01/10     1,865,567      4,727,714
                                     4,076          0.2%         $26.984       11/01/05        17,626         51,046
Alan R. Dynner                      25,924          1.3%         $24.531       11/01/10       399,945      1,013,540
                                     4,076          0.2%         $26.984       11/01/05        17,626         51,046
William M. Steul                    25,924          1.3%         $24.531       11/01/10       399,945      1,013,540
                                     4,076          0.2%         $26.984       11/01/05        17,626         51,046
Wharton P. Whitaker                 25,924          1.3%         $24.531       11/01/10       399,945      1,013,540
                                     4,076          0.2%         $26.984       11/01/05        17,626         51,046


(1) Amounts calculated using 5 percent and 10 percent assumed annual rates of stock price appreciation represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term.
    Actual gains, if any, on stock option exercises will depend on the future performance of the Company's stock and the dates on which the options are exercised.

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 2001 and stock options held as of October 31, 2001 by the named executive officers.

                                                                NUMBER OF
                                SHARES                     SECURITIES UNDERLYING              VALUE OF UNEXERCISED
                             ACQUIRED ON    VALUE         UNEXERCISED OPTIONS AT             IN-THE-MONEY OPTIONS AT
                               EXERCISE    REALIZED         FISCAL YEAR END                    FISCAL YEAR END (1)
                          ---------------------------------------------------------------------------------------------
                                                           EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
          NAME                (#)           ($)               (#)              (#)            ($)              ($)
-----------------------------------------------------------------------------------------------------------------------
James B. Hawkes                 15,000       344,859        1,013,285        326,715       22,051,290        2,868,108
Thomas E. Faust Jr.             76,504     1,771,607          190,781        229,715        3,758,003        1,895,068
Alan R. Dynner                 165,098     3,966,978          110,992         93,910        2,317,106        1,051,239
William M. Steul                51,200     1,064,548           10,704         35,818          212,029          189,300
Wharton P. Whitaker                  -             -           63,074         91,710        1,268,109        1,005,481

(1) Based on the fair market value of the Company's Non-Voting Common stock on October 31, 2001 ($28.10) as reported on the New York Stock Exchange, less the option exercise price.

(D) COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $5,000 per quarter and $1,000 per meeting. During the fiscal year ended October 31, 2001, Leo Higdon and John M. Nelson, Jr. each received $25,000; John G.L. Cabot, Vincent M. O'Reilly and Ralph Z. Sorenson received $28,000, $26,000, and $29,000, respectively. In addition, each Director was granted options for 3,686 shares.

(E) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.0078125 par value (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 2001), James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer. The Voting Trust was renewed for an additional three-year term until October 30, 2003. The Voting Trustees have unrestricted voting rights to elect the Company's directors. At December 31, 2001, the Company had outstanding 154,880 shares of Voting Common Stock. Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at December 31, 2001, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 154,880 shares of the Voting Common Stock then outstanding:

                                             NUMBER OF SHARES OF
                                             VOTING COMMON STOCK
   TITLE OF CLASS             NAME           COVERED BY RECEIPTS     % OF CLASS
--------------------------------------------------------------------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

Messrs. Hawkes and Faust are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Dynner, Steul and Whitaker are all officers of the Company and Voting Trustees of the Voting Trust; Messrs. Fetter, Richardson, Page, Swaffield and Weilheimer are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.0078125 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 2001, the officers and Directors of the Company, as a group, beneficially owned 5,541,709 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 7.86 percent of the 69,544,076 shares then outstanding plus 937,883 shares subject to options exercisable within 60 days based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock (including, as noted unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 2001 (such investment power being sole unless otherwise indicated):

                                                AMOUNT OF
                                                BENEFICIAL           PERCENTAGE
     TITLE OF CLASS        BENEFICIAL OWNERS    OWNERSHIP (A)       OF CLASS (B)
--------------------------------------------------------------------------------
Non-Voting Common Stock   Landon T. Clay       10,940,988  (d)         15.73
Non-Voting Common Stock   James B. Hawkes       2,952,134  (c) (e) (g)  4.21
Non-Voting Common Stock   Thomas E. Faust Jr.     909,514  (c) (g)      1.30
Non-Voting Common Stock   Wharton P. Whitaker     703,692  (c) (g)      1.01
Non-Voting Common Stock   William M. Steul        298,727  (c) (g)      0.43
Non-Voting Common Stock   Alan R. Dynner          234,363  (c)          0.34
Non-Voting Common Stock   John G.L. Cabot         220,223  (c) (f)      0.32
Non-Voting Common Stock   Ralph Z. Sorenson        82,255  (c)          0.12
Non-Voting Common Stock   John M. Nelson           21,735  (c)          0.03
Non-Voting Common Stock   Vincent M. O'Reilly       9,594  (c)          0.01
Non-Voting Common Stock   Leo I. Higdon             4,339  (c)          0.01

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

    (a) Based solely upon information furnished by the individuals.

    (b) Based on 69,544,076 outstanding shares plus options exercisable within 60 days of 498,011 for Mr. Hawkes, 180,147 for Mr. Faust, 64,935 for Mr. Dynner, 54,435 for Mr. Whitaker, 32,835 for Mr. Steul, 13,735 for Mr. Nelson, 9,863 for Mr. Cabot, 9,863 for Mr. Sorenson, 8,376 for Mr. O'Reilly, and 2,339 for Mr. Higdon.

    (c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

    (d) Includes 20,000 shares held by Mr. Clay's children, 8,360 shares held in the trust of a profit sharing retirement plan for employees of Flowers Antigua, of which the sole beneficiary is the spouse of Mr. Clay and 50,840 shares held in trust of a profit sharing retirement plan for employees of LTC Corp., 60 percent owned by Mr. Clay.

    (e) Includes 93,160 shares owned by Mr. Hawkes' spouse and 60,682 shares held by Mr. Hawkes' daughter.

    (f) Includes 32,000 shares held in a family limited partnership.

    (g) Includes shares held in the trust of the Stock Option Income Deferral Plan of 474,611 for Mr. Hawkes, 63,833 for Mr. Faust, 40,396 for Mr. Steul, and 30,506 for Mr. Whitaker.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(C) INDEBTEDNESS OF MANAGEMENT

In 1998, the Company increased to $10,000,000 the amount in the Executive Loan Program, which is available for loans to key employees for the purpose of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Such loans are written for a seven-year period, at varying fixed interest rates, and notes evidencing them require repayment in annual installments commencing with the third year in which the loan is outstanding. Loans outstanding under this program amounted to $2,641,074 at October 31, 2001.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan programs at any time since November 1, 2000, in an aggregate amount in excess of $60,000:

                                                              RATE OF INTEREST
                       LARGEST AMOUNT OF         LOANS           CHARGED ON
                       LOANS OUTSTANDING    OUTSTANDING AS       LOANS AS OF
                        SINCE 11/1/2000      OF 12/31/2001       12/31/2001
--------------------------------------------------------------------------------
James B. Hawkes           $ 559,695          $ 413,852        4.83% - 7.61%  (1)
Alan Dynner               $ 399,940          $ 399,940                4.96%
Jeffrey P. Beale          $  86,016          $  86,016                4.30%

(1) 7.61% interest payable on $23,100 principal amount, 6.77% interest payable on $80,000 principal amount, 4.83% interest payable on $194,220 principal amount, 6.47% interest payable on $58,266 principal amount, and 6.32% interest payable on $58,266 principal amount.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (1) The following consolidated financial statements of Eaton Vance Corp. and independent auditors' report, included on pages 27 through 50 of the Annual Report, are incorporated by reference as a part of this Form 10-K:

                                                                       SEPARATE
                                                                       DOCUMENT
        EATON VANCE CORP. 2001 ANNUAL REPORT TO SHAREHOLDERS         PAGE NUMBER
--------------------------------------------------------------------------------

        Consolidated Statements of Income for each of the three
        years in the period ended October 31, 2001                            27

        Consolidated Balance Sheets as of October 31, 2001 and 2000        28-29

        Consolidated Statements of Shareholders' Equity and
        Comprehensive Income for each of the three years in the
        period ended October 31, 2001                                      30-31

        Consolidated Statements of Cash Flows for each of the three
        years in the period ended October 31, 2001                            32

        Notes to Consolidated Financial Statements                         33-49

        Independent Auditors' Report                                          50

        All other schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

    (2) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 24 through 27 and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(B)      REPORTS ON FORM 8-K

The Company filed a Form 8-K with the SEC on July 26, 2001 regarding the agreement to acquire 80 percent of Fox Asset Management LLC.

The Company filed a Form 8-K with the SEC on August 2, 2001 regarding the agreement to acquire 70 percent of Atlanta Capital Management Company, LLC.

The Company filed a Form 8-K with the SEC on August 6, 2001 and August 7, 2001 regarding the issuance of Eaton Vance Management's zero-coupon exchangeable senior notes due in 2031.

The Company filed a Form 8-K with the SEC on October 2, 2001 regarding the closing of the acquisitions of Atlanta Capital Management Company, LLC and Fox Asset Management LLC.

The Company filed a Form 8-K/A with the SEC on October 19, 2001 regarding the closing of the acquisitions of Atlanta Capital Management Company, LLC and Fox Asset Management LLC and their related unit purchase agreements.

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

                                                January 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes          Chairman, Director and            January 29, 2002
James B. Hawkes              Principal Executive Officer

/s/ William M. Steul         Chief Financial Officer           January 29, 2002
William M. Steul

/s/ Laurie G. Hylton         Chief Accounting Officer          January 29, 2002
Laurie G. Hylton

/s/ John G.L. Cabot          Director                          January 29, 2002
John G.L. Cabot

/s/ Thomas E. Faust Jr.      Director                          January 29, 2002
Thomas E. Faust Jr.

/s/ Leo I. Higdon            Director                          January 29, 2002
Leo I. Higdon

/s/ John M. Nelson           Director                          January 29, 2002
John M. Nelson

/s/ Vincent M. O'Reilly      Director                          January 29, 2002
Vincent M. O'Reilly

/s/ Ralph Z. Sorenson        Director                          January 29, 2002
Ralph Z. Sorenson

                                  EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

EXHIBIT NO.       DESCRIPTION

2.1 Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O'Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2 Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O'Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3 Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

3.6 Copy of the Company's Articles of Amendment effective at the close of business on October 11, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

4.2 Copy of the Indenture between Eaton Vance Management and The Chase Manhattan Bank, as Trustee, dated as of August 13, 2001 has been filed as
      Exhibit 4.1 to the Form S-3 filed on November 9, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.13 Copy of 1998 Stock Option Plan - Restatement No.1 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as
      Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.14 Copy of 1986 Employee Stock Purchase Plan - Restatement No.8 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.14 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.15 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No.4 as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

EXHIBIT NO.       DESCRIPTION

10.16 Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.17 Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.18 Copy of 1998 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on November 1, 2000 has been filed as
      Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.19 Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.20 Copy of 1986 Employee Stock Purchase Plan - Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.21 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.22 Copy of 1998 Stock Option Plan - Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 (S.E.C. File No. 1-8100) (filed herewith).

10.23 Copy of the Credit Agreement, dated December 21, 2001, between Eaton Vance Management as borrower, Citicorp USA, Inc. as syndication agent and JP Morgan Chase Bank, as administrative agent (S.E.C. File No. 1-8100) (filed herewith).

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2001 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 2001 (filed herewith).

23.1  Independent Auditors' Consent (filed herewith).

99.2  List of Eaton Vance Corp. Open Registration Statements (filed herewith).