Form 10-Q
period 2002-01-31
EATON VANCE CORP
filed 2002-03-15
CIK 350797

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

                 For the quarterly period ended January 31, 2002

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




Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        Shares outstanding as of January 31, 2002:
                Voting Common Stock - 154,880 shares
                Non-Voting Common Stock - 69,524,531 shares


                               Page 1 of 22 pages

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                           January 31,            October 31,
                                                                              2002                   2001
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  129,378              $  115,681
  Short-term investments                                                         93,399                  95,028
  Investment adviser fees and other receivables                                  23,750                  22,559
  Other current assets                                                            3,372                   4,212
                                                                         ---------------------------------------
          Total current assets                                                  249,899                 237,480
                                                                         ---------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                                       6,864                   6,995
    Investment companies                                                         17,862                  15,565
    Other investments                                                            14,368                  14,144
  Other receivables                                                               5,829                   5,829
  Deferred sales commissions                                                    263,035                 266,738
  Other deferred assets                                                           5,659                   5,131
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $9,002
    and $8,956, respectively                                                     14,556                  14,938
  Goodwill                                                                       69,258                  69,212
  Other intangible assets, net of accumulated amortization
     of $1,352 and $871, respectively                                            38,788                  39,269
                                                                         ---------------------------------------
          Total other assets                                                    436,219                 437,821
                                                                         ---------------------------------------

Total assets                                                                 $  686,118              $  675,301
                                                                         =======================================

See notes to consolidated financial statements.

                                                                        January 31,              October 31,
                                                                            2002                     2001
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                $         16,473         $         38,358
  Accounts payable and accrued expenses                                         20,562                   20,879
  Dividend payable                                                               5,035                    4,955
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                     23,741                   12,509
                                                                      ------------------------------------------
          Total current liabilities                                             72,954                   83,844
                                                                      ------------------------------------------

LONG-TERM LIABILITIES:
  6.22% senior notes due 2004                                                   14,286                   14,286
  1.5% zero-coupon exchangeable senior notes due 2031                          201,950                  201,202
  Deferred income taxes                                                         68,259                   73,878
                                                                      ------------------------------------------
          Total long-term liabilities                                          284,495                  289,366
                                                                      ------------------------------------------
          Total liabilities                                                    357,449                  373,210
                                                                      ------------------------------------------
Minority interest                                                                1,271                      965
                                                                      ------------------------------------------
Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares
    Issued, 154,880 shares                                                           1                        1
 Non-voting common stock, par value $0.0078125
   per share:
    Authorized, 95,360,000 shares
    Issued, 69,524,531 and 68,462,051 shares, respectively                         543                      535
 Accumulated other comprehensive income                                          3,899                    4,898
 Notes receivable from stock option exercises                                   (2,496)                  (2,641)
 Deferred compensation                                                          (2,925)                  (3,200)
 Retained earnings                                                             328,376                  301,533
                                                                      ------------------------------------------
           Total shareholders' equity                                          327,398                  301,126
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        686,118         $        675,301
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  2002                  2001
                                                                          --------------------------------------------
                                                                            (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees                                  $   71,867             $         61,118
  Distribution and underwriter fees                                               36,533                       39,407
  Service fees                                                                    21,783                       19,401
  Other income                                                                       499                          183
                                                                          --------------------------------------------
          Total revenue                                                          130,682                      120,109
                                                                          --------------------------------------------

EXPENSES:
  Compensation of officers and employees                                          28,060                       22,665
  Amortization of deferred sales commissions                                      20,038                       17,496
  Service fee expense                                                             18,272                       18,849
  Other expenses                                                                  14,794                       13,788
                                                                          --------------------------------------------
           Total expenses                                                         81,164                       72,798
                                                                          --------------------------------------------
OPERATING INCOME                                                                  49,518                       47,311

OTHER INCOME (EXPENSE):
  Interest income                                                                  1,689                        1,808
  Interest expense                                                                (1,087)                        (462)
  Gain (loss) on sale of investments                                               1,383                         (255)
  Equity in net income (loss) of affiliates                                         (131)                         892
                                                                          --------------------------------------------
INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES                                                                    51,372                       49,294

MINORITY INTEREST                                                                   (306)                           -
                                                                          --------------------------------------------
INCOME BEFORE INCOME TAXES                                                        51,066                       49,294

INCOME TAXES                                                                      17,873                       17,253
                                                                          --------------------------------------------
NET INCOME                                                                    $   33,193             $         32,041
                                                                          ============================================
EARNINGS PER SHARE:
     Basic                                                                    $     0.48             $           0.46
                                                                          ============================================
     Diluted                                                                  $     0.46             $           0.44
                                                                          ============================================
DIVIDENDS DECLARED, PER SHARE                                                 $   0.0725             $         0.0600
                                                                          ============================================
Weighted average common shares outstanding                                        69,042                       69,228
                                                                          ============================================
Weighted average common shares outstanding assuming dilution                      71,813                       72,401
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                            2002                  2001
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and cash equivalents, beginning of period                          $     115,681         $       60,479
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     33,193                 32,041
Adjustments to reconcile net income to net cash provided by
(used for) operating activities:
      (Gain) loss on sale of investments                                       (1,383)                   419
      Equity in net (income) loss of affiliate                                    131                   (892)
      Dividends received from affiliate                                             -                    750
      Minority interest                                                           306                      -
      Interest on long-term debt                                                  748                      -
      Deferred income taxes                                                    (4,773)                   258
      Compensation related to restricted stock issuance                           275                    275
      Depreciation and other amortization                                       1,268                    576
      Amortization of deferred sales commissions                               20,038                 17,496
      Payment of capitalized sales commissions                                (23,267)               (35,954)
      Capitalized sales charges received                                        6,930                  5,568
      Proceeds from the sale of trading investments                             1,051                 40,900
      Purchase of trading investments                                               -                 (1,333)
      Changes in other assets and liabilities                                  (8,599)                (1,344)
                                                                       --------------------------------------
        Net cash provided by operating activities                              25,918                 58,760
                                                                       --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                            (324)                  (436)
    Net decrease in notes receivable from affiliates                              146                    207
    Proceeds from sale of real estate                                               -                  1,196
    Proceeds from sale of available-for-sale investments                       50,055                      -
    Purchase of available-for-sale investments                                (52,337)               (45,498)
                                                                       --------------------------------------
       Net cash used for investing activities                                  (2,460)               (44,531)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                               Three Months Ended
                                                                                  January 31,
                                                                            2002               2001
                                                                     ---------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Debt issuance costs                                                          (110)                   -
    Proceeds from the issuance of non-voting
      common stock                                                             11,554                4,730
    Dividend paid                                                              (5,112)              (4,164)
    Repurchase of non-voting common stock                                     (16,093)             (20,527)
                                                                       -------------------------------------
       Net cash used for financing activities                                  (9,761)             (19,961)
                                                                       -------------------------------------
Net increase (decrease) in cash and cash equivalents                           13,697               (5,732)
                                                                       -------------------------------------
Cash and cash equivalents, end of period                               $      129,378     $          54,747
                                                                       =====================================
SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $            6     $             17
                                                                       =====================================
   Income taxes paid                                                   $        7,650     $          1,194
                                                                       =====================================

See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (the Company) include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142.

The Company adopted the provisions of SFAS No. 141 for its two acquisitions completed September 30, 2001. Management adopted the provisions of SFAS No. 142 for intangibles and equity investments purchased prior to June 30, 2001 effective November 1, 2001. The adoption of this standard did not have a material impact on the results of operations or the consolidated financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. SFAS No. 144 is effective for the Company's fiscal year beginning November 1, 2002. Management is currently assessing the impact SFAS No. 144 will have upon adoption.

(3) COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first three months of fiscal 2002, the Company purchased 471,000 shares of its non-voting common stock under this share repurchase authorization. Approximately 3,500,000 shares remain under the current authorization.

(4) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $53.3 million, which exceeded its minimum net capital requirement of $1.9 million at January 31, 2002. The ratio of aggregate indebtedness to net capital at January 31, 2002 was .56 to 1.

(5) FINANCIAL INSTRUMENTS

UNREALIZED SECURITIES HOLDING GAINS AND LOSSES The Company has classified as available-for-sale investments in sponsored mutual funds included as "Short-term investments," "Investments in investment companies" and "Other investments" on the Company's Consolidated Balance Sheets. Gross unrealized gains and gross unrealized losses have been excluded from earnings and reported in accumulated other comprehensive income as a separate component of shareholders' equity, net of deferred taxes.


(in thousands)                            January 31, 2002     October 31, 2001
--------------------------------------------------------------------------------
Investments in sponsored mutual funds        $111,870               $111,058
Gross unrealized gains                         $6,423               $8,290
Gross unrealized losses                          $378               $690

Gross unrealized losses related to securities classified as trading were immaterial for the quarters-ended January 31, 2002 and 2001.

(6) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the quarters-ended January 31, 2002 and 2001.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $3.0 million and $0.2 million for the three months ended January 31, 2002 and 2001. Such benefit has been reflected in equity.

(7) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of net unrealized holding gains and losses.

The following table shows comprehensive income for the three months ended January 31, 2002 and 2001.

(in thousands)                                             2002       2001
--------------------------------------------------------------------------------
Net income                                            $   33,193   $   32,041
Net unrealized  gain (loss) on
  available-for-sale  securities,  net of
  income taxes of ($632) and ($216), respectively        (1,000)           24
                                                      --------------------------
Comprehensive income                                  $   32,339   $   32,065
                                                      ==========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is creating, marketing and managing investment companies ("funds") and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third-party broker-dealers, independent financial institutions and investment advisers.

The Company's revenue is primarily derived from investment adviser, administration, distribution and service fees received from the Eaton Vance funds and adviser fees received from separately managed accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized as earned. The Company's major expenses are the amortization of deferred sales commissions and other marketing costs, employee compensation, occupancy costs and service fees.

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

Sales commissions paid to brokers and dealers in connection with the sale of shares of open-end and bank loan interval funds are capitalized and amortized over various periods, none of which exceeds six years. Distribution plan payments received from these funds are recorded in income as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds, respectively, reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Management believes that its policy relative to deferred sales commissions is critical. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, there would be both an immediate diminution in the value of the asset and future exposure relative to cash flow. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Identifiable intangibles generally represent the cost of management contracts acquired. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but will be tested annually for impairment since it arose in acquisitions subsequent to June 30, 2001.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to brokers and dealers. Prior to January 1, 2001, these commissions were currently deducted for tax purposes. Effective January 1, 2001, sales commissions are deducted for income tax purposes over their estimated useful lives rather than at the time of payment. Management believes that its policy relative to accounting for income taxes is critical. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws and the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company's tax position and effective tax rate.

Equity  investments  in companies  that issue  collateralized  debt  obligations
(CDOs) are accounted for under Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO fund to determine if an impairment charge regarding its equity investments is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Management believes that its policy relative to accounting for its equity investments in CDO companies is critical. In periods of rising default rates and declining recovery rates, the carrying value of the Company's investments in these equity interests may be adversely affected by unfavorable changes in cash flow estimates and higher expected returns.

A CDO involves the issuance by a CDO company of non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high net-worth investors. The CDO debt securities are secured by collateral in the form of high yield bonds and/or floating-rate income instruments. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO company. Thus, the Company's financial exposure to the CDOs it manages is limited to its equity interests in the CDO companies as reflected in the Company's Consolidated Balance Sheets, totaling $12.8 million at January 31, 2002.

The Company continuously reviews any complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5 and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. No losses of this nature have been recorded in the financial statements included in this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

The Company reported earnings of $33.2 million or $0.46 per diluted share in the first quarter of fiscal 2002 compared to $32.0 million or $0.44 per diluted share in the first quarter of fiscal 2001, an increase of 5 percent.

ASSET HIGHLIGHTS
Assets under management of $59.3 billion on January 31, 2002 were 20 percent higher than the $49.3 billion reported a year earlier. Asset growth in the past twelve months benefited from the acquisitions of Atlanta Capital Management Company, LLC and Fox Asset Management LLC, which added $7.9 billion of assets under management on September 30, 2001 and strong net inflows.

Net inflows of long-term fund and separate account assets in the first three months of fiscal 2002 were $0.6 billion compared to $1.5 billion in the first three months of last year. Net inflows in the first quarter of 2001 benefited from $1.0 billion of equity private placements compared to $0.3 billion in the first quarter of fiscal 2002.

ASSET FLOWS
                                              THREE MONTHS ENDED
(IN BILLIONS)                        JANUARY 31, 2002     JANUARY 31, 2001
--------------------------------------------------------------------------------
Long-term fund assets - beginning          $45.0               $45.0
  Sales/inflows                              2.1                 3.2
  Redemptions/outflows                      (1.5)               (1.7)
  Exchanges                                  0.1                (0.1)
  Appreciation (depreciation)                1.3                (0.9)
                                           -------------------------------------
Long-term fund assets - ending              47.0                45.5
                                           -------------------------------------
Separate accounts - ending                  11.3                 3.3
Money market fund assets - ending            1.0                 0.5
                                           -------------------------------------
Total assets under management - ending     $59.3               $49.3
                                           =====================================

Equity assets under management comprised 59 percent of total assets under management on January 31, 2002 as compared to 57 percent on January 31, 2001. Fixed income assets under management increased to 25 percent of total assets under management from 24 percent a year ago and floating-rate income assets decreased to 16 percent from 19 percent a year ago. The change in the composition of total assets under management is primarily due to the inclusion of the Atlanta Capital and Fox Asset Management assets under management as a result of the September 30, 2001 acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

                                         JANUARY 31, 2002      JANUARY 31, 2001
--------------------------------------------------------------------------------
Equity                                       $35.2                 $27.9
Fixed income                                  14.8                  11.9
Floating-rate income                           9.3                   9.5
                                        ----------------------------------------
Total                                        $59.3                 $49.3
                                        ========================================

REVENUE
The Company reported revenue of $130.7 million in the first quarter of fiscal 2002 compared to $120.1 million in the first quarter of fiscal 2001, an increase of 9 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored mutual funds and separately managed accounts and are based upon a percentage of the market value of assets under management. Shifts in the asset mix and changes in the market value affect the composition and amount of investment adviser and management fees. Investment adviser and administration fees increased by 18 percent to $71.9 million in the first quarter of fiscal 2002 from $61.1 million in the first quarter of fiscal 2001 as a result of the growth in average assets under management year-over-year.

The Company currently sells its registered funds under 5 separate pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class I). As the Company's mix of assets under management changes, the composition and amount of distribution income is also affected. Over the past year the Company has experienced a shift in its asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management resulting in a reduction of distribution income. Distribution and underwriting fees decreased by 7 percent to $36.5 million in the first quarter of fiscal 2002 from $39.4 million a year earlier as a result of a corresponding decline in Class B assets under management.

Service fee income, which is also based upon a percentage of the market value of assets under management, increased to $21.8 million in the first quarter of fiscal 2002 from $19.4 million a year earlier primarily due to an increase in assets under management.

EXPENSES
Compensation expense increased 24 percent in the first quarter of fiscal 2002 compared to the first quarter of 2001, primarily due to the acquisitions of Atlanta Capital and Fox Asset Management and the build up of the sales infrastructure of the managed account business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Amortization of deferred sales commissions increased 15 percent to $20.0 million in the first quarter of fiscal 2002 from $17.5 million in the first quarter of fiscal 2001, primarily due to the on-going sales of mutual fund Class B shares, Class C shares and private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a 9-month period in fiscal 1998 and 1999, certain deferred sales commissions were required to be expensed rather than capitalized, extinguishing future amortization charges. Had these changes in accounting not taken place, amortization of deferred commission assets would have grown 6 percent from the first quarter of fiscal 2001 to the first quarter of fiscal quarter of 2002. As discussed above, the Company has experienced an overall shift in its assets under management from Class B assets to Class A assets, which may result in a reduction in amortization expense over time.

Service fee expense is calculated as a percentage of the market value of assets under management and decreased 3 percent to $18.3 million in the first quarter of fiscal 2002 from a year earlier primarily due to a shift in product mix within the floating-rate asset category.

Other expenses increased 7 percent in the first quarter of fiscal 2002, reflecting the acquisitions of Fox Asset Management and Atlanta Capital.

OTHER INCOME AND EXPENSE
Net realized gains of $1.4 million in the first quarter of fiscal 2002 are due primarily to a gain on the liquidation of an investment in sponsored mutual funds. This compares to a $0.3 million loss on the sale of the Company's last remaining real estate property in the first quarter of fiscal 2001.

INCOME TAXES
The Company's effective tax rate was 35 percent during the first quarter of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $222.8 million at January 31, 2002, an increase of $12.1 million from October 31, 2001.

OPERATING CASH FLOWS
The Company generated $25.9 million of cash from operations in the first quarter of fiscal 2002 compared to $58.8 million in the first quarter of fiscal 2001. Cash generated from operations decreased in the first quarter of fiscal 2002 from fiscal 2001 as a result of $40.9 million of proceeds received from the sale of trading investments in the first quarter of fiscal 2001. Included in cash flows from operations are the payment of capitalized sales commissions associated with the distribution of the Company's Class B and Class C funds, as well as the Company's equity fund private placements. These commission payments continue to be a significant use of cash and decreased to $23.3 million in the first quarter of fiscal 2002 compared to $36.0 million in the first quarter of fiscal 2001 as a result of a decrease in equity fund private placements year-over-year. Effective January 1, 2001, sales commissions are required to be capitalized and deducted, for tax purposes, over their estimated useful lives. Commission payments made prior to January 1, 2001 were deducted for tax purposes at the time of payment. Although this change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes, it has not and will not have an impact on the Company's effective tax rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, reduced cash and cash equivalents by $2.5 million in the first quarter of fiscal 2002 compared to $44.5 million in the first quarter of fiscal 2001. Cash used for investing activities decreased in the first quarter of fiscal 2002 from fiscal 2001 as a result of $50.1 million of proceeds received from the sale of available-for-sale investments in the first quarter of fiscal 2002.

FINANCING CASH FLOWS
Financing activities, consisting primarily of the issuance and repurchase of the Company's non-voting common stock, reduced cash and cash equivalents by $9.8 million in the first quarter of fiscal 2002 compared to $20.0 million in the first quarter of fiscal 2001. The Company repurchased a total of 471,000 shares of its non-voting common stock for $16.1 million in the first quarter of fiscal 2002 under its authorized repurchase program and issued 1,534,000 shares or $11.6 million of non-voting common stock in the first quarter of fiscal 2002. The Company increased its dividend to $0.0725 in the first quarter of fiscal 2002 from $0.0600 in the first quarter of 2001.

The following table details the Company's contractual obligations under its senior notes and lease arrangements:

-----------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATION                                            PAYMENTS DUE
-----------------------------------------------------------------------------------------------------------
                                                    LESS THAN 1        1-3          4-5            AFTER
(IN MILLIONS)                           TOTAL          YEAR           YEARS        YEARS          5 YEARS
-----------------------------------------------------------------------------------------------------------
6.22% Senior Notes due 2004             $21.4          $7.1          $14.3             -              -
-----------------------------------------------------------------------------------------------------------
Operating leases                        $37.4          $4.7          $10.3         $10.1          $12.3
-----------------------------------------------------------------------------------------------------------

Excluded from the table above are the Company's zero-coupon exchangeable senior notes at a principal amount at maturity of $314.0 million due August 13, 2031. The Company's operating subsidiary Eaton Vance Management (EVM) issued the notes in August of 2001 resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The exchangeable notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5% per year. Upon certain events, each note is exchangeable into 14.3657 shares of the Company's non-voting common stock, subject to adjustment. EVM may redeem the exchangeable notes for cash on or after August 13, 2006 at their accreted value. At the option of note holders, EVM may be required to repurchase the exchangeable notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the note holders, EVM may also be required to repurchase the exchangeable notes at their accreted value if the credit rating of the notes is decreased by three or more rating subcategories below its initial rating by either Moody's or Standard and Poor's. Such repurchases can be paid in cash, shares of the Company's non-voting common stock or a combination of both.

In December 2001, the Company executed a revolving credit facility with several banks. This facility, which expires December 2004, provides that the Company may borrow up to $170 million at market rates of interest that vary depending on level of usage of the facility and the Company's credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At January 31, 2002, the Company had no borrowings outstanding under its revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company expects the principal uses of cash will be to increase assets under management through expansion, pay operating expenses, enhance technology infrastructure, purchase investments, pay shareholder dividends, repay and service debt and acquire shares of the Company. The Company expects to generate cash through its short-term funding resources including operating cash flows, its line of credit and cash on hand. Operating cash flows are affected by changes in securities markets. For a further discussion of market risk please see the section regarding "Certain Factors That May Affect Future Results" below. The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

The Company does not invest in any off balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose the Company to any liability that is not reflected in the Consolidated Financial Statements.

ACCOUNTING CHANGES

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142.

The Company has adopted the provisions of SFAS No. 141 for its two acquisitions completed September 30, 2001. Management adopted the provisions of SFAS No. 142 for intangibles and equity investments purchased prior to June 30, 2001 effective November 1, 2001. The adoption of this standard did not have a material impact on the results of operations or the consolidated financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. SFAS No. 144 is effective for the Company's fiscal year beginning November 1, 2002. Management is currently assessing the impact SFAS No. 144 will have upon adoption.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission ("SEC") (including this Quarterly Report on Form 10-Q) may contain statements, which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company's primary exposure to equity price risk arises from its investments in sponsored equity mutual funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. The Company's investments in sponsored equity mutual funds totaled $14.2 million at January 31, 2002 and are carried at fair value on the Company's Consolidated Balance Sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's primary exposure to interest rate risk arises from its investment in fixed and floating-rate income mutual funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.5 million based on fixed and floating-rate investments of $97.7 million as of January 31, 2002. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its equity interests in several collateralized debt obligation companies that are included in "Other investments" in the Company's Consolidated Balance Sheets. In periods of rising default rates and declining recovery rates, the carrying value of the Company's investments in these securities may be adversely affected by unfavorable changes in cash flow estimates and higher expected returns. The Company's equity interests collateralized debt obligation companies totaled $12.8 million at January 31, 2002.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that a significant portion of the Company's revenue is based on the market value of assets under management. As noted in "Certain Factors That May Affect Future Results," declines of financial market values will negatively impact revenue and net income.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On December 12, 2001, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the 1998 Stock Option Plan - Restatement No. 3. A copy has been filed as exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

An annual meeting of holders of Voting Common Stock (Stockholders) of Eaton Vance Corp. was held at the principal office of the Company on January 16, 2002. All of the outstanding Voting Common Stock, namely the 154,880 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2001.

2) The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

        John G.L. Cabot
        Thomas E. Faust Jr.
        James B. Hawkes
        Leo I. Higdon, Jr.
        John M. Nelson
        Vincent M. O'Reilly
        Ralph Z. Sorenson

3) The selection of the firm of Deloitte & Touche LLP as the auditors to audit the books of the Company for its fiscal year ended October 31, 2002.

4) The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 17, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EATON VANCE CORP.
                                ------------------
                                  (Registrant)


DATE:  March 15, 2002                      /s/William M. Steul
                                ----------------------------------------------
                                                (Signature)
                                             William M. Steul
                                          Chief Financial Officer


DATE:  March 15, 2002                       /s/Laurie G. Hylton
                                ----------------------------------------------
                                                (Signature)
                                             Laurie G. Hylton
                                         Chief Accounting Officer