Form 10-Q
period 2002-04-30
EATON VANCE CORP
filed 2002-06-12
CIK 350797

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

                  For the quarterly period ended April 30, 2002

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




Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Shares outstanding as of April 30, 2002:
  Voting Common Stock - 154,880 shares
  Non-Voting Common Stock - 69,310,865 shares


                               Page 1 of 23 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                               April 30,             October 31,
                                                                 2002                   2001
                                                            ---------------------------------------
ASSETS                                                                   (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                     $  123,333              $  115,681
  Short-term investments                                            93,804                  95,028
  Investment adviser fees and other receivables                     22,698                  22,559
  Other current assets                                               2,241                   4,212
                                                            ---------------------------------------
          Total current assets                                     242,076                 237,480
                                                            ---------------------------------------

OTHER ASSETS:
  Investments:
    Investment in affiliate                                          7,015                   6,995
    Investment companies                                            19,038                  15,565
    Other investments                                               14,554                  14,144
  Other receivables                                                  5,828                   5,829
  Deferred sales commissions                                       257,758                 266,738
  Other deferred assets                                              5,681                   5,131
  Equipment and leasehold improvements, net of
    accumulated depreciation and amortization of $9,782
    and $8,956, respectively                                        14,527                  14,938
  Goodwill                                                          69,356                  69,212
  Other intangible assets, net of accumulated amortization
     of $1,849 and $871, respectively                               38,291                  39,269
                                                            ---------------------------------------
          Total other assets                                       432,048                 437,821
                                                            ---------------------------------------
Total assets                                                    $  674,124              $  675,301
                                                            =======================================

See notes to consolidated financial statements.

                                                                         April 30,               October 31,
                                                                            2002                     2001
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                  $       17,025         $         38,358
  Accounts payable and accrued expenses                                         18,081                   20,879
  Dividend payable                                                               5,031                    4,955
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                      6,876                   12,509
                                                                      ------------------------------------------
          Total current liabilities                                             54,156                   83,844
                                                                      ------------------------------------------

LONG-TERM LIABILITIES:
  6.22% senior notes due 2004                                                    7,143                   14,286
  1.5% zero-coupon exchangeable senior notes due 2031                          202,692                  201,202
  Deferred income taxes                                                         63,683                   73,878
                                                                      ------------------------------------------
          Total long-term liabilities                                          273,518                  289,366
                                                                      ------------------------------------------
          Total liabilities                                                    327,674                  373,210
                                                                      ------------------------------------------
Minority interest                                                                1,323                      965
                                                                      ------------------------------------------

Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares
    Issued, 154,880 shares                                                           1                        1
 Non-voting common stock, par value $0.0078125
   per share:
    Authorized, 95,360,000 shares                                                  541                      535
    Issued, 69,310,865 and 68,462,051 shares, respectively
 Accumulated other comprehensive income                                          3,879                    4,898
 Notes receivable from stock option exercises                                   (2,412)                  (2,641)
 Deferred compensation                                                          (2,650)                  (3,200)
 Retained earnings                                                             345,768                  301,533
                                                                      ------------------------------------------
           Total shareholders' equity                                          345,127                  301,126
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                              $      674,124         $        675,301
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            2002             2001            2002             2001
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees              $    71,511     $    59,283       $   143,378      $   120,401
  Distribution and underwriter fees                            40,722          40,765            83,964           84,396
  Service fees                                                 20,225          18,806            40,287           37,429
  Other revenue                                                   366             445               865              627
                                                         --------------  ---------------  --------------   --------------
          Total revenue                                       132,824         119,299           268,494          242,853
                                                         --------------  ---------------  --------------   --------------

EXPENSES:
  Compensation of officers and employees                       23,729          21,121            51,789           43,787
  Amortization of deferred sales commissions                   21,034          19,368            42,437           38,146
  Service fee expense                                          16,767          14,519            33,118           30,061
  Distribution fee expense                                      7,894           7,195            15,784           14,374
  Other expenses                                               13,474          12,395            25,922           24,473
                                                         --------------  ---------------  --------------   --------------
           Total expenses                                      82,898          74,598           169,050          150,841
                                                         --------------  ---------------  --------------   --------------

OPERATING INCOME                                               49,926          44,701            99,444           92,012

OTHER INCOME (EXPENSE):
  Interest income                                               1,815           1,414             3,504            3,222
  Interest expense                                             (1,091)           (413)           (2,178)            (875)
  Gain (loss) on sale of investments                                -              69             1,383             (186)
  Equity in net income of affiliates                              150              25                19              916
  Impairment loss on investments                                    -         (13,794)                -          (13,794)
                                                         --------------  ---------------  --------------   --------------

INCOME BEFORE MINORITY INTEREST
AND INCOME TAXES                                               50,800          32,002           102,172           81,295

MINORITY INTEREST                                                (283)              -              (589)               -
                                                         --------------  ---------------  --------------   --------------
INCOME BEFORE INCOME TAXES                                     50,517          32,002           101,583           81,295

INCOME TAXES                                                   17,682          11,200            35,555           28,453
                                                         --------------  ---------------  --------------   --------------
NET INCOME                                                $    32,835     $    20,802       $    66,028      $    52,842
                                                         ==============  ===============  ==============   ==============
EARNINGS PER SHARE:
   Basic                                                  $       0.47    $      0.30       $      0.95      $      0.76
                                                         ==============   ==============  ==============   ==============
   Diluted                                                $       0.46    $      0.29       $      0.92      $      0.73
                                                         ==============   ==============  ==============   ==============
WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic                                                       69,352          69,000            69,245           69,107
                                                         ==============   ==============  ==============   ==============
   Diluted                                                     72,097          72,557            72,013           72,438
                                                         ==============   ==============  ==============   ==============

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Six Months Ended
                                                                                    April 30,
                                                                            2002                  2001
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and cash equivalents, beginning of period                          $     115,681         $       60,479
                                                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     66,028                 52,842
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:
      Impairment loss on investment                                                                   13,794
      (Gain) loss on sale of investments                                       (1,383)                   420
      Equity in net income of affiliate                                           (19)                  (916)
      Dividend received from affiliate                                              -                    750
      Minority interest                                                           589                      -
      Interest on long-term debt                                                1,490                      -
      Deferred income taxes                                                    (8,976)                (9,723)
      Compensation related to restricted stock issuance                           550                    550
      Depreciation and other amortization                                       2,654                  1,159
      Amortization of deferred sales commissions                               42,437                 38,146
      Payment of capitalized sales commissions                                (47,573)               (73,932)
      Capitalized sales charges received                                       14,113                 12,986
      Proceeds from the sale of trading investments                             1,050                 40,900
      Purchase of trading investments                                               -                 (1,333)
      Changes in other assets and liabilities                                 (25,973)                (5,843)
                                                                       --------------------------------------
        Net cash provided by operating activities                              44,987                 69,800
                                                                       --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                          (1,104)                (1,014)
    Net decrease in notes and receivables from affiliates                         231                    466
    Proceeds from sale of real estate                                               -                  1,196
    Proceeds from sale of available-for-sale investments                       50,001                    140
    Purchase of available-for-sale investments                                (53,980)               (35,586)
                                                                       --------------------------------------
       Net cash used for investing activities                                  (4,852)               (34,798)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                                Six Months Ended
                                                                                   April 30,
                                                                            2002               2001
                                                                     ---------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                          (7,143)              (7,143)
    Long-term debt issuance costs                                                (113)                   -
    Distributions to minority interest holders                                   (231)                   -
    Proceeds from the issuance of non-voting
     common stock                                                              12,450                5,200
    Repurchase of non-voting common stock                                     (27,456)             (28,636)
    Dividend paid                                                              (9,990)              (8,318)
                                                                       -------------------------------------
       Net cash used for financing activities                                 (32,483)             (38,897)
                                                                       -------------------------------------
Net increase (decrease) in cash and cash equivalents                            7,652               (3,895)
                                                                       -------------------------------------
Cash and cash equivalents, end of period                               $      123,333     $         56,584
                                                                       =====================================
SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $          743     $            923
                                                                       =====================================
   Income taxes paid                                                   $       44,390     $         31,325
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

(3) COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first six months of fiscal 2002, the Company purchased 770,000 shares of its non-voting common stock under this share repurchase authorization. Approximately 3,200,000 shares remain under the current authorization.

(4) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $50.5 million, which exceeded its minimum net capital requirement of $2.2 million at April 30, 2002. The ratio of aggregate indebtedness to net capital at April 30, 2002 was ..63 to 1.

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

(in thousands)                            April 30, 2002     October 31, 2001
--------------------------------------------------------------------------------
Investments in sponsored mutual funds        $113,380             $110,973
Gross unrealized gains                       $  7,142             $  8,395
Gross unrealized losses                      $  1,111             $    690

Gross unrealized losses related to securities classified as trading were immaterial for the quarters-ended April 30, 2002 and 2001.

(6) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the quarters-ended April 30, 2002 and 2001.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $3.2 million and $0.2 million for the six months ended April 30, 2002 and 2001. Such benefit has been reflected in shareholders' equity.

(7) COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of net unrealized holding gains and losses.

The following table shows comprehensive income for the six months ended April 30, 2002 and 2001.

(in thousands)                                                     2002      2001
------------------------------------------------------------------------------------
Net income                                                       $66,028   $52,842
Net unrealized loss on available-for-sale securities, net of income tax benefit of $654 and $779, respectively
                                                                  (1,019)   (1,044)
                                                                --------------------
Comprehensive income                                             $65,009   $51,798
                                                                ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is creating, marketing and managing investment companies ("funds") and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third-party broker/dealers, independent financial institutions and investment advisers.

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

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Sales commissions paid to broker/dealers in connection with the sale of shares of open-end and bank loan interval funds are capitalized and amortized over various periods, none of which exceeds six years. Distribution plan payments received from these funds are recorded in income as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds, respectively, reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Management believes that its policy relative to deferred sales commissions is critical. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, there would be both an immediate diminution in the value of the asset and future exposure relative to cash flow. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period.

Identifiable intangibles generally represent the cost of management contracts acquired. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but will be tested annually for impairment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. Prior to January 1, 2001, these commissions were currently deducted for tax purposes. Effective January 1, 2001, sales commissions are deducted for income tax purposes over their estimated useful lives rather than at the time of payment. Management believes that its policy relative to accounting for income taxes is critical. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws and the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company's tax position and effective tax rate.

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

A CDO involves the issuance by a CDO company of non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high net-worth investors. The CDO debt securities are secured by collateral in the form of high yield bonds and/or floating-rate income instruments. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO company. Thus, the Company's financial exposure to the CDOs it manages is limited to its equity interests in the CDO companies as reflected in the Company's Consolidated Balance Sheets, totaling $13.0 million at April 30, 2002.

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

RESULTS OF OPERATIONS QUARTER ENDED APRIL 30, 2002 COMPARED TO QUARTER ENDED APRIL 30, 2001

The Company reported earnings of $32.8 million or $0.46 per diluted share in the second quarter of fiscal 2002 compared to $20.8 million or $0.29 per diluted share in the second quarter of fiscal 2001. Results for the second quarter of fiscal 2001 include a $0.12 per diluted share impairment loss on investments.

ASSET HIGHLIGHTS
Assets under management of $59.2 billion on April 30, 2002 were 21 percent higher than the $49.0 billion reported a year earlier. Asset growth in the past twelve months benefited from the acquisitions of Atlanta Capital Management Company, LLC and Fox Asset Management LLC, which added $7.9 billion of assets under management on September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net inflows of long-term fund assets in the second quarter of fiscal 2002 were $0.5 billion compared to $1.9 billion in the second quarter of last year. Net inflows in the second quarter of 2001 benefited from $1.0 billion of equity private placements compared to $0.3 billion in the second quarter of fiscal 2002. Net flows of separate account assets in the second quarter of fiscal 2002 reflect the loss of a significant institutional account offset by net flows of $0.2 billion into broker-directed managed accounts. Broker-directed managed account net flows doubled in the second quarter of fiscal 2002 compared to the first quarter of fiscal 2002, reflecting the momentum gained in the Company's managed account initiative as a direct result of the acquisitions of Atlanta Capital and Fox Asset Management.

ASSET FLOWS
                                                                     THREE MONTHS ENDED
(IN BILLIONS)                                                APRIL 30, 2002       APRIL 30, 2001
--------------------------------------------------------- --------------------- --------------------
Long-term fund assets - beginning                                $46.9               $45.5
     Sales/inflows                                                 2.0                 3.3
     Redemptions/outflows                                         (1.5)               (1.4)
     Exchanges                                                     0.1                (0.1)
     Appreciation (depreciation)                                  (0.7)               (2.1)
                                                          --------------------- --------------------
Long-term fund assets - ending                                   $46.8               $45.2
                                                          --------------------- --------------------
Separate accounts - beginning                                    $11.3               $ 3.3
     Net flows - Institutional and High Net Worth                 (0.1)                  -
     Net flows - Managed accounts                                  0.2                   -
     Appreciation (depreciation)                                     -                (0.3)
                                                          --------------------- --------------------
Separate accounts - ending                                       $11.4               $ 3.0
                                                          --------------------- --------------------
Money market fund assets - ending                                $ 1.0               $ 0.8
                                                          --------------------- --------------------
Total assets under management - ending                           $59.2               $49.0
                                                          ===================== ====================

Equity assets under management comprised 60 percent of total assets under management on April 30, 2002 compared to 56 percent on April 30, 2001. Fixed income assets under management increased to 25 percent of total assets under management from 24 percent a year ago and floating-rate income assets decreased to 15 percent from 20 percent a year ago. The change in the composition of total assets under management is primarily due to the inclusion of the Atlanta Capital and Fox Asset Management assets under management as a result of the September 30, 2001 acquisitions.

ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

                             APRIL 30, 2002        APRIL 30, 2001
(IN BILLIONS)
---------------------------------------------- ---------------------
Equity                                $35.4              $27.4
Fixed income                           14.9               11.8
Floating-rate income                    8.9                9.8
                          -------------------- ---------------------
Total                                 $59.2              $49.0
                          ==================== =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUE
The Company reported revenue of $132.8 million in the second quarter of fiscal 2002 compared to $119.3 million in the second quarter of fiscal 2001, an increase of 11 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored mutual funds and separately managed accounts and are based upon a percentage of the market value of assets under management. Shifts in the asset mix and changes in the market value affect the composition and amount of investment adviser and administration fees. Investment adviser and administration fees increased by 21 percent to $71.5 million in the second quarter of fiscal 2002 from $59.3 million in the second quarter of fiscal 2001, consistent with the 23 percent growth in total average assets under management.

Distribution and underwriting fees were flat in comparison with the second quarter last year, totaling $40.7 million for the three months ended April 30, 2002. The Company currently sells its registered funds under 5 primary pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class I). As the Company's mix of assets under management changes, the composition and amount of distribution income is affected. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income. The decrease in distribution income associated with the Company's Class B assets under management was offset by increases in distribution income associated with an increase in the Company's equity private placement assets under management and a shift in product mix within the Company's floating-rate income fund category from interval floating-rate bank loan funds to open-end floating-rate bank loan funds.

Service fee income, which is also based upon a percentage of the market value of assets under management, increased 7 percent to $20.2 million in the second quarter of fiscal 2002 from $18.8 million a year earlier. The increase in service fee income can be primarily attributed to the 5 percent increase in average long-term fund assets under management and the shift in product mix within the Company's floating-rate income fund category.

EXPENSES
Compensation expense increased 12 percent in the second quarter of fiscal 2002 compared to the second quarter of 2001, primarily due to the acquisitions of Atlanta Capital and Fox Asset Management and the build up of the sales infrastructure of the managed account business.

Amortization of deferred sales commissions increased 8 percent to $21.0 million in the second quarter of fiscal 2002 from $19.4 million in the second quarter of fiscal 2001, primarily due new sales of Class B shares, Class C shares and equity private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a 9-month period ending April 30, 1999, deferred sales commissions for certain funds were required to be expensed rather than capitalized, extinguishing future amortization charges. Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, sales commission payments for these funds were once again capitalized and amortized. Although the residual effect of these accounting changes has resulted in an increase in amortization expense year over year, the Company anticipates that the ongoing effect of these accounting changes will diminish over time. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company's product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Service fees the Company receives from the funds are retained by the Company in the first year and paid directly to broker/dealers after the first year. Service fee expense increased 16 percent to $16.8 million in the second quarter of fiscal 2002 from $14.5 million a year earlier. The increase in service fee expense can be attributed to the increase in average long-term fund assets retained more than one year.

Distribution fee expense primarily represents additional costs associated with the distribution of Class C shares and is calculated as a percentage of the market value of assets under management. Distribution fee expense increased 10 percent to $7.9 million in the second quarter of fiscal 2002 from $7.2 million a year earlier, primarily due to the increase in average Class C assets under management and a shift in the Company's product mix within the floating-rate income fund category.

Other operating expenses increased 9 percent to $13.5 million in the second quarter of fiscal 2002 from $12.4 million a year ago, primarily reflecting the acquisitions of Atlanta Capital and Fox Asset Management.

OTHER INCOME AND EXPENSE
Interest income increased 29 percent to $1.8 million in the second quarter of 2002 from $1.4 million in the second quarter of 2001 as a result of the increase in cash, cash equivalents and short-term investments. Interest expense increased to $1.1 million in the second quarter of 2002 from $0.4 million a year ago. The increases noted in interest income and interest expense can be attributed to the issuance of the Company's 1.5% zero coupon exchangeable senior notes in the fourth quarter of fiscal 2001.

In the second quarter of fiscal 2001 the Company recognized a $13.8 million impairment loss related the Company's minority equity investments in three CDOs that are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in these CDOs. The Company anticipates that it will continue to earn management fees on these products.

INCOME TAXES
The Company's effective tax rate was 35 percent during the second quarter of fiscal 2002 and 2001.

RESULTS OF OPERATIONS SIX MONTHS ENDED APRIL 30, 2002 COMPARED TO SIX MONTHS ENDED APRIL 30, 2001

The Company reported earnings of $66.0 million or $0.92 per diluted share in the first six months of fiscal 2002 compared to $52.8 million or $0.73 per diluted share in the first six months of fiscal 2001. Results for the first six months of fiscal 2001 include a $0.12 per share impairment loss on investments.

ASSET HIGHLIGHTS
Net inflows of long-term fund assets in the first six months of fiscal 2002 were $1.1 billion compared to $3.4 billion in the first six months of last year. Net inflows in the first six months of 2001 benefited from $2.1 billion of equity private placements compared to $0.6 billion in the first six months of fiscal 2002. Net flows of separate account assets in the first six months of fiscal 2002 reflect the loss of a significant institutional account in the second quarter offset by net flows of $0.3 billion into broker-directed managed accounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ASSET FLOWS

                                                                      SIX MONTHS ENDED
(IN BILLIONS)                                                APRIL 30, 2002       APRIL 30, 2001
--------------------------------------------------------- --------------------- --------------------
Long-term fund assets - beginning                                     $45.0               $45.0
     Sales/inflows                                                      4.1                 6.5
     Redemptions/outflows                                              (3.0)               (3.1)
     Exchanges                                                          0.1                (0.2)
     Appreciation (depreciation)                                        0.6                (3.0)
                                                          --------------------- --------------------
Long-term fund assets - ending                                        $46.8               $45.2
                                                          --------------------- --------------------
Separate accounts - beginning                                         $10.5               $ 3.2
     Net flows - Institutional and High Net Worth                       0.2                   -
     Net flows - Managed accounts                                       0.3                   -
     Appreciation (depreciation)                                        0.4                (0.2)
                                                          --------------------- --------------------
Separate accounts - ending                                            $11.4               $ 3.0
                                                          --------------------- --------------------
Money market fund assets - ending                                     $ 1.0               $ 0.8
                                                          --------------------- --------------------
Total assets under management - ending                                $59.2               $49.0
                                                          ===================== ====================

REVENUE
The Company reported revenue of $268.5 million in the first six months of fiscal 2002 compared to $242.9 million in the first six months of fiscal 2001, an increase of 11 percent.

Investment adviser and administration fees increased by 19 percent to $143.4 million in the first six months of fiscal 2002 from $120.4 million in the first six months of fiscal 2001, consistent with the 21 percent growth in total average assets under management year-over-year.

Distribution and underwriting fees were flat in comparison with last year, totaling $84.0 million for the six months ended April 30, 2002. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income. The decrease in distribution income associated with the Company's Class B assets under management was offset by increases in distribution income associated with Company's equity private placement assets under management and a shift in product mix within the Company's floating-rate income fund category.

Service fee income, which is also based upon a percentage of the market value of assets under management, increased 8 percent to $40.3 million in the first six months of fiscal 2002 from $37.4 million a year earlier. The increase in service fee income can be primarily attributed to the 5 percent increase in long-term fund average assets under management and a shift in product mix within the Company's floating-rate income fund category.

EXPENSES
Compensation expense increased 18 percent to $51.8 million in the first six months of fiscal 2002 from $43.8 million in the first six months of 2001, primarily due to the acquisitions of Atlanta Capital and Fox Asset Management and the build up of the sales infrastructure of the managed account business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Amortization of deferred sales commissions increased 11 percent to $42.4 million in the first six months of fiscal 2002 from $38.1 million in the first six months of fiscal 2001, primarily due to the on-going sales of Class B shares, Class C shares and equity private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999.

Service fee expense increased 10 percent to $33.1 million in the first six months of fiscal 2002 from $30.1 million a year earlier. The increase in service fee expense can be attributed to the increase in average long-term fund assets retained more than one year.

Distribution fee expense increased 10 percent to $15.8 million in the first six months of fiscal 2002 from $14.4 million a year earlier, primarily due to the increase in average long-term fund assets under management and a shift in the Company's product mix within the floating-rate income fund category.

Other operating expenses increased 6 percent to $25.9 million in the first six months of fiscal 2002 from $24.5 million a year ago, primarily reflecting the acquisitions of Fox Asset Management and Atlanta Capital.

OTHER INCOME AND EXPENSE
Interest income increased 9 percent to $3.5 million in the first six months of 2002 from $3.2 million in the first six months of 2001 as a result of the increase in cash, cash equivalents and short-term investments, offset by a decrease in interest rates. Interest expense increased to $2.2 million in the first six months of 2002 from $0.9 million a year ago. The increases noted in interest income and interest expense can be attributed to the issuance of the Company's 1.5% zero-coupon exchangeable senior notes in the fourth quarter of fiscal 2001.

In the second quarter of fiscal 2001 the Company recognized a $13.8 million impairment loss related the Company's minority equity investments in three CDOs that are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in these CDOs. The Company anticipates that it will continue to earn management fees on these products.

INCOME TAXES
The Company's effective tax rate was 35 percent during the first six months of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $217.1 million at April 30, 2002, an increase of $6.4 million from October 31, 2001.

OPERATING CASH FLOWS
The Company generated $45.0 million of cash from operations in the first half of fiscal 2002 compared to $69.8 million in the first half of fiscal 2001. Cash generated from operations decreased in the first half of fiscal 2002 from fiscal 2001 primarily as a result of $40.9 million of proceeds received from the sale of trading investments in the first quarter of fiscal 2001. Included in cash flows from operations are the payment of capitalized sales commissions associated with the distribution of the Company's Class B and Class C funds, as well as the Company's equity fund private placements. These commission payments continue to be a significant use of cash but decreased to $47.6 million in the first half of fiscal 2002 from $73.9 million in the first half of fiscal 2001 as a result of a decrease in equity fund private placements and Class B share sales year-over-year. Effective January 1, 2001, sales commissions are required to be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, reduced cash and cash equivalents by $4.9 million in the first half of fiscal 2002 compared to $34.8 million in the first half of fiscal 2001. Cash used for investing activities decreased in the first half of fiscal 2002 from fiscal 2001 as a result of $50.0 million of proceeds received from the sale of available-for-sale investments in the first quarter of fiscal 2002.

FINANCING CASH FLOWS
Financing activities, consisting primarily of the issuance and repurchase of the Company's non-voting common stock, reduced cash and cash equivalents by $32.5 million in the first half of fiscal 2002 compared to $38.9 million in the first half of fiscal 2001. The Company repurchased a total of 770,000 shares of its non-voting common stock for $27.5 million in the first half of fiscal 2002 under its authorized repurchase program and issued 1,618,000 shares or $12.5 million of non-voting common stock in the first half of fiscal 2002. The Company's dividend was $0.1450 per share in the first half of fiscal 2002 compared to $0.1200 per share in the first half of fiscal 2001.

The following table details the Company's contractual obligations under its senior notes and lease arrangements:

-----------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATION                                            PAYMENTS DUE
-----------------------------------------------------------------------------------------------------------
                                                    LESS THAN          1-3          4-5           AFTER 5
(IN MILLIONS)                           TOTAL        1 YEAR           YEARS        YEARS           YEARS
-----------------------------------------------------------------------------------------------------------
6.22% senior notes due 2004             $14.2          $7.1          $ 7.1           -              -
-----------------------------------------------------------------------------------------------------------
Operating leases                        $37.4          $4.7          $10.3         $10.1          $12.3
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In December 2001, the Company executed a revolving credit facility with several banks. This facility, which expires December 2004, provides that the Company may borrow up to $170 million at market rates of interest that vary depending on level of usage of the facility and the Company's credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At April 30, 2002, the Company had no borrowings outstanding under its revolving credit facility.

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

The Company's primary exposure to equity price risk arises from its investments in sponsored equity mutual funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. The Company's investments in sponsored equity mutual funds totaled $15.9 million at April 30, 2002 and are carried at fair value on the Company's Consolidated Balance Sheets.

The Company's primary exposure to interest rate risk arises from its investment in fixed and floating-rate income mutual funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.5 million based on fixed and floating-rate investments of $97.5 million as of April 30, 2002. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its equity interests in several collateralized debt obligation companies that are included in "Other investments" in the Company's Consolidated Balance Sheets. In periods of rising default rates and declining recovery rates, the carrying value of the Company's investments in these securities may be adversely affected by unfavorable changes in cash flow estimates and higher expected returns. The Company's equity interests in collateralized debt obligation companies totaled $13.0 million at April 30, 2002.

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

                                     PART II



                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 2001, a consolidated complaint was filed in the United States District Court for the District of Massachusetts against Eaton Vance Classic Senior Floating-Rate Fund, Eaton Vance Prime Rate Reserves, Eaton Vance Institutional Senior Floating-Rate Fund, Eaton Vance Advisers Senior Floating-Rate Fund (collectively, the "Funds"), their trustees and certain officers of the Funds; Eaton Vance Management ("EVM"), the Funds' administrator; Boston Management and Research ("BMR"), the Funds' investment adviser; and the Company, the parent of EVM and BMR. The complaint, framed as a class action, alleges that for the period between May 25, 1998 and March 5, 2001, the Funds' assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The complaint seeks unspecified damages. The Company and the other named defendants believe that the complaint is without merit and are vigorously contesting the lawsuit.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EATON VANCE CORP.
                                ------------------
                                   (Registrant)



DATE:  June 12, 2002            /s/William M. Steul
                                ---------------------------------------
                                (Signature)
                                William M. Steul
                                Chief Financial Officer



DATE:  June 12, 2002            /s/Laurie G. Hylton
                                ----------------------------------------------
                                (Signature)
                                Laurie G. Hylton
                                Chief Accounting Officer