Form 10-Q
period 2002-07-31
EATON VANCE CORP
filed 2002-09-13
CIK 350797

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

                  For the quarterly period ended July 31, 2002

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



Shares outstanding as of July 31, 2002:
  Voting Common Stock - 154,880 shares
  Non-Voting Common Stock - 69,220,824 shares


                               Page 1 of 28 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                               July 31,              October 31,
                                                 2002                   2001
                                         ---------------------------------------
                                                       (in thousands)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                    $ 160,845               $ 115,681
 Short-term investments                          95,024                  95,028
 Investment adviser fees and other
  receivables                                    19,911                  22,559
 Other current assets                             2,237                   4,212
                                         ---------------------------------------
     Total current assets                       278,017                 237,480
                                         ---------------------------------------

OTHER ASSETS:
 Investments:
  Investment in affiliate                         6,846                  6,995
  Investment companies                           17,122                 15,565
  Other investments                              14,789                 14,144
 Other receivables                                   10                  5,829
 Deferred sales commissions                     250,454                266,738
 Other deferred assets                            5,580                  5,131
 Equipment and leasehold improvements,
  net of accumulated depreciation and
  amortization of $10,582 and $8,956,
  respectively                                   14,233                 14,938
 Goodwill                                        69,464                 69,212
 Other intangible assets, net of
  accumulated amortization of $2,347 and
  $871, respectively                             37,793                 39,269
                                         ---------------------------------------
     Total other assets                         416,291                437,821
                                         ---------------------------------------
Total assets                                  $ 694,308              $ 675,301
                                         =======================================



See notes to consolidated financial statements.

                                               July 31,              October 31,
                                                 2002                   2001
                                         ---------------------------------------
                                          (in thousands, except share figures)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued compensation                         $  24,845              $  38,358
 Accounts payable and accrued expenses           17,372                 20,879
 Dividend payable                                 5,013                  4,955
 Current portion of long-term debt               94,115                  7,143
 Other current liabilities                        4,912                 12,509
                                         ---------------------------------------
     Total current liabilities                  146,257                 83,844
                                         ---------------------------------------

LONG-TERM LIABILITIES:
 6.22% senior notes due 2004                      7,143                 14,286
 1.5% zero-coupon exchangeable senior
  notes due 2031                                116,490                201,202
 Deferred income taxes                           59,210                 73,878
                                         ---------------------------------------
     Total long-term liabilities                182,843                289,366
                                         ---------------------------------------
     Total liabilities                          329,100                373,210
                                         ---------------------------------------

Minority interest                                 1,485                    965
                                         ---------------------------------------

Commitments and contingencies                         -                      -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125
 per share:
  Authorized, 640,000 shares
  Issued, 154,880 shares                              1                      1
 Non-voting common stock, par value
 $0.0078125 per share:
  Authorized, 95,360,000 shares
  Issued, 69,220,824 and 68,462,051
   shares, respectively                             541                    535
 Accumulated other comprehensive income           2,963                  4,898
 Notes receivable from stock option exercises    (3,258)                (2,641)
 Deferred compensation                           (2,375)                (3,200)
 Retained earnings                              365,851                301,533
                                         ---------------------------------------
     Total shareholders' equity                 363,723                301,126
                                         ---------------------------------------

Total liabilities and shareholders' equity    $ 694,308              $ 675,301
                                         =======================================


See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                  Nine Months Ended
                                                                  July 31,                           July 31,
                                                           2002              2001              2002             2001
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
 Investment adviser and administration fees              $  70,518        $  64,571          $ 213,896        $ 184,971
 Distribution and underwriter fees                          40,168           43,579            124,132          127,975
 Service fees                                               19,522           20,450             59,809           57,880
 Other revenue                                                 465              366              1,330              993
                                                         ---------        ---------          ---------        ----------
          Total revenue                                    130,673          128,966            399,167          371,819
                                                         ---------        ---------          ---------        ----------

EXPENSES:
 Compensation of officers and employees                     25,546           24,527            77,335            68,314
 Amortization of deferred sales commissions                 20,328           20,913            62,765            59,059
 Service fee expense                                        16,722           15,971            49,840            46,031
 Distribution fee expense                                    7,824            7,563            23,608            21,937
 Other expenses                                             13,847           12,603            39,769            37,079
                                                         ---------        ---------         ---------         ----------
          Total expenses                                    84,267           81,577           253,317           232,420
                                                         ---------        ---------         ---------         ----------

OPERATING INCOME                                            46,406           47,389           145,850           139,399

OTHER INCOME (EXPENSE):
 Interest income                                             3,447            1,563             6,951             4,785
 Interest expense                                           (1,336)            (349)           (3,514)           (1,224)
 Gain (loss) on sale of investments                           (107)              28             1,276              (158)
 Equity in net income of affiliates                            207               66               226               982
 Impairment loss on investments                                  -                -                 -           (13,794)
                                                         ----------       ---------         ----------        ----------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES            48,617           48,697           150,789           129,990

MINORITY INTEREST                                             (648)               -            (1,237)                -
                                                         ----------       ---------         ----------        ---------

INCOME BEFORE INCOME TAXES                                  47,969           48,697           149,552           129,990

INCOME TAXES                                                16,788           17,043            52,343            45,497
                                                         ----------       ---------         ----------        ---------

NET INCOME                                               $  31,181        $  31,654         $  97,209         $  84,493
                                                         ==========       =========         =========         =========

EARNINGS PER SHARE:
 Basic                                                   $    0.45        $    0.46         $    1.40         $   1.22
                                                         =========        =========         =========         =========
 Diluted                                                 $    0.44        $    0.44         $    1.35         $   1.17
                                                         =========        =========         =========         =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic                                                      69,161           68,912            69,226           69,036
                                                         =========        =========         =========         =========
 Diluted                                                    71,194           72,614            71,759           72,269
                                                         =========        ==========        =========         =========


See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)
                                                      Nine Months Ended
                                                          July 31,
                                                 2002                   2001
                                             -----------------------------------
                                                       (in thousands)
Cash and cash equivalents,
 beginning of period                           $ 115,681              $  60,479
                                             -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        97,209                 84,493
Adjustments to reconcile net income to
 net cash provided by (used for) operating
 activities:
  Impairment loss on investment                        -                 13,794
  (Gain) loss on sale of investments              (1,276)                   421
  Equity in net income of affiliate                 (226)                  (982)
  Dividend received from affiliate                   375                  1,688
  Minority interest                                1,237                      -
  Interest on long-term debt                       2,549                     30
  Deferred income taxes                          (13,248)               (12,813)
  Compensation related to restricted stock
   issuance                                          825                    825
  Depreciation and other amortization              3,771                  1,746
  Amortization of deferred sales commissions      62,765                 59,059
  Payment of capitalized sales commissions       (70,301)              (110,674)
  Capitalized sales charges received              23,820                 19,388
  Proceeds from the sale of trading investments    1,051                 40,900
  Purchase of trading investments                      -                 (1,333)
  Changes in other assets and liabilities        (11,548)                 2,678
                                             -----------------------------------
    Net cash provided by operating activities     97,003                 99,220
                                             -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to equipment and leasehold
  improvements                                    (1,610)                (1,678)
 Net (increase) decrease in notes and receivables
  from affiliates                                   (617)                   623
 Proceeds from sale of real estate                     -                  1,196
 Proceeds from sale of available-for-sale
  investments                                     50,770                  1,447
 Purchase of available-for-sale investments      (55,882)               (35,739)
                                             -----------------------------------
    Net cash used for investing activities        (7,339)               (34,151)
                                             -----------------------------------


See notes to consolidated financial statements.

                                                      Nine Months Ended
                                                          July 31,
                                                 2002                   2001
                                             -----------------------------------
                                                       (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                (7,143)                (7,143)
 Long-term debt issuance costs                      (118)                     -
 Distributions to minority interest holders         (717)                     -
 Proceeds from the issuance of non-voting
  common stock                                    15,712                  6,776
 Repurchase of non-voting common stock           (37,181)               (28,944)
 Dividend paid                                   (15,053)               (12,475)
                                             -----------------------------------

  Net cash used for financing activities         (44,500)               (41,786)
                                             -----------------------------------

Net increase in cash and cash equivalents         45,164                 23,283
                                             -----------------------------------

Cash and cash equivalents, end of period       $ 160,845              $  83,762
                                             ===================================

SUPPLEMENTAL INFORMATION:
 Interest paid                                 $     797              $     939
                                             ===================================
 Income taxes paid                             $  68,639              $  51,640
                                             ===================================


See notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)  BASIS OF PRESENTATION

In the opinion of management,  the accompanying  unaudited interim  consolidated financial statements of Eaton Vance Corp. (the "Company") include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's latest annual report on Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)  ACCOUNTING DEVELOPMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment. Identifiable intangible assets with discrete useful lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the non-amortization and amortization provisions of SFAS No. 142.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement to report gains and losses from the extinguishment of debt as extraordinary items in the income statement unless the extinguishment meets the criteria under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for the Company's fiscal year beginning November 1, 2002 with early application encouraged. SFAS No.145 also modifies the accounting treatment of certain lease arrangements. The Company does not expect the adoption of this standard to have a material impact on the results of operations or the consolidated financial position of the Company.

(3)  COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first nine months of fiscal 2002, the Company purchased 1,086,700 shares of its non-voting common stock under this share repurchase authorization. Approximately 2,867,800 shares remain under the current authorization.

(4)  REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. ("EVD"), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $53.0 million, which exceeded its minimum net capital requirement of $2.5 million at July 31, 2002. The ratio of aggregate indebtedness to net capital at July 31, 2002 was ..71 to 1.

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

   (in thousands)                          July 31, 2002     October 31, 2001
  ----------------------------------------------------------------------------
   Investments in sponsored mutual funds     $112,750            $111,058
   Gross unrealized gains                      $5,690              $8,364
   Gross unrealized losses                     $1,162                $690

Gross unrealized losses related to securities classified as trading were immaterial for nine months ended July 31, 2002 and 2001.

(6)  INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the nine months ended July 31, 2002 and 2001.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $3.7 million and $0.2 million for the nine months ended July 31, 2002 and 2001. Such benefit has been reflected in shareholders' equity.

(7)  COMPREHENSIVE INCOME

Total comprehensive income includes net income and net unrealized gains and losses on investments. Accumulated other comprehensive income, a component of shareholders' equity, consists of net unrealized holding gains and losses.

The following table shows comprehensive income for the nine months ended July 31, 2002 and 2001.

 (in thousands)                                2002               2001
-------------------------------------------------------------------------
 Net income                                  $ 97,209           $ 84,493
 Net unrealized loss on available-for-sale
  securities, net of income tax benefit of
  ($1,211) and ($758), respectively            (1,935)            (1,002)
                                             ----------------------------
Comprehensive income                         $ 95,274           $ 83,491
                                             ============================

(8)  SUBSEQUENT EVENT

On August 13, 2002, Eaton Vance Management ("EVM"), the Company's principal operating subsidiary, repurchased for cash $87.0 million ($134.1 million principal amount at maturity) of its 30-year zero-coupon senior exchangeable notes ("Notes"). Accordingly, this amount was classified as a short-term liability on the July 31, 2002 Consolidated Balance Sheet. In conjunction with the repurchase, the Company expects to expense approximately $2.1 million of offering costs of the Notes in the fourth quarter of 2002. These costs are included in "Other deferred assets" in the Consolidated Balance Sheet at July 31, 2002 and will be reflected as a component of "Other income (expense)" on the Consolidated Income Statement.

The Notes remaining outstanding after the repurchase had an accreted value of $116.5 million on July 31, 2002 ($179.9 million principal amount at maturity). Each Note holder that did not tender its Notes for purchase received a one-time cash interest payment on August 13, 2002 equal to approximately 0.50 percent of each Note's accreted value. Such payment will result in a charge to the Consolidated Income Statement of $0.6 million in the fourth quarter of 2002. EVM also provided the holders of the remaining Notes the option to require their repurchase on November 13, 2002.

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

Sales commissions paid to broker/dealers in connection with the sale of shares of open-end and bank loan interval funds are capitalized and amortized over various periods, none of which exceeds six years. Distribution plan payments received from these funds are recorded in income as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline as would future cash flow. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. Prior to January 1, 2001, these commissions were currently deducted for tax purposes. Since January 1, 2001, sales commissions are deducted for income tax purposes over their estimated useful lives rather than at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws and the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company's tax position and effective tax rate.

Equity investments in companies that issue collateralized debt obligations ("CDOs") are accounted for under Emerging Issues Task Force ("EITF") 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO fund to determine if an impairment charge regarding its equity investments is required to be taken through current earnings. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. In periods of rising default rates and declining recovery rates, the carrying value of the Company's investments in these equity interests may be adversely affected by unfavorable changes in cash flow estimates and higher expected returns.

A CDO fund involves the issuance by a CDO company of non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high net-worth investors. The CDO debt securities are secured by collateral in the form of high yield bonds and/or floating-rate income instruments. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO company. Thus, the Company's financial exposure to the CDO funds it manages is limited to its equity interests in the CDO companies as reflected in the Company's Consolidated Balance Sheets, totaling $13.3 million at July 31, 2002.

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

RESULTS OF OPERATIONS QUARTER ENDED JULY 31, 2002 COMPARED TO QUARTER ENDED JULY 31, 2001

The Company reported earnings of $31.2 million or $0.44 per diluted share in the third quarter of fiscal 2002 compared to $31.7 million or $0.44 per diluted share in the third quarter of fiscal 2001.

ASSET HIGHLIGHTS
Assets under management of $54.8 billion on July 31, 2002 were 9 percent higher than the $50.4 billion reported a year earlier. Asset growth in the past twelve months benefited from the acquisitions of Atlanta Capital Management Company, LLC ("Atlanta Capital") and Fox Asset Management LLC, which added $7.9 billion of assets under management on September 30, 2001, and mutual fund, institutional and separate account net inflows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net inflows of long-term fund assets in the third quarter of fiscal 2002 were $0.1 billion compared to $1.5 billion in the third quarter of last year. Net inflows decreased in the third quarter of 2002 compared to the third quarter of fiscal 2001 as a result of a decrease in core mutual fund sales combined with an increase in redemptions. Sales of equity and floating-rate funds declined while sales of fixed income products increased. Net inflows of separate account assets were $0.5 billion in the third quarter of fiscal 2002 compared to net outflows of $0.1 billion in the third quarter of fiscal 2001. Results for the three months ended July 31, 2002 reflect the momentum gained in the Company's managed account initiative as a direct result of the acquisitions of Atlanta Capital and Fox Asset Management.

Asset Flows
                                                     Three Months Ended
(in billions)                                July 31, 2002         July 31, 2001
--------------------------------------------------------------------------------

Long-term fund assets - beginning               $ 46.8                $ 45.2
  Sales/inflows                                    2.1                   2.7
  Redemptions/outflows                            (2.0)                 (1.2)
  Exchanges                                       (0.1)                   -
  Appreciation (depreciation)                     (4.1)                 (0.4)
                                           -------------------------------------
Long-term fund assets - ending                    42.7                  46.3
                                           -------------------------------------

Separate accounts - beginning                     11.4                   3.0
 Net flows - Institutional and High Net Worth      0.3                  (0.1)
 Net flows - Managed accounts                      0.2                    -
 Appreciation (depreciation)                      (1.3)                  0.1
                                           -------------------------------------
Separate accounts - ending                        10.6                  3.0
                                           -------------------------------------

Money market fund assets - ending                  1.5                  1.1
                                           -------------------------------------
Total assets under management - ending          $ 54.8                $50.4
                                           =====================================

Equity assets under management comprised 57 percent of total assets under management on July 31, 2002 compared to 56 percent on July 31, 2001. Fixed income assets under management increased to 27 percent of total assets under management from 25 percent a year ago and floating-rate income assets decreased to 16 percent from 19 percent a year ago.

  ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

                                            July 31, 2002        July 31, 2001
  (in billions)
  ----------------------------------------------------------------------------
  Equity                                       $ 31.0               $ 28.1
  Fixed income                                   15.1                 12.6
  Floating-rate income                            8.7                  9.7
                                            -------------        ---------------
         Total                                 $ 54.8               $ 50.4
                                            =============        ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REVENUE
The Company reported revenue of $130.7 million in the third quarter of fiscal 2002 compared to $129.0 million in the third quarter of fiscal 2001, an increase of 1 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored mutual funds and separately managed accounts and are based upon a percentage of the market value of assets under management. Shifts in the asset mix and changes in the market value affect the composition and amount of investment adviser and administration fees. Investment adviser and administration fees increased by 9 percent to $70.5 million in the third quarter of fiscal 2002 from $64.6 million in the third quarter of fiscal 2001, consistent with the 9 percent growth in total assets under management.

Distribution and underwriting fees decreased $3.4 million or 8 percent in comparison with the third quarter last year to $40.2 million for the three months ended July 31, 2002. The Company currently sells its registered funds under 5 primary pricing structures: 1) front-end load commission (Class A); 2)
spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class
I). As the Company's mix of assets under management changes, the composition and amount of distribution income is affected. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income. The decrease in distribution income also reflects a decrease in the Company's Class B and C share assets under management compared to a year earlier.

Service fee income, which is also based upon a percentage of the market value of assets under management, decreased 4 percent to $19.5 million in the third quarter of fiscal 2002 from $20.5 million a year earlier. The decrease in service fee income can be primarily attributed to the decrease in average long-term fund assets under management.

EXPENSES
Compensation expense increased 4 percent in the third quarter of fiscal 2002 compared to the third quarter of 2001, primarily due to the acquisitions of Atlanta Capital and Fox Asset Management and the build up of the sales infrastructure of the managed account business, which was completed in the third quarter of fiscal 2002.

Amortization of deferred sales commissions decreased 3 percent to $20.3 million in the third quarter of fiscal 2002 from $20.9 million in the third quarter of fiscal 2001, primarily due to a decrease in Class B shares, Class C shares and equity private placements assets and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a 9-month period ending April 30, 1999, deferred sales commissions for certain funds were required to be expensed rather than capitalized, extinguishing future amortization charges.
Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, sales commission payments for these funds were once again capitalized and amortized. Although the residual effect of these accounting changes has resulted in an increase in amortization expense year over year, the Company anticipates that the ongoing effect of these accounting changes will diminish over time. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company's product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Service fees the Company receives from the funds are retained by the Company in the first year and paid directly to broker/dealers after the first year. Service fee expense increased 5 percent to $16.7 million in the third quarter of fiscal 2002 from $16.0 million a year earlier. The increase in service fee expense can be attributed to the increase in average long-term fund assets retained more than one year.

Distribution fee expense primarily represents additional costs associated with the distribution of Class C shares and is calculated as a percentage of the market value of assets under management. Distribution fee expense increased 3 percent to $7.8 million in the third quarter of fiscal 2002 from $7.6 million a year earlier as a result of a shift in the Company's product mix within the floating-rate income fund category. This increase was partially offset by a decrease in average Class C assets under management within other fund categories.

Other operating expenses increased 10 percent to $13.8 million in the third quarter of fiscal 2002 from $12.6 million a year ago, primarily reflecting the acquisitions of Atlanta Capital and Fox Asset Management.

OTHER INCOME AND EXPENSE
Interest income increased 120 percent to $3.5 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001. This increase was primarily attributed to the receipt of $2.1 million of interest in the third quarter of fiscal 2002 resulting from the settlement of a Massachusetts income tax dispute related to fiscal years 1993 to 1995.

Interest expense increased to $1.3 million in the third quarter of 2002 from $0.3 million a year ago. The increase in interest expense can be attributed to the issuance of the Company's 1.5% zero-coupon exchangeable senior notes in the fourth quarter of fiscal 2001.

INCOME TAXES
The Company's effective tax rate was 35 percent during the third quarter of fiscal 2002 and 2001.

RESULTS OF OPERATIONS NINE MONTHS ENDED JULY 31, 2002 COMPARED TO NINE MONTHS ENDED JULY 31, 2001

The Company reported earnings of $97.2 million or $1.35 per diluted share in the first nine months of fiscal 2002 compared to $84.5 million or $1.17 per diluted share in the first nine months of fiscal 2001. Results for the first nine months of fiscal 2001 include a $0.12 per share impairment loss on investments.

ASSET HIGHLIGHTS
Assets under management of $54.8 billion at the end of the third quarter were $4.4 billion or 9 percent greater than the $50.4 billion under management at the end of the third quarter last year. Net inflows of long-term fund assets in the first nine months of fiscal 2002 were $1.2 billion compared to $4.9 billion in the first nine months of last year. Net inflows decreased compared to a year earlier as a result of a decrease in mutual fund sales and equity private placements coupled with an increase in redemptions. The Company added $1.0 billion of separate account assets in the first nine months of 2002 primarily as a result of the Company's managed account initiative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asset Flows
                                                      Nine Months Ended
(in billions)                                July 31, 2002         July 31, 2001
--------------------------------------------------------------------------------

Long-term fund assets - beginning                $45.0                 $45.0
 Sales/inflows                                     6.3                   9.2
 Redemptions/outflows                             (5.1)                 (4.3)
 Exchanges                                         -                    (0.2)
 Appreciation (depreciation)                      (3.5)                 (3.4)
                                             -----------------------------------
Long-term fund assets - ending                    42.7                  46.3
                                             -----------------------------------

Separate accounts - beginning                     10.5                   3.2
 Net flows - Institutional and High Net Worth      0.5                  (0.1)
 Net flows - Managed accounts                      0.5                   0.1
 Appreciation (depreciation)                      (0.9)                 (0.2)
                                             -----------------------------------
Separate accounts - ending                        10.6                   3.0

                                             -----------------------------------

Money market fund assets - ending                  1.5                   1.1
                                             -----------------------------------
Total assets under management - ending           $54.8                 $50.4
                                             ===================================

REVENUE
The Company reported revenue of $399.2 million in the first nine months of fiscal 2002 compared to $371.8 million in the first nine months of fiscal 2001, an increase of 7 percent.

Investment adviser and administration fees increased by 16 percent to $213.9 million in the first nine months of fiscal 2002 from $185.0 million in the first nine months of fiscal 2001, consistent with the 3 percent growth in total average assets under management year-over-year and the acquisitions of Atlanta Capital and Fox Asset Management.

Distribution and underwriting fees decreased 3 percent in comparison with the prior period to $124.1 million for the nine months ended July 31, 2002. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income. The decrease in distribution income is also the result of a decrease in contingent deferred sales charges received in conjunction with interval floating-rate bank loan fund redemptions.

Service fee income, which is also based upon a percentage of the market value of assets under management, increased 3 percent to $59.8 million in the first nine months of fiscal 2002 from $57.9 million a year earlier. The increase in service fee income can be primarily attributed to the increase in long-term fund average assets under management.

EXPENSES
Compensation expense increased 13 percent to $77.3 million in the first nine months of fiscal 2002 from $68.3 million in the first nine months of 2001, primarily due to the acquisitions of Atlanta Capital and Fox Asset Management and the build up of the sales infrastructure of the managed account business, which was completed in the third quarter or fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Amortization of deferred sales commissions increased 6 percent to $62.8 million in the first nine months of fiscal 2002 from $59.1 million in the first nine months of fiscal 2001, primarily due to the on-going sales of Class B shares, Class C shares and equity private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999.

Service fee expense increased 8 percent to $49.8 million in the first nine months of fiscal 2002 from $46.0 million a year earlier. The increase in service fee expense can be attributed to the increase in average long-term fund assets retained more than one year.

Distribution fee expense increased 8 percent to $23.6 million in the first nine months of fiscal 2002 from $21.9 million a year earlier, primarily due to the increase in average long-term fund assets under management and a shift in the Company's product mix within the floating-rate income fund category.

Other operating expenses increased 7 percent to $39.8 million in the first nine months of fiscal 2002 from $37.1 million a year ago, primarily reflecting the acquisitions of Atlanta Capital and Fox Asset Management.

OTHER INCOME AND EXPENSE
Interest income increased 45 percent to $7.0 million in the first nine months of 2002 from $4.8 million in the first nine months of 2001. This increase can be primarily attributed to the receipt of $2.1 million of interest income related to the settlement of a Massachusetts income tax dispute.

Interest expense increased to $3.5 million in the first nine months of 2002 from $1.2 million a year ago. The increase noted in interest expense can be attributed to the issuance of the Company's 1.5% zero-coupon exchangeable senior notes in the fourth quarter of fiscal 2001.

In the second quarter of fiscal 2001 the Company recognized a $13.8 million impairment loss related to the Company's minority equity investments in three CDO companies where related collateral assets are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high yield bond market and the effects of the higher default rates on the value of the Company's equity investments in these CDO companies. The Company anticipates that it will continue to earn management fees on assets collateralizing the CDOs.

INCOME TAXES
The Company's effective tax rate was 35 percent during the first nine months of fiscal 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $255.9 million at July 31, 2002, an increase of $45.2 million from October 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING CASH FLOWS
The Company generated $97.0 million of cash from operations in the first nine months of fiscal 2002 compared to $99.2 million in the first nine months of fiscal 2001. Cash generated from operations decreased in the first nine months of fiscal 2002 from fiscal 2001 primarily as a result of $40.9 million of proceeds received from the sale of trading investments in the first nine months of fiscal 2001 offset by a decrease in sales commissions paid year-over-year. Included in cash flows from operations are the payment of capitalized sales commissions associated with the distribution of the Company's Class B and Class C funds, as well as the Company's equity fund private placements. These commission payments continue to be a significant use of cash, but decreased to $70.3 million in the first nine months of fiscal 2002 from $110.7 million in the first nine months of fiscal 2001 as a result of a decrease in equity fund private placements and Class B share sales year-over-year. Effective January 1, 2001, sales commissions are required to be capitalized and deducted, for tax purposes, over their estimated useful lives. Commission payments made prior to January 1, 2001 were deducted for tax purposes at the time of payment. Although this change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes, it has not and will not have an impact on the Company's effective tax rate.

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, reduced cash and cash equivalents by $7.3 million in the first nine months of fiscal 2002 compared to $34.2 million in the first nine months of fiscal 2001. Cash used for investing activities in the first nine months of fiscal 2002 reflects $50.8 million of proceeds received from the sale of available-for-sale investments.

FINANCING CASH FLOWS
Financing activities, consisting primarily of the issuance and repurchase of the Company's non-voting common stock, reduced cash and cash equivalents by $44.5 million in the first nine months of fiscal 2002 compared to $41.8 million in the first nine months of fiscal 2001. The Company repurchased a total of 1,086,700 shares of its non-voting common stock for $37.2 million in the first nine months of fiscal 2002 under its authorized repurchase program and issued 1,845,000 shares or $15.7 million of non-voting common stock in connection with the exercise of stock options in the first nine months of fiscal 2002. The Company's dividend was $0.2175 per share in the first nine months of fiscal 2002 compared to $0.18 per share in the first nine months of fiscal 2001.

The following table details the Company's contractual obligations under its senior notes and lease arrangements:

--------------------------------------------------------------------------------
Contractual Obligation                              Payments due
--------------------------------------------------------------------------------
                                        Less than 1     1-3      4-5     After 5
(in millions)                  Total       year        years    years     years
--------------------------------------------------------------------------------
6.22% senior notes due 2004    $14.2       $7.1        $ 7.1      -         -
--------------------------------------------------------------------------------
Operating leases               $37.4       $4.7        $10.3    $10.1     $12.3
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluded from the table above are the Company's zero-coupon exchangeable senior notes ("Notes") at a principal amount at maturity of $314.0 million due August 13, 2031. The Company's operating subsidiary, Eaton Vance Management ("EVM"), issued the Notes in August of 2001, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5% per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company's non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006 at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody's or Standard and Poor's. Such repurchases can be paid in cash, shares of the Company's non-voting common stock or a combination of both.

On August 13, 2002, EVM repurchased for cash $87.0 million ($134.1 million principal amount at maturity) of the Notes. Accordingly, this amount was classified as a short-term liability on the July 31, 2002 Consolidated Balance Sheet. In conjunction with the repurchase, the Company expects to expense approximately $2.1 million of offering costs of the Notes in the fourth quarter of 2002. These costs are included in "Other deferred assets" in the Consolidated Balance Sheet at July 31, 2002.

The Notes remaining outstanding after the repurchase had an accreted value of $116.5 million on July 31, 2002 ($179.9 million principal amount at maturity). Each Note holder that did not tender its Notes for purchase received a one-time cash payment on August 13, 2002 equal to approximately 0.50 percent of each Note's accreted value. Such payment will result in a charge to the Consolidated Income Statement of $0.6 million in the fourth quarter of 2002. EVM also provided the holders of the remaining outstanding Notes the option to require their repurchase on November 13, 2002.

In December 2001, the Company executed a revolving credit facility with several banks. This facility, which expires December 2004, provides that the Company may borrow up to $170 million at market rates of interest that vary depending on the level of usage of the facility and the Company's credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At July 31, 2002, the Company had no borrowings outstanding under its revolving credit facility.

The Company expects the principal uses of cash will be to increase assets under management through expansion, pay operating expenses, enhance technology infrastructure, purchase investments, make acquisitions, pay shareholder dividends, repay and service debt and acquire shares of the Company. The Company expects to generate cash through its short-term funding resources including operating cash flows, and its line of credit. Operating cash flows are affected by changes in securities markets. For a further discussion of market risk please see the section regarding "Certain Factors That May Affect Future Results" below. The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 eliminates the requirement to report gains and losses from the extinguishment of debt as extraordinary items in the income statement unless the extinguishment meets the criteria under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective for the Company's fiscal year beginning November 1, 2002 with early application encouraged. SFAS No. 145 also modifies the accounting treatment of certain lease arrangements. The Company does not expect the adoption of this standard to have a material impact on the results of operations or the consolidated financial position of the Company.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission ("SEC") (including this Quarterly Report on Form 10-Q) may contain statements which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separately managed accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company's financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser, administration, distribution and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company's assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company's revenues if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company's actual results could be affected by the loss of key managerial personnel through competition or retirement. The Company's operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, or costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, mutual fund transfer agency or mutual fund administration.

The Company's business is subject to substantial governmental regulation. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant affect on the Company's operations and results, including but not limited to increased expenses and reduced investor interest in certain mutual funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company's primary exposure to equity price risk arises from its investments in sponsored equity mutual funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the mutual fund shares. The Company's investments in sponsored equity mutual funds totaled $13.1 million at July 31, 2002 and are carried at fair value on the Company's Consolidated Balance Sheets.

The Company's primary exposure to interest rate risk arises from its investment in fixed and floating-rate income mutual funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.5 million based on fixed and floating-rate investments of $99.1 million as of July 31, 2002. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its equity interests in several collateralized debt obligation companies that are included in "Other investments" in the Company's Consolidated Balance Sheets. In periods of rising default rates and declining recovery rates, the carrying value of the Company's investments in these securities may be adversely affected by unfavorable changes in cash flow estimates and higher expected returns. The Company's equity interests in collateralized debt obligation companies totaled $13.3 million at July 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No items were submitted to a vote in the third quarter of fiscal 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.     Description

     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on May 22, 2002, regarding the Company's press release of its results of operations for the quarter ended April 30, 2002.

The Company filed a Form 8-K with the SEC on July 16, 2002, regarding the repurchase of Eaton Vance Management's zero-coupon exchangeable senior notes due in 2031 ("Notes").

The Company filed a Form 8-K with the SEC on August 9, 2002, regarding the amendment of certain terms of the Notes.

The Company filed a Form 8-K with the SEC on August 14, 2002, regarding the repurchase of $87.0 million of the Notes.

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



                                                         EATON VANCE CORP.
                                                         ------------------
                                                           (Registrant)




DATE:  September 13, 2002                               /s/ William M. Steul
                                                  ------------------------------
                                                            (Signature)
                                                          William M. Steul
                                                       Chief Financial Officer



DATE:  September 13, 2002                               /s/ Laurie G. Hylton
                                                   -----------------------------
                                                           (Signature)
                                                         Laurie G. Hylton
                                                     Chief Accounting Officer


I, James B. Hawkes, certify that:

     1.   I have  reviewed  this  quarterly  report on Form 10-Q of Eaton  Vance
          Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

DATE:  September 13, 2002                               /s/ James B. Hawkes
                                                  -----------------------------
                                                            (Signature)
                                                          James B. Hawkes
                                                       Chairman, Director and
                                                     Principal Executive Officer

I, William M. Steul, certify that:

     1.   I have  reviewed  this  quarterly  report on Form 10-Q of Eaton  Vance
          Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


DATE:  September 13, 2002                               /s/ William M. Steul
                                                  ------------------------------
                                                            (Signature)
                                                          William M. Steul
                                                       Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hawkes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  September 13, 2002                               /s/ James B. Hawkes
                                                   -----------------------------
                                                            (Signature)
                                                          James B. Hawkes
                                                       Chairman, Director and
                                                     Principal Executive Officer

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William M. Steul, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  September 13, 2002                               /s/ William M. Steul
                                                   -----------------------------
                                                             (Signature)
                                                           William M. Steul
                                                        Chief Financial Officer