Form 10-K
period 2002-10-31
EATON VANCE CORP
filed 2003-01-27
CIK 350797

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2002
                          Commission File Number 1-8100

                                EATON VANCE CORP.
             (Exact name of registrant as specified in its charter)

              Maryland                                   04-2718215
   --------------------------------         ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

255 State Street, Boston, Massachusetts                      02109
----------------------------------------                   ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.            Yes[ x ]     No[    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[X] No[ ]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $28.25 on December 31, 2002 on the New York Stock Exchange was $1,618,596,039 Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant's Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the latest practicable date.

                  Class                        Outstanding at December 31, 2002
Non-Voting Common Stock, $0.0078125 par value                        69,162,424
---------------------------------------------
Common Stock, $0.0078125 par value                                      154,880
---------------------------------------------

Portions of Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 2002 (Exhibit 13.1 hereto) have been incorporated by reference into the following Parts of this report: Part I, Part II and Part IV.
================================================================================

1
                                     PART I

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

ITEM 1.  BUSINESS

GENERAL

Eaton Vance Corp. (the "Company") has been in the investment management business for over seventy-five years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. The Company's principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals. As of October 31, 2002, the Company managed $55.6 billion in portfolios with investment objectives ranging from high current income to maximum capital gain.

In fiscal 2001, the Company expanded its strategic focus to encompass two major potential growth areas: managing assets for institutions, including pension plans and endowments; and managing individual portfolios for higher-net-worth clients who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in the institutional and separately managed account business, the Company acquired 70 percent of Atlanta Capital Management, LLC ("Atlanta Capital") and 80 percent of Fox Asset Management LLC ("Fox Asset Management"), two institutional investment management firms focusing, respectively, on growth and value investment styles. These strategic acquisitions, completed on September 30, 2001, complement the strengths of the Company and provide new opportunities to broaden the Company's mix of asset management disciplines, clients and distribution channels. Atlanta Capital managed $6.1 billion in predominantly growth equity assets at acquisition date; Fox Asset Management managed $1.8 billion in predominantly value equity assets at acquisition date.

The Company operates in one business segment, namely as an investment adviser managing fund and separate account assets. The Company conducts its investment management business through its two wholly-owned subsidiaries, Eaton Vance Management ("EVM") and Boston Management and Research ("BMR"), and its two majority-owned subsidiaries, Atlanta Capital and Fox Asset Management. All four entities are registered with the Securities and Exchange Commission ("SEC") as investment advisers under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Eaton Vance Distributors, Inc. ("EVD"), a wholly-owned broker/dealer registered under the Securities Exchange Act of 1934 (the "Exchange Act"), markets and sells the Eaton Vance funds. Eaton Vance Management (International) Limited, ("EVMI"), a wholly-owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells the Company's investment products in Europe and certain other international markets. The Company is headquartered in Boston, Massachusetts, has offices in Atlanta, Georgia and Little Silver, New Jersey and has sales representatives located throughout the United States. In addition, the Company maintains an international office in London, England.

DEVELOPMENT OF BUSINESS

Over the past five years, the Company has assumed a leading role in the investment industry as a comprehensive wealth manager offering products for creating and growing wealth, protecting and preserving wealth and, ultimately, for distributing wealth, all with an emphasis on tax efficiency.

The Company has developed a position as the leading provider of equity funds that are managed with an objective of after-tax returns. Tax-managed investing addresses the roughly 50 percent of equity fund assets held by taxpaying investors outside of qualified retirement plans such as IRAs and 401(k)s. The Company introduced its Eaton Vance Tax-Managed Growth Fund 1.1 in the spring of 1996. In fiscal 1997 and 1998, the Company added two new tax-managed funds, Eaton Vance Tax-Managed Small-Cap Growth Fund 1.1 and Eaton Vance Tax-Managed International Growth Fund. In fiscal 2000, the Company further expanded its tax-managed product line with the introduction of Eaton Vance Tax-Managed Value Fund and Eaton Vance Tax-Managed Multi-Cap Opportunity Fund, each focusing on maximizing long-term after-tax returns. In fiscal 2001, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Small-Cap Growth Fund 1.2 were introduced, making use of an innovative structure to invest in the same portfolios as their respective predecessor funds while shielding new investors from potential tax liability for historical portfolio gains. In fiscal 2002, the Company capitalized on the investment strengths of its newly acquired subsidiaries and introduced Eaton Vance Tax-Managed Mid-Cap Core Fund, for which Atlanta Capital is the subadvisor, and Eaton Vance Tax-Managed Small-Cap Value Fund, for which Fox Asset Management is the subadvisor. The expanded lineup of tax-managed funds made possible by the acquisitions of Atlanta Capital and Fox Asset Management led to the creation of Eaton Vance Tax-Managed Equity Asset Allocation Fund, an innovative new fund that invests in all seven tax-managed investment portfolios, providing investors with broad diversification, professional asset allocation and a consistent tax-managed investment approach.

The Company's retail tax-managed equity fund products are complemented by the Company's line of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors.

In addition to its retail and privately offered tax-managed equity funds, the Company offers a family of open-end and exchange-listed municipal bond funds that continue to be an important part of the Company's tax-managed product offering. In August of 2002, the Company completed the successful offering of three new closed-end municipal bond funds, raising $2.5 billion in new assets. At October 31, 2002, the Company's tax-advantaged municipal bond fund lineup included eight open-end and closed-end national funds and 56 open-end and closed-end state-specific municipal bond funds in 29 different states.

The Company expanded the scope of its high-net-worth investment products in fiscal 2000 to include The U.S. Charitable Gift Trust and its Pooled Income Funds, designed to address the distribution of wealth in a convenient, tax efficient manner. The U.S. Charitable Gift Trust is one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Gift Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

In addition to its tax-managed products, the Company offers a variety of taxable fixed-income, floating-rate bank loan funds and taxable equity funds. In fiscal 2002, the Company introduced four new taxable equity funds suitable for qualified retirement plans, tax-exempt institutions and other tax-free or tax-insensitive investors. Eaton Vance Large-Cap Core Fund is managed by EVM and follows an investment style similar to the Company's Tax-Managed Growth Funds, but without considering the impact of taxes. Eaton Vance Large-Cap Growth Fund and Eaton Vance Small-Cap Fund are sub-advised by Atlanta Capital and Eaton Vance Small-Cap Value Fund is sub-advised by Fox Asset Management.

In fiscal 2002, the Company continued to focus on expanding its presence in the managed accounts marketplace by organizing and staffing a 15-person managed accounts marketing team, including a highly experienced sales force in the field calling on brokers and consultants. At October 31, 2002, the Company participated in approximately 40 broker/dealer managed account programs and continues to add new distribution opportunities.

On October 31, 2002, the Company provided investment advisory or administration services to 180 funds, 1,370 separately managed individual and institutional accounts, and participated in 40 managed account broker/dealer programs. At that date, there were $44.8 billion of fund assets and $10.8 billion of separate account assets. The following table shows fund and separate account assets for the dates indicated:

                                       FUND AND SEPARATE ACCOUNT ASSETS
                                                AT OCTOBER 31,
                             ---------------------------------------------------
                               2002       2001       2000      1999       1998
                             ---------------------------------------------------
                                              (in millions)
Long-term fund assets:
   Equities                  $22,900    $25,200    $25,400    $18,000    $ 9,800
   Floating-rate bank loan     7,700      9,600     10,100     10,000      6,200
   Fixed income               13,300     10,200      9,500      9,600      9,100
                             -------    -------    -------    -------    -------
Total long-term fund assets   43,900     45,000     45,000     37,600     25,100
Money market fund assets         900      1,100      1,000        500        800
Separate account assets       10,800     10,500      3,200      2,800      2,500
                             -------    -------    -------    -------    -------
      Total                  $55,600    $56,600    $49,200    $40,900    $28,400
                             =======    =======    =======    =======    =======

Equity assets under management (including funds and separate accounts) comprised 54 percent of total assets under management on October 31, 2002 compared to 57 percent on October 31, 2001. Fixed income assets under management increased to 31 percent of total assets under management from 26 percent a year ago and floating-rate income assets decreased to 15 percent from 17 percent a year ago.

INVESTMENT MANAGEMENT AND ADMINISTRATIVE ACTIVITIES

Portfolio managers employed by the Company make investment decisions for all but five of the Eaton Vance funds in accordance with each fund's investment objectives and policies. Investment decisions for four international equity funds are made by Lloyd George Management ("LGM"), an independent investment management company based in Hong Kong in which the Company owns a 21 percent equity position. The portfolio managers of the Company and LGM jointly manage one international equity fund. OrbiMed

Advisors LLC. ("OrbiMed"), an independent investment management company based in New York, makes investment decisions for Eaton Vance Worldwide Health Sciences Fund. The Company's portfolio management staff has, on average, more than 18 years of experience in the securities industry. The Company's investment advisory agreements for management services with each of the funds provide for fees ranging from 10 to 100 basis points of average net assets annually. For funds that are registered under the Investment Company Act of 1940, as amended ("Registered Funds"), a majority of the independent trustees (i.e., those unaffiliated with the management company) of these Registered Funds must approve the investment advisory agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days notice without penalty. Registered Fund shareholders must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by the Company's wholly-owned and majority-owned subsidiaries make decisions for the Company's separate accounts. The Company's investment counselors and separate account portfolio managers use the same types of information as fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients. The Company receives investment advisory fees for separate accounts on a quarterly basis based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average net assets for the period. These fees generally range from 20 to 100 basis points of assets under management and are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2002:

                                         INVESTMENT ADVISORY AND
                                          ADMINISTRATION FEES
                                         YEAR ENDED OCTOBER 31,
                           -----------------------------------------------------
                           2002        2001       2000        1999        1998
                           -----------------------------------------------------
                                              (in thousands)
Investment advisory fees -
     Funds                 $225,783    $226,249   $204,926  $ 173,079   $127,234
     Separate accounts       40,798      14,700     12,436     11,169     11,295
Administration fees -
  funds *                    14,213      11,383      8,982     14,396     13,952
                           --------    --------    -------   --------   --------
     Total                 $280,794    $252,332    226,344   $198,644   $152,481
                           ========    ========    =======   ========   ========

* Administration fees decreased in fiscal 2000 primarily as a result of the change in fee structure associated with the implementation of Rule 12b-1 equivalent distribution plans by the bank loan interval funds on May 1, 1999.

INVESTMENT ADVISORY AGREEMENTS AND DISTRIBUTION PLANS

Beginning in 1993, the Company introduced the Master/Feeder structure for most of its funds. Master/Feeder is a two-tiered arrangement in which funds ("Feeder Funds") with substantially identical investment objectives pool their assets by investing in a common portfolio ("Master Fund"). Each Eaton Vance Master Fund (except funds managed by LGM or OrbiMed) has entered into an investment advisory agreement with EVM or BMR. Although the specific terms of these agreements vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVM or BMR, as applicable, provides overall investment management services to each of the Master Funds, subject to the supervision of each fund's Board of Trustees in accordance with each fund's fundamental investment objectives and policies. In certain cases, Atlanta Capital and Fox Asset Management act as the sub-advisers to EVM and BMR.

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

In addition, certain funds have adopted distribution plans, which, subject to applicable law, provide for compensation to the Company for the payment of applicable sales commissions to retail distribution firms and for distribution services through the payment of an ongoing distribution fee (i.e., a Rule 12b-1 fee). These distribution plans are implemented through distribution agreements between EVD and the funds. Although the specific terms of each such agreements vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the fund and distributes shares of the fund through unaffiliated dealers. Each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective funds, including a majority of the independent trustees.

Each fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the fund who are employed by the Company. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its fee and pay for some expenses of the fund.

EVM, BMR, Atlanta Capital or Fox Asset Management have entered into an investment advisory agreement for each separately managed account, which sets forth the account's investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. The Company's separate account portfolio managers may assist clients in formulating investment strategies.

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

MARKETING AND DISTRIBUTION OF FUND SHARES

The Company markets and distributes shares of continuously offered and closed-end funds through EVD. EVD sells fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company's retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company's investment products. For the 2002, 2001 and 2000 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 35 percent, 34 percent, and 31 percent, respectively, of the Company's fund sales volume. EVD currently maintains a sales force of 47 external wholesalers and 47 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in selling shares of funds.

The Company also offers its funds to investors without charging sales commissions or other transaction fees through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells its Registered Funds with up to five separate pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional (no-load) (Class I). For Class A shares, the shareholder pays the broker's commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets.

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

In fiscal 2002, the Company introduced the Eaton Vance Emerald Funds, a new family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities ("UCITS") funds domiciled in Dublin, Ireland and are sold by certain dealer firms through EVMI to investors in the European Union. The Company earns distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

Reference is made to Note 15 of the Notes to Consolidated Financial Statements contained in the Eaton Vance Corp. Annual Report to Shareholders for the fiscal year ended October 31, 2002 (which report is furnished as Exhibit 13.1 hereto) for a description of the major customers that provided over 10 percent of the total revenue of the Company.

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

COMPETITIVE CONDITIONS AND RISK FACTORS

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-K) may contain statements, which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

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

REGULATION

EVM, BMR, Atlanta Capital and Fox Asset Management are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the Investment Company Act of 1940, as amended. Except for privately-offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company's investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, limitations on EVM, BMR, Atlanta Capital or Fox Asset Management engaging in the investment management business for specified periods of time, the revocation of any such Company's registration as an investment adviser and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. ("NASD") and other federal and state agencies. EVD is subject to the SEC's net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD's regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2002. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI was granted permission in March 2002 by the Financial Services Authority
(FSA) to conduct a regulated business in the United Kingdom. EVMI's primary business purpose is to distribute the company's investment products in Europe and certain other international markets. Under the FSA's Financial Services and Markets Act, EVMI is subject to certain liquidity and capital requirements. Such capital requirements may limit the company's ability to make withdrawals of capital from EVMI. In addition, failure to comply with such capital requirements could jeopardize EVMI's approval to conduct business in the United Kingdom. There were no violations of the capital requirements in fiscal 2002.

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

EMPLOYEES

On October 31, 2002, the Company and its subsidiaries had 575 full-time employees. On October 31, 2001, the comparable figure was 562.

AVAILABLE INFORMATION

The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after the such filing has been made with the SEC. Reports may be obtained through the Company's website at EATONVANCE.COM or by calling investor relations 617-482-8260.

ITEM 2. PROPERTIES

The Company conducts its principal operations through leased offices located in Boston, Massachusetts, Atlanta, Georgia, Little Silver, New Jersey and London, England. Management believes that the Company's facilities are adequate to serve its currently anticipated business needs.

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

No items were submitted to a vote in the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Voting Common Stock, $0.0078125 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company's Non-Voting Common Stock, $0.0078125 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of the Company's Non-Voting Common Stock at October 31, 2002 was 1,100. The additional information required to be disclosed in Item 5 is found on page 6 of the Company's 2002 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), under the caption "Stock Price History" and is incorporated herein by reference.

The following table sets forth certain information concerning equity compensation plans:

                                                                      (C) (2)
                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     REMAINING
                                     (A) (1)                         AVAILABLE
                                    NUMBER OF                        FOR FUTURE
                                   SECURITIES                        ISSUANCE
                                  TO BE ISSUED         (B)          UNDER EQUITY
                                    UPON THE     WEIGHTED-AVERAGE   COMPENSATION
                                   EXERCISE OF    EXERCISE PRICE    (EXCLUDING
                                  OUTSTANDING     OF OUTSTANDING      PLANS
                                    OPTIONS,        OPTIONS,       SECURITIES
                                    WARRANTS        WARRANTS       REFLECTED IN
PLAN CATEGORY                      AND RIGHTS      AND RIGHTS        COLUMN(A))
--- --------------------------------------------------------------------------
Equity compensation plans
  approved by security holders     6,127,252         $22.18          6,155,228
Equity compensation plans not
  approved  by security holders       --               --               --
                                   --------------------------------------------
Total                              6,127,252         $22.18          6,155,228
                                   ===========================================

(1) The amounts appearing under the "Number of securities to be issued upon the exercise of outstanding options, warrants and rights" includes 6,127,252 shares related to the Company's Stock Option Plan.

(2) The amounts appearing under "Number of securities remaining available for future issuance under equity compensation plans" includes 5,458,366 shares related to the Company's Stock Option Plan and 696,862 shares related to the Company's Restricted Stock Plan.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data appearing under the caption "Five Year Financial Summary" on page 13 of the Company's 2002 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated by reference. A reference is also made to the discussion of the significant accounting change on page 8 of
Item 1 of this document.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis of financial condition and results of operations appearing on pages 14 through 26 of the Company's 2002 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk appearing under the caption of "Quantitative and Qualitative Disclosures about Market Risk" within Management's Discussion and Analysis of financial condition and results of operations appearing on page 25 through 26 of the Company's 2002 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes thereto and the independent auditors' report appearing on pages 27 through 50 of the Company's 2002 Annual Report to Shareholders (furnished as Exhibit 13.1 hereto), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and positions of each of the Company's directors and executive officers at December 31, 2002:


NAME                  AGE   POSITION
--------------------------------------------------------------------------------

James B. Hawkes       61    Chairman of the Board, President and Chief
                              Executive Officer
John G.L. Cabot       68    Director
Leo I. Higdon, Jr.    56    Director
John M. Nelson        71    Director
Vincent M. O'Reilly   64    Director
Ralph Z. Sorenson     69    Director
Thomas E. Faust Jr.   44    Director, Executive Vice President and Chief
                              Investment Officer
Jeffrey P. Beale      46    Vice President and Chief Administrative Officer
Alan R. Dynner        62    Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton      36    Vice President and Chief Accounting Officer
William M. Steul      60    Vice President, Treasurer and Chief Financial
                              Officer
Wharton P. Whitaker   58    Vice President and Chief Sales and Marketing Officer

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

Mr. Nelson has served as a Director of the Company since January 1998. He is Chairman of the Governance Committee and serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is Chairman of Commonwealth National Bank and serves as a Director of BNS Corporation and Commerce Holdings Inc.

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

Mr. Sorenson has served as a Director of the Company since March 1989. He is Chairman of both the Compensation and Option Committees and serves as a member of the Audit and Governance Committees established by the Company's Board of Directors. Mr. Sorenson also serves as a Director of Polaroid Corporation and Whole Foods Market.

Mr. Faust was elected a Director of the Company in January 2002 and has been Chief Investment Officer and Executive Vice President since January 2000. He served as head of the Company's equity investment group from February 1995 to October 2001 and was a Vice President of the Company from December 1987 to January 2000. Mr. Faust serves as a member of the Executive and Governance Committees established by the Company's Board of Directors and as a member of the Company's Management Committee.

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

Mr. Whitaker has been Vice President and Chief Sales and Marketing Officer of the Company since January 2002, and has been the President of Eaton Vance Distributors, Inc., since November 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc., from June 1987 to October 1991. Mr. Whitaker is a member of the Company's Management Committee.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company's equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal 2002 all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION

(A) SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the "named executive officers").

                                                                                LONG TERM COMPENSATION
                                                                            --------------------------------
                                             ANNUAL COMPENSATION                        AWARDS
                                                                            --------------------------------
                                                              OTHER ANNUAL      RESTRICTED    SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                            COMPENSATION     STOCK AWARD    UNDERLYING    COMPENSATION
POSITION                     YEAR       SALARY        BONUS        (1)             (2)         OPTIONS          (3)
-------------------------------------------------------------------------------------------------------------------------
                                        ($)          ($)           ($)           ($)             (#)            ($)
-------------------------------------------------------------------------------------------------------------------------
James B. Hawkes President    2002       600,000     2,300,000         6,578              -          173,600       30,000
and Chief Executive          2001       602,000     3,125,000         4,090              -          160,000       30,000
Officer                      2000       450,000     2,500,000         4,345              -          100,000       30,000
-------------------------------------------------------------------------------------------------------------------------
Thomas E. Faust Jr.          2002       407,000     2,070,000        29,579              -          138,900       30,000
Executive Vice President     2001       407,000     2,812,500        38,348              -          125,000       30,000
and Chief Investment         2000       330,000     2,250,000        58,241      1,000,000           60,000       30,000
Officer
-------------------------------------------------------------------------------------------------------------------------
Alan R. Dynner               2002       280,000       450,000         6,579              -           34,700       30,000
Vice President and Chief     2001       280,000       610,000         7,174              -           30,000       30,000
Legal Officer                2000       272,000       435,000         8,347              -           30,000       30,000
-------------------------------------------------------------------------------------------------------------------------
William M. Steul             2002       280,000       450,000             -              -           34,700       30,000
Vice President and Chief     2001       280,000       610,000         6,203              -           30,000       30,000
Financial Officer            2000       275,000       435,000         6,952              -           30,000       30,000
-------------------------------------------------------------------------------------------------------------------------
Wharton P. Whitaker          2002       263,000     1,170,155         5,192              -           34,700       30,000
Vice President and Chief     2001       263,000     1,161,104         7,184              -           30,000       30,000
Sales and Marketing          2000       255,000     1,182,208         8,335              -           30,000       30,000
Officer
-------------------------------------------------------------------------------------------------------------------------

(1) The amounts appearing under "Other Annual Compensation" represent the discount on the purchase of the Company's stock under the Company's Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

(2) Mr. Faust had aggregate restricted stock holdings of 43,637 shares with a market value of $1,269,837 at October 31,
    2002. Shares vest over five to seven years from the date of grant. The Company expects 43,637 shares to vest over the next three years. Dividends are paid on restricted stock awards.

(3) The amounts appearing under "All Other Compensation" represent contributions by the Company to the Company's profit sharing plans, supplemental profit sharing and 401(k) Plans.

(B) OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes stock option grants during 2002 to the named executive officers:

                                              PERCENTAGE
                              NUMBER OF        OF TOTAL                                    POTENTIAL REALIZABLE VALUE
                              SECURITIES       OPTIONS                                     AT ASSUMED ANNUAL RATES OF
                              UNDERLYING      GRANTED TO      EXERCISE                      STOCK PRICE APPRECIATION
                               OPTIONS       EMPLOYEES IN      PRICE       EXPIRATION          FOR OPTION TERM (1)
           NAME                GRANTED       FISCAL YEAR     ($/SHARE)        DATE             5% ($)       10% ($)
--------------------------- --------------- --------------- ------------- -------------- ----------------------------
James B. Hawkes                170,113            9.0%        $28.67      11/1/2011         3,067,207      7,772,905
                                 3,487            0.2%        $31.54      11/1/2006            17,623         51,037
Thomas E. Faust Jr.            135,413            7.2%        $28.67      11/1/2011         2,441,552      6,187,372
                                 3,487            0.2%        $31.54      11/1/2006            17,623         51,037
Alan R. Dynner                  31,213            1.7%        $28.67      11/1/2011           562,783      1,426,203
                                 3,487            0.2%        $31.54      11/1/2006            17,623         51,037
William M. Steul                31,213            1.7%        $28.67      11/1/2011           562,783      1,426,203
                                 3,487            0.2%        $31.54      11/1/2006            17,623         51,037
Wharton P. Whitaker             31,213            1.7%        $28.67      11/1/2011           562,783      1,426,203
                                 3,487            0.2%        $31.54      11/1/2006            17,623         51,037

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

(C) AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table summarizes stock options exercised during 2002 and stock options held as of October 31, 2002 by the named executive officers.

                                                                NUMBER OF
                           SHARES                         SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                         ACQUIRED ON       VALUE      UNEXERCISED OPTIONS AT FISCAL    IN-THE-MONEY OPTIONS AT FISCAL
                          EXERCISE       REALIZED                YEAR END                       YEAR END (1)
                        -----------------------------------------------------------------------------------------------
                                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         NAME                (#)            ($)             (#)             (#)             ($)              ($)
-----------------------------------------------------------------------------------------------------------------------
James B. Hawkes           940,000       25,605,996         168,147        405,453         2,265,575        1,945,882
Thomas E. Faust Jr.        86,696        2,327,346         168,947        303,753         2,637,532        1,292,332
Alan R. Dynner            104,902        2,521,803          34,935         99,765           455,322          696,612
William M. Steul           58,400        1,599,691          32,835         99,065           419,115          684,543
Wharton P. Whitaker        54,784        1,429,223          35,635         99,065           467,391          684,543

(1) Based on the fair market value of the Company's Non-Voting Common stock on October 31, 2002 ($28.71) as reported on the New York Stock Exchange, less the option exercise price.

(D) COMPENSATION OF DIRECTORS

Directors not otherwise employed by the Company receive a retainer of $7,500 per quarter, $1,500 per Directors' meeting, and $1,000 per committee meeting. Directors serving as Chairmen of the Audit and Compensation Committees receive an additional retainer of $500 per quarter. During the fiscal year ended October 31, 2002, Leo Higdon and John M. Nelson, Jr. each received $37,000; John G.L. Cabot, Vincent M. O'Reilly and Ralph Z. Sorenson received $40,000, $42,000, and $43,000, respectively. In addition, each Director was granted options for 6,000 shares.

(E) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are no compensation committee interlocks or insider participation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) COMMON STOCK

All outstanding shares of the Company's Voting Common Stock, $0.0078125 par value (which is the only class of the Company's stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of December 31, 2002), James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer. The Voting Trust was renewed for an additional three-year term until October 30, 2003. The Voting Trustees have unrestricted voting rights to elect the Company's directors. At December 31, 2002, the Company had outstanding 154,880 shares of Voting Common Stock. Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company's assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company's outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at December 31, 2002, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 154,880 shares of the Voting Common Stock then outstanding:

                                                    NUMBER OF
                                                    SHARES OF
                                                  VOTING COMMON
                                                  STOCK COVERED
  TITLE OF CLASS                   NAME            BY RECEIPTS       % OF CLASS
-------------------------------------------------------------------------------
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

(B) NON-VOTING COMMON STOCK

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.0078125 par value, shall have no voting rights under any circumstances whatsoever. As of December 31, 2002, the officers and Directors of the Company, as a group, beneficially owned 5,586,527 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 7.91 percent of the 69,162,424 shares then outstanding plus 810,953 shares subject to options exercisable within 60 days and 657,517 held in the trust of the Stock Option Income Deferral Plan based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company's Non-Voting Common Stock (including, as noted unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, "Executive Compensation") as of December 31, 2002 (such investment power being sole unless otherwise indicated):

                                                  AMOUNT OF           PERCENTAGE
                                                  BENEFICIAL              OF
      TITLE OF CLASS        BENEFICIAL OWNERS    OWNERSHIP (A)         CLASS (B)
--------------------------------------------------------------------------------
Non-Voting Common Stock   Landon T. Clay          7,748,932  (g)           11.20
Non-Voting Common Stock   James B. Hawkes         2,775,468  (c)(d)(f)      4.00
Non-Voting Common Stock   Thomas E. Faust Jr.       977,341  (c)(f)         1.41
Non-Voting Common Stock   Wharton P. Whitaker       737,453  (c)(f)         1.07
Non-Voting Common Stock   William M. Steul          325,658  (c)(f)         0.47
Non-Voting Common Stock   Alan R. Dynner            249,825  (c)            0.36
Non-Voting Common Stock   John G.L. Cabot           224,979  (c)(e)         0.33
Non-Voting Common Stock   Ralph Z. Sorenson          84,227  (c)            0.12
Non-Voting Common Stock   John M. Nelson             19,835  (c)            0.03
Non-Voting Common Stock   Vincent M. O'Reilly        11,370  (c)            0.02
Non-Voting Common Stock   Leo I. Higdon               6,761  (c)            0.01

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

    (a) Based solely upon information furnished by the individuals.

    (b) Based on 69,162,424 outstanding shares plus options exercisable within 60 days of 295,240 for Mr. Hawkes, 190,300 for Mr. Faust, 68,230 for Mr. Dynner, 56,720 for Mr. Whitaker, 56,720 for Mr. Steul, 11,835 for Mr. Nelson, 11,835 for Mr. Cabot, 11,835 for Mr. Sorenson, 10,152 for Mr. O'Reilly, and 5,470 for Mr. Higdon.

    (c) Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

    (d) Includes 93,160 shares owned by Mr. Hawkes' spouse and 61,349 shares held by Mr. Hawkes' daughter.

    (e) Includes 32,000 shares held in a family limited partnership.

    (f) Includes shares held in the trust of the Stock Option Income Deferral Plan of 474,611 shares for Mr. Hawkes, 111,540 shares for Mr. Faust, 40,661 shares for Mr. Steul, and 30,705 shares for Mr. Whitaker.

    (g) Includes 20,336 shares held in trust of a profit sharing retirement plan for the employees of LTC Corp. 60 percent owned by Mr. Clay.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(C) INDEBTEDNESS OF MANAGEMENT

The Company has established an Executive Loan Program under which a maximum of $10 million is available for loans to key employees and Directors for purposes of financing the exercise of stock options for shares of the Company's Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 3.8 percent to 7.1 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. The Company ceased making new loans under the Executive Loan Program to executive officers and Directors in conformity with a federal law effective July 30, 2002. Other key employees remain eligible for new loans under the program. Loans outstanding under this program amounted to $3,529,662 at October 31, 2002.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan program at any time since November 1, 2001, in an aggregate amount in excess of $60,000:

                      LARGEST AMOUNT                           RATE OF
                         OF LOANS                              INTEREST
                       OUTSTANDING          LOANS             CHARGED ON
                         SINCE          OUTSTANDING AS         LOANS AS
                       11/1/2001         OF 12/31/2002       OF 12/31/2002
-------------------------------------------------------------------------------
Alan Dynner             $499,865           $499,865        4.96% - 4.98%  (1)
James B. Hawkes         $413,852           $361,330        4.83% - 6.77%  (2)
Laurie G. Hylton        $102,688           $102,688        4.30% - 5.21%  (3)
Jeffrey P. Beale         $86,016            $86,016              4.30%

(1) 4.96% interest payable on $399,940 principal amount and 4.98% interest payable on $99,925 principal amount.

(2) 6.77% interest payable on $70,000 principal amount, 4.83% interest payable on $174,798 principal amount, 6.47% interest payable on $58,266 principal amount, and 6.32% interest payable on $58,266 principal amount.

(3) 5.21% interest payable on $31,313 principal amount and 4.30% interest payable on $71,375 principal amount.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days prior to the filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. James B. Hawkes, Chairman, Director and Principal Executive Officer, and William M. Steul, Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Hawkes and Steul concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (1) The following consolidated financial statements of Eaton Vance Corp. and independent auditors' report, included on pages 27 through 50 of the Annual Report, are incorporated by reference as a part of this Form 10-K:

                                                                      SEPARATE
                                                                      DOCUMENT
  EATON VANCE CORP. 2002 ANNUAL REPORT TO SHAREHOLDERS               PAGE NUMBER
  ------------------------------------------------------------------------------

  Consolidated Statements of Income for each of the three
  years in the period ended October 31, 2002                               27

  Consolidated Balance Sheets as of October 31, 2002 and 2001           28-29

  Consolidated Statements of Shareholders' Equity and Comprehensive
  Income for each of the three years in the period ended October 31,
  2002                                                                  30-31

  Consolidated Statements of Cash Flows for each of the three
  years in the period ended October 31, 2002                               32

  Notes to Consolidated Financial Statements                            33-49

  Independent Auditors' Report                                             50

  All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

  (2) The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 28 through 31 and is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

The Company filed a Form 8-K with the SEC on August 21, 2002, regarding the Company's press release of its results of operations for the quarter ended July 31, 2002.

The Company filed a Form 8-K with the SEC on November 13, 2002, regarding the amendment of certain terms of zero-coupon exchangeable senior notes issued by EVM due in 2031 ("Notes").

The Company filed a Form 8-K with the SEC on November 14, 2002, announcing that EVM was not required to repurchase any of the Notes.

The Company filed a Form 8-K with the SEC on November 26, 2002, regarding the Company's press release of its results of operations for the quarter ended October 31, 2002.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EATON VANCE CORP.

                                               /s/ James B. Hawkes
                                                   James B. Hawkes
                                                   Chairman, Director and Chief
                                                   Executive Officer

                                                   January 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

  /s/ James B. Hawkes       Chairman, Director and             January 27, 2003
  James B. Hawkes           Principal Executive Officer

  /s/ William M. Steul      Chief Financial Officer            January 27, 2003
  William M. Steul

  /s/ Laurie G. Hylton      Chief Accounting Officer           January 27, 2003
  Laurie G. Hylton

  /s/ John G.L. Cabot       Director                           January 27, 2003
  John G.L. Cabot

  /s/ Thomas E. Faust Jr.   Director                           January 27, 2003
  Thomas E. Faust Jr.

  /s/ Leo I. Higdon         Director                           January 27, 2003
  Leo I. Higdon

  /s/ John M. Nelson        Director                           January 27, 2003
  John M. Nelson

  /s/ Vincent M. O'Reilly   Director                           January 27, 2003
  Vincent M. O'Reilly

  /s/ Ralph Z. Sorenson     Director                           January 27, 2003
  Ralph Z. Sorenson

I, James B. Hawkes, certify that:

    1. I have reviewed this annual report on Form 10-K of Eaton Vance Corp.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  January 27, 2003                                 /s/James B. Hawkes
                                                    ---------------------------
                                                            (Signature)
                                                          James B. Hawkes
                                                      Chairman, Director and
                                                    Principal Executive Officer

I, William M. Steul, certify that:

    1. I have reviewed this annual report on Form 10-K of Eaton Vance Corp.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  January 27, 2003                                 /s/William M. Steul
                                                    ---------------------------
                                                            (Signature)
                                                         William M. Steul
                                                      Chief Financial Officer

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

 4.3 Copy of the First Supplemental Indenture between Eaton Vance Management and The Chase Manhattan Bank, as Trustee, dated as of August 9, 2002 has been filed as Exhibit 4.1 to the Form 8-K filed on August 9, 2002, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

 4.4 Copy of the Second Supplemental Indenture between Eaton Vance Management and The Chase Manhattan Bank, as Trustee, dated as of November 13, 2002 has been filed as Exhibit 4.1 to the Form 8-K filed on November 12, 2002, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.3 Copy of 1995 Stock Option Plan - Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

EXHIBIT NO.       DESCRIPTION

10.4 Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.5 Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.

10.6 Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as
       Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.7 Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.21 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.8 Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.9 Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.10 Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.11 Copy of 1986 Employee Stock Purchase Plan - Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.12 Copy of 1992 Incentive Plan - Stock Alternative - Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.13 Copy of 1998 Stock Option Plan - Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

EXHIBIT NO. DESCRIPTION

10.14 Copy of the Credit Agreement, dated December 21, 2001, between Eaton Vance Management as borrower, Citicorp USA, Inc. as syndication agent and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit
       10.23 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

13.1 Copy of the Company's Annual Report to Shareholders for the fiscal year ended October 31, 2002 (furnished herewith - such Annual Report, except for those portions thereof which are expressly incorporated by reference in this report on Form 10-K, is furnished solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as a part of this report on Form 10-K).

21.1 List of the Company's Subsidiaries as of October 31, 2002 (filed herewith).

23.1   Independent Auditors' Consent (filed herewith).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   List of Eaton Vance Corp. Open Registration Statements (filed herewith).