Form 10-Q
period 2003-01-31
EATON VANCE CORP
filed 2003-03-11
CIK 350797

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

                 For the quarterly period ended January 31, 2003

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



Shares outstanding as of January 31, 2003:
   Voting Common Stock - 154,880 shares
   Non-Voting Common Stock - 69,115,168 shares


                               Page 1 of 35 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                           January 31,            October 31,
                                                                              2003                   2002
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  114,525              $  144,078
  Short-term investments                                                         94,933                  43,886
  Investment adviser fees and other receivables                                  24,605                  19,502
  Other current assets                                                            3,463                   6,101
                                                                         ---------------------------------------
          Total current assets                                                  237,526                 213,567
                                                                         ---------------------------------------

OTHER ASSETS:
  Deferred sales commissions                                                    228,038                 239,048
  Goodwill                                                                       69,467                  69,467
  Other intangible assets, net                                                   37,110                  37,296
  Long-term investments                                                          31,312                  39,982
  Equipment and leasehold improvements, net                                      13,352                  13,897
  Other assets                                                                    3,277                   3,362
                                                                         ---------------------------------------
             Total other assets                                                 382,556                 403,052
                                                                         ---------------------------------------
Total assets                                                                 $  620,082              $  616,619
                                                                         =======================================

See notes to consolidated financial statements.

                                                                        January 31,              October 31,
                                                                            2003                     2002
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                $          9,474         $         31,899
  Accounts payable and accrued expenses                                         17,293                   16,324
  Current portion of long-term debt                                              7,143                    7,143
  Dividend payable                                                               5,528                    5,522
  Other current liabilities                                                     22,807                    7,382
                                                                      ------------------------------------------
          Total current liabilities                                             62,245                   68,270
                                                                      ------------------------------------------
LONG-TERM LIABILITIES:
  Long-term debt                                                               124,555                  124,118
  Deferred income taxes                                                         43,993                   50,531
                                                                      ------------------------------------------
          Total long-term liabilities                                          168,548                  174,649
                                                                      ------------------------------------------
          Total liabilities                                                    230,793                  242,919
                                                                      ------------------------------------------
Minority interest                                                                1,483                    1,398
                                                                      ------------------------------------------
Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares
    Issued, 154,880 shares                                                           1                        1
 Non-voting common stock, par value $0.0078125
   per share:
    Authorized, 95,360,000 shares                                                  540                      540
    Issued, 69,115,168 and 69,102,459 shares, respectively
 Notes receivable from stock option exercises                                   (3,290)                  (3,530)
 Deferred compensation                                                          (1,825)                  (2,100)
 Accumulated other comprehensive income                                            886                    2,585
 Retained earnings                                                             391,494                  374,806
                                                                      ------------------------------------------
           Total shareholders' equity                                          387,806                  372,302
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        620,082         $        616,619
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                                                      Three Months Ended
                                                                                          January 31,
                                                                                  2003                  2002
                                                                          --------------------------------------------
                                                                            (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees                              $       69,074               $       71,867
  Distribution and underwriter fees                                               37,005                       43,242
  Service fees                                                                    17,925                       20,062
  Other income                                                                       930                          499
                                                                          --------------------------------------------
          Total revenue                                                          124,934                      135,670
                                                                          --------------------------------------------
EXPENSES:
  Compensation of officers and employees                                          26,403                       28,060
  Amortization of deferred sales commissions                                      21,394                       21,403
  Service fee expense                                                             15,753                       16,352
  Distribution fee expense                                                         7,683                        7,890
  Other expenses                                                                  15,313                       12,447
                                                                          --------------------------------------------
           Total expenses                                                         86,546                       86,152
                                                                          --------------------------------------------
OPERATING INCOME                                                                  38,388                       49,518

OTHER INCOME (EXPENSE):
  Interest income                                                                  1,531                        1,689
  Interest expense                                                                (1,433)                      (1,087)
  Gain on investments                                                              1,874                        1,383
  Foreign currency loss                                                              (95)                           -
  Equity in net loss of affiliates                                                  (226)                        (131)
                                                                          --------------------------------------------

INCOME BEFORE MINORITY INTEREST IN
  EARNINGS AND INCOME TAXES                                                       40,039                       51,372

MINORITY INTEREST IN EARNINGS                                                       (180)                        (306)
                                                                          --------------------------------------------
INCOME BEFORE INCOME TAXES                                                        39,859                       51,066

INCOME TAXES                                                                      13,950                       17,873
                                                                          --------------------------------------------
NET INCOME                                                                $       25,909               $       33,193
                                                                          ============================================

EARNINGS PER SHARE:
     Basic                                                                $         0.37               $         0.48
                                                                          ============================================
     Diluted                                                              $         0.37               $         0.46
                                                                          ============================================
DIVIDENDS DECLARED, PER SHARE                                             $       0.0800               $       0.0725
                                                                          ============================================

Weighted average common shares outstanding                                        69,163                       69,042
                                                                          ============================================
Weighted average common shares outstanding assuming dilution                      70,495                       71,813
                                                                          ============================================

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                            2003                  2002
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and cash equivalents, beginning of period                         $      144,078          $     115,681
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     25,909                 33,193
Adjustments to reconcile net income to net cash provided
 by (used for) operating activities:
      Gain on investments                                                      (1,874)                (1,383)
      Equity in net loss of affiliate                                             226                    131
      Minority interest in earnings                                               180                    306
      Translation adjustment                                                       23                      -
      Interest on long-term debt                                                  522                    748
      Deferred income taxes                                                    (5,690)                (4,773)
      Tax benefit of stock option exercises                                       228                  4,192
      Compensation related to restricted stock issuance                           275                    275
      Depreciation and other amortization                                       1,323                  1,268
      Amortization of deferred sales commissions                               21,394                 21,403
      Payment of capitalized sales commissions                                (17,287)               (24,632)
      Contingent deferred sales charges received                                6,903                  6,930
      Proceeds from the sale of trading investments                                 -                  1,043
Changes in other assets and liabilities:
      Investment adviser fees and other receivables                            (5,103)                (1,191)
      Other current assets                                                      2,754                   (300)
      Other assets                                                                 73                   (254)
      Accrued compensation                                                    (22,425)               (21,885)
      Accounts payable and accrued expenses                                       969                   (317)
      Other current liabilities                                                15,425                 11,232
                                                                       --------------------------------------
        Net cash provided by operating activities                              23,825                 25,986
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                            (280)                  (333)
    Net decrease in notes receivable from affiliates                              240                    145
    Proceeds from sale of available-for-sale investments                        9,241                 50,252
    Purchase of available-for-sale investments                                (52,731)               (52,337)
    Purchase of management contracts                                             (312)                     -
                                                                       --------------------------------------

       Net cash used for investing activities                                 (43,842)                (2,273)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                               Three Months Ended
                                                                                  January 31,
                                                                            2003               2002
                                                                     ---------------------------------------
                                                                                 (in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt issuance costs                                                   -                 (523)
    Distributions to minority shareholders                                        (95)                   -
    Proceeds from the issuance of non-voting
     common stock                                                               5,491               11,554
    Repurchase of non-voting common stock                                      (9,410)             (16,093)
    Dividend paid                                                              (5,522)              (4,954)
                                                                       -------------------------------------
       Net cash used for financing activities                                  (9,536)             (10,016)
                                                                       -------------------------------------
Net increase (decrease) in cash and cash equivalents                          (29,553)              13,697
                                                                       -------------------------------------
Cash and cash equivalents, end of period                               $      114,525     $        129,378
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $           79     $              6
                                                                       =====================================
   Income taxes paid (refunded)                                        $         (140)    $          7,650
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

(2) ACCOUNTING DEVELOPMENTS

In August 2001,  the FASB issued  Statement of  Financial  Accounting  Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company's fiscal year that began November 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the classification of gains and losses from the early extinguishment of debt and the accounting for certain lease arrangements. The Company elected to adopt the provisions of SFAS No. 145 on August 1, 2002, prior to the Company's required adoption date of November 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to use the intrinsic value method as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the transition provision of SFAS No. 148 will not apply to the Company. The disclosure requirements are effective for interim periods starting after December 15, 2002. The Company elected to adopt the disclosure requirements of SFAS No. 148 on November 1, 2002, prior to the Company's required adoption date of February 1, 2003. The adoption of SFAS No. 148 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation addresses obligations and disclosures required for certain guarantees. This Interpretation applies to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIE) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company acts as an investment adviser regarding collateral for collateralized debt obligations (CDOs) by certain entities (CDO entities). These CDO entities might qualify as VIEs. FIN No. 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the "primary beneficiary." It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created. The provisions of FIN No. 46 are complex and new. The Company and its advisers are studying whether or not these CDO entities are VIEs and whether FIN No. 46 would apply to such entities. If the Company determines that FIN No. 46 is applicable, it would either consolidate or disclose additional information about these CDO entities when FIN No. 46 becomes effective. The Company has provided the necessary disclosure information regarding such CDO issuers in footnote 5.

(3) GOODWILL AND OTHER INTANGIBLES

The following is a summary of other intangible assets at January 31, 2003 and October 31, 2002:

January 31, 2003                                 Weighted-
                                                   average
                                              amortization               Gross
                                                    period            carrying           Accumulated
(dollars in thousands)                          (in years)              amount          amortization
----------------------------------------------------------------------------------------------------
Amortized intangible assets:
  Client relationships acquired                       17.9             $38,452                $2,653

Non-amortized intangible assets:
  Mutual fund management
   contract acquired                                     -               1,311                     -
----------------------------------------------------------------------------------------------------
Total                                                                  $39,763                $2,653
====================================================================================================

OCTOBER 31, 2002                                WEIGHTED-AVERAGE
                                                    AMORTIZATION          GROSS
                                                          PERIOD       CARRYING        ACCUMULATED
(dollars in thousands)                                (IN YEARS)         AMOUNT       AMORTIZATION
--------------------------------------------------------------------------------------------------
AMORTIZED INTANGIBLE ASSETS:
   Client  relationships acquired                           18.2        $38,140             $2,155

NON-AMORTIZED INTANGIBLE ASSETS:
   Mutual fund management
    contract acquired                                          -          1,311                  -
--------------------------------------------------------------------------------------------------
Total                                                                   $39,451             $2,155
==================================================================================================

Additions to amortized intangible assets of $312,000 represent management contracts acquired by one of the Company's majority owned subsidiaries.

(4) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

The following is a summary of equipment and leasehold improvements at January 31, 2003 and October 31, 2002:

                                                          JANUARY 31,       OCTOBER 31,
(in thousands)                                               2003              2002
-----------------------------------------------------------------------------------------
Equipment                                                   $16,025            $15,756
Leasehold improvements                                        9,508              9,508
-----------------------------------------------------------------------------------------
                                                             25,533             25,264
Less:  Accumulated depreciation
  and amortization                                           12,181             11,367
-----------------------------------------------------------------------------------------

Equipment and leasehold improvements, net                   $13,352            $13,897
=========================================================================================

(5) INVESTMENTS

The following is a summary of investments at January 31, 2003, and October 31, 2002:

                                                      JANUARY 31,      OCTOBER 31,
(in thousands)                                           2003              2002
------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS:
   Sponsored funds:
     Available-for-sale                                 $94,933           $43,886
------------------------------------------------------------------------------------
  Total                                                 $94,933           $43,886
====================================================================================

LONG-TERM INVESTMENTS:
   Sponsored funds:
      Available-for-sale                                $10,455           $18,826
   Collateralized debt obligation entities               13,155            13,228
   Investment in affiliates                               6,783             7,009
   Other investments                                        919               919
------------------------------------------------------------------------------------
   Total                                                $31,312           $39,982
====================================================================================

INVESTMENTS IN COLLATERALIZED DEBT OBLIGATION ISSUERS

The Company provides investment management services for, and has made investments in, a number of entities that have issued CDOs (CDO entities.) The Company's minority equity ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDOs, as well as incentive fees that are contingent on certain performance conditions. At January 31, 2003, combined assets under management in the collateral pools of these CDO entities was approximately $1.6 billion, and the Company's maximum exposure to loss as a result of these investments was approximately $13.2 million, which is reflected in the Company's Consolidated Balance Sheet at January 31, 2003. Investors in CDOs have no recourse against the Company for any losses sustained in any CDO structure. As noted in footnote 1, the Company and its advisers are studying whether or not these CDO entities are VIEs and whether FIN No. 46 would apply to such entities. If the Company determines that FIN No. 46 is applicable, it would either consolidate or disclose additional information about these CDO entities when FIN No. 46 becomes effective.

(6) DEBT

The following is a summary of the carrying value of long-term debt at January 31, 2003 and October 31, 2002:

(in thousands)                                   JANUARY 31, 2003      OCTOBER 31, 2002
----------------------------------------------------------------------------------------
6.22% senior notes due 2004                           $14,286               $14,286
1.5% zero-coupon exchangeable senior
  notes due 2031                                      117,412               116,975
----------------------------------------------------------------------------------------
Total                                                 131,698               131,261
Less:  current  maturities                             (7,143)               (7,143)
----------------------------------------------------------------------------------------
Total long-term debt                                 $124,555              $124,118
========================================================================================

(7) STOCK PLANS

The Company has a Stock Option Plan (the 1998 Plan) administered by the Option Committee of the Board of Directors under which options to purchase shares of the Company's non-voting common stock may be granted to all eligible employees of the Company. The 1998 Plan has been approved by the Company's voting stockholders. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions which, in the event of a change in control of the Company, may accelerate the vesting of awards. A total of 12.0 million shares has been reserved for issuance under the 1998 Plan. Through January 31, 2003, 9.0 million shares have been issued pursuant to this plan.

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

--------------------------------------------------------------------------------
                                                                        WEIGHTED
                                                                AVERAGE EXERCISE
                                                  SHARES                   PRICE
--------------------------------------------------------------------------------
(share figures in thousands)
Balance, October 31, 2001                         6,453                   $15.42
Granted                                           1,881                    28.88
Exercised                                        (2,109)                    7.43
Forfeited/Expired                                   (98)                   22.81
--------------------------------------------------------------------------------
Balance, October 31, 2002                         6,127                    22.18
--------------------------------------------------------------------------------
Granted                                           2,479                    29.13
Exercised                                          (250)                   13.01
Forfeited/Expired                                   (59)                   26.14
--------------------------------------------------------------------------------
Balance, January 31, 2003                         8,297                   $24.51
================================================================================

Outstanding options to purchase shares of non-voting common stock issued under the 1998 Plan and predecessor plans are summarized as follows:


                                OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
------------------------------------------------------------------------------------    ---------------------------------
                                                             WEIGHTED      WEIGHTED
                                                              AVERAGE       AVERAGE                             WEIGHTED
                                     OUTSTANDING AT         REMAINING      EXERCISE      EXERCISABLE AS          AVERAGE
          RANGE OF EXERCISE PRICES          1/31/03  CONTRACTUAL LIFE         PRICE         OF 01/31/03   EXERCISE PRICE
----------------------------------- ---------------- ----------------- -------------    ---------------- ----------------
(share figures in thousands)
$10.06 - $11.56                               1,030               3.7        $11.43                 945           $11.43
$12.62                                           18               0.8         12.62                  18            12.62
$17.19 - $18.91                               1,018               6.7         17.22                 548            17.21
$21.16 - $24.03                                  50               7.0         21.67                  28            21.59
$24.53 - $28.13                               1,605               7.7         24.63                 626            24.57
$28.67 - $32.01                               4,522               9.3         29.02                 398            28.83
$33.16 - $35.65                                  38               8.7         35.13                   9            35.21
$37.09 - $40.32                                  16               9.0         37.91                   3            37.09
----------------------------------- ---------------- ----------------- -------------    ---------------- ----------------
                                              8,297               7.9        $24.51               2,575           $18.78
=================================== ================ ================= =============    ================ ================

PRO FORMA DISCLOSURE

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company's net income and earnings per share for the three months ended January 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

-----------------------------------------------------------------------------------------------
                                                               FOR THE THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                2003               2002
-----------------------------------------------------------------------------------------------
(net income figures in thousands)
Net income as reported                                              $25,909            $33,193
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of tax                                                         2,968              2,275
                                                          -------------------------------------
   Pro forma net income                                             $22,941            $30,918
                                                          =====================================

Earnings per share:
      Basic - as reported                                             $0.37              $0.48
                                                          =====================================
      Basic - pro forma                                               $0.33              $0.45
                                                          =====================================
      Diluted - as reported                                           $0.37              $0.46
                                                          =====================================
      Diluted - pro forma                                             $0.33              $0.43
                                                          =====================================

The weighted average fair value of options granted on the date of grant using the Black-Scholes option pricing model was as follows:

---------------------------------------------------------------------------
                                                      JANUARY 31,
                                                 2003            2002
---------------------------------------------------------------------------
Weighted average fair value of
    options granted per share                   $29.12          $28.85

ASSUMPTIONS:

Dividend yield                                    1.53%           1.11%
Volatility                                          31%             30%
Risk-free interest rate                            4.2%            4.0%
Expected life of options                        8 years         8 years

For purposes of pro forma disclosure, the estimated fair value of each option grant is amortized to expense ratably over the option-vesting period.

RESTRICTED STOCK PLAN
The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company's non-voting common stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse in three to seven years from date of grant. A total of 1,000,000 shares have been reserved under the plan. No such shares were issued in the quarter ended January 31, 2003 or 2002.

The Company recorded compensation expense of $0.3 million for the three months ended January 31, 2003 and 2002 relating to those shares.

(8) COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first three months of fiscal 2003, the Company purchased 324,600 shares of its non-voting common stock under this share repurchase authorization. Approximately 2,024,000 shares remain under the current authorization.

(9) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $51.2 million, which exceeded its minimum net capital requirement of $0.6 million at January 31, 2003. The ratio of aggregate indebtedness to net capital at January 31, 2003 was .19 to 1.

(10) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the three months ended January 31, 2003 and 2002.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.2 million and $3.3 million for the three months ended January 31, 2003 and 2002. Such benefit has been reflected in shareholders' equity.

(11) COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income or
(loss), net of tax. The components of comprehensive income (loss) at January 31, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                           JANUARY 31,
(IN THOUSANDS)                                                                     2003                  2002
--------------------------------------------------------------------------------------------------------------------
Net income                                                                $       25,909       $        33,193
Net unrealized loss on available-for-sale securities, net of
    income tax benefit of ($976) and ($632), respectively                         (1,713)               (1,000)
Foreign currency translation adjustments, net of income
     taxes of ($9) and ($0)                                                           14                     -
                                                                         -------------------------------------------
Comprehensive income                                                      $       24,210       $        32,193
                                                                         ===========================================

(12) COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Certain agreements do not contain any limits on the Company's liability and therefore, it is not possible to estimate the Company's potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal business is creating, marketing and managing investment companies (funds) and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third-party broker/dealers, independent financial institutions and investment advisers.

The Company's revenue is primarily derived from investment adviser, administration, distribution and service fees received from the Eaton Vance funds and adviser fees received from separate accounts. Generally, these fees are based on the net asset value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period such assets are under management. The Company's major expenses are the amortization of deferred sales commissions, employee compensation, and distribution and service fee expenses.

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Sales commissions paid to broker/dealers in connection with the sale of shares of open-end and bank loan interval funds are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, none of which exceeds six years. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period and makes periodic accounting adjustments as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Identifiable intangible assets generally represent the cost of management contracts acquired. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but is tested annually for impairment by comparing the fair values of the companies acquired to their carrying amounts, including goodwill. If the carrying amounts of the companies exceed their respective fair values, additional impairment tests will be performed to measure the amount of the impairment loss, if any.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. Prior to January 1, 2001, these commissions were deducted as paid for tax purposes. Since January 1, 2001, sales commissions are deducted for income tax purposes over their estimated useful lives, consistent with guidelines established by the Internal Revenue Service, rather than at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws or the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company's tax position and effective tax rate.

The Company accounts for its investments in collateralized debt obligation (CDO) entities under Emerging Issues Task Force (EITF) 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company's past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. In periods of rising credit default rates and lower debt recovery rates, the carrying value of the Company's investments in these CDO entities may be adversely affected by unfavorable changes in cash flow estimates and expected returns.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases with proceeds from its issuance of non-recourse debt securities. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company's equity investment in a CDO entity is extremely sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company's financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company's Consolidated Balance Sheets, totaling approximately $13.2 million at January 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, "Accounting for Contingencies," with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. No losses of this nature have been recorded in the financial statements included in this report.

RESULTS OF OPERATIONS QUARTER ENDED JANUARY 31, 2003 COMPARED TO QUARTER ENDED JANUARY 31, 2002

The Company reported earnings of $25.9 million or $0.37 per diluted share in the first quarter of fiscal 2003 compared to $33.2 million or $0.46 per diluted share in the first quarter of fiscal 2002.

ASSET HIGHLIGHTS
Assets under management of $55.8 billion on January 31, 2003 were 6 percent lower than the $59.3 billion reported a year earlier. The Company's assets under management were negatively affected by $8.1 billion of market depreciation resulting from weak equity markets.

Despite difficult market conditions, the Company had positive net inflows in both the first quarter of fiscal 2003 and 2002. Net inflows of long-term fund assets in the first quarter of fiscal 2003 were $0.9 billion compared to $0.6 billion in the first quarter of last year. Net inflows increased in the first quarter of 2003 compared to the first quarter of fiscal 2002 as a result of the offering of nine closed-end municipal bond funds that added $0.7 billion of new assets. The successful offering of the closed-end municipal bond funds offset a reduction in core mutual fund sales year-over-year. Net inflows of separate account assets were $0.4 billion in the first quarter of fiscal 2003 compared to $0.5 billion in the first quarter of fiscal 2002. The following table summarizes the asset flows for each of the quarters ended January 31, 2003 and 2002:

ASSET FLOWS

                                                                     THREE MONTHS ENDED
                                                            JANUARY 31, 2003     JANUARY 31, 2002
(IN BILLIONS)
----------------------------------------------------------------------------------------------------
Long-term fund assets - beginning of period                          $ 43.9              $ 45.0
     Sales/inflows                                                      2.5                 2.1
     Redemptions/outflows                                              (1.6)               (1.5)
     Exchanges                                                          -                   0.1
     Appreciation (depreciation)                                       (0.5)                1.3
                                                          ------------------------------------------
Long-term fund assets - end of period                                  44.3                47.0
                                                          ------------------------------------------
Separate accounts - beginning of period                                10.8                10.4
     Net flows - Institutional and high net worth                       0.1                 0.4
     Net flows - Managed accounts                                       0.3                 0.1
     Appreciation (depreciation)                                       (0.3)                0.4
                                                          ------------------------------------------
Separate accounts - end of period                                      10.9                11.3
                                                          ------------------------------------------
Money market fund assets - end of period                                0.6                 1.0
                                                          ------------------------------------------
Total assets under management - end of period                        $ 55.8               $59.3
                                                          ==========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Equity assets under management comprised 53 percent of total assets under management on January 31, 2003 compared to 59 percent on January 31, 2002. Fixed income assets under management increased to 33 percent of total assets under management from 25 percent a year ago and floating-rate income assets decreased to 14 percent of total assets under management from 16 percent a year ago.

ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

                                                           JANUARY 31, 2003      JANUARY 31, 2002
(IN BILLIONS)
----------------------------------------------------------------------------------------------------
Equity                                                           $  29.7               $ 35.2
Fixed income                                                        18.3                 14.8
Floating-rate income                                                 7.8                  9.3
                                                          ------------------------------------------
Total                                                            $  55.8               $ 59.3
                                                          ==========================================

REVENUE
The Company reported revenue of $124.9 million in the first quarter of fiscal 2003 compared to $135.7 million in the first quarter of fiscal 2002, a decrease of 8 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored funds and separate accounts and are based upon a percentage of the market value of assets under management. Shifts in the mix and changes in the market value of managed assets affect the composition and amount of investment adviser and administration fees. Investment adviser and administration fees decreased by 4 percent to $69.1 million in the first quarter of fiscal 2003 from $71.9 million in the first quarter of fiscal 2002, consistent with the 4 percent decline in average long-term fund assets under management.

For the quarter ended January 31, 2003, distribution and underwriting fees decreased by $6.2 million, or 14 percent, from $43.2 million to $37.0 million compared to the same period last year. The Company currently sells its registered funds under 5 primary pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class I). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. Changes in the Company's mix of assets under management alter the composition and amount of distribution income received. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income since spread-load commission (Class B) assets have higher distribution fees than a front-end load (Class A) assets. The decrease in distribution income also reflects a decrease in the market value of the Company's Class B and C share assets under management compared to a year earlier and a decrease in early withdrawal charges received in conjunction with bank loan interval fund redemptions.

Service fee revenue, which is also based upon a percentage of the market value of fund assets under management, decreased to $17.9 million for the quarter ended January 31, 2003 from $20.1 million for the quarter ended January 31, 2002, consistent with the decrease in average long-term fund assets under management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSES
Compensation expense decreased 6 percent in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 because of lower operating income based bonus accruals.

Amortization of deferred sales commissions was $21.4 million for the quarters ended January 31, 2003 and 2002. Amortization is impacted by ongoing sales of mutual fund Class B shares and equity fund private placements, and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a nine-month period ending April 30, 1999, deferred sales commissions for certain funds were required to be expensed rather than capitalized, extinguishing future amortization charges. Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, commission payments on new sales of these funds were once again capitalized and amortized. The Company anticipates that the ongoing effect of these accounting changes will diminish over time. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company's product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future.

Service fees the Company receives from the funds are retained by the Company in the first year and paid directly to broker/dealers after the first year. Service fee expense decreased 4 percent to $15.8 million in the first quarter of fiscal 2003 from $16.4 million a year earlier. The decrease in service fee expense can be attributed to the decrease in average long-term fund assets retained more than one year.

Distribution fee expense primarily represents additional costs associated with the distribution of Class C shares and is calculated as a percentage of the market value of assets under management. Distribution fee expense decreased 3 percent to $7.7 million in the first quarter of fiscal 2003 from $7.9 million a year earlier primarily as a result of a decrease in average Class C assets under management.

Other operating expenses increased 23 percent to $15.3 million in the first quarter of fiscal 2003 from $12.4 million a year ago, primarily as a result of $1.8 million of offering expenses relating to new closed-end municipal bond funds, as well as increases in marketing-related travel and promotional expenses.

OTHER INCOME AND EXPENSE
Interest expense increased to $1.4 million in the first quarter of 2003 from $1.1 million a year ago, primarily as a result of a decrease in the accretion of interest related to the Company's 1.5% zero-coupon exchangeable senior notes issued by a wholly owned subsidiary of the Company, Eaton Vance Management. This decrease reflects the repurchase of $87.0 million of these notes on August 13, 2002 offset by the accrual of additional interest to be paid to the note holders on February 13, 2003.

INCOME TAXES
The Company's effective tax rate was 35 percent during the first quarter of fiscal 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $209.5 million at January 31, 2003, an increase of $21.5 million from October 31, 2002.

The Company has met its cash requirements primarily through cash generated by operating activities and the issuance of debt securities. The Company's principal uses of cash have been to pay sales commissions, operating expenses, income taxes, enhance technology infrastructure, purchase investments, pay shareholder dividends, repay and service debt and repurchase shares of the Company's non-voting common stock. The Company expects the principal uses of funds for the foreseeable future will be for sales commissions, operating expenses, income taxes, enhancements to technology infrastructure, additional investments, acquisitions, shareholder dividends, repayment and servicing of debt and the repurchase shares of the Company's non-voting common stock. The Company is scheduled to repay approximately $7.1 million in principal related to its 6.22% Senior Notes in March 2003. EVM does not expect to repurchase any of its zero-coupon exchangeable senior notes (Notes) in fiscal 2003.

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

The  Company's  financial  condition  is  highly  liquid  with  the  significant percentage of the Company's assets represented by cash and short-term investments. The Company's receivables and payables represent transactions that arise in the normal course of business and settle within a few days. Deferred sales commissions paid to broker/dealers in connection with the sale of open-end and bank loan interval funds decreased $11.0 million from $239.0 million at October 31, 2002 to $228.0 million at January 31, 2003 primarily as a result of a decrease in Class B share sales and ongoing amortization of the asset. For further discussion of the components of the Company's deferred sales commission please see the Operating Cash Flow section below. Long-term investments decreased to $37.1 million at January 31, 2003 as a result of the sale of available-for-sale securities. Accrued compensation decreased from $31.9 million at October 31, 2002 to $9.5 million at January 31, 2002 as a result of the payment of fiscal year-end bonuses in November 2002. Other current liabilities increased primarily due to the timing of payments for accrued income taxes.
Long-term debt increased primarily as a result of accretion related to the Company's zero-coupon exchangeable senior notes. Please see the Financing Cash Flow section below, for further discussion of the Company's debt and liquidity.

OPERATING CASH FLOWS
The Company generated $23.8 million of cash from operations in the first quarter of fiscal 2003 compared to $26.1 million in the first quarter of fiscal 2002. Cash generated from operations decreased in the first quarter of 2003 from a year earlier primarily due to a decrease in revenue year over year. Capitalized sales commissions paid year over year associated with the distribution of the Company's Class B and Class C fund shares, as well as the Company's equity fund private placements decreased by $7.3 million due to a decline in Class B and Class C fund sales. Although these commission payments decreased to $17.3 million in the first quarter of 2003 from $24.6 million in the first quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

2002, they continue to be a significant use of cash. Effective January 1, 2001, the Company capitalizes sales commissions for tax purposes, and deducts them over their estimated useful lives. Commission payments made prior to January 1, 2001, were deducted for tax purposes at the time of payment. Although this change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes, thereby increasing the use of current cash resources, it has not and will not have an impact on the Company's effective tax rate.

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, reduced cash and cash equivalents by $43.8 million in the first three months of fiscal 2003 compared to $2.3 million in the first three months of fiscal 2002. Cash used for investing activities in the first three months of fiscal 2003 reflects $52.7 million of purchases of available-for-sale investments and $9.2 million of proceeds received from the sale of available-for-sale investments.

FINANCING CASH FLOWS
Financing activities, consisting primarily of the issuance and repurchase of the Company's non-voting common stock, reduced cash and cash equivalents by $9.5 million in the first three months of fiscal 2003 compared to $10.2 million in the first three months of fiscal 2002. The Company repurchased a total of 324,600 shares of its non-voting common stock for $9.4 million in the first three month of fiscal 2003 under its authorized repurchase program and issued 250,200 shares or $5.5 million of non-voting common stock in connection with the exercise of stock options and employee stock purchases in the first three months of fiscal 2003. The Company has authorization to purchase approximately 2.0 million additional shares under its present share repurchase authorization program and anticipates that future repurchases will be a principal use of cash. The Company's dividend was $0.0800 per share in the first three months of fiscal 2003 compared to $0.0725 in the first three months of fiscal 2002.

The following table details the Company's contractual obligations under its senior notes and lease arrangements:

------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATION                                            PAYMENTS DUE
------------------------------------------------------------------------------------------------------------
                                                    LESS THAN 1         1-3         4-5          AFTER 5
(IN MILLIONS)                           TOTAL          YEAR           YEARS        YEARS          YEARS
------------------------------------------------------------------------------------------------------------
6.22% senior notes due 2004             $14.3          $7.1          $ 7.2             -             -
------------------------------------------------------------------------------------------------------------
Operating leases                        $33.3          $5.2          $10.5         $10.0          $7.6
------------------------------------------------------------------------------------------------------------

Excluded from the table above are Eaton Vance Management (EVM's) Notes. On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company's non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody's or Standard & Poor's. Such repurchases can be paid in cash or, shares of the Company's non-voting common stock or a combination of both. The Company may be required to repurchase up to $120.1 million, the accreted value of the Notes, on the next scheduled repurchase date, August 13, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On November 12, 2002, EVM amended the terms of its Notes to provide that each holder electing not to require EVM to repurchase the holder's Notes on November 13, 2002 would receive cash interest payments equal to 1.672 percent per year of each Note's principal amount at maturity for a period of 21 months. The first interest payment due on February 13, 2003, will be paid in arrears for the three-month period ending on that date. The three remaining interest payments will be made on a semiannual basis in arrears on their respective payment dates. No Notes were tendered for repurchase on November 13, 2002. Holders of the Notes may next require EVM to repurchase the Notes on August 13, 2004.

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at market rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At January 31, 2003, EVM had no borrowings outstanding under its revolving credit facility.

The Company does not invest in any off- balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose the Company to any liability that is not reflected in the Consolidated Financial Statements.

ACCOUNTING CHANGES

In August 2001,  the FASB issued  Statement of  Financial  Accounting  Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for the Company's fiscal year that began November 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses the classification of gains and losses from the early extinguishment of debt and the accounting for certain lease arrangements. The Company elected to adopt the provisions of SFAS No. 145 on August 1, 2002, prior to the Company's required adoption date of November 1, 2002. The adoption of SFAS No. 145 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to use the intrinsic value method as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the transition provision of SFAS No. 148 will not apply to the Company. The disclosure requirements are effective for interim periods starting after December 15, 2002. The Company elected to adopt the disclosure requirements of SFAS No. 148 on November 1, 2002, prior to the Company's required adoption date of February 1, 2003. The adoption of SFAS No. 148 did not have a material effect on the results of operations or the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation addresses obligations and disclosures required for certain guarantees. This interpretation applies to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIE) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company acts as an investment adviser regarding collateral for collateralized debt obligations (CDOs) by certain entities (CDO entities). These CDO entities might qualify as VIEs. FIN No. 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the "primary beneficiary." It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created. The provisions of FIN No. 46 are complex and new. The Company and its advisers are studying whether or not these CDO entities are VIEs and whether FIN No. 46 would apply to such entities. If the Company determines that FIN No. 46 is applicable, it would either consolidate or disclose additional information about these CDO entities when FIN No. 46 becomes effective. The Company has provided the necessary disclosure information regarding such CDO issuers in footnote 5.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission (SEC) (including this Quarterly Report on Form 10-Q) may contain statements, which are not historical facts, for this purpose referred to as "forward-looking statements." The Company's actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

The  Company  is  subject  to  substantial  competition  in all  aspects  of its business. The Company's ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in maintaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

There are few barriers to entry in the investment management business. The Company's funds and separate accounts compete against an ever-increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free or tax-advantaged investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separate accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company's financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser, administration, distribution and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company's assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company's revenues if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company's actual results could be affected by the loss of key managerial personnel through competition or retirement. The Company's operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, or costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, fund transfer agency or fund administration.

The Company's business is subject to substantial governmental regulation. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company's operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company's primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company's investments in sponsored equity funds totaled $8.7 million at January 31, 2003, and are carried at fair value on the Company's Consolidated Balance Sheets.

The Company's primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.4 million based on fixed-income and floating-rate income investments of $96.0 million as of January 31, 2003. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its minority equity interests in several CDO entities that are included in "Long-term investments" in the Company's Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments extremely sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company's minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is a deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities are adversely impacted and the Company may be unable to recover its investment. The Company's total investment in minority equity interests in CDO entities is approximately $13.2 million at January 31, 2003, and represents the total value at risk as of January 31, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. James B. Hawkes, Chairman, President and Chief Executive Officer, and William M. Steul, Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Hawkes and Steul concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART II



                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 2001, a consolidated complaint was filed in the United States District Court for the District of Massachusetts against Eaton Vance Classic Senior Floating-Rate Fund, Eaton Vance Prime Rate Reserves, Eaton Vance Institutional Senior Floating-Rate Fund, Eaton Vance Advisers Senior Floating-Rate Fund (collectively, the "Funds"), their trustees and certain officers of the Funds; Eaton Vance Management (EVM), the Funds' administrator; Boston Management and Research (BMR), the Funds' investment adviser; and the Company, the parent of EVM and BMR. The complaint, framed as a class action, alleges that for the period between May 25, 1998 and March 5, 2001, the Funds' assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The complaint seeks unspecified damages. The Company and the other named defendants believe that the complaint is without merit and are vigorously contesting the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 15, 2003. All of the outstanding Voting Common Stock, namely the 154,880 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2002.

2) The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

        John G.L. Cabot
        Thomas E. Faust Jr.
        James B. Hawkes
        Leo I. Higdon, Jr.
        John M. Nelson
        Vincent M. O'Reilly
        Ralph Z. Sorenson

3) The selection of the firm of Deloitte & Touche LLP as the auditors to audit the books of the Company for its fiscal year ended October 31, 2003.

4) The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 16, 2002.

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

                                        EATON VANCE CORP.
                                        (Registrant)




DATE:  March 11, 2003                   /s/William M. Steul
                                        ------------------------------------
                                        (Signature)
                                        William M. Steul
                                        Chief Financial Officer



DATE:  March 11, 2003                   /s/Laurie G. Hylton
                                        ---------------------------------
                                        (Signature)
                                        Laurie G. Hylton
                                        Chief Accounting Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:  March 11, 2003                   /s/James B. Hawkes
                                        ---------------------------------
                                        (Signature)
                                        James B. Hawkes
                                        Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:  March 11, 2003                   /s/William M. Steul
                                        -------------------------------
                                        (Signature)
                                        William M. Steul
                                        Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hawkes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  March 11, 2003                   /s/James B. Hawkes
                                        ---------------------------------
                                        (Signature)
                                        James B. Hawkes
                                        Chairman, President and
                                        Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William M. Steul, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  March 11, 2003                   /s/William M. Steul
                                        --------------------------------
                                        (Signature)
                                        William M. Steul
                                        Chief Financial Officer