Form 10-Q
period 2003-04-30
EATON VANCE CORP
filed 2003-06-11
CIK 350797

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

                  For the quarterly period ended April 30, 2003

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Shares outstanding as of April 30, 2003:
   Voting Common Stock - 154,880 shares
   Non-Voting Common Stock - 68,993,224 shares


                               Page 1 of 35 pages
================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                            April 30,             October 31,
                                                                              2003                   2002
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  140,728              $  144,078
  Short-term investments                                                         97,590                  43,886
  Investment adviser fees and other receivables                                  21,287                  19,502
  Other current assets                                                            3,329                   6,101
                                                                         ---------------------------------------
          Total current assets                                                  262,934                 213,567
                                                                         ---------------------------------------

OTHER ASSETS:
  Deferred sales commissions                                                    216,615                 239,048
  Goodwill                                                                       69,467                  69,467
  Other intangible assets, net                                                   37,094                  37,296
  Long-term investments                                                          31,323                  39,982
  Equipment and leasehold improvements, net                                      12,768                  13,897
  Other assets                                                                    3,191                   3,362
                                                                         ---------------------------------------
          Total other assets                                                    370,458                 403,052
                                                                         ---------------------------------------

Total assets                                                                 $  633,392              $  616,619
                                                                         =======================================

See notes to consolidated financial statements.

                                                                         April 30,               October 31,
                                                                            2003                     2002
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                $         14,993         $         31,899
  Accounts payable and accrued expenses                                         17,538                   16,324
  Current portion of long-term debt                                              7,143                    7,143
  Dividend payable                                                               5,519                    5,522
  Other current liabilities                                                      8,767                    7,382
                                                                      ------------------------------------------
          Total current liabilities                                             53,960                   68,270
                                                                      ------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                               117,844                  124,118
  Deferred income taxes                                                         39,588                   50,531
                                                                      ------------------------------------------
          Total long-term liabilities                                          157,432                  174,649
                                                                      ------------------------------------------
          Total liabilities                                                    211,392                  242,919
                                                                      ------------------------------------------
Minority interest                                                               18,339                    1,398
                                                                      ------------------------------------------
Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares
    Issued, 154,880 shares                                                           1                        1
 Non-voting common stock, par value $0.0078125
  per share:
    Authorized, 95,360,000 shares
    Issued, 68,993,224 and 69,102,459 shares, respectively                         539                      540
 Notes receivable from stock option exercises                                   (3,279)                  (3,530)
 Deferred compensation                                                          (1,550)                  (2,100)
 Accumulated other comprehensive income                                            943                    2,585
 Retained earnings                                                             407,007                  374,806
                                                                      ------------------------------------------
           Total shareholders' equity                                          403,661                  372,302
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        633,392         $        616,619
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  April 30,                        April 30,
                                                            2003             2002            2003             2002
                                                      -------------------------------------------------------------------
REVENUE:                                                           (in thousands, except per share figures)
  Investment adviser and administration fees             $     67,935    $     71,511     $     137,009    $     143,378
  Distribution and underwriter fees                            34,223          40,722            71,228           83,964
  Service fees                                                 17,354          20,225            35,279           40,287
  Other revenue                                                 1,364             366             2,294              865
                                                         --------------  ---------------  --------------   --------------
          Total revenue                                       120,876         132,824           245,810          268,494
                                                         --------------  ---------------  --------------   --------------

EXPENSES:
  Compensation of officers and employees                       24,118          23,729            50,521           51,789
  Amortization of deferred sales commissions                   21,635          21,034            43,029           42,437
  Service fee expense                                          15,477          16,767            31,230           33,118
  Distribution fee expense                                      7,643           7,894            15,326           15,784
  Other expenses                                               13,387          13,474            28,700           25,922
                                                         --------------  ---------------  --------------   --------------
           Total expenses                                      82,260          82,898           168,806          169,050
                                                         --------------  ---------------  --------------   --------------

OPERATING INCOME                                               38,616          49,926            77,004           99,444

OTHER INCOME (EXPENSE):
  Interest income                                               1,406           1,815             2,937            3,504
  Interest expense                                             (1,471)         (1,091)           (2,904)          (2,178)
  Gain on investments                                              76               -             1,950            1,383
  Foreign currency gain                                           135               -                40                -
  Equity in net income (loss) of affiliates                        15             150              (211)              19
                                                         --------------  ---------------  --------------   --------------

INCOME BEFORE MINORITY INTEREST
AND INCOME TAXES                                               38,777          50,800            78,816          102,172

MINORITY INTEREST IN EARNINGS                                    (293)           (283)             (473)            (589)
                                                         --------------  ---------------  --------------   --------------

INCOME BEFORE INCOME TAXES                                     38,484          50,517            78,343          101,583

INCOME TAXES                                                   13,470          17,682            27,420           35,555
                                                         --------------  ---------------  --------------   --------------
NET INCOME                                               $     25,014    $     32,835     $      50,923    $      66,028
                                                         ==============  ===============  ==============   ==============

EARNINGS PER SHARE:
   Basic                                                 $       0.36    $       0.47     $        0.74    $        0.95
                                                         ==============  ===============  ==============   ==============
   Diluted                                               $       0.36    $       0.46     $        0.73    $        0.92
                                                         ==============  ===============  ==============   ==============

WEIGHTED AVERAGE SHARES
OUTSTANDING:
   Basic                                                       68,967          69,352            69,096           69,245
                                                         ==============  ===============  ==============   ==============
   Diluted                                                     69,979          72,097            70,230           72,013
                                                         ==============  ===============  ==============   ==============

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Six Months Ended
                                                                                    April 30,
                                                                            2003                  2002
                                                                       --------------------------------------
                                                                                 (in thousands)

Cash and cash equivalents, beginning of period                          $     144,078          $     115,681
                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     50,923                 66,028
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
      Gain on sale of investments                                              (1,932)                (1,383)
      Equity in net loss of affiliate                                             211                    (19)
      Minority interest in earnings                                               473                    589
      Translation adjustment                                                      (12)                     -
      Interest on long-term debt                                                1,039                  1,490
      Deferred income taxes                                                    (9,982)                (8,976)
      Tax benefit of stock option exercises                                       456                  4,192
      Compensation related to restricted stock issuance                           550                    550
      Depreciation and other amortization                                       2,650                  2,654
      Amortization of deferred sales commissions                               43,029                 42,437
      Payment of capitalized sales commissions                                (33,672)               (47,573)
      Contingent deferred sales charges received                               13,076                 14,113
      Proceeds from the sale of trading investments                               150                  1,043
      Mutual fund subsidiary's investment in short-term
       income securities                                                      (67,506)                     -
Changes in other assets and liabilities:
      Investment adviser fees and other receivables                            (1,785)                  (139)
      Other current assets                                                      2,772                    298
      Other assets                                                                281                   (382)
      Accrued compensation                                                    (16,906)               (21,333)
      Accounts payable and accrued expenses                                     1,214                 (2,798)
      Other current liabilities                                                 1,385                 (5,633)
                                                                       --------------------------------------

        Net cash provided by (used for) operating activities                  (13,586)                45,158
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                            (521)                (1,085)
    Net decrease in notes receivable from affiliates                              251                    231
    Proceeds from sale of available-for-sale investments                       24,638                 50,252
    Purchase of available-for-sale investments                                 (3,478)               (53,980)
    Purchase of management contracts                                             (797)                     -
                                                                       --------------------------------------

       Net cash provided by (used for) investing activities                    20,093                 (4,582)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                                Six Months Ended
                                                                                   April 30,
                                                                            2003               2002
                                                                     ---------------------------------------
                                                                                 (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                          (7,143)              (7,143)
    Long-term debt issuance costs                                                   -                 (554)
    Distributions to minority shareholders                                       (532)                (231)
    Proceeds from the issuance of non-voting
     common stock                                                               6,594               12,450
    Repurchase of non-voting common stock                                     (14,725)             (27,456)
    Dividend paid                                                             (11,051)              (9,990)
    Proceeds from the issuance of mutual fund subsidiary's
     capital stock                                                             17,000                    -
                                                                       -------------------------------------

       Net cash used for financing activities                                  (9,857)             (32,924)
                                                                       -------------------------------------

Net increase (decrease) in cash and cash equivalents                           (3,350)               7,652
                                                                       -------------------------------------

Cash and cash equivalents, end of period                               $      140,728     $        123,333
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                       $        1,917     $            743
                                                                       =====================================
   Income taxes paid (refunded)                                        $       31,998     $         44,390
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

(2) PRINCIPLES OF CONSOLIDATION

The accompanying financial statements include the accounts of Eaton Vance Corp. and its wholly and majority owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company's ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company's ownership exceeds 50 percent and provides for minority interests in consolidated companies for which the Company's ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

(3) ACCOUNTING DEVELOPMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and amends Accounting Research Bulletin (ARB) No. 51, "Consolidating Financial Statements," by eliminating the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company adopted SFAS No. 144 on November 1, 2002. The adoption of SFAS No. 144 did not have a material effect on the results of operations or the consolidated financial position of the Company. However, during the quarter ended April 30, 2003, the Company acquired a controlling financial interest in a newly created Company-sponsored mutual fund and, accordingly, the Company has consolidated the sponsored fund which had $67.5 million of total assets and $0.3 million of total liabilities as of April 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to use the intrinsic value method as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the transition provisions of SFAS No. 148 will not apply to the Company. The disclosure requirements are effective for interim periods starting after December 15, 2002 and are presented in footnote 7. The adoption of SFAS No. 148 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for the Company's fiscal quarter beginning August 1, 2003. The Company is currently assessing the impact SFAS No. 149 will have upon adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of a liability (or asset in some circumstances). SFAS No. 150 is effective for the Company's fiscal quarter beginning August 1, 2003. The Company is currently assessing the impact SFAS No. 150 will have upon adoption.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation addresses obligations and disclosures required for certain guarantees. This Interpretation applies to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIEs) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company acts as an investment adviser regarding collateral for collateralized debt obligations (CDOs) issued by certain entities (CDO entities). These CDO entities might qualify as VIEs. FIN No. 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the "primary beneficiary." It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN No. 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created. The provisions of FIN No. 46 are complex. The Company and its advisers are studying whether or not these CDO entities are VIEs and whether FIN No. 46 would apply to such entities. If the Company determines that FIN No. 46 is applicable, it would either consolidate or disclose additional information about these CDO entities when FIN No. 46 becomes effective for the Company's fiscal quarter beginning August 1, 2003. The Company has provided the necessary disclosure information regarding such CDO entities in footnote 5.

(4) GOODWILL AND OTHER INTANGIBLES

The following is a summary of other intangible assets at April 30, 2003 and October 31, 2002:

APRIL 30, 2003                                  WEIGHTED-AVERAGE
                                                    AMORTIZATION          GROSS
                                                          PERIOD       CARRYING        ACCUMULATED
(dollars in thousands)                                (IN YEARS)         AMOUNT       AMORTIZATION
----------------------------------------------- ----------------- -------------- ------------------
AMORTIZED INTANGIBLE ASSETS:
   Client relationships acquired                       17.6             $38,937             $3,154

NON-AMORTIZED INTANGIBLE ASSETS:
   Mutual fund management
    contract acquired                                     -               1,311                  -
----------------------------------------------- ----------------- -------------- ------------------

Total                                                                   $40,248             $3,154
=============================================== ================= ============== ==================


OCTOBER 31, 2002                                WEIGHTED-AVERAGE
                                                    AMORTIZATION          GROSS
                                                          PERIOD       CARRYING        ACCUMULATED
(dollars in thousands)                                (IN YEARS)         AMOUNT       AMORTIZATION
----------------------------------------------- ----------------- -------------- ------------------

AMORTIZED INTANGIBLE ASSETS:
   Client  relationships acquired                      18.2             $38,140             $2,155

NON-AMORTIZED INTANGIBLE ASSETS:
   Mutual fund management
    contract acquired                                     -               1,311                  -
----------------------------------------------- ----------------- -------------- ------------------

Total                                                                   $39,451             $2,155
=============================================== ================= ============== ==================

Additions to amortized intangible assets of $797,000 during the six months ended April 30, 2003 represent management contracts acquired by one of the Company's majority owned subsidiaries.

(5) INVESTMENTS

The following is a summary of investments at April 30, 2003, and October 31, 2002:

                                                       APRIL 30,       OCTOBER 31,
(in thousands)                                           2003              2002
--------------------------------------------------- ---------------- -----------------
SHORT-TERM INVESTMENTS:
   Sponsored funds:
     Available-for-sale                                   $30,227           $43,886
   Trading                                                 67,363                 -
--------------------------------------------------- ---------------- -----------------
  Total                                                   $97,590           $43,886
=================================================== ================ =================

LONG-TERM INVESTMENTS:
   Sponsored funds:
      Available-for-sale                                  $10,638           $18,826
   Collateralized debt obligation entities                 12,968            13,228
   Investment in affiliates                                 6,798             7,009
   Other investments                                          919               919
--------------------------------------------------- ---------------- -----------------
   Total                                                  $31,323           $39,982
=================================================== ================ =================

Investments classified as trading, including those held by the Company's newly created mutual fund subsidiary or held in connection with the Company's activities as principal underwriter, consist primarily of investments in sponsored funds and short-term debt securities and are carried at fair value. Net unrealized holding gains or losses on these investments, as well as realized gains or losses, are reflected as a component of Other revenue in the Consolidated Statements of Income. Interest income earned by the Company's mutual fund subsidiary is also reflected as a component of Other revenue. The average cost method is used to determine the cost of securities sold for all investments except those held by the Company's mutual fund subsidiary, which uses the first-in-first-out method to determine the cost of securities sold.

INVESTMENTS IN COLLATERALIZED DEBT OBLIGATION ISSUERS

The Company provides investment management services for, and has made investments in, a number of entities that have issued CDOs (CDO entities). The Company's minority equity ownership interests in the CDO entities are reported at lower of cost or fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDOs, as well as incentive fees that are contingent on certain performance conditions. At April 30, 2003, combined assets under management in the collateral pools of these CDO entities were approximately $1.6 billion, and the Company's maximum exposure to loss as a result of these investments was approximately $13.0 million, which is reflected in the Company's Consolidated Balance Sheet at April 30, 2003. Investors in CDOs have no recourse against the Company for any losses sustained in any CDO structure. As noted in footnote 3, the Company and its advisers are studying whether or not these CDO entities are VIEs and whether FIN No. 46 would apply to such entities. If the Company determines that FIN No. 46 is applicable, it would either consolidate or disclose additional information about these CDO entities when FIN No. 46 becomes effective for the Company's fiscal quarter beginning August 1, 2003.

(6) DEBT

The following is a summary of the carrying value of long-term debt at April 30, 2003 and October 31, 2002:

                                                        APRIL 30,            OCTOBER 31,
(in thousands)                                            2003                  2002
---------------------------------------------- --------------------- ---------------------
6.22% senior notes due 2004                            $  7,143              $ 14,286
1.5% zero-coupon exchangeable senior
  notes due 2031                                        117,844               116,975
---------------------------------------------- --------------------- ---------------------
Total                                                   124,987               131,261
Less:  current  maturities                               (7,143)               (7,143)
---------------------------------------------- --------------------- ---------------------
Total long-term debt                                   $117,844              $124,118
============================================== ===================== =====================

(7) STOCK-BASED COMPENSATION PLANS

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company's net income and earnings per share for the six months ended April 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                             APRIL 30,                          APRIL 30,
                                                      2003              2002              2003             2002
--------------------------------------------------------------------------------------------------------------------
(net income figures in thousands)
Net income as reported                               $25,014            $32,835         $50,923         $66,028
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                              2,363              2,109           5,239           4,272
                                                --------------------------------------------------------------------
   Pro forma net income                              $22,651            $30,726         $45,684         $61,756
                                                ====================================================================

Earnings per share:
      Basic - as reported                              $0.36              $0.47           $0.74           $0.95
                                                ====================================================================
      Basic - pro forma                                $0.33              $0.44           $0.66           $0.89
                                                ====================================================================
      Diluted - as reported                            $0.36              $0.46           $0.73           $0.92
                                                ====================================================================
      Diluted - pro forma                              $0.32              $0.43           $0.65           $0.86
                                                ====================================================================

The fair value of each option grant included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended April 30, 2003 and 2002:

--------------------------------------------------------------------------
                                                       APRIL 30,
                                                 2003            2002
--------------------------------------------------------------------------
Dividend yield                                   1.07%           1.11%
Volatility                                         31%             30%
Risk-free interest rate                           3.9%            4.0%
Expected life of options                       8 years         8 years

RESTRICTED STOCK PLAN

The Company recorded compensation expense of $0.6 million for the six months ended April 30, 2003 and 2002 relating to shares of restricted stock granted in 2001 and 2000.

(8) COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first six months of fiscal 2003, the Company purchased 524,000 shares of its non-voting common stock under this share repurchase authorization. Approximately 1,824,000 shares remain under the current authorization.

(9) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $54.2 million, which exceeded its minimum net capital requirement of $2.1 million at April 30, 2003. The ratio of aggregate indebtedness to net capital at April 30, 2003 was ..58 to 1.

(10) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the three months ended April 30, 2003 and 2002.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.5 million and $3.2 million for the six months ended April 30, 2003 and 2002. Such benefit has been reflected in shareholders' equity.

(11) COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income or
(loss), net of tax. The components of comprehensive income (loss) at April 30, 2003 and 2002 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                         APRIL 30,
(IN THOUSANDS)                                                                     2003                  2002
-------------------------------------------------------------------------------------------------------------------
Net income                                                                $          50,923    $         66,028
Net unrealized loss on available-for-sale securities, net of
    income tax benefit of ($963) and ($654), respectively                            (1,625)             (1,019)
Foreign currency translation adjustments, net of income
     taxes of ($5) and ($0)                                                             (17)                  -
                                                                         ------------------------------------------
Comprehensive income                                                      $          49,281    $         65,009
                                                                         ==========================================

(12) COMMITMENTS AND CONTINGENCIES

In the normal course of its business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company's by-laws. Certain agreements do not contain any limits on the Company's liability and, therefore, it is not possible to estimate the Company's potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(13) SUBSEQUENT EVENT

On June 5, 2003 the Company announced the signing of a definitive agreement to acquire 80 percent of Parametric Portfolio Associates (Parametric) for an initial payment of $28.0 million in cash. Parametric is a leading investment management firm in Seattle, Washington, with $4.7 billion in assets under management. Under the agreement, Parametric will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Parametric's shareholders will continue to hold 20 percent of the equity of Parametric through 2006. Beginning in 2006, Parametric's shareholders will have annual rights to sell and the Company will also have certain rights to purchase the remaining 20 percent of Parametric stock over an eight-year period. The price for acquiring the remaining 20 percent of Parametric will be based on a multiple of prior year's earnings before interest and taxes in those years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Identifiable intangible assets generally represent the cost of management contracts acquired. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair values of the companies acquired to their carrying amounts, including goodwill. If the carrying amounts of the companies exceed their respective fair values, additional impairment tests will be performed to measure the amount of the impairment loss, if any.

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

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases with proceeds from its issuance of non-recourse debt securities. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company's equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company's financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company's Consolidated Balance Sheet, totaling approximately $13.0 million at April 30, 2003.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 2003 COMPARED TO QUARTER ENDED APRIL 30, 2002

The Company reported earnings of $25.0 million or $0.36 per diluted share in the second quarter of fiscal 2003 compared to $32.8 million or $0.46 per diluted share in the second quarter of fiscal 2002.

ASSET HIGHLIGHTS
Assets under management of $57.9 billion on April 30, 2003 were 2 percent lower than the $59.2 billion reported a year earlier. The Company's assets under management were negatively affected by $5.2 billion of market depreciation over the past 12 months resulting from weak equity markets. Average assets under management were $56.1 billion in the second quarter of fiscal 2003, 5 percent lower than the $59.3 billion in the second quarter of last year.

Despite difficult market conditions, the Company had positive net inflows in both the second quarter of fiscal 2003 and 2002. Net inflows of long-term fund assets in the second quarter of fiscal 2003 were $0.3 billion compared to $0.5 billion in the second quarter of last year. Net inflows of long-term fund assets decreased in the second quarter of 2003 compared to the second quarter of fiscal 2002 as a result of a decrease in equity private placements in the second quarter of fiscal 2003 compared to a year earlier. Net outflows of separate account assets were $0.1 billion in the second quarter of fiscal 2003 compared to net inflows of $0.1 billion in the second quarter of fiscal 2002. The following table summarizes the asset flows for each of the quarters ended April 30, 2003 and 2002:

ASSET FLOWS
                                                                     THREE MONTHS ENDED
(IN BILLIONS)                                                APRIL 30, 2003       APRIL 30, 2002
--------------------------------------------------------- --------------------- --------------------
Long-term fund assets - beginning of period                          $ 44.3              $ 47.0
     Sales/inflows                                                      1.8                 2.0
     Redemptions/outflows                                              (1.5)               (1.5)
     Exchanges                                                            -                   -
     Market value change                                                1.5                (0.7)
                                                          --------------------- --------------------
Long-term fund assets - end of period                                $ 46.1              $ 46.8
                                                          --------------------- --------------------

Separate accounts - beginning of period                              $ 10.9              $ 11.3
     Net flows - Institutional and high net worth                      (0.2)               (0.1)
     Net flows - Retail managed accounts                                0.1                 0.2
     Market value change                                                0.6                   -
                                                          --------------------- --------------------
Separate accounts - end of period                                    $ 11.4              $ 11.4
                                                          --------------------- --------------------

Money market fund assets - end of period                                0.4                 1.0
                                                          --------------------- --------------------
Total assets under management - end of period                        $ 57.9              $ 59.2
                                                          ===================== ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Equity assets under management comprised 54 percent of total assets under management on April 30, 2003 compared to 60 percent on April 30, 2002. Fixed income assets under management increased to 33 percent of total assets under management from 25 percent a year ago and floating-rate income assets decreased to 13 percent of total assets under management from 15 percent a year ago.

ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

(IN BILLIONS)                                               APRIL 30, 2003        APRIL 30, 2002
--------------------------------------------------------- -------------------- ---------------------
Equity                                                            $ 31.1               $ 35.4
Fixed income                                                        19.1                 14.9
Floating-rate income                                                 7.7                  8.9
                                                          -------------------- ---------------------
Total                                                             $ 57.9               $ 59.2
                                                          ==================== =====================

REVENUE
The Company reported revenue of $120.9 million in the second quarter of fiscal 2003 compared to $132.8 million in the second quarter of fiscal 2002, a decrease of 9 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored funds and separate accounts and are based primarily upon a percentage of the market value of assets under management. Shifts in the mix and changes in the market value of managed assets affect the composition and amount of investment adviser and administration fees. Investment adviser and administration fees decreased by 5 percent to $67.9 million in the second quarter of fiscal 2003 from $71.5 million in the second quarter of fiscal 2002, consistent with the 5 percent decline in average long-term fund assets under management.

For the quarter ended April 30, 2003, distribution and underwriting fees decreased by $6.5 million, or 16 percent, to $34.2 million from $40.7 million a year earlier. The Company currently sells its sponsored funds that are registered as investment companies (registered funds) under 5 primary pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class I). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. Changes in the Company's mix of assets under management alter the composition and amount of distribution income received. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income since spread-load commission (Class B) assets have higher distribution fees than front-end load (Class A) assets. The decrease in distribution income also reflects a decrease in the market value of the Company's spread-load (Class B) and level-load (Class C) share assets under management compared to a year earlier and a decrease in early withdrawal charges received in conjunction with bank loan interval fund redemptions.

Service fee revenue, which is also based upon a percentage of the market value of fund assets under management, decreased to $17.4 million for the quarter ended April 30, 2003 from $20.2 million for the quarter ended April 30, 2002, as a result of the decrease in average long-term fund assets under management.

Other revenue increased 272 percent to $1.3 million from $0.4 million a year earlier primarily as a result of the reimbursement of shareholder services now performed by the Company, and interest income from a consolidated investment company in which the Company is the majority shareholder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXPENSES
Compensation expense decreased 2 percent to $24.1 million in the second quarter of fiscal 2003 from $23.7 million the second quarter of fiscal 2002 because of lower marketing and sales incentives and lower operating income-based bonus expense due to a decrease in operating income.

Amortization of deferred sales commissions increased 3 percent to $21.6 million in the second quarter of 2003 from $21.0 million for the quarter ended April 30, 2002. Amortization is impacted by ongoing sales of mutual fund Class B shares, Class C shares and equity fund private placements, and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a nine-month period ending April 30, 1999, deferred sales commissions for certain funds were required to be expensed rather than capitalized, extinguishing future amortization charges. Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, commission payments on new sales of these funds were once again capitalized and amortized. The Company anticipates that the ongoing effect of these accounting changes will diminish over time. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company's product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future. Amortization of deferred sales commissions was increased by approximately $0.4 million in the first three months of fiscal 2003 to better match the amortization expense of deferred sales commissions with the projected distribution fee revenue the deferred sales commission assets generate over their estimated useful lives.

Service fees the Company receives from the funds are retained by the Company in the first year and paid to broker/dealers after the first year. Service fee expense decreased 8 percent to $15.5 million in the second quarter of fiscal 2003 from $16.8 million a year earlier. The decrease in service fee expense can be attributed to the decrease in average long-term fund assets retained more than one year.

Distribution fee expense primarily represents additional costs associated with the distribution of Class C shares and is calculated as a percentage of the market value of Class C assets under management. Distribution fee expense decreased 3 percent to $7.6 million in the second quarter of fiscal 2003 from $7.9 million a year earlier primarily as a result of a decrease in average Class C assets under management.

Other operating expenses decreased 1 percent to $13.4 million in the second quarter of fiscal 2003 from $13.5 million a year ago, primarily as a result of decreases in travel and promotion expenses.

OTHER INCOME AND EXPENSE
Interest income decreased 22 percent to $1.4 million in the second quarter of fiscal 2003 from $1.8 million a year ago primarily as a result of lower short-term interest rates year-over-year.

Interest expense increased to $1.5 million in the second quarter of 2003 from $1.1 million a year ago, primarily as a result of additional interest expense related to the Company's 1.5% zero-coupon exchangeable senior notes issued by a wholly owned subsidiary of the Company, Eaton Vance Management. Note holders will receive an incremental cash interest payment of 1.672 percent per year from November 13, 2002 to August 13, 2004.

INCOME TAXES
The Company's effective tax rate was 35 percent during the second quarter of fiscal 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS SIX MONTHS ENDED APRIL 30, 2003 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2002

The Company reported earnings of $50.9 million or $0.73 per diluted share in the first six months of fiscal 2003 compared to $66.0 million or $0.92 per diluted share in the first six months of fiscal 2002.

ASSET HIGHLIGHTS
Despite difficult market conditions, the Company had positive net inflows in both the first six months of fiscal 2003 and 2002. Net inflows of long-term fund assets in the first six months of fiscal 2003 were $1.2 billion compared to $1.1 billion in the first six months of last year. Net inflows in the first six months of 2003 benefited from the successful offering of nine closed-end municipal bond funds that added $0.7 billion of new assets. The successful offering of the closed-end municipal bond funds offset a reduction in core mutual fund sales year-over-year. Net inflows of separate account assets were $0.2 billion in the first six months of fiscal 2003 compared to net inflows of $0.5 billion in the first six months of fiscal 2002. The following table summarizes the asset flows for each of the six months ended April 30, 2003 and 2002:

ASSET FLOWS
                                                                      SIX MONTHS ENDED
(IN BILLIONS)                                                APRIL 30, 2003       APRIL 30, 2002
--------------------------------------------------------- --------------------- --------------------
Long-term fund assets - beginning of period                    $  43.9             $  45.0
     Sales/inflows                                                 4.3                 4.1
     Redemptions/outflows                                         (3.1)               (3.0)
     Exchanges                                                       -                 0.1
     Market value change                                           1.0                 0.6
                                                          ---------------- --------------------
Long-term fund assets - end of period                          $  46.1             $  46.8
                                                          ---------------- --------------------

Separate accounts - beginning of period                           10.8             $  10.5
     Net flows - Institutional and high net worth                 (0.1)                0.2
     Net flows - Retail managed accounts                           0.3                 0.3
     Market value change                                           0.4                 0.4
                                                          ---------------- --------------------
Separate accounts - end of period                              $  11.4                11.4
                                                          ---------------- --------------------

Money market fund assets - end of period                       $   0.4             $   1.0
                                                          ---------------- --------------------
Total assets under management - end of period                  $  57.9             $  59.2
                                                          ================ ====================

REVENUE
The Company reported revenue of $245.8 million in the first six months of fiscal 2003 compared to $268.5 million in the first six months of fiscal 2002, a decrease of 8 percent.

Investment adviser and administration fees decreased by 4 percent to $137.0 million in the first six months of fiscal 2003 from $143.4 million in the first six months of fiscal 2002, consistent with the 4 percent decline in average long-term fund assets under management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the six months ended April 30, 2003, distribution and underwriting fees decreased by $12.8 million, or 15 percent, to $71.2 million from $84.0 million a year earlier. The decrease in distribution income reflects the gradual shift in the Company's registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, a decrease in the market value of the Company's Class B and C share assets under management compared to a year earlier and a decrease in early withdrawal charges received in conjunction with bank loan interval fund redemptions.

Service fee revenue, which is also based upon a percentage of the market value of fund assets under management, decreased to $35.3 million for the six months ended April 30, 2003 from $40.3 million for the six months ended April 30, 2002, consistent with the decrease in average long-term fund assets under management.

Other revenue increased 165 percent to $2.3 million a year earlier primarily as a result of the reimbursement of shareholder services now performed by the Company, and interest income from a consolidated investment company in which the Company is the majority shareholder.

EXPENSES
Compensation expense decreased 2 percent to $50.5 million in the first six months of fiscal 2003 from $51.8 million in the first six months of fiscal 2002 because of lower marketing and sales incentives and lower operating income-based bonus expense due to a decrease in operating income.

Amortization of deferred sales commissions increased 1 percent to $43.0 million in the first six months of fiscal 2003 from $42.4 million a year earlier, primarily due to on-going sales of Class B shares, Class C shares and equity private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. Amortization of deferred sales commissions was increased by approximately $0.9 million in the first six months of fiscal 2003 to better match the amortization expense of deferred sales commissions with the projected distribution fee revenue the deferred sales commission assets generate over their estimated useful lives.

Service fee expense decreased 6 percent to $31.2 million in the first six months of fiscal 2003 from $33.1 million a year earlier. The decrease in service fee expense can be attributed to the decrease in average long-term fund assets retained more than one year.

Distribution fee expense decreased 3 percent to $15.3 million in the first six months of fiscal 2003 from $15.8 million a year earlier primarily as a result of a decrease in average Class C share assets under management.

Other operating expenses increased 11 percent to $28.7 million in the first six months of fiscal 2003 from $25.9 million a year ago, primarily as a result of $1.8 million of offering expenses relating to new closed-end municipal bond funds, as well as increases in travel, consulting and fund expenses.

OTHER INCOME AND EXPENSE
Interest income decreased 16 percent to $2.9 million in the first six months of fiscal 2003 from $3.5 million a year ago primarily as a result of lower short-term interest rates year-over-year.

Interest expense increased to $2.9 million in the first six months of fiscal 2003 from $2.2 million a year ago, primarily as a result of additional interest expense related to the Company's 1.5% zero-coupon exchangeable senior notes issued by Eaton Vance Management. Note holders will receive an incremental cash interest payment of 1.672 percent per year from November 13, 2002 to August 13, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES
The Company's effective tax rate was 35 percent during the first six months of fiscal 2003 and 2002.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $238.3 million at April 30, 2003, an increase of $50.3 million from October 31, 2002.

The Company has met its cash requirements primarily through cash generated by operating activities. The Company's principal uses of cash have been to pay sales commissions, operating expenses, income taxes, enhance technology infrastructure, purchase investments, pay shareholder dividends, repay and service debt and repurchase shares of the Company's non-voting common stock. The Company expects the principal uses of cash for the foreseeable future will be for sales commissions, operating expenses, income taxes, enhancements to technology infrastructure, additional investments, acquisitions, shareholder dividends, repayment and servicing of debt and the repurchase of shares of the Company's non-voting common stock. The Company is scheduled to repay approximately $7.1 million in principal related to its 6.22 percent senior notes in March 2004. Eaton Vance Management does not expect to repurchase any of its zero-coupon exchangeable senior notes (Notes) in fiscal 2003.

The Company expects to generate cash through its short-term funding resources including operating cash flows and its line of credit. Operating cash flows are affected by changes in securities markets. For a further discussion of market risk please see the section regarding "Certain Factors That May Affect Future Results" below. The Company anticipates that cash flows from operations and available debt will be sufficient to meet the Company's foreseeable cash requirements and provide the Company with the financial resources to take advantage of strategic growth opportunities.

The Company's financial condition is highly liquid with a significant percentage of the Company's assets represented by cash and short-term investments. The Company's receivables and payables represent transactions that arise and settle in the normal course of business. Short-term investments increased to $97.6 million at April 30, 2003 as a result of the Company acquiring a controlling financial interest in a newly created Company-sponsored mutual fund. Deferred sales commissions paid to broker/dealers in connection with the sale of open-end and bank loan interval funds decreased $22.4 million to $216.6 million at April 30, 2003 from $239.0 million at October 31, 2002 primarily as a result of a decrease in Class B share sales. For further discussion of the components of the Company's deferred sales commissions please see the "Operating Cash Flows" section below. Long-term investments decreased to $31.3 million at April 30, 2003 as a result of the sale of available-for-sale securities. Accrued compensation decreased to $15.0 million at April 30, 2003 from $31.9 million at October 31, 2002 as a result of the payment of fiscal year-end bonuses in November 2002. Long-term debt decreased primarily as a result of the August 13, 2002 repurchase of $87.0 million of the Company's Notes at accreted value ($134.l million principal amount at maturity). Please see the "Financing Cash Flows" section below for further discussion of the Company's debt and liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING CASH FLOWS
Operating activities reduced cash and cash equivalents by $13.6 million in the first six months of fiscal 2003. The Company generated $45.2 million of cash from operations in the first six-month of fiscal 2002. The decrease in cash from operations in the first six months of 2003 from a year earlier is primarily a result of the consolidation of the Company's investment in a sponsored mutual fund. The Company was required to consolidate its investment in Eaton Vance Short-term Income Fund (EVSI) when it became the fund's majority investor. The purchase of $67.5 million of investments included in operating cash flows primarily represents EVSI's purchase of short-term securities. Capitalized sales commissions paid to financial intermediaries for the distribution of the Company's Class B and Class C fund shares, as well as the Company's equity fund private placements, decreased by $13.9 million due to a decline in Class B and Class C fund sales. Although these commission payments decreased to $33.7 million in the first six months of 2003 from $47.6 million in the first six months of 2002, they continue to be a significant use of cash. Effective January 1, 2001, the Company capitalizes sales commissions for tax purposes and deducts them over their estimated useful lives. Commission payments made prior to January 1, 2001, were deducted for tax purposes at the time of payment. Although this change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes, thereby increasing the use of current cash resources, it has not and will not have an impact on the Company's effective tax rate.

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, increased cash and cash equivalents by $20.1 million in the first six months of fiscal 2003. Investing activities reduced cash and cash equivalents by $4.6 million in the first six months of fiscal 2002. Cash generated from investing activities in the first six months of fiscal 2003 reflects the purchase of $3.5 million of available-for-sale investments and $24.6 million of proceeds received from the sale of available-for-sale investments.

FINANCING CASH FLOWS
Financing activities reduced cash and cash equivalents by $9.9 million in the first six months of fiscal 2003 compared to $32.9 million in the first six months of fiscal 2002. The decrease in cash used for financing activities in the first six months of fiscal 2003 from a year earlier is primarily a result of proceeds from the issuance of EVSI's capital stock.

The Company repurchased a total of 524,000 shares of its non-voting common stock for $14.7 million in the first six month of fiscal 2003 under its authorized repurchase program and issued 415,000 shares or $6.6 million of non-voting common stock in connection with the exercise of stock options and employee stock purchases in the first six months of fiscal 2003. The Company has authorization to purchase approximately 1.8 million additional shares under its present share repurchase authorization program and anticipates that future repurchases will be a principal use of cash. The Company's dividend was $0.160 per share in the first six months of fiscal 2003 compared to $0.145 in the first six months of fiscal 2002.

The following table details the Company's contractual obligations under its senior notes and lease arrangements:

-----------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATION                                            PAYMENTS DUE
-----------------------------------------------------------------------------------------------------------
                                                    LESS THAN 1         1-3         4-5           AFTER 5
(IN MILLIONS)                           TOTAL          YEAR           YEARS        YEARS           YEARS
-----------------------------------------------------------------------------------------------------------
6.22% senior notes due 2004              $7.1          $7.1              -             -             -
-----------------------------------------------------------------------------------------------------------
Operating leases                        $33.3          $5.2          $10.5         $10.0          $7.6
-----------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Excluded from the table above are Eaton Vance Management's (EVM's) Notes. On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company's non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody's or Standard & Poor's. Such repurchases can be paid in cash or, shares of the Company's non-voting common stock, or a combination of both. EVM may be required to repurchase Notes with an accreted value of up to $120.1 million on the next scheduled repurchase date, August 13, 2004.

On November 12, 2002, EVM amended the terms of its Notes to provide that each holder electing not to require EVM to repurchase the holder's Notes on November 13, 2002 would receive cash interest payments equal to 1.672 percent per year of each Note's principal amount at maturity for a period of 21 months. The first interest payment due on February 13, 2003, was paid for the three-month period ending on that date. The three remaining interest payments will be made on a semiannual basis in arrears on their respective payment dates. No Notes were tendered for repurchase on November 13, 2002.

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at market rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At April 30, 2003, EVM had no borrowings outstanding under its revolving credit facility.

On June 5, 2003 the Company announced the signing of a definitive agreement to acquire 80 percent of Parametric Portfolio Associates (Parametric) for an initial payment of $28.0 million in cash. Parametric is a leading investment management firm in Seattle, Washington, with $4.7 billion in assets under management. Under the agreement, Parametric will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

Under the terms of the acquisition agreement, Parametric's shareholders will continue to hold 20 percent of the equity of Parametric through 2006. Beginning in 2006, Parametric's shareholders will have annual rights to sell and the Company will also have certain rights to purchase the remaining 20 percent of Parametric stock over an eight-year period. The price for acquiring the remaining 20 percent of Parametric will be based on a multiple of prior year's earnings before interest and taxes in those years.

OFF -BALANCE SHEET ARRANGEMENTS

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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for the Company's fiscal quarter beginning August 1, 2003. The Company is currently assessing the impact SFAS No. 149 will have upon adoption.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of a liability (or asset in some circumstances). SFAS No. 150 is effective for the Company's fiscal quarter beginning August 1, 2003. The Company is currently assessing the impact SFAS No. 150 will have upon adoption.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation addresses obligations and disclosures required for certain guarantees. This interpretation applies to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIEs) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company acts as an investment adviser regarding collateral for collateralized debt obligations (CDOs) by certain entities (CDO entities). These CDO entities might qualify as VIEs. FIN No. 46 requires consolidation of a VIE by the enterprise that has the majority of the risks and rewards of ownership, referred to as the "primary beneficiary." It also requires additional disclosures for an enterprise that holds a significant variable interest in a VIE, but is not the primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. FIN No. 46 also requires interim disclosures in all financial statements issued after January 31, 2003, regardless of the date on which the VIE was created. The provisions of FIN No. 46 are complex. The Company and its advisers are studying whether or not these

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company's primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company's investments in sponsored equity funds totaled $8.8 million at April 30, 2003, and are carried at fair value on the Company's Consolidated Balance Sheets.

The Company's primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.4 million based on fixed-income and floating-rate income investments of $81.5 million as of April 30, 2003. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its minority equity interests in several CDO entities that are included in "Long-term investments" in the Company's Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company's minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is a deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company's total investment in minority equity interests in CDO entities is approximately $13.0 million at April 30, 2003, and represents the total value at risk as of April 30, 2003.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company's revenue is based on the market value of assets under management. As noted in "Certain Factors That May Affect Future Results," declines of financial market values will negatively impact revenue and net income.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

Within 90 days prior to the filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. James B. Hawkes, Chairman, Director and Chief Executive Officer, and William M. Steul, Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Hawkes and Steul concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

No items were submitted to a vote in the second quarter of fiscal 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit No.         Description

    99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The Company filed a Form 8-K with the SEC on February 26, 2003, regarding the Company's press release of its results of operations for the quarter ended January 31, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EATON VANCE CORP.
                                                (Registrant)




DATE:  June 11, 2003                                /s/ William M. Steul
                                                --------------------------------
                                                         (Signature)
                                                        William M. Steul
                                                    Chief Financial Officer


DATE:  June 11, 2003                                /s/ Laurie G. Hylton
                                                --------------------------------
                                                         (Signature)
                                                        Laurie G. Hylton
                                                    Chief Financial Officer

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

DATE:  June 11, 2003                                 /s/ James B. Hawkes
                                                --------------------------------
                                                          (Signature)
                                                        James B. Hawkes
                                                    Chief Executive Officer

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

DATE:  June 11, 2003                                 /s/William M. Steul
                                                --------------------------------
                                                         (Signature)
                                                      William M. Steul
                                                  Chief Financial Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hawkes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  June 11, 2003                                  /s/ James B. Hawkes
                                                --------------------------------
                                                          (Signature)
                                                        James B. Hawkes
                                                   Chairman, President and
                                                   Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William M. Steul, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  June 11, 2003                                 /s/ William M. Steul
                                                --------------------------------
                                                           (Signature)
                                                         William M. Steul
                                                     Chief Financial Officer