Form 10-Q
period 2003-07-31
EATON VANCE CORP
filed 2003-09-11
CIK 350797

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

                  For the quarterly period ended July 31, 2003

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Shares outstanding as of July 31, 2003:
        Voting Common Stock - 154,880 shares
        Non-Voting Common Stock - 68,813,555 shares


                               Page 1 of 40 pages

================================================================================

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

                                                                            July 31,              October 31,
                                                                              2003                   2002
                                                                         ---------------------------------------
ASSETS                                                                                (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  130,726              $  144,078
  Short-term investments                                                        139,980                  43,886
  Investment adviser fees and other receivables                                  22,911                  19,502
  Other current assets                                                            4,405                   6,101
                                                                         ---------------------------------------
          Total current assets                                                  298,022                 213,567
                                                                         ---------------------------------------

OTHER ASSETS:
  Deferred sales commissions                                                    210,068                 239,048
  Goodwill                                                                       69,467                  69,467
  Other intangible assets, net                                                   37,120                  37,296
  Long-term investments                                                          32,353                  39,982
  Equipment and leasehold improvements, net                                      12,153                  13,897
  Other assets                                                                    3,105                   3,362
                                                                         ---------------------------------------
          Total other assets                                                    364,266                 403,052
                                                                         ---------------------------------------
Total assets                                                                 $  662,288              $  616,619
                                                                         =======================================

See notes to consolidated financial statements.

                                                                          July 31,               October 31,
                                                                            2003                     2002
                                                                      ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                     (in thousands, except share figures)

CURRENT LIABILITIES:
  Accrued compensation                                                $         23,793         $         31,899
  Accounts payable and accrued expenses                                         21,959                   16,324
  Dividend payable                                                               8,257                    5,522
  Current portion of long-term debt                                              7,143                    7,143
  Other current liabilities                                                      8,291                    7,382
                                                                      ------------------------------------------
          Total current liabilities                                             69,443                   68,270
                                                                      ------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt                                                               118,291                  124,118
  Deferred income taxes                                                         35,479                   50,531
                                                                      ------------------------------------------
          Total long-term liabilities                                          153,770                  174,649
                                                                      ------------------------------------------
          Total liabilities                                                    223,213                  242,919
                                                                      ------------------------------------------
Minority interest                                                               23,426                    1,398
                                                                      ------------------------------------------
Commitments and contingencies                                                        -                        -

SHAREHOLDERS' EQUITY:
 Common stock, par value $0.0078125 per share:
    Authorized, 640,000 shares
    Issued, 154,880 shares                                                           1                        1
 Non-voting common stock, par value $0.0078125
  per share:
    Authorized, 95,360,000 shares
    Issued, 68,813,555 and 69,102,459 shares, respectively                         538                      540
  Notes receivable from stock option exercises                                  (3,059)                  (3,530)
  Deferred compensation                                                         (1,275)                  (2,100)
  Accumulated other comprehensive income                                           814                    2,585
  Retained earnings                                                            418,630                  374,806
                                                                      ------------------------------------------
           Total shareholders' equity                                          415,649                  372,302
                                                                      ------------------------------------------
Total liabilities and shareholders' equity                            $        662,288         $        616,619
                                                                      ==========================================

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                  July 31,                          July 31,
                                                            2003             2002            2003             2002
                                                      -------------------------------------------------------------------
                                                                   (in thousands, except per share figures)
REVENUE:
  Investment adviser and administration fees              $    75,687     $    70,518       $   212,696      $   213,896
  Distribution and underwriter fees                            37,605          40,168           108,833          124,132
  Service fees                                                 19,179          19,522            54,458           59,809
  Other revenue                                                 1,433             465             3,727            1,330
                                                         --------------  ---------------  --------------   --------------
          Total revenue                                       133,904         130,673           379,714          399,167
                                                         --------------  ---------------  --------------   --------------

EXPENSES:
  Compensation of officers and employees                       30,735          25,546            81,256           77,335
  Amortization of deferred sales commissions                   21,139          20,328            64,168           62,765
  Service fee expense                                          17,518          16,722            48,748           49,840
  Distribution fee expense                                      8,552           7,824            23,878           23,608
  Other expenses                                               15,088          13,847            43,788           39,769
                                                         --------------  ---------------  --------------   --------------
           Total expenses                                      93,032          84,267           261,838          253,317
                                                         --------------  ---------------  --------------   --------------

OPERATING INCOME                                               40,872          46,406           117,876          145,850

OTHER INCOME (EXPENSE):
  Interest income                                               1,252           3,447             4,189            6,951
  Interest expense                                             (1,430)         (1,336)           (4,334)          (3,514)
  Gain (loss) on investments                                      353            (107)            2,303            1,276
  Foreign currency gain                                             2               -                42                -
  Equity in net income (loss) of affiliates                       160             207               (51)             226
                                                         --------------  ---------------  --------------   --------------

INCOME BEFORE MINORITY INTEREST
AND INCOME TAXES                                               41,209          48,617           120,025          150,789

MINORITY INTEREST IN INCOME                                      (398)           (648)             (871)          (1,237)
                                                         --------------  ---------------  --------------   --------------

INCOME BEFORE INCOME TAXES                                     40,811          47,969           119,154          149,552

INCOME TAXES                                                   14,284          16,788            41,704           52,343
                                                         --------------  ---------------  --------------   --------------

NET INCOME                                                $    26,527     $    31,181       $    77,450      $    97,209
                                                         ==============  ===============  ==============   ==============

EARNINGS PER SHARE:
   Basic                                                  $      0.39     $      0.45       $      1.12      $      1.40
                                                         ==============   ==============  ==============   ==============
   Diluted                                                $      0.38     $      0.44       $      1.10      $      1.35
                                                         ==============   ==============  ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                       68,876          69,161            69,041           69,226
                                                         ==============   ==============  ==============   ==============
   Diluted                                                     70,465          71,194            70,303           71,759
                                                         ==============   ==============  ==============   ==============

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

                                                                                Nine Months Ended
                                                                                    July 31,
                                                                               2003                  2002
                                                                       --------------------------------------
                                                                                    (in thousands)
Cash and cash equivalents, beginning of period                               $144,078               $115,681
                                                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     77,450                 97,209
Adjustments to reconcile net income to net cash provided
  by (used for) operating activities:
      Gain on sale of investments                                              (1,909)                (1,276)
      Equity in net income (loss) of affiliate                                     51                   (226)
      Dividends received from affiliate                                           375                    375
      Minority interest in earnings                                               871                  1,237
      Translation adjustment                                                       (5)                     -
      Interest on long-term debt                                                1,571                  2,549
      Deferred income taxes                                                   (13,860)               (13,248)
      Tax benefit of stock option exercises                                       442                  4,192
      Compensation related to restricted stock issuance                           825                    825
      Depreciation and other amortization                                       3,981                  3,771
      Amortization of deferred sales commissions                               64,168                 62,765
      Payment of capitalized sales commissions                                (53,968)               (70,301)
      Contingent deferred sales charges received                               18,780                 23,818
      Bad debt expense                                                            147                      -
      Proceeds from the sale of trading investments                               224                  1,043
      Mutual fund subsidiary's investment in short-term securities           (124,975)                     -
Changes in other assets and liabilities:
      Investment adviser fees and other receivables                            (3,556)                 2,648
      Other current assets                                                      1,532                  1,268
      Other assets                                                                791                  5,041
      Accrued compensation                                                     (8,106)               (13,513)
      Accounts payable and accrued expenses                                     5,635                 (3,507)
      Other current liabilities                                                   893                 (7,597)
                                                                       --------------------------------------
        Net cash provided by (used for) operating activities                  (28,643)                97,073
                                                                       --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to equipment and leasehold improvements                            (718)                (1,590)
    Net decrease in notes receivable from affiliates                              471                   (617)
    Proceeds from sale of available-for-sale investments                       39,704                 51,284
    Purchase of available-for-sale investments                                 (5,501)               (55,884)
    Purchase of management contracts                                           (1,343)                     -
                                                                       --------------------------------------
       Net cash provided by (used for) investing activities                    32,613                 (6,807)
                                                                       --------------------------------------

See notes to consolidated financial statements.

                                                                                    Nine Months Ended
                                                                                          July,
                                                                                2003                 2002
                                                                     ---------------------------------------
                                                                                     (in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                          (7,143)              (7,143)
    Long-term debt issuance costs                                                   -                 (720)
    Distributions to minority shareholders                                       (843)                (717)
    Proceeds from the issuance of non-voting
      common stock                                                              8,585               15,712
    Repurchase of non-voting common stock                                     (23,349)             (37,181)
    Dividend paid                                                             (16,572)             (15,053)
    Proceeds from the issuance of mutual fund subsidiary's
      capital stock                                                            22,000                    -
                                                                       -------------------------------------
       Net cash used for financing activities                                 (17,322)             (45,102)
                                                                       -------------------------------------
Net increase (decrease) in cash and cash equivalents                          (13,352)              45,164
                                                                       -------------------------------------
Cash and cash equivalents, end of period                                     $130,726             $160,845
                                                                       =====================================

SUPPLEMENTAL INFORMATION:
   Interest paid                                                             $  1,361             $    797
                                                                       =====================================
   Income taxes paid                                                         $ 52,358             $ 68,639
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

(3) ACCOUNTING DEVELOPMENTS

In December 2002, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to use the intrinsic value method as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the transition provisions of SFAS No. 148 do not apply to the Company. The disclosure requirements became effective for interim periods starting after December 15, 2002 and are presented in footnote 7. The adoption of SFAS No. 148 did not have a material effect on the results of operations or the consolidated financial position of the Company.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for the Company's fiscal quarter beginning August 1, 2003. The adoption of SFAS No. 149 will not have a material effect on the results of operations or the consolidated financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of a liability (or asset in some circumstances). SFAS No. 150 is effective for the Company's fiscal quarter beginning August 1, 2003. The adoption of SFAS No. 150 will not have a material effect on the results of operations or the consolidated financial position of the Company.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." This Interpretation addresses obligations and disclosures required for certain guarantees. This Interpretation applies to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 in the first quarter did not have a material effect on the results of operations or the consolidated financial position of the Company.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIEs) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE's expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity's net income or loss as well as all fees earned by the entity's decision maker. The enterprise that is required to consolidate a VIE is referred to as the entity's primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003.

The Company acts as collateral manager for five collateralized debt obligation entities (CDO entities) pursuant to collateral management agreements between the Company and each CDO entity. The CDO entities are alternative investment products that meet the definition of a VIE under FIN No. 46. At July 31, 2003, combined assets under management in the collateral pools of these CDO entities were approximately $1.6 billion. The Company has minority equity investments in four of these entities totaling $12.4 million at July 31, 2003, which represents the Company's maximum exposure to loss over the remaining lives of the CDO entities.

On September 3, 2003, the FASB exposed further interpretative guidance on FIN No. 46 relating to fees earned by the CDO entity's decision maker with a comment period ending October 3, 2003. The interpretative guidance specifically addressed the impact of "kick-out" rights associated with the decision maker on the computation of expected residual returns. "Kick-out" rights refer to the ability of the CDO entity's debt and equity holders to terminate the decision maker (collateral manager) without cause. Management has concluded that it is reasonably possible that if the interpretative guidance is issued as exposed, FIN No. 46 would require the Company to consolidate three of the CDO entities in which it has minority equity investments as of and for the three month period ended October 31, 2003. At August 1, 2003, aggregate assets in the three CDO entities totaled approximately $0.8 billion and aggregate liabilities totaled approximately $1.0 billion. The Company has not yet determined the impact, if any, that consolidation of these entities will have on its consolidated results of operations. The Company has no claim to the assets of these entities and the liabilities of these entities are without recourse to the Company. The Company's maximum exposure to loss over the remaining lives of these three entities totaled $5.0 million at July 31, 2003, representing the Company's minority equity investments in these entities at that date.

(4) GOODWILL AND OTHER INTANGIBLES

The following is a summary of other intangible assets at July 31, 2003 and October 31, 2002:

JULY 31, 2003                                   WEIGHTED-AVERAGE
                                                    AMORTIZATION
                                                          PERIOD          GROSS
                                                      (IN YEARS)       CARRYING        ACCUMULATED
(dollars in thousands)                                                   AMOUNT       AMORTIZATION
---------------------------------------------------------------------------------------------------
AMORTIZED INTANGIBLE ASSETS:
   Client relationships acquired                       17.4             $39,483             $3,674

NON-AMORTIZED INTANGIBLE ASSETS:
   Mutual fund management
    contract acquired                                     -               1,311                  -
---------------------------------------------------------------------------------------------------
Total                                                                   $40,794             $3,674
===================================================================================================

OCTOBER 31, 2002                                WEIGHTED-AVERAGE
                                                    AMORTIZATION
                                                          PERIOD          GROSS
                                                      (IN YEARS)       CARRYING        ACCUMULATED
(dollars in thousands)                                                   AMOUNT       AMORTIZATION
---------------------------------------------------------------------------------------------------
AMORTIZED INTANGIBLE ASSETS:
   Client  relationships acquired                      18.2             $38,140             $2,155

NON-AMORTIZED INTANGIBLE ASSETS:
   Mutual fund management
    contract acquired                                     -               1,311                  -
---------------------------------------------------------------------------------------------------
Total                                                                   $39,451             $2,155
===================================================================================================

Additions to amortized intangible assets of $1,343,000 during the nine months ended July 31, 2003 represent management contracts acquired by one of the Company's majority owned subsidiaries.

(5) INVESTMENTS

The following is a summary of investments at July 31, 2003, and October 31, 2002:

                                                       JULY 31,        OCTOBER 31,
(in thousands)                                           2003              2002
--------------------------------------------------------------------------------------

SHORT-TERM INVESTMENTS:
   Sponsored funds:
     Available-for-sale                                 $ 15,624            $ 43,886
     Trading                                             124,356                   -
--------------------------------------------------------------------------------------
  Total                                                 $139,980            $ 43,886
======================================================================================

LONG-TERM INVESTMENTS:
   Sponsored funds:
      Available-for-sale                                $ 12,409            $ 18,826
   Collateralized debt obligation entities                12,442              13,228
   Investment in affiliates                                6,583               7,009
   Other investments                                         919                 919
--------------------------------------------------------------------------------------
   Total                                                $ 32,353            $ 39,982
======================================================================================

Investments classified as trading consist primarily of investments in sponsored funds and short-term debt securities and are carried at fair value. They include investments held by the Company's mutual fund subsidiary and investments held in connection with the Company's activities as principal underwriter. Net unrealized holding gains or losses on these investments, as well as realized gains or losses, are reflected as a component of Other revenue in the Consolidated Statements of Income. Interest income earned by the Company's mutual fund subsidiary is also reflected as a component of Other revenue. The average cost method is used to determine the cost of securities sold for all investments except those held by the Company's mutual fund subsidiary, which uses the first-in-first-out method to determine the cost of securities sold.

INVESTMENTS IN COLLATERALIZED DEBT OBLIGATION ISSUERS

The  Company  provides   investment   management  services  for,  and  has  made
investments in, a number of entities that have issued collateralized debt obligations (CDO entities). The Company's minority equity ownership interests in the CDO entities are reported at lower of cost or fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDOs, as well as incentive fees that are contingent on certain performance conditions. At July 31, 2003, combined assets under management in the collateral pools of these CDO entities were approximately $1.6 billion, and the Company's maximum exposure to loss as a result of its investments in the equity of CDO entities was approximately $12.4 million, which is reflected in the Company's Consolidated Balance Sheet at July 31, 2003. Investors in CDOs have no recourse against the Company for any losses sustained in any CDO structure. As noted in footnote 3, management has concluded that it is reasonably possible that the Company will have to consolidate three CDO entities in which it has minority equity investments as of and for the three months ended October 31, 2003.

(6) DEBT

The following is a summary of the carrying value of long-term debt at July 31, 2003 and October 31, 2002:

                                                     JULY 31,               OCTOBER 31,
(in thousands)                                         2003                    2002
------------------------------------------------------------------------------------------
6.22% senior notes due 2004                         $     7,143            $   14,286
1.5% zero-coupon exchangeable senior
  notes due 2031                                        118,291               116,975
------------------------------------------------------------------------------------------
Total                                                   125,434               131,261
Less:  current  maturities                               (7,143)               (7,143)
------------------------------------------------------------------------------------------
Total long-term debt                                $   118,291            $  124,118
==========================================================================================

(7) STOCK-BASED COMPENSATION PLANS

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company's stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company's net income and earnings per share for the three and nine months ended July 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

----------------------------------------------------------------------------------------------------------------------
                                                    For the three months ended          For the nine months ended
                                                             July 31,                           July 31,
                                                      2003              2002              2003             2002
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per  share figures)
Net income as reported                              $26,527           $31,181           $77,450           $97,209
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                             2,820             2,973             8,302             7,434
                                                ----------------------------------------------------------------------
   Pro forma net income                             $23,707           $28,208           $69,148           $89,775
                                                ======================================================================

Earnings per share:
      Basic - as reported                           $  0.39           $  0.45           $  1.12           $  1.40
                                                ======================================================================
      Basic - pro forma                             $  0.34           $  0.41           $  1.00           $  1.30
                                                ======================================================================
      Diluted - as reported                         $  0.38           $  0.44           $  1.10           $  1.35
                                                ======================================================================
      Diluted - pro forma                           $  0.34           $  0.40           $  0.98           $  1.25
                                                ======================================================================

The fair value of each option grant included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended July 31, 2003 and 2002:

--------------------------------------------------------------------------
                                                          JULY 31,
                                                    2003            2002
--------------------------------------------------------------------------
Dividend yield                                       1.44%           1.11%
Volatility                                             30%             30%
Risk-free interest rate                               4.5%            4.0%
Expected life of options                           8 years         8 years

RESTRICTED STOCK PLAN

The Company recorded compensation expense of $0.8 million for the nine months ended July 31, 2003 and 2002 relating to shares of restricted stock granted in 2001 and 2000.

(8) COMMON STOCK REPURCHASES

On October 17, 2001, the Company's Board of Directors authorized the purchase by the Company of up to 4,000,000 shares of the Company's non-voting common stock. In the first nine months of fiscal 2003, the Company purchased 793,000 shares of its non-voting common stock under this share repurchase authorization. Approximately 1,455,000 shares remain under the current authorization.

(9) REGULATORY REQUIREMENTS

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $54.4 million, which exceeded its minimum net capital requirement of $1.4 million at July 31, 2003. The ratio of aggregate indebtedness to net capital at July 31, 2003 was ..37 to 1.

(10) INCOME TAXES

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company's effective tax rate was 35 percent for the nine months ended July 31, 2003 and 2002.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.4 million and $3.7 million for the nine months ended July 31, 2003 and 2002. Such benefit has been reflected in shareholders' equity.

(11) COMPREHENSIVE INCOME

Total comprehensive income includes net income and other comprehensive income or
(loss), net of tax. The components of comprehensive income (loss) at July 31, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                          JULY 31,
(IN THOUSANDS)                                                                     2003                   2002
---------------------------------------------------------------------------------------------------------------------
Net income                                                                $       77,450        $         97,209
Net unrealized loss on available-for-sale securities, net of
    income tax benefit of ($1,027) and ($1,211), respectively                     (1,767)                 (1,935)
Foreign currency translation adjustments, net of income
     taxes of ($1) and ($0)                                                           (4)                      -

                                                                         --------------------------------------------
Comprehensive income                                                      $       75,679        $         95,274
                                                                         ============================================

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

(13) SUBSEQUENT EVENT

On September 10, 2003 the Company acquired 80 percent of Parametric Portfolio Associates (Parametric) for an initial payment of $28.0 million in cash.
Parametric is an investment management firm in Seattle, Washington, with approximately $5.0 billion in assets under management. Under the agreement, Parametric will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

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

Sales commissions paid to broker/dealers in connection with the sale of shares of open-end and bank loan interval funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, none of which exceeds six years. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period and makes periodic adjustments to the assets' useful lives as required.

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

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases with proceeds from its issuance of non-recourse debt securities. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company's equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company's financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company's Consolidated Balance Sheet, totaling approximately $12.4 million at July 31, 2003.

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, "Accounting for Contingencies," through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. No losses of this nature have been recorded in the financial statements included in this report.

RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 2003 COMPARED TO QUARTER ENDED JULY 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported earnings of $26.5 million or $0.38 per diluted share in the third quarter of fiscal 2003 compared to $31.2 million or $0.44 per diluted share in the third quarter of fiscal 2002. ASSET HIGHLIGHTS Assets under management of $64.3 billion on July 31, 2003 were 17 percent higher than the $54.8 billion reported a year earlier. The Company's assets under management were affected by strong net inflows and $2.4 billion of market appreciation over the past 12 months. Average assets under management were $61.7 billion in the third quarter of fiscal 2003, 7 percent higher than the $57.5 billion in the third quarter of last year.

The Company had positive net inflows in both the third quarter of fiscal 2003 and 2002. Net inflows of long-term fund assets in the third quarter of fiscal 2003 were $3.8 billion compared to $0.1 billion in the third quarter of last year. Net inflows of long-term fund assets increased in the third quarter of 2003 compared to the third quarter of fiscal 2002 primarily as a result of the record setting $3.1 billion offering of the closed-end Eaton Vance Limited Duration Income Fund in May of 2003 and an increase in overall fund sales compared to a year earlier. Net inflows of separate account assets were $0.4 billion in the third quarter of fiscal 2003 compared to net inflows of $0.5 billion in the third quarter of fiscal 2002. The following table summarizes the asset flows for each of the quarters ended July 31, 2003 and 2002:

ASSET FLOWS
                                                                     THREE MONTHS ENDED
(IN BILLIONS)                                                JULY 31, 2003         JULY 31, 2002
--------------------------------------------------------- --------------------- --------------------
Long-term fund assets - beginning of period                     $ 46.1                 $ 46.8
     Sales/inflows                                                 5.4                    2.1
     Redemptions/outflows                                         (1.6)                  (2.0)
     Exchanges                                                       -                   (0.1)
     Market value change                                           1.5                   (4.1)
                                                          --------------------- --------------------
Long-term fund assets - end of period                           $ 51.4                 $ 42.7
                                                          --------------------- --------------------
Separate accounts - beginning of period                         $ 11.4                 $ 11.4
     Net flows - Institutional and high net worth                  0.3                    0.3
     Net flows - Retail managed accounts                           0.1                    0.2
     Market value change                                           0.7                   (1.3)
                                                          --------------------- --------------------
Separate accounts - end of period                               $ 12.5                 $ 10.6
                                                          --------------------- --------------------
Money market fund assets - end of period                           0.4                    1.5
                                                          --------------------- --------------------
Total assets under management - end of period                   $ 64.3                 $ 54.8
                                                          ===================== ====================

Equity assets under management comprised 53 percent of total assets under management on July 31, 2003 compared to 57 percent on July 31, 2002. Fixed income assets under management increased to 33 percent of total assets under management from 27 percent a year ago and floating-rate income assets decreased to 14 percent of total assets under management from 16 percent a year ago.

ASSETS UNDER MANAGEMENT BY INVESTMENT OBJECTIVE

(IN BILLIONS)                         JULY 31, 2003        JULY 31, 2002
-----------------------------------------------------------------------------
Equity                                     $ 34.0               $ 31.0
Fixed income                                 21.2                 15.1
Floating-rate income                          9.1                  8.7
                                   ------------------------------------------
Total                                       $64.3               $ 54.8
                                   ==========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company currently sells its sponsored funds that are registered as investment companies (registered funds) under 5 primary pricing structures: 1) front-end load commission (Class A); 2) spread-load commission (Class B); 3) level-load commission (Class C); 4) modified spread-load commission (Class D); and 5) institutional no-load (Class I). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. Changes in the Company's mix of assets under management alter the composition and amount of distribution income earned. The Company continues to experience a gradual shift in asset mix from Class B shares to other asset classes that have lower or no distribution fees. The growth in ending assets under management year-over-year was primarily a result of growth in Class A, closed-end fund and separate account assets. The Company does not earn distribution fees on closed-end fund or separate account assets.

ASSETS UNDER MANAGEMENT BY ASSET CLASS

(IN BILLIONS)                               JULY 31, 2003        JULY 31, 2002
--------------------------------------------------------------------------------
Class A                                       $  7.4                 $ 6.2
Class B                                         12.8                  13.2
Class C                                          5.8                   5.5
Private equity funds                            14.6                  13.7
Closed-end funds                                 7.6                   1.6
Other                                            3.6                   4.0
                                         ---------------------------------------
Total fund assets                               51.8                  44.2
Total separate account assets                   12.5                  10.6
                                         ---------------------------------------
Total                                         $ 64.3                 $54.8
                                         =======================================

While ending Class B share assets declined by 3 percent year-over-year, average Class B share assets declined by 7 percent year-over-year, consistent with the 6 percent decrease in distribution income described below.

REVENUE
The Company reported revenue of $133.9 million in the third quarter of fiscal 2003 compared to $130.7 million in the third quarter of fiscal 2002, an increase of 2 percent.

Investment adviser and administration fees are generally calculated under contractual agreements with the Company's sponsored funds and separate accounts and are based primarily upon a percentage of the market value of assets under management. Shifts in the mix and changes in the market value of managed assets affect the composition and amount of investment adviser and administration fees. Investment adviser and administration fees increased by 7 percent to $75.7 million in the third quarter of fiscal 2003 from $70.5 million in the third quarter of fiscal 2002, consistent with the 7 percent increase in average assets under management.

For the quarter ended July 31, 2003, distribution and underwriting fees decreased by $2.6 million, or 6 percent, to $37.6 million from $40.2 million a year earlier. Over the past year, the Company has experienced a gradual shift in its registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, resulting in a reduction in distribution income since the Company earns higher distribution fees from spread-load commission (Class B) assets than front-end load (Class A) assets. The decrease in distribution income also reflects a decrease in the average market value of the Company's spread-load (Class B) and level-load (Class C) share assets under management compared to a year earlier and a decrease in early withdrawal charges earned from bank loan interval fund redemptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Service fee revenue, which is also based upon a percentage of the market value of certain fund assets under management, decreased to $19.2 million for the quarter ended July 31, 2003 from $19.5 million for the quarter ended July 31, 2002. The decrease in service fee revenue is consistent with the decrease in average assets under management that are subject to service fees.

Other revenue increased 180 percent to $1.4 million from $0.5 million a year earlier primarily as a result of the reimbursement of shareholder services now performed by the Company, and interest income earned by the Company's mutual fund subsidiary.

EXPENSES
Compensation expense increased 20 percent to $30.7 million in the third quarter of fiscal 2003 from $25.5 million in the third quarter of fiscal 2002 primarily as a result of increases in incentive compensation associated with the $3.1 billion offering of the Eaton Vance Limited Duration Income Fund and the increase in core fund sales year-over-year.

Amortization of deferred sales commissions increased 4 percent to $21.1 million in the third quarter of 2003 from $20.3 million for the quarter ended July 31, 2002. Amortization is impacted by ongoing sales of mutual fund Class B shares, Class C shares and equity fund private placements, and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a nine-month period ending April 30, 1999, deferred sales commissions for certain funds were required to be expensed rather than capitalized, extinguishing future amortization charges. Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, commission payments on new sales of these funds were once again capitalized and amortized. The Company anticipates that the ongoing effect of these accounting changes will diminish over time. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company's product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future.

Service fees the Company receives from the funds are retained by the Company in the first year and paid to broker/dealers after the first year. Service fee expense increased 5 percent to $17.5 million in the third quarter of fiscal 2003 from $16.7 million a year earlier. The increase in service fee expense can be attributed to the increase in average long-term fund assets retained more than one year that are subject to service fees.

Distribution fee expense primarily represents additional costs associated with the distribution of Class C shares which are calculated as a percentage of the market value of Class C assets under management and commission expenses related to the sales of Class A shares at net asset value. Distribution fee expense increased 9 percent to $8.6 million in the third quarter of fiscal 2003 from $7.8 million a year earlier primarily as a result of an increase in Class A share commission expenses.

Other operating expenses increased 9 percent to $15.1 million in the third quarter of fiscal 2003 from $13.8 million a year ago, primarily as a result of higher travel, promotion and consulting fees.

OTHER INCOME AND EXPENSE
Interest income decreased 64 percent to $1.3 million in the third quarter of fiscal 2003 from $3.4 million a year ago primarily as a result of lower short-term interest rates year-over-year.

Interest expense increased to $1.4 million in the third quarter of 2003 from $1.3 million a year ago, primarily as a result of additional interest expense related to the Company's 1.5% zero-coupon exchangeable senior notes issued by a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

wholly owned subsidiary of the Company, Eaton Vance Management. Note holders will receive an incremental cash interest payment of 1.672 percent per year from November 13, 2002 to August 13, 2004.

INCOME TAXES
The Company's effective tax rate was 35 percent during the third quarter of fiscal 2003 and 2002.

RESULTS OF OPERATIONS NINE MONTHS ENDED JULY 31, 2003 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2002

The Company reported earnings of $77.5 million or $1.10 per diluted share in the first nine months of fiscal 2003 compared to $97.2 million or $1.35 per diluted share in the first nine months of fiscal 2002.

ASSET HIGHLIGHTS
The Company had positive net inflows in both the first nine months of fiscal 2003 and 2002. Net inflows of long-term fund assets in the first nine months of fiscal 2003 were $5.1 billion compared to $1.2 billion in the first nine months of last year. Net inflows in the first nine months of 2003 benefited from the record setting $3.1 billion offering of the closed-end Eaton Vance Limited
Duration Income Fund in May of 2003 and the $0.7 billion offering of nine closed-end municipal bond funds in November of 2002. Net inflows of separate account assets were $0.6 billion in the first nine months of fiscal 2003 compared to net inflows of $1.0 billion in the first nine months of fiscal 2002. Average assets under management were $58.3 billion in the first nine-months of fiscal 2003 and 2002. The following table summarizes the asset flows for each of the nine months ended July 31, 2003 and 2002:

ASSET FLOWS
                                                                      NINE MONTHS ENDED
(IN BILLIONS)                                                JULY 31, 2003         JULY 31, 2002
----------------------------------------------------------------------------------------------------
Long-term fund assets - beginning of period                     $ 43.9              $ 45.0
     Sales/inflows                                                 9.7                 6.3
     Redemptions/outflows                                         (4.6)               (5.1)
     Exchanges                                                    (0.1)                  -
     Market value change                                           2.5                (3.5)
                                                          --------------------- --------------------
Long-term fund assets - end of period                           $ 51.4              $ 42.7
                                                          --------------------- --------------------

Separate accounts - beginning of period                           10.8              $ 10.5
     Net flows - Institutional and high net worth                  0.2                 0.5
     Net flows - Retail managed accounts                           0.4                 0.5
     Market value change                                           1.1                (0.9)
                                                          --------------------- --------------------
Separate accounts - end of period                               $ 12.5              $ 10.6
                                                          --------------------- --------------------
Money market fund assets - end of period                        $  0.4              $  1.5
                                                          --------------------- --------------------
Total assets under management - end of period                   $ 64.3              $ 54.8
                                                          ===================== ====================

REVENUE
The Company reported revenue of $379.7 million in the first nine months of fiscal 2003 compared to $399.2 million in the first nine months of fiscal 2002, a decrease of 5 percent.

Investment adviser and administration fees decreased by less than 1 percent to $212.7 million in the first nine months of fiscal 2003 from $213.9 million in the first nine months of fiscal 2002, consistent with average assets under management that were flat year-over-year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the nine months ended July 31, 2003, distribution and underwriting fees decreased by $15.3 million, or 12 percent, to $108.8 million from $124.1 million a year earlier. The decrease in distribution income reflects the gradual shift in the Company's registered fund asset mix from spread-load commission (Class B) assets under management to front-end load (Class A) assets under management, a decrease in the market value of the Company's average Class B and C share assets under management compared to a year earlier and a decrease in early withdrawal charges earned from bank loan interval fund redemptions.

Service fee revenue, which is also based upon a percentage of the market value of certain fund assets under management, decreased to $54.5 million for the nine months ended July 31, 2003 from $59.8 million for the nine months ended July 31, 2002, consistent with the decrease in average long-term fund assets under management that are subject to service fees.

Other revenue increased 180 percent to $3.7 million from $1.3 million a year earlier primarily as a result of the reimbursement of shareholder services now performed by the Company, and interest income earned by the Company's mutual fund subsidiary.

EXPENSES
Compensation expense increased 5 percent to $81.3 million in the first nine months of fiscal 2003 from $77.3 million in the first nine months of fiscal 2002 primarily as a result of incentive compensation associated with the $3.1 billion offering of the closed-end Eaton Vance Limited Duration Income Fund in May of 2003 and the offering of nine closed-end municipal bond funds in November of 2002.

Amortization of deferred sales commissions increased 2 percent to $64.2 million in the first nine months of fiscal 2003 from $62.8 million a year earlier, primarily due to on-going sales of Class B shares, Class C shares and equity private placements and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. Amortization of deferred sales commissions was increased by approximately $0.5 million in the first nine months of fiscal 2003 to better match the amortization expense of deferred sales commissions with the projected distribution fee revenue the deferred sales commission assets generate over their estimated useful lives.

Service fee expense decreased 2 percent to $48.7 million in the first nine months of fiscal 2003 from $49.8 million a year earlier. The decrease in service fee expense can be attributed to the decrease in average long-term fund assets retained more than one year that are subject to service fees.

Distribution fee expense increased 1 percent to $23.9 million in the first nine months of fiscal 2003 from $23.6 million a year earlier primarily as a result of an increase in commission expenses offset by a decrease in Class C share distribution expenses.

Other operating expenses increased 10 percent to $43.8 million in the first nine months of fiscal 2003 from $39.8 million a year ago, primarily as a result of $1.8 million of offering expenses relating to the closed-end municipal bond funds offered in November of 2002, as well as increases in travel, consulting and fund expenses.

OTHER INCOME AND EXPENSE
Interest income decreased 40 percent to $4.2 million in the first nine months of fiscal 2003 from $7.0 million a year ago primarily as a result of lower short-term interest rates year-over-year.

Interest expense increased to $4.3 million in the first nine months of fiscal 2003 from $3.5 million a year ago, primarily as a result of additional interest expense related to the 1.5% zero-coupon exchangeable senior notes issued by Eaton Vance Management. Note holders will receive an incremental cash interest payment of 1.672 percent per year from November 13, 2002 to August 13, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES
The Company's effective tax rate was 35 percent during the first nine months of fiscal 2003 and 2002.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments aggregated $270.7 million at July 31, 2003, an increase of $82.7 million from October 31, 2002.

The Company has met its cash requirements primarily through cash generated by operating activities. The Company's principal uses of cash have been to pay sales commissions, operating expenses and income taxes, enhance technology infrastructure, purchase investments, pay shareholder dividends, repay and service debt and repurchase shares of the Company's non-voting common stock. The Company expects the principal uses of cash for the foreseeable future will include those uses listed above as well as the purchase of additional ownership interests in majority-owned subsidiaries. The Company is scheduled to repay approximately $7.1 million in principal related to its 6.22 percent senior notes upon their maturity in March 2004. The Company does not expect to repurchase any of its zero-coupon exchangeable senior notes (Notes) during the fiscal year ending October 31, 2003.

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

The Company's financial condition is highly liquid with a significant percentage of the Company's assets represented by cash and short-term investments. The Company's receivables and payables represent transactions that arise and settle in the normal course of business. Short-term investments increased to $140.0 million at July 31, 2003 as a result of the Company acquiring a controlling financial interest in a newly created Company-sponsored mutual fund. Deferred sales commissions paid to broker/dealers in connection with the sale of open-end and bank loan interval funds decreased $28.9 million to $210.1 million at July 31, 2003 from $239.0 million at October 31, 2002 primarily as a result of a decrease in Class B share sales. For further discussion of the components of the Company's deferred sales commissions please see the "Operating Cash Flows" section below. Long-term investments decreased to $32.4 million at July 31, 2003 from $40.0 million at October 31, 2002 as a result of the sale of available-for-sale securities. Accrued compensation decreased to $23.8 million at July 31, 2003 from $31.9 million at October 31, 2002 as a result of the payment of fiscal year-end bonuses in November 2002.

OPERATING CASH FLOWS
Operating activities reduced cash and cash equivalents by $28.6 million in the first nine months of fiscal 2003. The Company generated $97.1 million of cash from operations in the first nine-month of fiscal 2002. The decrease in cash provided by operations is primarily a result of the consolidation of the Company's investment in a sponsored mutual fund. The Company was required to consolidate its investment in Eaton Vance Short-term Income Fund (EVSI) when it became the fund's majority investor. The purchase of $125.0 million of investments included in operating cash flows primarily represents EVSI's purchase of short-term securities. Capitalized sales commissions paid to financial intermediaries for the distribution of the Company's Class B and Class C fund shares, as well as the Company's equity fund private placements, decreased by $16.3 million due to a decline in Class B fund sales and equity

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fund private placements. Although these commission payments decreased to $54.0 million in the first nine months of 2003 from $70.3 million in the first nine months of 2002, they continue to be a significant use of cash. Effective January 1, 2001, the Company capitalizes sales commissions for tax purposes and deducts them over their estimated useful lives. Commission payments made prior to January 1, 2001, were deducted for tax purposes at the time of payment. Although this change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes, thereby increasing the use of current cash resources, it has not and will not have an impact on the Company's effective tax rate.

INVESTING CASH FLOWS
Investing activities, consisting primarily of the purchase and sale of available-for-sale investments, increased cash and cash equivalents by $32.6 million in the first nine months of fiscal 2003. Investing activities reduced cash and cash equivalents by $6.8 million in the first nine months of fiscal 2002. Cash generated from investing activities in the first nine months of fiscal 2003 reflects the purchase of $5.5 million of available-for-sale investments and $39.7 million of proceeds received from the sale of available-for-sale investments.

FINANCING CASH FLOWS
Financing activities reduced cash and cash equivalents by $17.3 million in the first nine months of fiscal 2003 compared to $45.1 million in the first nine months of fiscal 2002. The decrease in cash used for financing activities is primarily a result of proceeds received from the issuance of EVSI's capital stock. The Company repurchased a total of 793,000 shares of its non-voting common stock for $23.3 million in the first nine month of fiscal 2003 under its authorized repurchase program and issued 504,300 shares or $8.6 million of non-voting common stock in connection with the exercise of stock options and employee stock purchases in the first nine months of fiscal 2003. The Company has authorization to purchase approximately 1.5 million additional shares under its present share repurchase authorization program and anticipates that future repurchases will be a principal use of cash. The Company's dividend was $0.28 per share in the first nine months of fiscal 2003 compared to $0.2175 in the first nine months of fiscal 2002. The Company increased its third quarter dividend by 50 percent to $0.12 over the previous $0.08 per share quarterly dividend as a result of the Company's strong cash position and in response to a decrease in the federal income tax rate on ordinary dividends that the Company's shareholders pay on dividends they receive from the Company.

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

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at market rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At July 31, 2003, EVM had no borrowings outstanding under its revolving credit facility.

On September 10, 2003 the Company acquired 80 percent of Parametric Portfolio Associates (Parametric) for an initial payment of $28.0 million in cash. Parametric is a leading investment management firm in Seattle, Washington, with $5.0 billion in assets under management. Under the agreement, Parametric will become a subsidiary of Eaton Vance Corp. and will operate as a distinct business unit.

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

ACCOUNTING CHANGES

In December 2002, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to use the intrinsic value method as described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the transition provision of SFAS No. 148 will not apply to the Company. The disclosure requirements are effective for interim periods starting after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the results of operations or the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for the Company's fiscal quarter beginning August 1, 2003. The adoption of SFAS No. 149 will not have a material effect on the results of operations or the consolidated financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses the standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires the issuer to classify a financial instrument that is within the scope of a liability (or asset in some circumstances). SFAS No. 150 is effective for the Company's fiscal quarter beginning August 1, 2003. The adoption of SFAS No. 150 will not have a material effect on the results of operations or the consolidated financial position of the Company.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (VIEs) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE's expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity's net income or loss as well as all fees earned by the entity's decision maker. The enterprise that is required to consolidate a VIE is referred to as the entity's primary beneficiary. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003.

The Company acts as collateral manager for five collateralized debt obligation entities (CDO entities) pursuant to collateral management agreements between the Company and each CDO entity. The CDO entities are alternative investment products that meet the definition of a VIE under FIN No. 46. At July 31, 2003, combined assets under management in the collateral pools of these CDO entities were approximately $1.6 billion. The Company has minority equity investments in four of these entities totaling $12.4 million at July 31, 2003, which represents the Company's maximum exposure to loss over the remaining lives of the CDO entities.

On September 3, 2003, the FASB exposed further interpretative guidance on FIN No. 46 relating to fees earned by the CDO entity's decision maker with a comment period ending October 3, 2003. The interpretative guidance specifically addressed the impact of "kick-out" rights associated with the decision maker on the computation of expected residual returns. "Kick-out" rights refer to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ability of the CDO entity's debt and equity holders to terminate the decision maker (collateral manager) without cause. Management has concluded that it is reasonably possible that if the interpretative guidance is issued as exposed, FIN No. 46 would require the Company to consolidate three of the CDO entities in which it has minority equity investments as of and for the three month period ended October 31, 2003. At August 1, 2003, aggregate assets in the three CDO entities totaled approximately $0.8 billion and aggregate liabilities totaled approximately $1.0 billion. The Company has not yet determined the impact, if any, that consolidation of these entities will have on its consolidated results of operations. The Company has no claim to the assets of these entities and the liabilities of these entities are without recourse to the Company. The Company's maximum exposure to loss over the remaining lives of these three entities totaled $5.0 million at July 31, 2003, representing the Company's minority equity investments in these entities at that date.

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

The Company's primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company's investments in sponsored equity funds totaled $9.6 million at July 31, 2003, and are carried at fair value on the Company's Consolidated Balance Sheets.

The Company's primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company. The negative effect on the Company's pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.7 million based on fixed-income and floating-rate income investments of $141.0 million as of July 31, 2003. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management's view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company's funded debt instruments carry fixed interest rates.

The Company's primary exposure to credit risk arises from its minority equity interests in several CDO entities that are included in "Long-term investments" in the Company's Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company's minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is a deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company's total investment in minority equity interests in CDO entities is approximately $12.4 million at July 31, 2003, and represents the total value at risk as of July 31, 2003.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

As of July 31, 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. James B. Hawkes, Chairman, Director and Chief Executive Officer, and
William M. Steul, Treasurer and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Hawkes and Steul concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

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

No items were submitted to a vote in the third quarter of fiscal 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        Exhibit No. Description

          10.1 Copy of the Eaton Vance Employee Loan Program relating to the financing of options by employees revised by the Company's Directors on July 9, 2003.
          31.1      Certification of Chief Executive Officer
          31.2      Certification of Chief Financial Officer
          32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

The Company filed a Form 8-K with the SEC on May 21, 2003, regarding the Company's press release of its results of operations for the quarter ended April 30, 2003.

The Company filed a Form 8-K with the SEC on June 5, 2003, regarding the Company's press release of its agreement to purchase 80 percent of the equity of Parametric Portfolio Associates.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                EATON VANCE CORP.
                                (Registrant)



DATE:  September 11, 2003                    /s/William M. Steul
                                ----------------------------------------------
                                                (Signature)
                                             William M. Steul
                                          Chief Financial Officer



DATE:  September 11, 2003                    /s/Laurie G. Hylton
                                ----------------------------------------------
                                                (Signature)
                                             Laurie G. Hylton
                                          Chief Accounting Officer

                                  EXHIBIT 10.1

                        EATON VANCE EMPLOYEE LOAN PROGRAM
                            (AS REVISED JULY 9, 2003)


     1. Purpose. The purpose of the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program)(the "Program") is to benefit Eaton Vance Corp. and its present or future subsidiaries (together, or separately, the "Company," as the context may require) by enhancing the Company's ability to attract and retain those officers (other than executive officers) and other key employees of the Company who are in a position to make substantial contributions to the ongoing success of the Company. The Program is intended to complement the incentives now offered by the Company to its employees, which allow them to acquire shares of Eaton Vance Corp. Non-Voting Common Stock ("Eaton Vance Stock"). To accomplish this purpose, the Program provides loans to finance exercises of incentive stock options and non-qualified stock options granted under various stock option plans maintained by the Company, all as the Compensation Committee of the Board of Directors of Eaton Vance Corp. (the "Committee") determines.

     2. Participation. Participation in the Program shall be limited to those officers (other than executive officers of Eaton Vance Corp.) and key employees of the Company who are determined by the Committee as being eligible to so participate (the "Participants"). For purposes of the Program, executive officers of Eaton Vance Corp. include the President and Chief Executive Officer, the Executive Vice President, and the following Vice Presidents: the Chief Financial Officer, the Chief Legal Officer, the Chief Administrative Officer, the Chief Accounting Officer, and the Chief Sales and Marketing Officer.

     3. Administration. The Committee shall administer the Program and have exclusive power to determine (a) which officers and key employees shall become Participants, (b) the time or times at which such offer shall be made, and (c) the amount to be loaned to any Participant. The interpretation and instruction by the Committee of any provision of the Program or of any agreement or other matter related to the Program shall be final unless otherwise determined by the Committee or the Board of Directors of Eaton Vance Corp. The Committee may delegate any of its powers and responsibilities under the Program to the Treasurer of Eaton Vance Corp.

     4. Amount Available for Loans. The aggregate amount of loans under the Program and under the Company's 1997, 1995 and 1984 Executive Loan Programs which may be outstanding at any one time shall not exceed $10,000,000. All loans under the Program must be made on or before October 31, 2006.

     5. Terms of Notes. Each loan made under the Program shall be evidenced by a promissory note executed and delivered by the Participant to Eaton Vance Management (the "Note"). Each Note shall be subject to the following terms and conditions:

     (a)  The participant shall be personally liable on the Note.

     (b) The maximum term to maturity of the Note shall be seven years; provided, however, that the Note shall become immediately due and payable as of the date a Participant ceases to be employed by the Company for any reason other than age, disability or death.

     (c) Each Note shall provide for the payment of interest at such annual rate as may be set by the Committee, which rate shall not be less than that necessary to avoid the loan being characterized as either (i) carrying "unstated interest" within the meaning of ss.483 of the Internal Revenue Code of 1986, as amended (the "Code") in the case of loans the proceeds of which are used to acquire shares of Eaton Vance Stock from the Company or (ii) a "below-market loan" within the meaning of ss.7872 of the Code in all other cases.

     (d) The Committee, in its discretion, may require that amounts payable with respect to the Note be secured by collateral of such nature and of such value as the Committee determines. Where the purpose of the loan is to finance the purchase of Eaton Vance Stock, and where the
          Note is secured, all or in part, by "margin securities" as defined in Regulation G promulgated by the Board of Governors of the Federal Reserve System, the Note shall contain such further terms and conditions as are required by said Regulation G.

     6. Effective Date. The effective date of the revised Program is July 9, 2003, the date on which it was approved by the Board. The revisions to the Program approved on July 9, 2003, are designed to implement the provisions of section 402 of the Sarbanes-Oxley Act of 2002, and do not affect any loans existing under the Program on or prior to July 30, 2002; provided, that no material modification shall be made to any term of any such loans outstanding to any director or executive officer of the Company.

                                  EXHIBIT 31.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION XXX,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, James B. Hawkes, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Eaton Vance Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



DATE:  September 11, 2003                     /s/James B. Hawkes
                                ----------------------------------------------
                                                 (Signature)
                                              James B. Hawkes
                                           Chief Executive Officer

                                  EXHIBIT 31.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION XXX,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William M. Steul, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Eaton Vance Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



DATE:  September 11, 2003                    /s/William M. Steul
                                ----------------------------------------------
                                                (Signature)
                                             William M. Steul
                                          Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James B. Hawkes, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  September 11, 2003                    /s/James B. Hawkes
                                ----------------------------------------------
                                                (Signature)
                                             James B. Hawkes
                                          Chairman, President and
                                          Chief Executive Officer

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the "Company") on Form 10-Q for the period ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William M. Steul, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



DATE:  September 11, 2003                    /s/William M. Steul
                                ----------------------------------------------
                                                  (Signature)
                                                William M. Steul
                                           Chief Financial Officer