Form 10-K
period 2003-10-31
EATON VANCE CORP
filed 2004-01-21
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003
Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of Registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

255 State Street, Boston, Massachusetts	02109
(Address of principal executive offices)	(Zip Code)

(617) 482-8260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Non-Voting Common Stock ($0.0078125 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Non-Voting Common Stock par value $0.0078125 per share
Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒                    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☒                    No    ☐

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $29.80 on April 30, 2003 on the New York Stock Exchange was $1,669,112,419. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2003
Non-Voting Common Stock, $0.0078125 par value	68,250,464
Common Stock, $0.0078125 par value	154,880

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2003
Index

Required Information		Page Number Reference

Part I
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5.	Market Price of Dividends on Registrants’ Common Equity
	and Related Shareholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis	14
Item 7A.	Quantitative and Qualitative Disclosures about
	Market Risk	28
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants and
	Financial Disclosures	56
Item 9A.	Controls and Procedures	56

Part III
Item 10.	Directors and Officers of the Registrant	57
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions	65
Item 14.	Principal Accountant Fees and Services	66

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on
	Form 8-K	67
Signatures		68

PART I

Item 1. Business

General

Eaton Vance Corp. (the “Company”) has been in the investment management business for almost eighty years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. The Company’s principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals. As of October 31, 2003, the Company managed $75.0 billion in assets with investment objectives ranging from high current income to maximum long-term capital gain.

In fiscal 2001, the Company expanded its strategic focus to encompass two major potential growth areas: managing assets for institutions, including pension plans and endowments; and managing individual portfolios for higher-net-worth clients who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in the institutional and separately managed account business, the Company acquired 70 percent of Atlanta Capital Management, LLC (“Atlanta Capital”) and 80 percent of Fox Asset Management LLC (“Fox Asset Management”), two institutional investment management firms focusing, respectively, on growth and value investment styles. These strategic acquisitions, completed on September 30, 2001, complement the strengths of the Company and provide new opportunities to broaden the Company’s mix of asset management disciplines, clients and distribution channels.

In fiscal 2003, the Company acquired an 80 percent interest in Parametric Portfolio Associates (“Parametric”), an innovative investment management firm based in Seattle, Washington. Parametric offers two principal products: core investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management, and overlay portfolio management utilizing proprietary technology to implement and coordinate the investing activities of multi-manager or multi-style accounts in a tax-efficient way. The strategic acquisition of Parametric, completed on September 10, 2003, builds on the Company’s strong commitment to offering a comprehensive managed account capability and complements the investment management strengths of the Company’s previous acquisitions. With $5.3 billion in assets at acquisition date, Parametric has clients that include family offices, individual high-net-worth investors, financial intermediaries and large financial services organizations.

The Company operates in one business segment, namely as an investment adviser managing fund and separate account assets. The Company conducts its investment management business through its two wholly owned subsidiaries, Eaton Vance Management (“EVM”) and Boston Management and Research (“BMR”), and its three majority-owned subsidiaries, Atlanta Capital, Fox Asset Management and Parametric. All five entities are registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds. Eaton Vance Management (International) Limited, (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells the Company’s investment products in Europe and certain other international markets. The Company is headquartered in Boston, Massachusetts, has offices in Atlanta, Georgia, Little Silver, New Jersey and Seattle, Washington and has sales representatives located throughout the United States.

Development of Business

The Company’s business strategy is focused primarily on providing investors with the innovative investment products necessary to address each major stage of their financial lives – creating and growing wealth, protecting and preserving wealth and distributing wealth. To that end, the Company has developed investment expertise in targeted asset classes – tax-managed equity, municipal bond, bank loan, mortgage-backed security and high yield bond funds – and honed its ability to bring mutual fund and managed account products quickly to market as economic conditions and investor needs change.

The Company’s wealth management expertise is available to a wide range of individual and institutional investors through a variety of products and services designed to meet specific needs. The Company provides investment advisory or administration services to 195 funds, 1,648 separately managed individual and institutional accounts, and participates in more than 41 retail managed account broker/dealer programs. The following table shows fund and separate account assets for the dates indicated:

	Fund and Separate Account Assets At October 31,
(in millions)	2003	2002	2001	2000	1999

Long-term fund assets:

Equities	$28,900	$22,900	$25,300	$25,400	$18,000

Floating-rate bank loan	9,500	7,700	9,600	10,100	10,000

Fixed income	17,800	13,300	10,100	9,500	9,600

Total long-term fund assets	56,200	43,900	45,000	45,000	37,600

Money market fund assets	400	900	1,100	1,000	500

Separate account assets	18,400	10,800	10,500	3,200	2,800

Total	$75,000	$55,600	$56,600	$49,200	$40,900

Funds

Eaton Vance and its affiliates manage more than 80 portfolios, with a particular focus on the investment goals of wealthy investors. The Company is a recognized leader in tax-managed investing, having pioneered the first equity funds designed to minimize the impact of taxes on investment returns. Tax-managed investing addresses the roughly 50 percent of equity fund assets held by taxpaying investors outside of qualified retirement plans such as IRAs and 401(k)s. The Company now offers two families of mutual funds, one managed with tax considerations in mind for investors seeking after-tax returns, the second managed without regard to taxes, seeking pre-tax returns for qualified retirement plan clients and tax-free investors.

The Company began building its tax-managed equity fund family in the spring of 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, followed by the introduction of Eaton Vance Tax-Managed Small-Cap Growth Fund 1.1 in fiscal 1997 and Eaton Vance Tax-Managed International Growth Fund in fiscal 1998. In fiscal 2000, the Company introduced Eaton Vance Tax-Managed Value Fund and Eaton Vance Tax-Managed Multi-Cap Opportunity Fund, each focusing on maximizing long-term after-tax returns. In fiscal 2001, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Small-Cap Growth Fund 1.2 were introduced, making use of an innovative structure to invest in the same portfolios as their respective predecessor funds while shielding new investors from potential tax liability for historical portfolio gains. In fiscal 2002, the Company capitalized on the investment strengths of its newly acquired subsidiaries and introduced Eaton Vance Tax-Managed Mid-Cap Core Fund, for which Atlanta Capital is the subadvisor, and Eaton Vance Tax-Managed Small-Cap Value Fund, for which Fox Asset Management is the subadvisor. The expanded lineup of tax-managed funds made possible by the acquisitions of Atlanta Capital and Fox Asset Management led to the creation of Eaton Vance Tax-Managed Equity Asset Allocation Fund,

an innovative new fund that invests in all seven tax-managed investment portfolios, providing investors with broad diversification, professional asset allocation and a consistent tax-managed investment approach.

In fiscal 2003, the Company further expanded its lineup of tax-managed equity funds to include Eaton Vance Tax-Advantaged Dividend Income Fund (a closed-end fund) and Eaton Vance Tax-Managed Dividend Income Fund (an open-end fund), both designed to take advantage of the lower tax rate on qualifying dividends resulting from the federal income tax law enacted in May of 2003. Eaton Vance Tax-Advantaged Dividend Income Fund, the Company’s first closed-end equity fund, raised $1.3 billion in the initial public offering of its common shares and an additional $0.8 billion in the offering of its preferred shares and exercise of the underwriters’ overallotment subsequent to the end of the fiscal year.

The Company’s retail tax-managed equity fund products are complemented by the Company’s line of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors.

In addition to its retail and privately offered tax-managed equity funds, the Company offers a family of open-end and exchange-listed municipal bond funds that continue to be an important part of the Company’s tax-managed product offering. In August of 2002, the Company completed the successful offering of three new closed-end municipal bond funds, raising $2.5 billion in new assets. This offering was followed by the introduction of nine municipal bond closed-end funds in November of 2002, which raised $0.7 billion in their initial public offerings of common and preferred shares. At October 31, 2003, the Company’s tax-advantaged municipal bond fund lineup included eleven open-end and closed-end national funds and 56 open-end and closed-end state-specific municipal bond funds in 29 different states.

In addition to its tax-managed products, the Company offers a variety of taxable fixed-income funds, floating-rate bank loan funds and taxable equity funds. In fiscal 2003, the Company significantly expanded its taxable fixed-income product line with the launch of Eaton Vance Limited Duration Income Fund, a closed-end fund that invests in floating-rate bank loans, high-yield bonds and mortgage-backed securities. The initial public offerings of its common and preferred shares raised $3.1 billion in fiscal 2003. The Company also introduced Eaton Vance Low Duration Fund in fiscal 2003, an open-end fund that invests primarily in investment grade fixed-income securities.

Charitable Gift Programs

The Company expanded the scope of its high-net-worth investment products in fiscal 2000 to include The U.S. Charitable Gift Trust and its Pooled Income Funds, designed to simplify the process of donating to U.S. charities and to provide professional management of pools of donated assets. The U.S. Charitable Gift Trust is one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Gift Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

Managed Accounts

The Company continues to focus on expanding its presence in the managed accounts marketplace. The addition of Parametric gives the Company the ability to provide institutional, high-net-worth (“HNW”) and retail managed account clients with a broader range of investment products and asset allocation strategies. Parametric’s unique technological expertise, combined with the individual investment strengths of Atlanta Capital and Fox Asset Management in growth equity and value equity investing, respectively, complements the investment strengths of Eaton Vance and provides new opportunities to further broaden the Company’s mix of asset management disciplines, clients and distribution channels. The Company has a 15-person managed accounts marketing team, including a highly experienced sales force in the field calling on brokers and consultants and now manages $3.6 billion in retail managed account assets and $14.7 billion in institutional and high-net-worth client assets as of October 31, 2003.

Investment Management and Administrative Activities

Portfolio managers employed by the Company make investment decisions for all but five of the Eaton Vance funds in accordance with each fund’s investment objectives and policies. Investment decisions for four international equity funds are made by Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which the Company owns a 20 percent equity position. The portfolio managers of the Company and LGM jointly manage one international equity fund. OrbiMed Advisors LLC. (“OrbiMed”), an independent investment management company based in New York, makes investment decisions for Eaton Vance Worldwide Health Sciences Fund. The Company’s portfolio management staff has, on average, more than 19 years of experience in the securities industry. The Company’s investment advisory agreements for management services with each of the funds provide for fees ranging from 10 to 100 basis points of average net assets annually. For funds that are registered under the Investment Company Act of 1940, as amended (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with the management company) of these Registered Funds must approve the investment advisory agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days notice without penalty. Registered Fund shareholders must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by the Company’s wholly-owned and majority-owned subsidiaries make decisions for the Company’s separate accounts. The Company’s investment counselors and separate account portfolio managers use the same types of information as fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients. The Company receives investment advisory fees for separate accounts on a quarterly basis based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average net assets for the period. These fees generally range from 20 to 100 basis points of assets under management and are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2003:

	Investment Advisory and Administration Fees Year Ended October 31,
	2003	2002	2001	2000	1999

	(in thousands)
Investment advisory fees —
Funds	$237,309	$225,783	$226,249	$204,926	$173,079
Separate accounts	44,311	40,798	14,700	12,436	11,169
Administration fees — funds*	14,366	14,213	11,383	8,982	14,396

Total	$295,986	$280,794	$252,332	226,344	$198,644

* Administration fees decreased in fiscal 2000 primarily as a result of the change in fee structure associated with the implementation of Rule 12b-1 equivalent distribution plans by the bank loan interval funds on May 1, 1999.

Investment Advisory Agreements and Distribution Plans

The Company uses the Master/Feeder structure for most of its funds. Master/Feeder is a two-tiered arrangement in which funds (“Feeder Funds”) with substantially identical investment objectives pool their assets by investing in a common portfolio (“Master Fund”). Each Eaton Vance Master Fund (except funds managed by LGM or OrbiMed) has entered into an investment advisory agreement with EVM or BMR. Although the specific terms of these agreements vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVM or BMR provides overall investment management services to each of the Master Funds, subject to the supervision of each fund’s Board of Trustees in accordance with each fund’s fundamental investment objectives and policies. In certain cases, Atlanta Capital and Fox Asset Management act as subadvisors to EVM and BMR.

EVM also serves as administrator or manager under an Administration Service Agreement or Management Contract (each an “Agreement”) to the funds (including those managed by LGM and OrbiMed). Under such Agreements EVM is responsible for managing the business affairs of these funds, subject to the oversight of each funds’ Board of Trustees. EVM’s services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the funds’ custodian and transfer agent, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including furnishing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the Agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 0.35% of average daily net assets. Each Agreement remains in full force and effect indefinitely, but only to the extent that the continuance of such Agreement is specifically approved at least annually by the fund’s Board of Trustees.

In addition, certain funds have adopted distribution plans, which, subject to applicable law, provide for reimbursement to the Company for the payment of applicable sales commissions to retail distribution firms and for distribution services through the payment of an ongoing distribution fee (i.e., a Rule 12b-1 fee). These distribution plans are implemented through distribution agreements between EVD and the funds. Although the specific terms of the agreements vary, the basic terms of the agreements are similar. Pursuant to the agreements, EVD acts as underwriter for the fund and distributes shares of the fund through unaffiliated dealers. Each distribution plan and agreement is initially approved and its subsequent continuance must be approved annually by the trustees of the respective funds, including a majority of the independent trustees.

Each fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the fund who are employed by the Company. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and pay for some expenses of the fund.

EVM, BMR, Atlanta Capital, Fox Asset Management or Parametric have entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. The Company’s separate account portfolio managers may assist clients in formulating investment strategies.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, The U.S. Charitable Gift Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts. EVD does not profit from the raising of contributions for the Gift Trust.

Marketing and Distribution of Fund Shares

The Company markets and distributes shares of continuously offered and closed-end funds through EVD. EVD sells fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company’s retail distribution network have each entered into selling agreements with the Company, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company’s investment products. For the 2003, 2002 and 2001 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 38 percent, 35 percent, and 34 percent, respectively, of the Company’s fund sales volume. EVD currently maintains a sales force of 47 external wholesalers and 47 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in selling shares of funds.

The Company also offers its funds to investors without charging sales commissions or other transaction fees through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells its Registered Funds with up to five separate pricing structures: 1) front-end load commission (“Class A”); 2) spread-load commission (“Class B”); 3) level-load commission (“Class C”); 4) modified spread-load commission (“Class D”); and 5) institutional (no-load) (“Class I”). For Class A shares, the shareholder pays the broker’s commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets.

For Class B and D shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized in the Company’s financial statements over a four- to six-year period. The shareholder pays a contingent deferred sales charge to EVD if he or she redeems shares within a four-, five- or six-year period from the date of purchase. EVD uses its own funds (which may be borrowed) to pay such commissions. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the fund or Class in accordance with a distribution plan adopted by the fund pursuant to Rule 12b-1 under the Investment Company Act of 1940. Like the investment advisory agreement, the distribution plan and related payments must be approved annually by a vote of the fund trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the fund to legal action. These distribution plans are terminable at any time without notice or penalty. In addition, EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. EVD pays a service fee to the dealer after one year not to exceed 25 basis points of average net assets and a distribution fee to the dealer after one year not to exceed 75 basis points of average net assets. Offering level-load Class C shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing fees for servicing assets.

For Class I shares, a minimum investment of $250,000 or higher is required and the shareholder pays no sales charges. The introduction of institutional (“Class I”) shares has made a number of funds available to a broader group of financial intermediaries.

From time to time the Company sponsors unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments. The privately placed equity funds are managed by EVM and BMR.

In fiscal 2002, the Company introduced the Eaton Vance Emerald Funds, a new family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Dublin, Ireland and are sold by certain dealer firms through EVMI to investors who are citizens of the European Union countries. The Company earns distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

Reference is made to Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of the total revenue of the Company.

Competitive Conditions and Risk Factors

From time to time, information provided by the Company or information included in its filings with the Securities and Exchange Commission (“SEC”) (including this Annual Report on Form 10-K) may contain statements that are not historical facts, for this purpose referred to as “forward-looking statements.” The Company’s actual future results may differ significantly from those stated in any forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the factors discussed below.

The Company is subject to substantial competition in all aspects of its business. The Company’s ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products. Although the Company has historically been successful in maintaining access to these channels, there can be no assurance that it will continue to do so. The inability to have such access could have a material adverse effect on the Company’s business.

There are few barriers to entry in the investment management business. The Company’s funds and separate accounts compete against an ever-increasing number of investment products sold to the public by investment dealers, banks, insurance companies and others that sell tax-free or tax-advantaged investments, taxable income funds, equity funds and other investment products. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separate accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results may be adversely affected.

The major sources of revenue for the Company (i.e., investment adviser, administration, distribution and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenues if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company’s actual results could be affected by the loss of key employees through competition or retirement. The Company’s operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, or costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, fund transfer agency or fund administration.

The Company’s business is subject to substantial governmental regulation. Changes in legal, regulatory, accounting, tax and compliance requirements could have a significant effect on the Company’s operations and results, including but not limited to increased expenses and reduced investor interest in certain funds and other investment products offered by the Company. The Company continually monitors legislative, tax, regulatory, accounting, and compliance developments that could impact its business.

Regulation

EVM, BMR, Atlanta Capital, Fox Asset Management and Parametric are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the Investment Company Act of 1940, as amended. Except for privately-offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, business limitations on EVM, BMR, Atlanta Capital, Fox Asset Management or Parametric engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2003. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI was granted permission in March 2002 by the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute the Company’s investment products in Europe and certain other international markets. Under the FSA’s Financial Services and Markets Act, EVMI is subject to certain liquidity and capital requirements. Such capital requirements may limit the company’s ability to make withdrawals of capital from EVMI. In addition, failure to comply with such capital requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations of the capital requirements in fiscal 2003.

The Company’s officers, directors and employees may from time to time own securities that are held by one or more of the Funds. The Company’s internal policies with respect to individual investments by investment professionals require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest.

Employees

On October 31, 2003, the Company and its subsidiaries had 616 full-time employees. On October 31, 2002, the comparable figure was 575.

Available information

The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as reasonably practicable after such filing has been made with the SEC. Reports may be obtained through the Company’s website at eatonvance.com or by calling Investor Relations at 617-482-8260.

Item 2. Properties

The Company conducts its principal operations through leased offices located in Boston, Massachusetts, Atlanta, Georgia, Little Silver, New Jersey, Seattle, Washington and London, England. Management believes that the Company’s facilities are adequate to serve its currently anticipated business needs.

Item 3. Legal Proceedings

On October 15, 2001, a consolidated complaint was filed in the United States District Court for the District of Massachusetts against Eaton Vance Classic Senior Floating-Rate Fund (“Classic Fund”), Eaton Vance Prime Rate Reserves (“Prime Rate”), Eaton Vance Institutional Senior Floating-Rate Fund (“Institutional Fund”), Eaton Vance Advisers Senior Floating-Rate Fund (“Advisers Fund”) (collectively, the “Funds”), the trustees and certain officers of the Funds; Eaton Vance Management (“EVM”), the Funds’ administrator; Boston Management and Research (“BMR”), the Funds’ investment adviser; and the Company, the parent of EVM and BMR. The complaint, framed as a class action, alleges that for the period between May 25, 1998 and March 5, 2001, the Funds’ assets were incorrectly valued and certain matters were not properly disclosed, in violation of the federal securities laws. The complaint seeks unspecified damages. The Company and the other named defendants believe that the complaint is without merit and are vigorously contesting the lawsuit.

On December 16, 2003, The District Court issued a Memorandum and Order dismissing plaintiff’s claims against the Institutional Fund and the Advisers Fund, denying class certification as to Prime Rate, and granting class certification as to the Classic Fund, but only as to a class of investors who purchased shares pursuant to prospectuses dated April 1, 1998, November 2, 1998 and March 15, 2000.

On December 3, 2003, a complaint was filed in the United States District Court for the District of Massachusetts against Eaton Vance Distributors, Inc., a subsidiary of the Company, on behalf of Eaton Vance Tax-Managed Growth 1.1 (“Fund”) by Michelle Yameen, a shareholder owning approximately 613 Class B shares of the Fund. The complaint alleges that EVD violated Section 36(b) of the Investment Company Act of 1940 by charging the Fund excessive distribution fees. The complaint seeks injunctive relief and the award to the Fund of the amount of allegedly excessive distribution fees received by EVD during a one-year period preceding December 3, 2003. EVD and the Company believe that the complaint is without merit and are vigorously contesting the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

On October 1, 2003, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved an amendment to their Voting Trust Agreement to renew the Trust for an additional three-year term until October 31, 2006.

PART II

Item 5. Market Price of Dividends on the Registrants’ Common Equity and Related Stockholder Matters

The Company’s Voting Common Stock, $0.0078125 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.

The Company’s Non-Voting Common Stock, $0.0078125 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of the Company’s Non-Voting Common Stock at October 31, 2003 was 1,300. The high and low common stock prices and dividends per share were as follows:

	Fiscal 2003			Fiscal 2002

	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share

Quarter Ended:
January 31	$32.29	$26.15	$0.0800	$40.48	$28.10	$0.0725
April 30	$30.00	$23.02	$0.0800	41.00	36.40	$0.0725
July 31	$35.80	$27.85	$0.1200	37.37	22.55	$0.0725
October 31	$35.84	$32.46	$0.1200	30.20	24.09	$0.0800

The following table sets forth certain information concerning equity compensation plans at October 31, 2003:

Equity Compensation Plan Information

Plan category	(a)(1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved
by security holders	8,052,688	$24.80	3,546,051
Equity compensation plans not
approved by security holders	—	—	—

Total	8,052,688	$24.80	3,546,051

(1)	The amounts appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” includes 8,052,688 shares related to the Company’s Stock Option Plan.

(2)

The amounts appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 2,849,189 shares related to the Company’s Stock Option Plan and 696,862 shares related to the Company’s Restricted Stock Plan.

Item 6. Selected Financial Data

Financial Highlights

	For the years ended October 31,
(in thousands, except per share figures)	2003	2002	2001	2000	1999

Income Statement Data:
Operating revenue	$523,133	$522,985	$502,559	$440,326	$354,264
Net income (1)	$106,123	$121,057	$116,020	$116,051	$15,798

Balance Sheet Data:
Total assets	$658,702	$616,619	$675,301	$432,989	$358,229
Long-term debt	$118,736	$124,118	$215,488	$21,429	$28,581
Shareholders' equity	$416,277	$372,302	$301,126	$254,950	$194,268

Per share data:
Basic earnings (1)	$1.54	$1.75	$1.69	$1.65	$0.73
Diluted earnings (1)	$1.51	$1.70	$1.60	$1.58	$0.70
Cash dividends declared	$0.40	$0.30	$0.25	$0.20	$0.16
Shareholders' equity	$6.09	$5.38	$4.39	$3.67	$2.76

(1) In October 1998, the Financial Accounting Standards Board (“FASB”) staff addressed the accounting for offering costs incurred in connection with the distribution of funds when the adviser does not receive both Rule 12b-1 fees and contingent deferred sales charges. In its announcement, the FASB staff concluded that such offering costs, including sales commissions paid, were to be considered start-up costs in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities.” Accordingly, the FASB staff concluded offering costs should be expensed as incurred under the provisions of SOP 98-5. Prior to the FASB staff announcement, it had been the Company’s policy to capitalize and amortize these costs over a period not to exceed five years.

As a result, closed-end, interval and private fund sales commissions paid and capitalized prior to the Company’s adoption of SOP 98-5 were expensed as a cumulative effect of a change in accounting principle, as described in APB Opinion No. 20, “Accounting Changes.” The cumulative effect of the change in accounting principle upon adoption on November 1, 1998 was a charge to the Consolidated Statement of Income of $36.6 million, net of income taxes of $23.4 million.

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

Item 7. Management’s Discussion and Analysis

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Competitive Conditions and Risk Factors” section of this Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

General

The Company’s principal business is creating, marketing and managing investment companies (“funds”) and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third-party broker/dealers, independent financial institutions and investment advisers.

The Company’s revenue is primarily derived from investment adviser, administration, distribution and service fees received from the Eaton Vance funds and investment adviser fees received from separate accounts. Fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period that these assets are managed by the Company. The Company’s major expenses are employee compensation, the amortization of deferred sales commissions and distribution and service fee expenses.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $75.0 billion on October 31, 2003 were 35 percent higher than the $55.6 billion reported a year earlier. The Company experienced asset growth in every asset category in 2003, reflecting recovering equity markets, successful closed-end fund offerings, a strategic acquisition and strong net sales of the Company’s open-end mutual funds. In fiscal 2002 total assets under management declined to $55.6 billion from $56.6 billion a year earlier, primarily due to the overall decline in equity markets and net redemptions in the floating-rate income asset category, partially offset by strong net sales in the fixed income asset category.

Equity fund assets represented 51 percent of total fund assets under management at October 31, 2003, consistent with October 31, 2002, and down from 55 percent at October 31, 2001. Fixed income fund assets represented 32 percent of total fund assets under management at October 31, 2003, up from 30 percent at October 31, 2002, and 24 percent at October 31, 2001. Floating-rate income fund assets represented 17 percent of total fund assets under management at October 31, 2003, consistent with October 31, 2002 and down from 21 percent at October 31, 2001. The shift in fund asset mix from equity fund assets to fixed income fund assets reflects investor response to the recent decline in equity markets. This trend may reverse as equity markets continue to recover. The following table summarizes ending assets under management by investment objective at October 31, 2003, 2002 and 2001:

Ending Assets Under Management by Investment Objective

	October 31,
(in billions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Equity funds	$28.9	$22.9	$25.3	26%	-9%
Fixed income funds	17.8	13.3	10.1	34%	32%
Floating-rate income funds	9.5	7.7	9.6	23%	-20%
Money market funds	0.4	0.9	1.1	-56%	-18%

Total funds	56.6	44.8	46.1	26%	-3%
Separate accounts	18.4	10.8	10.5	70%	3%

Total	$75.0	$55.6	$56.6	35%	-2%

The Company had positive net inflows in both long-term fund assets and separate accounts in each of the last three years. The following table summarizes the asset flows for each of the years ended October 31, 2003, 2002 and 2001:

(Remainder of the page intentionally left blank.)

Asset Flows

	For the Fiscal Years Ended October 31,
(in billions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Equity fund assets — beginning	$22.9	$25.3	$25.4	-9%	-%
Sales/inflows	4.2	4.4	7.2	-5%	-39%
Redemptions/outflows	(2.8)	(3.1)	(2.0)	-10%	55%
Exchanges	—	(0.2)	(0.1)	NM	NM
Market value change	3.9	(3.5)	(5.8)	NM	NM
Assets acquired	0.7	—	0.6	NM	NM

Equity fund assets — ending	$28.9	$22.9	$25.3	26%	-9%

Fixed income fund assets — beginning	$13.3	$10.1	$ 9.5	32%	7%
Sales/inflows	6.4	5.0	1.9	28%	163%
Redemptions/outflows	(2.2)	(1.5)	(1.3)	47%	15%
Exchanges	(0.1)	0.4	0.1	NM	NM
Market value change	0.4	(0.7)	(0.1)	NM	NM

Fixed income fund assets — ending	$17.8	$13.3	$10.1	34%	32%

Floating-rate fund assets — beginning	$ 7.7	$ 9.6	$10.1	-20%	-5%
Sales/inflows	3.1	1.0	2.9	210%	-66%
Redemptions/outflows	(1.5)	(2.3)	(2.7)	-35%	-15%
Exchanges	—	(0.3)	(0.3)	NM	NM
Market value change	0.2	(0.3)	(0.4)	NM	NM

Floating-rate fund assets — ending	$ 9.5	$ 7.7	$ 9.6	23%	20%

Long-term fund assets — beginning	43.9	45.0	45.0	-2%	-%
Sales/inflows	13.7	10.4	12.0	32%	13%
Redemptions/outflows	(6.5)	(6.9)	(6.0)	-6%	15%
Exchanges	(0.1)	(0.1)	(0.3)	NM	NM
Market value change	4.5	(4.5)	(6.3)	NM	NM
Assets acquired	0.7	—	0.6	NM	NM

Long-term fund assets — ending	56.2	43.9	45.0	28%	-2%

Separate accounts — beginning	$10.8	$10.5	$ 3.2	3%	228%
Inflows — HNW and institutional	2.1	2.0	0.3	5%	567%
Outflows — HNW and institutional	(1.7)	(1.1)	—	55%	NM
Inflows — retail managed account	0.9	0.7	—	29%	NM
Outflows — retail managed account	(0.3)	(0.1)	—	200%	NM
Market value change	2.0	(1.1)	(0.3)	NM	NM
Assets acquired	4.6	—	6.9	NM	NM

Separate accounts — ending	$18.4	$10.8	$10.5	70%	3%

Money market fund assets — ending	0.4	0.9	1.1	-56%	-18%

Assets under management — ending	$75.0	$55.6	$56.6	35%	2%

Net inflows of long-term fund assets in fiscal 2003 were $7.2 billion compared to $3.5 billion last year and $6.0 billion in fiscal 2001. Closed-end fund offerings contributed significantly to net inflows in both fiscal 2003 and 2002, with $5.0 billion in closed-end fund assets added in fiscal 2003 and $2.5 billion added in fiscal 2002. Excluding closed-end fund offerings, other net inflows totaled $2.2 billion, $1.0 billion and $6.0 billion in fiscal 2003, 2002 and 2001, respectively. The increase in other net inflows in fiscal 2003 primarily reflects a 16 percent increase in open-end mutual fund sales and a 7 percent decline in open-end mutual fund redemptions, offset by a 48 percent decline in net inflows into privately offered equity funds. The decrease in other net inflows in fiscal 2002 primarily reflects a 16 percent decline in open-end mutual fund sales, a 10 percent increase in open-end mutual fund redemptions and a 43 percent decline in net inflows into privately offered equity funds. As a result of market value changes, long-term fund assets increased by $4.5 billion in fiscal 2003, following declines of $4.5 billion and $6.3 billion in fiscal 2002 and 2001, respectively.

Net inflows of separate account assets under management were $1.0 billion in fiscal 2003, down from $1.5 billion in fiscal 2002 and up from $0.3 billion in fiscal 2001. These net inflows are in addition to the assets gained in the acquisitions of Atlanta Capital Management Company, LLC (“Atlanta Capital”) and Fox Asset Management LLC in the fourth quarter of fiscal 2001, and Parametric Portfolio Associates (“Parametric”) in the fourth quarter of fiscal 2003. Net inflows in high-net-worth and institutional accounts in fiscal 2003 reflect the loss of certain high-net-worth (“HNW”) assets following the departure of a senior investment counselor at a wholly owned subsidiary, Eaton Vance Management (“EVM”), during the year. Net inflows in retail managed account assets in fiscal 2003 reflect the expansion of the Company’s retail managed account product line resulting from the acquisitions of Atlanta Capital, Fox Asset Management and Parametric and an increase in the number of managed account programs in which the Company participates. As a result of market value changes, separate account assets increased by $2.0 billion in fiscal 2003, following declines of $1.1 billion and $0.3 billion in fiscal 2002 and 2001, respectively.

The Company currently sells its sponsored mutual funds under four primary pricing structures: 1) front-end load commission (“Class A”); 2) spread-load commission (“Class B”); 3) level-load commission (“Class C”); and 4) institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The increase in ending assets under management in fiscal 2003 was primarily a result of growth in Class A, closed-end fund and separate account assets. The decline in ending assets under management in fiscal 2002 was primarily the result of declines in Class B, Class C and private fund assets under management. The following table summarizes ending assets under management by asset class for each of the years ended October 31, 2003, 2002 and 2001:

Ending Assets Under Management by Asset Class

	October 31,
(in billions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Class A	$ 8.2	$ 6.2	$ 6.2	32%	-%
Class B	13.0	12.8	14.5	2%	-12%
Class C	6.1	5.3	5.9	15%	-10%
Private funds	15.3	13.3	14.3	15%	-7%
Closed-end funds	9.1	4.0	1.6	128%	150%
Other	4.9	3.2	3.6	53%	-11%

Total fund assets	56.6	44.8	46.1	26%	-3%
Total separate account assets	18.4	10.8	10.5	70%	3%

Total	$75.0	$55.6	$56.6	35%	-2%

The average assets under management presented below represent a monthly average by asset class. With the exception of the Company’s separate account investment adviser fees, which are calculated as a percentage of either beginning or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated primarily as a percentage of average daily assets. This analysis may provide useful information in the analysis of the Company’s revenue, as well as distribution-related expenses tied to asset levels.

Average Assets Under Management by Asset Class *

	For the Fiscal Years Ended October 31,
(in billions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Class A	$ 6.9	$ 6.5	$ 6.1	6%	7%
Class B	12.7	13.9	15.0	-9%	-7%
Class C	5.6	5.8	6.1	-3%	-5%
Private funds	14.0	14.6	14.8	-4%	-1%
Closed-end funds	6.1	2.0	1.5	205%	33%
Other	3.4	3.7	2.5	-8%	48%

Total fund assets	48.7	46.5	46.0	5%	1%
Total separate account assets	12.5	11.0	3.6	14%	206%

Total	$61.2	$57.5	$49.6	6%	16%

*

Assets under management attributable to the acquisitions of Parametric on September 10, 2003 and Atlanta Capital and Fox Asset Management on September 30, 2001 are included on a weighted average basis for the period from their respective closing dates.

Results of Operations

Revenue

	For the Fiscal Years Ended October 31,
(in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Investment adviser and administration fees	$296,344	$280,794	$252,332	6%	11%
Distribution and underwriter fees	146,907	162,071	170,892	-9%	-5%
Service fees	74,605	77,833	77,777	-4%	-%
Other revenue	5,277	2,287	1,558	131%	47%

Total revenue	$523,133	$522,985	$502,559	-%	4%

Investment Adviser and Administration Fees

Investment adviser and administration fees are generally calculated under contractual agreements with the Company’s sponsored funds and separate accounts and are based upon a percentage of the market value of assets under management. Changes in the market value of managed assets can affect the amount of investment adviser and administration fees earned, while shifts in asset mix can affect the Company’s effective fee rate.

The increase in investment adviser and administration fees of 6 percent in fiscal 2003 can be attributed to a 6 percent increase in average assets under management. The acquisition of Parametric, which occurred on September 10, 2003, did not significantly affect either the Company’s revenue or effective fee rate in fiscal 2003.

The increase in investment adviser and administration fees of 11 percent in fiscal 2002 can be primarily attributed to the 16 percent increase in average assets under management, tempered by a 4 percent decrease in the Company’s effective fee rate. The decrease in the effective fee rate can be attributed to the lower average fee rates of the Atlanta Capital and Fox Asset Management assets acquired on September 30, 2001.

Distribution and Underwriter Fees

Distribution fees consist principally of distribution plan payments made under contractual agreements with the Company’s sponsored funds. Distribution plan payments are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C) as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges, and therefore underwriter commissions, are waived on sales to shareholders or intermediaries that exceed specified minimum amounts. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Distribution and underwriter fees decreased by 9 percent in fiscal 2003, reflecting a 6 percent decrease in average Class B, Class C and private assets under management and an increase in Class A shares offered without a sales charge. The decrease in average assets under management in these share classes can be principally attributed to a gradual shift in asset mix from Class B assets under management to Class A assets under management and the overall decline in equity markets over the last two years.

Distribution and underwriter fees decreased by 5 percent in fiscal 2002, reflecting the 4 percent decrease in average Class B, C and private fund assets under management and an increase in Class A shares offered without a sales charge.

Service Fees

Service fees consist of service plan payments calculated under contractual agreements with the Company’s sponsored funds. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds.

Service fees decreased by 4 percent in fiscal 2003, reflecting a 4 percent decrease in average Class A, B, C and private fund assets under management. Service fees were essentially flat in fiscal 2002 compared to fiscal 2001, reflecting a 3 percent decrease in average assets under management subject to a service fee.

Other Revenue

Other revenue increased by 131 percent in fiscal 2003 and 47 percent in fiscal 2002, primarily as a result of an increase in shareholder service fees and an increase in interest income earned by a majority-owned mutual fund consolidated by the Company for the first time in fiscal 2003.

Expenses

	For the Fiscal Years Ended October 31,
(in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Compensation of officers and employees	$115,429	$105,331	$ 91,428	10%	15%
Amortization of deferred sales commissions	85,192	83,690	79,997	2%	5%
Service fee expense	64,285	63,852	60,524	1%	5%
Distribution expense	54,790	50,398	50,847	9%	-1%
Other expenses	40,293	35,791	28,870	13%	24%

Total expenses	$359,989	$339,062	$311,666	6%	9%

Compensation of officers and employees

Compensation expense increased by 10 percent in fiscal 2003 and by 15 percent in fiscal 2002. The increase in compensation expense in fiscal 2003 can be primarily attributed to an increase in incentive compensation associated with the increase in fund sales, driven primarily by the $5.0 billion in closed-end fund offerings in fiscal 2003, and increases in base salaries and benefits resulting from the acquisition of Parametric on September 10, 2003. Compensation expense in fiscal 2002 reflects incentive costs associated with $2.5 billion of closed-end fund offerings, and increases in base salaries, benefits and incentives resulting from the acquisitions of Atlanta Capital and Fox Asset Management on September 30, 2001, and the staffing of the Company’s retail managed account sales and marketing organization, which was largely completed in fiscal 2002.

Amortization of deferred sales commissions

Amortization of deferred sales commissions increased by 2 percent in fiscal 2003 and by 5 percent in fiscal 2002. Amortization expense is effected by ongoing sales of mutual fund Class B shares, Class C shares and equity fund private placements, and the residual effect of accounting changes mandated by the SEC in fiscal 1998 and 1999. For a nine-month period ending April 30, 1999, sales commissions for certain funds were required to be expensed rather than capitalized and deferred, extinguishing future amortization charges. Subsequent to April 30, 1999, and pursuant to the implementation of new distribution plans, commission payments on new sales of these funds were once again capitalized and amortized. The Company anticipates that the ongoing effect of these accounting changes will diminish over the next fiscal year. As noted above, the Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company’s product mix, a shift from Class B sales to Class A sales may result in a reduction in amortization expense in the future.

Service fees

Service fees the Company receives from sponsored mutual funds are retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 1 percent in fiscal 2003 and 5 percent in fiscal 2002, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses. Distribution expense increased by 9 percent in fiscal 2003, following a decrease of 1 percent in fiscal 2002, largely as a result of increases in average assets under management subject to third-party distribution arrangements and an increase in Class A shares sold at net asset value. The decrease in distribution expense in fiscal 2002 can be attributed to a decrease in other marketing expenses.

Other expenses

Other operating expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets. Other operating expenses increased by 13 percent in fiscal 2003, primarily as a result of increases in travel and fund expenses associated with the $5.0 billion in closed-end fund offerings completed this year. Other operating expenses increased by 24 percent in fiscal 2002, primarily as a result of increases in travel and fund expenses associated with the $2.5 billion in closed-end fund offerings completed last year and increases in amortization expense and facilities expense associated with the acquisitions of Atlanta Capital and Fox Asset Management in the fourth quarter of fiscal 2001.

Other Income and Expense

	For the Fiscal Years Ended October 31,
(in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Interest income	$ 4,848	$ 9,019	$ 6,765	-46%	33%
Interest expense	(5,761)	(7,098)	(2,209)	-19%	221%
Gain (loss) on investments	2,346	1,344	(2,649)	75%	151%
Foreign currency gain	18	8	—	125%	NA
Equity in net income of affiliates	263	389	967	-32%	-60%
Impairment loss on long-term investments	—	—	(15,101)	NA	NA

Total other income (expense)	$ 1,714	$ 3,662	($ 12,227)	-53%	130%

Interest income decreased 46 percent in fiscal 2003, following a 33 percent increase in interest income in fiscal 2002. The decrease in interest income in fiscal 2003 was due to the decrease in short-term interest rates and the Company’s investment in and consolidation of a sponsored mutual fund in fiscal 2003. The consolidated fund, which invests in short-term debt instruments, generated $1.0 million in interest income in fiscal 2003, which is classified as other revenue in the Company’s Consolidated Statements of Income. The increase in interest income in 2002 can be primarily attributed to the increase in average cash and cash equivalent balances maintained by the Company.

Interest expense decreased to $5.8 million in fiscal 2003 from $7.1 million a year ago, following a $4.9 million increase in interest expense in fiscal 2002. Fiscal 2003 interest expense reflects a decrease in average long-term debt balances, net of additional interest expense related to the 1.5% zero-coupon exchangeable senior notes issued by EVM. Note holders will receive incremental cash interest payments of 1.672 percent per year from November 13, 2002 to August 13, 2004. Fiscal 2002 interest expense reflects the issuance of EVM’s senior notes in the fourth quarter of fiscal 2001, the expensing of $2.1 million of previously capitalized debt offering costs associated with the repurchase of $87.0 million of these notes on August 14, 2002, and a one-time interest payment of $0.6 million made to remaining note holders on August 15, 2002.

In fiscal 2001, the Company recognized a $15.1 million impairment loss related to the Company’s minority equity investments in three collateralized debt obligation (“CDO”) entities whose collateral assets are managed by the Company. The impairment loss resulted from higher than forecasted default rates in the high-yield bond market and the effects of the higher default rates on the value of the Company’s equity investments in these CDO entities. The Company anticipates that it will continue to earn management fees from managing the assets in the collateral pools of these CDO entities.

Income Taxes

The Company’s effective tax rate was 35 percent during fiscal 2003, 2002 and 2001.

Net Income

	For the Years Ended October 31,
(in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Net income	$106,123	$121,057	$116,020	-12%	4%

Net income decreased by 12 percent in fiscal 2003, following an increase of 4 percent in fiscal 2002. The decrease in fiscal 2003 can be attributed to weak equity markets in the first half of the year, which significantly impacted average assets under management, and the impact of marketing costs associated with the $5.0 billion in closed-end fund offerings completed this year. The increase in fiscal 2002 reflects the 16 percent increase in average assets under management, tempered by the impact of marketing costs associated with the $2.5 billion in closed-end fund offerings completed last year.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of October 31, 2003, 2002 and 2001:

	October 31,
(in millions)	2003	2002	2001	2003 vs. 2002	2002 vs. 2001
Balance sheet data:
Cash and cash equivalents	$138,328	$144,078	$115,681	-4%	25%
Short-term investments	104,484	43,886	95,028	138%	-54%
Long-term investments	36,940	39,982	36,704	-8%	9%
Deferred sales commissions	199,322	239,048	266,738	-17%	-10%
Current portion of long-term debt	7,143	7,143	7,143	-%	-%
Long-term debt	118,736	124,118	215,488	-4%	-42%
Deferred income taxes	33,203	50,531	73,878	-34%	-32%
Cash flow data:
Operating cash flows	$43,809	$134,111	$140,288	-67%	-4%
Investing cash flows	25,675	42,031	(177,445)	-38%	NM
Financing cash flows	(75,296)	(147,745)	92,359	NM	NM

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments consist principally of short-term debt instruments and investments in the Company’s sponsored mutual funds. Long-term investments consist principally of seed investments in the Company’s sponsored mutual funds and minority equity investments in CDO entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 17 percent in fiscal 2003 and 10 percent in fiscal 2002, primarily reflecting the decline in Class B share and private fund sales over the last two fiscal years. Deferred income taxes, which relate principally to deferred sales commissions, decreased by 34 percent in fiscal 2003 and 32 percent in fiscal 2002, reflecting a change in the treatment of deferred sales commissions for tax purposes. Prior to January 1, 2001, commission payments were deducted for tax purposes at the time of payment. Commission payments made subsequent to January 1, 2001 have been capitalized for tax purposes and deducted over their estimated useful lives. The change in the timing of the deduction of commission payments has had the effect of increasing current income tax payments and reducing deferred income taxes.

The following table details the Company’s future contractual obligations under its senior notes and operating lease arrangements:

Contractual Obligation	Payments due
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
6.22% senior notes due 2004	$7.1	$7.1	—	—	—
Operating leases	$33.7	$6.7	$12.7	$11.3	$3.0

Excluded from the table above are Eaton Vance Management’s (“EVM’s”) zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both. Although Note holders have the option to require EVM to repurchase Notes with an accreted value of up to $120.1 million on the next scheduled repurchase date, August 13, 2004, EVM does not expect to repurchase any of its zero-coupon exchangeable senior notes during the fiscal year ending October 31, 2004.

On August 9, 2002, EVM amended the terms of the Notes to permit Note holders, at their option, to require the repurchase of the Notes on November 13, 2002. EVM further amended the terms of the Notes to provide that each holder electing not to require the Company to repurchase their Notes on August 13, 2002 would receive a one-time cash payment equal to approximately 0.50 percent of each Note’s accreted value. On August 14, 2002, EVM repurchased for cash $87.0 million of the Notes ($134.1 million principal amount at maturity). On August 15, 2002, EVM made a one-time cash payment totaling $0.6 million to holders of the Notes as of the close of business on August 14, 2002. The Company expensed approximately $2.1 million of deferred debt offering costs in conjunction with this repurchase in the fourth quarter of fiscal 2002.

On November 12, 2002, EVM amended the terms of its Notes to provide that each holder electing not to require EVM to repurchase the holder’s Notes on November 13, 2002 would receive cash interest payments equal to 1.627 percent per year of each Note’s principal amount at maturity (approximately 2.5 percent of each notes accreted value) for a period of 21 months. With the exception of the first interest payment due on February 13, 2003, which was paid in arrears for the three-month period ending on that date, these interest payments are accrued over the six-month period prior to payment and are recorded in interest expense. No Notes were tendered for repurchase on November 13, 2002.

Holders of the Notes have the option to require EVM to repurchase the Notes on August 13, 2004. Such repurchase can be paid in shares of the Company’s non-voting common stock in lieu of cash at EVM’s discretion. As a result, the Notes have been classified as long-term in the Company’s Consolidated Balance Sheet at October 31, 2003.

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At October 31, 2003, EVM had no borrowings outstanding under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $43.8 million, $134.1 million and $140.3 million in fiscal 2003, 2002 and 2001, respectively. The decrease in cash provided by operating activities in fiscal 2003 is primarily a result of the consolidation of the Company’s investment in a sponsored mutual fund. The Company was required to consolidate its investment in Eaton Vance Short-term Income Fund (“EVSI”) in fiscal 2003 when it became the fund’s majority investor. Cash flows associated with the purchase and sale of trading securities included in operating cash flows primarily represent EVSI’s purchase and sale of short-term debt securities. Cash flows associated with the Company’s investments in sponsored mutual funds that are not consolidated are accounted for in cash flows from investing activities.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as the Company’s equity fund private placements, decreased by $18.0 million in fiscal 2003 and $47.2 million in fiscal 2002 due to a decline in Class B share sales and equity fund private placements. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares and equity fund private placements continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored mutual funds and the acquisition of majority-owned subsidiaries. Cash provided by (used for) investing activities totaled $25.7 million, $42.0 million and ($177.4) million in fiscal 2003, 2002 and 2001, respectively.

In fiscal 2001, the Company made two strategic acquisitions to expand the Company’s separately managed account business. On September 30, 2001, the Company acquired 70 percent of Atlanta Capital for an aggregate initial payment of $75.0 million, consisting of cash of $60.0 million and Eaton Vance Corp. non-voting common stock valued at $15.0 million. Atlanta Capital’s principals will continue to hold 30 percent of the equity of Atlanta Capital through December 31, 2004. Beginning in calendar 2005, Atlanta Capital’s principals will have the right to sell and the Company will have the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before taxes (a measure that is intended to approximate fair market value) in those years.

On September 30, 2001, the Company also acquired 80 percent of Fox Asset Management for an aggregate initial payment of $32.0 million, consisting of cash of $22.4 million and Eaton Vance Corp. non-voting common stock valued at $9.6 million. Additional payments in 2005 and 2006 of up to $30.0 million are contingent upon Fox Asset Management achieving certain financial performance criteria. Fox Asset Management’s principals will continue to hold 20 percent of the equity of Fox Asset Management through December 31, 2007. Beginning in calendar 2008, Fox Asset Management’s principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period. The price for acquiring the remaining 20 percent of Fox Asset Management will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years.

On September 10, 2003, the Company further expanded its separate account business by acquiring an 80 percent capital interest and an 81.2 percent profits interest in Parametric Portfolio Associates (“Parametric”) for an aggregate initial payment of $28.0 million in cash. Beginning in calendar 2005, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase an additional 8.6 percent of the capital of Parametric over a three-year period. Beginning in calendar 2007, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period. The price for acquiring the remaining capital and profits interests in Parametric will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years.

The Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries will likely be a significant use of cash in the future.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Cash provided by (used for) financing activities totaled ($75.3) million, ($147.7) million and $92.4 million in fiscal 2003, 2002 and 2001, respectively.

The Company repaid $18.0 million, $144.1 million and $7.1 million in long-term debt in fiscal 2003, 2002, and 2001 respectively. Debt repayments in fiscal 2003 included a principal installment of $7.1 million on EVM’s 6.22 percent senior loan and the retirement of $10.8 million of debt carried by Parametric at the date of acquisition. Debt repayments in fiscal 2002 included a principal installment of $7.1 million on EVM’s 6.22 percent senior loan, the repurchase of $87.0 million at accreted value of EVM’s zero-coupon exchangeable notes (issued in August 2001), and the repayment of $50.0 million in short-term borrowings under EVM’s revolving credit facility. Debt repayments in fiscal 2001 consisted of a principal installment of $7.1 million on EVM’s 6.22 percent senior loan.

The Company repurchased a total of 1.4 million shares of its non-voting common stock for $44.9 million in fiscal 2003 under its authorized repurchase program and issued 565,000 shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $9.4 million. The Company has authorization to purchase an additional 3.9 million shares under its present share repurchase authorization program and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.40 per share in fiscal 2003 compared to $0.30 in fiscal 2002 and $0.25 in fiscal 2001. The Company increased its fiscal 2003 third quarter cash dividend by 50 percent to $0.12 per share in response to a decrease in the federal income tax rate on qualifying dividend income of individual taxpayers.

Off-Balance Sheet Arrangements

The Company does not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose the Company to any liability that is not reflected in the Consolidated Financial Statements.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Deferred Sales Commissions

Sales commissions paid to broker/dealers in connection with the sale of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, none of which exceeds six years. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the amortization period for deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable over their amortization period and makes adjustments to the assets’ useful lives as required.

Goodwill and Intangible Assets

Identifiable intangible assets generally represent the cost of management contracts acquired. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair values of the companies acquired to their carrying amounts, including goodwill. If the carrying amounts of the companies exceed their respective fair values, additional impairment tests will be performed to measure the amount of the impairment loss, if any.

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. Prior to January 1, 2001, these commissions were deducted as paid for tax purposes. Since January 1, 2001, sales commissions are deducted for income tax purposes over their estimated useful lives, consistent with guidelines established by the Internal Revenue Service, rather than at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws or the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities

The Company accounts for its investments in collateralized debt obligation (“CDO”) entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. In periods of rising credit default rates and lower debt recovery rates, the carrying value of the Company’s investments in these CDO entities may be adversely affected by unfavorable changes in cash flow estimates and expected returns.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases with proceeds from its issuance of non-recourse debt securities. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheets.

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. No losses of this nature have been recorded in the financial statements included in this report.

Accounting Developments

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity’s net income or loss as well as all fees earned by the entity’s decision maker, thereby creating a bias in favor of the decision maker in the determination of who receives a majority of the expected residual returns. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and were originally effective for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. Such transition provisions were subsequently amended so that the Company will not be required to apply FIN No. 46 until the first quarter of fiscal 2004, which ends on January 31, 2004.

The Company acts as collateral manager for six collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At October 31, 2003, combined assets under management in the collateral pools of all six of these CDO entities were approximately $2.0 billion. The Company has minority equity investments in three of these entities totaling $15.8 million at October 31, 2003, which represents the Company’s maximum exposure to loss over the remaining lives of the CDO entities.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), which removed the bias in favor of the decision maker in the determination of who receives a majority of the expected residual return. As a result, management has concluded that the Company will not be required to consolidate any of the CDO entities for which it acts as collateral manager.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $9.4 million at October 31, 2003, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed- and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the

Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.5 million based on fixed-income and floating-rate income investments of $105.5 million as of October 31, 2003. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in several CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is a deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $15.8 million at October 31, 2003, which represents the total value at risk with respect to such entities as of October 31, 2003.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Competitive Conditions and Risk Factors” in Item 1, declines of financial market values will negatively impact revenue and net income.

Item 8.	Financial Statements and Supplementary Data

   Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Year Ended October 31, 2003, 2002 and 2001

Contents	Page number reference
Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period
ended October 31, 2003	30
Consolidated Balance Sheets as of October 31, 2003 and 2002	31
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for each of the three years in the period ended October 31, 2003	33
Consolidated Statements of Cash Flows for each of the three years in the
period ended October 31, 2003	35
Notes to Consolidated Financial Statements	36
Independent Auditors’ Report	55

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share figures)	2003	2002	2001

Revenue:
Investment adviser and administration fees	$ 296,344	$ 280,794	$ 252,332
Distribution and underwriter fees	146,907	162,071	170,892
Service fees	74,605	77,833	77,777
Other revenue	5,277	2,287	1,558

Total revenue	523,133	522,985	502,559

Expenses:
Compensation of officers and employees	115,429	105,331	91,428
Amortization of deferred sales commissions	85,192	83,690	79,997
Service fee expense	64,285	63,852	60,524
Distribution expense	54,790	50,398	50,847
Other expenses	40,293	35,791	28,870

Total expenses	359,989	339,062	311,666

Operating income	163,144	183,923	190,893

Other Income (Expense):
Interest income	4,848	9,019	6,765
Interest expense	(5,761)	(7,098)	(2,209)
Gain (loss) on investments	2,346	1,344	(2,649)
Foreign currency gain	18	8	—
Equity in net income of affiliates	263	389	967
Impairment loss on long-term investments	—	—	(15,101)

Income before income taxes and minority interest	164,858	187,585	178,666

Income taxes	57,700	65,654	62,531

Minority interest, net of tax	1,035	874	115

Net income	$ 106,123	$ 121,057	$ 116,020

Earnings per share:
Basic	$ 1.54	$ 1.75	$ 1.69

Diluted	$ 1.51	$ 1.70	$ 1.60

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands)	2003	2002

ASSETS

Current Assets:
Cash and cash equivalents	$138,328	$144,078
Short-term investments	104,484	43,886
Investment adviser fees and other receivables	25,922	19,502
Other current assets	3,583	6,101

Total current assets	272,317	213,567

Other Assets:
Deferred sales commissions	199,322	239,048
Goodwill	88,879	69,467
Other intangible assets, net	46,193	37,296
Long-term investments	36,490	39,982
Equipment and leasehold improvements, net	12,411	13,897
Other assets	3,090	3,362

Total other assets	386,385	403,052

Total assets	$658,702	$616,619

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share figures)	2003	2002

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accrued compensation	$ 35,339	$ 31,899
Accounts payable and accrued expenses	23,822	16,324
Dividend payable	8,189	5,522
Current portion of long-term debt	7,143	7,143
Other current liabilities	8,302	7,382

Total current liabilities	82,795	68,270

Long-term Liabilities:
Long-term debt	118,736	124,118
Deferred income taxes	33,203	50,531

Total long-term liabilities	151,939	174,649

Total liabilities	234,734	242,919

Minority interest	7,691	1,398

Commitments and contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.0078125 per share:
Authorized, 640,000 shares
Issued and outstanding, 154,880 shares	1	1
Non-voting common stock, par value $0.0078125 per share:
Authorized, 95,360,000 shares
Issued and outstanding, 68,250,464 and 69,102,459 shares, respectively	533	540
Notes receivable from stock option exercises	(2,995)	(3,530)
Deferred compensation	(1,000)	(2,100)
Accumulated other comprehensive income	1,245	2,585
Retained earnings	418,493	374,806

Total shareholders’ equity	416,277	372,302

Total liabilities and shareholders’ equity	$ 658,702	$ 616,619

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands)	Shares	Common Stock	Non-voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises

Balance, October 31, 2000	69,544	$1	$ 542	$ —	$(2,485)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized losses on investments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.2525 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	918	—	7	5,184	(995)
Under employee stock purchase plan	59	—	1	1,219	—
Under employee incentive plan	97	—	1	2,345	—
Under restricted stock plan	12	—	—	300	—
For acquisitions	801	—	6	24,593	—
Tax benefit of stock option exercises	—	—	—	1,611	—
Repurchase of non-voting common stock	(2,814)	—	(22)	(35,252)	—
Principal repayments	—	—	—	—	839
Compensation expense related to restricted stock issuanc	—	—	—	—	—

Balance, October 31, 2001	68,617	1	535	—	(2,641)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized losses on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.2975 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	2,109	—	16	15,659	(1,498)
Under employee stock purchase plan	70	—	1	1,795	—
Under employee incentive plan	67	—	1	1,942	—
Tax benefit of stock option exercises	—	—	—	4,787	—
Repurchase of non-voting common stock	(1,606)	—	(13)	(24,183)	—
Principal repayments	—	—	—	—	609
Compensation expense related to restricted stock issuanc	—	—	—	—	—

Balance, October 31, 2002	69,257	1	540	—	(3,530)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized losses on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.4000 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	424	—	3	5,753	(219)
Under employee stock purchase plan	81	—	1	2,099	—
Under employee incentive plan	60	—	—	1,581	—
Tax benefit of stock option exercises	—	—	—	487	—
Repurchase of non-voting common stock	(1,417)	—	(11)	(9,920)	—
Principal repayments	—	—	—	—	754
Compensation expense related to restricted stock issuanc	—	—	—	—	—

Balance, October 31, 2003	68,405	$1	$ 533	$ —	$(2,995)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensiave Income (Loss)

Balance, October 31, 2000	$ (4,000)	$ 5,193	$ 255,699	$ 254,950
Net income	—	—	116,020	116,020	$ 116,020
Other comprehensive income:
Unrealized losses on investments, net of tax	—	(295)	—	(295)	(295)
Total comprehensive income					$ 115,725
Dividends declared ($0.2525 per share)	—	—	(17,361)	(17,361)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	4,196
Under employee stock purchase plan	—	—	—	1,220
Under employee incentive plan	—	—	—	2,346
Under restricted stock plan	(300)	—	—	—
For acquisitions	—	—	—	24,599
Tax benefit of stock option exercises	—	—	—	1,611
Repurchase of non-voting common stock	—	—	(52,825)	(88,099)
Principal repayments	—	—	—	839
Compensation expense related to restricted stock issuance	1,100	—	—	1,100

Balance, October 31, 2001	(3,200)	4,898	301,533	301,126
Net income	—	—	121,057	121,057	$ 121,057
Other comprehensive income:
Unrealized losses on investments, net of tax	—	(2,314)	—	(2,314)	(2,314)
Foreign currency translation adjustments	—	1	—	1	1
Total comprehensive income					$ 118,744
Dividends declared ($0.2975 per share)	—	—	(20,604)	(20,604)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	14,177
Under employee stock purchase plan	—	—	—	1,796
Under employee incentive plan	—	—	—	1,943
Tax benefit of stock option exercises	—	—	—	4,787
Repurchase of non-voting common stock	—	—	(27,180)	(51,376)
Principal repayments	—	—	—	609
Compensation expense related to restricted stock issuance	1,100	—	—	1,100

Balance, October 31, 2002	(2,100)	2,585	374,806	372,302
Net income	—	—	106,123	106,123	$ 106,123
Other comprehensive income:
Unrealized losses on investments, net of tax	—	(1,381)	—	(1,381)	(1,381)
Foreign currency translation adjustments	—	41	—	41	41
Total comprehensive income					$ 104,783
Dividends declared ($0.4000 per share)	—	—	(27,499)	(27,499)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	5,537
Under employee stock purchase plan	—	—	—	2,100
Under employee incentive plan	—	—	—	1,581
Tax benefit of stock option exercises	—	—	—	487
Repurchase of non-voting common stock	—	—	(34,937)	(44,868)
Principal repayments	—	—	—	754
Compensation expense related to restricted stock issuance	1,100	—	—	1,100

Balance, October 31, 2003	$ (1,000)	$ 1,245	$ 418,493	$ 416,277

See notes to consolidated financial statements.

Consolidated Statements of Cash Flow

	Years Ended October 31,
(in thousands)	2003	2002	2001

Cash and cash equivalents, beginning of year	$ 144,078	$ 115,681	$ 60,479
Cash Flows From Operating Activities:
Net income	106,123	121,057	116,020
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on long-term investments	—	—	15,101
(Gain) loss on investments	(2,039)	(1,343)	2,844
Equity in net income of affiliates	(263)	(389)	(967)
Dividend received from affiliate	394	375	1,688
Minority interest	1,593	1,344	177
Interest on long-term debt	2,100	5,262	650
Deferred income taxes	(16,234)	(22,307)	(20,785)
Tax benefit of stock option exercises	487	5,797	869
Compensation related to restricted stock issuance	1,100	1,100	1,100
Depreciation and other amortization	5,468	5,110	2,602
Amortization of deferred sales commissions	85,192	83,690	79,997
Payment of capitalized sales commissions	(69,949)	(87,925)	(135,118)
Contingent deferred sales charges received	24,483	31,925	27,340
Proceeds from sale of trading investments	43,487	1,038	40,900
Purchase of trading investments	(146,923)	—	(1,333)
Changes in assets and liabilities:
Investment adviser fees and other receivables	(4,039)	3,057	(8,199)
Other current assets	2,315	(2,613)	3,872
Other assets	1,262	5,074	(468)
Accrued compensation	2,325	(6,459)	4,338
Accounts payable and accrued expenses	7,121	(4,555)	3,987
Other current liabilities	(194)	(5,127)	5,673

Net cash provided by operating activities	43,809	134,111	140,288

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,090)	(2,096)	(2,862)
Net increase (decrease) in notes and receivables from affiliates	535	(889)	(154)
Proceeds from sale of real estate	—	—	1,196
Acquisitions of subsidiaries, net of cash acquired	(16,689)	—	(81,361)
Purchase of management contracts	(1,925)	—	—
Proceeds from sale of available-for-sale investments	54,960	103,351	38,053
Purchase of available-for-sale investments	(10,116)	(58,335)	(132,317)

Net cash provided by (used for) investing activities	25,675	42,031	(177,445)

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	—	50,000	—
Proceeds from issuance of long-term debt	—	—	200,552
Long-term debt issuance costs	—	(720)	(5,069)
Distributions to minority shareholders	(992)	(911)	—
Repayment of debt	(17,975)	(144,115)	(7,143)
Proceeds from issuance of non-voting common stock	9,438	19,414	8,756
Repurchase of non-voting common stock	(44,868)	(51,376)	(88,099)
Dividends paid	(24,832)	(20,037)	(16,638)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	22,000	—	—
Redemption of mutual fund subsidiary’s capital stock	(18,067)	—	—

Net cash provided by (used for) financing activities	(75,296)	(147,745)	92,359

Foreign currency translation adjustment	62	—	—

Net increase (decrease) in cash and cash equivalents	(5,750)	28,397	55,202

Cash and cash equivalents, end of year	$ 138,328	$ 144,078	$ 115,681

Supplemental Cash Flow Information:
Interest paid	$ 3,101	$ 1,892	$ 1,606

Income taxes paid	$ 70,183	$ 90,266	$ 76,453

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business and Organization

Eaton Vance Corp. and its subsidiaries (“the Company”) provide investment advisory and distribution services to mutual funds and other investment funds, and investment management services to individual high-net-worth investors, family offices and institutional clients. Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and other investment portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact revenue and the results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Eaton Vance Corp. and its wholly and majority owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing funds and separate accounts.

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Changes in these estimates may affect amounts reported in future periods.

Cash Equivalents

Cash equivalents consist principally of highly liquid investments in sponsored money market mutual funds, which are readily convertible to cash.

Investments

Marketable securities classified as available-for-sale consist primarily of investments in sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses are reported net of tax as a separate component of accumulated other comprehensive income until realized. Realized gains or losses are reflected as a component of gain (loss) on investments. The average cost method is used to determine the realized gain or loss on securities sold.

Marketable securities classified as trading consist primarily of investments in short-term debt instruments and sponsored funds and are carried at fair value based on quoted market prices. Net unrealized holding gains or losses, as well as realized gains or losses, are reflected as a component of other income. The average cost method is used to determine the realized gain or loss on securities sold except for those securities held by the Company’s mutual fund subsidiary, which uses the first-in-first-out method to determine the realized gain or loss on securities sold.

The Company evaluates the carrying value of marketable securities for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value. If the decline in value is determined to be other than temporary, the carrying value of the security is written down to fair value through net income.

Investments in the equity of collateralized debt obligation entities are carried at fair value based on discounted cash flows. The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

Certain other investments are carried at the lower of cost or management’s estimate of net realizable value owing primarily to restrictions relative to resale of the investments.

Deferred Sales Commissions

Sales commissions paid to brokers and dealers in connection with the sale of shares of open-end and bank loan interval funds are generally capitalized and amortized over the period in which the shareholder is subject to a contingent deferred sales charge or early withdrawal charge, which does not exceed six years. Distribution plan payments received from these funds are recorded in income as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds, respectively, reduce unamortized deferred sales commissions first, with any remaining amount recorded in income.

The Company evaluates the carrying value of its deferred sales commission assets for impairment on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. Goodwill is not amortized, but is tested at least annually for impairment.

Identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. Identifiable intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Identifiable intangible assets with discrete useful lives are amortized on a straight-line basis over their weighted average lives, and are also tested annually for impairment.

Equipment and Leasehold Improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Debt Issuance Costs

Deferred debt issuance costs are amortized on a straight-line basis over the related term of the debt and are included in other assets.

Revenue Recognition

Investment adviser, administration, distribution and service fees for the funds and investment adviser fees for separate accounts managed by the Company are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. With the exception of the Company’s separate account investment adviser fees, which are calculated as a percentage of either beginning or ending quarterly net assets, the Company’s investment adviser, administration, distribution and service fees are calculated principally as a percentage of average daily net assets. The Company may waive certain fees for investment and administration services at its discretion. Investment adviser and administration fees are recorded net of any subadvisory arrangements based on the terms of those arrangements. Distribution and service fees are recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expense, respectively.

Sales of shares of investment companies in connection with the Company’s activities as principal underwriter are accounted for on a settlement date basis, which approximates trade date basis, with the related commission income and expense recorded on a trade date basis.

Interest income is accrued as earned.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Deferred taxes relate principally to capitalized sales commissions paid to brokers and dealers. Prior to January 1, 2001, these commissions were deducted for tax purposes at the time of payment. Effective January 1, 2001, mutual fund sales commissions are deducted for income tax purposes over their estimated useful lives rather than at the time of payment.

Earnings Per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period less non-vested restricted stock. Diluted earnings per share are based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and non-vested restricted stock using the treasury stock method.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages entities to use a fair value-based method in accounting for employee stock-based compensation plans but allows entities to apply the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for

Stock Issued to Employees.” Entities that elect to apply the intrinsic value-based method must disclose pro forma net income and earnings per share as if the fair value-based method had been applied for all awards in measuring compensation costs.

The Company continues to use the intrinsic value method as described in APB Opinion No. 25. At October 31, 2003, the Company has four stock-based compensation plans, which are described more fully in Note 9. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the years ended October 31, 2003, 2002 and 2001 would have been reduced to the following pro forma amounts:

(in thousands, except per share figures)	2003	2002	2001

Net income as reported	$ 106,123	$ 121,057	$ 116,020
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	715	715	715
Deduct: Total stock-based employee
compensation expense determined under
fair value-based method for all awards,
net of related tax effects	(12,028)	(10,815)	(7,546)

Pro forma net income	$ 94,810	$ 110,957	$ 109,189

Earnings per share:
Basic – as reported	$ 1.54	$ 1.75	$ 1.69

Basic – pro forma	$ 1.38	$ 1.60	$ 1.59

Diluted – as reported	$ 1.51	$ 1.70	$ 1.60

Diluted – pro forma	$ 1.35	$ 1.55	$ 1.51

For purposes of pro forma disclosure, the estimated fair value of each option grant is amortized to expense ratably over the vesting period of the option. See Note 9 for assumptions as to dividend yield, volatility, risk-free interest rate and the expected life of options used in determining fair value.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the end of the accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in income currently.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

2.	Accounting Developments

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”) and defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. The calculation of expected residual returns includes the expected variability in the entity’s net income or loss as well as all fees earned by the entity’s decision maker, thereby creating a bias in favor of the decision maker in the determination of who receives a majority of the expected residual returns. The consolidation and disclosure provisions of FIN No. 46 are effective immediately for VIEs created after January 31, 2003, and were originally effective for interim or annual reporting periods beginning after June 15, 2003 for VIEs created before February 1, 2003. Such transition provisions were subsequently amended so that the Company will not be required to apply FIN No. 46 until the first quarter of fiscal 2004, which ends on January 31, 2004.

The Company acts as collateral manager for six collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At October 31, 2003, combined assets under management in the collateral pools of all six of these CDO entities were approximately $2.0 billion. The Company has minority equity investments in three of these entities totaling $15.8 million at October 31, 2003, which represents the Company’s maximum exposure to loss over the remaining lives of the CDO entities.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), which, removed the bias in favor of the decision maker in the determination of who receives a majority of the expected residual return. As a result, management has concluded that the Company will not be required to consolidate any of the CDO entities for which it acts as collateral manager.

3.	Acquisitions

In the last three fiscal years, the Company has acquired three institutional investment management firms in an effort to expand the Company’s managed account and institutional business.

On September 30, 2001, the Company acquired 70 percent of Atlanta Capital Management Company, LLC (“Atlanta Capital”) for an aggregate initial payment of $75.0 million, consisting of cash of $60.0 million and Eaton Vance Corp. non-voting common stock valued at $15.0 million. The value of the 479,359 shares of non-voting common stock issued in conjunction with the acquisition was determined based on the average market price of the Company’s non-voting common stock over the 20-day period prior to September 30, 2001. Atlanta Capital’s principals will continue to hold 30 percent of the equity of Atlanta Capital through December 31, 2004. Beginning in calendar 2005, Atlanta Capital’s principals will have the right to sell and the Company will have the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before taxes (a measure that is intended to approximate fair market value) in those years. Any additional payments made will be treated as additional purchase price for accounting purposes.

On September 30, 2001, the Company also acquired 80 percent of Fox Asset Management for an aggregate initial payment of $32.0 million, consisting of cash of $22.4 million and Eaton Vance Corp. non-voting common stock valued at $9.6 million. The value of the 321,544 shares of non-voting common stock issued in conjunction with the acquisition was determined based on the average market price of the Company’s non-voting common stock over the 10-day period prior to September 30, 2001. Additional payments to Fox Asset Management’s principals in 2005 and 2006 of up to $30.0 million are contingent upon Fox Asset Management achieving certain financial performance criteria. Fox Asset Management’s principals will continue to hold 20 percent of the equity of Fox Asset Management through December 31, 2007. Beginning in calendar 2008, Fox Asset Management’s principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period. The price for acquiring the remaining 20 percent of Fox Asset Management will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years. Any additional payments made will be treated as additional purchase price for accounting purposes.

On September 10, 2003, the Company acquired an 80 percent capital interest and an 81.2 percent profits interest in Parametric Portfolio Associates (“Parametric”) for an aggregate initial payment of $28.0 million in cash. Beginning in calendar 2005, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase an additional 8.6 percent of the capital of Parametric over a three-year period. Beginning in calendar 2007, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period. The price for acquiring the remaining capital and profits interests in Parametric will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years. Any additional payments made will be treated as additional purchase price for accounting purposes.

The acquisitions of Atlanta Capital, Fox Asset Management and Parametric were accounted for using the purchase method of accounting and, accordingly, the excess of purchase price, including acquisition costs, over the fair value of the net assets acquired resulted in goodwill of $50.4 million, $19.1 million and $19.4 million, respectively. Net assets acquired included $24.7 million, $13.4 million and $9.1 million of other intangible assets for Atlanta Capital, Fox Asset Management and Parametric, respectively, which consisted of client relationships and technology acquired. These assets are being amortized on a straight-line basis over their weighted average estimated useful lives of approximately 19 years. Goodwill and intangible assets acquired in conjunction with the Atlanta Capital and Fox Asset Management transactions are deductible for tax purposes; goodwill and intangible assets acquired in conjunction with the Parametric transaction are not.

These financial statements include the operating results of Atlanta Capital and Fox Asset Management from September 30, 2001, and Parametric from September 10, 2003, their respective dates of acquisition. Pro forma results of operations for these acquisitions have not been presented because the results of operations would not have been materially different from those reported in the accompanying consolidated statements of income.

Condensed balance sheets disclosing the amount of each major asset and liability category attributable to the acquired entities at acquisition date have not been provided as the net assets of the acquired entities, excluding goodwill and intangible assets, are not material to the consolidated financial statements of the Company.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended October 31, 2003 and 2002 are as follows:

(in thousands)	2003	2002

Balance, beginning of period	$69,467	$69,212
Adjustments to goodwill	19,412	255

Balance, end of period	$88,879	$69,467

The adjustment to goodwill in fiscal 2003 reflects the acquisition of Parametric; the adjustment to goodwill in fiscal 2002 reflects additional direct costs recognized in conjunction with the acquisitions of Atlanta Capital and Fox Asset Management, which were completed in fiscal 2001.

The following is a summary of other intangible assets at October 31, 2003, and 2002:

2003
(dollars in thousands)	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Client relationships and technology acquired	16.9	$49,185	$4,303
Non-amortized intangible assets:
Mutual fund management contract acquired	—	1,311	—

Total		$50,496	$4,303

2004
(dollars in thousands)	Weighted Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Client relationships acquired	18.2	$38,140	$2,155
Non-amortized intangible assets:
Mutual fund management contract acquired	—	1,311	—

Total		$39,451	$2,155

Additions to amortized intangible assets of $11.0 million during the twelve months ended October 31, 2003 reflect management contracts acquired by one of the Company’s majority owned subsidiaries and the management contracts and technology acquired in conjunction with the Company’s purchase of an 80 percent capital interest in Parametric.

Amortization expense was $2.1 million, $2.0 million and $0.2 million for the years ended October 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31,	Estimated Amortization Expense

(in thousands)
2004	$3,017
2005	$3,089
2006	$3,089
2007	$2,724
2008	$2,469

Operating results adjusted to exclude amortization expense related to goodwill and intangible assets that are no longer being amortized and equity method goodwill have not been presented for the year ending October 31, 2001 because the results of operations, as reported in the accompanying consolidated statements of income, would not have been materially different.

5.	Investments

The following is a summary of investments at October 31, 2003 and 2002:

(in thousands)	2003	2002

Short-term investments:
Sponsored funds	$ 1,355	$43,886
Short-term debt securities	103,129	—

Total	$104,484	$43,886

Long-term investments:
Sponsored funds	$ 12,948	$18,826
Collateralized debt obligation entities	15,766	13,228
Investment in affiliates	6,857	7,009
Other investments	919	919

Total	$ 36,490	$39,982

Investments in sponsored funds and short-term debt securities

The following is a summary of the cost and fair value of investments in sponsored funds and short-term debt instruments as of October 31, 2003, and 2002:

		Gross Unrealized
2003
(in thousands)	Cost	Gains	Losses	Fair Value

Sponsored funds:
Short-term	$ 1,106	$ 249	$ —	$ 1,355
Long-term	11,308	1,721	(81)	12,948
Short-term debt securities	103,265	35	(171)	103,129

Total	$115,679	$2,005	($ 252)	$117,432

		Gross Unrealized
2002
(in thousands)	Cost	Gains	Losses	Fair Value

Sponsored funds:
Short-term	$ 43,657	$ 229	$ —	$ 43,886
Long-term	15,033	4,598	(805)	18,826

Total	$ 58,690	$4,827	$(805)	$ 62,712

Gross unrealized gains and losses on investments in sponsored funds, which are classified as available-for-sale, have been excluded from earnings and reported as a component of Accumulated other comprehensive income, net of deferred taxes. Gross unrealized gains and losses on short-term debt instruments, which are classified as trading, have been reported in income currently as a component of other income.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and short-term debt instruments for the years ended October 31, 2003, 2002 and 2001:

(in thousands)	2003	2002	2001

Gains	$ 4,572	$ 1,888	$ —
Losses	(2,199)	(544)	(2,423)

Net realized gain (loss)	$ 2,373	$ 1,344	$(2,423)

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in a number of CDO entities. The Company’s minority equity ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDOs, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2003, combined assets under management in the collateral pools of these CDO entities were approximately $2.0 billion, and the Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities was approximately $15.8 million, which is reflected in the Company’s Consolidated Balance Sheet at October 31, 2003. Investors in CDOs have no recourse against the Company for any losses sustained in the CDO structure. As explained in Note 2, management has concluded that the Company will not have to consolidate any of the CDO entities in which it has a minority equity investment.

The carrying value of $15.8 million and $13.2 million at October 31, 2003 and 2002, respectively, for the Company’s minority equity ownership interests in CDO entities is their estimated fair value. In fiscal 2001, the Company recognized a pre-tax impairment loss of $15.1 million related to these investments. The impairment loss resulted from higher than forecasted default rates in the high-yield bond market and the effects of the higher default rates on the value of the Company’s investments in these collateralized debt obligation funds.

Investment in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that manages or co-manages several international funds sponsored by the Company. The Company’s investment in LGM was $6.6 million and $6.8 million at October 31, 2003 and 2002, respectively. At October 31, 2003, the Company’s investment exceeded its share of the underlying net assets of LGM by $4.6 million. Amortization of this excess was discontinued on November 1, 2001, as a result of the adoption of SFAS No. 142. The Company reviews its investment in LGM annually for impairment pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

A subsidiary of the Company invests in certain investment limited partnerships in which the subsidiary is a general partner. The investments are recorded on the equity method of accounting owing to the subsidiary’s general partner role. The subsidiary’s investment in these partnerships was $0.2 million at both October 31, 2003, and 2002.

Other investments

Included in other investments are certain investments carried at cost, amounting to $0.9 million at both October 31, 2003, and 2002. Management believes that the fair value of these investments approximates their carrying value.

6.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2003 and 2002:

(in thousands)	2003	2002

Equipment	$ 18,081	$ 15,756
Leasehold improvements	9,770	9,508

Subtotal	27,851	25,264
Less: Accumulated depreciation and amortization	(15,440)	(11,367)

Equipment and leasehold improvements, net	$ 12,411	$ 13,897

7.	Long-term Debt

The following is a summary of long-term debt at October 31, 2003 and 2002:

	2003		2002
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

6.22% senior notes due 2004	$ 7,143	$ 7,323	$ 14,286	$ 14,924
1.5% zero-coupon exchangeable
senior notes due 2031	118,736	122,485	116,975	116,753

Total	125,879	129,808	131,261	131,677
Less: current maturities	(7,143)	(7,323)	(7,143)	(7,532)

Total long-term debt	$ 118,736	$ 122,485	$ 124,118	$ 124,145

6.22% Senior Notes

The Company has 6.22% senior notes due March 2004, with a remaining balance of $7.1 million at October 31, 2003. The notes may be prepaid in part or in full at any time. Certain covenants in the purchase agreement require the Company to maintain specific levels of cash flow and net income; other covenants restrict additional investment and indebtedness of the Company. At October 31, 2003, the Company was in compliance with all covenants.

The senior notes have been fair valued by discounting future cash flows using a market interest rate available for debt with similar terms and remaining maturity.

Zero-coupon Exchangeable Senior Notes

On August 13, 2001, the Company’s operating subsidiary, Eaton Vance Management (“EVM”), issued zero-coupon exchangeable senior notes (“Notes”) with a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock or a combination of both.

On August 9, 2002, EVM amended the terms of the Notes to permit the Note holders, at their option, to require the repurchase of the Notes on November 13, 2002. EVM further amended the terms of the Notes to provide that each holder electing not to require EVM to repurchase the holder’s Notes on August 13, 2002, would receive a one-time cash payment equal to 0.50 percent of each Note’s accreted value. On August 14, 2002, EVM repurchased for cash $87.0 million of the Notes at accreted value ($134.1 million principal amount at maturity). On August 15, 2002, EVM made a one-time cash interest payment totaling $0.6 million to holders of the Notes as of the close of business on August 14, 2002.

The Company expensed approximately $2.1 million of deferred debt issuance costs in conjunction with the repurchase of Notes on August 14, 2002.

On November 12, 2002, EVM further amended the terms of the Notes to provide that each holder electing not to require EVM to repurchase the holder’s Notes on November 13, 2002, would receive incremental cash interest payments equal to 1.627 percent per year of each Note’s principal amount at maturity for a period of 21 months. With the exception of the first interest payment due on February 13, 2003, which was paid in arrears for the three-month period ending on that date, these interest payments are accrued over the six-month period prior to payment and are recorded in interest expense. No Notes were tendered for repurchase on November 13, 2002. Holders of the Notes have the option to require EVM to repurchase the Notes on August 13, 2004. The Notes have been classified as a long-term liability given EVM’s ability to repurchase the Notes with stock in lieu of cash at its discretion.

The Notes have been valued by discounting future cash flows using a market interest rate available for debt with similar terms and remaining maturity.

Corporate Credit Facility

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170.0 million at market rates of interest that vary depending on level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At October 31, 2003, EVM had no borrowings outstanding under its revolving credit facility.

8.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s by-laws. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company leases certain office space and equipment under noncancelable operating leases. Rent expense under these leases in 2003, 2002 and 2001 amounted to $5.6 million, $5.2 million and $4.6 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,	Amount

(in thousands)
2004	$ 6,748
2005	6,652
2006	5,998
2007	5,653
2008	5,685
2009 – thereafter	2,960

Total	$33,696

9.	Stock Plans

Stock Option Plan

The Company has a Stock Option Plan (“the 1998 Plan”) administered by the Option Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change in control of the Company, may accelerate the vesting of awards. A total of 12.0 million shares have been reserved for issuance under the 1998 Plan. Through October 31, 2003, 9.2 million shares have been issued pursuant to this plan.

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

(share figures in thousands)

Options outstanding, beginning
of period	6,127	$22.18	6,453	$15.42	5,395	$10.04
Granted	2,609	29.36	1,881	28.88	2,009	25.44
Exercised	(424)	13.58	(2,109)	7.43	(918)	5.66
Forfeited/Expired	(259)	27.01	(98)	22.81	(33)	18.14

Options outstanding, end
of period	8,053	$24.80	6,127	$22.18	6,453	$15.42

Options exercisable, end of period	2,463	$19.31	1,531	$16.09	2,701	$ 8.64

Outstanding options to purchase shares of non-voting common stock issued under the 1998 Plan and predecessor plans are summarized as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Share Outstanding as of 10/31/03	Weighted Average Remaining Contractual Life	Weighted Average Remaining Price	Shares Exercisable as of 10/31/03	Weighted Average Exercise Price

(share figures in thousands)
$10.06 – $11.47	935	3.0	$11.43	856	$11.43
$17.19 – $18.91	954	5.9	17.22	506	17.21
$21.16 – $24.03	50	6.3	21.67	30	21.65
$24.53 – $28.13	1,559	7.0	24.63	615	24.59
$28.67 – $32.01	4,380	8.5	29.02	441	28.97
$33.16 – $35.65	161	9.4	34.27	11	34.91
$37.09 – $40.32	14	8.2	37.56	4	37.75

	8,053	7.3	$24.80	2,463	$19.31

In November 2003, the Company granted options for the purchase of an additional 2.4 million shares under the 1998 Plan at prices ranging from $35.02 to $38.52.

The weighted average fair value of options granted on the date of grant using the Black-Scholes option pricing model was as follows:

	2003	2002	2001

Weighted average fair value of options
granted	$ 10.75	$ 10.83	$ 11.62

Assumptions:

Dividend yield	1.38%	1.11%	1.03%
Volatility	30%	30%	33%
Risk-free interest rate	4.2%	4.0%	4.7%
Expected life of options	8 years	8 years	10 years

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s non-voting common stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse in three to seven years from date of grant. A total of 1,000,000 shares have been reserved under the plan.

In fiscal 2001, 12,228 shares were issued pursuant to the plan at a weighted average grant date fair value of $24.53 per share. No such shares were issued in fiscal 2003 or 2002. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.1 million for each of the years ended October 31, 2003, 2002, and 2001 relating to shares issued in fiscal 2001 and prior years.

Employee Stock Purchase Plan

A total of 4.5 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 2003, 3.4 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the Company’s plan qualifies under Section 423.

Incentive Plan-Stock Alternative

A total of 2.4 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative, a plan that qualifies under Section 423 of the United States Internal Revenue Code. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the six-month offering period. Through October 31, 2003, 1.1 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the plan qualifies under Section 423.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan. The Plan is intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2003, 658,377 options have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 7.1 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. The Company ceased making new loans under a previous loan program to directors or executive officers in conformity with a federal law effective July 30, 2002. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $3.0 million and $3.5 million at October 31, 2003 and 2002, respectively.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 15).

10.	Employee Benefit Plans

Profit Sharing Retirement Plans

The Company has two profit sharing retirement plans for the benefit of substantially all employees. The Company has contributed $6.0 million, $5.6 million and $4.0 million, for the years ended October 31, 2003, 2002, and 2001, respectively, representing 15 percent of eligible compensation for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limitations. The Company then matches each participant’s contribution on a dollar-for-dollar basis up to a maximum of $1,040. The Company’s expense under the plan was $0.5 million, $0.4 million and $0.3 million for each of the years ended October 31, 2003, 2002, and 2001, respectively.

Supplemental Profit Sharing Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the profit sharing retirement plans. No employee may receive combined contributions in excess of $30,000 related to the Profit Sharing Retirement Plans and the Supplemental Profit Sharing Plan. The Company’s expense under the supplemental plan for each of the years ended October 31, 2003, 2002, and 2001 was $94,000, $47,000 and $2,000, respectively.

11.	Common Stock

All outstanding shares of the Company’s voting common stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the voting common stock. The trustees of the voting trust are all officers of the Company. Non-voting common shares do not have voting rights under any circumstances.

On October 22, 2003, the Company’s Board of Directors authorized the purchase by the Company of up to 4.0 million shares of the Company’s non-voting common stock. Through October 31, 2003, 0.1 million shares have been acquired under this authorization. An additional 1.3 million shares were purchased in fiscal 2003 under a previous authorization. Shares repurchased by the Company are constructively retired.

12.	Income Taxes

The provision for income taxes for the years ended October 31, 2003, 2002 and 2001 consists of the following:

(in thousands)	2003	2002	2001

Current:
Federal	$ 69,575	$ 82,912	$ 78,241
State	4,359	5,049	5,075
Deferred:
Federal	(14,750)	(18,679)	(16,484)
State	(1,484)	(3,628)	(4,301)

Total	$ 57,700	$ 65,654	$ 62,531

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2003	2002

Deferred tax assets:
Capital loss carryforward	$ 2,914	$ —
Deferred rent	879	852
Differences between book and tax bases of investments	988	5,404
Other	1,274	1,004

Total deferred tax asset	$ 6,055	$ 7,260

Deferred tax liabilities:
Deferred sales commissions	$30,604	$51,380
Accretion on zero-coupon exchangeable notes	2,758	1,593
Differences between book and tax bases of goodwill
and intangibles	4,357	2,095
Differences between book and tax bases of property	694	829
Unrealized net holding gains on investments	732	1,479

Total deferred tax liability	$39,145	$57,376

Net deferred tax liability	$33,090	$50,116

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2003 and 2002 as follows:

(in thousands)	2003	2002

Net current deferred tax asset	$ 113	$ 415
Net non-current deferred tax liability	(33,203)	(50,531)

Net deferred tax liability	($33,090)	($50,116)

The Company’s effective tax rate was 35 percent in fiscal 2003, 2002 and 2001, respectively. In 2003, 2002 and 2001, there is no difference between the statutory federal tax rate and the effective tax rate primarily due to mutual fund industry state tax incentives.

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.5 million, $4.8 million and $1.6 million for the years ended October 31, 2003, 2002 and 2001, respectively. Such benefit has been reflected in equity.

The Company has recorded a deferred income tax asset of $2.9 million as of October 31, 2003 reflecting the future tax benefit of approximately $7.5 million in federal and state capital loss carryforwards, which will expire in fiscal 2008. The Company believes that all of the deferred income tax assets will be realized. As a result, no reserve has been established.

The Massachusetts Department of Revenue (“MDOR”) examined the tax returns for the Company and its subsidiaries for the fiscal years 1993 through 1995. In connection with this examination, the MDOR assessed additional taxes and interest of $5.8 million. Massachusetts general laws required the Company to pay the assessment in advance while the Company contested the assessment. The Company recovered the $5.8 million, plus interest of $2.1 million in fiscal 2002, which was recorded as interest income.

13.	Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2003, 2002, and 2001 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount

2003
Unrealized gains (losses) on investments	($2,149)	$ 768	($1,381)
Foreign currency translation adjustments	62	(21)	41

Other comprehensive income (loss)	($2,087)	$ 747	($1,340)

2003
Unrealized gains (losses) on investments	($3,641)	$ 1,327	($2,314)
Foreign currency translation adjustments	2	(1)	1

Other comprehensive income (loss)	($3,639)	$ 1,326	($2,313)

2001
Unrealized gains (losses) on investments	($ 532)	$ 237	($ 295)

Other comprehensive income (loss)	($ 532)	$ 237	($ 295)

During the years ended October 31, 2003, 2002, and 2001, the Company reclassified gains and (losses) of $2.7 million, $0.9 million and ($1.6) million, respectively, from other comprehensive income to net income as gains and losses were realized upon the sale of available-for-sale securities.

Accumulated other comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income at October 31, 2003, and 2002 are as follows:

(in thousands)	2003	2002

Unrealized gains (losses) on investments, net of tax	$1,203	$2,584
Foreign currency translation adjustments, net of tax	42	1

Total	$1,245	$2,585

14.	Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the years ended October 31, 2003, 2002 and 2001:

(in thousands, except per share data)	2003	2002	2001

Net income	$106,123	$121,057	$116,020

Weighted-average shares outstanding – basic	68,916	69,151	68,750
Incremental common shares from stock options
and restricted stock awards	1,459	2,261	3,566

Weighted-average shares outstanding – diluted	70,375	71,412	72,316

Earnings per share:
Basic	$ 1.54	$ 1.75	$ 1.69

Diluted	$ 1.51	$ 1.70	$ 1.60

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 105,000, 45,000 and 4,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

15.	Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments as of October 31, 2003 and 2002:

	2003		2002
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investments:
Sponsored funds	$ 14,303	$ 14,303	$ 62,712	$ 62,712
Short-term debt securities	103,129	103,129	—	—
Collateralized debt obligation entities	15,766	15,766	13,228	13,228
Other investments	7,776	7,776	7,928	7,928

Total	$140,974	$140,974	$ 83,868	$ 83,868

Notes receivable from stock option
exercises	$ 2,995	$ 2,995	$ 3,530	$ 3,530

Long-term debt	$118,736	$122,485	$124,118	$124,145

Assumptions used in the determination of fair value have been described in Notes 5, 7 and 9.

16.	Regulatory Requirements

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $20.5 million, which exceeds its minimum net capital requirement of $0.9 million at October 31, 2003. The ratio of aggregate indebtedness to net capital at October 31, 2003 was .63-to-1.

17.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The portfolios and related funds that provided over 10 percent of the total revenue of the Company are as follows:

(dollar figures in thousands)	2003	2002	2001

Tax-Managed Growth Portfolio and related funds:
Investment adviser and administration fees,
underwriting commissions, distribution
plan payments, contingent deferred sales
charges and service fees	$ 161,544	$ 180,244	$ 188,484
Percent of revenue	30.9%	34.5%	37.5%

Senior Debt Portfolio and related funds:
Investment adviser and administration fees,
distribution fees, early withdrawal
charges and service fees	$ 45,519	$ 65,885	$ 93,181
Percent of revenue	8.7%	12.6%	18.5%

18.	Comparative Quarterly Financial Information (Unaudited)

	2003

(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Full Year

Total revenue	$124,934	$120,876	$133,904	$143,419	$523,133
Operating income	$ 38,388	$ 38,616	$ 40,872	$ 45,268	$163,144
Net income	$ 25,909	$ 25,014	$ 26,527	$ 28,673	$106,123
Earnings per share:
Basic	$ 0.37	$ 0.36	$ 0.39	$ 0.42	$ 1.54
Diluted	$ 0.37	$ 0.36	$ 0.38	$ 0.41	$ 1.51

	2002

(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Forth Quarter	Full Year

Total revenue	$135,670	$132,824	$130,673	$123,818	$522,985
Operating income	$ 49,518	$ 49,926	$ 46,406	$ 38,073	$183,923
Net income	$ 33,193	$ 32,835	$ 31,181	$ 23,848	$121,057
Earnings per share:
Basic	$ 0.48	$ 0.47	$ 0.45	$ 0.35	$ 1.75
Diluted	$ 0.46	$ 0.46	$ 0.44	$ 0.34	$ 1.70

Independent Auditors’ Report

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and its subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 12, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2003, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth the name, age and positions of each of the Company’s directors and executive officers at October 31, 2003:

Name	Age	Position

James B. Hawkes	61	Chairman of the Board, President and Chief Executive Officer
John G.L. Cabot	68	Director
Leo I. Higdon, Jr.	57	Director
John M. Nelson	72	Director
Vincent M. O’Reilly	65	Director
Ralph Z. Sorenson	70	Director
Thomas E. Faust Jr.	45	Director, Executive Vice President and Chief Investment Officer
Jeffrey P. Beale	47	Vice President and Chief Administrative Officer
Alan R. Dynner	63	Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton	37	Vice President and Chief Accounting Officer
William M. Steul	61	Vice President, Treasurer and Chief Financial Officer
Wharton P. Whitaker	58	Vice President and Chief Sales and Marketing Officer

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

Mr. Hawkes was elected President and Chief Executive Officer in October 1996 and Chairman of the Board in October 1997. He was Executive Vice President of the Company from January 1990 to October 1996 and a Vice President of the Company from June 1975 to January 1990. He has been a Director since January 1982. Mr. Hawkes serves as Chairman of the Executive Committee and as a member of the Nominating and Governance Committees established by the Company’s Board of Directors. He is also Chairman of the Company’s Management Committee. Mr. Hawkes is an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Cabot has served as a Director of the Company since March 1989. He is Chairman of the Nominating Committee and serves as a member of the Audit and Governance Committees established by the Company’s Board of Directors. Mr. Cabot is also a Director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He serves as a member of the Compensation, Option, and Governance Committees established by the Company’s Board of Directors. Mr. Higdon has served as the President of the College of Charleston since September of 2001. Prior to joining the College of Charleston, he served as the President of Babson College and as Dean of Business Administration at the Darden Graduate School of Business Administration at the University of Virginia. Mr. Higdon is also a Director of Crompton Corporation and Newmont Mining.

Mr. Nelson has served as a Director of the Company since January 1998. He is Chairman of the Governance Committee and serves as a member of the Compensation, Option and Nominating Committees established by the Company's Board of Directors. Mr. Nelson is a Director of BNS Corporation and Commerce Holdings Inc.

Mr. O’Reilly has served as a Director of the Company since April 1998. He is Chairman of the Audit Committee and serves as a member of the Executive, Nominating and Governance Committees established by the Company's Board of Directors. Mr. O’Reilly serves as a faculty member at the Carroll Graduate School of Management at Boston College. He was formerly a partner of Coopers and Lybrand. Mr. O'Reilly serves as a Director of the Neiman Marcus Group and Teradyne, Inc.

Dr. Sorenson has served as a Director of the Company since March 1989. He is Chairman of both the Compensation and Option Committees and serves as a member of the Audit and Governance Committees established by the Company's Board of Directors. Dr. Sorenson serves as Managing General Partner of the Sorenson Limited Partnership, a venture investment partnership, and is President Emeritus of Babson College and Professor Emeritus of the University of Colorado. Dr. Sorenson also serves as a Director of Whole Foods Market, Inc.

Mr. Faust was elected a Director of the Company in January 2002 and has been Chief Investment Officer and Executive Vice President since January 2000. He served as head of the Company’s equity investment group from February 1995 to October 2001 and was a Vice President of the Company from December 1987 to January 2000. Mr. Faust serves as a member of the Executive and Governance Committees established by the Company’s Board of Directors and as a member of the Company’s Management Committee.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Prior to joining the Company, he was a Senior Vice President of Putnam Investments from December 1997 to June 1998. Mr. Beale was a Vice President of the Company from May 1992 to December 1997. Mr. Beale is a member of the Company’s Management Committee.

Mr. Dynner has been Vice President and Chief Legal Officer of the Company since November 1996 and Secretary of the Company since January 2000. Prior to joining the Company, Mr. Dynner was a senior partner with the law firm of Kirkpatrick & Lockhart LLP in its New York and Washington, D.C. offices. Mr. Dynner is a member of the Company’s Management Committee. He is an officer of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Steul has been Vice President, Treasurer and Chief Financial Officer of the Company since December 1994. Mr. Steul is a member of the Company’s Management Committee.

Mr. Whitaker has been Vice President and Chief Sales and Marketing Officer of the Company since January 2002, and has been the President of Eaton Vance Distributors, Inc., since November 1991. He was Executive Vice President and National Sales Director of Eaton Vance Distributors, Inc., from June 1987 to October 1991. Mr. Whitaker is a member of the Company’s Management Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, during fiscal 2003 all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2003.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and complies with the criteria provided in SEC rules. The Code of Ethics is available by calling Investor Relations at 617-482-8260.

Audit Committee

The Audit Committee assists the Company’s Board of Directors in its over sight of the quality and integrity of the accounting, audit and reporting practices of the Company. The Audit Committee’s role includes discussing with management the Company’s processes to manage business and financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management, the internal auditor, and the independent auditor in carrying out its oversight responsibilities. The specific responsibilities in carrying out the Audit Committee’s oversight role are delineated in the Audit Committee Charter, which is attached as Exhibit 99.2 to this Form 10-K.

The Audit Committee of the Board of Directors consists of John G.L. Cabot, Vincent M. O’Reilly and Ralph Z. Sorenson. Vincent M. O’Reilly serves as Chairman. Each member of the audit committee is independent as defined under the New York Stock Exchange rules. The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

   Item 11. Executive Compensation

(A) Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the “named executive officers”).

					Long Term Compensation

		Annual Compensation			Awards
				Other Annual Compen- sation (1)
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Award (2)	Securities Underlying Options	All Other Compen- sation (3)

		($)	($)	($)	($)	($)	($)

James B. Hawkes	2003	600,000	2,300,000	5,633	—	196,200	30,000
President and Chief	2002	600,000	2,300,000	6,578	—	173,600	30,000
Executive Officer	2001	602,000	3,125,000	4,090	—	160,000	30,000

Thomas E. Faust Jr.	2003	400,000	2,070,000	28,622	—	157,000	31,040
Executive Vice	2002	407,000	2,070,000	29,579	—	138,900	30,000
President and Chief	2001	407,000	2,812,500	38,348	—	125,000	30,000
Investment Officer

Alan R. Dynner	2003	280,000	475,000	5,633	—	39,200	31,040
Vice President and	2002	280,000	450,000	6,579	—	34,700	30,000
Chief Legal Officer	2001	280,000	610,000	7,174	—	30,000	30,000

William M. Steul	2003	280,000	450,000	—	—	39,200	31,040
Vice President and	2002	280,000	450,000	—	—	34,700	30,000
Chief Financial Officer	2001	280,000	610,000	6,203	—	30,000	30,000

Wharton P. Whitaker	2003	263,000	1,482,551	5,633	—	39,200	31,040
Vice President and	2002	263,000	1,170,155	5,192	—	34,700	30,000
Chief Sales and	2001	263,000	1,161,104	7,184	—	30,000	30,000
Marketing Officer

(1)

The amounts appearing under “Other Annual Compensation” represent the discount on the purchase of the Company’s stock under the Company’s Employee Stock Purchase Plan and Incentive Plan-Stock Alternative.

(2)

Mr. Faust had aggregate restricted stock holdings of 32,002 shares with a market value of $1,115,945 at October 31, 2003. Shares vest over five to seven years from the date of grant. The Company expects 32,002 shares to vest over the next two years. Dividends are paid on restricted stock awards.

(3)	The amounts appearing under “All Other Compensation” represent contributions by the Company to the Company’s profit sharing plans, supplemental profit sharing and 401(k) Plans.

(B) Option Grants in Last Fiscal Year

The following table summarizes stock option grants during 2003 to the named executive officers:

	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name					5% ($)	10% ($)

James B. Hawkes	192,764	7.4%	$29.10	11/1/2012	3,527,742	8,939,991
	3,436	0.1%	$32.01	11/1/2007	17,626	51,045
Thomas E. Faust Jr.	153,564	5.9%	$29.10	11/1/2012	2,810,349	7,121,977
	3,436	0.1%	$32.01	11/1/2007	17,626	51,045
Alan R. Dynner	35,764	1.4%	$29.10	11/1/2012	654,511	1,658,659
	3,436	0.1%	$32.01	11/1/2007	17,626	51,045
William M. Steul	35,764	1.4%	$29.10	11/1/2012	654,511	1,658,659
	3,436	0.1%	$32.01	11/1/2007	17,626	51,045
Wharton P. Whitaker	35,764	1.4%	$29.10	11/1/2012	654,511	1,658,659
	3,436	0.1%	$32.01	11/1/2007	17,626	51,045

(1)

Amounts calculated using 5 percent and 10 percent assumed annual rates of stock price appreciation represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s stock and the dates on which the options are exercised.

(C) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock options exercised during 2003 and stock options held as of October 31, 2003 by the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (1)

Name	(#)	($)	Exercisable (#)	Un- exercisable (#)	Exercisable ($)	Un- exercisable ($)

James B. Hawkes	8,710	197,493	286,530	474,560	4,951,565	3,719,262
Thomas E. Faust Jr	77,510	1,582,350	181,590	370,600	2,934,293	2,819,894
Alan R. Dynner	—	—	68,230	105,670	1,218,283	971,469
William M. Steul	8,710	178,130	56,720	105,670	948,820	971,469
Wharton P. Whitaker	11,510	235,163	56,720	105,670	948,820	971,469

(1)	Based on the fair market value of the Company’s Non-Voting Common stock on October 31, 2003 ($34.88) as reported on the New York Stock Exchange, less the option exercise price.

(D) Compensation of Directors

Directors not otherwise employed by the Company receive a retainer of $7,500 per quarter, $1,500 per Directors’ meeting, and $1,000 per committee meeting. Directors serving as Chairmen of the Audit and Compensation Committees receive an additional retainer of $500 per quarter. During the fiscal year ended October 31, 2003, John M. Nelson, Jr., Leo Higdon, John G.L. Cabot, Ralph Z. Sorenson and Vincent M. O’Reilly received $37,000, $38,500, $42,500, $45,500, and $51,500, respectively. In addition, each Director was granted options for 6,000 shares.

(E) Compensation Committee Interlocks and Insider Participation

There are no compensation committee interlocks or insider participation.

Item  12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(A) Common Stock

All outstanding shares of the Company’s Voting Common Stock, $0.0078125 par value (which is the only class of the Company’s stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of October 31, 2003), James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer. The Voting Trust has a term that expires on October 31, 2006. The Voting Trustees have unrestricted voting rights to elect the Company’s directors. At October 31, 2003, the Company had outstanding 154,880 shares of Voting Common Stock. Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2003, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 154,880 shares of the Voting Common Stock then outstanding:

Title of Class	Name	Number of Shares of Voting Common Stock Covered by Receipts	% of Class

Voting Common Stock	James B. Hawkes	37,120	24%
Voting Common Stock	Thomas E. Faust Jr.	27,906	18%
Voting Common Stock	Alan R. Dynner	18,558	12%
Voting Common Stock	William M. Steul	18,558	12%
Voting Common Stock	Wharton P. Whitaker	18,558	12%
Voting Common Stock	Thomas J. Fetter	7,746	5%
Voting Common Stock	Duncan W. Richardson	7,746	5%
Voting Common Stock	Jeffrey P. Beale	4,672	3%
Voting Common Stock	Scott H. Page	4,672	3%
Voting Common Stock	Payson F. Swaffield	4,672	3%
Voting Common Stock	Michael W. Weilheimer	4,672	3%

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

(B) Non-Voting Common Stock

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.0078125 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2003, the officers and Directors of the Company, as a group, beneficially owned 5,988,969 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 8.54% percent of the 68,250,464 shares then outstanding plus 1,201,637 shares subject to options exercisable within 60 days and 658,377 held in the trust of the Stock Option Income Deferral Plan based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company’s Non-Voting Common Stock (including, as noted unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2003 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)		Percentage of Class (b)

Non-Voting Common Stock	Landon T. Clay	8,560,423		12.54
Non-Voting Common Stock	James B. Hawkes	2,903,432	(c)(d)(f)	4.23
Non-Voting Common Stock	Thomas E. Faust Jr.	1,086,737	(c)(f)	1.59
Non-Voting Common Stock	Wharton P. Whitaker	773,790	(c)(f)	1.13
Non-Voting Common Stock	William M. Steul	360,188	(c)(f)	0.53
Non-Voting Common Stock	Alan R. Dynner	285,792	(c)	0.42
Non-Voting Common Stock	John G.L. Cabot	218,160	(c)(e)	0.32
Non-Voting Common Stock	Ralph Z. Sorenson	88,992	(c)	0.13
Non-Voting Common Stock	John M. Nelson	24,600	(c)	0.04
Non-Voting Common Stock	Vincent M. O’Reilly	11,875	(c)	0.02
Non-Voting Common Stock	Leo I. Higdon	11,391	(c)	0.02

(a)	Based solely upon information furnished by the individuals.

(b)

Based on 68,250,464 outstanding shares plus options exercisable within 60 days of 417,130 for Mr. Hawkes, 282,410 for Mr. Faust, 103,720 for Mr. Dynner, 92,210 for Mr. Whitaker, 92,210 for Mr. Steul, 16,600 for Mr. Nelson, Mr. Cabot, and Mr. Sorenson, 10,638 for Mr. O’Reilly, and 9,391 for Mr. Higdon.

(c)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

(d)	Includes 93,160 shares owned by Mr. Hawkes' spouse and 61,349 shares held by Mr. Hawkes' daughter.

(e)	Includes 32,000 shares held in a family limited partnership.

(f)

Includes shares held in the trust of the Stock Option Income Deferral Plan of 474,611 shares for Mr. Hawkes, 111,540 shares for Mr. Faust, 41,151 shares for Mr. Steul, and 31,075 shares for Mr. Whitaker.

Item 13. Certain Relationships and Related Transactions

(C) Indebtedness of Management

The Company has established an Employee Loan Program under which a maximum of $10 million is available to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of stock options for shares of the Company’s Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 7.1 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. The Company ceased making new loans under a previous loan program to executive officers and Directors in conformity with a federal law effective July 30, 2002. Loans outstanding under this program amounted to $3.0 million at October 31, 2003.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan program at any time since November 1, 2002, in an aggregate amount in excess of $60,000:

	Largest Amount of Loans Outstanding Since 11/1/2002	Loans Outstanding as of 10/31/03	Rate of Interest Charged on Loans as of 12/31/2002

Alan Dynner	$499,865	$499,865	4.96% - 4.98%	(1)
James B. Hawkes	$361,330	$326,081	4.83% - 6.77%	(2)
Laurie G. Hylton	$102,688	$102,688	4.30% - 5.21%	(3)
Jeffrey P. Beale	$ 86,016	$ 86,016	4.30%

(1)	4.96% interest payable on $399,940 principal amount and 4.98% interest payable on $99,925 principal amount.

(2)

6.77% interest payable on $70,000 principal amount, 4.83% interest payable on $174,798 principal amount, 6.47% interest payable on $58,266 principal amount, and 6.32% interest payable on $58,266 principal amount.

(3)	5.21% interest payable on $31,313 principal amount and 4.30% interest payable on $71,375 principal amount.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2003 and 2002 and fees billed for other services rendered by Deloitte and Touche LLP during those periods.

Year ended October 31,	2003	2002

Audit fees	$517,000	$469,000
Audit-related fees (1)	155,000	217,000
Tax fees (2)	316,000	101,000
All other fees (3)	—	57,000

Total	$988,000	$844,000

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company’s benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principals to proposed transactions.

(2)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)	Other fees consist primarily of the aggregate fees billed for professional services rendered by Deloitte & Touche LLP related to a business continuity engagement.

Beginning in fiscal 2003, the Audit Committee reviews all audit and non-audit related fees at least annually. The Audit Committee pre-approved all audit and non-audit related services in fiscal 2003. The Audit Committee had concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and independent auditors report are included under Item 8 of this Annual Report on Form 10-K.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 69 through 73 and is incorporated herein by reference.

(B) Reports on Form 8-K

The Company filed a Form 8-K with the SEC on August 20, 2003, regarding the Company’s press release of its results of operations for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/	James B. Hawkes James B. Hawkes Chairman, Director and Chief Executive Officer January 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes	Chairman, Director and	January 21, 2004
James B. Hawkes	Principal Executive Officer

/s/ William M. Steul	Chief Financial Officer	January 21, 2004
William M. Steul

/s/ Laurie G. Hylton	Chief Accounting Officer	January 21, 2004
Laurie G. Hylton

/s/ John G.L. Cabot	Director	January 21, 2004
John G.L. Cabot

/s/ Thomas E. Faust Jr.	Director	January 21, 2004
Thomas E. Faust Jr.

/s/ Leo I. Higdon	Director	January 21, 2004
Leo I. Higdon

/s/ Vincent M. O’Reilly	Director	January 21, 2004
Vincent M. O’Reilly

/s/ Ralph Z. Sorenson	Director	January 21, 2004
Ralph Z. Sorenson

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description

2.1

Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2

Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

2.4

Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 (filed herewith).

2.5

Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 (filed herewith).

2.6

Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 (filed herewith).

Exhibit	No. Description

3.1

The Company’s Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company’s registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.2

The Company’s By-Laws are filed as Exhibit 3.2 to the Company’s registration statement of Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.3

Copy of the Company’s Articles of Amendment effective at the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.4

Copy of the Company’s Articles of Amendment effective at the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.5

Copy of the Company’s Articles of Amendment effective at the close of business on July 7, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.6

Copy of the Company’s Articles of Amendment effective at the close of business on October 11, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

4.1

The rights of the holders of the Company’s Common Stock, par value $0.0078125 per share, and Non-Voting Common Stock, par value $0.0078125 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.6 above as incorporated herein by reference.

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

10.1

Copy of 1995 Executive Loan Program relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Company’s Directors on October 12, 1995, has been filed as Exhibit 10.2 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1995, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.2

Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.3

Copy of 1995 Stock Option Plan-Restatement No. 2 as adopted by the Eaton Vance Corp. Board of Directors on October 30, 1997 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.11

Copy of 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.12

Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.13

Copy of 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.14

Copy of the Credit Agreement, dated December 21, 2001, between Eaton Vance Management as borrower, Citicorp USA, Inc. as syndication agent and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.15

Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1	List of the Company’s Subsidiaries as of October 31, 2002 (filed herewith).

23.1	Independent Auditors’ Consent (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

99.2	Copy of the Audit Committee Charter (filed herewith).