Form 10-Q
period 2004-01-31
EATON VANCE CORP
filed 2004-03-10
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

Commission file no. 1-8100

EATON VANCE CORP.
 (Exact name of registrant as specified in its charter)

MARYLAND	04-2718215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 STATE STREET, BOSTON, MASSACHUSETTS 02109

(617) 482-8260
(Registrant’s telephone number, including area code)

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

     Shares outstanding as of January 31, 2004:
          Voting Common Stock – 154,880 shares
          Non-Voting Common Stock – 67,993,447 shares

Page 1 of 37 pages

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

	January 31, 2004	October 31, 2003

	(in thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$132,105	$138,328
Short-term investments	130,527	104,484
Investment adviser fees and other receivables	30,116	25,922
Other current assets	23,744	3,583

Total current assets	316,492	272,317

OTHER ASSETS:
Deferred sales commissions	191,228	199,322
Goodwill	88,979	88,879
Other intangible assets, net	45,680	46,193
Long-term investments	37,891	36,490
Equipment and leasehold improvements, net	11,925	12,411
Other assets	3,010	3,090

Total other assets	378,713	386,385

Total assets	$695,205	$658,702

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Balance Sheets (unaudited) (continued)

	January 31, 2004	October 31, 2003

	(in thousands, except share figures)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued compensation	$15,892	$35,339
Accounts payable and accrued expenses	20,717	23,822
Dividend payable	8,157	8,189
Current portion of long-term debt	7,143	7,143
Other current liabilities	6,860	8,302

Total current liabilities	58,769	82,795

LONG-TERM LIABILITIES:
Long-term debt	119,180	118,736
Deferred income taxes	67,401	33,203

Total long-term liabilities	186,581	151,939

Total liabilities	245,350	234,734

Minority interest	26,165	7,691

Commitments and contingencies	-	-

SHAREHOLDERS’ EQUITY:
Common stock, par value $0.0078125 per share:
Authorized, 640,000 shares
Issued, 154,880 shares	1	1
Non-voting common stock, par value $0.0078125 per share:
Authorized, 95,360,000 shares
Issued, 67,993,447 and 68,250,464 shares, respectively	531	533
Notes receivable from stock option exercises	(3,034)	(2,995)
Deferred compensation	(3,600)	(1,000)
Accumulated other comprehensive income	1,813	1,245
Retained earnings	427,979	418,493

Total shareholders’ equity	423,690	416,277

Total liabilities and shareholders’ equity	$695,205	$658,702

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
	2004	2003

	(in thousands, except per share figures)
REVENUE:
Investment adviser and administration fees	$93,750	$69,074
Distribution and underwriter fees	39,876	37,005
Service fees	21,909	17,925
Other revenue	1,438	930

Total revenue	156,973	124,934

EXPENSES:
Compensation of officers and employees	37,499	26,403
Amortization of deferred sales commissions	20,763	21,394
Service fee expense	18,632	15,273
Distribution fee expense	18,779	12,419
Other expenses	11,197	11,057

Total expenses	106,870	86,546

OPERATING INCOME	50,103	38,388

OTHER INCOME (EXPENSE):
Interest income	788	1,531
Interest expense	(1,651)	(1,433)
Gain on investments	5	1,874
Foreign currency loss	(18)	(95)
Equity in net income (loss) of affiliates	15	(226)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	49,242	40,039

INCOME TAXES	17,727	14,013
MINORITY INTEREST, NET OF TAX	702	117

NET INCOME	$30,813	$25,909

EARNINGS PER SHARE:
Basic	$0.45	$0.37

Diluted	$0.44	$0.37

DIVIDENDS DECLARED, PER SHARE	$0.12	$0.08

Weighted average common shares outstanding	68,196	69,163

Weighted average common shares outstanding assuming dilution	70,336	70,495

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
	2004	2003

	(in thousands)

Cash and cash equivalents, beginning of period	$138,328	$144,078

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	30,813	25,909
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of investments	(158)	(1,874)
Equity in net (income) loss of affiliate	(15)	226
Minority interest	1,097	180
Translation adjustment	75	23
Interest on long-term debt	529	522
Deferred income taxes	33,964	(5,690)
Tax benefit of stock option exercises	733	228
Compensation related to restricted stock issuance	400	275
Depreciation and other amortization	1,639	1,323
Amortization of deferred sales commissions	20,763	21,394
Payment of capitalized sales commissions	(17,915)	(17,287)
Contingent deferred sales charges received	5,246	6,903
Proceeds from the sale of trading investments	14,799	-
Purchase of trading securities	(40,702)	-
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(4,193)	(5,103)
Other current assets	(20,351)	2,754
Other assets	115	73
Accrued compensation	(19,447)	(22,425)
Accounts payable and accrued expenses	(3,105)	969
Other current liabilities	(1,442)	15,425

Net cash provided by operating activities	2,845	23,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and leasehold improvements	(414)	(280)
Net (increase) decrease in notes receivable from affiliates	(39)	240
Proceeds from sale of available-for-sale investments	365	9,241
Purchase of available-for-sale investments	(1,157)	(52,731)
Purchase of management contracts	(225)	(312)

Net cash used for investing activities	(1,470)	(43,842)

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January,
	2004	2003

	(in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority shareholders	(611)	(95)
Proceeds from the issuance of non-voting common stock	5,487	5,491
Repurchase of non-voting common stock	(22,265)	(9,410)
Dividend paid	(8,197)	(5,522)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	32,018	-
Redemption of mutual fund subsidiary’s capital stock	(14,030)	-

Net cash used for financing activities	(7,598)	(9,536)

Net decrease in cash and cash equivalents	(6,223)	(29,553)

Cash and cash equivalents, end of period	$132,105	$114,525

SUPPLEMENTAL INFORMATION:
Interest paid	$79	$79

Income taxes paid (refunded)	$2,023	$(140)

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (the Company) include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) Principles of Consolidation

The accompanying financial statements include the accounts of Eaton Vance Corp. and its wholly and majority owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent and provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

(3) Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN No. 46”), which addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”). FIN No. 46 defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. FIN No. 46 is effective for the Company’s quarter ending January 31, 2004.

The Company’s adoption of FIN No. 46 did not have a material effect on the consolidated results of operations or the consolidated financial position of the Company. The Company has determined that it is not required to consolidate at January 31, 2004 any of the VIEs in which it holds a variable interest.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Goodwill and Other Intangibles

The additions to goodwill during the three months ended January 31, 2004 reflect additional direct costs recognized in conjunction with the acquisition of Parametric Portfolio Associates (PPA) on September 10, 2003.

The following is a summary of other intangible assets at January 31, 2004:

January 31, 2004 (dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortized intangible assets:
Client relationships acquired	16.6	$ 49,411	$ 5,042
Non-amortized intangible assets:
Mutual fund management contract acquired	-	1,311	-

Total		$ 50,722	$ 5,042

The additions to amortized intangible assets of $0.2 million during the three months ended January 31, 2004 reflect management contracts acquired by one of the Company’s majority owned subsidiaries.

(5) Investments

The following is a summary of investments at January 31, 2004:

(in thousands)	January 31, 2004

Short-term investments:
Sponsored funds	$1,363
Short-term debt securities	129,164

Total	$130,527

Long-term investments:
Sponsored funds	$14,553
Collateralized debt obligation entities	15,547
Investment in affiliates	6,872
Other investments	919

Total	$37,891

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Debt

The following is a summary of the carrying value of long-term debt at January 31, 2004:

(in thousands)	January 31, 2004

6.22% senior notes due 2004	$7,143
1.5% zero-coupon exchangeable senior notes due 2031	119,180

Total	126,323
Less: current maturities	(7,143)

Total long-term debt	$119,180

(7) Stock-Based Compensation Plans

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the three months ended January 31, 2004 and 2003 would have been reduced to the following pro forma amounts:

	For the three months ended January 31,
	2004	2003

(in thousands, except per share figures)

Net income as reported	$30,813	$25,909
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	256	176
Deduct:Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,790)	(3,144)

Pro forma net income	$26,279	$22,941

Earnings per share:
Basic – as reported	$0.45	$0.37

Basic – pro forma	$0.38	$0.33

Diluted – as reported	$0.44	$0.37

Diluted – pro forma	$0.37	$0.33

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of each option grant included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the three months ended January 31, 2004 and 2003:

	January 31,
	2004	2003

Dividend yield	1.27%	1.53%
Volatility	30%	31%
Risk-free interest rate	4.1%	4.2%
Expected life of options	8 years	8 years

Restricted Stock Plan

In the first quarter of fiscal 2004, 85,665 shares were issued pursuant to the plan.  No such shares were issued in the first quarter of fiscal 2003.  Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period.  The Company recorded compensation expense of $0.4 million and $0.3 million for the three months ended January 31, 2004 and 2003, respectively.

(8) Common Stock Repurchases

On October 22, 2003, the Company’s Board of Directors authorized the purchase by the Company of up to 4.0 million shares of the Company’s non-voting common stock.  In the first three months of fiscal 2004, the Company purchased 0.6 million shares of its non-voting common stock under this share repurchase authorization.  Approximately 3.2 million shares remain under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital.  For purposes of this rule, EVD had net capital of $19.9 million, which exceeded its minimum net capital requirement of $1.0 million at January 31, 2004.  The ratio of aggregate indebtedness to net capital at January 31, 2004 was .76 to 1.

(10) Income Taxes

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income.  The Company’s effective tax rate for the quarter ending January 31, 2004 and 2003 was 36 percent and 35 percent, respectively.  The change in tax rate is primarily due to increased state tax rates.

Effective January 1, 2004, deferred income taxes related to deferred sales commissions are required to be deducted for tax purposes at the time of payment.  The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid on or after November 1, 2003 and retroactively to 12b-1 commissions capitalized during fiscal 2003 and 2002.  From January 1, 2001 to November 1, 2003, commission payments were capitalized for tax purposes and deducted over their useful lives.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.7 million and $0.2 million for the three months ended January 31, 2004 and 2003.  Such benefit has been reflected in shareholders’ equity.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or (loss), net of tax. The components of comprehensive income (loss) at January 31, 2004 and 2003 are as follows:

	January 31,
(in thousands)	2004	2003

Net income	$30,813	$25,909
Net unrealized gain (loss) on available-for-sale securities, net of income tax (benefit) of $273 and ($976), respectively	521	(1,713)
Foreign currency translation adjustments, net of income taxes of ($29) and ($9)	47	14

Comprehensive income	$31,381	$24,210

(12) Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Competitive Conditions and Risk Factors” section of this Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

General

The Company’s principal business is creating, marketing and managing investment companies (“funds”) and providing investment management and counseling services to institutions and individuals. The Company distributes its funds through third-party broker/dealers, independent financial institutions and investment advisers.

The Company’s revenue is primarily derived from investment adviser, administration, distribution and service fees received from the Eaton Vance funds and investment adviser fees received from separate accounts. Fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period that the Company manages these assets. The Company’s major expenses are employee compensation, the amortization of deferred sales commissions and distribution and service fee expenses.

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $83.6 billion on January 31, 2004 were 50 percent higher than the $55.8 billion reported a year earlier. The Company experienced asset growth in every asset category in the first quarter of fiscal 2004, reflecting recovering equity markets, successful closed-end fund offerings, and strong net sales of the Company’s open-end mutual funds.

Equity fund assets represented 52 percent of total fund assets under management at January 31, 2004, up from 50 percent at January 31, 2003. Fixed income fund assets (including money market fund assets) represented 30 percent of total fund assets under management at January 31, 2004, down from 34 percent a year ago. Floating-rate income fund assets represented 18 percent of total fund assets under

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (continued)

management at January 31, 2004, up from 16 percent a year ago. The shift in fund asset mix from fixed income fund assets to equity and bank loan fund assets reflects investor response to recovering equity markets and investor fears about rising interest rates. The following table summarizes ending assets under management by investment objective at January 31, 2004 and 2003:

Ending Assets Under Management by Investment Objective

	January 31,

(in billions)	2004	2003	2004 vs. 2003

Equity funds	$33.2	$22.4	48%
Fixed income funds	18.2	14.6	25%
Floating-rate income funds	11.2	7.3	53%
Money market funds	0.5	0.6	-17%

Total fund assets	63.1	44.9	41%
HNW* and institutional accounts	16.3	9.9	65%
Retail managed accounts	4.2	1.0	320%

Total separate account assets	20.5	10.9	88%

Total	$83.6	$55.8	50%

*High-net-worth (“HNW”)

The Company had positive net inflows in both long-term funds and separate accounts in the quarter ending January 31, 2004.  The following table summarizes the asset flows for the three months ending January 31, 2004 and 2003:

(The remainder of this page is intentionally left blank.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asset Flows

	For the Three Months Ended January 31,

(in billions)	2004	2003	2004 vs. 2003

Equity fund assets – beginning	$28.9	$22.9	26%
Sales/inflows	3.4	0.7	386%
Redemptions/outflows	(0.7)	(0.7)	NM *
Exchanges	-	-	NM
Market value change	1.6	(0.5)	NM

Equity fund assets – ending	33.2	22.4	48%

Fixed income fund assets – beginning	17.8	13.3	34%
Sales/inflows	0.8	1.6	-50%
Redemptions/outflows	(0.6)	(0.4)	50%
Exchanges	(0.1)	0.1	NM
Market value change	0.3	-	NM

Fixed income fund assets – ending	18.2	14.6	25%

Floating-rate income fund assets – beginning	9.5	7.7	23%
Sales/inflows	2.0	0.2	900%
Redemptions/outflows	(0.3)	(0.5)	-40%
Exchanges	-	(0.1)	NM
Market value change	-	-	NM

Floating-rate income fund assets – ending	11.2	7.3	53%

Long-term fund assets – beginning	56.2	43.9	28%
Sales/inflows	6.2	2.5	148%
Redemptions/outflows	(1.6)	(1.6)	NM
Exchanges	(0.1)	-	NM
Market value change	1.9	(0.5)	NM

Long-term fund assets – ending	62.6	44.3	41%

Separate accounts – beginning	18.4	10.8	70%
Inflows – HNW and institutional	1.1	0.6	83%
Outflows – HNW and institutional	(0.3)	(0.5)	-40%
Inflows – retail managed account	0.5	0.3	67%
Outflows – retail managed account	(0.2)	-	NM
Market value change	1.0	(0.3)	NM

Separate accounts – ending	20.5	10.9	88%

Money market fund assets – ending	0.5	0.6	-17%

Assets under management – ending	$83.6	$55.8	50%

*Not meaningful (“NM”)

Net inflows of long-term fund assets in the first quarter of fiscal 2004 were $4.6 billion compared to $0.9 billion in the first quarter of fiscal 2003. Closed-end fund offerings contributed significantly to net inflows in the first fiscal quarters of both 2004 and 2003, with $3.2 billion in closed-end fund assets added in the first quarter of fiscal 2004 and $0.7 billion added in the first quarter of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluding closed-end fund offerings, other net inflows totaled $1.4 billion and $0.2 billion in the first quarter of fiscal 2004 and 2003, respectively. The increase in other net inflows in the first quarter of fiscal 2004 primarily reflects a 79 percent increase in open-end mutual fund sales offset by a 1 percent increase in open-end mutual fund redemptions.  As a result of market value changes, long-term fund assets increased by $1.9 billion in the first quarter of fiscal 2004, following a decline of $0.5 billion in the first quarter of fiscal 2003.

Net inflows of separate account assets under management were $1.1 billion in the first quarter of fiscal 2004, up from $0.4 billion in the first quarter of fiscal 2003. Net inflows in separate account assets in fiscal 2004 reflect the expansion of the Company’s product line resulting from the acquisitions of Atlanta Capital Management Company, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox”) in September of 2001 and Parametric Portfolio Associates (“Parametric”) in September of 2003 and an increase in the number of retail managed account programs in which the Company participates. As a result of market value changes, separate account assets increased by $1.0 billion in the first quarter of fiscal 2004, following a decline of $0.3 billion in the first quarter of fiscal 2003.

The Company currently sells its sponsored mutual funds under four primary pricing structures: 1) front-end load commission (“Class A”); 2) spread-load commission (“Class B”); 3) level-load commission (“Class C”); and 4) institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The increase in ending assets under management at January 31, 2004 compared to January 31, 2003 was primarily a result of strong Class A share sales and record closed-end fund offerings, as well as growth in separate account assets due primarily to the acquisition of Parametric. The following table summarizes ending assets under management by asset class at January 31, 2004 and 2003:

Ending Assets Under Management by Asset Class

	January 31,

(in billions)	2004	2003	2004 vs. 2003

Class A*	$9.5	$6.2	53%
Class B**	13.3	12.5	6%
Class C***	6.6	5.2	27%
Private funds	16.1	13.2	22%
Closed-end funds	12.5	4.7	166%
Other	5.1	3.1	65%

Total fund assets	63.1	44.9	41%
HNW and institutional accounts	16.3	9.9	65%
Retail managed accounts	4.2	1.0	320%

Total separate account assets	20.5	10.9	88%

Total	$83.6	$55.8	50%

*	Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.
**	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
***	Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Average Assets Under Management by Asset Class

	January 31,

(in billions)	2004	2003	2004 vs. 2003

Class A*	$8.8	$6.3	40%
Class B **	13.1	12.7	3%
Class C ***	6.4	5.3	21%
Private funds	15.6	13.5	16%
Closed-end funds	10.6	4.3	147%
Other	5.0	3.1	61%

Total fund assets	59.5	45.2	32%
HNW and institutional accounts	15.6	10.2	53%
Retail managed accounts	3.8	0.9	322%

Total separate account assets	19.4	11.1	75%

Total	$78.9	$56.3	40%

*	Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.
**	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
***	Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

Results of Operations

Revenue

	For the Three Months Ended January 31,

(in thousands)	2004	2003	2004 vs. 2003

Investment adviser and administration fees	$93,750	$69,074	36%
Distribution and underwriter fees	39,876	37,005	8%
Service fees	21,909	17,925	22%
Other revenue	1,438	930	55%

Total revenue	$156,973	$124,934	26%

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

The increase in investment adviser and administration fees of 36 percent in the first quarter of fiscal 2004 can be attributed to a 40 percent increase in average assets under management, tempered by a modest reduction in the Company’s effective fee rate. The decrease in the effective fee rate can be attributed to the lower average fee rates of the Parametric assets acquired on September 10, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Distribution and Underwriter Fees
Distribution fees consist principally of distribution plan payments made under contractual agreements with the Company’s sponsored funds. Distribution plan payments are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C) as well as certain private funds.  These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges, and therefore underwriter commissions, are waived on sales to shareholders or intermediaries that exceed specified minimum amounts and on shares that are purchased as part of a fee-based account. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Distribution and underwriter fees increased by 8 percent in fiscal 2004, reflecting an 11 percent increase in average Class B, Class C and private assets under management and an increase in Class A shares offered with a sales charge. The increase in distribution and underwriter fees was tempered by a reduction in contingent deferred sales charge income in the first quarter of fiscal 2004, primarily due to a decrease in Class B and Class C share redemptions.

Service Fees
Service fees consist of service plan payments calculated under contractual agreements with the Company’s sponsored funds.  These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds.

Service fees increased by 22 percent in fiscal 2004, primarily reflecting a 16 percent increase in average Class A, B, C and private fund assets under management.

Other Revenue
Other revenue increased by 55 percent in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003, primarily reflecting investment income earned by two majority-owned mutual funds consolidated by the Company. The first of the two funds was consolidated in the second quarter of fiscal 2003; the second was consolidated in the first quarter of fiscal 2004. Prior to consolidation, interest income stemming from the Company’s minority interest in these entities was recognized in interest income.

Expenses

	For the Three Months Ended January 31,

(in thousands)	2004	2003	2004 vs. 2003

Compensation of officers and employees	$37,499	$26,403	42%
Amortization of deferred sales commissions	20,763	21,394	-3%
Service fee expense	18,632	15,273	22%
Distribution expense	18,779	12,419	51%
Other expenses	11,197	11,057	1%

Total expenses	$106,870	$86,546	23%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Compensation of officers and employees
Compensation expense increased by 42 percent in the first quarter of fiscal 2004 over a year ago, principally due to marketing incentives associated with sales of two new closed-end funds, increases in sales of the Company’s continuously offered funds and retail managed accounts, inclusion of Parametric employee compensation and higher operating income-based bonus accruals.

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 3 percent in the first quarter of fiscal 2004. Amortization expense is affected by ongoing sales of mutual fund Class B shares, Class C shares and equity fund private placements. The Company has experienced an overall shift in sales from Class B shares to Class A shares. As amortization expense is ultimately a function of the Company’s product mix, a shift from Class B sales to Class A sales over time may result in a further reduction in amortization expense in the future.

Service fee expense
Service fees the Company receives from sponsored mutual funds are retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 22 percent in the first quarter of fiscal 2004 over a year ago, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses (including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners).  Distribution expense increased by 51 percent in the first quarter of fiscal 2004 over a year ago, largely as a result of increases in average assets under management subject to third-party distribution and revenue sharing arrangements and an increase in Class A shares sold at net asset value.

Other expenses
Other operating expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets. Other operating expenses increased by 1 percent in the first quarter of fiscal 2004 over the same quarter a year ago, primarily because of higher travel, facilities, information technology, legal, recruiting and consulting expenses offset by a reduction in fund-related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income and Expense

	For the Three Months Ended January 31,

(in thousands)	2004	2003	2004 vs. 2003

Interest income	$788	$1,531	-49%
Interest expense	(1,651)	(1,433)	15%
Gain on investments	5	1,874	NM
Foreign currency loss	(18)	(95)	-81%
Equity in net income (loss) of affiliates	15	(226)	NM

Total other income (expense)	$(861)	$1,651	NM

Interest income decreased 49 percent in the first quarter of fiscal 2004, primarily due to the Company’s investment in and consolidation of two sponsored mutual funds. Interest and dividend income earned by consolidated funds, which invest in short-term debt instruments, is currently recorded in other revenue.

Interest expense increased 15 percent in the first quarter of fiscal 2004, primarily as a result of the recognition of additional interest expense in conjunction with the settlement of the Company’s Internal Revenue Service audits for the fiscal years ending October 31, 1999 and 2000.

Income Taxes

The Company’s effective tax rate increased to 36 percent in the first quarter of fiscal 2004 from 35 percent in the first quarter of fiscal 2003 as a  result of an increase in state tax rates.

Net Income

	For the Three Months Ended January 31,

(in thousands)	2004	2003	2004 vs. 2003

Net income	$30,813	$25,909	19%

Net income increased by 19 percent in the first quarter of fiscal 2004, reflecting increases in revenue associated with strong net sales and improving equity markets, which significantly impacted average assets under management, offset by the impact of marketing costs associated with the $3.2 billion in closed-end fund offerings completed this quarter.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of January 31, 2004 and October 31, 2003:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

(in thousands)	January 31, 2004	October 31, 2003

Balance sheet data:
Cash and cash equivalents	$132,105	$138,328
Short-term investments	130,527	104,484
Long-term investments	37,891	36,490
Deferred sales commissions	191,228	199,322

Current portion of long-term debt	7,143	7,143
Long-term debt	119,180	118,736
Deferred income taxes	67,401	33,203

	For the Three Months Ended January 31,

(in thousands)	2004	2003

Cash flow data:
Operating cash flows	$2,845	$23,825
Investing cash flows	(1,470)	(43,842)
Financing cash flows	(7,598)	(9,536)

The Company’s financial condition is highly liquid, with over a third of the Company’s assets represented by cash, cash equivalents and short-term investments.  Short-term investments consist principally of short-term debt instruments and investments in the Company’s sponsored mutual funds.  Long-term investments consist principally of seed investments in the Company’s sponsored mutual funds and minority equity investments in CDO entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 4 percent in the first quarter of fiscal 2004, primarily reflecting a decline in Class B share sales year over year. Deferred income taxes, which relate principally to deferred sales commissions, increased by 103 percent in the first quarter of fiscal 2004, reflecting a change in the treatment of deferred sales commissions for tax purposes. The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid on or after November 1, 2003 and retroactively to 12b-1 commissions capitalized during fiscal 2003 and 2002.  From January 1, 2001 to November 1, 2003, commission payments were capitalized for tax purposes and deducted over their useful lives. The change in the timing of the deduction of commission payments has had the effect of reducing current income tax payments and increasing deferred income taxes.

The following table details the Company’s future contractual obligations under its senior notes and operating lease arrangements:

Contractual Obligation	Payments due

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

6.22% senior notes due 2004	$7.1	$7.1	-	-	-
Operating leases	$32.1	$6.8	$12.4	$11.4	$1.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Excluded from the table above are Eaton Vance Management’s (“EVM’s”) zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM, the Company’s operating subsidiary, issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both. Although Note holders have the option to require EVM to repurchase Notes with an accreted value of up to $120.1 million on the next scheduled repurchase date, August 13, 2004, EVM does not expect to repurchase any of its zero-coupon exchangeable senior notes during the fiscal year ending October 31, 2004.

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

Holders of the Notes have the option to require EVM to repurchase the Notes on August 13, 2004.  Such repurchase can be paid in shares of the Company’s non-voting common stock in lieu of cash at EVM’s discretion.  As a result, the Notes have been classified as long-term in the Company’s Consolidated Balance Sheet at January 31, 2004.

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At January 31, 2004, EVM had no borrowings outstanding under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $2.8 million and $23.8 million for the quarters ended January 31, 2004 and 2003, respectively. The decrease in cash provided by operating activities in fiscal 2004 is primarily a result of the consolidation of the Company’s investment in two sponsored mutual funds that invest in short-term debt securities.  Cash flows associated with the purchase and sale of trading securities included in operating cash flows primarily represent the purchase and sale of short-term debt securities by the two consolidated funds. Cash flows associated with the Company’s investments in sponsored mutual funds that are not consolidated are accounted for in cash flows from investing activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as the Company’s equity fund private placements, increased by $0.6 million in the first quarter of fiscal 2004, primarily due to an increase in Class C share sales, partially offset by a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely decline over time if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes contributed $34.0 million to operating cash flows in the first quarter of fiscal 2004 compared to a reduction in operating cash flows of $5.7 million in the first quarter of fiscal 2003, primarily as a result of the change in the tax treatment of deferred sales commissions paid described above. The reduction in cash flows from operating activities attributed to the net change in other current assets can be attributed to the reclassification of income taxes paid in the first quarter of fiscal 2004 as a pre-paid asset in conjunction with the change in the tax treatment of deferred sales commissions.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored mutual funds and the acquisition of majority-owned subsidiaries. Cash used for investing activities totaled $1.5 million and $43.8 million in the first quarters of fiscal 2004 and 2003, respectively,

On September 30, 2001, the Company acquired 70 percent of Atlanta Capital for an aggregate initial payment of $75.0 million, consisting of cash of $60.0 million and Eaton Vance Corp. non-voting common stock valued at $15.0 million. Atlanta Capital’s principals will continue to hold 30 percent of the equity of Atlanta Capital through December 31, 2004. Beginning in calendar 2005, Atlanta Capital’s principals will have the right to sell and the Company will have the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before taxes (a measure that is intended to approximate fair market value) in those years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries will likely be a significant use of cash in the future.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Cash used for financing activities totaled $7.6 million and $9.5 million for the first quarters of fiscal 2004 and 2003, respectively.

The Company repurchased a total of 614,000 shares of its non-voting common stock for $22.3 million in the first quarter of fiscal 2004 under its authorized repurchase program and issued 278,00 shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $5.5 million. The Company has authorization to purchase an additional 3.2 million shares under its present share repurchase authorization program and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.12 per share in the first quarter of fiscal 2004 compared to $0.08 per share in the first quarter of fiscal 2003. The Company increased its annual dividend in the third quarter of fiscal 2003 by 50 percent to $0.12 per share in response to a decrease in the federal income tax rate on qualifying dividend income of individual taxpayers.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Deferred Income Taxes
Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Such deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. As noted above, new IRS regulations provide that commission payments made subsequent to November 1, 2003 are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws or the inability of the Company to meet the criteria for mutual fund state tax incentives may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities
The Company acts as collateral manager for six collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity.  At January 31, 2004, combined assets under management in the collateral pools of all six of these CDO entities were approximately $2.0 billion. The Company has minority equity investments in three of these entities totaling $15.5 million at January 31, 2004.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss is limited to the $15.5 million carrying value of the minority equity investments on the Company’s Consolidate Balance Sheet at January 31, 2004.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors.  The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases with proceeds from its issuance of non-recourse debt securities. The Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

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

Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003) (“FIN No. 46”), which addresses reporting and disclosure requirements for Variable Interest Entities (“VIEs”). FIN No. 46 defines a VIE as an entity that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires consolidation of a VIE by the enterprise that absorbs a majority of the VIE’s expected losses. If no enterprise absorbs a majority of the expected losses, FIN No. 46 requires consolidation by the enterprise that receives a majority of the expected residual returns. FIN No. 46 is effective for the Company’s quarter ending January 31, 2004.

The Company’s adoption of FIN No. 46 did not have a material effect on the consolidated results of operations or the consolidated financial position of the Company. The Company has determined that it is not required to consolidate at January 31, 2004 any of the VIEs in which it holds a variable interest.

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

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds, other pooled investment vehicles and separate accounts. As a result, the Company is dependent upon management contracts, administration contracts, underwriting contracts or service contracts under which these fees and income are paid. If any

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results may be adversely affected.

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e., investment adviser, administration, distribution and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company’s actual results could be affected by the loss of key employees through competition or retirement. The Company’s operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, fund transfer agency or fund administration.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $12.0 million at January 31, 2004, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.7 million based on fixed-income and floating-rate income investments of $131.6 million as of January 31, 2004. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in several CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.  As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

securities are not sufficient to allow equity holders to recover their investments. If there is a deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $15.5 million at January 31, 2004, which represents the total value at risk with respect to such entities as of January 31, 2004.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Competitive Conditions and Risk Factors” in Item 2, declines of financial market values will negatively impact revenue and net income.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of January 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 11, 2004, a complaint was filed in the United States District Court for the Southern District of New York against Eaton Vance Corp. (the “Company”), Eaton Vance Management and Boston Management and Research (the Company’s investment management subsidiaries), and Lloyd George Investment Management (Bermuda) Limited and Orbimed Advisors LLC (collectively, the “Investment Advisers”), Lloyd George Investment Management (B.V.I.) Limited, and the trustees (“Trustees”) of 81 Eaton Vance funds named as nominal defendants (the “Funds”) by Paul Bellikoff, an alleged shareholder of one of the Funds.  The complaint, framed as a class action and as a derivative suit on behalf of the Funds, alleges that the Investment Advisers improperly used assets of the Funds to make payments to brokers to encourage sales of Fund shares and failed to disclose such payments to investors, and that the Trustees breached their fiduciary duties to the Funds by permitting such payments.  Based on these allegations, the complaint charges that the defendants violated the Investment Company Act of 1940 and breached their fiduciary duties to the Funds and their shareholders, and that the Investment Advisers violated the Investment Advisers Act of 1940.  The complaint seeks unspecified damages and rescission by the Funds of their contracts with the Investment Advisers.  The Company and its subsidiaries believe that the complaint is without merit and are vigorously contesting the lawsuit.

On February 26, 2004, a complaint essentially identical to the Bellikoff complaint was filed in the United States District Court for the Southern District of New York by John B. Perkins, an alleged shareholder of one of the Funds, and on March 1, 2004, another complaint essentially identical to the Bellikoff complaint was filed in the same Court by Marvin Goldfarb, an alleged shareholder of one of the Funds. The Company and its subsidiaries believe that the complaints are without merit and are vigorously contesting the lawsuits.

Except for the matters described above, there have been no material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended October 31, 2003 as filed with the SEC on January 21, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

By written consent, dated December 9, 2003, the holders of all of the Voting Common Stock of Eaton Vance Corp. amended the By-Laws to set the date of each annual meeting of Shareholders.

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 14, 2004.  All of the outstanding Voting Common Stock, namely the 154,880 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)	The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2003.
2)	The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:
John G.L. Cabot Thomas E. Faust Jr. James B. Hawkes Leo I. Higdon, Jr. Vincent M. O’Reilly Ralph Z. Sorenson
3)	The selection of the firm of Deloitte & Touche LLP as the auditors of the Company for its fiscal year ended October 31, 2004.
4)	The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on November 25, 2003, regarding the Company’s press release of its results of operations for the quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.

(Registrant)

DATE: March 10, 2004	/s/William M. Steul

(Signature)
William M. Steul Chief Financial Officer

DATE: March 10, 2004	/s/Laurie G. Hylton

(Signature)
Laurie G. Hylton Chief Accounting Officer