Form 10-Q
period 2004-04-30
EATON VANCE CORP
filed 2004-06-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2004
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

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

Shares outstanding as of April 30, 2004:
     Voting Common Stock – 154,880 shares
     Non-Voting Common Stock – 67,500,405 shares

Page 1 of 37 pages

Eaton Vance Corp.
Form 10-Q
For the Three Months and Six Months Ended April 30, 2004
Index

PART I — FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2004	October 31, 2003

Assets

Current Assets:
Cash and cash equivalents	$ 152,734	$ 138,328
Short-term investments	155,610	104,484
Investment adviser fees and other receivables	28,761	25,922
Other current assets	25,870	3,583

Total current assets	362,975	272,317

Other Assets:
Deferred sales commissions	182,349	199,322
Goodwill	89,281	88,879
Other intangible assets, net	44,971	46,193
Long-term investments	37,877	36,490
Equipment and leasehold improvements, net	12,215	12,411
Other assets	2,929	3,090

Total other assets	369,622	386,385

Total assets	$ 732,597	$ 658,702

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2004	October 31, 2003

Liabilities and Shareholders' Equity

Current Liabilities:
Accrued compensation	$26,925	$35,339
Accounts payable and accrued expenses	21,296	23,822
Dividend payable	8,098	8,189
Current portion of long-term debt	—	7,143
Other current liabilities	7,354	8,302

Total current liabilities	63,673	82,795

Long-term Liabilities:
Long-term debt	119,621	118,736
Deferred income taxes	65,619	33,203

Total long-term liabilities	185,240	151,939

Total liabilities	248,913	234,734

Minority interest	51,582	7,691

Commitments and contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.0078125 per share:
Authorized, 640,000 shares
Issued, 154,880 shares	1	1
Non-voting common stock, par value $0.0078125 per share:
Authorized, 95,360,000 shares
Issued, 67,500,405 and 68,250,464 shares, respectively	527	533
Notes receivable from stock option exercises	(2,891)	(2,995)
Deferred compensation	(3,200)	(1,000)
Accumulated other comprehensive income	1,688	1,245
Retained earnings	435,977	418,493

Total shareholders’ equity	432,102	416,277

Total liabilities and shareholders’ equity	$732,597	$658,702

See notes to consolidated financial statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2004	2003	2004	2003

Revenue:
Investment adviser and administration fees	$101,162	$67,935	$194,912	$137,009
Distribution and underwriter fees	39,637	34,223	79,513	71,228
Service fees	23,017	17,354	44,926	35,279
Other revenue	1,475	1,364	2,913	2,294

Total revenue	165,291	120,876	322,264	245,810

Expenses:
Compensation of officers and employees	36,793	24,118	74,292	50,521
Amortization of deferred sales commissions	21,869	21,635	42,632	43,029
Service fee expense	18,879	14,916	37,511	30,189
Distribution expense	19,695	11,961	38,474	24,380
Other expenses	11,880	9,630	23,077	20,687

Total expenses	109,116	82,260	215,986	168,806

Operating income	56,175	38,616	106,278	77,004

Other income (expense):
Interest income	661	1,406	1,449	2,937
Interest expense	(1,364)	(1,471)	(3,015)	(2,904)
Gain (loss) on investments	(83)	76	(78)	1,950
Foreign currency gain (loss)	(29)	135	(47)	40
Equity in net income (loss) of affiliates	623	15	638	(211)

Income before income taxes and minority interest	55,983	38,777	105,225	78,816

Income taxes	20,154	13,572	37,881	27,585

Minority interest, net of tax	660	191	1,362	308

Net income	$35,169	$25,014	$65,982	$50,923

Earnings per share:
Basic	$0.52	$0.36	$0.97	$0.74
Diluted	$0.50	$0.36	$0.94	$0.73

Weighted average shares outstanding:
Basic	67,766	68,967	67,976	69,096
Diluted	70,111	69,979	70,225	70,230

Dividends declared, per share	$0.12	$0.08	$0.24	$0.16

See notes to consolidated financial statements.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2004	2003

Cash and cash equivalents, beginning of period	$138,328	$144,078

Cash Flows from Operating Activities:
Net income	$65,982	$50,923
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
(Gain) loss on sale of investments	13	(1,932)
Equity in net (income) loss of affiliate	(638)	211
Minority interest	2,128	473
Translation adjustment	44	(12)
Interest on long-term debt	1,050	1,039
Deferred income taxes	32,237	(9,982)
Tax benefit of stock option exercises	894	456
Compensation related to restricted stock issuance	800	550
Depreciation and other amortization	3,298	2,650
Amortization of deferred sales commissions	42,632	43,029
Payment of capitalized sales commissions	(35,976)	(33,672)
Contingent deferred sales charges received	10,317	13,076
Proceeds from the sale of trading securities	18,924	150
Purchase of trading securities	(70,015)	(67,506)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(2,839)	(1,785)
Other current assets	(22,353)	2,772
Other assets	709	281
Accrued compensation	(8,414)	(16,906)
Accounts payable and accrued expenses	(2,526)	1,214
Other current liabilities	(972)	1,385

Net cash provided by (used for) operating activities	35,295	(13,586)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,635)	(521)
Net decrease in notes receivable from affiliates	104	251
Acquisition of subsidiaries	(402)	—
Proceeds from sale of available-for-sale investments	745	24,638
Purchase of available-for-sale investments	(1,587)	(3,478)
Purchase of management contracts	(245)	(797)

Net cash provided by (used for) investing activities	(3,020)	20,093

See notes to consolidated financial statements.

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2004	2003

Cash Flows From Financing Activities:
Repayment of debt	(7,143)	(7,143)
Distributions to minority shareholders	(1,225)	(532)
Proceeds from the issuance of non-voting common stock	6,703	6,594
Repurchase of non-voting common stock	(42,851)	(14,725)
Dividend paid	(16,341)	(11,051)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	61,018	17,000
Redemption of mutual fund subsidiaries’ capital stock	(18,030)	—

Net cash used for financing activities	(17,869)	(9,857)

Net increase (decrease) in cash and cash equivalents	14,406	(3,350)

Cash and cash equivalents, end of period	$152,734	$140,728

Supplemental Information:
Interest paid	$1,817	$1,917
Income taxes paid	$26,492	$31,998

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

(3)  Goodwill and Other Intangibles

The following is a summary of other intangible assets at April 30, 2004:

April 30, 2004	Weighted-
(dollars in thousands)	average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	16.4	$49,430	$5,770

Non-amortizing intangible assets:
Mutual fund management
contract acquired	—	1,311	—

Total		$50,741	$5,770

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investments

The following is a summary of investments at April 30, 2004:

(in thousands)	April 30, 2004

Short-term investments:
Sponsored funds	$1,325
Short-term debt securities	154,285
Total	$155,610

Long-term investments:
Sponsored funds	$14,410
Collateralized debt obligation entities	15,053
Investment in affiliates	7,495
Other investments	919
Total	$37,877

(5)  Debt

The following is a summary of the carrying value of long-term debt at April 30, 2004:

(in thousands)	April 30, 2004

1.5% zero-coupon exchangeable senior notes due 2031	$119,621
Total	119,621
Less: current maturities	—
Total long-term debt	$119,621

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Stock-Based Compensation Plans

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share for the three and six month periods ended April 30, 2004 and 2003 would have been reduced to the following pro forma amounts:

	For the three months ended April 30,		For the six months ended April 30,
(in thousands, except per share figures)	2004	2003	2004	2003
Net income as reported	$35,169	$25,014	$65,982	$50,923
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	256	179	512	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,879)	(2,542)	(9,318)	(5,597)
Pro forma net income	$30,546	$22,651	$57,176	$45,684

Earnings per share:
Basic – as reported	$0.52	$0.36	$0.97	$0.74
Basic – pro forma	$0.45	$0.33	$0.84	$0.66
Diluted – as reported	$0.50	$0.36	$0.94	$0.73
Diluted – pro forma	$0.44	$0.32	$0.81	$0.65

The fair value of each option grant included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the six months ended April 30, 2004 and 2003:

	April 30,
	2004	2003
Dividend yield	1.31%	1.07%
Volatility	30%	31%
Risk-free interest rate	4.5%	3.9%
Expected life of options	8 years	8 years

The Company calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

Restricted Stock Plan

In the first six months of fiscal 2004, 85,665 shares were issued pursuant to the plan. No such shares were issued in the first six months of fiscal 2003. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.8 million and $0.6 million for the six months ended April 30, 2004 and 2003, respectively.

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Common Stock Repurchases

The Company’s share repurchase program was announced on October 22, 2003. The Board authorized management to repurchase 4,000,000 of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first six months of fiscal 2004, the Company purchased 1.2 million shares of its non-voting common stock under this share repurchase authorization. Approximately 2.7 million shares may be repurchased under the current authorization.

(8)  Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $20.6 million, which exceeded its minimum net capital requirement of $0.9 million at April 30, 2004. The ratio of aggregate indebtedness to net capital at April 30, 2004 was .68 to 1.

(9)  Income Taxes

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income. The Company’s effective tax rate for the quarters ended April 30, 2004 and 2003 was 36 percent and 35 percent, respectively. The change in tax rate is primarily due to an increase in state tax rates.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid in fiscal year 2004 and retroactively to 12b-1 commissions paid during fiscal years 2003 and 2002. Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 will be deducted for tax purposes in fiscal 2004. The change in tax accounting treatment will not require amendments to prior year returns.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $0.9 million and $0.5 million for the six months ended April 30, 2004 and 2003. Such benefit has been reflected in shareholders’ equity.

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or (loss), net of tax. The components of comprehensive income (loss) for the six months ended April 30, 2004 and 2003 are as follows:

	April 30,
(in thousands)	2004	2003
Net income	$ 65,982	$ 50,923
Net unrealized gain (loss) on available-for-sale securities, net of income tax (benefit) of $228 and ($963), respectively	417	(1,625)
Foreign currency translation adjustments, net of income tax (benefit) of ($18) and ($5)	26	(17)
Comprehensive income	$ 66,425	$ 49,281

(11)  Commitments and Contingencies

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

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Assets Under Management

The Company’s fund asset mix shifted significantly in the last twelve months, with equity fund assets representing 54 percent of total fund assets under management at April 30, 2004, up from 50 percent at April 30, 2003. Fixed income fund assets (including money market fund assets) represented 28 percent of total fund assets under management at April 30, 2004, down from 34 percent a year ago. Floating-rate income fund assets represented 18 percent of total fund assets under management at April 30, 2004, up from 16 percent a year ago. The Company believes that these developments reflect investor response to recovering equity markets and investor fears about rising interest rates. The following table summarizes ending assets under management by investment objective at April 30, 2004 and 2003:

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Ending Assets Under Management by Investment Objective

	April 30,
(in billions)	2004	2003	% Change
Equity funds	$ 34.5	$ 23.4	47%
Fixed income funds	17.7	15.5	14%
Floating-rate income funds	11.8	7.2	64%
Money market funds	0.4	0.4	NM	**
Total funds	64.4	46.5	38%
HNW* and institutional accounts	16.4	10.2	61%
Retail managed accounts	4.3	1.2	258%
Total separate account assets	20.7	11.4	82%
Total	$ 85.1	$ 57.9	47%
*	High-net-worth (“HNW”)
**	Not meaningful (“NM”)

Assets under management of $85.1 billion on April 30, 2004 were 47 percent higher than the $57.9 billion reported a year earlier. The Company experienced significant growth in both long-term fund assets and separately managed accounts in the last twelve months, reflecting recovering equity markets, successful closed-end fund offerings, strong net sales of the Company’s open-end mutual funds and the acquisition of Parametric Portfolio Associates (“Parametric”) in September of 2003.

The Company had positive net inflows in both long-term funds and separate accounts in the three and six month periods ended April 30, 2004. The following table summarizes the asset flows for the three and six month periods ended April 30, 2004 and 2003:

(The remainder of this page is intentionally left blank.)

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Asset Flows

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2004	2003	% Change	2004	2003	% Change

Equity fund assets – beginning	$ 33.2	$ 22.4	48%	$ 28.9	$ 22.9	26%
Sales/inflows	2.3	0.5	360%	5.7	1.2	375%
Redemptions/outflows	(0.9)	(0.6)	50%	(1.6)	(1.3)	23%
Exchanges	—	(0.1)	-100%	0.1	—	NM
Market value change	(0.1)	1.2	-108%	1.4	0.6	133%
Equity fund assets – ending	34.5	23.4	47%	34.5	23.4	47%

Fixed income fund assets – beginning	18.2	14.6	25%	17.8	13.3	34%
Sales/inflows	0.7	1.1	-36%	1.4	2.7	-48%
Redemptions/outflows	(0.7)	(0.5)	40%	(1.2)	(0.9)	33%
Exchanges	—	—	NM	(0.2)	0.1	-NM
Market value change	(0.5)	0.3	-267%	(0.1)	0.3	-133%
Fixed income fund assets – ending	17.7	15.5	14%	17.7	15.5	14%

Floating-rate fund assets – beginning	11.2	7.3	53%	9.5	7.7	23%
Sales/inflows	1.2	0.2	500%	3.2	0.4	700%
Redemptions/outflows	(0.7)	(0.4)	75%	(1.1)	(0.9)	22%
Exchanges	—	0.1	NM	0.1	(0.1)	NM
Market value change	0.1	—	NM	0.1	0.1	NM
Floating-rate fund assets – ending	11.8	7.2	64%	11.8	7.2	64%

Long-term fund assets – beginning	62.6	44.3	41%	56.2	43.9	28%
Sales/inflows	4.2	1.8	133%	10.3	4.3	140%
Redemptions/outflows	(2.3)	(1.5)	53%	(3.9)	(3.1)	26%
Exchanges	—	—	NM	—	—	NM
Market value change	(0.5)	1.5	-133%	1.4	1.0	40%
Long-term fund assets – ending	64.0	46.1	39%	64.0	46.1	39%

Separate accounts – beginning	20.5	10.9	88%	18.4	10.8	70%
Inflows – HNW and institutional	0.8	0.3	167%	1.9	0.9	111%
Outflows – HNW and institutional	(0.5)	(0.5)	NM	(0.8)	(0.9)	-11%
Inflows – retail managed account	0.5	0.1	400%	1.0	0.4	150%
Outflows – retail managed account	(0.3)	—	NM	(0.6)	(0.1)	500%
Market value change	(0.3)	0.6	-150%	0.8	0.3	167%
Separate accounts – ending	20.7	11.4	82%	20.7	11.4	82%

Money market fund assets – ending	0.4	0.4	NM	0.4	0.4	NM
Assets under management – ending	$ 85.1	$ 57.9	47%	$ 85.1	$ 57.9	47%

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net inflows of long-term fund assets in the first six months of fiscal 2004 were $6.4 billion compared to $1.2 billion in the first six months of fiscal 2003, an increase of $5.2 billion. Closed-end fund offerings contributed significantly to net inflows in the first six months of fiscal 2004, with $4.3 billion in closed-end fund assets added in the first six months of fiscal 2004 compared to $0.7 billion added in the first six months of fiscal 2003. Excluding closed-end fund offerings, other net inflows totaled $2.1 billion and $0.5 billion in the first six months of fiscal 2004 and 2003, respectively, reflecting a 71 percent increase in open-end mutual fund sales offset by a 16 percent increase in open-end mutual fund redemptions on a larger asset base. Market value changes contributed $1.4 billion to long-term fund assets in the first six months of fiscal 2004 compared to $1.0 billion in the first six months of fiscal 2003.

Net inflows of separate account assets under management were $1.5 billion in the first six months of fiscal 2004, up from $0.3 billion in the first six months of fiscal 2003. Net inflows in separate account assets in fiscal 2004 reflect both the expansion of the Company’s product line resulting from strategic acquisitions made in September 2001 and September 2003 and an increase in the number of retail managed account programs in which the Company and its majority-owned subsidiaries participate. Market value changes contributed $0.8 billion to separate account assets in the first six months of fiscal 2004 and $0.3 billion in the first six months of fiscal 2003.

The Company currently sells its sponsored mutual funds (long-term and money market) under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The increase in ending long-term fund assets under management at April 30, 2004 compared to April 30, 2003 was primarily a result of record closed-end fund offerings and strong Class A share sales. The growth in separate account assets under management can be attributed to the acquisition of Parametric in September 2003 and strong separate account net inflows in the first half of fiscal 2004. The following table summarizes ending assets under management by asset class at April 30, 2004 and 2003:

Ending Assets Under Management by Asset Class

	April 30,
(in billions)	2004	2003	% Change
Class A *	$13.9	$ 6.8	104%
Class B **	9.1	12.6	-28%
Class C ***	6.8	5.5	24%
Private funds	17.8	15.4	16%
Closed-end funds	13.4	4.8	179%
Other	3.4	1.4	143%
Total fund assets	64.4	46.5	38%
HNW and institutional accounts	16.4	10.2	61%
Retail managed accounts	4.3	1.2	258%
Total separate account assets	20.7	11.4	82%
Total	$85.1	$57.9	47%

*	Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.
**	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
***	Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

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

Average Assets Under Management by Asset Class

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2004	2003	% Change	2004	2003	% Change
Class A *	$11.2	$ 6.4	75%	$10.1	$ 6.4	58%
Class B **	11.8	12.4	-5%	12.3	12.5	-2%
Class C ***	6.7	5.3	26%	6.5	5.3	23%
Private funds	18.1	14.8	22%	17.8	15.0	19%
Closed-end funds	12.8	4.7	172%	11.6	4.5	158%
Other	3.3	1.6	106%	3.2	1.5	113%
Total fund assets	63.9	45.2	41%	61.5	45.2	36%
HNW and institutional accounts	16.5	9.8	68%	16.0	10.1	58%
Retail managed accounts	4.3	1.1	291%	4.0	1.0	300%
Total separate account assets	20.8	10.9	91%	20.0	11.1	80%
Total	$84.7	$56.1	51%	$81.5	$56.3	45%

*	Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.
**	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
***	Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

Results of Operations

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2004	2003	% Change	2004	2003	% Change
Net income	$35,169	$25,014	41%	$65,982	$50,923	30%
Earnings per share:
Basic	$ 0.52	$ 0.36	44%	$ 0.97	$ 0.74	31%
Diluted	$ 0.50	$ 0.36	39%	$ 0.94	$ 0.73	29%
Operating margin	34%	32%	NM	33%	31%	NM

Net income increased by 41 percent and 30 percent in the three and six month periods ended April 30, 2004, respectively, compared to the three and six month periods ended April 30, 2003, reflecting increases in revenue offset by the impact of compensation and distribution-related expenses associated with strong net sales.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenue

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2004	2003	% Change	2004	2003	% Change
Investment adviser and administration fees	$101,162	$ 67,935	49%	$194,912	$137,009	42%
Distribution and underwriter fees	39,637	34,223	16%	79,513	71,228	12%
Service fees	23,017	17,354	33%	44,926	35,279	27%
Other revenue	1,475	1,364	8%	2,913	2,294	27%
Total	$165,291	$120,876	37%	$322,264	$245,810	31%

Investment Adviser and Administration Fees
Investment adviser and administration fees are generally calculated under contractual agreements with the Company’s sponsored funds and separate account clients and are based upon a percentage of the market value of assets under management. Changes in the market value of managed assets can affect the amount of investment adviser and administration fees earned, while shifts in asset mix can affect the Company’s effective fee rate.

The increase in investment adviser and administration fees of 49 percent in the second quarter of fiscal 2004 over the same period a year ago can be attributed to a 51 percent increase in average assets under management, tempered by a modest reduction in the Company’s effective fee rate. The decrease in the effective fee rate for the three month period can be primarily attributed to the lower average fee rates of the Parametric assets acquired on September 10, 2003.

The increase in investment adviser and administration fees of 42 percent in the first six months of fiscal 2004 over the same period a year ago can be attributed to a 45 percent increase in average assets under management. The increase in investment adviser and administration fees for the six month period was also affected by the lower average fee rates of the Parametric assets acquired in 2003.

Distribution and Underwriter Fees
Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of those funds (principally Class B and Class C, as well as certain private funds). These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived on sales to shareholders or intermediaries that exceed specified minimum amounts and on shares that are purchased as part of a fee-based account. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution and underwriter fees increased by 16 percent in the second quarter of fiscal 2004 over the same period a year ago, reflecting a 13 percent increase in average Class B, Class C and private fund assets under management and a significant increase in Class A shares offered with a sales charge. As noted above, ending Class B share assets under management declined 28 percent year-over-year as a result of lower Class B share sales and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004. The reduction in Class B share assets under management will result in a reduction in annual Class B share distribution income in future periods. With the full impact of this conversion, the Company estimates that

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

distribution and underwriter fee income will decline by approximately 8 to 10 percent or $3.0 to $4.0 million in the third quarter of fiscal 2004 (and in subsequent quarters) in comparison with the second quarter of fiscal 2004.

Distribution and underwriter fees increased by 12 percent in the first six months of fiscal 2004 over the same period a year ago, reflecting a 12 percent increase in average Class B, Class C and private assets under management and a significant increase in Class A share sales.

Service Fees
Service plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds.

Service fees increased by 33 percent in the second quarter of fiscal 2004 over the same period a year ago, primarily reflecting a 26 percent increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Services fees increased by 27 percent in the first six months of fiscal 2004 over the same period a year ago, primarily reflecting a 22 percent increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other Revenue
Other revenue increased by 8 percent in the second quarter of fiscal 2004 over the same period a year ago, primarily reflecting investment income earned by two majority-owned investment companies consolidated by the Company. The first of the two funds was consolidated in the second quarter of fiscal 2003; the second was consolidated in the first quarter of fiscal 2004. Prior to consolidation, income from the Company’s minority interest in these entities was recognized in interest income.

Other revenue increased by 27 percent in the first six months of fiscal 2004 over the same period a year ago, primarily reflecting the consolidation of the two majority-owned mutual funds referenced above.

Expenses

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2004	2003	% Change	2004	2003	% Change
Compensation of officers and employees	$ 36,793	$24,118	53%	$ 74,292	$ 50,521	47%
Amortization of deferred sales commissions	21,869	21,635	1%	42,632	43,029	-1%
Service fee expense	18,879	14,916	27%	37,511	30,189	24%
Distribution expense	19,695	11,961	65%	38,474	24,380	58%
Other expenses	11,880	9,630	23%	23,077	20,687	12%
Total	$109,116	$82,260	33%	$215,986	$168,806	28%

Compensation of officers and employees
Compensation expense increased by 53 percent in the second quarter of fiscal 2004 over a year ago, principally due to marketing incentives associated with the offering of one new closed-end fund in April of 2004, increases in sales of the Company’s continuously offered funds and retail managed accounts, inclusion of Parametric employee compensation and higher operating income-based bonus accruals.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Compensation expense increased by 47 percent in the first six months of fiscal 2004 over a year ago, reflecting marketing incentives associated with the offering of two new closed-end funds in January and April of 2004, increases in sales of the Company’s continuously offered funds and retail managed accounts, inclusion of Parametric employee compensation and higher operating income-based bonus accruals.

Amortization of deferred sales commissions
Amortization of deferred sales commissions was flat in both the second quarter and first six months of fiscal 2004. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and private fund shares. The Company continues to experience an overall shift in sales from Class B shares to Class A shares. As amortization expense is a function of the Company’s product mix, a shift from Class B sales to Class A sales over time may result in a reduction in amortization expense in the future.

Service fee expense
Service fees the Company receives from sponsored mutual funds are retained by the Company in the first year and paid to broker/dealers after the first year. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 27 percent in the second quarter of fiscal 2004 over a year ago and 24 percent in the first half of fiscal 2004 over a year ago as a result of an increase in average assets under management retained more than one year that are subject to these fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 65 percent in the second quarter of fiscal 2004 over a year ago, largely as a result of increases in average assets under management subject to third-party distribution and revenue sharing arrangements and an increase in Class A shares sold at net asset value. Distribution expense increased by 58 percent in the first half of fiscal 2004 over a year ago, reflecting both the increases in average assets under management subject to third-party distribution and revenue sharing arrangements and an increase in Class A shares sold at net asset value.

Other expenses
Other operating expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other operating expenses increased by 23 percent in the second quarter of fiscal 2004 and 12 percent in the first half of fiscal 2004 over the same periods a year ago, primarily reflecting increases in travel associated with the offering of new closed-end funds and facilities, information technology and amortization expense associated with the acquisition of Parametric in the fourth quarter of fiscal 2003. These increases were offset by a reduction in fund-related expenses in both the three and six month periods ended April 30, 2004.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Other Income and Expense

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2004	2003	% Change	2004	2003	% Change
Interest income	$ 661	$ 1,406	-53%	$ 1,449	$ 2,937	-51%
Interest expense	(1,364)	(1,471)	-7%	(3,015)	(2,904)	4%
Gain (loss) on investments	(83)	76	-209%	(78)	1,950	-104%
Foreign currency gain	(29)	135	-121%	(47)	40	-218%
Equity in net income of affiliates	623	15	NM	638	(211)	NM
Total other income (expense)	$ (192)	$ 161	-219%	$(1,053)	$ 1,812	-158%

Interest income decreased 53 percent in the second quarter of fiscal 2004, primarily due to the Company’s investment in and consolidation of two sponsored mutual funds. Interest and dividend income earned by the two consolidated funds, which invest in short-term debt instruments, is currently recorded in other revenue. The 51 percent decline in interest income for the first six months of fiscal 2004 over a year ago can also be attributed to the consolidation of these two funds.

Interest expense decreased 7 percent in the second quarter of fiscal 2004, primarily reflecting the retirement of the Company’s 6.22 percent senior notes in March 2004.

Interest expense increased 4 percent in the first six months of fiscal 2004, primarily as a result of the recognition of additional interest expense in conjunction with the settlement of the Company’s Internal Revenue Service audits for the fiscal years ending October 31, 1999 and 2000.

Income Taxes

The Company’s effective tax rate increased to 36 percent in the first quarter of fiscal 2004 from 35 percent in the first quarter of fiscal 2003 as a result of an increase in state tax rates.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid in fiscal year 2004 and retroactively to 12b-1 commissions paid during fiscal years 2003 and 2002. Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 will be deducted for tax purposes in fiscal 2004. The change in tax accounting treatment will not require amendments to prior year returns.

Minority Interest, Net of Tax

Minority interest, net of tax, increased by 246 percent in the second quarter of fiscal 2004 over the same period a year ago and by 342 percent in the first half of fiscal 2004 over the same period a year ago. The increases noted in minority interest for both periods can be attributed to the acquisition of Parametric in September of 2003 and the increased profitability of the Company’s other majority-owned subsidiaries.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of April 30, 2004 and October 31, 2003:

(in thousands)	April 30, 2004	October 31, 2003

Balance sheet data:
Cash and cash equivalents	$152,734	$138,328
Short-term investments	155,610	104,484
Long-term investments	37,877	36,490
Deferred sales commissions	182,349	199,322

Current portion of long-term debt	—	7,143
Long-term debt	119,621	118,736
Deferred income taxes	65,619	33,203

	For the Six Months Ended April 30,
(in thousands)	2004	2003

Cash flow data:
Operating cash flows	$ 35,295	($13,586)
Investing cash flows	(3,020)	20,093
Financing cash flows	(17,869)	(9,857)

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 9 percent in the first half of fiscal 2004, primarily reflecting a decrease in Class B share sales, which have historically represented the majority of deferred sales commissions paid to broker/dealers. Deferred income taxes, which relate principally to deferred sales commissions, increased by 98 percent in the first half of fiscal 2004, reflecting a change in the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 sales commissions when paid, has been applied prospectively to sales commissions paid on or after November 1, 2003 and retroactively to 12b-1 sales commissions capitalized during fiscal 2003 and 2002. From January 1, 2001 to November 1, 2003, sales commission payments were capitalized for tax purposes and deducted over their useful lives. The change in the timing of the deduction of sales commission payments has had the effect of reducing current income tax payments and increasing deferred income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation	Payments due
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$30.4	$6.8	$12.1	$11.4	$0.1

Excluded from the table above are Eaton Vance Management’s (“EVM’s”) zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM, the Company’s operating subsidiary, issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both. Based upon current market conditions, EVM does not expect to be required to repurchase any of its Notes on August 13, 2004, the next scheduled repurchase date.

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

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At April 30, 2004, EVM had no borrowings outstanding under its revolving credit facility.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

non-voting common stock valued at $9.6 million. Additional payments in 2005 and 2006 of up to $30.0 million are contingent upon Fox Asset Management achieving certain financial performance criteria. Fox Asset Management’s current and former principals will continue to hold 20 percent of the equity of Fox Asset Management through December 31, 2007. Beginning in calendar 2008, Fox Asset Management’s principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period. The price for acquiring the remaining 20 percent of Fox Asset Management will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years.

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

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $35.3 million for the first half of fiscal 2004, compared to cash used by operating activities of $13.6 million for the first half of fiscal 2003.

Cash flows associated with the purchase and sale of trading securities included in operating cash flows primarily represent the purchase and sale of short-term debt securities by the two consolidated funds. Cash flows associated with the Company’s investments in sponsored mutual funds that are not consolidated are accounted for in cash flows from investing activities. Net cash used in the purchase and sale of trading securities totaled $51.1 million and $67.4 million for the first six months of fiscal 2004 and 2003, respectively.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as the Company’s private funds, increased by 7 percent in the first half of fiscal 2004, primarily due to an increase in Class C share and private fund sales, partially offset by a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely decline over time if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes contributed $32.2 million to operating cash flows in the first half of fiscal 2004 compared to a reduction in operating cash flows of $10.0 million in the first half of fiscal 2003, primarily as a result of the change in the tax treatment of deferred sales commissions paid described above. The reduction in cash flows from operating activities attributed to the net change in other current assets can be primarily attributed to the reclassification of income taxes paid in the first quarter of fiscal 2004 as a pre-paid asset in conjunction with the change in the tax treatment of deferred sales commissions.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored mutual funds and the acquisition of majority-owned subsidiaries. Cash used for investing activities totaled $3.0 million in the first half of fiscal 2004 compared to cash generated by investing activities of $20.1 million in the first half of fiscal 2003. The decrease in cash provided by investing activities year-over-year reflects the Company’s investment in two consolidated mutual funds (see discussion of purchase and sale of trading securities described in operating cash flows.)

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Cash used for financing activities totaled $17.9 million and $9.9 million for the first six months of fiscal 2004 and 2003, respectively.

The Company repurchased a total of 1,156,000 shares of its non-voting common stock for $42.9 million in the first half of fiscal 2004 under its authorized repurchase program and issued 320,000 shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for proceeds of $6.7 million. The Company has authorization to purchase an additional 2.7 million shares under its present share repurchase authorization program and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.24 per share in the first half of fiscal 2004 compared to $0.16 per share in the first half of fiscal 2003. The Company increased its quarterly dividend in the third quarter of fiscal 2003 by 50 percent to $0.12 per share in response to a decrease in the federal income tax rate on qualifying dividend income for individual taxpayers.

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

Deferred Sales Commissions
Sales commissions paid to broker/dealers in connection with the sale of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, none of which exceeds six years. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commissions assets accordingly.

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

Investments in Collateralized Debt Obligation Entities
The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At April 30, 2004, combined assets under management in the collateral pools of all five of these CDO entities were approximately $1.7 billion. The Company has minority equity investments in three of these entities totaling $15.1 million at April 30, 2004.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss is limited to the $15.1 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at April 30, 2004.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $10.0 million at April 30, 2004, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.8 million based on fixed-income and floating-rate income investments of $156.6 million as of April 30, 2004. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $15.1 million at April 30, 2004, which represents the total value at risk with respect to such entities as of April 30, 2004.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of April 30, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended October 31, 2003 as filed with the SEC on January 21, 2004 and in the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2004 as filed with the SEC on March 10, 2004.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the first six months of 2004:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2003 through November 30, 2003	93,156	$35.12	93,156	3,797,860
December 1, 2003 through December 31, 2003	242,606	$35.65	242,606	3,555,254
January 1, 2004 through January 31, 2004	278,204	$37.19	278,204	3,277,050
February 1, 2004 through February 29, 2004	55,822	$37.70	55,822	3,221,228
March 1, 2004 through March 31, 2004	254,654	$38.29	254,654	2,966,574
April 1, 2004 through April 30, 2004	231,486	$37.71	231,486	2,735,088
Total	1,155,928	$37.07	1,155,928	2,735,088

1   The Company’s share repurchase program was announced on October 22, 2003. The Board authorized management to repurchase 4,000,000 of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. No plans have expired or terminated in the first six months of fiscal 2004. The Company’s stock repurchase plan is not subject to an expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

By unanimous written consent, dated April 8, 2004, the voting trustees entitled to vote of all of the outstanding Voting Common Stock of Eaton Vance Corp. voted to elect Winthrop H. Smith, Jr. as a Director of the corporation, to hold such office until the next annual meeting of the stockholders and until his successor is elected and qualified.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on February 25, 2004, regarding the Company’s press release of its results of operations for the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 9, 2004	/s/ William M. Steul
(Signature) William M. Steul Chief Financial Officer

DATE: June 9, 2004	/s/ Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer