Form 10-Q
period 2004-07-31
EATON VANCE CORP
filed 2004-09-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Shares outstanding as of July 31, 2004:

Voting Common Stock – 154,880 shares

Non-Voting Common Stock – 66,937,934 shares

Eaton Vance Corp.

Form 10-Q

For the Three Months and Nine Months Ended July 31, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2004	October 31, 2003

Assets

Current Assets:
Cash and cash equivalents	$182,525	$138,328
Short-term investments	156,579	104,484
Investment adviser fees and other receivables	32,011	25,922
Other current assets	14,139	3,583

Total current assets	385,254	272,317

Other Assets:
Deferred sales commissions	174,011	199,322
Goodwill	89,281	88,879
Other intangible assets, net	44,751	46,193
Long-term investments	35,870	36,490
Equipment and leasehold improvements, net	12,558	12,411
Other assets	2,851	3,090

Total other assets	359,322	386,385

Total assets	$744,576	$658,702

See notes to consolidated financial statements.

(in thousands, except share figures)	July 31, 2004	October 31, 2003

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$38,527	$35,339
Accounts payable and accrued expenses	23,389	23,822
Dividend payable	10,042	8,189
Current portion of long-term debt	46,002	7,143
Other current liabilities	2,872	8,302

Total current liabilities	120,832	82,795

Long-term Liabilities:
Long-term debt	74,071	118,736
Deferred income taxes	63,270	33,203

Total long-term liabilities	137,341	151,939

Total liabilities	258,173	234,734

Minority interest	51,367	7,691

Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.0078125 per share:
Authorized, 640,000 shares
Issued, 154,880 shares	1	1

Non-voting common stock, par value $0.0078125 per share:
Authorized, 95,360,000 shares
Issued, 66,937,934 and 68,250,464 shares, respectively	523	533
Notes receivable from stock option exercises	(3,010)	(2,995)
Deferred compensation	(2,800)	(1,000)
Accumulated other comprehensive income	1,556	1,245
Retained earnings	438,766	418,493

Total shareholders’ equity	435,036	416,277

Total liabilities and shareholders’ equity	$744,576	$658,702

See notes to consolidated financial statements.

Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2004	2003	2004	2003

Revenue:
Investment adviser and administration fees	$105,489	$75,687	$300,401	$212,696
Distribution and underwriter fees	35,585	37,605	115,098	108,833
Service fees	23,197	19,179	68,123	54,458
Other revenue	1,672	1,433	4,585	3,727

Total revenue	165,943	133,904	488,207	379,714

Expenses:
Compensation of officers and employees	37,676	30,735	111,968	81,256
Amortization of deferred sales commissions	19,919	21,139	62,551	64,168
Service fee expense	19,418	16,658	56,929	46,846
Distribution expense	21,120	14,054	59,594	38,434
Other expenses	12,412	10,446	35,489	31,134

Total expenses	110,545	93,032	326,531	261,838

Operating income	55,398	40,872	161,676	117,876

Other income (expense):
Interest income	826	1,252	2,275	4,189
Interest expense	(1,315)	(1,430)	(4,330)	(4,334)
Gain on investments	356	353	278	2,303
Foreign currency gain (loss)	(15)	2	(62)	42
Equity in net income (loss) of affiliates	584	160	1,222	(51)

Income before income taxes and minority interest	55,834	41,209	161,059	120,025

Income taxes	20,100	14,423	57,981	42,008

Minority interest, net of tax	701	259	2,063	567

Net income	$35,033	$26,527	$101,015	$77,450

Earnings per share:
Basic	$0.52	$0.39	$1.49	$1.12
Diluted	$0.50	$0.38	$1.44	$1.10

Weighted average shares outstanding:
Basic	67,211	68,876	67,721	69,041
Diluted	69,390	70,465	69,950	70,303

Dividends declared, per share	$0.15	$0.12	$0.39	$0.28

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2004	2003

Cash and cash equivalents, beginning of period	$138,328	$144,078

Cash Flows from Operating Activities:
Net income	$101,015	$77,450
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of investments	(301)	(1,909)
Equity in net (income) loss of affiliate	(1,222)	51
Dividends received from affiliate	438	375
Minority interest	3,224	871
Translation adjustment	73	(5)
Interest on long-term debt	1,578	1,571
Deferred income taxes	29,851	(13,860)
Tax benefit of stock option exercises	1,054	442
Compensation related to restricted stock issuance	1,200	825
Depreciation and other amortization	4,960	3,981
Amortization of deferred sales commissions	62,551	64,168
Payment of capitalized sales commissions	(52,433)	(53,968)
Contingent deferred sales charges received	15,193	18,780
Proceeds from the sale of trading securities	19,038	224
Purchase of trading securities	(71,118)	(124,975)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(6,089)	(3,409)
Other current assets	(10,511)	1,532
Other assets	657	791
Accrued compensation	3,188	(8,106)
Accounts payable and accrued expenses	(433)	5,635
Other current liabilities	(5,454)	893

Net cash provided by (used for) operating activities	96,459	(28,643)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,865)	(718)
Net (increase) decrease in notes receivable from affiliates	(15)	471
Proceeds from sale of available-for-sale investments	3,078	39,704
Purchase of available-for-sale investments	(2,017)	(5,501)
Purchase of management contracts	(800)	(1,343)

Net cash provided by (used for) investing activities	(2,619)	32,613

See notes to consolidated financial statements.

	Nine Months Ended July 31,
(in thousands)	2004	2003

Cash Flows From Financing Activities:
Repayment of debt	(7,143)	(7,143)
Distributions to minority shareholders	(2,536)	(843)
Proceeds from the issuance of non-voting common stock	9,428	8,585
Repurchase of non-voting common stock	(67,932)	(23,349)
Dividend paid	(24,448)	(16,572)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	60,988	22,000
Redemption of mutual fund subsidiaries’ capital stock	(18,000)	—

Net cash used for financing activities	(49,643)	(17,322)

Net increase (decrease) in cash and cash equivalents	44,197	(13,352)

Cash and cash equivalents, end of period	$182,525	$130,726

Supplemental Information:
Interest paid	$1,872	$1,361
Income taxes paid	$37,807	$52,358

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

(3) Goodwill and Other Intangibles

The following is a summary of other intangible assets at July 31, 2004:

July 31, 2004

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	16.1	$49,986	$6,546

Non-amortizing intangible assets:
Mutual fund management contract acquired	—	1,311	—

Total		$51,297	$6,546

(4) Investments

The following is a summary of investments at July 31, 2004:

(in thousands)	July 31, 2004

Short-term investments:
Sponsored funds	$1,348
Short-term debt securities	155,231
Total	$156,579

Long-term investments:
Sponsored funds	$12,607
Collateralized debt obligation entities	14,703
Investment in affiliates	7,641
Other investments	919
Total	$35,870

(5) Debt

The following is a summary of the carrying value of long-term debt at July 31, 2004:

(in thousands)	July 31, 2004

1.5% zero-coupon exchangeable senior notes due 2031	$120,073
Less: current maturities	(46,002)
Total long-term debt	$74,071

(6) Stock-Based Compensation Plans

The Company continues to apply APB Opinion No. 25 in accounting for stock-based compensation arrangements. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in Statement of Financial Accounting Standards (SFAS) No. 123, the Company’s net income and earnings per share for the three and nine month periods ended July 31, 2004 and 2003 would have been reduced to the following pro forma amounts:

	For the three months ended July 31,		For the nine months ended July 31,
(in thousands, except per share figures)	2004	2003	2004	2003

Net income as reported	$35,033	$26,527	$101,015	$77,450
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	256	179	768	536
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,826)	(2,999)	(14,135)	(8,838)
Pro forma net income	$30,463	$23,707	$87,648	$69,148

Earnings per share:
Basic – as reported	$0.52	$0.39	$1.49	$1.12
Basic – pro forma	$0.45	$0.34	$1.29	$1.00
Diluted – as reported	$0.50	$0.38	$1.44	$1.10
Diluted – pro forma	$0.44	$0.34	$1.25	$0.98

The fair value of each option grant included in the pro forma net income shown above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the nine months ended July 31, 2004 and 2003:

	July 31,
	2004	2003
Dividend yield	1.58%	1.44%
Volatility	30%	30%
Risk-free interest rate	4.5%	4.5%
Expected life of options	8 years	8 years

The Company calculates compensation as if all instruments granted are expected to vest and recognizes the effect of actual forfeitures as they occur.

Restricted Stock Plan

In the first nine months of fiscal 2004, 85,665 shares were issued pursuant to the plan.  No such shares were issued in the first nine months of fiscal 2003.  Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period.  The Company recorded compensation expense of $1.2 million and $0.8 million for the nine months ended July 31, 2004 and 2003, respectively.

(7) Common Stock Repurchases

The Company’s share repurchase program was announced on October 22, 2003.  The Board authorized management to repurchase 4.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws.  The Company’s stock repurchase plan is not subject to an expiration date.

In the first nine months of fiscal 2004, the Company purchased approximately 1.8 million shares of its non-voting common stock under this share repurchase authorization.  Approximately 2.1 million additional shares may be repurchased under the current authorization.

(8) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital.  For purposes of this rule, EVD had net capital of $21.4 million, which exceeded its minimum net capital requirement of $1.1 million at July 31, 2004.  The ratio of aggregate indebtedness to net capital at July 31, 2004 was .74 to 1.

(9) Income Taxes

The Company, for interim reporting purposes, estimates its effective tax rate for the year and applies this rate to its reported pre-tax income.  The Company’s effective tax rate for the quarters ended July 31, 2004 and 2003 was 36 percent and 35 percent, respectively.  The change in tax rate is primarily due to an increase in state tax rates.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid in fiscal year 2004 and retroactively to 12b-1 commissions paid during fiscal years 2003 and 2002.  Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 will be deducted for tax purposes in fiscal 2004. This change in tax accounting treatment will not require amendments to prior year returns and has no impact on the Company’s effective tax rate.

In addition, the exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $1.1 million and $0.4 million for the nine months ended July 31, 2004 and 2003, respectively.  Such benefit has been reflected in shareholders’ equity.

(10) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income or (loss), net of tax. The components of comprehensive income (loss) for the nine months ended July 31, 2004 and 2003 are as follows:

	July 31,
(in thousands)	2004	2003
Net income	$101,015	$77,450
Net unrealized gain (loss) on available-for-sale securities, net of income tax (benefit) of $143 and ($1,027), respectively	266	(1,767)
Foreign currency translation adjustments, net of income tax (benefit) of $28 and ($1)	45	(4)
Comprehensive income	$101,326	$75,679

(11) Contingencies

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

(12) Subsequent Event

On August 13, 2004, Eaton Vance Management (“EVM”), the Company’s principal operating subsidiary, repurchased for cash $46.0 million ($68.9 million principal amount at maturity) of its 30-year zero coupon exchangeable notes (“Notes”).  Accordingly, this amount was classified as a short-term liability on the July 31, 2004 Consolidated Balance Sheet.  In conjunction with the repurchases the Company expects to expense approximately $1.0 million of deferred offering costs of the Notes in the fourth quarter of fiscal 2004.

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

Assets Under Management

Assets under management of $89.4 billion on July 31, 2004 were 39 percent higher than the $64.3 billion reported a year earlier. Four major factors contributed to the Company’s year-over-year growth in assets: 1) long-term net inflows of $13.2 billion; 2) the acquisition of Parametric Portfolio Associates (“Parametric”) in September of 2003, which added $5.3 billion of assets; 3) the acquisition of the investment counsel assets of Deutsche Bank’s Private Counsel Boston office in July of 2004, which added $2.0 billion in assets; and 4) market price appreciation, which added $4.7 billion in assets.

The Company’s fund asset mix shifted significantly in the last twelve months, with equity fund assets representing 53 percent of total long-term fund assets under management at July 31, 2004, up from 49 percent at July 31, 2003. Fixed income fund assets (including money market funds) dropped to 26 percent of total fund assets under management at July 31, 2004, down from 35 percent a year ago, and floating-rate income fund assets increased to 21 percent of total fund assets under management at July 31, 2004, up from 16 percent a year ago. The following table summarizes ending assets under management by investment objective at July 31, 2004 and 2003:

Ending Assets Under Management by Investment Objective

	July 31,
(in billions)	2004	2003	% Change
Equity funds	$35.0	$25.4	38%
Fixed income funds	17.1	17.6	-3%
Floating-rate income funds	13.8	8.4	64%
Money market funds	0.4	0.4	0%
Total funds	66.3	51.8	28%
HNW* and institutional accounts	18.6	11.1	68%
Retail managed accounts	4.5	1.4	221%
Total separate account assets	23.1	12.5	85%
Total	$89.4	$64.3	39%

*   High-net-worth (“HNW”)

The Company had positive net inflows in both long-term funds and separate accounts in the three and nine month periods ended July 31, 2004 and 2003.  The following table summarizes the asset flows for the three and nine month periods ended July 31, 2004 and 2003:

(The remainder of this page is intentionally left blank.)

Asset Flows

(in billions)	For the Three Months Ended July 31,		% Change	For the Nine months ended July 31,		% Change
	2004	2003		2004	2003

Equity fund assets – beginning	$34.5	$23.4	47%	$28.9	$22.9	26%
Sales/inflows	1.5	0.9	67%	7.2	2.1	243%
Redemptions/outflows	(0.9)	(0.6)	50%	(2.4)	(1.9)	26%
Exchanges	—	—	NM**	—	—	NM
Market value change	(0.1)	1.7	-106%	1.3	2.3	-43%
Equity fund assets – ending	35.0	25.4	38%	35.0	25.4	38%

Fixed income fund assets – beginning	17.7	15.5	14%	17.8	13.3	34%
Sales/inflows	0.4	3.0	-87%	1.8	5.7	-68%
Redemptions/outflows	(0.7)	(0.6)	17%	(1.9)	(1.5)	27%
Exchanges	(0.1)	—	NM	(0.3)	0.1	-400%
Market value change	(0.2)	(0.3)	-33%	(0.3)	—	NM
Fixed income fund assets – ending	17.1	17.6	-3%	17.1	17.6	-3%

Floating-rate fund assets – beginning	11.8	7.2	64%	9.5	7.7	23%
Sales/inflows	2.6	1.5	73%	5.8	1.8	222%
Redemptions/outflows	(0.5)	(0.4)	25%	(1.6)	(1.2)	33%
Exchanges	—	—	NM	0.2	(0.1)	-300%
Market value change	(0.1)	0.1	-200%	(0.1)	0.2	-150%
Floating-rate fund assets – ending	13.8	8.4	64%	13.8	8.4	64%

Long-term fund assets – beginning	64.0	46.1	39%	56.2	43.9	28%
Sales/inflows	4.5	5.4	-17%	14.8	9.6	54%
Redemptions/outflows	(2.1)	(1.6)	31%	(5.9)	(4.6)	28%
Exchanges	(0.1)	—	NM	(0.1)	—	NM
Market value change	(0.4)	1.5	-127%	0.9	2.5	-64%
Long-term fund assets – ending	65.9	51.4	28%	65.9	51.4	28%

Separate accounts – beginning	20.7	11.4	82%	18.4	10.8	70%
Inflows – HNW and institutional	0.6	0.5	20%	2.5	1.4	79%
Outflows – HNW and institutional	(0.6)	(0.2)	200%	(1.4)	(1.2)	17%
Assets acquired – HNW and institutional	2.0	—	NM	2.0	—	NM
Inflows – retail managed account	0.5	0.2	150%	1.5	0.6	150%
Outflows – retail managed account	(0.2)	(0.1)	100%	(0.8)	(0.2)	300%
Market value change	0.1	0.7	-86%	0.9	1.1	-18%
Separate accounts – ending	23.1	12.5	85%	23.1	12.5	85%

Money market fund assets – ending	0.4	0.4	NM	0.4	0.4	NM
Assets under management – ending	$89.4	$64.3	39%	$89.4	$64.3	39%

** Not meaningful (“NM”)

Net inflows of long-term fund assets in the first nine months of fiscal 2004 were $8.9 billion compared to $5.0 billion in the first nine months of fiscal 2003, an increase of $3.9 billion. Closed-end fund offerings contributed significantly to net inflows in the first nine months of fiscal 2004, with $5.1 billion in closed-end fund assets added in the first nine months of fiscal 2004 compared to $3.8 billion added in the first nine months of fiscal 2003. Excluding closed-end fund offerings, other net inflows totaled $3.8 billion and $1.2 billion in the first nine months of fiscal 2004 and 2003, respectively. Market value changes contributed $0.9 billion to long-term fund assets in the first nine months of fiscal 2004 compared to $2.5 billion in the first nine months of fiscal 2003.

Net inflows of separate account assets under management were $1.8 billion in the first nine months of fiscal 2004, up from $0.6 billion in the first nine months of fiscal 2003. Net inflows in separate account assets in fiscal 2004 reflect both the expansion of the Company’s product line resulting from strategic acquisitions made in September 2001 and September 2003 and an increase in the number of retail managed account programs in which the Company and its majority owned subsidiaries participate. Separate account assets at July 31, 2004 also reflect the acquisition of the investment counsel assets of Deutsche Bank’s Private Investment Counsel Boston office, which added $2.0 billion of high-net-worth assets in July of 2004. Market value changes contributed $0.9 billion to separate account assets in the first nine months of fiscal 2004 and $1.1 billion in the first nine months of fiscal 2003.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The increase in ending long-term fund assets under management at July 31, 2004 compared to July 31, 2003 was primarily a result of record closed-end fund offerings and strong Class A share sales.  Class B share assets declined 31 percent because of lower Class B share sales and the second quarter implementation of an automatic conversion of Class B shares to Class A shares after 8 years of ownership for certain of the Company’s mutual funds.

The growth in separate account assets under management can be attributed to the acquisition of Parametric in September 2003, the acquisition of the Deutsche Bank assets in July 2004, and strong separate account net inflows in the first nine months of fiscal 2004. The following table summarizes ending assets under management by asset class at July 31, 2004 and 2003:

Ending Assets Under Management by Asset Class

	July 31,
(in billions)	2004	2003	% Change
Class A *	$14.4	$7.4	95%
Class B **	8.8	12.8	-31%
Class C ***	6.9	5.8	19%
Private funds	18.2	16.2	12%
Closed-end funds	14.2	7.6	87%
Other	3.8	2.0	90%
Total fund assets	66.3	51.8	28%
HNW and institutional accounts	18.6	11.1	68%
Retail managed accounts	4.5	1.4	221%
Total separate account assets	23.1	12.5	85%
Total	$89.4	$64.3	39%

*     Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.

**   Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

*** Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

The Company experienced a significant shift in asset mix from an asset class perspective in fiscal 2004. Class A share assets, which represented 14 percent of total fund assets under management at July 31, 2003, increased to 22 percent of total fund assets under management at July 31, 2004. The increase in Class A share assets as a percentage of total fund assets under management reflects the increasing popularity of Class A shares as an asset class, the declining popularity of Class B shares as an asset class and the conversion of certain Class B share assets to Class A share assets. Private funds and closed-end funds grew to 49 percent of the Company’s fund assets under management at July 31, 2004, from 46 percent at July 31, 2003.

The average assets under management presented below represent a monthly average by asset class. With the exception of the Company’s separate account investment adviser fees, which are calculated as a percentage of either beginning or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated primarily as a percentage of average daily assets under management. The following table is intended to provide useful information in the analysis of the Company’s revenue and asset-based distribution expenses.

Average Assets Under Management by Asset Class

(in billions)	For the Three Months Ended July 31,		% Change	For the Nine Months Ended July 31,		% Change
	2004	2003		2004	2003
Class A *	$14.2	$7.1	100%	$11.3	$6.6	71%
Class B **	9.0	12.8	-30%	11.3	12.6	-10%
Class C ***	6.9	5.7	21%	6.6	5.4	22%
Private funds	18.1	15.9	14%	17.9	15.3	17%
Closed-end funds	13.7	6.5	111%	12.2	5.3	130%
Other	3.6	1.8	100%	3.5	1.7	106%
Total fund assets	65.5	49.8	32%	62.8	46.9	34%
HNW and institutional accounts	17.2	10.6	62%	16.4	10.3	59%
Retail managed accounts	4.5	1.3	246%	4.2	1.1	282%
Total separate account assets	21.7	11.9	82%	20.6	11.4	81%
Total	$87.2	$61.7	41%	$83.4	$58.3	43%

*     Share class includes Eaton Vance Advisers Senior Floating Rate Fund, an interval fund.

**   Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

*** Share class includes Eaton Vance Classic Senior Floating Rate Fund, an interval fund.

Results of Operations

(in thousands)	For the Three Months Ended July 31,		% Change	For the Nine Months Ended July 31,		% Change
	2004	2003		2004	2003

Net income	$35,033	$26,527	32%	$101,015	$77,450	30%
Earnings per share:
Basic	$0.52	$0.39	33%	$1.49	$1.12	33%
Diluted	$0.50	$0.38	32%	$1.44	$1.10	31%
Operating margin	33%	31%	NM	33%	31%	NM

Net income increased by 32 percent and 30 percent in the three and nine month periods ended July 31, 2004, respectively, compared to the three and nine month periods ended July 31, 2003, reflecting an increase in revenue due to growth in average assets under management offset by increases in compensation and distribution-related expenses due to strong net sales.

Revenue

(in thousands)	For the Three Months Ended July 31,		% Change	For the Nine Months Ended July 31,		% Change
	2004	2003		2004	2003
Investment adviser and administration fees	$105,489	$75,687	39%	$300,401	$212,696	41%
Distribution and underwriter fees	35,585	37,605	-5%	115,098	108,833	6%
Service fees	23,197	19,179	21%	68,123	54,458	25%
Other revenue	1,672	1,433	17%	4,585	3,727	23%
Total	$165,943	$133,904	24%	$488,207	$379,714	29%

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

The increase in investment adviser and administration fees of 39 percent in the third quarter of fiscal 2004 over the same period a year ago can be attributed to the 41 percent increase in average assets under management, tempered by a modest reduction in the Company’s effective fee rate. The decrease in the effective fee rate for the three month period can be primarily attributed to the lower average fee rates of the Parametric assets acquired on September 10, 2003.

The increase in investment adviser and administration fees of 41 percent in the first nine months of fiscal 2004 over the same period a year ago can be attributed to the 43 percent increase in average assets under management. The increase in investment adviser and administration fees for the nine month period was also affected by the lower average effective fee rates of the Parametric assets acquired in 2003.

Distribution and Underwriter Fees

Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of those funds (principally Class B and Class C, as well as certain private funds). These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales to shareholders or intermediaries that exceed specified minimum amounts and waived on shares that are purchased as part of a fee-based account. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution and underwriter fees decreased by 5 percent in the third quarter of fiscal 2004 over the same period a year ago, primarily reflecting a 2 percent decrease in average Class B, Class C and certain private fund assets under management. As noted above, ending Class B share assets under management declined 30 percent year-over-year as a result of lower Class B share sales and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004. Financial results for the third quarter of fiscal 2004 reflect the full impact of this conversion.

Distribution and underwriter fees increased by 6 percent in the first nine months of fiscal 2004 over the same period a year ago, reflecting a 7 percent increase in average Class B, Class C and private assets under management and a significant increase in Class A share sales.

Service Fees

Service plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds.

Service fees increased by 21 percent in the third quarter of fiscal 2004 over the same period a year ago, primarily reflecting a 16 percent increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Services fees increased by 25 percent in the first nine months of fiscal 2004 over the same period a year ago, primarily reflecting an 18 percent increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other Revenue

Other revenue increased by 17 percent in the third quarter of fiscal 2004 over the same period a year ago, primarily reflecting investment income earned by two majority-owned investment companies consolidated by the Company. The first of the two funds was consolidated in the second quarter of fiscal 2003; the second was consolidated in the first quarter of fiscal 2004. Prior to consolidation, income from the Company’s minority interest in these entities was recognized in interest income.

Other revenue increased by 23 percent in the first nine months of fiscal 2004 over the same period a year ago, primarily reflecting the consolidation of the two majority-owned mutual funds referenced above.

Expenses

(in thousands)	For the Three Months Ended July 31,		% Change	For the Nine Months Ended July 31,		% Change
	2004	2003		2004	2003
Compensation of officers and employees	$37,676	$30,735	23%	$111,968	$81,256	38%
Amortization of deferred sales commissions	19,919	21,139	-6%	62,551	64,168	-3%
Service fee expense	19,418	16,658	17%	56,929	46,846	22%
Distribution expense	21,120	14,054	50%	59,594	38,434	55%
Other expenses	12,412	10,446	19%	35,489	31,134	14%
Total	$110,545	$93,032	19%	$326,531	$261,838	25%

Compensation of officers and employees

Compensation expense increased by 23 percent in the third quarter of fiscal 2004 over a year ago, principally due to the inclusion of Parametric employee compensation and higher operating income-based bonus accruals.

Compensation expense increased by 38 percent in the first nine months of fiscal 2004 over a year ago, reflecting higher marketing incentives associated with the offering of three new closed-end funds and increases in sales of the Company’s continuously offered funds and retail managed accounts, inclusion of Parametric employee compensation and higher operating income-based bonus accruals.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 6 percent and 3 percent, respectively, in the three and nine month periods ending July 31, 2004 over the same periods a year ago.  Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private fund shares. The Company continues to experience an overall shift in sales from Class B shares to Class A shares. As amortization expense is a function of the Company’s product mix, a continuing shift from Class B sales to Class A sales over time will most likely result in a further reduction in amortization expense in the future.

Service fee expense

Service fees the Company receives from sponsored mutual funds are retained by the Company in the first year and paid to broker/dealers after the first year.  These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 17 percent in the third quarter of fiscal 2004 over the same period a year ago and 22 percent in the first nine months of fiscal 2004 over the same period a year ago as a result of an increase in average assets under management retained more than one year that are subject to these fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners.  Distribution expense increased by 50 percent in the third quarter of fiscal 2004 over the same period a year ago and by 55 percent in the first nine months of fiscal 2004 over the same period a year ago, largely as a result of the increases in closed-end fund assets and the Company’s increases in other average assets under management subject to third-party distribution and revenue sharing arrangements.

Other expenses

Other operating expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 19 percent in the third quarter of fiscal 2004 and 14 percent in the first nine months of fiscal 2004 over the same periods a year ago, primarily reflecting increases in travel associated with the offering of new closed-end funds and increases in facilities, information technology and amortization expense related to the acquisition of Parametric in the fourth quarter of fiscal 2003. These increases were offset by a reduction in fund-related expenses in both the three and nine month periods ended July 31, 2004.

Other Income and Expense

(in thousands)	For the Three Months Ended July 31,		% Change	For the Nine Months Ended July 31,		% Change
	2004	2003		2004	2003
Interest income	$826	$1,252	-34%	$2,275	$4,189	-46%
Interest expense	(1,315)	(1,430)	-8%	(4,330)	(4,334)	0%
Gain on investments	356	353	1%	278	2,303	-88%
Foreign currency gain (loss)	(15)	2	NM	(62)	42	NM
Equity in net income of affiliates (loss)	584	160	265%	1,222	(51)	NM
Total other income (expense)	$436	$337	29%	$(617)	$2,149	-129%

Interest income decreased 34 percent in the third quarter of fiscal 2004 over the same period a year ago and 46 percent in the first nine months of fiscal 2004 over the same period a year ago, primarily due to the Company’s investment in and consolidation of two sponsored mutual funds. Interest and dividend income earned by the two consolidated funds, which invest in short-term debt instruments, is currently recorded in other revenue.  Prior to the Company’s investment in and consolidation of these two funds, the Company invested its excess cash in sponsored funds that were classified as available-for-sale. Investment income on investments classified as available-for-sale is included in interest income.

Interest expense decreased 8 percent in the third quarter of fiscal 2004, primarily reflecting the retirement of the Company’s 6.22 percent senior notes in March 2004.

Interest expense was flat in the first nine months of fiscal 2004 in comparison with the first nine months of fiscal 2003 reflecting the retirement of the senior notes offset by the recognition of additional interest expense in conjunction with the settlement of the Company’s Internal Revenue Service audits for the fiscal years ended October 31, 1999 and 2000.

Equity in net income of affiliates increased in both the third quarter of fiscal 2004 and the first nine months of fiscal 2004 over the same periods a year ago as a result of an increase in the earnings of Lloyd George Management, in which the Company has a 20 percent ownership position.

Income Taxes

The Company’s effective tax rate increased to 36 percent in fiscal 2004 from 35 percent in fiscal 2003 as a result of an increase in state tax rates.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 commissions when paid, has been applied prospectively to commissions paid in fiscal year 2004 and retroactively to 12b-1 commissions paid during fiscal years 2003 and 2002.  Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 will be deducted for tax purposes in fiscal 2004. The change in tax accounting treatment will not require amendments to prior year returns and has no impact on the Company’s effective tax rate.

Minority Interest, Net of Tax

Minority interest, net of tax, increased by 171 percent in the third quarter of fiscal 2004 over the same period a year ago and by 264 percent in the first nine months of fiscal 2004 over the same period a year ago. The increases noted in minority interest for both periods can be attributed to the increased minority interest of independent investors in the Company’s consolidated short-term income funds, the acquisition of Parametric in September of 2003 and the increased profitability of the Company’s other majority-owned subsidiaries Atlanta Capital Management, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”).

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of July 31, 2004 and October 31, 2003:

(in thousands)	July 31, 2004	October 31, 2003

Balance sheet data:
Cash and cash equivalents	$182,525	$138,328
Short-term investments	156,579	104,484
Long-term investments	35,870	36,490
Deferred sales commissions	174,011	199,322

Current portion of long-term debt	46,002	7,143
Long-term debt	74,071	118,736
Deferred income taxes	63,270	33,203

	For the Nine months ended July 31,
(in thousands)	2004	2003

Cash flow data:
Operating cash flows	$96,459	$(28,643)
Investing cash flows	(2,619)	32,613
Financing cash flows	(49,643)	(17,322)

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 13 percent in the first nine months of fiscal 2004, primarily reflecting a decrease in Class B share sales, which have historically represented a greater proportion of deferred sales commissions paid to broker/dealers. Deferred income taxes, which relate principally to deferred sales commissions, increased by 91 percent in the first nine months of fiscal 2004, reflecting a change in the tax treatment of deferred sales commissions. The new tax regulation, which allows for the immediate deduction of 12b-1 sales commissions when paid, has been applied prospectively to sales commissions paid on or after November 1, 2003 and retroactively to 12b-1 sales commissions capitalized during fiscal 2003 and 2002.  From January 1, 2001 to November 1, 2003, sales commission payments were capitalized for tax purposes and deducted over their useful lives. The change in the timing of the deduction of sales commission payments has had the effect of increasing deferred income taxes and reducing current income tax payments.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation

		Payments due
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$28.7	$6.7	$11.8	$10.1	$0.1

Excluded from the table above are Eaton Vance Management’s (“EVM’s”) zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM, the Company’s operating subsidiary, issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in gross proceeds of approximately $200.6 million. The net proceeds of the offering were approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflected a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on various dates beginning on the first, third and fifth anniversaries of the issue date and at five-year intervals thereafter until maturity. At the option of the Note holders, EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both.

On November 12, 2002, EVM amended the terms of its Notes to provide that each holder electing not to require EVM to repurchase the holder’s Notes on November 13, 2002, the first anniversary date, would receive incremental cash interest payments equal to 1.627 percent per year of each Note’s principal amount at maturity (approximately 2.5 percent of each Notes accreted value) for a period of 21 months. With the exception of the first interest payment due on February 13, 2003, which was paid in arrears for the three-month period ending on that date, these interest payments were accrued over the six-month period prior to payment and recorded in interest expense. No Notes were tendered for repurchase on November 13, 2002.

On August 13, 2004, EVM repurchased for cash $46.0 million of the Notes ($68.9 million principal amount at maturity.) Accordingly, this amount was classified as a short-term liability on the July 31, 2004 Consolidated Balance Sheet.  The Company will expense $1.0 million in deferred debt offering costs in conjunction with this repurchase in the fourth quarter of fiscal 2004.  No gain or loss was recorded upon the extinguishment of the Notes.

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expires December 21, 2004, provides that EVM may borrow up to $170 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires EVM to pay an annual commitment fee on any unused portion. At July 31, 2004, EVM had no borrowings outstanding under its revolving credit facility.  The Company intends to have a new credit facility in place prior to the expiration of this facility.

On September 30, 2001, the Company expanded its separate account business by acquiring 70 percent of Atlanta Capital for an aggregate initial payment of $75.0 million, consisting of cash of $60.0 million and Eaton Vance Corp. non-voting common stock valued at $15.0 million. Atlanta Capital’s principals will continue to hold 30 percent of the equity of Atlanta Capital through December 31, 2004. Beginning in calendar 2005, Atlanta Capital’s principals will have the right to sell and the Company will have the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period. The price for acquiring the remaining 30 percent of Atlanta Capital will be based on a multiple of earnings before taxes (a measure that is intended to approximate fair market value) in those years.

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

On September 10, 2003, the Company further expanded its separate account business by acquiring an 80 percent capital interest and an 81.2 percent profits interest in Parametric for an aggregate initial payment of $28.0 million in cash. Beginning in calendar 2005, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase an additional 8.6 percent of the capital of Parametric over a three-year period. Beginning in calendar 2007, certain sellers of Parametric will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric (which entitles the holder to the remaining 18.8 percent profits interest) over a nine-year period. The price for acquiring the remaining capital and profits interests in Parametric will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years.

The Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries will likely be a significant use of cash in the future.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $96.5 million for the first nine months of fiscal 2004, compared to cash used by operating activities of $28.6 million for the first nine months of fiscal 2003.

Cash flows associated with the purchase and sale of trading securities included in operating cash flows primarily represent the purchase and sale of short-term debt securities by the Company’s two consolidated short-term income funds. Cash flows associated with the Company’s investments in sponsored mutual funds that are not consolidated are accounted for in cash flows from investing activities.  Net cash used in the purchase and sale of trading securities totaled $52.1 million and $124.8 million for the first nine months of fiscal 2004 and 2003, respectively.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as certain of the Company’s private funds, decreased by 3 percent in the first nine months of fiscal 2004, primarily due to a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline over time if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes contributed $29.9 million to operating cash flows in the first nine months of fiscal 2004 compared to a reduction in operating cash flows of $13.9 million in the first nine months of fiscal 2003, primarily as a result of the change in the tax treatment of deferred sales commissions paid described above. The $10.5 million reduction in cash flows from operating activities attributed to the net change in other current assets can be primarily attributed to the reclassification of income taxes paid in the first quarter of fiscal 2004 as a pre-paid asset in conjunction with the change in the tax treatment of deferred sales commissions.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored mutual funds and the acquisition of majority-owned subsidiaries. Cash used for investing activities totaled $2.6 million in the first nine months of fiscal 2004 compared to cash generated by investing activities of $32.6 million in the first nine months of fiscal 2003. The year-over-year decrease in cash provided by investing activities reflects the Company’s sale of certain available-for-sale securities in fiscal 2003 and the investment of those proceeds in two consolidated mutual funds (see discussion of purchase and sale of trading securities described in operating cash flows.)

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Cash used for financing activities totaled $49.6 million and $17.3 million for the first nine months of fiscal 2004 and 2003, respectively.

The Company repurchased a total of 1,829,000 shares of its non-voting common stock for $67.9 million in the first nine months of fiscal 2004 under its authorized repurchase program and issued 431,000 shares of non-voting common stock in connection with the exercise of stock options and stock acquired by employees under its stock purchase plans for proceeds of $9.4 million. The Company has authorization to purchase an additional 2.1 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.39 per share in the first nine months of fiscal 2004 compared to $0.28 per share in the first nine months of fiscal 2003. The Company increased its quarterly dividend in the third quarter of fiscal 2004 by 25 percent to $0.15 per share.

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

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity.  At July 31, 2004, combined assets under management in the collateral pools of all five of these CDO entities were approximately $1.7 billion. The Company had combined minority equity investments of $14.7 billion in three of these entities on July 31, 2004.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss is limited to the $14.7 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at July 31, 2004.

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

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e., investment adviser, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company’s actual results could be affected by the loss of key employees through competition or retirement. The Company’s operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, fund transfer agency or fund administration.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $10.0 million at July 31, 2004, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.8 million based on fixed-income and floating-rate income investments of $157.6 million as of July 31, 2004. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.  As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $14.7 million at July 31, 2004, which represents the total value at risk with respect to such entities as of July 31, 2004.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of July 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 9, 2004, a consolidated amended complaint (“Complaint”) was filed in the United States District Court for the Southern District of New York, captioned In Re Eaton Vance Mutual Funds Fee Litigation, against Eaton Vance Corp. (the “Company”), Eaton Vance Management and Boston Management and Research (the Company’s investment management subsidiaries), Lloyd George Investment Management (Bermuda) Limited, and Orbimed Advisors LLC (collectively, the “Investment Advisers”), Eaton Vance, Inc., Eaton Vance Distributors, Inc., Lloyd George Investment Management (B.V.I.) Limited, nine current or past trustees of 81 Eaton Vance funds named as nominal defendants (the “Funds”), and twelve current or past officers and portfolio managers of the Funds.  The plaintiffs named in the Complaint are six alleged shareholders of three of the 81 Funds.  The Complaint, framed as a class action and as a derivative suit on behalf of the Funds, consolidates and amends six substantially identical complaints previously brought against most of the named defendants by the six plaintiffs.  The Complaint alleges that the defendants improperly used assets of the Funds to influence brokers to encourage sales of Fund shares and failed to disclose this use to investors.  Based on these allegations, the Complaint charges that the defendants violated the Investment Company Act of 1940 and New York law and breached their fiduciary duties to the Funds and their shareholders, and that the Investment Advisers violated the Investment Advisers Act of 1940.  The Complaint seeks unspecified damages and rescission by the Funds of their contracts with the Investment Advisers.  The Company and its subsidiaries believe that the Complaint is without merit and are vigorously contesting the lawsuit.

There have been no other material developments in the litigation previously reported in the Company’s Annual Report on Form 10-K for the period ended October 31, 2003 as filed with the SEC on January 21, 2004 and in the Company’s Quarterly Report on Form  10-Q for the period ended January 31, 2004 as filed with the SEC on March 10, 2004.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the first nine months of 2004:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2003 through November 30, 2003	93,156	$35.12	93,156	3,797,860
December 1, 2003 through December 31, 2003	242,606	$35.65	242,606	3,555,254
January 1, 2004 through January 31, 2004	278,204	$37.19	278,204	3,277,050
February 1, 2004 through February 29, 2004	55,822	$37.70	55,822	3,221,228
March 1, 2004 through March 31, 2004	254,654	$38.29	254,654	2,966,574
April 1, 2004 through April 30, 2004	231,486	$37.71	231,486	2,735,088
May 1, 2004 through May 31, 2004	176,700	$35.63	176,700	2,558,388
June 1, 2004 through June 30, 2004	257,646	$37.62	257,646	2,300,742
July 1, 2004 through July 31, 2004	238,700	$38.09	238,700	2,062,042

Total	1,828,974	$37.12	1,828,974	2,062,042

(1) The Company’s share repurchase program was announced on October 22, 2003.  The Board authorized management to repurchase 4,000,000 of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws.  No plans have expired or terminated in the first nine months of fiscal 2004. The Company’s stock repurchase plan is not subject to an expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No items were submitted to a vote in the third quarter of fiscal 2004.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on May 19, 2004, regarding the Company’s press release of its results of operations for the quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 9, 2004	/s/ William M. Steul
(Signature)
William M. Steul
Chief Financial Officer

DATE: September 9, 2004	/s/ Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer