Form 10-K
period 2004-10-31
EATON VANCE CORP
filed 2005-01-13
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004
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

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $36.51 on April 30, 2004 on the New York Stock Exchange was $2,313,031,911.  Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2004
Non-Voting Common Stock, $0.0078125 par value	66,635,780
Common Stock, $0.0078125 par value	154,880

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2004
Index

PART I

Item 1.  Business

General

Eaton Vance Corp. (the “Company”) has been in the investment management business for eighty years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. The Company’s principal business is creating, marketing and managing investment funds and providing investment management services to institutions and individuals.  As of October 31, 2004, the Company managed $94.3 billion in assets with investment objectives ranging from high current income to maximum long-term capital gain.

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

In fiscal 2003, the Company acquired an 80 percent interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), an innovative investment management firm based in Seattle, Washington. Parametric Portfolio Associates offers two principal products: core investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management and overlay portfolio management utilizing proprietary technology to implement and coordinate the investing activities of multi-manager or multi-style accounts in a tax-efficient way. The strategic acquisition of Parametric Portfolio Associates builds on the Company’s strong commitment to offering a comprehensive managed account capability and complements the investment management strengths of the Company’s previous acquisitions. Parametric Portfolio Associates has clients that include family offices, individual high-net-worth investors, financial intermediaries and large financial services organizations.  In fiscal 2004, the Company further expanded its capacity for serving the high-net-worth market with the acquisition of Deutsche Bank’s private investment counsel group in Boston.

The Company operates in one business segment, namely as an investment adviser managing fund and separate account assets.  The Company conducts its investment management business through its three wholly owned subsidiaries, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), and its three majority-owned subsidiaries, Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.  All six entities are registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).  Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited, (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells the Company’s investment products in Europe and certain other international markets. The Company is headquartered in Boston, Massachusetts, its subsidiaries have offices in Atlanta, Georgia, Little Silver, New Jersey, Seattle, Washington and London, England, respectively.  Their sales representatives operate throughout the United States and in Europe.

Development of Business

The Company’s business strategy focuses primarily on providing investors with the innovative investment products necessary to address each major stage of their financial lives – creating and growing wealth, protecting and preserving wealth, and distributing wealth. To that end, the Company has developed investment management expertise in a broad range of targeted asset classes – tax-managed equities, value equities, real-estate, municipal bonds, floating-rate bank loan, mortgage-backed security and high yield bonds – and honed its ability to bring fund and separate account products to market quickly as economic conditions and investor demand change.

The Company’s wealth management expertise is available to a wide range of individual and institutional investors through a variety of products and services designed to meet specific needs. The Company provides investment advisory or administration services to over 150 funds, 1,300 separately managed individual and institutional accounts, and participates in more than 40 retail managed account broker/dealer programs.  The following table shows fund and separate account assets for the dates indicated:

	Fund and Separate Account Assets At October 31,

(in millions)	2004	2003	2002	2001	2000

Long-term fund assets:

Equities	$36,900	$28,900	$22,900	$25,300	$25,400

Fixed income	17,600	17,800	13,300	10,100	9,500

Floating-rate bank loan	15,000	9,500	7,700	9,600	10,100

Total long-term fund assets	69,500	56,200	43,900	45,000	45,000

Money market fund assets	400	400	900	1,100	1,000

Separate account assets	24,400	18,400	10,800	10,500	3,200

Total	$94,300	$75,000	$55,600	$56,600	$49,200

Funds
Eaton Vance and its affiliates manage more than 150 funds, with a particular focus on the investment goals of wealthy investors. The Company is a recognized leader in tax-managed investing, having pioneered the first equity funds designed to minimize the impact of taxes on investment returns. Tax-managed investing addresses the roughly 50 percent of equity fund assets held by taxpaying investors outside of qualified retirement plans such as IRAs and 401(k)s.  The Company offers two families of mutual funds, one managed with tax considerations in mind for investors seeking after-tax returns, the second managed without regard to taxes, seeking pre-tax returns for qualified retirement plan clients and tax-free fund investors.

The Company began building its tax-managed equity fund family in 1996 with the launch of Eaton Vance Tax-Managed Growth Fund 1.1, followed by the introduction of Eaton Vance Tax-Managed Small-Cap Growth Fund 1.1 in fiscal 1997 and Eaton Vance Tax-Managed International Growth Fund in fiscal 1998. In fiscal 2000, the Company introduced Eaton Vance Tax-Managed Value Fund and Eaton Vance Tax-Managed Multi-Cap Opportunity Fund, each focusing on maximizing long-term after-tax returns. In fiscal 2001, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Small-Cap Growth Fund 1.2 were launched, making use of an innovative structure to invest in the same portfolios as their respective predecessor funds while shielding new investors from potential tax liability for historical portfolio gains. In fiscal 2002, the Company capitalized on the investment strengths of its newly acquired subsidiaries and organized Eaton Vance Tax-Managed Mid-Cap Core Fund, for which Atlanta Capital is the sub-adviser, and Eaton Vance Tax-Managed Small-Cap Value Fund, for which Fox Asset Management is the sub-adviser. The expanded lineup of tax-managed funds made possible by the acquisitions of Atlanta Capital and Fox Asset Management led to the creation of Eaton Vance Tax-Managed Equity Asset Allocation Fund, an innovative new fund that invests in all seven tax-managed investment portfolios, providing investors with broad diversification, professional asset allocation and a consistent tax-managed investment approach.

The Company further expanded its lineup of tax-managed equity funds in fiscal 2003 to include Eaton Vance Tax-Advantaged Dividend Income Fund (a closed-end fund) and Eaton Vance Tax-Managed Global Dividend Income Fund (an open-end fund), both designed to take advantage of the lower tax rate on qualifying dividends resulting from the federal income tax law enacted in May 2003.  The Company built on its success in these funds with the initial public offerings of Eaton Vance Tax-Advantaged Dividend Income Fund and Eaton Vance Tax-Advantaged Global Dividend Opportunities Fund in fiscal 2004, two closed-end funds that were also designed to take advantage of the new federal income tax legislation.  The Company’s retail tax-managed equity fund products are complemented by the Company’s line of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors.

In addition to its retail and privately offered tax-managed equity funds, the Company offers a family of open-end and exchange-listed closed-end municipal bond funds that continue to be an important part of the Company’s tax-managed product offering.  In August 2002, the Company completed the successful offering of three closed-end municipal bond funds, followed by the introduction of nine closed-end municipal bond funds in November 2002. At October 31, 2004, the Company’s tax-advantaged municipal bond fund lineup included eleven national municipal bond funds and 55 state-specific municipal bond funds in 29 different states.

The Company offers a variety of taxable fixed-income funds, floating-rate bank loan funds and taxable equity funds that reach well beyond the market for its tax-managed products. In fiscal 2003, the Company significantly expanded its taxable fixed-income product line with the introduction of Eaton Vance Limited Duration Income Fund, a closed-end fund that invests in floating-rate bank loans, high-yield bonds and mortgage-backed securities, and Eaton Vance Low Duration Fund, an open-end fund that invests primarily in investment grade fixed-income securities of low duration.  The Company built on this success with the initial public offerings of three new closed-end funds in fiscal 2004: Eaton Vance Senior Floating-Rate Trust and Eaton Vance Floating-Rate Income Trust, which further expanded the Company’s leadership position in floating-rate bank loan products, and Eaton Vance Enhanced Equity Income Fund, an equity income fund that combines stock investing with a systematic program of covered call option writing.  With its closed-end fund offerings in the last two years, the Company manages 29 exchange-listed closed-end funds, making it one of the largest managers of such funds in the United States

Charitable Gift Programs
The Company expanded the scope of its high-net-worth investment products in fiscal 2000 to include The U.S. Charitable Gift Trust and its Pooled Income Funds, designed to simplify the process of donating to U.S. charities and to provide professional management of pools of donated assets. The U.S. Charitable Gift Trust was one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Gift Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

Separate Accounts
In fiscal 2000, Eaton Vance Corp. committed itself to a strategy of diversifying its product offerings to address the needs of institutional and high-net-worth clients who access investment advice through separately managed accounts. The Company met its diversification goals by acquiring Atlanta Capital and Fox Asset Management in fiscal 2001 and Parametric Portfolio Associates in fiscal 2003, significantly broadening the range of investment products and asset allocation strategies it offers.  Eaton Vance and its affiliates now serve institutional and high-net-worth clients in two separate and distinct ways – through retail managed accounts for affluent and mass affluent customers who work with financial advisors in the broker/dealer channel, and through private investment counseling for institutions, high-net-worth individuals and their families.

The Company has made significant progress in developing its retail managed account business by leveraging the strength of its retail managed account sales and marketing team, the asset management skills of Atlanta Capital and Fox Asset Management, and the overlay capabilities of Parametric Portfolio Associates. In fiscal 2004, Eaton Vance Corp. selected Eagle Global Advisors, L.L.C. to provide international investment expertise in the Company’s retail managed account platforms. The unique overlay technology of Parametric Portfolio Associates, which combines the investment management strengths of affiliated and non-affiliated managers, can facilitate future strategic relationships with other specialty managers like Eagle. Retail managed account assets totaled $4.9 billion at October 31, 2004.

In addition to its retail managed account offerings, the Company offers institutional and high-net-worth clients personalized investment counseling services through which private investment counselors assist the Company’s clients in establishing long-term goals and creating a strategy for achieving them. In fiscal 2004, the Company acquired the assets of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals.  The acquisition added $1.9 billion to the Company’s private investment counsel assets under management.  Institutional and high-net-worth separate account client assets totaled $19.5 billion at October 31, 2004.

Investment Management and Administrative Activities

The Company’s wholly-owned subsidiaries, EVM and BMR, are investment advisers for all but five of the Eaton Vance funds.   Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which the Company owns a 20 percent equity position, is the investment adviser for four international equity funds. (1)  The portfolio managers of BMR and LGM jointly advise Eaton Vance Global Growth Fund.  OrbiMed Advisors LLC. (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund.  Some Eaton Vance funds use external investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees.  Eagle Global Advisors and Rampart Investment Management act as sub-advisers to Eaton Vance International Growth Fund and Eaton Vance Enhanced Equity Income Fund, respectively.  Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates also act as sub-advisers to EVM and BMR for 7 funds.

EVM provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance funds.  These services are provided either through a management agreement with the funds that includes investment advisory services, or through a separate administrative services agreement with the funds, as discussed below.

(1) LGM acts as the investment adviser to Eaton Vance Asian Small Companies Fund, Eaton Vance Emerging Markets Fund, Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund.

The Company’s portfolio management staff has, on average, more than 20 years of experience in the securities industry.  The Company’s investment advisory agreements with each of the funds provide for fees ranging from 10 to 100 basis points of average assets annually.   For funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with the Company or any adviser and deemed “non-interested” under the 1940 Act) of these Registered Funds review and approve the investment advisory agreements annually.  The fund trustees generally may terminate these agreements upon 30 to 60 days notice without penalty.  Registered Fund shareholders must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by the Company’s wholly-owned and majority-owned subsidiaries make investment decisions for the Company’s separate accounts.  The Company’s investment counselors and separate account portfolio managers use the same research information as fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients.  The Company receives investment advisory fees for separate accounts on a quarterly basis based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from 20 to 100 basis points of assets under management and are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2004:

	Investment Advisory and Administration Fees Year Ended October 31,

	2004	2003	2002	2001	2000

	(in thousands)
Investment advisory fees –
Funds	$318,276	$237,309	$225,783	$226,249	$204,926
Separate accounts	72,776	44,311	40,798	14,700	12,436
Administration fees – funds	22,050	14,724	14,213	11,383	8,982

Total	$413,102	$296,344	$280,794	$252,332	$226,344

Investment Management Agreements and Distribution Plans

The Eaton Vance funds (except funds advised by LGM or OrbiMed) have entered into agreements with EVM or BMR for investment advisory services and administrative services.  Although the specific terms of these agreements vary, the basic terms of the agreements are similar.  Pursuant to the agreements, EVM or BMR provides overall investment management services to each of the funds, subject, in the case of Registered Funds, to the supervision of each fund’s board of trustees in accordance with each fund’s fundamental investment objectives and policies.  The agreements are of three types:  an investment advisory agreement, an administrative services agreement, or a management agreement for both advisory and administrative services.  Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or an outside advisory firm acts as a subadviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including those advised by LGM and OrbiMed.  As administrator, EVM is responsible for managing the business affairs of these funds, subject to the oversight of each fund’s board of trustees.  Administration services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the funds’ custodian and transfer agent, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 0.35% of average daily net assets.  Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

In addition, certain funds have adopted distribution plans, as permitted by the 1940 Act, which provide for  reimbursement to the Company for sales commissions paid to retail distribution firms and for distribution services through the payment of an ongoing distribution fee (i.e., a Rule 12b-1 fee).  These distribution services are implemented through distribution agreements between EVD and the funds.  Each distribution plan and agreement for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the trustees of the respective funds, including a majority of the independent trustees.

Each fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the fund who are employed by the Company.  Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay for some expenses of the fund.

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management or Parametric Portfolio Associates has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives.  The Company’s separate account portfolio managers may directly assist clients in formulating investment strategies.

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

Marketing and Distribution of Fund Shares

Eaton Vance Corp. markets and distributes shares of Eaton Vance open-end funds and continuously offered closed-end funds through EVD.  EVD sells fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms.  Although the firms in the Company’s retail distribution network have each entered into selling agreements with EVD, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company’s investment products.  For the 2004, 2003 and 2002 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 42 percent, 38 percent, and 35 percent, respectively, of the Company’s fund sales volume.  EVD currently maintains a sales force of 49 external wholesalers and 49 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in marketing Eaton Vance funds.

The Company also offers its funds to investors on a no-load basis, i.e., without charging sales commissions or other transaction fees, through fee-based registered investment advisors via various institutional programs both domestically and internationally.

EVD currently sells Eaton Vance mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”).  For Class A shares, the shareholder pays the broker’s commission and EVD receives an underwriting commission of up to 75 basis points of the dollar value of the shares sold.  Under certain conditions, the Company waives the sales load on Class A shares and the shares are sold at net asset value.  EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets and may also pay a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets.

For Class B shares, EVD pays a commission to the dealer at the time of sale and such payments are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years.  EVD uses its own funds (which may be borrowed) to pay such commissions.  EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the fund or Class in accordance with a distribution plan adopted by the fund pursuant to Rule 12b-1 under the 1940 Act .  Like investment advisory agreements, distribution plans and related payments must be approved annually by a vote of the fund trustees, including a majority of the independent trustees.  The SEC has taken the position that Rule 12b-1 would not permit a fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the fund to legal action.  Distribution plans are terminable at any time without notice or penalty.  In addition, EVD pays a service fee to authorized firms after one year not to exceed 25 basis points of average net assets.  In fiscal 2004, Eaton Vance Corp. implemented an automatic conversion of Class B to Class A shares after 8 years of ownership for certain of the Company’s mutual funds, so that currently all Eaton Vance fund Class B shares have this conversion feature.

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

For Class I shares, a minimum investment of $250,000 or higher is normally required and the shareholder pays no sales charges.  The introduction of Class I shares has made a number of funds available to a broader group of financial intermediaries.

From time to time the Company sponsors unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments.  The privately placed equity funds are managed by EVM and BMR.

EVM and BMR also manage the Eaton Vance Emerald Funds, a family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Dublin, Ireland and are sold by certain dealer firms through EVMI to investors who are citizens of the European Union countries.  The Company earns distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

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

There are few barriers to entry in the investment management business. The Company’s funds and separate accounts compete against an ever-increasing number of investment products and services sold to the public by investment dealers, banks, insurance companies and others. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, and the services provided to investors.

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

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are each registered with the SEC under the Advisers Act.  The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations.  Most Eaton Vance funds are registered with the SEC under the Investment Company Act of 1940, as amended.  Except for privately-offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale.  Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations.  These laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations.  In such event, the possible sanctions, which may be imposed, include the suspension of individual employees, business limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management or Parametric Portfolio Associates engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and other federal and state agencies.  EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer.  Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD.  EVD’s regulatory net capital has consistently exceeded such minimum net capital requirements in fiscal 2004.  The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI was granted permission in March 2002 by the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom.  EVMI’s primary business purpose is to distribute the Company’s investment products in Europe and certain other international markets.  Under the FSA’s  Financial Services and Markets Act, EVMI is subject to certain liquidity and capital requirements.  Such capital requirements may limit the Company’s ability to make withdrawals of capital from EVMI.  In addition, failure to comply with such capital requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom.  There were no violations of the capital requirements in fiscal 2004.

The Company’s officers, directors and employees may from time to time own securities that are held by one or more of the funds.  The Company’s internal policies with respect to individual investments by investment professionals require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of fund or sub-advised fund shares and to pre-clear all purchases and sales of shares of certain exchange-listed, closed-end funds.

Employees

On October 31, 2004, the Company and its subsidiaries had 686 full-time and part-time employees.  On October 31, 2003, the comparable number was 616.

Available information

The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC.   Reports may be viewed and obtained on the Company’s website, www.eatonvance.com, or by calling Investor Relations at 617-482-8260.

Item 2. Properties

The Company conducts its principal operations through leased offices located in Boston, Massachusetts.  The leased offices of its subsidiaries are in Atlanta, Georgia, Little Silver, New Jersey, Seattle, Washington and London, England. Management believes that the Company’s facilities are adequate to serve its currently anticipated business needs.

Item 3. Legal Proceedings

There have been no material developments in litigation previously reported in the Company’s SEC filings.

Item 4. Submission of Matters to a Vote of Security Holders

On October 20, 2004, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the 1998 Stock Plan – Restatement No. 4.

On December 15, 2004, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

1)	Articles of Amendment to the Company’s Charter affecting a two-for-one stock split.
2)	The 1998 Stock Plan – Restatement No. 5.
3)	The 1986 Employee Stock Purchase Plan – Restatement No. 10.
4)	The 1992 Incentive Plan - Stock Alternative – Restatement No. 6.
5)	The 1999 Restricted Stock Plan – Restatement No. 1.

PART II

Item 5. Market Price for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Voting Common Stock, $0.0078125 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.  Dividends on the Company’s Voting Common Stock are paid quarterly and are equal to the dividends paid on the Company’s Non-Voting Common Stock (see below.)

The Company’s Non-Voting Common Stock, $0.0078125 par value, is traded on the New York Stock Exchange under the symbol EV.  The approximate number of registered holders of record of the Company’s Non-Voting Common Stock at October 31, 2004 was 1,100.  The high and low common stock prices and dividends per share were as follows:

	Fiscal 2004			Fiscal 2003

	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share

Quarter Ended:
January 31	$38.75	$34.15	$0.12	$32.29	$26.15	$0.08
April 30	$40.02	$36.00	$0.12	$30.00	$23.02	$0.08
July 31	$38.97	$32.78	$0.15	$35.80	$27.85	$0.12
October 31	$43.79	$35.35	$0.16	$35.84	$32.46	$0.12

The following table sets forth certain information concerning equity compensation plans at October 31, 2004:

Equity Compensation Plan Information

Plan category	(a) (1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	10,010,000	$27.63	3,613,000
Equity compensation plans not approved by security holders	-	-	-

Total	10,010,000	$27.63	3,613,000

(1)	The amounts appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” includes 10,010,000 shares related to the Company’s Stock Option Plan.

(2)

The amounts appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 3,002,000 shares related to the Company’s Stock Option Plan and 611,000 shares related to the Company’s Restricted Stock Plan.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the fourth quarter of fiscal 2004:

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

August 1, 2004 through August 31, 2004	160,591	$37.41	160,591	1,901,451
September 1, 2004 through September 30, 2004	166,111	$40.00	166,111	1,753,340
October 1, 2004 through October 31, 2004	107,479	$41.29	107,479	1,627,861

Total	434,181	$39.36	434,181	1,627,861

(1) The Company’s share repurchase program was announced on October 22, 2003.  The Board authorized management to repurchase 4,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws.  No plans expired or terminated in fiscal 2004. The Company’s stock repurchase plan is not subject to an expiration date.

Item 6. Selected Financial Data

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share figures)	2004	2003	2002	2001 (1)	2000

Income Statement Data:
Revenue	$661,813	$523,133	$522,985	$502,559	$440,326
Net income	138,943	106,123	121,057	116,020	116,051

Balance Sheet Data:
Total assets	$743,566	$658,702	$616,619	$675,301	$432,989
Long-term debt	74,347	118,736	124,118	215,488	21,429
Shareholders’ equity	449,506	416,277	372,302	301,126	254,950

Per share data:
Basic earnings	$2.06	$1.54	$1.75	$1.69	$1.65
Diluted earnings	1.99	1.51	1.70	1.60	1.58
Cash dividends declared	0.55	0.40	0.30	0.25	0.20
Shareholders’ equity	6.73	6.09	5.38	4.39	3.67

(1)  In fiscal 2001, the Company recognized a $15.1 million impairment loss related to the Company’s minority equity investments in three collateralized debt obligation entities whose collateral assets are managed by the Company.

Item 7. Management’s Discussion and Analysis

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

General

The Company’s principal business is creating, marketing and managing investment companies (“funds”) and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful distribution model.

The Company is a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, floating-rate bank loan, municipal bond and high-yield bond investing.  The diversified offerings of Eaton Vance and its affiliates offer fund shareholders, institutional investors and private investment counsel clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term.

The Company’s fund distribution strategy is to distribute its funds primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national wirehouses, regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies.  Eaton Vance supports these distribution partners with a team of more than 146 regional and Boston-based representatives who are dedicated to meeting the needs of our partners and clients across the country. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing privately placed funds, retirement products and charitable giving vehicles.

The Company is also committed to a strategy of expanding distribution to reach institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The Company and its subsidiaries, including Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, serve a broad range of clients in the institutional marketplace, including Taft-Hartley plans, foundations, endowments and defined contribution plans for individuals, corporations and municipalities. Specialized sales teams at each of the Company’s affiliates focus exclusively on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

The Company’s revenue is primarily derived from investment adviser, administration, distribution and service fees received from the Eaton Vance funds and investment adviser fees received from separate accounts. Fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period that the Company manages these assets. The Company’s major expenses are employee compensation, the amortization of deferred sales commissions and distribution-related expenses.

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

Assets Under Management

Assets under management of $94.3 billion on October 31, 2004 were 26 percent higher than the $75.0 billion reported a year earlier. The Company experienced asset growth in nearly every asset category in fiscal 2004, reflecting record long-term fund and separate account net inflows, a series of successful closed-end fund offerings, a strategic acquisition of separate account assets, and recovering equity markets. In fiscal 2003, total assets under management increased to $75.0 billion from $55.6 billion a year earlier, reflecting strong net inflows, recovering equity markets and the acquisition of Parametric Portfolio Associates in September of 2003.

Ending Assets Under Management by Investment Objective

	October 31,			2004 vs. 2003	2003 vs. 2002

(in billions)	2004	2003	2002

Equity assets	$55.8	$43.1	$30.2	29%	43%
Fixed income assets	21.7	21.6	17.3	0%	25%
Floating-rate income assets	16.8	10.3	8.1	63%	27%

Total	$94.3	$75.0	$55.6	26%	35%

Equity assets represented 59 percent of total assets under management at October 31, 2004, up from 57 percent at October 31, 2003 and 54 percent at October 31, 2002. Fixed income assets, including money market funds, represented 23 percent of total assets under management at October 31, 2004, down from 29 percent at October 31, 2003 and 31 percent at October 31, 2002. Floating-rate income assets represented 18 percent of total assets under management at October 31, 2004, up from 14 percent at October 31, 2003 and 15 percent at October 31, 2002.  The shift in asset mix from fixed income to equity reflects investor response to the recent improvements in equity markets and a rise in short-term interest rates.

The Company had positive net inflows in both long-term fund assets and separate accounts in each of the last three years.  Net inflows of long-term fund assets in fiscal 2004 were $11.2 billion compared to $7.2 billion last year and $3.5 billion in fiscal 2002. Closed-end fund offerings contributed significantly to net inflows in all three fiscal years, with $6.3 billion in closed-end fund assets added in fiscal 2004, $5.0 billion added in fiscal 2003 and $2.5 billion added in fiscal 2002.

Excluding closed-end fund offerings, other net inflows totaled $4.9 billion, $2.2 billion and $1.0 billion in fiscal 2004, 2003 and 2002, respectively. Long-term fund redemptions remain well below the industry average, representing 13 percent of average long-term fund assets under management in both fiscal 2004 and 2003, down from 15 percent of average long-term fund assets under management in fiscal 2002. The industry average, by comparison, exceeded 20 percent of average long-term fund assets under management for each of the last three years.

Net inflows of separate account assets under management were $2.6 billion in fiscal 2004, up from $1.0 billion in fiscal 2003 and $1.5 billion in fiscal 2002. These net inflows exclude the assets gained in the acquisition of the investment counsel assets of Deutsche Bank’s private investment counsel Boston office in July of 2004 ($1.9 billion in assets at acquisition date) and the acquisition of Parametric Portfolio Associates in September of 2003 ($5.3 billion in assets at acquisition date). Net inflows in separate account assets in fiscal 2004 reflect the expansion of the Company’s high-net-worth and retail managed account product lines resulting from the acquisition of Parametric Portfolio Associates in fiscal 2003.

(The remainder of this page is intentionally left blank.)

Asset Flows

	For the Years Ended October 31,

(in billions)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Equity fund assets – beginning	$28.9	$22.9	$25.3	26%	-9%
Sales/inflows	9.8	4.2	4.4	133%	-5%
Redemptions/outflows	(4.1)	(2.8)	(3.1)	46%	-10%
Exchanges	0.1	-	(0.2)	NM (2)	NM
Market value change	2.2	3.9	(3.5)	-44%	NM
Assets acquired	-	0.7	-	NM	NM

Equity fund assets – ending	$36.9	$28.9	$22.9	28%	26%

Fixed income fund assets – beginning	$17.8	$13.3	$10.1	34%	32%
Sales/inflows	2.4	6.4	5.0	-63%	28%
Redemptions/outflows	(2.3)	(2.2)	(1.5)	5%	47%
Exchanges	(0.2)	(0.1)	0.4	100%	NM
Market value change	(0.1)	0.4	(0.7)	NM	NM

Fixed income fund assets – ending	$17.6	$17.8	$13.3	-1%	34%

Floating-rate fund assets – beginning	$9.5	$7.7	$9.6	23%	-20%
Sales/inflows	7.6	3.1	1.0	145%	210%
Redemptions/outflows	(2.2)	(1.5)	(2.3)	47%	-35%
Exchanges	0.1	-	(0.3)	NM	NM
Market value change	-	0.2	(0.3)	NM	NM

Floating-rate fund assets – ending	$15.0	$9.5	$7.7	58%	23%

Total long-term fund assets – beginning	$56.2	$43.9	$45.0	28%	-2%
Sales/inflows	19.8	13.7	10.4	45%	32%
Redemptions/outflows	(8.6)	(6.5)	(6.9)	32%	-6%
Exchanges	-	(0.1)	(0.1)	NM	NM
Market value change	2.1	4.5	(4.5)	-53%	NM
Assets acquired	-	0.7	-	NM	NM

Total long-term fund assets – ending	$69.5	$56.2	$43.9	24%	28%

Separate accounts – beginning	$18.4	$10.8	$10.5	70%	3%
Inflows – HNW and institutional (1)	3.7	2.1	2.0	76%	5%
Outflows – HNW and institutional	(2.0)	(1.7)	(1.1)	18%	55%
Inflows – retail managed accounts	2.0	0.9	0.7	122%	29%
Outflows – retail managed accounts	(1.1)	(0.3)	(0.1)	267%	200%
Market value change	1.5	2.0	(1.2)	-25%	NM
Assets acquired	1.9	4.6	-	-59%	NM

Separate accounts – ending	$24.4	$18.4	$10.8	33%	70%

Money market fund assets – ending	0.4	0.4	0.9	0%	-56%

Assets under management – ending	$94.3	$75.0	$55.6	26%	35%

(1)	High-net-worth (“HNW”).
(2)	Not meaningful (“NM”).

Ending Assets Under Management by Asset Class

	October 31,			2004 vs. 2003	2003 vs. 2002

(in billions)	2004	2003	2002

Class A (1)	$15.4	$8.2	$6.2	88%	32%
Class B (2)	8.7	13.1	12.8	-34%	2%
Class C (3)	7.1	6.1	5.3	16%	15%
Class I (4)	2.0	1.0	1.0	100%	0%
Private funds	18.7	17.3	14.9	8%	16%
Closed-end funds	15.8	9.1	4.0	74%	128%
Other	2.2	1.8	0.6	22%	200%

Total fund assets	69.9	56.6	44.8	23%	26%
Total separate account assets	24.4	18.4	10.8	33%	70%

Total	$94.3	$75.0	$55.6	26%	35%

(1)	Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)	Share class includes Eaton Vance Senior Floating-Rate Fund, an interval fund.
(4)	Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The 23 percent increase in ending long-term fund assets under management in fiscal 2004 was primarily the result of record closed-end fund offerings and strong Class A share sales, net of a decline in Class B share assets under management. Class B share assets under management declined by 34 percent in fiscal 2004 because of lower Class B share sales and the second quarter implementation of an automatic conversion of Class B shares to Class A shares after eight years of ownership for certain of the Company’s mutual funds. The increase in ending long-term fund assets under management in fiscal 2003 was primarily a result of significant closed-end fund sales and strong Class A sales.

The Company experienced a significant shift in the asset mix among fund share classes in fiscal 2004. Class A share assets increased to 22 percent of total fund assets under management from 14 percent at October 31, 2003. The increase in Class A share assets as a percentage of total fund assets under management reflects the overall increasing popularity of Class A shares in the industry, the declining popularity of Class B shares as an asset class and the conversion of certain of the Company’s Class B share assets to Class A share assets in fiscal 2004. Private funds and exchange traded closed-end funds grew to 49 percent of the Company’s fund assets under management at October 31, 2004, from 47 percent at October 31, 2003 and 42 percent at October 31, 2002.

The growth in separate account assets under management in fiscal 2004 can be primarily attributed to the acquisition of the Deutsche Bank assets in July 2004 and separate account net inflows of $2.6 billion. The growth in separate account assets under management in fiscal 2003 can be primarily attributed to the acquisition of Parametric Portfolio Associates in September 2003.

Average Assets Under Management by Asset Class(1)

	For the Years Ended October 31,			2004 vs. 2003	2003 vs. 2002

(in billions)	2004	2003	2002

Class A (2)	$12.2	$6.9	$6.5	77%	6%
Class B (3)	10.8	12.7	13.9	-15%	-9%
Class C (4)	6.7	5.6	5.8	20%	-3%
Class I (5)	1.5	0.9	1.1	67%	-18%
Private funds	18.1	15.6	16.2	16%	-4%
Closed-end funds	12.9	6.1	2.0	111%	205%
Other	2.0	0.9	1.0	122%	-10%

Total fund assets	64.2	48.7	46.5	32%	5%
Total separate account assets	21.4	12.5	11.0	71%	14%

Total	$85.6	$61.2	$57.5	40%	6%

(1)

Assets under management attributable to the acquisitions of the Deutsche Bank assets on July 1, 2004 and of Parametric Portfolio Associates on September 10, 2003 are included on a weighted average  basis for the period from their respective closing dates.

(2)	Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(3)	Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
(4)	Share class includes Eaton Vance Senior Floating-Rate Fund, an interval fund.
(5)	Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

The average assets under management presented in the table above represent a monthly average by asset class. This table is intended to provide useful information in the analysis of the Company’s revenue and asset-based distribution expenses. With the exception of the Company’s separate account investment adviser fees, which are generally calculated as a percentage of either beginning or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated primarily as a percentage of average daily assets.

Results of Operations

	For the Years Ended October 31,

(in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net income	$138,943	$106,123	$121,057	31%	-12%
Earnings per share:
Basic	$2.06	$1.54	$1.75	34%	-12%
Diluted	$1.99	$1.51	$1.70	32%	-11%
Operating margin	34%	31%	35%	NM	NM

Net income increased by 31 percent in fiscal 2004, following a decrease of 12 percent in fiscal 2003. The increase in fiscal 2004 can be primarily attributed to strong net sales and recovering equity markets, which resulted in a 40 percent increase in average assets under management, and disciplined cost control in a period of rapid growth. The decrease in fiscal 2003 can be attributed to weak equity markets in the first half of the year, which negatively impacted average assets under management, and the impact of marketing costs associated with the $5.0 billion in closed-end fund offerings completed during the year.

Revenue

	For the Years Ended October 31,

(in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Investment adviser and administration fees	$413,102	$296,344	$280,794	39%	6%
Distribution and underwriter fees	150,018	146,907	162,071	2%	-9%
Service fees	92,087	74,605	77,833	23%	-4%
Other revenue	6,606	5,277	2,287	25%	131%

Total revenue	$661,813	$523,133	$522,985	27%	0%

The Company’s effective fee rate (revenue as a percentage of average assets under management) decreased to 0.77 percent in fiscal 2004 from 0.85 percent in fiscal 2003 and 0.91 percent in fiscal 2002 largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 23 percent in 2004 from 28 percent in fiscal 2003 and 31 percent in fiscal 2002. Given a continuing shift in asset mix, the Company currently estimates that its effective fee rate over the next twelve-month period is likely to decline to a level between 0.70 percent and 0.75 percent. The anticipated decline in the future effective fee rate will be offset in part by a reduction in deferred sales commissions amortization expense as deferred sales commissions paid on Class B share sales will also decline with the anticipated change in asset mix.

Investment adviser and administration fees
Investment adviser and administration fees are generally calculated under contractual agreements with the Company’s sponsored funds and separate accounts and are based upon a percentage of the market value of assets under management. Changes in the market value of managed assets affect the amount of investment adviser and administration fees earned, while shifts in asset mix affect the Company’s effective fee rate.

The increase in investment adviser and administration fees of 39 percent in fiscal 2004 can be attributed to a 40 percent increase in average assets under management tempered by a modest reduction in the Company’s effective advisory fee rate. The decrease in the effective advisory fee rate can be attributed primarily to the lower average advisory fee rates of the Parametric Portfolio Associates assets acquired in fiscal 2003.

The increase in investment adviser and administration fees of 6 percent in fiscal 2003 can be attributed to a 6 percent increase in average assets under management. The acquisition of Parametric Portfolio Associates, which occurred on September 10, 2003, did not significantly affect either the Company’s revenue or effective advisory fee rate in fiscal 2003.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C, as well as certain private funds).  These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges, and therefore underwriter commissions, are waived or reduced on sales to shareholders or intermediaries that exceed specified minimum amounts and waived on shares that are purchased as part of a fee-based account. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without a sales charge.

Distribution and underwriter fees increased by 2 percent in fiscal 2004 over a year ago, primarily reflecting an increase in average Class C share and certain private fund assets under management, offset by a decrease in Class B share assets under management. As noted in the table “Ending Assets Under Management,” ending Class B share assets under management declined 34 percent year-over-year as a result of lower Class B share sales and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004. Financial results for the third and fourth quarters of fiscal 2004 reflect the full impact of the conversion.

Distribution and underwriter fees decreased by 9 percent in fiscal 2003, reflecting a 6 percent decrease in average Class B, Class C and certain private assets under management and an increase in Class A shares offered without a sales charge. The decrease in average Class B assets under management in fiscal 2003 can be principally attributed to a gradual shift in asset mix from Class B assets under management to Class A assets under management and the decline in equity markets experienced during the period.

Service fees
Service fee payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to the principal underwriter (Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management) for personal service and/or the maintenance of shareholder accounts.

Service revenue increased by 23 percent in fiscal 2004 over a year ago, primarily reflecting a 17 percent increase in average Class A, B, C and certain private fund assets under management.  Service fee revenue decreased by 4 percent in fiscal 2003, reflecting a 4 percent decrease in average Class A, B, C and certain private fund assets under management.

Other revenue
Other revenue increased by 25 percent in fiscal 2004 over a year ago, primarily reflecting investment income earned by two majority-owned investment companies consolidated by the Company. The first of the two funds was consolidated beginning in the second quarter of fiscal 2003; the second was consolidated beginning in the first quarter of fiscal 2004. The Company consolidated each fund at the point in time at which the Company’s investment in the fund exceeded 50 percent of the total net asset value of the fund.

Other revenue increased by 131 percent in fiscal 2003, primarily as a result of an increase in shareholder service fees and an increase in interest income earned by a majority-owned mutual fund consolidated by the Company for the first time in fiscal 2003.

Expenses

	For the Years Ended October 31,

(in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Compensation of officers and employees	$150,489	$115,429	$105,331	30%	10%
Amortization of deferred sales commissions	81,202	85,192	83,690	-5%	2%
Service fee expense	76,620	64,285	63,852	19%	1%
Distribution expense	81,559	54,790	50,398	49%	9%
Other expenses	49,381	40,293	35,791	23%	13%

Total expenses	$439,251	$359,989	$339,062	22%	6%

Compensation of officers and employees
Compensation expense increased by 30 percent in fiscal 2004 and by 10 percent in fiscal 2003. The increase in compensation expense in fiscal 2004 can be primarily attributed to higher marketing incentives associated with a 35 percent increase in compensatable fund sales, including the offering of $6.3 billion of new closed-end funds, the inclusion of Parametric Portfolio Associates employee compensation for a full fiscal year and higher operating income-based bonus accruals. The increase in compensation expense in fiscal 2003 reflects incentive costs associated with $5.0 billion of closed-end fund offerings and increases in all compensation categories resulting from the acquisition of Parametric Portfolio Associates on September 10, 2003.  Compensation costs  associated with the acquisition of Parametric Portfolio Associates totaled $9.5 million in fiscal 2004 and $1.1 million in fiscal 2003.

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 5 percent in fiscal 2004, following an increase of 2 percent in fiscal 2003. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In fiscal 2004, the increases noted in Class C share and private fund sales were offset by a decrease in Class B share sales. As amortization expense is a function of the Company’s product mix, a continuing shift from Class B sales to Class A sales over time will most likely result in a further reduction in amortization expense.

Service fees
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 19 percent in fiscal 2004 and 1 percent in fiscal 2003, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners.  Distribution expense increased by 49 percent in fiscal 2004 and 9 percent in fiscal 2003, largely as a result of increases in average closed-end fund assets and in average other assets under management subject to third-party distribution and revenue-sharing arrangements.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 23 percent in fiscal 2004, primarily as a result of facilities, information technology, consulting and amortization expense associated with the acquisition of Parametric Portfolio Associates in the fourth quarter of fiscal 2003. Other expenses increased by 13 percent in fiscal 2003, primarily as a result of increases in travel and fund expenses associated with the $5.0 billion in closed-end fund offerings completed in fiscal 2003.

Other Income and Expense

	For the Years Ended October 31,

(in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Interest income	$2,799	$4,848	$9,019	-42%	-46%
Interest expense	(5,898)	(5,761)	(7,098)	2%	-19%
Gain on investments	275	2,346	1,344	-88%	75%
Foreign currency gain (loss)	(85)	18	8	NM	125%
Equity in net income of affiliates	2,005	263	389	NM	-32%

Total other income (expense)	$(904)	$1,714	$3,662	NM	-53%

Interest income decreased by 42 percent in fiscal 2004 and 46 percent in fiscal 2003, primarily due to the Company’s investment in and consolidation of two sponsored mutual funds. Interest and dividend income earned by the two consolidated funds, which invest in short-term debt instruments, is recorded in other revenue. Prior to the Company’s investment in and consolidation of these two funds, the Company invested its excess cash in sponsored funds that were classified as available-for-sale. Investment income on investments classified as available-for-sale is included in interest income.

Interest expense increased to $5.9 million in fiscal 2004 from $5.8 million a year ago, following a $1.3 million decrease in interest expense in fiscal 2003. The increase in interest expense in fiscal 2004 reflects the recognition of additional interest expense ($0.2 million) in conjunction with the Company’s Internal Revenue Service audits for the fiscal years ended October 31, 1999 and 2000, offset by a decrease in average long-term debt balances. The decrease in average long-term debt balances in fiscal 2004 is attributed to the retirement of the Eaton Vance Management’s (“EVM’s”) 6.22 percent senior notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004. The decrease in interest expense in fiscal 2003 reflects a decrease in average long-term debt balances due to the repurchase of $87.0 million of the EVM’s  zero-coupon exchangeable senior notes in August 2002, net of the additional cash interest paid to holders of the exchangeable senior notes beginning in November 2002.

Equity in net income of affiliates increased to $2.0 million in fiscal 2004 from $0.3 million a year ago, following a decrease of $0.1 million in fiscal 2003. Equity in net income of affiliates reflects the Company’s 20 percent minority equity interest in Lloyd George Management.

Income Taxes

The Company’s effective tax rate was 36 percent during fiscal 2004, up from 35 percent in fiscal 2003 and 2002. The increase in the tax rate was primarily due to adjustments in the Company’s contingent tax liabilities and the completion of the phase–in of favorable tax legislation in Massachusetts for mutual fund service companies during fiscal 2003.   The tax law change in Massachusetts required companies to meet certain criteria over a period of several years, and as these criteria were met and deferred tax liabilities recorded with higher tax rates under the previous law were adjusted, the Company benefited from a lower effective state tax rate.

The Company anticipates that its effective tax rate will increase by approximately 1 percent during fiscal 2005 due to state income taxes.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans.  The new tax regulation, which allows for the immediate deduction of these commissions when paid, has been applied prospectively to such commissions paid in fiscal year 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002. Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 will be deducted for tax purposes in fiscal 2004. The change in tax accounting treatment will not require amendments to prior year returns and has no impact on the Company’s effective tax rate. As discussed in “Changes in Financial Condition and Liquidity and Capital Reserves,” deferred income taxes increased by approximately 74 percent in fiscal 2004 as a result of the change in tax accounting treatment.

Minority Interest, Net of Tax

Minority interest, net of tax, increased by 182 percent in fiscal 2004 and by 18 percent in fiscal 2003, primarily due to the increased minority interest of unaffiliated investors in the Company’s consolidated short-term income funds, the acquisition of Parametric Portfolio Associates in September of 2003 and the increased profitability of the Company’s other majority-owned subsidiaries Atlanta Capital and Fox Asset Management.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources at October 31, 2004, 2003 and 2002:

	For the years ended October 31,

(in thousands)	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Balance sheet data:
Cash and cash equivalents	$147,137	$138,328	$144,078	6%	-4%
Short-term investments	210,429	104,484	43,886	101%	138%
Long-term investments	36,895	36,490	39,982	1%	-9%
Deferred sales commissions	162,259	199,322	239,048	-19%	-17%

Current portion of long-term debt	-	7,143	7,143	NM	0%
Long-term debt	74,347	118,736	124,118	-37%	-4%
Deferred income taxes	57,644	33,203	50,531	74%	-34%

Cash flow data:
Operating cash flows	$117,085	$43,809	$134,111	167%	-67%
Investing cash flows	(3,212)	25,675	42,031	NM	-39%
Financing cash flows	(105,146)	(75,296)	(147,745)	-40%	NM

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments.  Short-term investments consist principally of short-term debt instruments and investments in the Company’s sponsored money market mutual funds.  Long-term investments consist principally of seed investments in certain of the Company’s other sponsored mutual funds and minority equity investments in collateralized debt obligation entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 19 percent in fiscal 2004 and 17 percent in fiscal 2003, primarily reflecting the decline in Class B share assets over the last two fiscal years. Deferred income taxes, which relate principally to deferred sales commissions, increased by 74 percent in fiscal 2004 following a decrease of 34 percent in fiscal 2003, reflecting a change in the treatment of deferred sales commissions for tax purposes. The change in the timing of the deduction of sales commission payments has had the effect of increasing deferred income taxes and reducing current income tax payments in fiscal 2004.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation	Payments due

(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating leases	$28.6	$6.9	$12.3	$9.3	$0.1

Excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in net proceeds of approximately $195.5 million after payment of debt issuance costs. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five-year intervals thereafter until maturity. EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both, as elected by the Company.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On October 31, 2004, the contingent conversion price for the Company’s non-voting common stock was $55.34. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. In the event that the requirements for exchange are met and shareholders elect to execute the exchange, EVM will recognize a charge to interest expense equal to the difference between the accreted value of the debt and the market value of the non-voting common stock on that date.  On October 31, 2004, 110,945 Notes remained outstanding.

On December 21, 2004, the Company executed a new revolving credit facility with several banks.  The facility, which expires in December 21, 2009, provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. This facility replaces a $170 million facility which expired on December 21, 2004.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $117.1 million, $43.8 million and $134.1 million in fiscal 2004, 2003 and 2002, respectively.

Cash flows associated with the purchase and sale of trading securities included in operating cash flows primarily represent the purchase and sale of short-term debt securities by the Company’s two consolidated short-term funds. The first of these two funds was consolidated beginning in fiscal 2003; the second was consolidated beginning in fiscal 2004. Net cash used in the purchase and sale of trading securities totaled $105.8 million and $103.4 million in fiscal 2004 and 2003. Net cash provided by the sale of trading securities totaled $1.0 million in fiscal 2002.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as the Company’s private funds, decreased by $6.1 million in fiscal 2004 and $18.0 million in fiscal 2003 due to a decline in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes contributed $24.1 million to operating cash flows in fiscal 2004 compared to a reduction in operating cash flows of $16.2 million and $22.3 million in fiscal 2003 and 2002, respectively, primarily as a result of the change in the tax treatment of deferred sales commissions paid as described above.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored funds and the acquisition of majority-owned subsidiaries. Cash provided by (used for) investing activities totaled ($3.2) million, $25.7 million and $42.0 million in fiscal 2004, 2003 and 2002, respectively. The decrease in cash provided by investing activities in fiscal 2004 reflects the Company’s sale of certain available-for-sale securities in fiscal 2003 and the investment of those proceeds in two consolidated mutual funds (see discussion of purchase and sale of trading securities described in operating cash flows).

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Cash used for financing activities totaled $105.1 million, $75.3 million and $147.7 million in fiscal 2004, 2003 and 2002, respectively.

The Company repaid $53.2 million, $18.0 million and $144.1 million in long-term debt in fiscal 2004, 2003, and 2002 respectively. Debt repayments in fiscal 2004 include the retirement of EVM’s 6.22 percent senior loan and the repurchase of $46.0 million at accreted value of EVM’s zero-coupon exchangeable notes (issued in August 2001). Debt repayments in fiscal 2003 included a principal installment of $7.1 million on EVM’s 6.22 percent senior loan and the retirement of $10.8 million of debt carried by Parametric Portfolio Associates at the date of acquisition. Debt repayments in fiscal 2002 included a principal installment of $7.1 million on EVM’s 6.22 percent senior loan and the repurchase of $87.0 million at accreted value of EVM’s zero-coupon exchangeable notes.

In fiscal 2004, the Company repurchased a total of 2.3 million shares of its non-voting common stock for $85.0 million in under its authorized repurchase program and issued 0.6 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $11.9 million. The Company has authorization to purchase an additional 1.6 million shares under its present share repurchase authorization program and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.55 per share in fiscal 2004 compared to $0.40 in fiscal 2003 and $0.30 in fiscal 2002.  The Company increased its quarterly dividend by 25 percent to $0.15 per share in the third quarter of fiscal 2004 and again by 7 percent to $0.16 per share in the fourth quarter of fiscal 2004.

On December 15, 2004 the Company’s Board of Directors authorized, and the Company’s voting shareholders approved, a two-for-one stock split of the Company’s outstanding non-voting common stock.  The split entitles each shareholder of record as of December 31, 2004 to receive two shares for every one share of non-voting common stock held on the record date.  The additional shares of common stock will be distributed after the close of business on January 14, 2005.

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

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commissions assets accordingly.

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

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. As noted previously, new IRS regulations provide that commission payments made subsequent to November 1, 2003 are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity.  At October 31, 2004, combined assets under management in the collateral pools of the five CDO entities were approximately $1.6 billion. The Company had combined minority equity investments of $14.4 million in three of these entities on October 31, 2004.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $14.4 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at October 31, 2004.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors.  The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

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

Accounting Developments

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the EITF regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, will require the restatement of diluted earnings per share for all prior periods presented.  Had the consensus been in effect for fiscal years ending October 31, 2004, 2003 and 2002, approximately 2.2 million shares, 2.6 million shares and 3.8 million shares would have been added to the Company’s diluted earnings per share calculations, respectively, and diluted earnings per share would have been reduced by $0.02, $0.01, and $0.06, respectively.

In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than-temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01 has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure provisions of EITF 03-01 in its annual financial statements for the fiscal year ended October 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s financial statements.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. Using a modified version of prospective application, compensation cost will be recognized on or after the effective date for the portion of all outstanding awards for which the requisite service has not yet been rendered. Compensation cost will be based on the grant-date fair value of those awards. Entities electing to apply a modified version of retrospective application for periods prior to the required effective date will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning August 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the fiscal years ended October 31, 2004, 2003 and 2002, diluted earnings per share would have been reduced to $1.75, $1.35 and $1.55, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $10.4 million at October 31, 2004, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point (0.50%) decline in interest rates would be approximately $1.1 million based on fixed-income and floating-rate income investments of $211.4 million as of October 31, 2004. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.  As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $14.4 million at October 31, 2004, which represents the total value at risk with respect to such entities as of October 31, 2004.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2004, 2003 and 2002

Contents	Page number reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2004	33
Consolidated Balance Sheets as of October 31, 2004 and 2003	34
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended October 31, 2004	35
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2004	37
Notes to Consolidated Financial Statements	38
Report of Independent Registered Public Accounting Firm	59

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share figures)	2004	2003	2002

Revenue:
Investment adviser and administration fees	$413,102	$296,344	$280,794
Distribution and underwriter fees	150,018	146,907	162,071
Service fees	92,087	74,605	77,833
Other revenue	6,606	5,277	2,287

Total revenue	661,813	523,133	522,985

Expenses:
Compensation of officers and employees	150,489	115,429	105,331
Amortization of deferred sales commissions	81,202	85,192	83,690
Service fee expense	76,620	64,285	63,852
Distribution expense	81,559	54,790	50,398
Other expenses	49,381	40,293	35,791

Total expenses	439,251	359,989	339,062

Operating income	222,562	163,144	183,923

Other Income (Expense):
Interest income	2,799	4,848	9,019
Interest expense	(5,898)	(5,761)	(7,098)
Gain on investments	275	2,346	1,344
Foreign currency gain (loss)	(85)	18	8
Equity in net income of affiliates	2,005	263	389

Income before income taxes and minority interest	221,658	164,858	187,585

Income taxes	79,797	57,700	65,654

Minority interest, net of tax	2,918	1,035	874

Net income	$138,943	$106,123	$121,057

Earnings per share:
Basic	$2.06	$1.54	$1.75

Diluted	$1.99	$1.51	$1.70

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share figures)	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$147,137	$138,328
Short-term investments	210,429	104,484
Investment adviser fees and other receivables	32,249	25,922
Other current assets	4,861	3,583

Total current assets	394,676	272,317

Other Assets:
Deferred sales commissions	162,259	199,322
Goodwill	89,281	88,879
Other intangible assets, net	43,965	46,193
Long-term investments	36,895	36,490
Equipment and leasehold improvements, net	12,413	12,411
Other assets	4,077	3,090

Total other assets	348,890	386,385

Total assets	$743,566	$658,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$52,299	$35,339
Accounts payable and accrued expenses	23,789	23,822
Dividend payable	10,660	8,189
Current portion of long-term debt	-	7,143
Other current liabilities	7,451	8,302

Total current liabilities	94,199	82,795

Long-Term Liabilities:
Long-term debt	74,347	118,736
Deferred income taxes	57,644	33,203

Total long-term liabilities	131,991	151,939

Total liabilities	226,190	234,734

Minority interest	67,870	7,691
Commitments and contingencies	-	-

Shareholders’ Equity:
Common stock, par value $0.0078125 per share:
Authorized, 640,000 shares
Issued and outstanding, 154,880 shares	1	1
Non-voting common stock, par value $0.0078125 per share:
Authorized, 95,360,000 shares
Issued and outstanding, 66,635,780 and 68,250,464 shares, respectively	521	533
Notes receivable from stock option exercises	(2,718)	(2,995)
Deferred compensation	(2,400)	(1,000)
Accumulated other comprehensive income	1,854	1,245
Retained earnings	452,248	418,493

Total shareholders’ equity	449,506	416,277

Total liabilities and shareholders’ equity	$743,566	$658,702

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands)	Shares	Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises

Balance, October 31, 2001	68,617	$1	$535	$-	$(2,641)
Net income	-	-	-	-	-
Other comprehensive income:
Unrealized losses on investments, net of tax	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-
Total comprehensive income
Dividends declared ($0.2975 per share)	-	-	-	-	-
Issuance of non-voting common stock:
On exercise of stock options	2,109	-	16	15,659	(1,498)
Under employee stock purchase plan	70	-	1	1,795	-
Under employee incentive plan	67	-	1	1,942	-
Tax benefit of stock option exercises	-	-	-	4,787	-
Repurchase of non-voting common stock	(1,606)	-	(13)	(24,183)	-
Principal repayments	-	-	-	-	609
Compensation expense related to restricted stock issuance	-	-	-	-	-

Balance, October 31, 2002	69,257	1	540	-	(3,530)
Net income	-	-	-	-	-
Other comprehensive income:
Unrealized losses on investments, net of tax	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-
Total comprehensive income
Dividends declared ($0.4000 per share)	-	-	-	-	-
Issuance of non-voting common stock:
On exercise of stock options	424	-	3	5,753	(219)
Under employee stock purchase plan	81	-	1	2,099	-
Under employee incentive plan	60	-	-	1,581	-
Tax benefit of stock option exercises	-	-	-	487	-
Repurchase of non-voting common stock	(1,417)	-	(11)	(9,920)	-
Principal repayments	-	-	-	-	754
Compensation expense related to restricted stock issuance	-	-	-	-	-

Balance, October 31, 2003	68,405	1	533	-	(2,995)
Net income	-	-	-	-	-
Other comprehensive income:
Unrealized gains on investments, net of tax	-	-	-	-	-
Foreign currency translation adjustments, net of tax	-	-	-	-	-
Total comprehensive income
Dividends declared ($0.5500 per share)	-	-	-	-	-
Issuance of non-voting common stock:
On exercise of stock options	439	-	3	8,194	(577)
Under employee stock purchase plan	70	-	1	2,024	-
Under employee incentive plan	54	-	1	1,695	-
Under restricted stock plan	86	-	1	2,999	-
Tax benefit of stock option exercises	-	-	-	1,865	-
Repurchase of non-voting common stock	(2,263)	-	(18)	(16,777)	-
Principal repayments	-	-	-	-	-
Compensation expense related to restricted stock issuance	-	-	-	-	854

Balance, October 31, 2004	66,791	$1	$521	$-	$(2,718)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands)	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)

Balance, October 31, 2001	$(3,200)	$4,898	$301,533	$301,126
Net income	-	-	121,057	121,057	$121,057
Other comprehensive income:
Unrealized losses on investments, net of tax	-	(2,314)	-	(2,314)	(2,314)
Foreign currency translation adjustments	-	1	-	1	1

Total comprehensive income					$118,744

Dividends declared ($0.2975 per share)	-	-	(20,604)	(20,604)
Issuance of non-voting common stock:
On exercise of stock options	-	-	-	14,177
Under employee stock purchase plan	-	-	-	1,796
Under employee incentive plan	-	-	-	1,943
Tax benefit of stock option exercises	-	-	-	4,787
Repurchase of non-voting common stock	-	-	(27,180)	(51,376)
Principal repayments	-	-	-	609
Compensation expense related to restricted stock issuance	1,100	-	-	1,100

Balance, October 31, 2002	(2,100)	2,585	374,806	372,302
Net income		-	106,123	106,123	$106,123
Other comprehensive income:	-
Unrealized losses on investments, net of tax	-	(1,381)	-	(1,381)	(1,381)
Foreign currency translation adjustments	-	41	-	41	41

Total comprehensive income					$104,783

Dividends declared ($0.4000 per share)	-	-	(27,499)	(27,499)
Issuance of non-voting common stock:
On exercise of stock options	-	-	-	5,537
Under employee stock purchase plan	-	-	-	2,100
Under employee incentive plan	-	-	-	1,581
Tax benefit of stock option exercises	-	-	-	487
Repurchase of non-voting common stock	-	-	(34,937)	(44,868)
Principal repayments	-	-	-	754
Compensation expense related to restricted stock issuance	1,100	-	-	1,100

Balance, October 31, 2003	(1,000)	1,245	418,493	416,277
Net income	-	-	138,943	138,943	$138,943
Other comprehensive income:
Unrealized gains on investments, net of tax	-	558	-	558	558
Foreign currency translation adjustments	-	51	-	51	51

Total comprehensive income					$139,552

Dividends declared ($0.5500 per share)	-	-	(36,962)	(36,962)
Issuance of non-voting common stock:
On exercise of stock options	-	-	-	7,620
Under employee stock purchase plan	-	-	-	2,025
Under employee incentive plan	-	-	-	1,696
Under restricted stock plan	(3,000)	-	-	-
Tax benefit of stock option exercises	-	-	-	1,865
Repurchase of non-voting common stock	-	-	(68,226)	(85,021)
Principal repayments	-	-	-	-
Compensation expense related to restricted stock issuance	1,600	-	-	2,454

Balance, October 31, 2004	$(2,400)	$1,854	$452,248	$449,506

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2004	2003	2002

Cash and cash equivalents, beginning of year	$138,328	$144,078	$115,681
Cash Flows From Operating Activities:
Net income	138,943	106,123	121,057
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investments	(326)	(2,039)	(1,343)
Equity in net income of affiliates	(2,005)	(263)	(389)
Dividend received from affiliate	438	394	375
Minority interest	4,559	1,593	1,344
Interest on long-term debt	2,969	2,100	5,262
Deferred income taxes	24,133	(16,234)	(22,307)
Tax benefit of stock option exercises	1,865	487	5,797
Compensation related to restricted stock issuance	1,600	1,100	1,100
Depreciation and other amortization	6,627	5,468	5,110
Amortization of deferred sales commissions	81,202	85,192	83,690
Payment of capitalized sales commissions	(63,830)	(69,949)	(87,925)
Contingent deferred sales charges received	19,691	24,483	31,925
Proceeds from sale of trading investments	19,177	43,487	1,038
Purchase of trading investments	(125,015)	(146,923)	-
Changes in assets and liabilities:
Investment adviser fees and other receivables	(6,327)	(4,039)	3,057
Other current assets	(1,329)	2,315	(2,613)
Other assets	(1,338)	1,262	5,074
Accrued compensation	16,960	2,325	(6,459)
Accounts payable and accrued expenses	(33)	7,121	(4,555)
Other current liabilities	(876)	(194)	(5,127)

Net cash provided by operating activities	117,085	43,809	134,111

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(3,600)	(1,090)	(2,096)
Net (increase) decrease in notes and receivables from affiliates	277	535	(889)
Acquisitions of subsidiaries, net of cash acquired	-	(16,689)	-
Purchase of management contracts	(801)	(1,925)	-
Proceeds from sale of available-for-sale investments	3,279	54,960	103,351
Purchase of available-for-sale investments	(2,367)	(10,116)	(58,335)

Net cash provided by (used for) investing activities	(3,212)	25,675	42,031

Cash Flows From Financing Activities:
Proceeds from issuance of short-term debt	-	-	50,000
Long-term debt issuance costs	-	-	(720)
Distributions to minority shareholders	(3,169)	(992)	(911)
Repayment of debt	(53,171)	(17,975)	(144,115)
Proceeds from issuance of non-voting common stock	11,918	9,438	19,414
Repurchase of non-voting common stock	(85,021)	(44,868)	(51,376)
Dividends paid	(34,491)	(24,832)	(20,037)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	76,818	22,000	-
Redemption of mutual fund subsidiary’s capital stock	(18,030)	(18,067)	-

Net cash used for financing activities	(105,146)	(75,296)	(147,745)

Foreign currency translation adjustment	82	62	-

Net increase (decrease) in cash and cash equivalents	8,809	(5,750)	28,397

Cash and cash equivalents, end of year	$147,137	$138,328	$144,078

Supplemental Cash Flow Information:
Interest paid	$3,589	$3,101	$1,892

Income taxes paid	$54,344	$70,183	$90,266

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business and Organization

Eaton Vance Corp. and its subsidiaries (“the Company”) provide investment advisory and distribution services to mutual funds and other investment funds, and investment management and counseling services to individual high-net-worth investors, family offices and institutional clients. Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and other investment portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact revenue and the results of operations.

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

Investments

Marketable securities classified as available-for-sale consist primarily of investments in sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses are reported net of tax as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains or losses are reflected as a component of gain (loss) on investments. The average cost method is used to determine the realized gain or loss on securities sold.

Marketable securities classified as trading consist primarily of investments in short-term debt instruments and sponsored funds and are carried at fair value based on quoted market prices. Net unrealized holding gains or losses, as well as realized gains or losses, are reflected as a component of other revenue. The average cost method is used to determine the realized gain or loss on securities sold except for those securities held by the Company’s mutual fund subsidiaries, which use the first-in-first-out method to determine the realized gain or loss on securities sold.

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

Investments in the equity of collateralized debt obligation entities (“CDOs”) are carried at fair value based on discounted cash flows. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each collateralized debt obligation entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

Certain other investments are carried at the lower of cost or management’s estimate of net realizable value owing primarily to restrictions relative to resale of the investments.

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions first, with any remaining amount recorded in income.

The Company evaluates the carrying value of its deferred sales commission asset for impairment on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

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

Revenue Recognition

Investment adviser, administration, distribution and service fees for the funds and investment adviser fees for separate accounts managed by the Company are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management.  With the exception of the Company’s separate account investment adviser fees, which are calculated generally as a percentage of either beginning or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated principally as a percentage of average daily assets. The Company may waive certain fees for investment and administration services at its discretion. Investment adviser and administration fees are recorded gross of any subadvisory arrangements based on the terms of those arrangements, with the corresponding fees paid to any subadvisor included in other expenses.  In instances where the Company acts as subadvisor or co-manager, investment adviser fees are recorded net. Distribution and service fees are recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expense, respectively.

Sales of shares of investment companies in connection with the Company’s activities as principal underwriter are accounted for on a settlement date basis, which approximates trade date basis, with the related commission income and expense recorded on a trade date basis.

Interest income is accrued as earned.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Deferred taxes relate principally to capitalized sales commissions paid to brokers and dealers. In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans. The new tax regulation, which allows for the immediate deduction of these commissions when paid, has been applied prospectively to such commissions paid in fiscal year 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002.  Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in fiscal 2004. This change in tax accounting treatment will not require amendments to prior year returns and had no impact on the Company’s effective tax rate.

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

The Company continues to use the intrinsic value method as described in APB Opinion No. 25. At October 31, 2004, the Company has four stock-based compensation plans, which are described more fully in Note 9.  Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the years ended October 31, 2004, 2003 and 2002 would have been reduced to the following pro forma amounts:

(in thousands, except per share figures)	2004	2003	2002

Net income as reported	$138,943	$106,123	$121,057
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,024	715	715
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(18,005)	(12,028)	(10,815)

Pro forma net income	$121,962	$94,810	$110,957

Earnings per share:
Basic – as reported	$2.06	$1.54	$1.75

Basic – pro forma	$1.81	$1.38	$1.60

Diluted – as reported	$1.99	$1.51	$1.70

Diluted – pro forma	$1.75	$1.35	$1.55

For purposes of pro forma disclosure, the estimated fair value of each option grant is amortized to expense ratably over the vesting period of the option. See Note 9 for assumptions as to dividend yield, volatility, risk-free interest rate and the expected life of options used in determining fair value.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the end of the accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in other income currently.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on securities classified as available-for-sale (net of tax) and foreign currency translation adjustments (net of tax).

2.          Accounting Developments

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified the consensus of the Emerging Issues Task Force (“EITF”) regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus, which is effective for reporting periods ending after December 15, 2004, will require the restatement of diluted earnings per share for all prior periods presented.  Had the consensus been in effect for fiscal years ending October 31, 2004, 2003 and 2002, approximately 2.2 million shares, 2.6 million shares and 3.8 million shares would have been added to the Company’s diluted earnings per share calculations, respectively, and diluted earnings per share would have been reduced by $0.02, $0.01, and $0.06, respectively.

In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than-temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01 has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ended after June 15, 2004. The Company implemented the disclosure provisions of EITF 03-01 in its annual financial statements for the fiscal year ending October 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s financial statements.

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements. Using a modified version of prospective application, compensation cost will be recognized on or after the effective date for the portion of all outstanding awards for which the requisite service has not yet been rendered. Compensation cost will be based on the grant-date fair value of those awards. Entities electing to apply a modified version of retrospective application for periods prior to the required effective date will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning August 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the fiscal years ended October 31, 2004, 2003 and 2002, diluted earnings per share would have been reduced to $1.75, $1.35 and $1.55, respectively.

3.          Acquisitions

On September 10, 2003, the Company acquired an 80 percent capital interest and an 81.2 percent profits interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) for an aggregate initial payment of $28.0 million in cash. Beginning in calendar 2005, certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase an additional 8.6 percent of the capital of Parametric Portfolio Associates over a three-year period. Beginning in calendar 2007, certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period. The price for acquiring the remaining capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in those years. Any additional payments made will be treated as additional purchase price for accounting purposes.

The acquisition of Parametric Portfolio Associates was accounted for using the purchase method of accounting and, accordingly, the excess of purchase price, including acquisition costs, over the fair value of the net assets acquired resulted in goodwill of $19.4 million. Net assets acquired included $9.1 million of other intangible assets, which consisted of client relationships and technology acquired. These assets are being amortized on a straight-line basis over their weighted average estimated useful lives of approximately 19 years. Goodwill and intangible assets acquired in conjunction with the Parametric Portfolio Associates transaction are not deductible for tax purposes.

These financial statements include the operating results of Parametric Portfolio Associates from September 10, 2003, the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the results of operations would not have been materially different from those reported in the accompanying consolidated statements of income.

Condensed balance sheets disclosing the amount of each major asset and liability category attributable to the acquired entity at acquisition date have not been provided, as the net assets of Parametric Portfolio Associates, excluding goodwill and intangible assets, are not material to the consolidated financial statements of the Company.

In fiscal 2001, the Company acquired majority interests in Atlanta Capital Management, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”). Atlanta Capital’s principals will continue to hold 30 percent of the equity of Atlanta Capital through December 31, 2004; Fox Asset Management’s principals will continue to hold 20 percent of the equity of Fox Asset Management through December 31, 2007. Beginning in calendar 2005, Atlanta Capital’s principals will have the right to sell and the Company will have the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period at a price based on a multiple of earnings before taxes in those years. Beginning in calendar 2008, Fox Asset Management’s principals will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period at a price based on a multiple of earnings before interest and taxes in those years. Any additional payments made to the principals of either Atlanta Capital or Fox Asset Management will be treated as additional purchase price for accounting purposes.

4.          Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended October 31, 2004 and 2003 are as follows:

(in thousands)	2004	2003

Balance, beginning of period	$88,879	$69,467
Adjustments to goodwill	402	19,412

Balance, end of period	$89,281	$88,879

The adjustment to goodwill in fiscal 2004 reflects additional direct costs recognized in connection with the Parametric Portfolio Associates acquisition; the adjustment to goodwill in fiscal 2003 reflects the acquisition of Parametric Portfolio Associates.

The following is a summary of other intangible assets at October 31, 2004 and 2003:

2004	Weighted
(in thousands)	Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Client relationships and technology acquired	16.0	$49,986	$7,332
Non-amortized intangible assets:
Mutual fund management contract acquired	-	1,311	-

Total		$51,297	$7,332

2003	Weighted
(in thousands)	Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Client relationships and technology acquired	16.9	$49,185	$4,303
Non-amortized intangible assets:
Mutual fund management contract acquired	-	1,311	-

Total		$50,496	$4,303

Amortization expense was $3.0 million, $2.1 million and $2.0 million for the years ended October 31, 2004, 2003 and 2002, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)	Year Ending October 31, Estimated Amortization Expense

2005	$3,137
2006	$3,137
2007	$2,763
2008	$2,496
2009	$2,496

5.          Investments

The following is a summary of investments at October 31, 2004 and 2003:

(in thousands)	2004	2003

Short-term investments:
Sponsored funds	$1,412	$1,355
Short-term debt securities	209,017	103,129

Total	$210,429	$104,484

Long-term investments:
Sponsored funds	$13,164	$12,948
Collateralized debt obligation entities	14,388	15,766
Investments in affiliates	8,424	6,857
Other investments	919	919

Total	$36,895	$36,490

Investments in sponsored funds and short-term debt securities

The following is a summary of the cost and fair value of investments in sponsored funds and short-term debt instruments at October 31, 2004, and 2003:

2004		Gross Unrealized

(in thousands)	Cost	Gains	Losses	Fair Value

Sponsored funds:
Short-term	$1,012	$400	$-	$1,412
Long-term	10,765	2,433	(34)	13,164
Short-term debt securities	209,025	21	(29)	209,017

Total	$220,802	$2,854	$(63)	$223,593

2003		Gross Unrealized

(in thousands)	Cost	Gains	Losses	Fair Value

Sponsored funds:
Short-term	$1,106	$249	$-	$1,355
Long-term	11,308	1,721	(81)	12,948
Short-term debt securities	103,265	35	(171)	103,129

Total	$115,679	$2,005	$(252)	$117,432

Gross unrealized gains and losses on investments in sponsored funds, which are classified as available-for-sale, have been excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

Gross unrealized gains and losses on short-term debt securities, which are classified as trading, have been reported in income currently as a component of other revenue.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and short-term debt securities for the years ended October 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002

Gains	$476	$4,572	$1,888
Losses	(186)	(2,199)	(544)

Net realized gain	$290	$2,373	$1,344

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s minority equity ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDOs, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2004, combined assets under management in the collateral pools of these CDO entities were approximately $1.6 billion.  The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities was approximately $14.4 million, which is the carrying value of these investments at October 31, 2004. Investors in CDOs have no recourse against the Company for any losses sustained in the CDO structure.  Management has concluded that the Company is not required to consolidate any of the CDO entities in which it has a minority equity investment.

The carrying value of $14.4 million and $15.8 million at October 31, 2004 and 2003, respectively, for the Company’s minority equity ownership interests in CDO entities is their estimated fair value.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that manages or co-manages several international funds sponsored by the Company. The Company’s investment in LGM was $8.1 million and $6.6 million at October 31, 2004 and 2003, respectively. At October 31, 2004, the Company’s investment exceeded its share of the underlying net assets of LGM by $4.7 million. The Company does not amortize this excess.  The Company reviews its investment in LGM annually for impairment pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

A subsidiary of the Company invests in certain investment limited partnerships in which the subsidiary is a general partner. The investments are recorded on the equity method of accounting owing to the subsidiary’s general partner role. The subsidiary’s investment in these partnerships was $0.3 million and $0.2 million at October 31, 2004, and 2003, respectively.

Other investments

Included in other investments are certain investments carried at cost, amounting to $0.9 million at both October 31, 2004, and 2003. Management believes that the fair value of these investments approximates their carrying value.

6.          Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2004 and 2003:

(in thousands)	2004	2003

Equipment	$20,614	$18,081
Leasehold improvements	10,394	9,770

Subtotal	31,008	27,851
Less: Accumulated depreciation and amortization	(18,595)	(15,440)

Equipment and leasehold improvements, net	$12,413	$12,411

7.          Long-term Debt

The following is a summary of long-term debt at October 31, 2004 and 2003:

	2004		2003

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

6.22% senior notes due 2004	$-	$-	$7,143	$7,323
1.5% zero-coupon exchangeable senior notes due 2031	74,347	77,800	118,736	122,485

Total	74,347	77,800	125,879	129,808
Less: current maturities	-	-	(7,143)	(7,323)

Total long-term debt	$74,347	$77,800	$118,736	$122,485

6.22% Senior Notes

The Company repaid the remaining balance of its 6.22% senior notes at maturity in March 2004.

Zero-coupon Exchangeable Senior Notes

On August 13, 2001, the Company’s operating subsidiary, Eaton Vance Management (“EVM”), issued zero-coupon exchangeable senior notes (“Notes”) with a principal amount of $314.0 million due August 13, 2031, resulting in net proceeds of approximately $195.5 million after payment of debt issuance costs. The Notes were issued in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 14.3657 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five year intervals thereafter until maturity or in the event that the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock or a combination of both, at the Company’s election.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On October 31, 2004, the contingent conversion price for the Company’s non-voting common stock was $55.34. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. In the event that the requirements for exchange are met and shareholders elect to execute the exchange, EVM will recognize a charge to interest expense equal to the difference between the accreted value of the debt and the market value of the non-voting common stock on that date.

On August 14, 2002, EVM repurchased for cash $87.0 million of the Notes at accreted value ($134.1 million principal amount at maturity) from redeeming Note holders.  EVM made a one-time cash interest payment to remaining Note holders totaling $0.6 million on August 15, 2002. In addition, Note holders of record on November 13, 2002 received additional incremental cash interest payments equal to 1.627 percent per year of each Note’s principal amount at maturity for a period of 21 months.

On August 14, 2004, EVM repurchased for cash $46.0 million of the Notes ($68.9 million principal amount at maturity).   Remaining Note holders have the option to next require EVM to repurchase the Notes on August 13, 2006.  On October 31, 2004, 110,945 Notes remained outstanding.

The Company expensed approximately $1.0 million and $2.1 million of deferred debt issuance costs in conjunction with the repurchase of Notes on August 14, 2004 and August 14, 2002, respectively.

For fair value purposes, the Notes have been valued by discounting future cash flows using a market interest rate available for debt with similar terms and remaining maturity.

Corporate Credit Facility

In December 2001, EVM executed a revolving credit facility with several banks. This facility, which expired December 21, 2004, provides that EVM may borrow up to $170 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contained financial covenants with respect to leverage and interest coverage and required EVM to pay an annual commitment fee on any unused portion. At October 31, 2004, EVM had no borrowings outstanding under its revolving credit facility. On December 21, 2004, the Company executed a new revolving credit facility with several banks which expires in December of 2009 and provides that the Company may borrow up to $180 million at LIBOR-based rates of interest with similar terms and conditions.

8.          Contingencies

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

The Company leases certain office space and equipment under noncancelable operating leases. Rent expense under these leases in 2004, 2003 and 2002 amounted to $6.6 million, $5.6 million and $5.2 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,	Amount

(in thousands)
2005	$6,920
2006	6,322
2007	5,986
2008	6,025
2009	3,239
2010 – thereafter	128

Total	$28,620

9.          Stock Plans

Stock Option Plan

The Company has a Stock Option Plan (“the 1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change in control of the Company, may accelerate the vesting of awards. A total of 14.7 million shares has been reserved for issuance under the 1998 Plan. Through October 31, 2004, 11.7 million shares have been issued pursuant to this plan.

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

	2004		2003		2002

(share figures in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding, beginning of period	8,053	$24.80	6,127	$22.18	6,453	$15.42
Granted	2,547	35.15	2,609	29.36	1,881	28.88
Exercised	(439)	18.68	(424)	13.58	(2,109)	7.43
Forfeited/Expired	(151)	30.00	(259)	27.01	(98)	22.81

Options outstanding, end of period	10,010	$27.63	8,053	$24.80	6,127	$22.18

Options exercisable, end of period	3,605	$22.20	2,463	$19.31	1,531	$16.09

Outstanding options to purchase shares of non-voting common stock issued under the 1998 Plan and predecessor plans are summarized as follows:

	Options Outstanding		Options Exercisable

Range of Exercise Prices	Shares Outstanding as of 10/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable as of 10/31/04	Weighted Average Exercise Price

(share figures in thousands)

$10.06 – $11.47	768	2.0	$11.44	768	$11.44
$17.19 – $18.25	841	5.0	17.20	619	17.20
$21.16 – $24.03	44	5.3	21.69	35	21.67
$24.53 – $28.13	1,464	6.0	24.63	861	24.60
$28.67 – $32.01	4,226	7.5	29.02	1,266	28.99
$33.16 – $36.27	2,556	9.0	34.99	51	34.80
$37.08 – $40.32	111	8.7	37.89	5	37.60

	10,010	7.0	$27.63	3,605	$22.20

In November 2004, the Company granted options for the purchase of an additional 2.6 million shares under the 1998 Plan at a price of $43.91.

The weighted average fair value of options granted on the date of grant using the Black-Scholes option pricing model was as follows:

	2004	2003	2002

Weighted average fair value of options granted	$12.33	$10.75	$10.83

Assumptions:

Dividend yield	1.47%	1.38%	1.11%
Volatility	29%	30%	30%
Risk-free interest rate	4.1%	4.2%	4.0%
Expected life of options	8 years	8 years	8 years

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s non-voting common stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse in three to seven years from date of grant. A total of 1,000,000 shares has been reserved under the plan.

In fiscal 2004, 85,665 shares were issued pursuant to the plan at a weighted average grant date fair value of $35.02 per share. No such shares were issued in fiscal 2003 or 2002. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.6 million, $1.1 million and $1.1 million for the years ended October 31, 2004, 2003, and 2002, respectively, relating to shares issued in fiscal 2004 and prior years.

Employee Stock Purchase Plan

A total of 4.5 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 2004, 3.4 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the Company’s plan qualifies under Section 423.

Incentive Plan-Stock Alternative

A total of 2.4 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative, a plan that qualifies under Section 423 of the United States Internal Revenue Code. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the six-month offering period. Through October 31, 2004, 1.3 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the plan qualifies under Section 423.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan. The Plan is intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company.  As of October 31, 2004, 659,400 options have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. The Company ceased making new loans under a previous loan program to directors or executive officers in conformity with a federal law effective July 30, 2002. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $2.7 million and $3.0 million at October 31, 2004 and 2003, respectively.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 15).

10.          Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a profit sharing retirement plan for the benefit of substantially all employees. The Company has contributed $7.2 million, $6.0 million and $5.6 million for the years ended October 31, 2004, 2003, and 2002, respectively, representing 15 percent of eligible compensation for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limitations. The Company then matches each participant’s contribution on a dollar-for-dollar basis up to a maximum of $1,040. The Company’s expense under the plan was $0.5 million, $0.5 million and $0.4 million for each of the years ended October 31, 2004, 2003, and 2002, respectively.

Supplemental Profit Sharing Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the profit sharing retirement plan. No employee may receive combined contributions in excess of $30,000 related to the Profit Sharing Retirement Plan and the Supplemental Profit Sharing Plan. The Company’s expense under the supplemental plan for each of the years ended October 31, 2004, 2003, and 2002 was $48,000, $94,000 and $47,000, respectively.

11.          Common Stock

All outstanding shares of the Company’s voting common stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the voting common stock. The trustees of the voting trust are all officers of the Company. Non-voting common shares do not have voting rights under any circumstances.

The Company’s current share repurchase program was announced on October 22, 2003.  The Board authorized management to repurchase 4.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws.  The Company’s stock repurchase plan is not subject to an expiration date.

In fiscal 2004, the Company purchased approximately 2.3 million shares of its non-voting common stock under this share repurchase authorization.  Approximately 1.6 million additional shares may be repurchased under the current authorization.

12.           Income Taxes

The provision for income taxes for the years ended October 31, 2004, 2003 and 2002 consists of the following:

(in thousands)	2004	2003	2002

Current:
Federal	$50,444	$69,575	$82,912
State	5,220	4,359	5,049
Deferred:
Federal	22,415	(14,750)	(18,679)
State	1,718	(1,484)	(3,628)

Total	$79,797	$57,700	$65,654

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities.  The significant components of deferred income taxes are as follows:

(in thousands)	2004	2003

Deferred tax assets:
Capital loss carryforward	$2,844	$2,914
Deferred rent	829	879
Differences between book and tax bases of investments	437	988
Differences between book and tax bases of accruals	2,011	-
Other	871	1,274

Total deferred tax asset	$6,992	$6,055

Deferred tax liabilities:
Deferred sales commissions	$51,874	$30,604
Accretion on zero-coupon exchangeable notes	3,746	2,758
Differences between book and tax bases of goodwill and intangibles	6,630	4,357
Differences between book and tax bases of property	1,231	694
Unrealized net holding gains on investments	1,092	732

Total deferred tax liability	$64,573	$39,145

Net deferred tax liability	$57,581	$33,090

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2004 and 2003 as follows:

(in thousands)	2004	2003

Net current deferred tax asset	$63	$113
Net non-current deferred tax liability	(57,644)	(33,203)

Net deferred tax liability	$(57,581)	$(33,090)

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2004, 2003 and 2002 is as follows:

(in thousands)	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.0	1.1	0.5
Other	(1.0)	(1.1)	(0.5)

Effective income tax rate	36.0%	35.0%	35.0%

The Company has recorded deferred income tax assets of $2.8 million and $0.7 million as of October 31, 2004, relating to $7.7 million in capital loss carryforwards and $23.7 million in state operating loss carryforwards, respectively. A $0.6 million reserve has been established against the $0.7 million deferred tax asset associated with the state operating loss carryforwards, reflecting management’s belief that not all of the state operating loss carryforwards will be recoverable.  No reserve has been established against the deferred income tax asset associated with the capital loss carryforwards as management believes that this asset is fully recoverable.

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $1.9 million, $0.5 million and $4.8 million for the years ended October 31, 2004, 2003 and 2002, respectively. Such benefit has been reflected as a component of shareholders’ equity.

In December 2003 the Company completed the audit of its fiscal 2000 and 1999 federal tax filings with the Internal Revenue Service. The changes generated by this audit were primarily timing in nature and had no impact on the Company’s Statement of Income for fiscal 2004. The Company is in the process of amending its federal tax filings and has recorded a receivable relating to these tax filings in the amount of $2.3 million.

13.          Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2004, 2003, and 2002 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount

2004
Unrealized gains on investments	$885	$(327)	$558
Foreign currency translation adjustments	82	(31)	51

Other comprehensive income	$967	$(358)	$609

2003
Unrealized losses on investments	$(2,149)	$768	$(1,381)
Foreign currency translation adjustments	62	(21)	41

Other comprehensive loss	$(2,087)	$747	$(1,340)

2002
Unrealized losses on investments	$(3,641)	$1,327	$(2,314)
Foreign currency translation adjustments	2	(1)	1

Other comprehensive loss	$(3,639)	$1,326	$(2,313)

During the years ended October 31, 2004, 2003, and 2002, the Company reclassified gains and (losses) of $0.4 million, $2.7 million and $0.9 million, respectively, from other comprehensive income to net income as gains and losses were realized upon the sale of available-for-sale securities.

Accumulated other comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income at October 31, 2004, and 2003 are as follows:

(in thousands)	2004	2003

Unrealized gains on investments, net of tax	$1,761	$1,203
Foreign currency translation adjustments, net of tax	93	42

Total	$1,854	$1,245

14.          Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the years ended October 31, 2004, 2003 and 2002:

(in thousands, except per share data)	2004	2003	2002

Net income	$138,943	$106,123	$121,057

Weighted-average shares outstanding – basic	67,469	68,916	69,151
Incremental common shares from stock options and restricted stock awards	2,320	1,459	2,261

Weighted-average shares outstanding – diluted	69,789	70,375	71,412

Earnings per share:
Basic	$2.06	$1.54	$1.75

Diluted	$1.99	$1.51	$1.70

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 39,000, 105,000 and 45,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

15.          Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at October 31, 2004 and 2003:

	2004		2003

(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investments:
Sponsored funds	$14,576	$14,576	$14,303	$14,303
Short-term debt securities	209,017	209,017	103,129	103,129
Collateralized debt obligation entities	14,388	14,388	15,766	15,766
Other investments	9,343	9,343	7,776	7,776

Total	$247,324	$247,324	$140,974	$140,974

Notes receivable from stock option exercises	$2,718	$2,718	$2,995	$2,995

Long-term debt	$74,347	$77,800	$118,736	$122,485

Assumptions used in the determination of fair value have been described in Notes 5, 7 and 9.

16.          Regulatory Requirements

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $23.3 million, which exceeds its minimum net capital requirement of $1.1 million at October 31, 2004. The ratio of aggregate indebtedness to net capital at October 31, 2004 was .71-to-1.

17.          Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The portfolios and related funds that provided over 10 percent of the total revenue of the Company are as follows:

(dollar figures in thousands)	2004	2003	2002

Tax-Managed Growth Portfolio and related funds:
Investment adviser and administration fees, underwriting commissions, distribution plan payments, contingent deferred sales charges and service fees	$185,091	$161,544	$180,244
Percent of revenue	28.0%	30.9%	34.5%

Senior Debt Portfolio and related funds:
Investment adviser and administration fees, distribution fees, early withdrawal charges and service fees	$40,604	$45,519	$65,885
Percent of revenue	6.1%	8.7%	12.6%

18.          Comparative Quarterly Financial Information (Unaudited)

	2004

(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$156,973	$165,291	$165,943	$173,606	$661,813
Operating income	$50,103	$56,175	$55,398	$60,886	$222,562
Net income	$30,813	$35,169	$35,033	$37,928	$138,943
Earnings per share:
Basic	$0.45	$0.52	$0.52	$0.57	$2.06
Diluted	$0.44	$0.50	$0.50	$0.55	$1.99

	2003

(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$124,934	$120,876	$133,904	$143,419	$523,133
Operating income	$38,388	$38,616	$40,872	$45,268	$163,144
Net income	$25,909	$25,014	$26,527	$28,673	$106,123
Earnings per share:
Basic	$0.37	$0.36	$0.39	$0.42	$1.54
Diluted	$0.37	$0.36	$0.38	$0.41	$1.51

19.          Subsequent Event

On December 15, 2004, the Company’s Board of Directors authorized, and the Company’s voting shareholders approved, a two-for-one stock split of the Company’s outstanding non-voting common stock. The split entitles each shareholder of record as of December 31, 2004 to receive two shares for every one share of non-voting common stock held on the record date.  The additional shares of common stock will be distributed after the close of business on January 14, 2005.

The following unaudited table presents earnings per share for each period as adjusted for the pending stock split.

	Years Ended October 31,

	2004	2003	2002

Earnings per share:
Basic – as reported	$2.06	$1.54	$1.75
Basic – split-adjusted	$1.03	$0.77	$0.87

Diluted – as reported	$1.99	$1.51	$1.70
Diluted – split-adjusted	$1.00	$0.75	$0.85

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and its subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 21, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2004, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None noted.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth the name, age and positions of each of the Company’s directors and executive officers at October 31, 2004:

Name	Age	Position

James B. Hawkes	62	Chairman of the Board, President and Chief Executive Officer
John G.L. Cabot	70	Director
Leo I. Higdon, Jr.	58	Director
Vincent M. O’Reilly	67	Director
Winthrop H. Smith, Jr.	55	Director
Ralph Z. Sorenson	71	Director
Thomas E. Faust Jr.	46	Director, Executive Vice President and Chief Investment Officer
Jeffrey P. Beale	48	Vice President and Chief Administrative Officer
Alan R. Dynner	64	Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton	38	Vice President and Chief Accounting Officer
William M. Steul	62	Vice President, Treasurer and Chief Financial Officer
Wharton P. Whitaker	59	Vice President and Chief Sales and Marketing Officer

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

Mr. Hawkes was elected President and Chief Executive Officer in October 1996 and Chairman of the Board in October 1997.  He was Executive Vice President of the Company from January 1990 to October 1996 and a Vice President of the Company from June 1975 to January 1990.  He has been a Director since January 1982.  Mr. Hawkes serves as Chairman of the Executive Committee and Management Committee established by the Company’s Board of Directors.  Mr. Hawkes is an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Cabot has served as a Director of the Company since March 1989.  He is Chairman of the Governance and Nominating Committee and serves as a member of the Audit and Compensation Committees established by the Company’s Board of Directors.  Mr. Cabot is also a director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He is Chairman of the Compensation Committee and serves as a member of the Governance and Nominating Committee established by the Company’s Board of Directors.  Mr. Higdon has served as the president of the College of Charleston since September of 2001.  Prior to joining the College of Charleston, he served as the president of Babson College and as Dean of Business Administration at the Darden Graduate School of Business Administration at the University of Virginia.  Mr. Higdon is also a director of Crompton Corporation and Newmont Mining.

Mr. O’Reilly has served as a Director of the Company since April 1998.  He is Chairman of the Audit Committee and serves as a member of the Executive and Governance and Nominating Committees established by the Company’s Board of Directors.  Mr. O’Reilly serves as a faculty member at the Carroll Graduate School of Management at Boston College.  He was formerly a partner of Coopers and Lybrand.  Mr. O’Reilly serves as a director of the Neiman Marcus Group and Teradyne, Inc.

Mr. Smith has served as a Director of the Company since April 2004.  He serves as a member of the Audit, Compensation and Governance and Nominating Committees established by the Company’s Board of Directors.  Mr. Smith is a director of AGF Management Ltd.  He was formerly an executive vice president of Merrill Lynch & Co.

Dr. Sorenson has served as a Director of the Company since March 1989.  He serves as a member of the Audit, Compensation and Governance and Nominating Committees established by the Company’s Board of Directors.  Dr. Sorenson also serves as the Company’s Lead Director.  Dr. Sorenson serves as managing general partner of the Sorenson Limited Partnership, a venture investment partnership, and is president emeritus of Babson College and professor emeritus of the University of Colorado.  Dr. Sorenson also serves as a director of Whole Foods Market, Inc.

Mr. Faust was elected a Director of the Company in January 2002 and has been Chief Investment Officer since November 2001 and Executive Vice President since January 2000. He served as head of the Company’s equity investment group from February 1995 to October 2001 and was a Vice President of the Company from December 1987 to January 2000.  Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission and the New York Stock Exchange.  These persons and entities are required by Securities and Exchange Commission (“SEC”) regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2004.

INFORMATION ABOUT THE BOARD AND ITS COMMITTEES

The Company has memorialized its governance practices in the Company’s corporate governance guidelines and the charters of the three committees of the Board of Directors. The governance guidelines and charters are intended to ensure that the Board will have the necessary authority and practices in place to review and evaluate the Company’s business operations and to make decisions independent of the Company’s management. The governance guidelines also are intended to align the interests of directors and management with those of the Company’s shareholders. The governance guidelines establish the practices the Board will follow with respect to Board composition and selection, Board meetings and the involvement of senior management, chief executive officer performance evaluation, succession planning, Board committees, and independent Director compensation. The Board annually conducts a self-evaluation to assess compliance with the governance guidelines and identify opportunities to improve Board performance.

The governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The governance guidelines were adopted by the Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the New York Stock Exchange (“NYSE”) listing standards and make other enhancements to the Company’s corporate governance policies, including creating the role of lead independent Director. Ralph Z. Sorensen serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of the non-management Directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management Directors, and leading the Board’s performance evaluation of the chief executive officer. The Board has three committees: an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. The governance guidelines, as well as the charter for each committee of the Board, are available on the Company’s web-site at eatonvance.com or by calling Investor Relations at 617-482-8260.

Below is a description of each committee of the Board of Directors. Each of the committees has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. The Board of Directors has determined that each member of each committee meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Audit Committee
The Audit Committee assists the Company’s Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company.  The Audit Committee’s role includes assisting the Board of Directors in its oversight and evaluation of (1) the integrity of the Company’s financial reporting processes and resultant financial statements and the effectiveness of the independent audit thereof; (2) the Company’s compliance with legal and regulatory requirements; (3) the qualifications, independence, and performance of the Company’s independent auditors; and (4) the performance of the Company’s internal audit function.  The Audit Committee relies on the expertise and knowledge of management, the internal auditor, and the independent auditor in carrying out its oversight responsibilities.  The specific responsibilities of the Audit Committee are described in the Audit Committee Charter.  The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Audit Committee of the Board of Directors consists of John G.L. Cabot, Vincent M. O’Reilly, Winthrop H. Smith, Jr. and Ralph Z. Sorenson.  Mr. O’Reilly serves as Chairman.  Each member of the Audit Committee is independent as defined under the rules of the NYSE and the SEC.  The Board of Directors had determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Compensation Committee
The Compensation Committee assists the Company’s Board of Directors in its oversight and evaluation responsibilities relating to compensation matters. The Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of the Company’s compensation plans, policies and programs.  The specific responsibilities and functions of the Compensation Committee are described in the Compensation Committee Charter.  The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Compensation Committee of the Board of Directors consists of John G.L. Cabot, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Ralph Z. Sorenson.  Mr. Higdon serves as Chairman.  Each member of the Compensation Committee is independent as defined under the rules of the NYSE and the SEC.

Governance and Nominating Committee
The principal function of the Governance and Nominating Committee are to assist the Board of Directors in its responsibilities relating to board membership.  The primary responsibilities of the Governance and  Nominating Committee are to (1) identify and recommend qualified individuals to become directors of the Company; (2) review with the Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees, (4) develop and recommend to the Board the corporate governance principles applicable to the Company; and (5) lead the Board of Directors in its annual review of its performance and the annual evaluation the Company’s management.  The specific responsibilities and functions of the Governance and Nominating Committee are described in the Governance and Nominating Committee Charter.  The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Governance and Nominating Committee of the Board of Directors consists of John G.L. Cabot, Leo I. Higdon, Jr., Vincent M. O’Reilly, Winthrop H. Smith, Jr. and Ralph Z. Sorenson.  Mr. Cabot serves as Chairman.  Each member of the Governance and Nominating Committee is independent as defined under the rules of the NYSE and the SEC.

Shareholder Communications to the Board

Interested parties may contact an individual director, the lead independent director, or the Board as a group to report any matters of concern by sending a letter to the address listed below.  Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication.  The letter will be reviewed first by a non-management Director, and parties may specify if they want only the non-management Directors, and not the full Board of Directors, to see the letter.

Mail:	Board of Directors
c/o Chief Legal Officer
Eaton Vance Corp.
255 State Street
Boston, Massachusetts 02109

Codes of Ethics

The Company has adopted a Code of Ethics that includes a Policy on Personal Securities Transactions and a Code of Business Conduct and Ethics that applies to all Directors, officers and employees and complies with the criteria provided in NYSE rules.  The Code of Conduct and Business Ethics is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Company has also adopted a Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and complies with the criteria provided in SEC rules.  The Code of Ethics is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (hereafter referred to in this document as the “named executive officers”).

					Long Term Compensation

		Annual Compensation			Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock Award (2)	Securities Underlying Options	All Other Compen- sation (3)

		($)	($)	($)	($)	(#)	($)

James B. Hawkes	2004	615,000	4,500,000	6,108	-	201,600	31,830
President and Chief
Executive Officer	2003	600,000	2,300,000	5,633	-	196,200	30,000

	2002	600,000	2,300,000	6,578	-	173,600	30,000

Thomas E. Faust Jr.	2004	410,000	3,500,000	44,977	-	161,300	31,830
Executive Vice
President and Chief	2003	400,000	2,070,000	28,622	-	157,000	31,040
Investment Officer
	2002	407,000	2,070,000	29,579	-	138,900	30,000

Alan R. Dynner	2004	287,000	1,000,000	6,108	-	40,300	31,830
Vice President and
Chief Legal Officer	2003	280,000	475,000	5,633	-	39,200	31,040

	2002	280,000	450,000	6,579	-	34,700	30,000

William M. Steul	2004	287,000	750,000	-	-	40,300	31,830
Vice President and
Chief Financial	2003	280,000	450,000	-	-	39,200	31,040
Officer
	2002	280,000	450,000	-	-	34,700	30,000

Wharton P. Whitaker	2004	269,575	1,928,056	6,108	-	35,800	31,830
Vice President and
Chief Sales and	2003	263,000	1,482,551	5,633	-	39,200	31,040
Marketing Officer
	2002	263,000	1,170,155	5,192	-	34,700	30,000

(1)

The amounts appearing under “Other Annual Compensation” represent the discount on the purchase of the Company’s stock under the Company’s Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

(2)

Mr. Faust had aggregate restricted stock holdings of 17,458 shares with a market value of $761,518 at October 31, 2004.  Shares vest over five to seven years from the date of grant.  The Company expects 17,458 shares to vest within the next year.  Dividends are paid on restricted stock awards.

(3)	The amounts appearing under “All Other Compensation” represent contributions by the Company to the Company’s profit sharing plans, supplemental profit sharing and 401(k) Plans.

Option Grants in Last Fiscal Year

The following table summarizes stock option grants during 2004 to the named executive officers:

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	Year	($/Share)	Date	5% ($)	10% ($)

James B. Hawkes	198,745	7.8%	$35.02	11/3/2013	4,377,138	11,092,527

	2,855	0.1%	$38.52	11/3/2008	17,625	51,042

Thomas E. Faust Jr.	158,445	6.2%	$35.02	11/3/2013	3,489,575	8,843,269

	2,855	0.1%	$38.52	11/3/2008	17,625	51,042

Alan R. Dynner	40,300	1.6%	$35.02	11/3/2013	887,563	2,249,258

William M. Steul	37,445	1.5%	$35.02	11/3/2013	824,685	2,089,913

	2,855	0.1%	$38.52	11/3/2008	17,625	51,042

Wharton P. Whitaker	32,945	1.3%	$35.02	11/3/2013	725,577	1,838,755

	2,855	0.1%	$38.52	11/3/2008	17,625	51,042

(1)

Amounts calculated using 5 percent and 10 percent assumed annual rates of stock price appreciation represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term.  Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s stock and the dates on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock options exercised during 2004 and stock options held as of October 31, 2004 by the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (1)

Name	(#)	($)	Exercisable (#)	Un- exercisable (#)	Exercisable ($)	Un- exercisable ($)

James B. Hawkes	5,800	127,679	411,330	545,560	9,653,492	7,249,683

Thomas E. Faust Jr.	5,800	139,743	276,610	431,080	6,156,375	5,657,795

Alan R. Dynner	-	-	103,720	110,480	2,585,367	1,470,851

William M. Steul	8,710	215,409	83,500	110,480	1,935,270	1,460,853

Wharton P. Whitaker	61,780	1,394,013	30,430	105,980	601,380	1,422,153

(1)	Based on the fair market value of the Company’s Non-Voting Common stock on October 31, 2004 ($43.62) as reported on the New York Stock Exchange, less the option exercise price.

Compensation of Directors

Directors not otherwise employed by the Company receive a retainer of $7,500 per quarter, $1,500 per Directors’ meeting, and $1,000 per committee meeting.  Directors serving as Chairmen of the Audit and Compensation Committees receive additional retainers of $2,500 and $1,250 per quarter, respectively.  During the fiscal year ended October 31, 2004, John G.L. Cabot, Leo Higdon, Vincent M. O’Reilly, Winthrop H. Smith, Jr., and Ralph Z. Sorenson received $49,700, $42,600, $63,100, $28,000, and $57,300, respectively.  In addition, each Director was granted options for 6,000 shares.

Compensation Committee Interlocks and Insider Participation

Compensation committee interlocks occur when an executive officer of the Company serves on the compensation committee of another registrant, and an executive officer of the other registrant serves on the Compensation Committee of the Company.  There are no compensation committee interlocks or insider participation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(A) Common Stock

All outstanding shares of the Company’s Voting Common Stock, $0.0078125 par value (which is the only class of the Company’s stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of October 31, 2004), James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer.  The Voting Trust has a term that expires on October 31, 2006.  The Voting Trustees have unrestricted voting rights to elect the Company’s directors.  At October 31, 2004, the Company had outstanding 154,880 shares of Voting Common Stock.  Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934.  The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement.  The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2004, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 154,880 shares of the Voting Common Stock then outstanding:

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

(B) Non-Voting Common Stock

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.0078125 par value, shall have no voting rights under any circumstances whatsoever.  As of October 31, 2004, the officers and Directors of the Company, as a group, beneficially owned 6,377,027 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 9.3% percent of the 66,635,780 shares then outstanding plus 1,565,842 shares subject to options exercisable within 60 days and 659,400 held in the trust of the Stock Option Income Deferral Plan based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company’s Non-Voting Common Stock (including, as noted unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2004 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)		Percentage of Class (b)

Non-Voting Common Stock	James B. Hawkes	3,070,384	(c)(d)(f)	4.57

Non-Voting Common Stock	Thomas E. Faust Jr.	1,219,996	(c)(f)	1.82

Non-Voting Common Stock	Wharton P. Whitaker	747,256	(c)(f)	1.12

Non-Voting Common Stock	William M. Steul	389,022	(c)(f)	0.58

Non-Voting Common Stock	Alan R. Dynner	321,498	(c)	0.48

Non-Voting Common Stock	John G.L. Cabot	223,582	(c)(e)	0.34

Non-Voting Common Stock	Ralph Z. Sorenson	94,414	(c)	0.14

Non-Voting Common Stock	Leo I. Higdon	17,538	(c)	0.03

Non-Voting Common Stock	Vincent M. O’Reilly	13,923	(c)	0.02

(a)	Based solely upon information furnished by the individuals.

(b)

Based on 66,635,780 outstanding shares plus options exercisable within 60 days of 576,450 for Mr. Hawkes, 403,890 for Mr. Faust, 138,560 for Mr. Dynner, 118,340 for Mr. Steul, 64,370 for Mr. Whitaker, 22,022 for Mr. Sorenson, 15,522 for Mr. Higdon, 12,686 for Mr. O’Reilly, and 9,922 for Mr. Cabot.

(c)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

(d)	Includes 96,805 shares owned by Mr. Hawkes’ spouse and 61,952 shares held by Mr. Hawkes’ daughter.

(e)	Includes 32,000 shares held in a family limited partnership.

(f)

Includes shares held in the trust of the Stock Option Income Deferral Plan of 474,611 shares for Mr. Hawkes, 111,540 shares for Mr. Faust, 41,734 shares for Mr. Steul, and 31,515 shares for Mr. Whitaker.

Item 13.  Certain Relationships and Related Transactions

(C) Indebtedness of Management

The Company has established an Employee Loan Program under which a maximum of $10 million is available to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of stock options for shares of the Company’s Non-Voting Common Stock.  Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option.   The Company ceased making new loans under a previous loan program to executive officers and Directors in conformity with a federal law effective July 30, 2002.  Loans outstanding under this program amounted to $2.7 million at October 31, 2004.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan program at any time since November 1, 2003, in an aggregate amount in excess of $60,000:

	Largest Amount of Loans Outstanding Since 11/1/2003	Loans Outstanding as of 10/31/04	Rate of Interest Charged on Loans as of 12/31/2004

Alan R. Dynner	$499,865	$459,871	4.96% - 4.98%	(1)

James B. Hawkes	$326,081	$235,006	4.83% - 6.47%	(2)

Laurie G. Hylton	$102,688	-	-

Jeffrey P. Beale	$86,016	$86,016	4.30%

(1)	4.96% interest payable on $359,946 principal amount and 4.98% interest payable on $99,925 principal amount.

(2)	4.83% interest payable on $135,954 principal amount, 6.32% interest payable on $52,439 principal amount, and 6.47% interest payable on $46,613 principal amount.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2004 and 2003 and fees billed for other services rendered by Deloitte and Touche LLP during those periods.

Year ended October 31,	2004	2003

Audit fees	$484,000	$517,000
Audit-related fees (1)	464,131	155,000
Tax fees (2)	103,807	316,000

Total	$1,051,938	$988,000

(1)

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company’s benefit plans, due diligence related to acquisitions, agreed-upon procedures, and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

(2)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

The Audit Committee reviews all audit, audit-related and tax fees at least annually.  The Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2004 and 2003. The Audit Committee has concluded that the provision of the audit-related and tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)  Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 73 through 77 and is incorporated herein by reference.

(B)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on August 18, 2004, regarding the Company’s press release of its results of operations for the quarter ended July 31, 2004.

The Company filed a Form 8-K with the SEC on August 16, 2004, regarding the repurchase of $46.0 million ($87.0 million principal amount at maturity) of its Notes.

The Company filed a Form 8-K with the SEC on November 23, 2004, regarding the Company’s press release of its results of operations for the quarter ended October 31, 2004.

The Company filed a Form 8-K with the SEC on December 15, 2004, regarding a two-for-one stock split of the Company’s Non-Voting Common Stock.

The Company filed a Form 8-K with the SEC on December 23, 2004, regarding the Company’s execution of a Credit Agreement with JP Morgan Chase Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ James B. Hawkes
James B. Hawkes
Chairman, Director and Chief
Executive Officer

January 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes	Chairman, Director and Principal Executive Officer	January 13, 2005
James B. Hawkes

/s/ William M. Steul	Chief Financial Officer	January 13, 2005
William M. Steul

/s/ Laurie G. Hylton	Chief Accounting Officer	January 13, 2005
Laurie G. Hylton

/s/ John G.L. Cabot	Director	January 13, 2005
John G.L. Cabot

/s/ Thomas E. Faust Jr.	Director	January 13, 2005
Thomas E. Faust Jr.

/s/ Leo I. Higdon	Director	January 13, 2005
Leo I. Higdon

/s/ Vincent M. O’Reilly	Director	January 13, 2005
Vincent M. O’Reilly

/s/ Winthrop H. Smith, Jr.	Director	January 13, 2005
Winthrop H. Smith, Jr.

/s/ Ralph Z. Sorenson	Director	January 13, 2005
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

2.4

Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5

Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6

Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

3.7	Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 (filed herewith).

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

10.5

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
10.9

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

10.15	Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 (filed herewith).

10.16

Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.17	Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 (filed herewith).

10.18	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 (filed herewith).

10.19	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 (filed herewith).

Exhibit No.	Description
10.20	Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 (filed herewith).

21.1	List of the Company’s Subsidiaries as of October 31, 2004 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).