Form 10-Q
period 2005-01-31
EATON VANCE CORP
filed 2005-03-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January  31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

255 State Street, Boston, Massachusetts 02109

(Address of principal executive offices) (zip code)

(617) 482-8260

(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

     Shares outstanding as of January 31, 2005:

          Voting Common Stock – 309,760 shares
          Non-Voting Common Stock – 132,872,824 shares

Eaton Vance Corp.
Form 10-Q
For the Three Months Ended January 31, 2005
Index

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2005	October 31, 2004

Assets

Current Assets:
Cash and cash equivalents	$147,872	$147,137
Short-term investments	178,884	210,429
Investment adviser fees and other receivables	34,246	32,249
Other current assets	4,744	4,861

Total current assets	365,746	394,676

Other Assets:
Deferred sales commissions	151,961	162,259
Goodwill	89,281	89,281
Other intangible assets, net	43,181	43,965
Long-term investments	42,944	36,895
Equipment and leasehold improvements, net	12,051	12,413
Other assets	4,410	4,077

Total other assets	343,828	348,890

Total assets	$709,574	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2005	October 31, 2004

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$20,029	$52,299
Accounts payable and accrued expenses	26,164	23,789
Dividend payable	10,638	10,660
Other current liabilities	24,587	7,451

Total current liabilities	81,418	94,199

Long-term Liabilities:
Long-term debt	74,625	74,347
Deferred income taxes	55,528	57,644

Total long-term liabilities	130,153	131,991

Total liabilities	211,571	226,190

Minority interest	38,506	67,870

Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued, 132,872,824 and 133,271,560 shares, respectively	519	521
Notes receivable from stock option exercises	(2,693)	(2,718)
Deferred compensation	(3,200)	(2,400)
Accumulated other comprehensive income	2,272	1,854
Retained earnings	462,598	452,248

Total shareholders’ equity	459,497	449,506

Total liabilities and shareholders’ equity	$709,574	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2005	2004

Revenue:
Investment adviser and administration fees	$118,918	$93,750
Distribution and underwriter fees	35,060	39,876
Service fees	25,477	21,909
Other revenue	2,326	1,438

Total revenue	181,781	156,973

Expenses:
Compensation of officers and employees	42,204	37,499
Amortization of deferred sales commissions	18,040	20,763
Service fee expense	21,172	18,632
Distribution expense	22,919	18,779
Other expenses	14,587	11,197

Total expenses	118,922	106,870

Operating income	62,859	50,103

Other income (expense):
Interest income	709	788
Interest expense	(361)	(1,651)
Gain on investments	10	5
Foreign currency gain (loss)	22	(18)

Income before income taxes, equity in net income (loss) of affiliates and minority interest	63,239	49,227
Income taxes	23,368	17,721
Equity in net income (loss) of affiliates, net of tax	(577)	9
Minority interest, net of tax	885	702

Net income	$38,409	$30,813

Earnings per share:
Basic	$0.29	$0.23

Diluted	$0.27	$0.22

Weighted average shares outstanding:
Basic	133,522	136,392

Diluted	143,711	145,840

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2005	2004

Cash and cash equivalents, beginning of period	$147,137	$138,328

Cash Flows from Operating Activities:
Net income	38,409	30,813
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on investments	21	(158)
Equity in net (income) loss of affiliate	915	(15)
Minority interest	1,400	1,097
Interest on long-term debt	331	529
Deferred income taxes	(2,396)	33,964
Tax benefit of stock option exercises	2,515	733
Compensation related to restricted stock issuance	200	400
Depreciation and other amortization	1,595	1,639
Amortization of deferred sales commissions	18,040	20,763
Payment of capitalized sales commissions	(12,879)	(17,915)
Contingent deferred sales charges received	5,147	5,246
Proceeds from the sale of trading securities	65,098	14,799
Purchase of trading securities	(34,996)	(40,702)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(1,997)	(4,193)
Other current assets	172	(20,351)
Other assets	456	115
Accrued compensation	(32,270)	(19,447)
Accounts payable and accrued expenses	2,375	(3,105)
Other current liabilities	17,136	(1,442)

Net cash provided by operating activities	69,272	2,770

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(449)	(414)
Net (increase) decrease in notes receivable from affiliates	25	(39)
Proceeds from sale of available-for-sale investments	509	365
Purchase of available-for-sale investments	(5,849)	(1,157)
Purchase of management contracts	—	(225)

Net cash used for investing activities	(5,764)	(1,470)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2005	2004

Cash Flows From Financing Activities:
Credit facility debt issuance costs	(412)	—
Distributions to minority shareholders	(1,380)	(611)
Proceeds from issuance of non-voting common stock	9,882	5,487
Repurchase of non-voting common stock	(30,819)	(22,265)
Dividend paid	(10,660)	(8,197)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	34,000	32,018
Redemption of mutual fund subsidiaries’ capital stock	(63,384)	(14,030)

Net cash used for financing activities	(62,773)	(7,598)

Foreign currency translation adjustment	—	75

Net increase (decrease) in cash and cash equivalents	735	(6,223)

Cash and cash equivalents, end of period	$147,872	$132,105

Supplemental Cash Flow Information:
Interest paid	$30	$79

Income taxes paid	$3,540	$2,023

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements

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

The number of shares used for purposes of calculating earnings per share and all other share and per share data have been adjusted for all periods presented to reflect a two-for-one stock split effective January 14, 2005.

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

(3) Earnings Per Share

In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force (EITF) regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus requires the restatement of diluted earnings per share for all prior periods presented. The implementation of EITF 04-08, as indicated in the table below, reduced diluted earnings per share by less than $0.01 in each of the fiscal quarters ended January 31, 2005 and 2004.

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three months ended January 31, 2005 and 2004:

	For the Three Months Ended January 31,
(in thousands, except per share data)	2005	2004

Net income – basic	$38,409	$30,813
Interest adjustment related to contingently convertible debt, net of tax	185	768

Net income – diluted	$38,594	$31,581

Weighted-average shares outstanding – basic	133,522	136,392
Incremental common shares from stock options and restricted stock awards	7,001	4,280
Incremental common shares related to contingently convertible debt	3,188	5,168

Weighted-average shares outstanding – diluted	143,711	145,840

Earnings per share:
Basic	$0.29	$0.23

Diluted	$0.27	$0.22

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 62,700 and 96,408 for the three months ended January 31, 2005 and 2004, respectively.

(4) Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2005:

January 31, 2005

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	15.8	$49,986	$8,116
Non-amortizing intangible assets:
Mutual fund management contract acquired		1,311	—

Total		$51,297	$8,116

(5) Investments

The following is a summary of investments at January 31, 2005:

(in thousands)	January 31, 2005

Short-term investments:
Short-term debt securities	$178,884

Total	$178,884

Long-term investments:
Sponsored funds	$20,570
Collateralized debt obligation entities	13,946
Investment in affiliates	7,509
Other investments	919

Total	$42,944

(6) Debt

The Company’s long-term debt balance at January 31, 2005 is comprised entirely of its 1.5% zero-coupon exchangeable senior notes due in 2031.

(7) Stock-Based Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages entities to use a fair value-based method in accounting for employee stock-based compensation plans but allows entities to apply the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities that elect the intrinsic value-based method must disclose pro forma net income and earnings per share as if the fair value-based method had been applied for all awards in measuring compensation costs.

The Company continues to apply the intrinsic value method as described in APB No. 25. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the three month periods ended January 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	For the Three Months Ended January 31,
(in thousands, except per share figures)	2005	2004

Net income as reported	$38,409	$30,813
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	126	256
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,815)	(4,790)

Pro forma net income	$32,720	$26,279

Earnings per share:
Basic – as reported	$0.29	$0.23

Basic – pro forma	$0.25	$0.19

Diluted – as reported	$0.27	$0.22

Diluted – pro forma	$0.23	$0.18

In the first three months of fiscal 2005 and 2004, 45,546 and 171,330 shares, respectively, were issued pursuant to the Company’s Restricted Stock Plan. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.2 million and $0.4 million for the three months ended January 31, 2005 and 2004, respectively.

(8) Common Stock Repurchases

The Company’s share repurchase program was announced on October 22, 2003. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first three months of fiscal 2005, the Company purchased approximately 1.2 million shares of its non-voting common stock under this share repurchase authorization. Approximately 2.0 million additional shares may be repurchased under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $23.1 million, which exceeded its minimum net capital requirement of $1.3 million at January 31, 2005. The ratio of aggregate indebtedness to net capital at January 31, 2005 was .86 to 1.

(10) Income Taxes

The provision for income taxes for the three months ended January 31, 2005 and 2004 consists of the following:

	For the Three Months Ended January 31,
(in thousands)	2005	2004

Current:
Federal	$23,775	$(15,381)
State	1,642	(865)
Deferred:
Federal	(2,019)	31,573
State	(49)	2,395

Total	$23,368	$17,721

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	January 31, 2005	October 31, 2004

Deferred tax assets:
Capital loss carryforward	$2,840	$2,844
Deferred rent	787	829
Differences between book and tax bases of investments	728	437
Differences between book and tax bases of accruals	2,009	2,011
Other	756	871

Total deferred tax asset	$7,120	$6,992

Deferred tax liabilities:
Deferred sales commissions	$(49,090)	$(51,874)
Accretion on zero-coupon exchangeable notes	(4,082)	(3,746)
Differences between book and tax bases of goodwill and intangibles	(7,196)	(6,630)
Differences between book and tax bases of property	(846)	(1,231)
Unrealized net holding gains on investments	(1,317)	(1,092)

Total deferred tax liability	$(62,531)	$(64,573)

Net deferred tax liability	$(55,411)	$(57,581)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at January 31, 2005 and October 31, 2004 are as follows:

(in thousands)	January 31, 2005	October 31, 2004

Net current deferred tax asset	$117	$63
Net non-current deferred tax liability	(55,528)	(57,644)

Net deferred tax liability	$(55,411)	$(57,581)

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $2.5 million and $0.7 million for the three months ended January 31, 2005 and 2004, respectively. Such benefit has been reflected in shareholders’ equity.

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended January 31, 2005 and 2004 are as follows:

	For the Three Months Ended January 31,
(in thousands)	2005	2004

Net income	$38,409	$30,813
Net unrealized gains on available-for-sale securities, net of income taxes of $226 and $273, respectively	418	521
Foreign currency translation adjustments, net of income taxes of $0 and $28, respectively	—	47

Comprehensive income	$38,827	$31,381

(12) Contingencies

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

(13) Recent Accounting Developments

In March 2004, the FASB ratified the consensus of the EITF regarding the recognition and measurement of other-than-temporary impairments of certain investments. The effective date of the recognition and measurement guidance in EITF 03-01 has been delayed until the implementation guidance provided by a FASB staff position on the issue has been finalized. The disclosure guidance was unaffected by the delay and is effective for fiscal years ending after June 15, 2004. The Company implemented the disclosure provisions of EITF 03-01 in its annual financial statements for the fiscal year ended October 31, 2004 and does not anticipate that the implementation of the recognition and measurement guidance, when released, will have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning August 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the fiscal quarters ended January 31, 2005 and 2004, diluted earnings per share would have been reduced to $0.23 and $0.18, respectively.

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

The Company is also committed to a strategy of expanding distribution to reach institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The

Company and its subsidiaries, including Atlanta Capital Management Company, LLC, Fox Asset Management LLC and Parametric Portfolio Associates LLC, serve a broad range of clients in the institutional marketplace, including Taft-Hartley plans, foundations, endowments and defined contribution plans for individuals, corporations and municipalities. Specialized sales teams at each of the Company’s affiliates focus exclusively on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

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

Assets Under Management

Assets under management of $98.0 billion on January 31, 2005 were 17 percent higher than the $83.6 billion reported a year earlier. The Company experienced asset growth in both the equity and floating-rate asset categories over the last twelve-month period, reflecting strong long-term fund and retail managed account net inflows.

Ending Assets Under Management by Investment Objective

	January 31,

(in billions)	2005	2004	% Change

Equity assets	$58.6	$49.5	18%
Fixed income assets	21.9	22.1	-1%
Floating-rate income assets	17.5	12.0	46%

Total	$98.0	$83.6	17%

Equity assets represented 60 percent of total assets under management at January 31, 2005, up from 59 percent at January 31, 2004. Equity funds managed for tax efficiency totaled $30.1 billion and $26.6 billion at January 31, 2005 and 2004, respectively. Fixed income assets, including money market funds, represented 22 percent of total assets under management at January 31, 2005, down from 26 percent at January 31, 2004. Fixed income assets include $11.0 billion and $10.9 billion at tax-exempt municipal bond funds at January 31, 2005 and 2004, respectively. Floating-rate income assets represented 18 percent of total assets under management at January 31, 2005, up from 15 percent at January 31, 2004. The shift in asset mix from fixed income to equity and floating-

rate income reflects investor response to the recent improvements in equity markets and a rise in short-term interest rates.

The Company had positive long-term fund net inflows in both the first quarter of fiscal 2005 and the first quarter of fiscal 2004. Long-term fund net inflows in the first quarter of fiscal 2005 were $1.6 billion compared to $4.5 billion in the same period last year. Closed-end fund offerings contributed significantly to net inflows in both periods, with $0.9 billion in closed-end fund assets added in the first quarter of fiscal 2005 and $3.2 billion added in the first quarter of fiscal 2004.

Excluding closed-end fund offerings, other long-term fund net inflows totaled $0.7 billion and $1.3 billion in the first quarters of fiscal 2005 and fiscal 2004. Other long-term fund net inflows reflect open-end, interval and private fund gross inflows of $3.1 billion and $3.0 billion in the first three months of fiscal 2005 and 2004, respectively, net of redemptions of $2.3 billion and $1.6 billion, respectively. Long-term fund redemptions increased to 13 percent of average long-term fund assets under management in the first quarter of fiscal 2005 compared to 11 percent in the first quarter of fiscal 2004, reflecting increases in both equity and floating-rate income fund redemptions. The industry average, by comparison, exceeded 20 percent of average long-term fund assets under management for each of the last two years.

Net outflows of separate account assets under management were $0.3 billion in the first quarter of fiscal 2005, compared to net inflows of $1.1 billion in the first quarter of fiscal 2004. Retail managed account net inflows increased by 33 percent to $0.4 billion from $0.3 billion a year ago; however, the Company’s institutional and high-net worth accounts experienced net outflows of $0.7 billion compared to net inflows of $0.8 billion a year ago, reflecting an increase in client withdrawals due to management turnover at a majority-owned subsidiary and calendar 2004 year-end investment portfolio rebalancing.

(The remainder of this page is left intentionally blank)

Asset Flows

	For the Three Months Ended January 31,

(in billions)	2005	2004	% Change

Equity fund assets – beginning	$36.9	$28.9	28%
Sales/inflows	2.0	3.4	-41%
Redemptions/outflows	(1.0)	(0.7)	43%
Exchanges	—	0.1	-100%
Market value change	1.4	1.5	-7%

Equity fund assets – ending	$39.3	$33.2	18%

Fixed income fund assets – beginning	$17.6	$17.8	-1%
Sales/inflows	0.7	0.7	NM (2)
Redemptions/outflows	(0.6)	(0.5)	20%
Exchanges	—	(0.1)	NM
Market value change	—	0.4	NM

Fixed income fund assets – ending	$17.7	$18.3	-3%

Floating-rate income fund assets – beginning	$15.0	$9.5	58%
Sales/inflows	1.2	2.0	-40%
Redemptions/outflows	(0.7)	(0.4)	75%
Exchanges	—	—	NM
Market value change	0.1	—	NM

Floating-rate income fund assets – ending	$15.6	$11.1	41%

Total long-term fund assets – beginning	$69.5	$56.2	24%
Sales/inflows	3.9	6.1	-36%
Redemptions/outflows	(2.3)	(1.6)	44%
Exchanges	—	—	NM
Market value change	1.5	1.9	-21%

Total long-term fund assets – ending	$72.6	$62.6	16%

Separate accounts – beginning	$24.4	$18.4	33%
Inflows – HNW and institutional (1)	0.7	1.1	-36%
Outflows – HNW and institutional	(1.4)	(0.3)	NM
Inflows – retail managed account	0.8	0.5	60%
Outflows – retail managed account	(0.4)	(0.2)	100%
Market value change	1.0	1.0	0%

Separate accounts – ending	$25.1	$20.5	22%

Money market fund assets – ending	0.3	0.5	-40%

Assets under management – ending	$98.0	$83.6	17%

(1) High-net-worth (“HNW”)
(2) Not meaningful (“NM”)

Ending Assets Under Management by Asset Class

	January 31,

(in billions)	2005	2004	% Change

Class A (1)	$16.3	$9.5	72%
Class B (2)	8.6	13.3	-35%
Class C(3)	7.3	6.6	11%
Class I (4)	2.1	1.2	75%
Private funds	19.3	18.1	7%
Closed-end funds	16.9	12.5	35%
Other	2.4	1.9	26%

Total fund assets	72.9	63.1	16%
Total separate account assets	25.1	20.5	22%

Total	$98.0	$83.6	17%

(1)  Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)  Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)  Share class includes Eaton Vance Classic Senior Floating-Rate Fund, an interval fund.
(4)  Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Under certain conditions, the Company waives the sales load on Class A shares. In such cases, the shares are sold at net asset value. The 16% percent increase in ending fund assets under management at January 31, 2005 compared to January 31, 2004 was primarily the result of significant closed-end fund offerings over the last twelve-month period and strong Class A share sales. Class B share assets under management declined by 35 percent because of lower Class B share sales and the implementation in the second quarter of fiscal 2004 of an automatic conversion of Class B shares to Class A shares after 8 years of ownership for certain of the Company’s mutual funds.

The Company experienced a significant shift in asset mix from an asset class perspective in fiscal 2005. Class A share assets, which represented 15 percent of total fund assets under management at January 31, 2004, increased to 22 percent of total fund assets under management at January 31, 2005. The increase in Class A share assets as a percentage of total fund assets under management reflects the increasing popularity of Class A shares as an asset class, the declining popularity of Class B shares as an asset class and the conversion of certain Class B share assets to Class A share assets. Private funds and closed-end funds grew to 50 percent of the Company’s fund assets under management at January 31, 2005, up from 48 percent at January 31, 2004.

The growth in separate account assets under management can be primarily attributed to the acquisition of $1.9 billion of Deutsche Bank assets in the third quarter of fiscal 2004, net inflows of $1.2 billion and market price appreciation of $1.4 billion in the last twelve months.

Average Assets Under Management by Asset Class

	For the Three Months Ended January 31,

(in billions)	2005	2004	% Change

Class A (1)	$15.9	$8.8	81%
Class B (2)	8.7	13.2	-34%
Class C (3)	7.2	6.3	14%
Class I (4)	2.0	1.1	82%
Private funds	19.4	17.7	10%
Closed-end funds	16.2	10.5	54%
Other	2.3	1.9	21%

Total fund assets	71.7	59.5	21%
Total separate account assets	25.1	19.4	29%

Total	$96.8	$78.9	23%

(1)  Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)  Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)  Share class includes Eaton Vance Classic Senior Floating-Rate Fund, an interval fund.
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

Results of Operations

	For the Three Months Ended January 31,

(in thousands)	2005	2004	% Change

Net income	$38,409	$30,813	25%
Earnings per share:
Basic	$0.29	$0.23	26%
Diluted	$0.27	$0.22	23%
Operating margin	35%	32%

Net income increased by 25 percent in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004, primarily as a result of a 23 percent increase in average assets under management year over year. The Company’s operating margin improved to 35 percent in the first quarter of fiscal 2005 compared to 32 percent in the same quarter a year ago, reflecting disciplined cost control in a period of significant growth.

Revenue

	For the Three Months Ended January 31,

(in thousands)	2005	2004	% Change

Investment adviser and administration fees	$118,918	$93,750	27%
Distribution and underwriter fees	35,060	39,876	-12%
Service fees	25,477	21,909	16%
Other revenue	2,326	1,438	62%

Total revenue	$181,781	$156,973	16%

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 0.75 percent in the first quarter of fiscal 2005 from 0.80 percent in the first quarter of fiscal 2004, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 19 percent in the first quarter of fiscal 2005 from 25 percent in the first quarter of fiscal 2004. Any further decline in the Company’s future effective fee rate will be offset in part by a reduction in deferred sales commission amortization expense as deferred sales commissions paid on Class B share sales will also decline with the anticipated change in asset mix.

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

The increase in investment adviser and administration fees of 27 percent in the first quarter of fiscal 2005 over the same period a year ago can be attributed to the 23 percent increase in average assets under management and a modest increase in the Company’s effective advisory fee rate due to a shift in asset mix.

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

Distribution and underwriter fees decreased by 12 percent in the first quarter of fiscal 2005 over the same period a year ago, primarily reflecting a decrease in Class B share assets under management. As noted in the table “Ending Assets Under Management,” ending Class B share assets under management declined 35 percent year-over-year as a result of lower Class B share sales and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004.

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

Service fees increased by 16 percent in the first quarter of fiscal 2005 over the same period a year ago, primarily reflecting a 14 percent increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other revenue

Other revenue increased by 62 percent in the first quarter of fiscal 2005 over the same period a year ago, primarily reflecting investment income earned by two majority-owned investment companies consolidated by the Company. The first of the two funds was consolidated in the second quarter of fiscal 2003; the second was consolidated in the first quarter of fiscal 2004. The Company consolidated each fund at the point in time at which the Company’s investment in the fund exceeded 50 percent of the total net asset value of the fund.

Expenses

	For the Three Months Ended January 31,

(in thousands)	2005	2004	% Change

Compensation of officers and employees	$42,204	$37,499	13%
Amortization of deferred sales commissions	18,040	20,763	-13%
Service fee expense	21,172	18,632	14%
Distribution expense	22,919	18,779	22%
Other expenses	14,587	11,197	30%

Total expenses	$118,922	$106,870	11%

Compensation of officers and employees

Compensation expense increased by 13 percent in the first quarter of fiscal 2005 over a year ago, principally due to a 12 percent increase in headcount, higher operating income-based bonus accruals and higher marketing incentives associated with the Company’s separately managed account business, offset by a decrease in marketing incentives associated with a 25 percent decrease in compensatable fund sales. The decrease in compensatable fund sales can be primarily attributed to the decrease in closed-end funds offered in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 13 percent in the three month period ending January 31, 2005 over the same period a year ago. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In the first quarter of fiscal 2005, increases noted in Class C share and private fund sales were offset by a decrease in Class B share sales. As amortization expense is a function of the Company’s product mix, a continuing shift from Class B sales to Class A sales over time will likely result in a further reduction in amortization expense.

Service fee expense

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 14 percent in the first quarter of fiscal 2005 over the same period a year ago, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 22 percent in the first quarter of fiscal 2005 over the same period a year ago, largely as a result of increases in average closed-end fund assets and in average other assets under management subject to third-party distribution and revenue sharing arrangements.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 30 percent in the first quarter of fiscal 2005 over the same period a year ago, primarily reflecting increases in fund-related expenses, consulting fees and registration fees associated with the Company’s two-for-one stock split in December 2004.

Other Income and Expense

	For the Three Months Ended January 31,

(in thousands)	2005	2004	% Change

Interest income	$709	$788	-10%
Interest expense	(361)	(1,651)	-78%
Gain on investments	10	5	100%
Foreign currency gain (loss)	22	(18)	NM

Total other income (expense)	$380	$(876)	NM

Interest income decreased by 10 percent in the first quarter of fiscal 2005 over the same period a year ago, primarily due to a decrease in interest income earned on the Company’s minority equity investments in three collateralized debt obligation entities. Investment income on investments classified as available-for-sale is included in interest income; interest and dividend income earned by two consolidated funds, which invest in short-term debt instruments, is recorded in other revenue.

Interest expense decreased by 78 percent in the first quarter of fiscal 2005, primarily reflecting a decrease in average long-term debt balances. The decrease in average long-term debt balances is attributed to the retirement of Eaton Vance Management’s (“EVM’s”) 6.22 percent senior notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004.

Income Taxes

The Company’s effective tax rate increased to 37 percent in the first quarter of fiscal 2005 from 36 percent in the first quarter of fiscal 2004.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, decreased to $(0.6) million in the first quarter of fiscal 2005 from $9,000 in the first quarter of fiscal 2004, largely as a result of calendar year-end bonuses the affiliate elected to pay in December 2004.

Minority Interest, Net of Tax

Minority interest, net of tax, increased by 26 percent in the first quarter of fiscal 2005 over the same period a year ago due to the increased profitability of two of the the Company’s majority-owned subsidiaries, Atlanta Capital and Parametric Portfolio Associates.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of January 31, 2005 and October 31, 2004:

(in thousands)	January 31, 2005	October 31, 2004	% Change

Balance sheet data:
Cash and cash equivalents	$147,872	$147,137	0%
Short-term investments	178,884	210,429	-15%
Long-term investments	42,944	36,895	16%
Deferred sales commissions	151,961	162,259	-6%

Long-term debt	74,625	74,347	0%
Deferred income taxes	55,528	57,644	-4%

	For the Three Months Ended January 31,

(in thousands)	2005	2004	% Change

Cash flow data:
Operating cash flows	$69,272	$2,770	NM
Investing cash flows	(5,764)	(1,470)	NM
Financing cash flows	(62,773)	(7,598)	NM

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 6 percent in the first three months of fiscal 2005, primarily reflecting a decrease in Class B share assets over the last two fiscal years. Deferred income taxes, which relate principally to deferred sales commissions, increased by 4 percent in the first three months of fiscal 2005.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation

	Payments Due

(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases	$27.0	$6.9	$12.1	$7.9	$0.1

Excluded from the table above are any future payments to be made by the Company to purchase the minority interests retained by the sellers of Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates at the time of acquisition. The Company’s acquisition agreements provide the minority owners the right to require the Company to purchase these retained equity interests at specific intervals over time. These agreements also provide the Company with the right to require the principals to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 11 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with any certainty. However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in the future.

Also excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031, resulting in net proceeds of approximately $195.5 million. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 28.7314 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five-year intervals thereafter until maturity. EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody‘s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both, as elected by the Company.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sales price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On January 31, 2005, the contingent conversion price for the Company’s non-voting common stock was $27.75. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. In the event that the requirements for exchange are met, shareholders elect to execute the exchange and EVM elects to settle the exchange in cash, EVM will recognize a charge to interest expense equal to the difference between the accreted value of the debt and the market value of the non-voting common stock on that date. On January 31, 2005, 110,945 Notes remained outstanding.

On December 21, 2004, the Company executed a new revolving credit facility with several banks. The facility, which expires December 21, 2009, provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. The Company paid $0.4 million in costs related to securing the new facility during the three months ended January 31, 2005.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $69.3 million and $2.8 million in the first three months of fiscal 2005 and 2004, respectively. The increase in cash provided by operating activities can be attributed primarily to an increase in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds, which regularly purchase and sell short-term debt instruments. Net cash provided by the purchase and sale of trading securities totaled $30.1 million in the first three months of fiscal 2005. Net cash used in the purchase and sale of trading securities totaled $25.9 million in the first three months of fiscal 2004.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as certain of the Company’s private funds, decreased by $5.0 million in the first three months of fiscal 2005 over the same period a year ago, primarily due to a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes reduced operating cash flows by $2.4 million in the first three months of fiscal 2005 compared to a contribution of $34.0 million in the first three months of fiscal 2004, primarily as a result of the change in the tax treatment of deferred sales commissions in the first quarter of fiscal 2004. In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans. The new tax regulation, which allows for the immediate deduction of these commissions when paid, was applied prospectively to such commissions paid in fiscal 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in the first quarter of fiscal 2004. The change in tax accounting had no impact on the Company’s effective tax rate.

Investing Cash Flows

Investing activities consist primarily of the purchase and sale of investments in the Company’s sponsored mutual funds. Cash used for investing activities totaled $5.8 million and $1.5 million in the first three months of fiscal 2005 and 2004, respectively. The year-over-year increase in cash used for investing activities reflects the Company’s investment in certain sponsored funds in fiscal 2005.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s two consolidated mutual fund subsidiaries and cash paid to fund redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $62.8 million and $7.6 million in the first three months of fiscal 2005 and 2004, respectively, reflecting redemptions of mutual fund subsidiaries’ capital stock of $63.4 million and $14.0 million, respectively.

The Company repurchased and retired a total of 1.2 million shares of its non-voting common stock for $30.8 million in the first three months of fiscal 2005 under its authorized repurchase program and issued 0.8 million shares of non-voting common stock in connection with stock option exercises, employee stock purchases and restricted stock grants for total proceeds of $9.9 million. The Company has authorization to purchase an additional 2.0 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.08 per share in the first three months of fiscal 2005 compared to $0.06 per share in the first three months of fiscal 2004.

On December 15, 2004, the Company’s Board of Directors authorized, and the Company’s voting shareholders approved, a two-for-one stock split of the Company’s outstanding non-voting common stock. The split entitled each shareholder of record as of December 31, 2004 to receive two shares for every one share of non-voting stock held on the record date. The additional shares of non-voting common stock were distributed after the close of business on January 14, 2005.

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

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, none of which exceeds six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commissions assets accordingly.

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

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At January 31, 2005, combined assets under management in the collateral pools of all five of these CDO entities were approximately $1.6 billion. The Company had combined minority equity investments of $13.9 million in three of these entities on January 31, 2005.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $13.9 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at January 31, 2005.

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

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are probable or reasonable estimable, and thus, no losses have been recorded in the financial statements included in this report.

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning August 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the fiscal quarters ended January 31, 2005 and 2004, diluted earnings per share would have been reduced to $0.23 and $0.18, respectively.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $16.0 million at January 31, 2005, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.9 million based on fixed-income and floating-rate income investments of $181.4 million as of January 31, 2005. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $13.9 million at January 31, 2005, which represents the total value at risk with respect to such entities as of January 31, 2005.

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

Item 4. Controls and Procedures

As of January 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in the Company’s SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the first three months of fiscal 2005:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs

November 1, 2004 through November 30, 2004	217,486	$22.90	217,486	3,038,236
December 1, 2004 through December 31, 2004	290,864	$25.38	290,864	2,747,372
January 1, 2005 through January 31, 2005	739,336	$24.96	739,336	2,008,036

Total	1,247,686	$24.70	1,247,686	2,008,036

1 The Company’s share repurchase program was announced on October 22, 2003. The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. No plans expired or terminated in the first three months of fiscal 2005. The Company’s stock repurchase plan is not subject to an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 12, 2005. All of the outstanding Voting Common Stock, namely the 309,760 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)	The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2004.

2)	The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

John G.L. Cabot

Thomas E. Faust Jr.
James B. Hawkes
Leo I. Higdon, Jr.
Vincent M. O’Reilly
Winthrop H. Smith, Jr.
Ralph Z. Sorenson

3)	The selection of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2005.

4)	The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 14, 2004.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

EATON VANCE CORP.
(Registrant)

DATE: March 9, 2005	/s/ William M. Steul

(Signature)
William M. Steul
Chief Financial Officer

DATE: March 9, 2005	/s/ Laurie G. Hylton

(Signature)
Laurie G. Hylton
Chief Accounting Officer