Form 10-Q
period 2005-04-30
EATON VANCE CORP
filed 2005-06-08
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April  30, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Shares outstanding as of April 30, 2005:
               Voting Common Stock – 309,760 shares
               Non-Voting Common Stock – 131,256,033 shares

Eaton Vance Corp.
Form 10-Q
For the Six Months Ended April 30, 2005
Index

Part I — Financial Information

Item 1.   Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2005	October 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$158,814	$147,137
Short-term investments	125,953	210,429
Investment adviser fees and other receivables	32,506	32,249
Other current assets	6,217	4,861
Total current assets	323,490	394,676

Other Assets:
Deferred sales commissions	140,028	162,259
Goodwill	89,281	89,281
Other intangible assets, net	41,537	43,965
Long-term investments	40,071	36,895
Equipment and leasehold improvements, net	12,224	12,413
Other assets	4,416	4,077
Total other assets	327,557	348,890
Total assets	$651,047	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2005	October 31, 2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accrued compensation	$32,628	$52,299
Accounts payable and accrued expenses	24,078	23,789
Dividend payable	10,506	10,660
Other current liabilities	9,144	7,451
Total current liabilities	76,356	94,199

Long-term Liabilities:
Long-term debt	74,900	74,347
Deferred income taxes	49,617	57,644
Total long-term liabilities	124,517	131,991
Total liabilities	200,873	226,190
Minority interest	4,472	67,870
Commitments and contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625
per share:
Authorized, 190,720,000 shares
Issued, 131,256,033 and 133,271,560 shares, respectively	513	521
Notes receivable from stock option exercises	(2,862)	(2,718)
Deferred compensation	(3,000)	(2,400)
Accumulated other comprehensive income	1,996	1,854
Retained earnings	449,054	452,248
Total shareholders' equity	445,702	449,506
Total liabilities and shareholders' equity	$651,047	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2005	2004	2005	2004
Revenue:
Investment adviser and administration fees	$121,361	$101,162	$240,276	$194,912
Distribution and underwriter fees	33,809	39,637	68,869	79,513
Service fees	25,139	23,017	50,616	44,926
Other revenue	2,195	1,475	4,521	2,913
Total revenue	182,504	65,291	364,282	322,264

Expenses:
Compensation of officers and employees	43,914	36,793	86,118	74,292
Amortization of deferred sales commissions	16,907	21,869	34,947	42,632
Service fee expense	20,594	18,879	41,766	37,511
Distribution expense	23,194	19,695	46,113	38,474
Other expenses	16,445	11,880	31,032	23,077
Total expenses	121,054	109,116	239,976	215,986
Operating income	61,450	56,175	124,306	106,278

Other income (expense):
Interest income	1,057	661	1,766	1,449
Interest expense	(371)	(1,364)	(732)	(3,015)
Gain (loss) on investments	77	(83)	87	(78)
Foreign currency gain (loss)	3	(29)	25	(47)
Impairment loss on investments	(1,840)	—	(1,840)	—
Income before income taxes, equity in net
income (loss) of affiliates and minority interest	60,376	55,360	123,612	104,587
Income taxes	21,911	19,559	44,764	36,885
Equity in net income (loss) of affiliates, net of tax	370	399	(207)	408
Minority interest	1,208	1,031	2,608	2,128
Net income	$37,627	$35,169	$76,033	$65,982

Earnings per share:
Basic	$0.28	$0.26	$0.57	$0.48
Diluted	$0.27	$0.25	$0.53	$0.46

Weighted average shares outstanding:
Basic	132,121	135,533	132,826	135,951
Diluted	142,176	145,391	142,948	145,619

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2005	2004
Cash and cash equivalents, beginning of period	$147,137	$138,328

Cash Flows from Operating Activities:
Net income	76,033	65,982
Adjustments to reconcile net income to net cash provided
by operating activities:
Impairment loss on investments	1,840	—
Loss on investments	143	13
Equity in net (income) loss of affiliates	312	(638)
Dividend received from affiliate	875	—
Minority interest	2,608	2,128
Interest on long-term debt	642	1,050
Deferred income taxes	(8,284)	32,237
Tax benefit of stock option exercises	2,676	894
Compensation related to restricted stock issuance	400	800
Depreciation and other amortization	3,979	3,298
Amortization of deferred sales commissions	34,947	42,632
Payment of capitalized sales commissions	(23,306)	(35,976)
Contingent deferred sales charges received	10,608	10,317
Proceeds from the sale of trading securities	88,754	18,924
Purchase of trading securities	(157,408)	(70,015)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(1,004)	(2,839)
Other current assets	(1,174)	(22,353)
Other assets	740	709
Accrued compensation	(19,671)	(8,414)
Accounts payable and accrued expenses	4,283	(2,526)
Other current liabilities	1,693	(972)
Net cash provided by operating activities	19,686	35,251

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,362)	(1,635)
Net (increase) decrease in notes receivable from affiliates	(144)	104
Acquisition of subsidiary	—	(402)
Proceeds from sale of available-for-sale investments	979	745
Purchase of available-for-sale investments	(6,531)	(1,587)
Purchase of management contracts	—	(245)
Net cash used for investing activities	(7,058)	(3,020)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2005	2004
Cash Flows From Financing Activities:
Credit facility debt issuance costs	(428)	—
Repayment of debt	—	(7,143)
Distributions to minority shareholders	(2,106)	(1,225)
Proceeds from issuance of non-voting common stock	11,402	6,703
Repurchase of non-voting common stock	(73,161)	(42,851)
Dividend paid	(21,305)	(16,341)
Proceeds from the issuance of mutual fund subsidiaries'
capital stock	151,500	61,018
Redemption of mutual fund subsidiaries' capital stock	(66,891)	(18,030)
Net cash used for financing activities	(989)	(17,869)
Foreign currency translation adjustment	38	44
Net increase in cash and cash equivalents	11,677	14,406
Cash and cash equivalents, end of period	$ 158,814	$ 152,734

Supplemental Cash Flow Information:
Interest paid	$ 90	$ 1,817
Income taxes paid	$ 49,960	$ 26,492

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements

(1)   Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (“the Company”) include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K.

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

Effective April 1, 2005, the Company’s investment in one of two consolidated short-term income mutual funds dropped below 50 percent. As a result, the Company adopted the equity method of accounting for this investment and deconsolidated the fund. The decreases in short-term investments and minority interest can be attributed to the deconsolidation of the fund. Deconsolidation of the fund had no effect on the net book value of the Company.

(3)   Earnings Per Share

In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force (“EITF”) regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus requires the restatement of diluted earnings per share for all prior periods presented. The implementation of EITF 04-08, as indicated in the table below, reduced diluted earnings per share by less than $0.01 in each period presented.

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and six month periods ended April 30, 2005 and 2004:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income — basic	$ 37,627	$ 35,169	$ 76,033	$ 65,982
Interest adjustment related to contingently
convertible debt, net of tax	184	766	371	1,534
Net income — diluted	$ 37,811	$ 35,935	$ 76,404	$ 67,516

Weighted-average shares outstanding — basic	132,121	135,533	132,826	135,951
Incremental common shares from stock options and
restricted stock awards	6,867	4,690	6,934	4,500
Incremental common shares related to contingently
convertible debt	3,188	5,168	3,188	5,168
Weighted-average shares outstanding — diluted	142,176	145,391	142,948	145,619
Earnings per share:
Basic	$ 0.28	$ 0.26	$ 0.57	$ 0.48
Diluted	$ 0.27	$ 0.25	$ 0.53	$ 0.46

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 63,000 and 15,000 for the six months ended April 30, 2005 and 2004, respectively.

(4)   Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2005:

April 30, 2005 (dollars in thousands)	Weighted-average amortization period (in years)	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Client relationships acquired	15.9	$49,986	($9,760)

Non-amortizing intangible assets:
Mutual fund management
contract acquired	—	1,311	—
Total		$51,297	($9,760)

In the second quarter of fiscal 2005, the Company recognized an impairment loss of $0.9 million relating to the loss of client relationships acquired by a majority-owned subsidiary in fiscal 2003. The impairment loss was computed by comparing the net present value of projected client cash flows to the carrying value of the intangible asset at April 30, 2005. The impairment loss is included in other expenses in the Company’s Consolidated Statements of Income for the three and six month periods ended April 30, 2005.

(5)   Investments

The following is a summary of investments at April 30, 2005:

(in thousands)	April 30, 2005
Short-term investments:
Short-term debt securities	$ 10,058
Investment in affiliate	115,895
Total	$ 125,953

Long-term investments:
Sponsored funds	$ 20,394
Collateralized debt obligation entities	11,786
Investment in affiliates	6,972
Other investments	919
Total	$ 40,071

In the second quarter of fiscal 2005, the Company recognized a $1.8 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

(6)   Debt

The Company’s long-term debt balance at April 30, 2005 is comprised entirely of its 1.5% zero-coupon exchangeable senior notes due in 2031.

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

The Company continues to apply the intrinsic value method as described in APB No. 25. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the three and six month periods ended April 30, 2005 and 2004 would have been reduced to the following pro forma amounts:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
(in thousands, except per share figures)	2005	2004	2005	2004
Net income as reported	$37,627	$35,169	$76,033	$65,982
Add: Stock-based employee
compensation expense included in
reported net income, net of related tax
effects	127	256	255	512
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(5,218)	(4,879)	(11,068)	(9,318)
Pro forma net income	$32,536	$30,546	$65,220	$57,176

Earnings per share:
Basic — as reported	$0.28	$0.26	$0.57	$0.48
Basic — pro forma	$0.25	$0.23	$0.49	$0.42
Diluted — as reported	$0.27	$0.25	$0.53	$0.46
Diluted — pro forma	$0.23	$0.21	$0.46	$0.39

In the first six months of fiscal 2005 and 2004, 45,546 and 171,330 shares, respectively, were issued pursuant to the Company’s Restricted Stock Plan. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.4 million and $0.8 million for the six months ended April 30, 2005 and 2004, respectively.

(8)   Common Stock Repurchases

The Company’s current share repurchase authorization was announced on April 14, 2005. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first six months of fiscal 2005, the Company purchased approximately 2.7 million shares of its non-voting common stock under a previous share repurchase authorization and 0.3 million shares under the current share repurchase authorization. Approximately 7.7 million additional shares may be repurchased under the current authorization.

(9)   Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $23.7 million, which exceeded its minimum net capital requirement of $1.4 million at April 30, 2005. The ratio of aggregate indebtedness to net capital at April 30, 2005 was .87 to 1.

(10)   Income Taxes

The provision for income taxes for the six months ended April 30, 2005 and 2004 consists of the following:

	For the Six Months Ended April 30,
(in thousands)	2005	2004
Current:
Federal	$ 49,531	$ 4,381
State	3,516	267
Deferred:
Federal	(7,763)	29,947
State	(520)	2,290
Total	$ 44,764	$36,885

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	April 30, 2005	October 31, 2004
Deferred tax assets:
Capital loss carryforward	$ 2,838	$ 2,844
Deferred rent	745	829
Differences between book and tax bases of
investments	1,424	437
Differences between book and tax bases of
accruals	2,007	2,011
Other	756	871
Total deferred tax asset	$ 7,770	$ 6,992

Deferred tax liabilities:
Deferred sales commissions	$(46,248)	$(51,874)
Accretion on zero-coupon exchangeable notes	(1,555)	(3,746)
Differences between book and tax bases of
goodwill and intangibles	(7,252)	(6,630)
Differences between book and tax bases of
property	(921)	(1,231)
Unrealized net holding gains on investments	(1,167)	(1,092)
Total deferred tax liability	$(57,143)	$(64,573)
Net deferred tax liability	$(49,373)	$(57,581)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets at April 30, 2005 and October 31, 2004 are as follows:

(in thousands)	April 30, 2005	October 31, 2004
Net current deferred tax asset	$ 244	$ 63
Net non-current deferred tax liability	(49,617)	(57,644)
Net deferred tax liability	$(49,373)	$(57,581)

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $2.7 million and $0.9 million for the six months ended April 30, 2005 and 2004, respectively. Such benefit has been reflected in shareholders’ equity.

(11)   Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the six months ended April 30, 2005 and 2004 are as follows:

	For the Six Months Ended April 30,
(in thousands)	2005	2004
Net income	$76,033	$65,982
Net unrealized gains on available-for-sale
securities, net of income taxes of $61 and
$228, respectively	118	417
Foreign currency translation adjustments, net of
income taxes of $13 and $18, respectively	26	26
Comprehensive income	$76,177	$66,425

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s first fiscal quarter beginning November 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the six months ended April 30, 2005 and 2004, diluted earnings per share would have been reduced to $0.46 and $0.39, respectively.

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

General

The Company’s principal business is creating, marketing and managing investment companies (“funds”) and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

The Company is a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, floating-rate bank loan, municipal bond and high-yield bond investing. The diversified offerings of Eaton Vance and its affiliates offer fund shareholders, institutional investors and private investment counsel clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long-term.

The Company’s marketing strategy is to distribute these products and retail managed accounts primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national wirehouses, regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. Eaton Vance supports these distribution partners with a team of more than 146 regional and Boston-based representatives who are dedicated to meeting the needs of the Company’s partners and clients across the country. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

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

Assets Under Management

Assets under management of $98.8 billion on April 30, 2005 were $13.7 billion or 16 percent higher than the $85.1 billion reported a year earlier. Long-term fund net inflows contributed $8.4 billion to ending assets under management over the last twelve month period, including $4.5 billion of open end and other fund net inflows and $3.9 billion of successful closed-end fund offerings (including leverage). Separate account net inflows contributed $0.8 billion, reflecting $1.3 billion of retail managed account net inflows offset by $0.5 billion of institutional and high-net-worth net outflows. The Company also added $1.9 billion to assets under management in July of 2004 with the strategic acquisition of the investment counsel assets of Deutsche Bank’s Private Counsel Boston office. Market price appreciation, reflecting recovering equity markets, contributed $2.6 billion.

Ending Assets Under Management by Investment Objective

	April 30,
(in billions)	2005	2004	% Change
Equity assets	$58.1	$50.8	14%
Fixed income assets	22.2	21.5	3%
Floating-rate income assets	18.5	12.8	45%
Total	$98.8	$85.1	16%

Equity assets represented 59 percent of total assets under management at April 30, 2005, down from 60 percent at April 30, 2004. Equity funds managed for tax efficiency totaled $30.1 billion and $27.7 billion at April 30, 2005 and 2004, respectively. Fixed income assets, including money market funds, represented 22 percent of total assets under management at April 30, 2005, down from 25 percent at April 30, 2004. Fixed income assets include $11.1 billion and $10.6 billion of tax-exempt municipal bond funds at April 30, 2005 and 2004, respectively. Floating-rate income assets represented 19 percent of total assets under management at April 30, 2005, up from 15 percent at April 30, 2004. The shift in asset mix from fixed income to equity and floating-rate income reflects investor response to continued improvements in the equity markets and the rise in short-term interest rates.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended April 30,				For the Six Months Ended April 30,
(in billions)	2005	2004	% Change		2005	2004	% Change
Long-term funds:
Closed-end funds	$1.0	$1.1	-9%		$1.9	$4.3	-56%
Open-end and other funds	1.0	0.7	43%		1.7	2.1	-19%
Total long-term fund net inflows	2.0	1.8	11%		3.6	6.4	-44%
Institutional/HNW(1) accounts	(0.4)	0.3	NM	(2)	(1.1)	1.1	NM
Retail managed accounts	0.5	0.2	150%		0.9	0.4	125%
Total separate account net inflows	0.1	0.5	-80%		(0.2)	1.5	NM
Total net inflows	$2.1	$2.3	-9%		$3.4	$7.9	-57%

(1) High-net-worth (“HNW”)
(2) Not meaningful (“NM”)

Long-term fund net inflows increased to $2.0 billion in the second quarter of fiscal 2005 from $1.8 billion in the same period last year. Closed-end fund offerings contributed significantly to net inflows in both periods, with $1.0 billion in closed-end fund assets added in the second quarter of fiscal 2005 and $1.1 billion added in the second quarter of fiscal 2004. Open-end and other long-term fund net inflows of $1.0 billion and $0.7 billion for the second quarters of fiscal 2005 and 2004, respectively, reflect gross inflows of $3.6 billion and $3.0 billion, respectively, net of redemptions of $2.6 billion and $2.3 billion, respectively. Long-term fund redemptions were 14 percent of average long-term fund assets under management in both the second quarter of fiscal 2005 and 2004. The industry average, by comparison, exceeded 20 percent of average long-term fund assets under management for each of the last two years.

The Company experienced net inflows of separate account assets under management (including retail managed accounts) of $0.1 billion in the second quarter of fiscal 2005 compared to net inflows of $0.5 billion in the second quarter of fiscal 2004. Retail managed account net flows were positive for both the second quarter and first half of fiscal 2005, increasing to $0.5 billion and $0.9 billion, respectively, compared to $0.2 billion and $0.4 billion, respectively for the same periods a year ago. Retail managed account progress, however, was offset by institutional and high-net-worth account net outflows of $0.4 billion and $1.1 billion in the second quarter and first half of fiscal 2005, respectively, compared to net inflows of $0.3 billion and $1.1 billion for the same periods a year ago. Net outflows of institutional and high-net-worth accounts in the second quarter and first half of fiscal 2005 reflect client withdrawals due to management turnover at Fox Asset Management and institutional net outflows at Atlanta Capital associated with one large public fund client that expanded its stable of growth managers and reallocated a significant portion of its assets. In a sequential quarter over quarter comparison, institutional and high-net-worth net outflows slowed considerably, dropping to $0.4 billion in the second quarter of fiscal 2005 from $0.7 billion in the first quarter of fiscal 2005.

The following table summarizes the asset flows by investment objective for the three and six month periods ended April 30, 2005 and 2004:

   (The remainder of this page is intentionally left blank.)

Asset Flows by Investment Objective

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2005	2004	% Change	2005	2004	% Change
Equity fund assets — beginning	$39.3	$33.2	18%	$36.9	$ 28.9	28%
Sales/inflows	1.7	2.3	-26%	3.8	5.7	-33%
Redemptions/outflows	(1.2)	(0.9)	33%	(2.2)	(1.6)	38%
Exchanges	—	—	NM	—	0.1	NM
Market value change	(0.7)	(0.1)	NM	0.6	1.4	-57%
Equity fund assets — ending	39.1	34.5	13%	39.1	34.5	13%

Fixed income fund assets — beginning	17.7	18.3	-3%	17.6	17.8	-1%
Sales/inflows	1.2	0.7	71%	1.8	1.4	29%
Redemptions/outflows	(0.6)	(0.7)	-14%	(1.2)	(1.2)	0%
Exchanges	—	(0.1)	NM	—	(0.2)	NM
Market value change	(0.3)	(0.5)	-40%	(0.2)	(0.1)	100%
Fixed income fund assets — ending	18.0	17.7	2%	18.0	17.7	2%

Floating-rate fund assets — beginning	15.6	11.2	39%	15.0	9.5	58%
Sales/inflows	1.7	1.2	42%	2.9	3.2	-9%
Redemptions/outflows	(0.8)	(0.7)	14%	(1.5)	(1.1)	36%
Exchanges	—	—	NM	—	0.1	NM
Market value change	(0.1)	0.1	NM	—	0.1	NM
Floating-rate fund assets — ending	16.4	11.8	39%	16.4	11.8	39%

Total long-term fund assets — beginning	72.6	62.7	16%	69.5	56.2	24%
Sales/inflows	4.6	4.2	10%	8.5	10.3	-17%
Redemptions/outflows	(2.6)	(2.3)	13%	(4.9)	(3.9)	26%
Exchanges	—	(0.1)	NM	—	—	NM
Market value change	(1.1)	(0.5)	120%	0.4	1.4	-71%
Total long-term fund assets — ending	73.5	64.0	15%	73.5	64.0	15%

Separate account assets — beginning	25.1	20.5	22%	24.5	18.4	33%
Inflows — HNW and institutional	0.7	0.8	-13%	1.5	1.9	-21%
Outflows — HNW and institutional	(1.1)	(0.4)	175%	(2.6)	(0.8)	225%
Inflows — retail managed account	0.9	0.5	80%	1.7	1.0	70%
Outflows — retail managed account	(0.4)	(0.4)	0%	(0.9)	(0.6)	50%
Market value change	(0.2)	(0.3)	-33%	0.8	0.8	0%
Separate account assets — ending	25.0	20.7	21%	25.0	20.7	21%

Money market fund assets — ending	0.3	0.4	-25%	0.3	0.4	-25%
Assets under management — ending	$98.8	$85.1	16%	$98.8	$ 85.1	16%

Ending Assets Under Management by Asset Class

	April 30,
(in billions)	2005	2004	% Change
Class A (1)	$16.9	$13.9	22%
Class B (2)	8.2	9.2	–11%
Class C (3)	7.3	6.8	7%
Class I (4)	2.4	1.5	60%
Private funds	19.1	17.7	8%
Closed-end funds	17.8	13.4	33%
Other	2.1	1.9	11%
Total fund assets	73.8	64.4	15%
HNW and institutional account assets	19.1	16.4	16%
Retail managed account assets	5.9	4.3	37%
Total separate account assets	25.0	20.7	21%
Total	$98.8	$85.1	16%

(1)   Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)   Share class includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)   Share class includes Eaton Vance Classic Senior Floating-Rate Fund, an interval fund.
(4)   Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). The Company waives the sales load on Class A shares when sold under a fee-based broker/dealer program. In such cases, the shares are sold at net asset value. The private fund asset category includes both private funds and collateralized debt obligation entities.

Fund assets decreased to 75 percent of total assets under management at April 30, 2005 from 76 percent a year ago, while separate account assets increased to 25 percent of total assets under management at April 30, 2005 from 24 percent a year ago. Class A share assets increased to 17 percent of total assets under management at April 30, 2005 from 16 percent of total assets under management at April 30, 2004, while Class B shares dropped to 8 percent from 11 percent of total assets under management over the same time period. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as an asset class. Private funds and closed-end funds represented 37 percent of the Company’s fund assets under management at both April 30, 2005 and 2004.

The shift in asset mix experienced by the Company over the last twelve month period had a significant impact on the Company’s revenue and expense structure. The decline in Class B share sales and assets resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s effective fee rate, defined as total revenue as a percentage of average assets under management, declined from 78 basis points in the second quarter of fiscal 2004 to 74 basis points in the second quarter of fiscal 2005. The decrease in distribution plan payments was largely offset by a 23 percent decrease in the amortization of deferred sales commissions over the same period. The Company’s operating margin was 34 percent in both the second quarter of fiscal 2005 and the second quarter of fiscal 2004.

   Average Assets Under Management by Asset Class

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2005	2004	% Change	2005	2004	% Change
Class A (1)	$ 16.6	$ 11.2	48%	$ 16.3	$ 10.1	61%
Class B (2)	8.4	11.8	–29%	8.5	12.4	–31%
Class C (3)	7.3	6.7	9%	7.3	6.5	12%
Class I (4)	2.3	1.4	64%	2.2	1.2	83%
Private funds	19.4	18.0	8%	19.4	17.8	9%
Closed-end funds	17.4	12.8	36%	16.8	11.5	46%
Other	2.3	2.0	15%	2.2	2.0	10%

Total fund assets	73.7	63.9	15%	72.7	61.5	18%

HNW and institutional account assets	19.4	16.5	18%	19.6	15.9	23%
Retail managed account assets	5.8	4.3	35%	5.5	4.1	34%

Total separate account assets	25.2	20.8	21%	25.1	20.0	26%

Total	$ 98.9	$ 84.7	17%	$ 97.8	$ 81.5	20%

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

Results of Operations

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2005	2004	% Change	2005	2004	% Change
Net income	$ 37,627	$ 35,169	7%	$ 76,033	$ 65,982	15%
Earnings per share:
Basic	$ 0.28	$ 0.26	8%	$ 0.57	$ 0.48	19%
Diluted	$ 0.27	$ 0.25	8%	$ 0.53	$ 0.46	15%
Operating margin	34%	34%		34%	33%

Net income increased by 7 percent and 15 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago. The increases noted in both second quarter and first half net income can be primarily attributed to a 17 percent increase in average assets under management in the second quarter of fiscal 2005 and a 20 percent increase in average assets under management in the first half of fiscal 2005 over the same periods a year ago. Financial results for both the second quarter and first half of fiscal 2005 reflect the recognition of a $1.8 million impairment loss on the Company’s investment in one collateralized debt obligation entity.

Revenue

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2005	2004	% Change	2005	2004	% Change
Investment adviser and
administration fees	$121,361	$101,162	20%	$240,276	$194,912	23%
Distribution and underwriter fees	33,809	39,637	–15%	68,869	79,513	–13%
Service fees	25,139	23,017	9%	50,616	44,926	13%
Other revenue	2,195	1,475	49%	4,521	2,913	55%

Total	$182,504	$165,291	10%	$364,282	$322,264	13%

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 74 basis points in the second quarter of fiscal 2005 from 78 basis points in the second quarter of fiscal 2004, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased in both absolute dollars and as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 19 percent in the second quarter of fiscal 2005 from 24 percent in the second quarter of fiscal 2004. The decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commission amortization expense as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

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

The increase in investment adviser and administration fees of 20 percent and 23 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago can be attributed to an increase in average assets under management and the shift in asset mix from fixed income to equity and floating-rate income. Average assets under management increased by 17 percent and 20 percent in the second quarter and first half of fiscal 2005, respectively.

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

Distribution and underwriter fees decreased by 15 percent in the second quarter of fiscal 2005 and by 13 percent in the first six months of fiscal 2005 over the same periods a year ago, primarily reflecting a decrease in Class B share assets under management. As noted in the table “Ending Assets Under Management,” ending Class B share assets under management declined 11 percent year-over-year as a result of net redemptions in the asset class over the last twelve months and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004.

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

Service fees increased by 9 percent and 13 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago, primarily reflecting an increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other revenue
Other revenue increased by 49 percent in the second quarter of fiscal 2005 over the same period a year ago, primarily reflecting investment income earned by two majority-owned investment companies consolidated by the Company. The Company consolidated each fund at the point in time at which the Company’s investment in the fund exceeded 50 percent of the total net asset value of the fund. In April 2005, the Company deconsolidated the larger of the two funds when the Company’s investment dropped below 50 percent of the total net asset value of the fund. Effective April 1, 2005, the Company’s investment in the deconsolidated fund was accounted for under the equity method. Other revenue includes $2.0 million of investment income related to the deconsolidated fund for the six months ended April 30, 2005.

Expenses

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2005	2004	% Change	2005	2004	% Change
Compensation of officers and
employees	$ 43,914	$ 36,793	19%	$ 86,118	$ 74,292	16%
Amortization of deferred sales
commissions	16,907	21,869	–23%	34,947	42,632	–18%
Service fee expense	20,594	18,879	9%	41,766	37,511	11%
Distribution expense	23,194	19,695	18%	46,113	38,474	20%
Other expenses	16,445	11,880	38%	31,032	23,077	34%

Total	$121,054	$109,116	11%	$239,976	$215,986	11%

Compensation of officers and employees
Compensation expense increased by 19 percent in the second quarter of fiscal 2005 over a year ago, principally due to a 14 percent increase in headcount, higher operating income-based bonus accruals, higher marketing incentives associated with the Company’s separately managed account business, and higher marketing incentives associated with the increase in long-term fund sales.

Compensation expense increased by 16 percent in the first half of fiscal 2005 over a year ago, principally due to a 14 percent increase in headcount, higher operating income-based bonus accruals and higher marketing incentives associated with the Company’s separately managed account business. Marketing incentives associated with long-term fund sales were flat year over year, reflecting flat fund sales for the second half of fiscal 2005 compared to the same period a year ago.

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 23 percent and 18 percent in the three and six month periods ending April 30, 2005 over the same periods a year ago. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Class B, Class C and private fund sales decreased in both the second quarter and first half of fiscal 2005 compared to the same periods a year ago. A continuing shift from Class B sales to Class A sales over time will likely result in a further reduction in amortization expense.

Service fee expense
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 9 percent and 11 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 18 percent and 20 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago, largely as a result of increases in average closed-end fund and other assets under management subject to third-party distribution arrangements.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 38 percent and 34 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago, primarily reflecting increases in fund-related expenses and the amortization of intangible assets. The increase in fund-related expenses in both the second quarter and first half of fiscal 2005 can be attributed to costs borne by the Company to support product development prior to new product launch and payments made to external investment advisors for subadvisory services provided. The increase in the amortization of intangible assets in both the second quarter and first half of fiscal 2005 over the same periods a year ago can be attributed to a $0.9 million impairment of management contracts acquired by a majority-owned subsidiary in fiscal 2003.

Other Income and Expense

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2005	2004	% Change	2005	2004	% Change
Interest income	$ 1,057	$ 661	60%	$ 1,766	$ 1,449	22%
Interest expense	(371)	(1,364)	–73%	(732)	(3,015)	–76%
Gain (loss) on investments	77	(83)	NM	87	(78)	NM
Foreign currency gain (loss)	3	(29)	NM	25	(47)	NM
Impairment loss on investments	(1,840)	—	NM	(1,840)	—	NM

Total	$(1,074)	$ (815)	NM	$ (694)	$(1,691)	NM

Interest income increased by 60 percent and 22 percent in the second quarter and first half of fiscal 2005, respectively, over the same periods a year ago, primarily due to an increase in short-term interest rates offset by a decrease in interest income earned on the Company’s minority equity investments in three collateralized debt obligation entities.

Investment income earned on investments classified as available-for-sale is included in interest income. Interest and dividend income earned by the Company’s two consolidated funds, which invest in short-term debt instruments, is recorded in other revenue. Effective April 1, 2005, the Company deconsolidated one of the two funds and adopted the equity method of accounting for this investment. Investment income earned by this fund is included in equity in net income of affiliates for the month of April.

Interest expense decreased by 73 percent and 76 percent in the second quarter and first half of fiscal 2005, respectively, primarily reflecting a decrease in average long-term debt balances. The decrease in average long-term debt balances is attributed to the retirement of Eaton Vance Management’s (“EVM’s”) 6.22 percent senior notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004.

In the second quarter of fiscal 2005, the Company recognized a $1.8 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) increased to 36.3 percent in the second quarter of fiscal 2005 from 35.3 percent in the second quarter of fiscal 2004 due to an increase in state income taxes.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, was flat in the second quarter of fiscal 2005 in comparison with the second quarter of fiscal 2004 and decreased by 151 percent in the first half of fiscal 2005 in comparison with the same period a year ago, largely as a result of calendar year-end bonuses paid and expensed by an affiliate in December 2004.

Minority Interest

Minority interest increased by 17 percent in the second quarter of fiscal 2005 over the same period a year ago due to the increased profitability of two of the Company’s majority-owned subsidiaries, Atlanta Capital and Parametric Portfolio Associates. Minority interest is not tax-effected due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of April 30, 2005 and October 31, 2004:

	April 30,	October 31,
(in thousands)	2005	2004	% Change
Balance sheet data:
Cash and cash equivalents	$158,814	$147,137	8%
Short-term investments	125,953	210,429	–40%
Long-term investments	40,071	36,895	9%
Deferred sales commissions	140,028	162,259	–14%

Long-term debt	74,900	74,347	1%
Deferred income taxes	49,617	57,644	–14%

	For the Six Months Ended April 30,
(in thousands)	2005	2004
Cash flow data:
Operating cash flows	$ 19,686	$ 35,251
Investing cash flows	(7,058)	(3,020)
Financing cash flows	(989)	(17,869)

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments consist principally of investments in the Company’s sponsored money market mutual funds. The decrease in short-term investments can be attributed to the deconsolidation of the larger of two consolidated mutual funds in April of 2005. Long-term investments consist principally of seed investments in certain of the Company’s other sponsored mutual funds and minority equity investments in collateralized debt obligation entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 14 percent in the first six months of fiscal 2005, primarily reflecting a decrease in Class B share fund sales and assets over the last two fiscal years. Deferred income taxes, which relate primarily to deferred sales commissions, also decreased by 14 percent in the first six months of fiscal 2005.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation	Payments Due
(in millions)	Total	Less than 1 years	1-3 years	4-5 years	After 5 years
Operating leases	$ 25.2	$ 6.8	$ 12.0	$ 6.4	—

Excluded from the table above are any future payments to be made by the Company to purchase the minority interests retained by the sellers of Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates at the time of acquisition. The Company’s acquisition agreements provide the minority owners the right to require the Company to purchase these retained equity interests at specific intervals over time. These agreements also provide the Company with the right to require the principals to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 11 years and will be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with certainty. However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of operating cash in the future.

Also excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued the Notes at a principal amount of $314.0 million due August 13, 2031,

resulting in net proceeds of approximately $195.5 million. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 28.7314 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes for cash on or after August 13, 2006, at their accreted value of $76.4 million. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five-year intervals thereafter until maturity. EVM may also be required to repurchase the Notes at their accreted value if the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both, as elected by the Company.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sales price of Eaton Vance Corp.‘s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On April 30, 2005, the contingent conversion price for the Company’s non-voting common stock was $27.84. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. In the event that the requirements for exchange are met, shareholders elect to execute the exchange and EVM elects to settle the exchange in cash, EVM will recognize a charge to interest expense equal to the difference between the accreted value of the debt and the market value of the non-voting common stock on that date. On April 30, 2005, 110,945 Notes remained outstanding.

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

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $19.7 million and $35.3 million in the first six months of fiscal 2005 and 2004, respectively. The decrease in cash provided by operating activities can be attributed primarily to a decrease in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds, which regularly purchase and sell short-term debt instruments. Net cash used in the purchase and sale of trading securities totaled $68.7 million in the first six months of fiscal 2005. Net cash used in the purchase and sale of trading securities totaled $51.1 million in the first six months of fiscal 2004.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as certain of the Company’s private funds, decreased by $12.7 million in the first six months of fiscal 2005 over the same period a year ago, primarily due to a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes reduced operating cash flows by $8.3 million in the first six months of fiscal 2005 compared to a contribution of $32.2 million in the first six months of fiscal 2004, primarily as a result of the change in the tax treatment of deferred sales commissions in the first quarter of fiscal 2004. In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans. The new tax regulation, which allows for the immediate deduction of these commissions when paid, was applied prospectively to such commissions paid in fiscal 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in the first quarter of fiscal 2004. The change in tax accounting had no impact on the Company’s effective tax rate.

Investing Cash Flows

Investing activities consist primarily of additions to equipment and leasehold improvements and the purchase and sale of investments in the Company’s sponsored mutual funds. Cash used for investing activities totaled $7.1 million and $3.0 million in the first three months of fiscal 2005 and 2004, respectively. The year-over-year increase in cash used for investing activities reflects the Company’s investment in certain sponsored funds in fiscal 2005.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s two consolidated mutual fund subsidiaries (one of which was deconsolidated in April of 2005) and cash paid to fund redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $1.0 million and $17.9 million in the first six months of fiscal 2005 and 2004, respectively, reflecting net proceeds from the issuance of the Company’s mutual fund subsidiaries’ capital stock of $84.6 million and $43.0 million, respectively.

The Company repurchased and retired a total of 3.0 million shares of its non-voting common stock for $73.2 million in the first six months of fiscal 2005 under its authorized repurchase program and issued 1.0 million shares of non-voting common stock in connection with stock option exercises, employee stock purchases and restricted stock grants for total proceeds of $11.4 million. The Company has authorization to purchase an additional 7.7 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.16 per share in the first six months of fiscal 2005 compared to $0.12 per share in the first six months of fiscal 2004.

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

Investments in Collateralized Debt Obligation Entities
The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At April 30, 2005, combined assets under management in the collateral pools of all five of these CDO entities were approximately $1.6 billion. The Company had combined minority equity investments of $11.8 million in three of these entities on April 30, 2005.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $11.8 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at April 30, 2005.

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

Loss Contingencies
The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are probable and reasonably estimable, and thus, no losses have been recorded in the financial statements included in this report.

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning November 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the six months ended April 30, 2005 and 2004, diluted earnings per share would have been reduced to $0.46 and $0.39, respectively.

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

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e. investment adviser, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Like other businesses, the Company’s actual results could be affected by the loss of key employees through competition or retirement. The Company’s operations and actual results could also be affected by increased expenses due to such factors as greater competition for personnel, higher costs for distribution of mutual funds and other investment products, costs for insurance and other services by outside providers, or by the disruption of services such as power, communications, information technology, fund transfer agency or fund administration.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $16.1 million at April 30, 2005, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.6 million based on fixed-income and floating-rate income investments of $128.4 million as of April 30, 2005. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $11.8 million at April 30, 2005, which represents the total value at risk with respect to such entities as of April 30, 2005.

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

Item 4.   Controls and Procedures

As of April 30, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.   Legal Proceedings

There have been no material developments in litigation previously reported in the Company’s SEC filings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the second quarter of fiscal 2005:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2005 through
February 28, 2005	598,519	$ 26.02	598,519	1,409,517
March 1, 2005 through
March 31, 2005	596,239	$ 24.19	596,239	813,278
April 1, 2005 through
April 30, 2005	539,633	$ 22.87	539,633	7,703,232

Total	1,734,391	$ 24.41	1,734,391	7,703,232

1 The Company’s current share repurchase authorization was announced on April 14, 2005 replacing the October 22, 2003 program. The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 4.   Submission of Matters to a Vote of Security Holders

No items were submitted to a vote in the second quarter of fiscal 2005.

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

(b)   Reports on Form 8-K

The Company filed a Form 8-K with the SEC on March 2, 2005, regarding the Company’s press release of its results of operations for the quarter ended January 31, 2005.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP (Registrant)

DATE: June 8, 2005	/s/ William M. Steul

(Signature) William M. Steul Chief Financial Officer

DATE: June 8, 2005	/s/ Laurie G. Hylton

(Signature) Laurie G. Hylton Chief Accounting Officer