Form 10-Q/A
period 2005-04-30
EATON VANCE CORP
filed 2005-06-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Eaton Vance Corp.
Form 10-Q
For the Six Months Ended April 30, 2005
Index

Part I — Financial Information

Item 1.   Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2005	October 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$158,814	$147,137
Short-term investments	125,953	210,429
Investment adviser fees and other receivables	32,506	32,249
Other current assets	6,217	4,861
Total current assets	323,490	394,676

Other Assets:
Deferred sales commissions	140,028	162,259
Goodwill	89,281	89,281
Other intangible assets, net	41,537	43,965
Long-term investments	40,071	36,895
Equipment and leasehold improvements, net	12,224	12,413
Other assets	4,416	4,077
Total other assets	327,557	348,890
Total assets	$651,047	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2005	October 31, 2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accrued compensation	$32,628	$52,299
Accounts payable and accrued expenses	24,078	23,789
Dividend payable	10,506	10,660
Other current liabilities	9,144	7,451
Total current liabilities	76,356	94,199

Long-term Liabilities:
Long-term debt	74,900	74,347
Deferred income taxes	49,617	57,644
Total long-term liabilities	124,517	131,991
Total liabilities	200,873	226,190
Minority interest	4,472	67,870
Commitments and contingencies	—	—

Shareholders' Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625
per share:
Authorized, 190,720,000 shares
Issued, 131,256,033 and 133,271,560 shares, respectively	513	521
Notes receivable from stock option exercises	(2,862)	(2,718)
Deferred compensation	(3,000)	(2,400)
Accumulated other comprehensive income	1,996	1,854
Retained earnings	449,054	452,248
Total shareholders' equity	445,702	449,506
Total liabilities and shareholders' equity	$651,047	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2005	2004	2005	2004
Revenue:
Investment adviser and administration fees	$121,361	$101,162	$240,276	$194,912
Distribution and underwriter fees	33,809	39,637	68,869	79,513
Service fees	25,139	23,017	50,616	44,926
Other revenue	2,195	1,475	4,521	2,913
Total revenue	182,504	165,291	364,282	322,264

Expenses:
Compensation of officers and employees	43,914	36,793	86,118	74,292
Amortization of deferred sales commissions	16,907	21,869	34,947	42,632
Service fee expense	20,594	18,879	41,766	37,511
Distribution expense	23,194	19,695	46,113	38,474
Other expenses	16,445	11,880	31,032	23,077
Total expenses	121,054	109,116	239,976	215,986
Operating income	61,450	56,175	124,306	106,278

Other income (expense):
Interest income	1,057	661	1,766	1,449
Interest expense	(371)	(1,364)	(732)	(3,015)
Gain (loss) on investments	77	(83)	87	(78)
Foreign currency gain (loss)	3	(29)	25	(47)
Impairment loss on investments	(1,840)	—	(1,840)	—
Income before income taxes, equity in net
income (loss) of affiliates and minority interest	60,376	55,360	123,612	104,587
Income taxes	21,911	19,559	44,764	36,885
Equity in net income (loss) of affiliates, net of tax	370	399	(207)	408
Minority interest	1,208	1,031	2,608	2,128
Net income	$37,627	$35,169	$76,033	$65,982

Earnings per share:
Basic	$0.28	$0.26	$0.57	$0.48
Diluted	$0.27	$0.25	$0.53	$0.46

Weighted average shares outstanding:
Basic	132,121	135,533	132,826	135,951
Diluted	142,176	145,391	142,948	145,619

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