Form 10-Q
period 2005-07-31
EATON VANCE CORP
filed 2005-09-08
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Shares outstanding as of July 31, 2005:

Voting Common Stock – 309,760 shares

Non-Voting Common Stock – 130,230,370 shares

Eaton Vance Corp.
Form 10-Q
For the Three Months and Nine Months Ended July 31, 2005
Index

Part I - Financial Information

Item 1.                       Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2005	2004

Assets

Current Assets:
Cash and cash equivalents	$125,479	$147,137
Short-term investments	126,822	210,429
Investment adviser fees and other receivables	82,404	32,249
Other current assets	6,832	4,861

Total current assets	341,537	394,676

Other Assets:
Deferred sales commissions	132,521	162,259
Goodwill	89,634	89,281
Other intangible assets, net	40,865	43,965
Long-term investments	51,448	36,895
Equipment and leasehold improvements, net	12,677	12,413
Other assets	4,395	4,077

Total other assets	331,540	348,890

Total assets	$673,077	$743,566

See notes to consolidated financial statements.

	July 31,	October 31,
(in thousands, except share figures)	2005	2004

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$46,586	$52,299
Accounts payable and accrued expenses	28,650	23,789
Dividend payable	10,431	10,660
Other current liabilities	7,674	7,451

Total current liabilities	93,341	94,199

Long-term Liabilities:
Long-term debt	75,184	74,347
Deferred income taxes	49,146	57,644

Total long-term liabilities	124,330	131,991

Total liabilities	217,671	226,190

Minority interest	4,058	67,870

Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued, 130,230,370 and 133,271,560 shares, respectively	509	521
Notes receivable from stock option exercises	(2,843)	(2,718)
Deferred compensation	(2,800)	(2,400)
Accumulated other comprehensive income	2,876	1,854
Retained earnings	453,605	452,248

Total shareholders’ equity	451,348	449,506

Total liabilities and shareholders’ equity	$673,077	$743,566

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share figures)	2005	2004	2005	2004

Revenue:
Investment adviser and administration fees	$127,768	$105,489	$368,047	$300,401
Distribution and underwriter fees	35,238	35,585	104,107	115,098
Service fees	26,637	23,197	77,253	68,123
Other revenue	1,108	1,672	5,629	4,585

Total revenue	190,751	165,943	555,036	488,207

Expenses:
Compensation of officers and employees	44,676	37,676	130,794	111,968
Amortization of deferred sales commissions	15,694	19,919	50,641	62,551
Service fee expense	22,087	19,418	63,853	56,929
Distribution expense	25,775	21,120	71,888	59,594
Other expenses	14,610	12,412	45,642	35,489

Total expenses	122,842	110,545	362,818	326,531

Operating income	67,909	55,398	192,218	161,676

Other income (expense):
Interest income	1,030	826	2,796	2,275
Interest expense	(367)	(1,315)	(1,099)	(4,330)
Gain on investments	187	356	274	278
Foreign currency loss	(51)	(15)	(26)	(62)
Impairment loss on investments	—	—	(1,840)	—

Income before income taxes, minority interest and equity in net income of affiliates	68,708	55,250	192,323	159,837

Income taxes	27,115	19,495	71,879	56,380

Minority interest	1,128	1,096	3,736	3,224

Equity in net income of affiliates, net of tax	734	374	527	782

Net income	$41,199	$35,033	$117,235	$101,015

Earnings per share:
Basic	$0.32	$0.26	$0.89	$0.75
Diluted	$0.29	$0.25	$0.83	$0.71

Weighted average shares outstanding:
Basic	130,887	134,423	132,177	135,442
Diluted	140,688	143,948	142,190	145,067

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2005	2004

Cash and cash equivalents, beginning of period	$147,137	$138,328

Cash Flows from Operating Activities:
Net income	117,235	101,015
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	1,840	—
Gain on sale of investments	(43)	(301)
Equity in net income of affiliate	(845)	(1,222)
Dividend received from affiliate	875	438
Minority interest	3,736	3,224
Interest on long-term debt	963	1,578
Deferred income taxes	(10,095)	29,851
Tax benefit of stock option exercises	3,241	1,054
Compensation related to restricted stock issuance	600	1,200
Depreciation and other amortization	5,383	4,960
Amortization of deferred sales commissions	50,636	62,551
Payment of capitalized sales commissions	(36,265)	(52,433)
Contingent deferred sales charges received	15,350	15,193
Proceeds from the sale of trading securities	88,760	19,038
Purchase of trading securities	(157,478)	(71,118)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(50,903)	(6,089)
Other current assets	(963)	(10,511)
Other assets	1,138	657
Accrued compensation	(5,713)	3,188
Accounts payable and accrued expenses	8,855	(433)
Other current liabilities	223	(5,454)

Net cash provided by operating activities	36,530	96,386

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,547)	(2,865)
Net decrease in notes receivable from affiliates	(125)	(15)
Proceeds from sale of available-for-sale investments	1,607	3,078
Purchase of available-for-sale investments	(16,866)	(2,017)
Purchase of minority members’ interest	(360)	—
Purchase of management contracts	—	(800)

Net cash used for investing activities	(18,291)	(2,619)

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2005	2004

Cash Flows From Financing Activities:
Credit facility debt issuance costs	(428)	—
Repayment of debt	—	(7,143)
Distributions to minority shareholders	(3,640)	(2,536)
Proceeds from issuance of non-voting common stock	16,109	9,428
Repurchase of non-voting common stock	(104,648)	(67,932)
Dividend paid	(31,817)	(24,448)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	151,500	60,988
Redemption of mutual fund subsidiaries’ capital stock	(66,891)	(18,000)

Net cash used for financing activities	(39,815)	(49,643)

Foreign currency translation adjustment	(82)	73

Net increase (decrease) in cash and cash equivalents	(21,658)	44,197

Cash and cash equivalents, end of period	$125,479	$182,525

Supplemental Cash Flow Information:
Interest paid	$136	$1,872
Income taxes paid	$77,981	$37,807

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

(3) Earnings Per Share

In October 2004, the Financial Accounting Standards Board ratified the consensus of the Emerging Issues Task Force (“EITF”) regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08 states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus requires the restatement of diluted earnings per share for all prior periods presented. The implementation of EITF 04-08, as indicated in the table below, reduced diluted earnings per share by approximately $0.01 in each period presented.

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and nine month periods ended July 31, 2005 and 2004:

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2005	2004	2005	2004
Net income – basic	$41,199	$35,033	$117,235	$101,015
Interest adjustment related to contingently convertible debt, net of tax	189	772	560	2,306
Net income – diluted	$41,388	$35,805	$117,795	$103,321

Weighted average shares outstanding – basic	130,887	134,423	132,177	135,442
Incremental common shares from stock options and restricted stock awards	6,613	4,357	6,825	4,457
Incremental common shares related to contingently convertible debt	3,188	5,168	3,188	5,168
Weighted average shares outstanding – diluted	140,688	143,948	142,190	145,067
Earnings per share:
Basic	$0.32	$0.26	$0.89	$0.75
Diluted	$0.29	$0.25	$0.83	$0.71

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 62,700 and 78,420 for the nine months ended July 31, 2005 and 2004, respectively.

(4) Goodwill and Other Intangible Assets

In the third quarter of fiscal 2005, the principals of Atlanta Capital Management, LLC (“Atlanta Capital”) exercised a put option whereby units representing a 0.4 percent ownership interest in Atlanta Capital were sold to the Company for $0.4 million.  Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2004.  As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 70.4 percent on June 30, 2005 and the Company recorded goodwill of $0.4 million.

The following is a summary of other intangible assets at July 31, 2005:

July 31, 2005

(dollars in thousands)	Weighted average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	15.6	$49,986	$10,432

Non-amortizing intangible assets:
Mutual fund management contract acquired	—	1,311	—

Total		$51,297	$10,432

In the second quarter of fiscal 2005, the Company recognized an impairment loss of $0.9 million relating to the loss of client relationships acquired by a majority-owned subsidiary in fiscal 2003.  The impairment loss was computed by comparing the net present value of projected client cash flows to the carrying value of the intangible asset at April 30, 2005.  The impairment loss is included in other expenses in the Company’s Consolidated Statements of Income for the nine month period ended July 31, 2005.

(5) Investments

The following is a summary of investments at July 31, 2005:

(in thousands)	July 31, 2005

Short-term investments:
Short-term debt securities	$10,121
Investment in affiliate	116,701
Total	$126,822

Long-term investments:
Sponsored funds	$31,403
Collateralized debt obligation entities	11,406
Investment in affiliates	7,720
Other investments	919
Total	$51,448

In the second quarter of fiscal 2005, the Company recognized a $1.8 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

In the second quarter of fiscal 2005, the Company deconsolidated one of two consolidated mutual funds and adopted the equity method of accounting for this investment. The deconsolidated fund is an open-end mutual fund that invests in short-term debt securities. As a result, the Company elected to classify this investment as a short-term investment for reporting purposes.  Deconsolidation of the fund had no effect on the net book value of the Company.

(6) Debt

The Company’s long-term debt balance at July 31, 2005 is comprised entirely of its 1.5% zero-coupon exchangeable senior notes due in 2031.

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

The Company continues to apply the intrinsic value method as described in APB No. 25. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the three and nine month periods ended July 31, 2005 and 2004 would have been reduced to the following pro forma amounts:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
(in thousands, except per share figures)	2005	2004	2005	2004

Net income as reported	$41,199	$35,033	$117,235	$101,015
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	126	256	378	768
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,568)	(4,826)	(16,500)	(14,135)
Pro forma net income	$35,757	$30,463	$101,113	$87,648

Earnings per share:
Basic – as reported	$0.32	$0.26	$0.89	$0.75
Basic – pro forma	$0.27	$0.23	$0.76	$0.65
Diluted – as reported	$0.29	$0.25	$0.83	$0.71
Diluted – pro forma	$0.26	$0.22	$0.72	$0.62

In the first nine months of fiscal 2005 and 2004, 45,546 and 171,330 shares, respectively, were issued pursuant to the Company’s Restricted Stock Plan.  Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period.  The Company recorded compensation expense of $0.6 million and $1.2 million for the nine months ended July 31, 2005 and 2004, respectively.

(8) Common Stock Repurchases

The Company’s current share repurchase authorization was announced on April 14, 2005.  The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws.  The Company’s stock repurchase plan is not subject to an expiration date.

In the first nine months of fiscal 2005, the Company purchased approximately 2.7 million shares of its non-voting common stock under a previous share repurchase authorization and 1.6 million shares under the current share repurchase authorization. Approximately 6.4 million additional shares may be repurchased under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital.  For purposes of this rule, EVD had net capital of $24.3 million, which exceeded its minimum net capital requirement of $1.3 million at July 31, 2005.  The ratio of aggregate indebtedness to net capital at July 31, 2005 was .78 to 1.

(10) Income Taxes

The provision for income taxes for the nine months ended July 31, 2005 and 2004 consists of the following:

	For the Nine months Ended
	July 31,
(in thousands)	2005	2004
Current:
Federal	$73,537	$24,463
State	8,437	2,066
Deferred:
Federal	(8,977)	27,698
State	(1,118)	2,153
Total	$71,879	$56,380

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

	July 31,	October 31,
(in thousands)	2005	2004
Deferred tax assets:
Capital loss carryforward	$2,711	$2,844
Deferred rent	705	829
Differences between book and tax bases of investments	2,146	437
Differences between book and tax bases of accruals	2,262	2,011
Other	796	871
Total deferred tax asset	$8,620	$6,992

Deferred tax liabilities:
Deferred sales commissions	$(44,961)	$(51,874)
Accretion on zero-coupon exchangeable notes	(1,874)	(3,746)
Differences between book and tax bases of goodwill and intangibles	(7,325)	(6,630)
Differences between book and tax bases of property	(855)	(1,231)
Unrealized net holding gains on investments	(1,680)	(1,092)
Total deferred tax liability	$(56,695)	$(64,573)
Net deferred tax liability	$(48,075)	$(57,581)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets at July 31, 2005 and October 31, 2004 are as follows:

	July 31,	October 31,
(in thousands)	2005	2004
Net current deferred tax asset	$1,071	$63
Net non-current deferred tax liability	(49,146)	(57,644)
Net deferred tax liability	$(48,075)	$(57,581)

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $3.2 million and $1.1 million for the nine months ended July 31, 2005 and 2004, respectively.  Such benefit has been reflected in shareholders’ equity.

The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state and foreign tax laws.  In the ordinary course of business, various taxing authorities may not agree with, or the law may not be clear on, certain tax positions taken by the Company.  The Company periodically reviews these positions and provides for and adjusts as necessary estimated liabilities relating to uncertain tax positions as part of its overall tax provision.  During the quarter ended July 31, 2005, the Company increased its provision for income taxes by $1.9 million related to uncertain tax positions.

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the nine months ended July 31, 2005 and 2004 are as follows:

	For the Nine months Ended
	July 31,
(in thousands)	2005	2004
Net income	$117,235	$101,015
Net unrealized gains on available-for-sale securities, net of income taxes of $619 and $143, respectively	1,074	266
Foreign currency translation adjustments, net of income tax (benefit) of ($30) and $28, respectively	(52)	45
Comprehensive income	$118,257	$101,326

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

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s first fiscal quarter beginning November 1, 2005.  As described in footnote 7, had the Company implemented the provisions of SFAS No. 123 as revised for the nine months ended July 31, 2005 and 2004, diluted earnings per share would have been reduced to $0.72 and $0.62, respectively.

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

General

The Company’s principal business is creating, marketing and managing investment companies (open-end and closed-end “funds”) and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

The Company is a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, floating-rate bank loan, municipal bond and high-yield bond investing. The diversified offerings of Eaton Vance and its affiliates offer fund shareholders, retail managed account investors, institutional investors and private investment counsel clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long-term.

The Company’s marketing strategy is to distribute retail products (including funds and retail managed accounts) primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national wirehouses, regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. Eaton Vance supports these distribution partners with a team of more than 146 regional and Boston-based representatives who are dedicated to meeting the needs of the Company’s partners and clients across the country. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

The Company is also committed to a strategy of expanding distribution to reach institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The Company and its subsidiaries, including Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric”), serve a broad range of clients in the institutional marketplace, including Taft-Hartley plans, foundations, endowments and defined benefit and contribution plans for individuals, corporations and municipalities. Specialized sales teams at each of the Company’s affiliates focus exclusively on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

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

Assets Under Management

Assets under management of $106.0 billion on July 31, 2005 were $16.6 billion or 19 percent higher than the $89.4 billion reported a year earlier. Long-term fund net inflows contributed $7.8 billion to ending assets under management over the last twelve month period, including $3.5 billion of open-end and other fund net inflows and $4.3 billion of successful closed-end fund offerings (including common and preferred shares). Separate account net inflows contributed $1.1 billion, reflecting $1.4 billion of retail managed account net inflows offset by $0.3 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting recovering equity markets, contributed $7.7 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective

	July 31,
(in billions)	2005	2004	% Change
Equity assets	$64.6	$53.4	21%
Fixed income assets	22.7	21.2	7%
Floating-rate bank loan assets	18.7	14.8	26%
Total	$106.0	$89.4	19%

Equity assets represented 61 percent of total assets under management at July 31, 2005, up from 60 percent at July 31, 2004. Equity funds managed for tax efficiency totaled $33.3 billion and $28.2 billion at July 31, 2005 and 2004, respectively. Fixed income assets, including money market funds, represented 21 percent of total assets under management at July 31, 2005, down from 24 percent at July 31, 2004. Fixed income assets included $11.5 billion and $10.4 billion of tax-exempt municipal bond funds at July 31, 2005 and 2004, respectively. Floating-rate bank loan assets represented 18 percent of total assets under management at July 31, 2005, up from 16 percent at July 31, 2004. The shift in asset mix from fixed income to equity and floating-rate bank loan reflects investor response to continued improvements in the equity markets and the rise in short-term interest rates.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in billions)	2005	2004	% Change		2005	2004	% Change

Long-term funds:
Closed-end funds	$1.1	$0.8	37%		$3.1	$5.1	-39%
Open-end and other funds	0.7	1.6	-56%		2.4	3.7	-35%
Total long-term fund net inflows	1.8	2.4	-25%		5.5	8.8	-37%
Institutional/HNW(1) accounts	0.2	—	NM	(2)	(0.9)	1.1	-182%
Retail managed accounts	0.4	0.3	33%		1.2	0.7	71%
Total separate account net inflows	0.6	0.3	100%		0.3	1.8	-83%
Total net inflows	$2.4	$2.7	-11%		$5.8	$10.6	-45%

(1) High-net-worth (“HNW”)

(2) Not meaningful (“NM”)

Long-term fund net inflows decreased to $1.8 billion in the third quarter of fiscal 2005 from $2.4 billion in the same period last year due primarily to lower sales and higher redemptions in the Company’s retail bank loan funds. Closed-end fund offerings contributed significantly to net inflows in both periods, with $1.1 billion in closed-end fund assets added in the third quarter of fiscal 2005 and $0.8 billion added in the third quarter of fiscal 2004. Open-end and other long-term fund net inflows of $0.7 billion and $1.6 billion for the third quarters of fiscal 2005 and 2004, respectively, reflect gross inflows of $3.7 billion and $2.9 billion, respectively, net of redemptions of $2.6 billion and $2.1 billion, respectively. Long-term fund redemptions were 13 percent of average long-term fund assets under management in both the third quarter of fiscal 2005 and 2004. The industry average, by comparison, exceeded 20 percent of average long-term fund assets under management for each of the last two years.

The Company experienced net inflows of separate account assets under management (including retail managed accounts) of $0.6 billion in the third quarter of fiscal 2005 compared to net inflows of $0.3 billion in the third quarter of fiscal 2004. Retail managed account net flows were positive for both the third quarter and first nine months of fiscal 2005, increasing to $0.4 billion and $1.2 billion, respectively, compared to $0.3 billion and $0.7 billion, respectively for the same periods a year ago. Institutional and high-net-worth net inflows improved in the third quarter of fiscal 2005, totaling $0.2 billion compared to no net flows in the same period a year ago. Net outflows of institutional and high-net-worth accounts experienced by the Company in the last two quarters of fiscal 2004 and the first two quarters of fiscal 2005 reflect client withdrawals due to management turnover at Fox Asset Management and institutional net outflows at Atlanta Capital associated with one large public fund client that expanded its stable of growth managers and reallocated a significant portion of its assets.

The following table summarizes the asset flows by investment objective for the three and nine month periods ended July 31, 2005 and 2004:

(The remainder of this page is intentionally left blank.)

Asset Flows by Investment Objective

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in billions)	2005	2004	Change	2005	2004	Change

Equity fund assets – beginning	$39.1	$34.5	13%	$36.9	$28.9	28%
Sales/inflows	2.6	1.5	73%	6.4	7.2	-11%
Redemptions/outflows	(1.0)	(0.9)	11%	(3.2)	(2.4)	33%
Exchanges	—	—	NM	—	—	NM
Market value change	2.8	(0.1)	NM	3.4	1.3	162%
Equity fund assets – ending	43.5	35.0	24%	43.5	35.0	24%

Fixed income fund assets – beginning	18.0	17.7	2%	17.6	17.8	-1%
Sales/inflows	0.8	0.4	100%	2.7	1.8	50%
Redemptions/outflows	(0.5)	(0.7)	-29%	(1.8)	(1.9)	-5%
Exchanges	—	(0.1)	-100%	—	(0.3)	-100%
Market value change	0.2	(0.2)	-200%	—	(0.3)	-100%
Fixed income fund assets – ending	18.5	17.1	8%	18.5	17.1	8%

Floating-rate bank loan fund assets – beginning	16.4	11.8	39%	15.0	9.5	58%
Sales/inflows	0.9	2.6	-65%	3.8	5.8	-34%
Redemptions/outflows	(0.9)	(0.5)	80%	(2.4)	(1.6)	50%
Exchanges	—	—	NM	—	0.2	-100%
Market value change	—	(0.1)	-100%	—	(0.1)	-100%
Floating-rate bank loan fund assets – ending	16.4	13.8	19%	16.4	13.8	19%

Total long-term fund assets – beginning	73.5	64.0	15%	69.5	56.2	24%
Sales/inflows	4.3	4.5	-4%	12.9	14.8	-13%
Redemptions/outflows	(2.4)	(2.1)	14%	(7.4)	(5.9)	25%
Exchanges	—	(0.1)	-100%	—	(0.1)	-100%
Market value change	3.0	(0.4)	NM	3.4	0.9	278%
Total long-term fund assets – ending	78.4	65.9	19%	78.4	65.9	19%

Separate account assets – beginning	25.0	20.7	21%	24.5	18.4	33%
Inflows – HNW and institutional	0.6	0.6	0%	2.1	2.5	-16%
Outflows – HNW and institutional	(0.4)	(0.6)	-33%	(3.0)	(1.4)	114%
Assets acquired – HNW and institutional	—	2.0	-100%	—	2.0	-100%
Inflows – retail managed account	0.7	0.5	40%	2.4	1.5	60%
Outflows – retail managed account	(0.3)	(0.2)	50%	(1.2)	(0.8)	50%
Market value change	1.7	0.1	NM	2.5	0.9	178%
Separate account assets – ending	27.3	23.1	18%	27.3	23.1	18%

Money market fund assets – ending	0.3	0.4	-25%	0.3	0.4	-25%
Assets under management – ending	$106.0	$89.4	19%	$106.0	$89.4	19%

Ending Assets Under Management by Asset Class

	July 31,
(in billions)	2005	2004	% Change
Class A (1)	$18.2	$14.4	26%
Class B (2)	8.1	8.8	-8%
Class C (3)	7.5	6.9	9%
Class I (4)	2.5	1.7	47%
Private funds (5)	20.4	18.2	12%
Closed-end funds	19.5	14.2	37%
Other	2.5	2.1	19%
Total fund assets	78.7	66.3	19%
HNW and institutional account assets	20.6	18.6	11%
Retail managed account assets	6.7	4.5	49%
Total separate account assets	27.3	23.1	18%
Total	$106.0	$89.4	19%

(1)   Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(2)   Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

(3)   Share class includes Eaton Vance Classic Senior Floating-Rate Fund, an interval fund.

(4)   Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

(5)   Share class includes privately offered funds and collateralized debt obligation entities.

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

Fund assets represented 74 percent of total assets under management at both July 31, 2005 and 2004, while separate account assets represented 26 percent of total assets under management at July 31, 2005 and 2004. Class A share assets increased to 17 percent of total assets under management at July 31, 2005 from 16 percent of total assets under management at July 31, 2004, while Class B shares dropped to 8 percent from 10 percent of total assets under management over the same time period. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as an asset class. Private funds and closed-end funds increased to 38 percent of the Company’s total assets under management at July 31, 2005 from 36 percent at July 31, 2004.

The shift in asset mix experienced by the Company over the last twelve month period impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s effective fee rate, defined as total revenue as a percentage of average assets under management, declined from 76 basis points in the third quarter of fiscal 2004 to 75 basis points in the third quarter of fiscal 2005. The decrease in distribution plan payments was largely offset by a 21 percent decrease in the amortization of deferred sales commissions over the same period. The Company’s operating margin increased to 36 percent in the third quarter of fiscal 2005 from 33 percent in the third quarter of fiscal 2004.

  Average Assets Under Management by Asset Class

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in billions)	2005	2004	Change	2005	2004	Change
Class A (1)	$17.5	$14.2	23%	$16.7	$11.3	48%
Class B (2)	8.1	9.0	-10%	8.4	11.3	-26%
Class C (3)	7.4	6.9	7%	7.3	6.6	11%
Class I (4)	2.5	1.6	56%	2.3	1.3	77%
Private funds (5)	19.8	18.1	9%	19.6	17.9	9%
Closed-end funds	18.6	13.7	36%	17.4	12.2	43%
Other	2.2	2.0	10%	2.3	2.2	5%
Total fund assets	76.1	65.5	16%	74.0	62.8	18%
HNW and institutional account assets	19.8	17.2	15%	19.7	16.4	20%
Retail managed account assets	6.4	4.5	42%	5.8	4.2	38%
Total separate account assets	26.2	21.7	21%	25.5	20.6	24%
Total	$102.3	$87.2	17%	$99.5	$83.4	19%

(1)   Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(2)   Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

(3)   Share class includes Eaton Vance Classic Senior Floating-Rate Fund, an interval fund.

(4)   Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

(5)   Share class includes privately offered funds and collateralized debt obligation entities.

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

Results of Operations

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in thousands)	2005	2004	Change	2005	2004	Change

Net income	$41,199	$35,033	18%	$117,235	$101,015	16%
Earnings per share:
Basic	$0.32	$0.26	23%	$0.89	$0.75	19%
Diluted	$0.29	$0.25	16%	$0.83	$0.71	17%
Operating margin	36%	33%	NM	35%	33%	NM

Net income increased by 18 percent and 16 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago. The increases noted in both third quarter and first nine month net income can be primarily attributed to a 17 percent increase in average assets under management in the third quarter of fiscal 2005 and a 19 percent increase in average assets under management in the first nine months of fiscal 2005 over the same periods a year ago. Financial results for the first nine months of fiscal 2005 reflect the recognition of a $1.8 million impairment loss on the Company’s investment in one collateralized debt obligation entity.

Revenue

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in thousands)	2005	2004	Change	2005	2004	Change

Investment adviser and administration fees	$127,768	$105,489	21%	$368,047	$300,401	23%
Distribution and underwriter fees	35,238	35,585	-1%	104,107	115,098	-10%
Service fees	26,637	23,197	15%	77,253	68,123	13%
Other revenue	1,108	1,672	-34%	5,629	4,585	23%
Total	$190,751	$165,943	15%	$555,036	$488,207	14%

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 75 basis points in the third quarter of fiscal 2005 from 76 basis points in the third quarter of fiscal 2004, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased in both absolute dollars and as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 18 percent in the third quarter of fiscal 2005 from 21 percent in the third quarter of fiscal 2004. The decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commission amortization expense as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

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

The increase in investment adviser and administration fees of 21 percent and 23 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago can be attributed to an increase in average assets under management and the shift in asset mix from fixed income to equity and floating-rate bank loan. Average assets under management increased by 17 percent and 19 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago.

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

Distribution and underwriter fees decreased by 1 percent in the third quarter of fiscal 2005 and by 10 percent in the first nine months of fiscal 2005 over the same periods a year ago, primarily reflecting a decrease in Class B share assets under management. As noted in the table “Ending Assets Under Management by Asset Class,” ending Class B share assets under management declined 8 percent year-over-year principally as a result of net redemptions in the asset class over the last twelve months.

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

Service fees increased by 15 percent and 13 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago, primarily reflecting an increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other revenue

Other revenue declined by 34 percent in the third quarter of fiscal 2005 over the same period a year ago, primarily reflecting the deconsolidation of one of two majority-owned investment companies consolidated by the Company. The Company consolidated each fund at the point in time at which the Company’s investment in the fund exceeded 50 percent of the total net asset value of the fund. In April 2005, the Company deconsolidated the larger of the two funds when the Company’s investment dropped below 50 percent of the total net asset value of the fund. Effective April 1, 2005, the Company’s investment in the deconsolidated fund was accounted for under the equity method. Other revenue includes $2.0 million of investment income related to the deconsolidated fund for the nine months ended July 31, 2005.

Expenses

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in thousands)	2005	2004	Change	2005	2004	Change

Compensation of officers and employees	$44,676	$37,676	19%	$130,794	$111,968	17%
Amortization of deferred sales commissions	15,694	19,919	-21%	50,641	62,551	-19%
Service fee expense	22,087	19,418	14%	63,853	56,929	12%
Distribution expense	25,775	21,120	22%	71,888	59,594	21%
Other expenses	14,610	12,412	18%	45,642	35,489	29%
Total	$122,842	$110,545	11%	$362,818	$326,531	11%

Compensation of officers and employees

Compensation expense increased by 19 percent in the third quarter of fiscal 2005 over a year ago, principally due to a 9 percent increase in headcount, higher operating income-based employee bonus accruals, higher marketing incentives associated with the Company’s separately managed account business, and higher marketing incentives associated with the increase in long-term fund sales.

Compensation expense increased by 17 percent in the first nine months of fiscal 2005 over a year ago, principally due to a 9 percent increase in headcount, higher operating income-based employee bonus accruals and higher marketing incentives associated with the Company’s separately managed account business.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 21 percent and 19 percent in the three and nine month periods ending July 31, 2005 over the same periods a year ago.  Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Class B, Class C and private fund sales decreased in both the third quarter and first nine months of fiscal 2005 compared to the same periods a year ago. A continuing shift from Class B sales to Class A sales over time will likely result in a further reduction in amortization expense.

Service fee expense

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements.  These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 14 percent and 12 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago, reflecting increases in average long-term fund assets retained more than one year that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners.  Distribution expense increased by 22 percent and 21 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago, largely as a result of increases in average closed-end fund and other assets under management subject to third-party distribution arrangements.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 18 percent and 29 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago, primarily reflecting increases in fund-related expenses and the amortization of intangible assets. The increase in fund-related expenses in both the third quarter and first nine months of fiscal 2005 can be attributed to costs borne by the Company to support product development prior to new product launch and payments made to external investment advisors for subadvisory services provided. The increase in the amortization of intangible assets in the first nine months of fiscal 2005 over the same period a year ago can be attributed to a $0.9 million impairment loss recognized in the second quarter of fiscal 2005 relating to management contracts acquired by a majority-owned subsidiary in fiscal 2003.

Other Income and Expense

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in thousands)	2005	2004	Change	2005	2004	Change

Interest income	$1,030	$826	25%	$2,796	$2,275	23%
Interest expense	(367)	(1,315)	-72%	(1,099)	(4,330)	-75%
Gain on investments	187	356	-47%	274	278	-1%
Foreign currency loss	(51)	(15)	NM	(26)	(62)	NM
Impairment loss on investments	—	—	NM	(1,840)	—	NM
Total	$799	$(148)	NM	$105	$(1,839)	NM

Interest income increased by 25 percent and 23 percent in the third quarter and first nine months of fiscal 2005, respectively, over the same periods a year ago, primarily due to an increase in short-term interest rates offset by a decrease in interest income earned on the Company’s minority equity investments in three collateralized debt obligation entities.

Investment income earned on investments classified as available-for-sale is included in interest income. Interest and dividend income earned by the Company’s consolidated funds, which invest in short-term debt instruments, is recorded in other revenue. Effective April 1, 2005, the Company deconsolidated one of two consolidated funds and adopted the equity method of accounting for this investment. Investment income earned by the deconsolidated fund is included in equity in net income of affiliates for the three months ended July 31, 2005.

Interest expense decreased by 72 percent and 75 percent in the third quarter and first nine months of fiscal 2005, respectively, primarily reflecting a decrease in average long-term debt balances. The decrease in average long-term debt balances is attributed to the retirement of Eaton Vance Management’s (“EVM’s”) 6.22 percent senior notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004.

In the second quarter of fiscal 2005, the Company recognized a $1.8 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) increased to 39 percent in the third quarter of fiscal 2005 from 35 percent in the third quarter of fiscal 2004. The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state, and foreign tax laws.  In the ordinary course of business, various taxing authorities may not agree with, or the law may not be clear on, certain tax positions taken by the Company.  The Company periodically reviews these positions and provides for and adjusts as necessary estimated liabilities relating to uncertain tax positions as part of its overall tax provision.  During the quarter ended July 31, 2005, the Company increased its provision for income taxes by $1.9 million related to uncertain tax positions.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, increased by 96 percent in the third quarter of fiscal 2005 in comparison with the third quarter of fiscal 2004 due to the adoption of the equity method of accounting for a previously consolidated mutual fund effective April 1, 2005.  Equity in net income of affiliates, net of tax, decreased by 33 percent in the first nine months of fiscal 2005 in comparison with the same period a year ago, largely as a result of calendar year-end bonuses paid and expensed by an affiliate in December 2004.

Minority Interest

Minority interest increased by 3 percent in the third quarter of fiscal 2005 over the same period a year ago and by 16 percent in the first nine months of fiscal 2005 over the same period a year ago due to the increased profitability of two of the Company’s majority-owned subsidiaries, Atlanta Capital and Parametric. Minority interest is not tax-effected due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric are limited liability companies that are treated as partnerships for tax purposes.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources as of July 31, 2005 and October 31, 2004:

	July 31,	October 31,
(in thousands)	2005	2004	% Change

Balance sheet data:
Cash and cash equivalents	$125,479	$147,137	-15%
Short-term investments	126,822	210,429	-40%
Long-term investments	51,448	36,895	39%
Deferred sales commissions	132,521	162,259	-18%
Long-term debt	75,184	74,347	1%
Deferred income taxes	49,146	57,644	-15%

	For the Nine months Ended July 31,
(in thousands)	2005	2004

Cash flow data:
Operating cash flows	$36,530	$96,386
Investing cash flows	(18,291)	(2,619)
Financing cash flows	(39,815)	(49,643)

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments consist principally of investments in the Company’s sponsored money market mutual funds.  The decrease in short-term investments can be attributed to the deconsolidation of the larger of two majority-owned mutual funds in April of 2005. The Company’s investment in this previously consolidated fund remains in short-term investments and is accounted for under the equity method of accounting. Long-term investments consist principally of seed investments in certain of the Company’s other sponsored mutual funds and minority equity investments in collateralized debt obligation entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 18 percent in the first nine months of fiscal 2005, primarily reflecting a decrease in Class B share fund sales and assets over the last two fiscal years. Deferred income taxes, which relate primarily to deferred sales commissions, also decreased by 15 percent in the first nine months of fiscal 2005.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligation

	Payments Due
(in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$30.9	$7.6	$14.8	$6.1	$2.4

Excluded from the table above are any future payments to be made by the Company to purchase the minority interests retained by the sellers of Atlanta Capital, Fox Asset Management and Parametric at the time of acquisition. The Company’s acquisition agreements provide the minority owners the right to require the Company to purchase these retained equity interests at specific intervals over time. These agreements also provide the Company with the right to require the principals to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 11 years and will be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with certainty. However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of operating cash in the future.

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

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sales price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On July 31, 2005, the contingent conversion price for the Company’s non-voting common stock was $27.93. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. In the event that the requirements for exchange are met, shareholders elect to execute the exchange and EVM elects to settle the exchange in cash, EVM will recognize a charge to interest expense equal to the difference between the accreted value of the debt and the market value of the non-voting common stock on that date. On July 31, 2005, 110,945 Notes remained outstanding.

On December 21, 2004, the Company executed a new revolving credit facility with several banks. The facility, which expires December 21, 2009, provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion.  The Company had no borrowings under the agreement at July 31, 2005.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $36.5 million and $96.4 million in the first nine months of fiscal 2005 and 2004, respectively. The decrease in cash provided by operating activities can be attributed to a change in the timing of advisory, administration, distribution and service fee payments made by the custodian of the Company’s funds. Prior to July 31, 2005, the custodian made all fee payments on the last business day of the month. Effective July 31, 2005, the custodian pays all fees on the third business day of the following month. As a result, investment adviser fees and other receivables increased at July 31, 2005 and cash and cash equivalents decreased in comparison with the Company’s balance sheet at the end of the last fiscal year. The decrease in operating cash flows can also be attributed to a decrease in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds in the first nine months of the fiscal year, which regularly purchase and sell short-term debt instruments. Net cash used in the purchase and sale of trading securities totaled $68.7 million in the first nine months of fiscal 2005. Net cash used in the purchase and sale of trading securities totaled $52.1 million in the first nine months of fiscal 2004.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares, as well as certain of the Company’s private funds, decreased by $16.2 million in the first nine months of fiscal 2005 over the same period a year ago, primarily due to a decrease in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes reduced operating cash flows by $10.1 million in the first nine months of fiscal 2005 compared to a contribution of $29.9 million in the first nine months of fiscal 2004, primarily as a result of the change in the tax treatment of deferred sales commissions in the first quarter of fiscal 2004. In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans. The new tax regulation, which allows for the immediate deduction of these commissions when paid, was applied prospectively to such commissions paid in fiscal 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in the first quarter of fiscal 2004. The change in tax accounting had no impact on the Company’s effective tax rate.

Investing Cash Flows

Investing activities consist primarily of additions to equipment and leasehold improvements and the purchase and sale of investments in the Company’s sponsored mutual funds. Cash used for investing activities totaled $18.3 million and $2.6 million in the first nine months of fiscal 2005 and 2004, respectively. The year-over-year increase in cash used for investing activities reflects the Company’s investment in certain sponsored funds in fiscal 2005.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s two consolidated mutual fund subsidiaries (one of which was deconsolidated in April of 2005) and cash paid to fund redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $39.8 million and $49.6 million in the first nine months of fiscal 2005 and 2004, respectively, reflecting net proceeds from the issuance of the Company’s mutual fund subsidiaries’ capital stock of $84.6 million and $43.0 million, respectively.

The Company repurchased and retired a total of 4.3 million shares of its non-voting common stock for $104.6 million in the first nine months of fiscal 2005 under its authorized repurchase program and issued 1.2 million shares of non-voting common stock in connection with stock option exercises, employee stock purchases and restricted stock grants for total proceeds of $16.1 million. The Company has authorization to purchase an additional 6.4 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividend was $0.24 per share in the first nine months of fiscal 2005 compared to $0.19 per share in the first nine months of fiscal 2004.

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. Deferred taxes relate principally to capitalized sales commissions paid to broker/dealers.  As previously noted, new IRS regulations provide that commission payments made subsequent to November 1, 2003 are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities (“CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity.  At July 31, 2005, combined assets under management in the collateral pools of all five of these CDO entities were approximately $1.6 billion. The Company had combined minority equity investments of $11.4 million in three of these entities on July 31, 2005.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment loss relating to its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $11.4 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at July 31, 2005.

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

In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s fourth fiscal quarter beginning November 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the nine months ended July 31, 2005 and 2004, diluted earnings per share would have been reduced to $0.72 and $0.62, respectively.

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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $27.2 million at July 31, 2005, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed income and floating-rate bank loan funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.6 million based on fixed income and floating-rate bank loan investments of $129.3 million as of July 31, 2005. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.  As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $11.4 million at July 31, 2005, which represents the total value at risk with respect to such entities as of July 31, 2005.

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

Item 4.    Controls and Procedures

As of July 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -  Other Information

Item 1.                       Legal Proceedings

As previously disclosed in SEC filings, last year a lawsuit, captioned In Re Eaton Vance Mutual Funds Fee Litigation (the “Lawsuit”), was filed in the United States District Court for the Southern District of New York (the “Court”), against Eaton Vance Corp.; Eaton Vance Management; Boston Management and Research; Eaton Vance, Inc.; Eaton Vance Distributors, Inc.; Lloyd George Investment Management (Bermuda) Limited; Orbimed Advisors LLC; Lloyd George Investment Management (B.V.I.) Limited; nine current or past trustees of 81 Eaton Vance funds named as nominal defendants (the “Funds”); and twelve current or past officers and portfolio managers of the Funds. The plaintiffs were seven alleged shareholders of four of the 81 Funds. The Lawsuit, a purported class action, alleged violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940, New York law and the common law, and breaches of fiduciary duties to the Funds and their shareholders.

On July 29, 2005, the Court issued an Opinion and Order dismissing the Lawsuit in its entirety and rejecting the plaintiffs’ request to amend their complaint.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the third quarter of fiscal 2005:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2005 through May 31, 2005	386,160	$23.86	386,160	7,317,072
June 1, 2005 through June 30, 2005	565,055	$24.12	565,055	6,752,017
July 1, 2005 through July 31, 2005	356,000	$24.28	356,000	6,396,017

Total	1,307,215	$24.09	1,307,215	6,396,017

(1) The Company’s current share repurchase authorization was announced on April 14, 2005 replacing the October 22, 2003 program.  The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws.  The Company’s stock repurchase plan is not subject to an expiration date.

Item 4.                       Submission of Matters to a Vote of Security Holders

No items were submitted to a vote in the third quarter of fiscal 2005.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on May 18, 2005, regarding the Company’s press release of its results of operations for the quarter ended April 30, 2005.

The Company filed a Form 8-K on June 10, 2005 regarding the filing of the Company’s amended 10Q/A.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 8, 2005	/s/William M. Steul
(Signature)
William M. Steul
Chief Financial Officer

DATE: September 8, 2005	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer