Form 10-K
period 2005-10-31
EATON VANCE CORP
filed 2006-01-12
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from to

Commission File Number 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)

255 State Street, Boston, Massachusetts 02109
(Address of principal executive offices) (Zip Code)

(617) 482-8260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Non-Voting Common Stock ($0.00390625 par value per share)	New York Stock Exchange
(Title of each class)	(Name of each exchange on
which registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes☒   No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes☒   No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $23.43 on April 30, 2005 on the New York Stock Exchange was $2,879,349,193.  Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2005
Non-Voting Common Stock, $0.00390625 par value	129,243,023
Common Stock, $0.00390625 par value	309,760

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2005

PART I

Item 1.  Business

General

Eaton Vance Corp. (the “Company”) has been in the investment management business for over eighty years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Historically, the Company’s asset base consisted primarily of open-end mutual funds marketed to retail investors under the Eaton Vance brand and investment counsel accounts offered directly to high-net-worth and institutional investors. Today, the Company’s asset base includes Company-sponsored open-end and closed-end funds, private funds for high-net-worth and institutional investors, retail managed accounts, institutional and high-net-worth separate accounts and investment counseling services, and mutual funds sub-advised for other fund sponsors.

As of October 31, 2005, the Company managed $108.5 billion in assets with investment objectives ranging from high current income to maximum long-term capital gain. The Company’s income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. The Company’s equity products offer a similar diversity of investment objectives, risk profiles, income levels and geographic representation.

The Company expanded its product and distribution focus in fiscal 2001 to encompass two potential growth areas: managing assets for institutions, including pension plans and endowments; and managing retail managed accounts for clients of our distribution partners who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in both the institutional and separately managed account business, the Company acquired 70 percent of Atlanta Capital Management, LLC (“Atlanta Capital”) and 80 percent of Fox Asset Management LLC (“Fox Asset Management”), two institutional investment management firms focusing, respectively, on growth and value investment styles. These strategic acquisitions, completed on September 30, 2001, provided new opportunities to broaden the Company’s mix of asset management disciplines, clients and distribution channels.

In fiscal 2003, the Company acquired an 80 percent interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), an innovative investment management firm based in Seattle, Washington. Parametric Portfolio Associates offers two principal products: core investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management and overlay portfolio management utilizing proprietary technology to implement and coordinate the investing activities of multi-manager or multi-style accounts in a tax-efficient way. The acquisition of Parametric Portfolio Associates reinforced the Company’s commitment to offering a comprehensive managed account capability and expanded the Company’s leadership position in tax-efficient investment management. Parametric Portfolio Associates has clients that include family offices, individual high-net-worth investors, financial intermediaries and large financial services organizations.

The Company completed two additional strategic acquisitions in fiscal 2004 and 2005 aimed at expanding its management of investment portfolios for high-net-worth individuals. In fiscal 2004, the Company acquired the assets of Deutsche Bank’s private investment counsel group in Boston, Massachusetts. The acquisition added $1.9 billion to the Company’s private investment counsel assets under management.  In conjunction with the transaction, the Company hired six investment counselors with an average of 29 years of experience in providing customized investment management services.  In fiscal 2005, the Company acquired the assets of Weston Asset Management, which added an additional $0.1 billion to the Company’s private investment counsel assets under management.

Although the Company distributes a wide range of products and services (including funds, retail managed accounts, institutional separate accounts and high-net-worth separate accounts) in multiple distribution channels, the Company operates in one business segment, namely as an investment adviser managing fund and separate account assets.  The Company conducts its investment management business through its three wholly-owned subsidiaries, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), and Eaton Vance Investment Counsel (“EVIC”), and its three majority-owned subsidiaries, Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.  All six entities are registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”).  Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited, (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells the Company’s investment products in Europe and certain other international markets. The Company is headquartered in Boston, Massachusetts, and its subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington and London, England, respectively.  Their sales representatives operate throughout the United States, in Europe and in Latin America.

Development of Business

The Company has investment management expertise in a broad range of asset classes – tax-managed equities, value equities, real estate, municipal bonds, floating-rate bank loans, mortgage-backed securities global currency and income investments, high grade bonds and high yield bonds. The Company has developed an ability to bring fund and separate account products to market quickly as economic conditions and investor demands change. The Company provides investment advisory services to funds, retail managed accounts, institutional separate accounts and high-net-worth separate accounts. The following table shows fund and separate account assets for the dates indicated:

	Fund and Separate Account Assets At October 31,
(in millions)	2005	2004	2003	2002	2001
Long-term fund assets:
Equities	$45,200	$36,900	$28,900	$22,900	$25,300
Fixed income	18,600	17,600	17,800	13,300	10,100
Floating-rate bank loan	16,800	15,000	9,500	7,700	9,600
Total long-term fund assets	80,600	69,500	56,200	43,900	45,000
Money market fund assets	300	400	400	900	1,100
Total fund assets	80,900	69,900	56,600	44,800	46,100
High-net-worth and institutional assets	20,500	19,500	14,800	9,900	10,000
Retail managed account assets	7,100	4,900	3,600	900	500
Total separate account assets	27,600	24,400	18,400	10,800	10,500
Total	$108,500	$94,300	$75,000	$55,600	$56,600

Funds

Eaton Vance and its affiliates manage more than 160 open-end and closed-end funds, with a particular focus on the investment goals of wealthy investors. In fiscal 2005, the Company launched one new open-end and five new exchange-listed closed-end funds. The five new closed-end funds launched in fiscal 2005 raised $5.0 billion in assets. Since entering the closed-end market with the launch of its first floating-rate bank loan closed-end fund in October 1998, Eaton Vance has expanded its lineup of closed-end funds to include two other bank loan funds, two multi-sector low duration funds, eight equity income funds and 21 municipal income funds. The Company is now the second largest manager of closed-end fund assets in the industry.

The Company is a recognized leader in tax-managed investing, having pioneered the first equity funds designed to minimize the impact of taxes on investment returns. Tax-managed investing addresses the roughly 50 percent of equity fund assets held by taxpaying investors outside of qualified retirement plans such as IRAs and 401(k)s.

The Company began building its tax-managed equity fund family in fiscal 1996 with the launch of Eaton Vance Tax-Managed Growth Fund 1.1, followed by the introduction of Eaton Vance Tax-Managed Small-Cap Growth Fund 1.1 in fiscal 1997 and Eaton Vance Tax-Managed International Growth Fund in fiscal 1998. In fiscal 2000, the Company introduced Eaton Vance Tax-Managed Value Fund and Eaton Vance Tax-Managed Multi-Cap Opportunity Fund, each focusing on maximizing long-term after-tax returns. In fiscal 2001, Eaton Vance Tax-Managed Growth Fund 1.2 and Eaton Vance Tax-Managed Small-Cap Growth Fund 1.2 were launched, making use of an innovative structure to invest in the same portfolios as their respective predecessor funds while shielding new investors from potential tax liability for historical portfolio gains. In fiscal 2002, the Company capitalized on the investment strengths of its newly acquired subsidiaries and organized Eaton Vance Tax-Managed Mid-Cap Core Fund, sub-advised by Atlanta Capital, and Eaton Vance Tax-Managed Small-Cap Value Fund, sub-advised by Fox Asset Management. The expanded lineup of tax-managed funds made possible by the acquisitions of Atlanta Capital and Fox Asset Management led to the creation of Eaton Vance Tax-Managed Equity Asset Allocation Fund, an innovative fund that invests in all seven tax-managed investment portfolios, providing investors with broad diversification, professional asset allocation and a consistent tax-managed investment approach.

The Company further expanded its lineup of tax-managed equity funds in fiscal 2003 to include Eaton Vance Tax-Managed Dividend Income Fund (an open-end fund) and Eaton Vance Tax-Advantaged Dividend Income Fund (a closed-end fund), both designed to take advantage of the lower tax rate on qualifying dividends resulting from the federal income tax law enacted in May 2003.  The Company built on its success in these funds with the initial public offerings of Eaton Vance Tax-Advantaged Global Dividend Income Fund and Eaton Vance Tax-Advantaged Global Dividend Opportunities Fund in fiscal 2004, two closed-end funds that were also designed to take advantage of the new federal income tax legislation. In fiscal 2005, the Company capitalized on the covered call investment expertise of a new strategic partner and offered three closed-end tax-managed buy-write funds, Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund. The Company’s retail tax-managed equity fund products are complemented by the Company’s line of privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors.

In addition to its retail and privately offered tax-managed equity funds, the Company offers a family of open-end and exchange-listed closed-end municipal bond funds that continue to be an important part of the Company’s tax-managed product offering.  At October 31, 2005, the Company’s tax-advantaged municipal bond fund lineup included 11 national municipal bond funds and 38 state-specific municipal bond funds in 29 different states.

The Company offers a variety of taxable fixed-income funds, floating-rate bank loan funds and equity funds that reach well beyond the market for its tax-managed products. In fiscal 2003, the Company significantly expanded its taxable fixed-income product line with the introduction of Eaton Vance Limited Duration

Income Fund, a closed-end fund that invests in floating-rate bank loans, high-yield bonds and mortgage-backed securities, and Eaton Vance Low Duration Fund, an open-end fund that invests primarily in investment grade fixed-income securities of low duration.  The Company built on this success with the initial public offerings of three new closed-end funds in fiscal 2004: Eaton Vance Senior Floating-Rate Trust and Eaton Vance Floating-Rate Income Trust, which further expanded the Company’s leadership position in floating-rate bank loan products, and Eaton Vance Enhanced Equity Income Fund, an equity income fund that combines stock investing with a systematic program of covered call option writing. Fiscal 2005 closed-end fund offerings included a low duration income fund, Eaton Vance Short Duration Diversified Income Fund, and an equity income fund that utilizes covered call option writing strategies, Eaton Vance Enhanced Equity Income Fund II.

In fiscal 2000, the company introduced The U.S. Charitable Gift Trust and its Pooled Income Funds, designed to simplify the process of donating to U.S. charities and to provide professional management of pools of donated assets. The U.S. Charitable Gift Trust was one of the first charities to use professional investment advisers to assist high net worth individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds, sponsored by the Trust, are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy, while allowing individuals to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts.

Retail Managed Accounts

In fiscal 2000, Eaton Vance Corp. committed itself to a strategy of diversifying its product offerings to better address the needs of affluent and mass affluent clients who work with financial advisors in the broker/dealer channel. The Company largely met its diversification goals by acquiring Atlanta Capital and Fox Asset Management in fiscal 2001 and Parametric Portfolio Associates in fiscal 2003, significantly broadening the range of investment products and asset allocation strategies it offers.

The Company has made significant progress in developing its retail managed account business by leveraging the strength of its retail managed account sales and marketing team, the asset management skills of Atlanta Capital and Fox Asset Management, and the core equity and overlay capabilities of Parametric Portfolio Associates. In fiscal 2004, Eaton Vance Corp. selected Eagle Global Advisors, L.L.C. (“Eagle”) to provide international investment expertise in the Company’s retail managed account platforms, utilizing the unique overlay technology of Parametric Portfolio Associates.  This technology facilitates future strategic relationships with other non-affiliated managers as the managed account marketplace continues to evolve to an open architecture “best of breed” platform.

As a result of its efforts, the Company now participates in more than 40 retail managed account broker/dealer programs. Retail managed account assets totaled $7.1 billion at October 31, 2005.

Institutional Separate Accounts

The Company serves a broad range of clients in the institutional marketplace, including, foundations, endowments and retirement plans for individuals, corporations and municipalities. The distinct investment styles and philosophies of the Company and its affiliates allow it to offer institutional investors a wide range of products across a broad spectrum of equity and fixed and floating-rate income management styles. Product offerings on the equity side fill out style boxes from value to growth and from small-cap to large-cap, while income offerings include high grade and high yield fixed income and floating-rate bank loans.

In fiscal 2005, the Company expanded its institutional product offerings to include a liability-based solutions strategy, providing customized investment management portfolios to institutional clients seeking to hedge and outperform their future liabilities. In constructing and managing client portfolios, the liability-based solutions group draws upon the extensive resources and expertise of the Company’s entire fixed income management team. During fiscal 2005, the Company also chartered a non-depository trust company, Eaton Vance Trust Company (“EVTC”), and used the trust company as a platform to launch a series of commingled investment vehicles specifically tailored to meet the needs of smaller institutional clients. Establishing the trust company also enables the Company to expand its presence in the growing defined benefit/defined contribution market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel.

A significant initiative for the Company in fiscal 2005 was building a full-function institutional marketing and service organization at EVM. In fiscal 2005, EVM hired a head of institutional sales and created dedicated consultant relations, marketing, sales and client service teams to support the institutional effort.  Specialized institutional sales teams within EVM, Atlanta Capital and Fox Asset Management now focus exclusively on developing relationships in this market and deal directly with these clients. Institutional separate accounts totaled $13.2 billion at October 31, 2005.

High-Net-Worth Separate Accounts

The Company and its affiliates offer high-net-worth clients and family offices personalized investment counseling services. Private investment counselors assist the Company’s clients in establishing long-term financial programs and implementing a strategy for achieving them. In fiscal 2004, the Company acquired the assets of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals. The acquisition added $1.9 billion to the Company’s private investment counsel assets under management.  In fiscal 2005, the Company acquired the assets of Weston Asset Management, which added an additional $0.1 billion to the Company’s private investment counsel assets under management.  High net-worth assets totaled $7.3 billion at October 31, 2005.

Investment Management and Administrative Activities

The Company’s wholly-owned subsidiaries, EVM and BMR, are investment advisers for all but five of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which the Company owns a 20 percent equity position, is the investment adviser for four international equity funds.(1)  The portfolio managers of BMR and LGM jointly advise Eaton Vance Global Growth Fund.  OrbiMed Advisors LLC. (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund.  Some Eaton Vance funds use external investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees.  Eagle acts as a sub-adviser to Eaton Vance Tax-Managed International Equity Fund. Rampart Investment Management acts as a sub-adviser for options transactions to Eaton Vance Enhanced Equity Income Fund, Eaton Vance Enhanced Equity Income Fund II, Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund.  Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates also act as sub-advisers to EVM and BMR for ten funds.

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

The Company’s portfolio management staff has, on average, more than 20 years of experience in the securities industry.  The Company’s investment advisory agreements with each of the funds provide for fees ranging from 10 to 100 basis points of average assets annually. For funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with the Company or any adviser and deemed “non-interested” under the 1940 Act) of these Registered Funds review and approve the investment advisory agreements annually.  The fund trustees generally may terminate these agreements upon 30 to 60 days notice without penalty.  Shareholders of Registered Funds must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by the Company’s wholly-owned and majority-owned subsidiaries make investment decisions for the Company’s separate accounts.  The Company’s investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of individual and institutional clients.  The Company receives investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from 20 to 100 basis points of assets under management and are generally terminable upon 30 to 60 day’s notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2005:

	Investment Advisory and Administration Fees Year Ended October 31,
	2005	2004	2003	2002	2001
	(in thousands)
Investment advisory fees –
Funds	$385,523	$318,276	$237,309	$225,783	$226,249
Separate accounts	89,031	72,776	44,311	40,798	14,700
Administration fees – funds	28,531	22,050	14,724	14,213	11,383
Total	$503,085	$413,102	$296,344	$280,794	$252,332

Investment Management Agreements and Distribution Plans

The Eaton Vance funds (except funds advised by LGM or OrbiMed) have entered into agreements with EVM or BMR for investment advisory and administrative services.  Although the specific terms of these agreements vary, the basic terms of the agreements are similar.  Pursuant to the agreements, EVM or BMR provides overall investment management services to each of the funds, subject, in the case of Registered Funds, to the supervision of each fund’s board of trustees in accordance with each fund’s fundamental investment objectives and policies.  The agreements are of three types:  an investment advisory agreement, an administrative services agreement, or a management agreement for both advisory and administrative services.  Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or an outside advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including those advised by LGM and OrbiMed.  As administrator, EVM is responsible for managing the business affairs of these funds, subject to the oversight of each fund’s board of trustees.  Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 0.35% of average daily net assets.  Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

In addition, certain funds have adopted distribution plans, as permitted by the 1940 Act, which provide for payments to the Company of an ongoing distribution fee (i.e., a Rule 12b-1 fee) to reimburse the Company for sales commissions paid to retail distribution firms and for distribution services provided.  These distribution plans are implemented through distribution agreements between EVD and the funds.  Each distribution plan and agreement for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the trustees of the respective funds, including a majority of the independent trustees.

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

EVTC has entered into agreements with each collective investment trust whereby EVTC serves as trustee to each trust and is responsible for designing and implementing the trust’s investment program, including day-to-day management of the trust’s investment portfolio.  As trustee, EVTC also provides certain administrative and accounting services to the trust.  For services provided under the agreement, EVTC receives a monthly fee calculated at an annual rate of up to 0.65% of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust.  In addition, The U.S. Charitable Gift Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.  EVD does not profit from the raising of contributions for the Trust.

Marketing and Distribution of Fund Shares

Eaton Vance Corp. markets and distributes shares of Eaton Vance open-end funds, continuously offered closed-end funds and exchange listed closed-end funds through EVD.  EVD sells fund shares through a retail network of national and regional broker/dealers, banks, insurance companies and financial planning firms.  Although the firms in the Company’s retail distribution network have each entered into selling agreements with EVD, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company’s investment products.  For the 2005, 2004 and 2003 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 34 percent, 42 percent, and 38 percent, respectively, of the Company’s fund sales volume. EVD currently maintains a sales force of 49 external wholesalers and 50 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in marketing Eaton Vance funds.

The Company also offers its funds to investors on a no-load basis, i.e., without charging sales commissions or other transaction fees, through fee-based registered investment advisers and various institutional and retirement programs both domestically and internationally.

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

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the National Association of Securities Dealers, Inc. (“NASD”) and other federal and state agencies.  EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer.  Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD.  EVD’s regulatory net capital consistently exceeded such minimum net capital requirements during fiscal 2005.  The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI was granted permission in March 2002 by the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom.  EVMI’s primary business purpose is to distribute the Company’s investment products in Europe and certain other international markets.  Under the FSA’s Financial Services and Markets Act, EVMI is subject to certain liquidity and capital requirements.  Such capital requirements may limit the Company’s ability to make withdrawals of capital from EVMI.  In addition, failure to comply with such capital requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom.  There were no violations of the capital requirements in fiscal 2005.

The Company’s officers, directors and employees may from time to time own securities that are held by one or more of the funds.  The Company’s internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of fund or sub-advised fund shares and to pre-clear all purchases and sales of shares of certain exchange-listed, closed-end funds.

Employees

On October 31, 2005, the Company and its subsidiaries had 757 full-time and part-time employees.  On October 31, 2004, the comparable number was 686.

Available information

The Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC.   Reports may be viewed and obtained on the Company’s website, www.eatonvance.com, or by calling Investor Relations at 617-482-8260.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549.

Item 1A. Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company conducts its principal operations through leased offices located in Boston, Massachusetts.  The leased offices of its subsidiaries are in Atlanta, Georgia, Red Bank, New Jersey, Seattle, Washington and London, England. Management believes that the Company’s facilities are adequate to serve its currently anticipated business needs.

Item 3. Legal Proceedings

On December 20, 2005, the Company and other defendants settled the class action captioned In Re Eaton Vance Securities Litigation, brought in 2001 in the United States District Court for the District of Massachusetts and previously disclosed in SEC filings. This suit alleged that the assets of Eaton Vance Classic Senior Floating-Rate Fund had been incorrectly valued during certain periods prior to March 2001 and that certain matters were not properly disclosed, in violation of the federal securities laws. The settlement is subject to approval by the Court, which has given its preliminary approval. The entire amount of the settlement will be paid from insurance proceeds. The Company and other defendants vigorously contested the suit and continue to deny any liability or wrongdoing. The suit was settled to bring an end to the substantial burdens and risks of a trial and to avoid further expense and consumption of time of the Company’s management.

As previously disclosed in SEC filings, a complaint was filed in December 2003 in United States District Court for the District of Massachusetts against Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of Eaton Vance Corp., on behalf of Eaton Vance Tax-Managed Growth Fund 1.1 (“Fund”) by Michelle Yameen, the owner of 613 shares of the Fund, alleging that EVD received excessive distribution fees during the prior one-year period. On February 18, 2005, plaintiff filed an amended derivative complaint adding the Fund’s trustees as defendants alleging additional violations of the Investment Company Act of 1940 and state law. On October 14, 2005, the Court granted defendants’ motion and issued an order dismissing the lawsuit in its entirety. The plaintiff has not appealed, and the dismissal is thus final.

As previously disclosed in SEC filings, in 2004 a lawsuit, captioned In Re Eaton Vance Mutual Funds Fee Litigation (the “Lawsuit”), was filed in the United States District Court for the Southern District of New York (the “Court”), against Eaton Vance Corp.; Eaton Vance Management; Boston Management and Research; Eaton Vance, Inc.; Eaton Vance Distributors, Inc.; Lloyd George Investment Management (Bermuda) Limited; Orbimed Advisors LLC; Lloyd George Investment Management (B.V.I.) Limited; nine current or past trustees of 81 Eaton Vance funds named as nominal defendants (the “Funds”); and twelve current or past officers and portfolio managers of the Funds. The plaintiffs were seven alleged shareholders of four of the 81 Funds. The Lawsuit, a purported class action, alleged violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940, New York law and the common law, and breaches of fiduciary duties to the Funds and their shareholders.

On July 29, 2005, the Court issued an Opinion and Order dismissing the Lawsuit in its entirety and rejecting the plaintiffs’ request to amend their complaint. On December 6, 2005, the Court issued an Opinion and Order in response to plaintiffs’ motion for reconsideration and motion to file a new amended compliant.  The Court adhered to its July Order and denied the motion to amend. The plaintiffs have filed a notice of appeal.

Item 4. Submission of Matters to a Vote of Security Holders

On October 31, 2005, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the fourth quarter dividend of $0.10 per share.

(The remainder of this page is left intentionally blank.)

PART II

Item 5. Market Price for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Voting Common Stock, $0.00390625 par value, is not publicly traded and is held by 11 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference.  Dividends on the Company’s Voting Common Stock are paid quarterly and are equal to the dividends paid on the Company’s Non-Voting Common Stock (see below.)

The Company’s Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV.  The approximate number of registered holders of record of the Company’s Non-Voting Common Stock at October 31, 2005 was 1,300.  The high and low common stock prices and dividends per share were as follows:

	Fiscal 2005			Fiscal 2004
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$26.20	$21.75	$0.08	$19.38	$17.08	$0.060
April 30	$27.66	$21.90	$0.08	$20.01	$18.00	$0.060
July 31	$24.98	$22.93	$0.08	$19.49	$16.39	$0.750
October 31	$26.37	$23.44	$0.10	$21.90	$17.68	$0.080

The following table sets forth certain information concerning equity compensation plans at October 31, 2005:

Equity Compensation Plan Information

Plan category	(a) (1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,791,000	$15.66	6,785,000
Equity compensation plans not approved by security holders	—	—	—

Total	23,791,000	$15.66	6,785,000

(1)          The amounts appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” includes 23,791,000 shares related to the Company’s Stock Option Plan.

(2)          The amounts appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 5,608,000 shares related to the Company’s Stock Option Plan and 1,177,000 shares related to the Company’s Restricted Stock Plan.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the fourth quarter of fiscal 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2005 through August 31, 2005	265,432	$25.25	265,432	6,130,585
September 1, 2005 through September 30, 2005	420,000	$25.48	420,000	5,710,585
October 1, 2005 through October 31, 2005	434,515	$24.33	434,515	5,276,070

Total	1,119,947	$24.98	1,119,947	5,276,070

(1) The Company’s share repurchase program was announced on April 14, 2005.  The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 6. Selected Financial Data

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share figures)	2005	2004	2003	2002	2001

Income Statement Data:
Revenue	$753,175	$661,813	$523,133	$522,985	$502,559
Net income(1)	159,884	138,943	106,123	121,057	116,020

Balance Sheet Data:
Total assets	702,544	743,566	658,702	616,619	675,301
Long-term debt	75,467	74,347	118,736	124,118	215,488
Shareholders’ equity	454,953	449,506	416,277	372,302	301,126

Per Share Data:(2)
Basic earnings	$1.21	$1.03	$0.77	$0.88	$0.85
Diluted earnings(3)	1.13	0.99	0.75	0.83	0.76
Cash dividends declared	0.34	0.28	0.20	0.15	0.13
Shareholders’ equity	3.51	3.37	3.05	2.69	2.20

(1)  In fiscal 2005 and 2001, the Company recognized impairment losses totaling $2.1 million and $15.1 million, respectively, related to the Company’s minority equity investments in collateralized debt obligation entities whose collateral assets are managed by the Company.

(2)  The number of shares used for purposes of calculating earnings per share and all other per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective January 14, 2005.

(3)  Diluted earnings per share reflect the retroactive application of Emerging Issues Task Force Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” for all periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Competitive Conditions and Risk Factors” section of this Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

The Company is a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. The diversified offerings of Eaton Vance and its affiliates offer fund shareholders, retail managed account investors, institutional investors and private investment counsel clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term.

The Company’s principal marketing strategy is to distribute its retail products (including funds and retail managed accounts) primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies.  Eaton Vance supports these distribution partners with a team of approximately 150 regional and Boston-based representatives serving the needs of the Company’s partners and clients across the country. Specialized sales and marketing teams supporting the regional and Boston-based representatives noted above provide the increasingly sophisticated information required for distributing the Company’s privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

The Company is also committed to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The Company and its majority-owned subsidiaries, including Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), have a broad range of clients in the institutional marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at each of the Company’s affiliates focus exclusively on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

The Company’s revenue is derived primarily from investment adviser, administration, distribution and service fees received from Eaton Vance funds and investment adviser fees received from separate accounts. Fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period that the Company manages these assets. The Company’s major expenses are employee compensation, amortization of deferred sales commissions and distribution-related expenses.

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $108.5 billion on October 31, 2005 were 15 percent higher than the $94.3 billion reported a year earlier. Long-term fund net inflows contributed $8.6 billion to growth in assets under management over the fiscal year, including $3.6 billion of open-end and other fund net inflows and $5.0 billion of closed-end fund assets raised. Separate account net inflows contributed $1.0 billion, reflecting $1.6 billion of retail managed account net inflows offset by $0.6 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting moderately favorable equity markets, contributed $4.7 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective

	October 31,			2005 vs.	2004 vs.
(in billions)	2005	2004	2003	2004	2003
Equity assets	$66.2	$55.8	$43.1	19%	29%
Fixed income assets	23.2	21.7	21.6	7%	0%
Floating-rate bank loan assets	19.1	16.8	10.3	14%	63%
Total	$108.5	$94.3	$75.0	15%	26%

Equity assets represented 61 percent of total assets under management at October 31, 2005, up from 59 percent at October 31, 2004 and 57 percent at October 31, 2003. Assets in equity funds managed for after-tax returns totaled $34.6 billion, $29.1 billion and $23.2 billion at October 31, 2005, 2004 and 2003, respectively. Fixed income assets, including money market funds, represented 21 percent of total assets under management at October 31, 2005, down from 23 percent at October 31, 2004 and 29 percent at October 31, 2003. Fixed income assets included $11.7 billion, $10.7 billion and $10.6 billion of tax-exempt municipal bond funds at October 31, 2005, 2004 and 2003, respectively. Floating-rate bank loan assets represented 18 percent of total assets under management at October 31, 2005, compared to 18 percent at October 31, 2004 and 14 percent at October 31, 2003.

Long-Term Fund and Separate Account Net Flows

	For the Years Ended October 31,			2005 vs.	2004 vs.
(in billions)	2005	2004	2003	2004	2003

Long-term funds:
Closed-end funds	$5.0	$6.3	$5.0	-21%	26%
Open-end and other funds	3.6	4.9	2.2	-27%	123%
Total long-term fund net inflows	8.6	11.2	7.2	-23%	56%
Institutional/HNW(1) accounts	(0.6)	1.7	0.4	-135%	NM	(2)
Retail managed accounts	1.6	0.9	0.6	78%	50%
Total separate account net inflows	1.0	2.6	1.0	-62%	160%
Total net inflows	$9.6	$13.8	$8.2	-30%	68%

(1) High-net-worth (“HNW”)

(2) Not meaningful (“NM”)

Long-term fund net inflows totaled $8.6 billion in fiscal 2005 compared to $11.2 billion in fiscal 2004 and $7.2 billion in fiscal 2003. The decrease in fund net inflows in fiscal 2005 can be attributed primarily to lower sales and higher redemptions in the Company’s retail bank loan funds. Despite the decrease in sales and the increase in redemptions, bank loan fund net flows remain positive and the funds continue to appeal to both retail and institutional investors in the current rising interest rate environment. Closed-end fund offerings contributed significantly to net inflows in all three periods, with $5.0 billion in closed-end fund assets added in fiscal 2005, compared to $6.3 billion in fiscal 2004 and $5.0 billion in fiscal 2003. Open-end and other long-term fund net inflows of $3.6 billion, $4.9 billion and $2.2 billion for fiscal 2005, 2004 and 2003, respectively, reflect gross inflows of $13.6 billion, $13.5 billion and $8.7 billion, respectively, net of redemptions of $10.0 billion, $8.6 billion and $6.5 billion, respectively. Long-term fund redemptions were 13 percent of average long-term fund assets under management for each of the last three years. According to the Investment Company Institute, the industry average redemption rate for long-term funds, by comparison, exceeded 20 percent of average long-term fund assets under management for each of the last three years.

The Company experienced net inflows of separate account assets of $1.0 billion in fiscal 2005, compared to net inflows of $2.6 billion and $1.0 billion in fiscal 2004 and 2003, respectively. Retail managed account net flows increased to $1.6 billion in fiscal 2005 from $0.9 billion and $0.6 billion in fiscal 2004 and 2003, respectively. Retail managed account net flows reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products, as well as strong net sales of Eaton Vance Management’s municipal bond products. Institutional and high-net-worth net outflows totaled $0.6 billion in fiscal 2005 compared to net inflows of $1.7 billion and $0.4 billion in fiscal 2004 and 2003, respectively. Institutional and high-net-worth account net outflows of $1.0 billion in the first half of fiscal 2005 reflected client withdrawals at Fox Asset Management and Atlanta Capital. Institutional and high-net-worth net inflows of $0.4 billion in the second half of fiscal 2005 reflected improving investment performance and better asset retention at both Fox Asset Management and Atlanta Capital, as well as strong institutional and high-net-worth net inflows at Eaton Vance Management and Parametric Portfolio Associates.

The following table summarizes the asset flows by investment objective for fiscal years ended October 31, 2005, 2004 and 2003:

Asset Flows

	For the Years Ended
(in billions)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Equity fund assets – beginning	$36.9	$28.9	$22.9	28%	26%
Sales/inflows	9.7	9.8	4.2	-1%	133%
Redemptions/outflows	(4.3)	(4.1)	(2.8)	5%	46%
Exchanges	—	0.1	—	-100%	NM
Market value change	2.9	2.2	3.9	32%	-44%
Assets acquired	—	—	0.7	NM	-100%
Equity fund assets – ending	$45.2	$36.9	$28.9	22%	28%

Fixed income fund assets – beginning	$17.6	$17.8	$13.3	-1%	34%
Sales/inflows	3.7	2.4	6.4	54%	-63%
Redemptions/outflows	(2.4)	(2.3)	(2.2)	4%	5%
Exchanges	(0.1)	(0.2)	(0.1)	-50%	100%
Market value change	(0.2)	(0.1)	0.4	100%	-125%
Fixed income fund assets – ending	$18.6	$17.6	$17.8	6%	-1%

Floating-rate bank loan fund assets – beginning	$15.0	$9.5	$7.7	58%	23%
Sales/inflows	5.2	7.6	3.1	-32%	145%
Redemptions/outflows	(3.3)	(2.2)	(1.5)	50%	47%
Exchanges	—	0.1	—	-100%	NM
Market value change	(0.1)	—	0.2	NM	-100%
Floating-rate bank loan fund assets – ending	$16.8	$15.0	$9.5	12%	58%

Total long-term fund assets – beginning	$69.5	$56.2	$43.9	24%	28%
Sales/inflows	18.6	19.8	13.7	-6%	45%
Redemptions/outflows	(10.0)	(8.6)	(6.5)	16%	32%
Exchanges	(0.1)	—	(0.1)	NM	-100%
Market value change	2.6	2.1	4.5	24%	-53%
Assets acquired	—	—	0.7	NM	-100%
Total long-term fund assets – ending	$80.6	$69.5	$56.2	16%	24%

Separate accounts – beginning	$24.4	$18.4	$10.8	33%	70%
Inflows – HNW and institutional	2.9	3.7	2.1	-22%	76%
Outflows – HNW and institutional	(3.5)	(2.0)	(1.7)	75%	18%
Inflows – retail managed accounts	3.2	2.0	0.9	60%	122%
Outflows – retail managed accounts	(1.6)	(1.1)	(0.3)	45%	267%
Market value change	2.1	1.5	2.0	40%	-25%
Assets acquired	0.1	1.9	4.6	-95%	-59%
Separate accounts – ending	$27.6	$24.4	$18.4	13%	33%

Money market fund assets – ending	0.3	0.4	0.4	-25%	NM
Assets under management – ending	$108.5	$94.3	$75.0	15%	26%

Ending Assets Under Management by Asset Class

	October 31,			2005 vs.	2004 vs.
(in billions)	2005	2004	2003	2004	2003
Class A (1)	$18.8	$15.4	$8.2	22%	88%
Class B (2)	7.7	8.7	13.1	-11%	-34%
Class C (3)	7.4	7.1	6.1	4%	16%
Class I (4)	1.5	1.1	0.5	36%	120%
Private funds (5)	21.8	19.6	17.8	11%	10%
Closed-end funds	21.1	15.8	9.1	34%	74%
Other	2.6	2.2	1.8	18%	22%
Total fund assets	80.9	69.9	56.6	16%	23%
HNW and institutional account assets	20.5	19.5	14.8	5%	32%
Retail managed account assets	7.1	4.9	3.6	45%	36%
Total separate account assets	27.6	24.4	18.4	13%	33%
Total	$108.5	$94.3	$75.0	15%	26%

(1)     Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(2)     Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

(3)     Share class includes Eaton Vance Senior Floating-Rate Fund, an interval fund.

(4)     Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

(5)     Share class includes privately offered equity and bank loan funds and collateralized debt obligation entities.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). The Company waives the sales load on Class A shares when sold under a fee-based broker/dealer program. In such cases, the shares are sold at net asset value. The private fund asset category includes private equity and bank loan funds offered to high-net-worth and institutional investors and collateralized debt obligation entities.

Fund assets represented 75 percent of total assets under management at October 31, 2005, compared to 74 percent and 75 percent at October 31, 2004 and 2003, respectively. Class A share assets increased to 17 percent of total assets under management at October 31, 2005 from 16 percent and 11 percent at October 31, 2004 and 2003, respectively, while Class B shares dropped to 7 percent at October 31, 2005 from 9 percent and 17 percent at October 31, 2004 and 2003, respectively. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as an asset class. The 34 percent decline in ending Class B share assets under management in fiscal 2004 can also be partly attributed to the implementation of the automatic conversion of Class B shares to Class A shares after eight years of ownership for certain of the Company’s mutual funds. Private funds and closed-end funds collectively increased to 40 percent of the Company’s total assets under management at October 31, 2005 from 38 percent and 36 percent at October 31, 2004 and 2003, respectively.

The shift in fund asset mix experienced by the Company over the last twelve month period impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s overall effective fee rate, defined as total revenue as a percentage of average assets under management, declined to 74 basis points in fiscal 2005 from 77 basis points and 85 basis points in fiscal 2004 and 2003, respectively. The decrease in distribution plan payments in fiscal 2005 was largely offset by a 22 percent decrease in the amortization of deferred sales commissions over the same period. The Company’s operating margin increased to 35 percent in fiscal 2005 from 34 percent and 31 percent in fiscal 2004 and 2003, respectively.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $27.6 billion at October 31, 2005, up from $24.4 billion and $18.4 billion at October 31, 2004 and 2003, respectively. High-net-worth and institutional account assets increased by 5 percent and 32 percent in fiscal 2005 and 2004, respectively, while retail managed account assets increased by 45 percent and 36 percent in the same periods. As noted above, high-net-worth and institutional net inflows were negatively impacted in fiscal 2005 by client withdrawals at Fox Asset Management and Atlanta Capital.  Retail managed account assets were positively impacted by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products as well as Eaton Vance Management’s municipal bond products.

Average Assets Under Management by Asset Class (1)

The average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide useful information in the analysis of the Company’s revenue and asset-based distribution expenses. With the exception of the Company’s separate account investment adviser fees, which are generally calculated as a percentage of either beginning or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated as a percentage of average daily assets.

	For the Years Ended October 31,			2005 vs.	2004 vs.
(in billions)	2005	2004	2003	2004	2003
Class A (2)	$17.2	$12.2	$6.9	41%	77%
Class B (3)	8.3	10.8	12.7	-23%	-15%
Class C (4)	7.3	6.7	5.6	9%	20%
Class I (5)	1.2	0.8	0.5	50%	60%
Private funds (6)	20.9	18.8	16.0	11%	18%
Closed-end funds	18.2	12.9	6.1	41%	111%
Other	2.3	2.0	0.9	15%	122%
Total fund assets	75.4	64.2	48.7	17%	32%
HNW and institutional account assets	20.0	17.1	11.0	17%	55%
Retail managed account assets	6.1	4.3	1.5	42%	187%
Total separate account assets	26.1	21.4	12.5	22%	71%
Total	$101.5	$85.6	$61.2	19%	40%

(1)              Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.

(2)              Share class includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(3)              Share class includes Eaton Vance Prime Rate Reserves, an interval fund.

(4)              Share class includes Eaton Vance Senior Floating-Rate Fund, an interval fund.

(5)              Share class includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

(6)              Share class includes privately offered funds and collateralized debt obligation entities.

Results of Operations

Net income increased by 15 percent in fiscal 2005 and 31 percent in fiscal 2004. The increases in net income in both fiscal 2005 and 2004 can be attributed primarily to increases in average assets under management of 19 percent and 40 percent, respectively, stable investment adviser and administration fee rates and disciplined cost control in a period of rapid growth.

	For the Years Ended
(in thousands)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Net income	$159,884	$138,943	$106,123	15%	31%
Earnings per share:
Basic	$1.21	$1.03	$0.77	17%	34%
Diluted	$1.13	$0.99	$0.75	14%	32%
Operating margin	35%	34%	31%	NM	NM

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 74 basis points in fiscal 2005 from 77 basis points in fiscal 2004 and 85 basis points in fiscal 2003, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased in both absolute dollars and as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 18 percent in 2005 from 23 percent in fiscal 2004 and 28 percent in fiscal 2003. The impact of the decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commissions amortization expense, as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

	For the Years Ended
(in thousands)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Investment adviser and administration fees	$503,085	$413,102	$296,344	22%	39%
Distribution and underwriter fees	139,043	150,018	146,907	-7%	2%
Service fees	104,644	92,087	74,605	14%	23%
Other revenue	6,403	6,606	5,277	-3%	25%
Total revenue	$753,175	$661,813	$523,133	14%	27%

Investment adviser and administration fees

Investment adviser and administration fees are generally determined by contractual agreements with the Company’s sponsored funds and separate accounts and are based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of investment adviser and administration fees earned, while shifts in asset mix affect the Company’s effective fee rate.

The increase in investment adviser and administration fees of 22 percent and 39 percent in fiscal 2005 and 2004, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management and secondarily to the shift in asset mix from lower fee fixed income to higher fee equity and floating-rate bank loan. Average assets under management increased by 19 percent and 40 percent in fiscal 2005 and 2004, respectively, over the same periods a year earlier.

Distribution and underwriter fees

Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C), as well as certain private funds.  These fees fluctuate with both the level of average assets under management and the relative mix of assets between share classes. Underwriter commissions are earned on the sale of shares of the Company’s sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on fee-based accounts. Underwriter commissions fluctuate with both the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution and underwriter fees decreased by 7 percent in fiscal 2005 compared to the same period a year ago, primarily reflecting a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 23 percent year-over-year in fiscal 2005, principally as a result of net redemptions in the asset class over the last twelve months. The decrease in average Class B share assets under management was in contrast to a 10 percent increase in average Class C share and private fund assets under management. As noted above, Class C shares and certain private funds are also subject to distribution fees.

Distribution and underwriter fees increased by 2 percent in fiscal 2004 over the same period a year earlier, primarily reflecting an increase in average assets under management of fund Class C shares and certain private funds, offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management,” average Class B share assets under management declined 15 percent over the same period a year earlier as a result of lower Class B share sales and the implementation of an 8-year Class B to Class A share conversion feature for certain of the Company’s mutual funds in the second quarter of fiscal 2004.

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

Service fee revenue increased by 14 percent in fiscal 2005 over the same period a year ago, primarily reflecting an 11 percent increase in average Class A, B, C and certain private fund assets under management. Service fee revenue increased by 23 percent in fiscal 2004, reflecting a 17 percent increase in average Class A, B, C and certain private fund assets under management.

Other revenue

Other revenue, which consists primarily of investment income related to two consolidated short-term income funds, shareholder service fees and realized and unrealized gains and losses on investments classified as trading, declined by 3 percent in fiscal 2005 over the same period a year ago. The decrease in other revenue can be attributed primarily to an increase in realized and unrealized losses on investments classified as trading.

In April 2005, the Company stopped consolidating the larger of the two short-term income funds when the Company’s investment dropped below 50 percent of the total net asset value of the fund. Effective April 1, 2005, the Company’s investment in the deconsolidated fund was accounted for under the equity method.

Other revenue includes $2.0 million of investment income related to the deconsolidated fund for the fiscal year ended October 31, 2005 and $2.0 million for the fiscal year ended October 31, 2004.

Other revenue increased by 25 percent in fiscal 2004 over the same period a year earlier, primarily due to the effect of consolidating the larger of the two short-term income funds beginning in the second quarter of fiscal 2003.

Expenses

Operating expenses increased by 12 percent in fiscal 2005 and 22 percent in fiscal 2004 because of increases in compensation, service fees, distribution and other expenses.

	For the Years Ended
(in thousands)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
Compensation of officers and employees	$177,856	$150,489	$115,429	18%	30%
Amortization of deferred sales commissions	63,535	81,202	85,192	-22%	-5%
Service fee expense	86,197	76,620	64,285	12%	19%
Distribution expense	103,447	81,559	54,790	27%	49%
Other expenses	61,726	49,381	40,293	25%	23%
Total expenses	$492,761	$439,251	$359,989	12%	22%

Compensation of officers and employees

Compensation expense increased by 18 percent and 30 percent in fiscal 2005 and fiscal 2004, respectively, over the same periods a year earlier. The increase in compensation expense in fiscal 2005 can be primarily attributed to a 10 percent increase in headcount, higher operating income-based employee bonus accruals, higher marketing incentives associated with the Company’s separately managed account business, and higher marketing incentives associated with the increase in long-term fund sales. The 10 percent increase in headcount in fiscal 2005 reflects additions to the Company’s investment management, marketing and operational teams to support the significant growth in assets under management as well as the build-out of the Company’s institutional sales team.

The increase in compensation expense in fiscal 2004 can be attributed to higher marketing incentives associated with a 35 percent increase in fund and retail managed account sales, including the offering of $6.3 billion of new closed-end funds, the inclusion of Parametric Portfolio Associates employee compensation for a full fiscal year and higher operating income-based bonus accruals. Compensation costs of Parametric Portfolio Associates after its acquisition by the Company in September 2003 totaled $9.5 million in fiscal 2004 and $1.1 million in fiscal 2003.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 22 percent and 5 percent in fiscal 2005 and 2004, respectively, over the same periods a year earlier. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In both fiscal 2005 and 2004, increases in Class C share and private fund sales were offset by a decrease in Class B share sales. As amortization expense is a function of the Company’s product mix, a continuing shift away from Class B sales and assets to other classes over time will most likely result in further reductions in amortization expense.

Service fees

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 12 percent in fiscal 2005 and 19 percent in fiscal 2004, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners.  Distribution expense increased by 27 percent in fiscal 2005 and 49 percent in fiscal 2004, largely as a result of increases in closed-end fund assets and other assets subject to third-party distribution and revenue-sharing arrangements.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 25 percent in fiscal 2005 over the same period a year ago, primarily reflecting increases in fund-related expenses and the amortization of intangible assets. The increase in fund-related expenses can be attributed to costs borne by the Company to support product development prior to new product launch and payments made to external investment advisers for subadvisory services provided. The increase in the amortization of intangible assets can be attributed to a $0.9 million impairment loss recognized in the second quarter of fiscal 2005 relating to terminations of management contracts acquired by a majority-owned subsidiary in fiscal 2003.

Other expenses increased by 23 percent in fiscal 2004, primarily as a result of including the facilities, information technology, consulting and amortization expenses of Parametric Portfolio Associates following its acquisition by the Company in the fourth quarter of fiscal 2003.

Other Income and Expense

	For the Years Ended
(in thousands)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003

Interest income	$4,354	$2,799	$4,848	56%	-42%
Interest expense	(1,464)	(5,898)	(5,761)	-75%	2%
Gain on investments	38	275	2,346	-86%	-88%
Foreign currency gain (loss)	(32)	(85)	18	-62%	NM
Impairment loss on investments	(2,120)	—	—	NM	NM
Total other income (expense)	$776	$(2,909)	$1,451	NM	NM

Interest income increased by 56 percent in fiscal 2005 over the same period a year ago, primarily due to an increase in short-term interest rates offset by a decrease in interest income earned on the Company’s minority equity investments in three collateralized debt obligation entities.

Interest income earned on investments classified as available-for-sale is included in interest income. Interest and dividend income earned by the Company’s consolidated funds, which invest in short-term debt instruments, is recorded in other revenue. Effective April 1, 2005, the Company stopped consolidating one of two consolidated funds and adopted the equity method of accounting for this investment. Investment income earned by the deconsolidated fund is included in equity in net income of affiliates for the period April 1, 2005 through October 31, 2005.

Interest expense decreased by 75 percent in fiscal 2005 over the same period a year ago, primarily reflecting a decrease in average long-term debt balances. The decrease in average long-term debt balances is attributed to the retirement of Eaton Vance Management’s (“EVM’s”) 6.22 percent notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004.

Interest expense increased by 2 percent in fiscal 2004 over the same period a year earlier, reflecting the recognition of additional interest expense ($0.2 million) in conjunction with the Company’s Internal Revenue Service audits for the fiscal years ended October 31, 1999 and 2000, offset by a decrease in average long-term debt balances as described above.

In fiscal 2005, the Company recognized a $2.1 million impairment loss related to its investment in a collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments. The Company continues to earn management fees on the underlying collateral pool.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) increased to 37 percent in fiscal 2005 from 35 percent in fiscal 2004. The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions taken by the Company, or applicable law may not be clear. The Company periodically reviews these tax positions and provides for and adjusts as necessary estimated liabilities relating to such positions as part of its overall tax provision. During the year ended October 31, 2005, the Company increased its provision for income taxes by $1.9 million related to uncertain tax positions.

In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans.  The new tax regulation, which allowed for the immediate deduction of these commissions when paid, was applied prospectively to such commissions paid in fiscal year 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002. Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in fiscal 2004. The change in tax accounting treatment did not require amendments to prior year returns and had no impact on the Company’s effective tax rate. As discussed in “Changes in Financial Condition and Liquidity and Capital Resources,” deferred income taxes increased by approximately 74 percent in fiscal 2004 as a result of the change in tax accounting treatment.

Minority Interest

Minority interest increased by 10 percent in fiscal 2005, primarily due to the increased profitability of two of the Company’s majority-owned subsidiaries, Atlanta Capital and Parametric Portfolio Associates. Minority interest increased by 186 percent in fiscal 2004, primarily due to the increased minority interest of unaffiliated investors in the Company’s consolidated short-term income funds, the acquisition of

Parametric Portfolio Associates in September of 2003 and the increased profitability of the Company’s other majority owned subsidiaries over the prior year. As noted in “Other Revenue,” the Company stopped consolidating one of the two consolidated short-term income funds in the second quarter of fiscal 2005.

Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. The short-term income funds consolidated by the Company are registered investment companies that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, decreased by 4 percent in fiscal 2005, largely as a result of calendar year-end bonuses paid and expensed by Lloyd George Management in December 2004.  Equity in net income of affiliates reflects the Company’s 20 percent minority equity interest in Lloyd George Management as well as the Company’s 30 percent minority equity interest in the Eaton Vance Short-term Income Fund.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on October 31, 2005, 2004 and 2003 and for the years then ended:

	For the years ended
(in thousands)	October 31,			2005 vs. 2004	2004 vs. 2003
	2005	2004	2003
Balance sheet data:
Cash and cash equivalents	$146,389	$147,137	$138,328	-1%	6%
Short-term investments	127,858	210,429	104,484	-39%	101%
Long-term investments	61,766	36,895	36,490	67%	1%
Deferred sales commissions	126,113	162,259	199,322	-22%	-19%

Current portion of long-term debt	—	—	7,143	NM	-100%
Long-term debt	75,467	74,347	118,736	2%	-37%
Deferred income taxes	51,147	57,644	33,203	-11%	74%

Cash flow data:
Operating cash flows	$107,594	$117,085	$43,809	-8%	167%
Investing cash flows	(30,276)	(2,635)	25,895	NM	-110%
Financing cash flows	(77,990)	(105,723)	(75,516)	26%	-40%

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments consist principally of investments in the Company’s sponsored money market and short-term income funds. The decrease in short-term investments can be attributed to the deconsolidation of the larger of two majority-owned short-term income funds in April of 2005. The Company’s investment in this previously consolidated fund, net of previously recorded minority interest, remains in short-term investments and is accounted for under the equity method of accounting. Long-term investments consist principally of investments in certain of the Company’s sponsored mutual funds and minority equity investments in collateralized debt obligation entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 22 percent in fiscal 2005 and 19 percent in fiscal 2004, primarily reflecting the decline in Class B share sales and assets over the last two fiscal years. Deferred income taxes, which relate principally to deferred sales commissions, also decreased by 11 percent in fiscal 2005. Deferred income taxes increased by 74 percent in fiscal 2004, reflecting a change in the federal tax treatment of deferred sales commissions in fiscal 2004. The change in the timing of the deduction of sales commission payments had the effect of increasing deferred income taxes and reducing current income tax payments in fiscal 2004.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligations

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases – facilities and equipment	$37.6	$7.7	$15.4	$6.9	$7.6

Excluded from the table above are future payments to be made by the Company to purchase the minority interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 11 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with certainty.  However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of operating cash in future years.

Also excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued 314,000 Notes due August 13, 2031 in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 28.7314 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes on or after August 13, 2006 at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five-year intervals thereafter until maturity or in the event that  the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both, at the Company’s election.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On October 31, 2005, the contingent conversion price for the Company’s non-voting common stock was $28.01. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. On October 31, 2005, 110,945 Notes remained outstanding ($110.9 million principal amount at maturity).

On December 21, 2004, the Company executed a new revolving credit facility with several banks.  The facility, which expires on December 21, 2009, provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At October 31, 2005, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $107.6 million, $117.1 million and $43.8 million in the fiscal years ended October 31, 2005, 2004 and 2003, respectively. The decrease in cash provided by operating activities in fiscal 2005 can be attributed to a change in the timing of advisory, administration, distribution and service fee payments by the Company’s sponsored funds. Prior to July 31, 2005, the sponsored funds made all fee payments on the last business day of the month. Effective July 31, 2005, the sponsored funds pay all fees on the third business day of the following month. As a result, investment adviser fees and other receivables increased at October 31, 2005 and cash and cash equivalents decreased in comparison to October 31, 2004. The decrease in operating cash flows can also be attributed to a decrease in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds in fiscal 2005, which regularly purchase and sell short-term debt instruments. Net cash used in the purchase and sale of trading securities totaled $68.8 million, $105.8 million and $103.4 million in fiscal 2005, 2004 and 2003, respectively.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds decreased by $16.9 million in fiscal 2005 and $6.1 million in fiscal 2004 due primarily to a decline in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Deferred income taxes reduced operating cash flows by $7.9 million in fiscal 2005. In fiscal 2004, deferred income taxes contributed $24.1 million to operating cash flows, primarily as a result of the change in the tax treatment of deferred sales commissions paid as described in “Income Taxes.” In fiscal 2003, prior to the change in the tax treatment, deferred income taxes reduced operating cash flows by $16.2 million.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments in the Company’s sponsored mutual funds. Cash provided by (used for) investing activities totaled ($30.3) million, ($2.6) million and $25.9 million in fiscal 2005, 2004 and 2003, respectively. The increase in cash used for investing activities in fiscal 2005 reflects the Company’s investment in certain sponsored funds. The decrease in cash provided by investing activities in fiscal 2004 reflects the Company’s sale of certain available-for-sale securities in fiscal 2003 and the investment of those proceeds in two consolidated mutual funds (see discussion of purchase and sale of trading securities described in “Operating Cash Flows”).

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s two consolidated mutual fund subsidiaries (one of which was deconsolidated in April of 2005)

and cash paid to meet redemptions by minority shareholders of these mutual fund subsidiaries.  Cash used for financing activities totaled $78.0 million, $105.7 million and $75.5 million in fiscal 2005, 2004 and 2003, respectively, reflecting net proceeds from the issuance of the Company’s mutual fund subsidiaries’ capital stock of $84.6 million, $58.8 million and $3.9 million in fiscal 2005, 2004 and 2003, respectively.

The Company repaid $53.2 million and $18.0 million in long-term debt in fiscal 2004 and 2003, respectively. The Company made no long-term debt payments in fiscal 2005. Debt repayments in fiscal 2004 included the retirement of EVM’s 6.22 percent senior loan and the repurchase of $46.0 million at accreted value of EVM’s zero-coupon exchangeable notes issued in August 2001. Debt repayments in fiscal 2003 included a principal installment of $7.1 million on EVM’s 6.22 percent senior loan and the retirement of $10.8 million of debt carried by Parametric Portfolio Associates at the date of acquisition.

In fiscal 2005, the Company repurchased a total of 5.4 million shares of its non-voting common stock for $132.6 million under its authorized repurchase program and issued 1.4 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $17.1 million. The Company has authorization to purchase an additional 5.3 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.34 in fiscal 2005, $0.28 in fiscal 2004 and $0.20 in fiscal 2003.  The Company increased its quarterly dividend by 25 percent to $0.10 per share in the fourth quarter of fiscal 2005.

On December 15, 2004 the Company’s Board of Directors authorized, and the Company’s voting shareholders approved, a two-for-one stock split of the Company’s outstanding common stock.  The split entitled each shareholder of record as of December 31, 2004 to receive one additional share of the same class for every one share of common stock held on the record date.

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

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end and bank loan interval funds reduce unamortized deferred sales commissions. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commission assets accordingly.

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The Company’s deferred taxes relate principally to capitalized sales commissions paid to broker/dealers. As noted previously, IRS regulations issued in 2004 provide that commission payments made after November 1, 2003 are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities and Eaton Vance Variable Leveraged Fund (collectively the “CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity.  At October 31, 2005, combined assets under management in the collateral pools of these CDO entities were approximately $1.9 billion. The Company had combined minority equity investments of $21.9 million in four of these entities on October 31, 2005.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $21.9 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at October 31, 2005.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors.  The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDOs it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are probable and reasonably estimable, and thus none have been recorded in the financial statements included in this report.

Accounting Developments

In June 2005, the FASB ratified the EITF’s consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus will not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123, “Accounting For Stock-Based Compensation,” requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s first fiscal quarter beginning November 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the years ended October 31, 2005, 2004 and 2003, diluted earnings per share would have been $0.99, $0.87 and $0.67, respectively.

In its calculations of stock option expense for the purposes of pro forma disclosure, the Company previously chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon implementation, if actual forfeitures of awards granted prior to the adoption of SFAS No. 123 as revised differ from the calculation of expected forfeitures for these awards, the Company will be required to recognize the difference in income as an adjustment to compensation cost.  The Company does not anticipate that this adjustment will be material to the Company’s consolidated financial statements.

In October 2004, the FASB ratified the consensus of the EITF regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus, which was effective for all reporting periods ending after December 15, 2004, required the restatement of diluted earnings per share for all prior periods presented. The retroactive application of EITF 04-08 had the effect of reducing the Company’s earnings per share by $0.02, $0.01 and $0.01 for the years ended October 31, 2005, 2004, and 2003, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity and bond prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $26.9 million at October 31, 2005, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point (0.50%) decline in interest rates would be approximately $0.7 million based on fixed-income and floating-rate bank loan income investments of $130.2 million as of October 31, 2005. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its issued debt instruments as the Company’s only funded debt instruments accrete interest at a fixed rate.

The Company’s primary exposure to credit risk arises from its minority equity interests in four CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.  As a minority equity investor in a CDO entity, the Company is entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $21.9 million at October 31, 2005, which represents the total value at risk with respect to such entities as of October 31, 2005.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Competitive Conditions and Risk Factors” in Item 1A, declines of financial market values will negatively impact the Company’s revenue and net income.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2005, 2004 and 2003

Contents	Page number reference

Consolidated Financial Statements of Eaton Vance Corp.:
Consolidated Statements of Income for each of the three years in the period ended October 31, 2005	36
Consolidated Balance Sheets as of October 31, 2005 and 2004	37
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended October 31, 2005	38
Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2005	40
Notes to Consolidated Financial Statements	41
Report of Independent Registered Public Accounting Firm	61

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share figures)	2005	2004	2003

Revenue:
Investment adviser and administration fees	$503,085	$413,102	$296,344
Distribution and underwriter fees	139,043	150,018	146,907
Service fees	104,644	92,087	74,605
Other revenue	6,403	6,606	5,277
Total revenue	753,175	661,813	523,133

Expenses:
Compensation of officers and employees	177,856	150,489	115,429
Amortization of deferred sales commissions	63,535	81,202	85,192
Service fee expense	86,197	76,620	64,285
Distribution expense	103,447	81,559	54,790
Other expenses	61,726	49,381	40,293
Total expenses	492,761	439,251	359,989

Operating income	260,414	222,562	163,144

Other Income (Expense):
Interest income	4,354	2,799	4,848
Interest expense	(1,464)	(5,898)	(5,761)
Gain on investments	38	275	2,346
Foreign currency gain (loss)	(32)	(85)	18
Impairment loss on investments	(2,120)	—	—

Income before income taxes, minority interest and equity in net income of affiliates	261,190	219,653	164,595

Income taxes	(97,500)	(77,434)	(57,050)

Minority interest	(5,037)	(4,559)	(1,593)

Equity in net income of affiliates, net of tax	1,231	1,283	171
Net income	$159,884	$138,943	$106,123

Earnings per share:
Basic	$1.21	$1.03	$0.77
Diluted	$1.13	$0.99	$0.75

Weighted average shares outstanding:
Basic	131,591	134,938	137,832
Diluted	141,632	144,313	145,917

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share figures)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$146,389	$147,137
Short-term investments	127,858	210,429
Investment adviser fees and other receivables	83,868	32,249
Other current assets	10,473	4,861
Total current assets	368,588	394,676

Other Assets:
Deferred sales commissions	126,113	162,259
Goodwill	89,634	89,281
Other intangible assets, net	40,644	43,965
Long-term investments	61,766	36,895
Equipment and leasehold improvements, net	12,764	12,413
Other assets	3,035	4,077
Total other assets	333,956	348,890
Total assets	$702,544	$743,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$62,880	$52,299
Accounts payable and accrued expenses	27,987	23,789
Dividend payable	12,952	10,660
Other current liabilities	12,538	7,451
Total current liabilities	116,357	94,199

Long-Term Liabilities:
Long-term debt	75,467	74,347
Deferred income taxes	51,147	57,644
Total long-term liabilities	126,614	131,991
Total liabilities	242,971	226,190

Minority interest	4,620	67,870
Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 129,243,023 and 133,271,560 shares, respectively	505	521
Notes receivable from stock option exercises	(2,741)	(2,718)
Deferred compensation	(2,600)	(2,400)
Accumulated other comprehensive income	2,566	1,854
Retained earnings	457,222	452,248
Total shareholders’ equity	454,953	449,506
Total liabilities and shareholders’ equity	$702,544	$743,566

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Continued)

(in thousands)	Common and Non-Voting Common Shares	Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises

Balance, October 31, 2002	138,514	$1	$540	$—	$(3,530)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized losses on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.20 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	848	—	3	5,753	(219)
Under employee stock purchase plan	162	—	1	2,099	—
Under employee incentive plan	120	—	—	1,581	—
Tax benefit of stock option exercises	—	—	—	487	—
Repurchase of non-voting common stock	(2,834)	—	(11)	(9,920)	—
Principal repayments	—	—	—	—	754
Compensation expense related to restricted stock issuance	—	—	—	—	—
Balance, October 31, 2003	136,810	1	533	—	(2,995)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.28 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	878	—	3	8,194	(577)
Under employee stock purchase plan	140	—	1	2,024	—
Under employee incentive plan	108	—	1	1,695	—
Under restricted stock plan	171	—	1	2,999	—
Tax benefit of stock option exercises	—	—	—	1,865	—
Repurchase of non-voting common stock	(4,526)	—	(18)	(16,777)	—
Principal repayments	—	—	—	—	854
Compensation expense related to restricted stock issuance	—	—	—	—	—
Balance, October 31, 2004	133,581	1	521	—	(2,718)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.34 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	1,075	—	4	12,623	(615)
Under employee stock purchase plan	134	—	1	2,424	—
Under employee incentive plan	126	—	—	2,641	—
Under restricted stock plan	46	—	—	1,000	—
Tax benefit of stock option exercises	—	—	—	3,542	—
Repurchase of non-voting common stock	(5,409)	—	(21)	(22,230)	—
Principal repayments	—	—	—	—	592
Compensation expense related to restricted stock issuance	—	—	—	—	—
Balance, October 31, 2005	129,553	$1	$505	$—	$(2,741)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Concluded)

		Accumulated Other		Total
	Deferred	Comprehensive	Retained	Shareholders’	Comprehensive
(in thousands)	Compensation	Income (Loss)	Earnings	Equity	Income (Loss)

Balance, October 31, 2002	$(2,100)	$2,585	$374,806	$372,302
Net income	—	—	106,123	106,123	$106,123
Other comprehensive income:
Unrealized losses on investments, net of tax	—	(1,381)	—	(1,381)	(1,381)
Foreign currency translation adjustments, net of tax	—	41	—	41	41
Total comprehensive income					$104,783
Dividends declared ($0.20 per share)	—	—	(27,499)	(27,499)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	5,537
Under employee stock purchase plan	—	—	—	2,100
Under employee incentive plan	—	—	—	1,581
Tax benefit of stock option exercises	—	—	—	487
Repurchase of non-voting common stock	—	—	(34,937)	(44,868)
Principal repayments	—	—	—	754
Compensation expense related to restricted stock issuance	1,100	—	—	1,100
Balance, October 31, 2003	(1,000)	1,245	418,493	416,277
Net income	—	—	138,943	138,943	$138,943
Other comprehensive income:
Unrealized gains on investments, net of tax	—	558	—	558	558
Foreign currency translation adjustments, net of tax	—	51	—	51	51
Total comprehensive income					$139,552
Dividends declared ($0.28 per share)	—	—	(36,962)	(36,962)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	7,620
Under employee stock purchase plan	—	—	—	2,025
Under employee incentive plan	—	—	—	1,696
Under restricted stock plan	(3,000)	—	—	—
Tax benefit of stock option exercises	—	—	—	1,865
Repurchase of non-voting common stock	—	—	(68,226)	(85,021)
Principal repayments	—	—	—	854
Compensation expense related to restricted stock issuance	1,600	—	—	1,600
Balance, October 31, 2004	(2,400)	1,854	452,248	449,506
Net income	—	—	159,884	159,884	$159,884
Other comprehensive income:
Unrealized gains on investments, net of tax	—	760	—	760	760
Foreign currency translation adjustments, net of tax	—	(48)	—	(48)	(48)
Total comprehensive income					$160,596
Dividends declared ($0.34 per share)	—	—	(44,539)	(44,539)
Issuance of non-voting common stock:
On exercise of stock options	—	—	—	12,012
Under employee stock purchase plan	—	—	—	2,425
Under employee incentive plan	—	—	—	2,641
Under restricted stock plan	(1,000)	—	—	—
Tax benefit of stock option exercises	—	—	—	3,542
Repurchase of non-voting common stock	—	—	(110,371)	(132,622)
Principal repayments	—	—	—	592
Compensation expense related to restricted stock issuance	800	—	—	800
Balance, October 31, 2005	$(2,600)	$2,566	$457,222	$454,953

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2005	2004	2003
Cash and cash equivalents, beginning of year	$147,137	$138,328	$144,078
Cash Flows From Operating Activities:
Net income	159,884	138,943	106,123
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on long-term investments	2,120	—	—
(Gain) loss on investments	192	(326)	(2,039)
Equity in net income of affiliates	(1,958)	(2,005)	(263)
Dividends received from affiliate	875	438	394
Minority interest	5,037	4,559	1,593
Interest on long-term debt and amortization of debt issuance costs	1,282	2,969	2,100
Deferred income taxes	(7,910)	24,133	(16,234)
Tax benefit of stock option exercises	3,542	1,865	487
Compensation related to restricted stock issuance	800	1,600	1,100
Depreciation and other amortization	6,830	6,627	5,468
Amortization of deferred sales commissions	63,540	81,202	85,192
Payment of capitalized sales commissions	(46,950)	(63,830)	(69,949)
Contingent deferred sales charges received	19,548	19,691	24,483
Proceeds from sale of trading investments	88,762	19,177	43,487
Purchase of trading investments	(157,562)	(125,015)	(146,923)
Changes in assets and liabilities:
Investment adviser fees and other receivables	(52,356)	(6,327)	(4,039)
Other current assets	(4,643)	(1,329)	2,315
Other assets	2,688	(1,338)	1,262
Accrued compensation	10,583	16,960	2,325
Accounts payable and accrued expenses	8,199	(33)	7,121
Other current liabilities	5,091	(876)	(194)
Net cash provided by operating activities	107,594	117,085	43,809
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(3,397)	(3,600)	(1,090)
Net (increase) decrease in notes and receivables from affiliates	592	854	754
Acquisition of subsidiary, net of cash acquired	—	—	(16,689)
Purchase of minority members’ interest	(360)	—	—
Purchase of management contracts	(463)	(801)	(1,925)
Proceeds from sale of available-for-sale investments	1,441	3,279	54,960
Purchase of available-for-sale investments	(28,089)	(2,367)	(10,116)
Net cash provided by (used for) investing activities	(30,276)	(2,635)	25,894
Cash Flows From Financing Activities:
Distributions to minority shareholders	(4,379)	(3,169)	(992)
Long-term debt issuance costs	(428)	—	—
Repayment of debt	—	(53,171)	(17,975)
Proceeds from issuance of non-voting common stock	17,078	11,341	9,219
Repurchase of non-voting common stock	(132,622)	(85,021)	(44,868)
Dividends paid	(42,248)	(34,491)	(24,832)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	151,500	76,818	22,000
Redemption of mutual fund subsidiary’s capital stock	(66,891)	(18,030)	(18,067)
Net cash used for financing activities	(77,990)	(105,723)	(75,515)
Effect of currency rate changes on cash and cash equivalents	(76)	82	62
Net increase (decrease) in cash and cash equivalents	(748)	8,809	(5,750)
Cash and cash equivalents, end of year	$146,389	$147,137	$138,328
Supplemental Cash Flow Information:
Interest paid	$182	$3,589	$3,101
Income taxes paid	$100,702	$54,344	$70,183
Supplemental Non-Cash Flow Information –
Exercise of stock options through issuance of notes receivable	$615	$577	$219

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

Effective April 1, 2005, the Company’s percentage ownership in one of two consolidated short-term income mutual funds dropped below 50 percent.  As a result, the Company adopted the equity method of accounting for this investment and deconsolidated the fund.  The decreases in short-term investments and minority interest as of October 31, 2005 can be attributed to the deconsolidation of the fund.  Deconsolidation of the fund had no effect on the net book value of the Company.

Reclassification and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications were limited to presenting the Company’s interest in net income of affiliates below minority interest and net of related tax expense.  There was no effect on reported net income, cash flows or financial position.

The number of shares used for purposes of calculating earnings per share and all other share and per share data has been adjusted for all periods presented to reflect a two-for-one stock split effective January 14, 2005.

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

Investments

Marketable securities classified as available-for-sale consist primarily of investments in sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses are reported net of deferred tax as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains or losses are reflected as a component of gain (loss) on investments. The average cost method is used to determine the realized gain or loss on securities sold.

Marketable securities classified as trading consist primarily of investments in short-term debt instruments and sponsored funds and are carried at fair value based on quoted market prices. Net unrealized holding gains or losses, as well as realized gains or losses, are reflected as a component of other revenue. The average cost method is used to determine the realized gain or loss on securities sold except for those securities held by the Company’s consolidated short-term income funds, which use the first-in-first-out method to determine the realized gain or loss on securities sold.

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

Investments in the equity of collateralized debt obligation entities (“CDOs”) are carried at fair value based on discounted cash flows. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. In fiscal 2005, the Company recognized $2.1 million in impairment losses related to its investments in CDO entities.

Certain other investments are carried at the lower of cost or management’s estimate of net realizable value owing primarily to restrictions on resale of the investments.

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds, bank loan interval funds and private funds are generally capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end, bank loan interval and private funds reduce unamortized deferred sales commissions.

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

Identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. Identifiable intangible assets with indefinite useful lives are not amortized, but are tested at least annually for impairment. Identifiable intangible assets with discrete useful lives are amortized on a straight-line basis over their weighted average lives, and are tested for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

Equipment and Leasehold Improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Debt Issuance Costs

Deferred debt issuance costs are amortized on a straight-line basis over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

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

Interest income is accrued as earned.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. Deferred taxes relate principally to capitalized sales commissions paid to brokers and dealers. In January 2004, the Internal Revenue Service issued a new regulation that changed the tax treatment of deferred sales commissions recoverable pursuant to Rule 12b-1 plans. The new tax regulation, which allows for the immediate deduction of these commissions when paid, has been applied prospectively to such commissions paid in fiscal year 2004 and retroactively to such commissions paid during fiscal years 2003 and 2002.  Sales commission payments made in fiscal years 2003 and 2002 were previously capitalized for tax purposes and deducted over their useful lives. Unamortized balances relating to fiscal years 2003 and 2002 were deducted for tax purposes in fiscal 2004. This change in tax accounting treatment will not require amendments to prior year returns and had no impact on the Company’s effective tax rate.

Earnings Per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period less non-vested restricted stock. Diluted earnings per share are based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and non-vested restricted stock using the treasury stock method and contingently convertible debt using the if-converted method.

Stock-Based Compensation

The Company uses the intrinsic value method as described in Accounting Principles Board (“APB”) Opinion No. 25 to measure employee stock-based compensation. Under this method, compensation expense is measured as the difference between the current value of the shares involved and the price the employee is required to pay on grant date, if any. Compensation expense is generally measured on the date the awards are granted and recognized over the vesting period, which approximates the anticipated service period. At October 31, 2005, the Company has four stock-based compensation plans, which are described more fully in Note 9.  Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value method as described in SFAS No. 123, the Company’s net income and earnings per share for the years ended October 31, 2005, 2004 and 2003 would have been reduced to the following pro forma amounts:

(in thousands, except per share figures)	2005	2004	2003

Net income as reported	$159,884	$138,943	$106,123
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	502	1,024	715
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(21,680)	(18,005)	(12,028)
Pro forma net income	$138,706	$121,962	$94,810

Earnings per share:
Basic – as reported	$1.21	$1.03	$0.77
Basic – pro forma	$1.05	$0.90	$0.69
Diluted – as reported	$1.13	$0.99	$0.75
Diluted – pro forma	$0.99	$0.87	$0.67

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

2.              Accounting Developments

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force’s (“EITF’s”) consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus will not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.

In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company intends to apply the modified version of retrospective application for periods prior to the required effective date and will adjust results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The revised statement is effective for the Company’s first fiscal quarter beginning November 1, 2005. Had the Company implemented the provisions of SFAS No. 123 as revised for the years ended October 31, 2005, 2004 and 2003, diluted earnings per share would have been $0.99, $0.87 and $0.67, respectively, compared to diluted earnings per share of $1.13, $0.99 and $0.75 for the same periods.

In its calculations of stock option expense for the purposes of pro forma disclosure, the Company previously chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon implementation, if actual forfeitures of awards granted prior to the adoption of SFAS No. 123 as revised differ from the calculation of expected forfeitures for these awards, the Company will be required to recognize the difference in income as an adjustment to compensation cost.  The Company does not anticipate that this adjustment will be material to the Company’s consolidated financial statements.

In October 2004, the FASB ratified the consensus of the EITF regarding the effect of contingently convertible debt on diluted earnings per share. EITF 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” states that any shares of common stock that may be issued to settle contingently convertible securities must be considered issued in the calculation of diluted earnings per share, regardless of whether the market price trigger (or other contingent feature) has been met. The consensus, which was effective for all reporting periods ending after December 15, 2004,  required the restatement of diluted earnings per share for all prior periods presented. The retroactive application of EITF 04-08 had the effect of reducing earnings per share by $0.02, $0.01 and $0.01 for the years ended October 31, 2005, 2004, and 2003, respectively.

3.              Acquisitions

On September 10, 2003, the Company acquired an 80 percent capital interest and an 81.2 percent profits interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) for an aggregate initial payment of $28.0 million in cash. Beginning January 1, 2006, certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase an additional 8.6 percent of the capital of Parametric Portfolio Associates over a three-year period. Beginning January 1, 2008, certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period. The price for acquiring the remaining capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in the previous calendar year. Any additional payments made will be treated as additional purchase price for accounting purposes.

In fiscal 2001, the Company acquired majority interests in Atlanta Capital Management, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”). Atlanta Capital’s principals held 30 percent of the equity of Atlanta Capital at closing.  Atlanta Capital’s minority shareholders have the right to sell and the Company has the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period beginning January 1, 2005 at a price based on a multiple of earnings before taxes in the previous calendar year.  In June 2005, the minority shareholders of Atlanta Capital exercised a put option whereby units representing a 0.4 percent ownership interest in Atlanta Capital were sold to the Company.  As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 70.4 percent and the Company treated the $0.4 million paid as additional purchase price for accounting purposes.

Fox Asset Management’s principals held 20 percent of the equity of Fox Asset Management at closing. Beginning January 1, 2008, Fox Asset Management’s minority shareholders will have the right to sell and the Company will have the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period at a price based on a multiple of earnings before interest and taxes in the previous calendar year. Any additional payments made to the minority shareholders of either Atlanta Capital or Fox Asset Management will be treated as additional purchase price for accounting purposes.

4.              Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended October 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Balance, beginning of period	$89,281	$88,879
Goodwill acquired	353	402
Balance, end of period	$89,634	$89,281

The adjustment to goodwill in fiscal 2005 reflects the put exercised by Atlanta Capital in June 2005.  The adjustment to goodwill in fiscal 2004 reflects additional direct costs recognized in connection with the Parametric Portfolio Associates acquisition in fiscal 2003.

The following is a summary of other intangible assets at October 31, 2005 and 2004:

2005

(in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Client relationships and technology acquired	15.3	$50,449	$11,116
Non-amortized intangible assets:
Mutual fund management contract acquired	—	1,311	—
Total		$51,760	$11,116

2004

(in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Client relationships and technology acquired	16.0	$49,986	$7,332
Non-amortized intangible assets:
Mutual fund management contract acquired	—	1,311	—
Total		$51,297	$7,332

In the second quarter of fiscal 2005, the Company recognized an impairment loss of $0.9 million relating to the loss of client relationships acquired by a majority-owned subsidiary in fiscal 2003. The impairment loss was computed by comparing the net present value of projected client cash flows to the carrying value of the intangible asset at April 30, 2005. The impairment loss is included in other expenses in the Company’s Consolidated Statements of Income for the year ended October 31, 2005.

During fiscal 2005, the Company acquired certain client relationships for $0.5 million.

Amortization expense was $3.8 million, $3.0 million and $2.1 million for the years ended October 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense
2006	$ 2,733
2007	$ 2,622
2008	$ 2,543
2009	$ 2,543
2010	$ 2,543

5.              Investments

The following is a summary of investments at October 31, 2005 and 2004:

(in thousands)	2005	2004

Short-term investments:
Sponsored funds	$—	$1,412
Short-term debt securities	10,199	209,017
Investment in affiliate	117,659	—
Total	$127,858	$210,429

Long-term investments:
Sponsored funds	$31,066	$13,164
Collateralized debt obligation entities	21,906	14,388
Investments in affiliates	7,875	8,424
Other investments	919	919
Total	$61,766	$36,895

Investments in sponsored funds and short-term debt securities

The following is a summary of the cost and fair value of investments in sponsored funds and short-term debt instruments at October 31, 2005, and 2004:

2005

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds – Long-term	$27,066	$4,048	$(48)	$31,066
Short-term debt securities	10,199	—	—	10,199
Total	$37,265	$4,048	$(48)	$41,265

2004

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds:
Short-term	$1,012	$400	$—	$1,412
Long-term	10,765	2,433	(34)	13,164
Short-term debt securities	209,025	21	(29)	209,017
Total	$220,802	$2,854	$(63)	$223,593

Gross unrealized gains and losses on investments in sponsored funds that are classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

Gross unrealized gains and losses on short-term debt securities that are classified as trading have been reported in income currently as a component of other revenue.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and short-term debt securities for the years ended October 31, 2005, 2004 and 2003:

(in thousands)	2005	2004	2003

Gains	$267	$476	$4,572
Losses	(44)	(186)	(2,199)
Net realized gain	$223	$290	$2,373

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s minority equity ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDO entities, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2005, combined assets under management in the collateral pools of these CDO entities were approximately $1.9 billion.  The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities was approximately $21.9 million, which is the carrying value of these investments at October 31, 2005. Investors in CDOs have no recourse against the Company for any losses sustained in the CDO structure.  Management has concluded that the Company is not required to consolidate any of the CDO entities in which it has a minority equity investment.

In fiscal 2005, the Company recognized a $2.1 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

The carrying value of $21.9 million and $14.4 million at October 31, 2005 and 2004, respectively, for the Company’s minority equity ownership interests in CDO entities is their estimated fair value.

Investments in affiliates

The Company has a 30 percent interest in the Eaton Vance Short-Term Income Fund (“EVSI”), an open-end mutual fund that invests in short-term debt securities.  In the second quarter of fiscal 2005, the Company deconsolidated EVSI when its investment in EVSI dropped below 50 percent and adopted the equity method of accounting for this investment. The Company elected to classify this investment as a short-term investment for reporting purposes due to the underlying nature of the securities in which the fund invests.  Deconsolidation of the fund had no effect on the net book value of the Company.  The Company’s investment in this fund was $117.7 million at October 31, 2005.  At October 31, 2005, the Company’s investment was less than its share of the underlying net assets by $0.1 million.

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages international equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $7.1 million and $8.1 million at October 31, 2005 and 2004, respectively. At October 31, 2005, the Company’s investment exceeded its share of the underlying net assets of LGM by $2.2 million. The Company does not amortize this excess.

The Company has equity interests in excess of 20 percent in various other investment partnerships and funds.  The Company’s investment in these affiliates totaled $0.7 million and $0.3 million at October 31, 2005 and October 31, 2004, respectively.

The Company reviews its equity method investments annually for impairment pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Other investments

Included in other investments are certain investments carried at cost totaling $0.9 million at both October 31, 2005, and 2004. Management believes that the fair value of these investments approximates their carrying value.

6.              Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2005 and 2004:

(in thousands)	2005	2004

Equipment	$20,155	$20,614
Leasehold improvements	10,478	10,394
Subtotal	30,633	31,008
Less: Accumulated depreciation and amortization	(17,869)	(18,595)
Equipment and leasehold improvements, net	$12,764	$12,413

Depreciation and amortization expense was $3.0 million, $3.6 million and $3.3 million for the years ended October 31, 2005, 2004 and 2003, respectively.

7.              Long-term Debt

The following is a summary of long-term debt at October 31, 2005 and 2004:

	2005		2004
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value

1.5% zero-coupon exchangeable senior notes due 2031	$75,467	$82,238	$74,347	$77,800

Zero-coupon Exchangeable Senior Notes

On August 13, 2001, the Company’s operating subsidiary, Eaton Vance Management (“EVM”), issued 314,000 zero-coupon exchangeable senior notes (“Notes”) due August 13, 2031 in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 28.7314 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes on or after August 13, 2006, at their accreted value. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five year intervals thereafter until maturity or in the event that the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock or a combination of both, at the Company’s election.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On October 31, 2005, the contingent conversion price for the Company’s non-voting common stock was $28.01. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both.

On August 14, 2004, EVM repurchased for cash $46.0 million of the Notes ($68.9 million principal amount at maturity).  The Company expensed approximately $1.0 million of deferred debt issuance costs in conjunction with the repurchase of Notes on August 14, 2004.

On October 31, 2005, 110,945 Notes remained outstanding ($110.9 million principal amount at maturity). Shares that may be issued in the event that the Notes are converted are included in the calculation of diluted earnings per share for all periods presented.

For fair value purposes, the Notes have been valued by discounting future cash flows using a market interest rate available for debt with similar terms and remaining maturity.

Corporate Credit Facility

In December 2004, the Company executed a revolving credit facility with several banks. Under this facility, the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At October 31, 2005, the Company had no borrowings outstanding under its revolving credit facility.

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

The Company leases certain office space and equipment under noncancelable operating leases. Rent expense under these leases in 2005, 2004 and 2003 amounted to $6.8 million, $6.6 million and $5.6 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount

2006	$7,740
2007	7,677
2008	7,735
2009	4,968
2010	1,971
2011 – thereafter	7,535
Total	$37,626

9.              Stock Plans

Stock Option Plan

The Company has a Stock Option Plan (“the 1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change in control of the Company, may accelerate the vesting of awards. A total of 29.4 million shares have been reserved for issuance under the 1998 Plan. Through October 31, 2005, options to purchase 28.7 million shares have been issued pursuant to this plan.

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

	2005		2004		2003
(share figures in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	20,020	$13.82	16,106	$12.40	12,254	$11.09
Granted	5,318	22.03	5,094	17.58	5,218	14.68
Exercised	(1,075)	11.75	(878)	9.34	(848)	6.79
Forfeited/Expired	(472)	18.15	(302)	15.00	(518)	13.50
Options outstanding, end of period	23,791	$15.66	20,020	$13.82	16,106	$12.40
Options exercisable, end of period	9,922	$12.25	7,210	$11.10	4,926	$9.66

Outstanding options to purchase shares of non-voting common stock issued under the 1998 Plan and predecessor plans are summarized as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices (share figures in thousands)	Shares Outstanding as of 10/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable as of 10/31/05	Weighted Average Exercise Price

$5.03	12	1.1	$5.03	12	$5.03
$5.20 – $5.73	1,338	1.0	5.73	1,338	5.73
$8.59 – $9.45	1,471	4.0	8.60	1,471	8.60
$10.58 – $12.27	2,733	5.0	12.22	2,148	12.21
$13.56 – $15.05	7,949	6.5	14.49	3,890	14.47
$15.77 – $17.51	4,794	7.9	17.46	941	17.46
$17.83 – $20.16	337	7.5	18.60	118	18.31
$21.96 – $22.58	5,026	9.0	21.96	4	21.96
$24.05 – $25.39	131	9.4	24.69	—	—
	23,791	6.7	$15.66	9,922	$12.25

In November 2005, the Company granted options for the purchase of an additional 4.3 million shares under the 1998 Plan at a price of $24.87.

The weighted average fair value of options granted on the date of grant using the Black-Scholes option pricing model was as follows:

	2005	2004	2003
Weighted average fair value of options granted	$7.98	$6.17	$5.38

Assumptions:
Dividend yield	1.61%	1.47%	1.38%
Volatility	28%	29%	30%
Risk-free interest rate	4.6%	4.1%	4.2%
Expected life of options	8 years	8 years	8 years

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s non-voting common stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse in three to seven years from date of grant. A total of 2,000,000 shares have been reserved under the plan.

In fiscal 2005 and 2004, 45,546 and 171,330 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $21.96 and $17.51 per share, respectively. No such shares were issued in fiscal 2003. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.8 million, $1.6 million and $1.1 million for the years ended October 31, 2005, 2004, and 2003, respectively, relating to shares issued in fiscal 2005 and prior years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 2005, 7.0 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the Company’s plan qualifies under Section 423.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative, a plan that qualifies under Section 423 of the United States Internal Revenue Code. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the offering period. Through October 31, 2005, 2.8 million shares have been issued pursuant to this plan. No compensation expense has been recorded for the discounted purchase price because the plan qualifies under Section 423.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan. The Plan is intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company.  As of October 31, 2005, 1.3 million options have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $2.7 million at October 31, 2005 and 2004.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 15).

10.       Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a profit sharing retirement plan for the benefit of substantially all employees. The Company has contributed $8.2 million, $7.2 million and $6.0 million for the years ended October 31, 2005, 2004, and 2003, respectively, representing 15 percent of eligible compensation for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limitations. The Company then matches each participant’s contribution on a dollar-for-dollar basis up to a maximum of $1,040. The Company’s expense under the plan was $0.5 million for each of the years ended October 31, 2005, 2004, and 2003, respectively.

Supplemental Profit Sharing Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the profit sharing retirement plan. No employee may receive combined contributions in excess of $31,500 per annum related to the Profit Sharing Retirement Plan and the Supplemental Profit Sharing Plan. The Company’s expense under the supplemental plan for each of the years ended October 31, 2005, 2004, and 2003 was $55,000, $48,000 and $94,000, respectively.

11.       Common Stock

All outstanding shares of the Company’s voting common stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the voting common stock. The trustees of the voting trust are all officers of the Company. Non-voting common shares do not have voting rights under any circumstances.

The Company’s current share repurchase program was announced on April 14, 2005.  The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws.  The Company’s stock repurchase plan is not subject to an expiration date.

In fiscal 2005, the Company purchased approximately 2.7 million shares of its non-voting common stock under this share repurchase authorization.  Approximately 5.3 million additional shares may be repurchased under the current authorization.  In addition, the Company purchased approximately 2.7 million shares of its non-voting common stock under the prior repurchase authorization dated October 22, 2003.  In total, the Company repurchased approximately 5.4 million non-voting common shares in fiscal 2005.

12.       Income Taxes

The provision for income taxes for the years ended October 31, 2005, 2004 and 2003 consists of the following:

(in thousands)	2005	2004	2003
Current:
Federal	$94,330	$48,081	$68,925
State	11,080	5,220	4,359
Deferred:
Federal	(6,951)	22,415	(14,750)
State	(959)	1,718	(1,484)
Total	$97,500	$77,434	$57,050

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities.  The significant components of deferred income taxes are as follows:

(in thousands)	2005	2004

Deferred tax assets:
Capital loss carryforward	$2,700	$2,844
Deferred rent	666	829
Differences between book and tax bases of investments	2,097	437
Differences between book and tax bases of accruals	—	2,011
Other	1,087	1,465
Gross deferred tax asset	6,550	7,586
Valuation allowance	(216)	(594)
Total deferred tax asset	$6,334	$6,992

Deferred tax liabilities:
Deferred sales commissions	$(44,002)	$(51,874)
Accretion on zero-coupon exchangeable notes	(2,206)	(3,746)
Differences between book and tax bases of goodwill and intangibles	(7,861)	(6,630)
Differences between book and tax bases of property	(844)	(1,231)
Unrealized net holding gains on investments	(1,509)	(1,092)
Total deferred tax liability	$(56,422)	$(64,573)
Net deferred tax liability	$(50,088)	$(57,581)

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2005 and 2004 as follows:

(in thousands)	2005	2004

Net current deferred tax asset, included in other current assets	$1,059	$63
Net non-current deferred tax liability	(51,147)	(57,644)
Net deferred tax liability	$(50,088)	$(57,581)

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.8	2.1	1.1
Minority interest	(0.7)	(0.7)	(0.3)
Other	0.2	(1.1)	(1.2)
Effective income tax rate	37.3%	35.3%	34.6%

The Company has recorded deferred income tax assets of $2.7 million and $0.3 million as of October 31, 2005, relating to $7.3 million in capital loss carryforwards and $6.6 million in state operating loss carryforwards, respectively. A $0.2 million valuation allowance has been established against the $0.3 million deferred tax asset associated with the state operating loss carryforwards, reflecting management’s belief that not all of the state operating loss carryforwards will be recoverable. All state operating loss carryforwards expire in fiscal 2006. No valuation allowance has been established against the deferred income tax asset associated with the capital loss carryforwards as management believes that this asset is fully recoverable.

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $3.5 million, $1.9 million and $0.5 million for the years ended October 31, 2005, 2004 and 2003, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state, and foreign tax laws.  In the ordinary course of business various taxing authorities may not agree with certain tax positions taken by the Company or applicable law may not be clear. The Company periodically reviews these tax positions and provides for and adjusts as necessary estimated liabilities relating to such positions as part of its overall tax provision. During the year ended October 31, 2005, the Company increased its provision for income taxes by $1.9 million related to uncertain tax positions.

13.       Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2005, 2004, and 2003 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount
2005
Unrealized gains on investments	$1,201	$(441)	$760
Foreign currency translation adjustments	(71)	23	(48)
Other comprehensive income/(loss)	$1,130	$(418)	$712

2004
Unrealized gains on investments	$885	$(327)	$558
Foreign currency translation adjustments	82	(31)	51
Other comprehensive income/(loss)	$967	$(358)	$609

2003
Unrealized losses on investments	$(2,149)	$768	$(1,381)
Foreign currency translation adjustments	62	(21)	41
Other comprehensive income/(loss)	$(2,087)	$747	$(1,340)

During the years ended October 31, 2005, 2004, and 2003, the Company reclassified gains of $0.2 million, $0.4 million and $2.7 million, respectively, from other comprehensive income to net income as gains and losses were realized upon the sale of available-for-sale securities.

Accumulated other comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income at October 31, 2005, and 2004 are as follows:

(in thousands)	2005	2004
Unrealized gains on investments, net of tax	$2,521	$1,761
Foreign currency translation adjustments, net of tax	45	93
Total	$2,566	$1,854

14.       Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the years ended October 31, 2005, 2004 and 2003:

(in thousands, except per share data)	2005	2004	2003
Net income - basic	$159,884	$138,943	$106,123
Interest adjustment related to contingently convertible debt, net of tax	740	3,245	3,032
Net income – diluted	$160,624	$142,188	$109,155

Weighted average shares outstanding – basic	131,591	134,938	137,832
Incremental common shares from stock options and restricted stock awards	6,853	4,640	2,918
Incremental common shares related to contingently convertible debt	3,188	4,735	5,167
Weighted average shares outstanding – diluted	141,632	144,313	145,917
Earnings per share:
Basic	$1.21	$1.03	$0.77
Diluted	$1.13	$0.99	$0.75

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 63,000, 78,000 and 210,000 for the years ended October 31, 2005, 2004 and 2003, respectively.

15.       Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at October 31, 2005 and 2004:

	2005		2004
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investments:
Sponsored funds	$31,066	$31,066	$14,576	$14,576
Short-term debt securities	10,199	10,199	209,017	209,017
Collateralized debt obligation entities	21,906	21,906	14,388	14,388
Investments in affiliates and other investments	126,453	126,453	9,343	9,343
Total	$189,624	$189,624	$247,324	$247,324
Notes receivable from stock option exercises	$2,741	$2,741	$2,718	$2,718
Long-term debt	$75,467	$82,238	$74,347	$77,800

Assumptions used in the determination of fair value have been described in Notes 5, 7 and 9.

16.       Regulatory Requirements

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $25.5 million, which exceeds its minimum net capital requirement of $1.3 million at October 31, 2005. The ratio of aggregate indebtedness to net capital at October 31, 2005 was .76-to-1.

17.       Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company:

(dollar figures in thousands)	2005	2004	2003

Tax-Managed Growth Portfolio and related funds:
Investment adviser and administration fees, underwriting commissions, distribution plan payments, contingent deferred sales charges and service fees	$190,461	$185,091	$161,544
Percent of revenue	25.3%	28.0%	30.9%

18.       Comparative Quarterly Financial Information (Unaudited)

	2005
(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$181,781	$182,504	$190,751	$198,139	$753,175
Operating income	$62,859	$61,450	$67,909	$68,196	$260,414
Net income	$38,409	$37,627	$41,199	$42,649	$159,884
Earnings per share:
Basic	$0.29	$0.28	$0.32	$0.33	$1.21
Diluted	$0.27	$0.27	$0.29	$0.31	$1.13

	2004
(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$156,973	$165,291	$165,943	$173,606	$661,813
Operating income	$50,103	$56,175	$55,398	$60,886	$222,562
Net income	$30,813	$35,169	$35,033	$37,928	$138,943
Earnings per share:
Basic	$0.23	$0.26	$0.26	$0.28	$1.03
Diluted	$0.22	$0.25	$0.25	$0.27	$0.99

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 11, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2005, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.  Internal control over financial reporting is the process designed and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected.  Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Furthermore, the effectiveness of internal controls can change with circumstances.

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2005 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2005.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon.  Deloitte & Touche LLP has also expressed an opinion on management’s assessment of and the effective operation of internal control over financial reporting as of October 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Eaton Vance Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2005 and our report dated January 11, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 11, 2006

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth the name, age and positions of each of the Company’s directors and executive officers at October 31, 2005:

Name	Age	Position

James B. Hawkes	63	Chairman of the Board, President and Chief Executive Officer
John G.L. Cabot	71	Director
Leo I. Higdon, Jr.	59	Director
Vincent M. O’Reilly	68	Director
Winthrop H. Smith, Jr.	56	Director
Ralph Z. Sorenson	72	Director
Thomas E. Faust Jr.	47	Director, Executive Vice President and Chief Investment Officer
Jeffrey P. Beale	49	Vice President and Chief Administrative Officer
Alan R. Dynner	65	Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton	39	Vice President and Chief Accounting Officer
William M. Steul	63	Vice President, Treasurer and Chief Financial Officer
Wharton P. Whitaker	60	Vice President and Chief Sales and Marketing Officer

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

Mr. Cabot has served as a Director of the Company since March 1989.  He is Chairman of the Nominating and Governance Committee and serves as a member of the Audit and Compensation Committees established by the Company’s Board of Directors.  Mr. Cabot is also a director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance Committee established by the Company’s Board of Directors.  Mr. Higdon has served as the president of the College of Charleston since September of 2001.  Prior to joining the College of Charleston, he served as the president of Babson College and as Dean of Business Administration at the Darden Graduate School of Business Administration at the University of Virginia.  Mr. Higdon is also a director of Chemtura Corp., HealthSouth Corp. and Newmont Mining.

Mr. O’Reilly has served as a Director of the Company since April 1998.  He is Chairman of the Audit Committee and serves as a member of the Executive and Nominating and Governance Committees established by the Company’s Board of Directors.  Mr. O’Reilly is a faculty member at the Carroll Graduate School of Management at Boston College.  He was formerly a partner of Coopers and Lybrand.   Mr. O’Reilly is a director of Teradyne, Inc.

Mr. Smith has served as a Director of the Company since April 2004.  He serves as a member of the Audit, Compensation, and Nominating and Governance Committees established by the Company’s Board of Directors.  Mr. Smith is a director of AGF Management Ltd.  He was formerly an executive vice president of Merrill Lynch & Co.

Dr. Sorenson has served as a Director of the Company since March 1989.  He serves as a member of the Audit, Compensation, and Nominating and Governance Committees established by the Company’s Board of Directors.  Dr. Sorenson also serves as the Company’s Lead Director.  Dr. Sorenson is managing general partner of the Sorenson Limited Partnership, a venture investment partnership, and is president emeritus of Babson College and professor emeritus of the University of Colorado.  Dr. Sorenson also is a director of Whole Foods Market, Inc.

Mr. Faust was elected a Director of the Company in January 2002 and has been Chief Investment Officer since November 2001 and Executive Vice President since January 2000. He was head of the Company’s equity investment group from February 1995 to October 2001 and was a Vice President of the Company from December 1987 to January 2000.  Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission and the New York Stock Exchange.  These persons and entities are required by Securities and Exchange Commission (“SEC”) regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2005.

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

The governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The governance guidelines were adopted by the Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the New York Stock Exchange (“NYSE”) listing standards and make other enhancements to the Company’s corporate governance policies, including creating the role of lead independent Director. Ralph Z. Sorensen serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of the non-management Directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management Directors, and leading the Board’s performance evaluation of the chief executive officer. The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The governance guidelines, as well as the charter for each committee of the Board, are available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Audit Committee

The Audit Committee assists the Company’s Board of Directors in its oversight of the quality and integrity of the accounting, audit and reporting practices of the Company.  The Audit Committee’s role includes assisting the Board of Directors in its oversight and evaluation of (1) the integrity of the Company’s financial reporting processes and resultant financial statements and the effectiveness of the independent audit thereof; (2) the Company’s compliance with legal and regulatory requirements; (3) the qualifications, independence, and performance of the Company’s independent registered public accounting firm; and (4) the performance of the Company’s internal audit function.  The Audit Committee relies on the expertise and knowledge of management, the internal auditor, and the independent registered public accounting firm in carrying out its oversight responsibilities.  The specific responsibilities of the Audit Committee are described in the Audit Committee Charter.  The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Nominating and Governance Committee

The principal function of the Nominating and Governance Committee is to assist the Board of Directors in its responsibilities relating to board membership.  The primary responsibilities of the Nominating and Governance Committee are to (1) identify and recommend qualified individuals to become Directors of the Company; (2) review with the Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees, (4) develop and recommend to the Board the corporate governance principles applicable to the Company; and (5) lead the Board of Directors in its annual review of its performance and the annual evaluation of the Company’s management.  The specific responsibilities and functions of the Nominating and Governance Committee are described in the Nominating and Governance Committee Charter.  The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Nominating and Governance Committee of the Board of Directors consists of John G.L. Cabot, Leo I. Higdon, Jr., Vincent M. O’Reilly, Winthrop H. Smith, Jr. and Ralph Z. Sorenson.  Mr. Cabot serves as Chairman.  Each member of the Nominating and Governance Committee is independent as defined under the rules of the NYSE and the SEC.

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

					Long Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Award	Securities Underlying Options	All Other Compensation (2)
		($)	($)	($)	($)	(#)	($)

James B. Hawkes	2005	636,500	4,950,000	4,667	—	341,600	32,540
President and Chief	2004	615,000	4,500,000	6,108	—	403,200	31,830
Executive Officer	2003	600,000	2,300,000	5,633	—	392,400	30,000

Thomas E. Faust Jr.	2005	424,500	3,850,000	47,435	—	273,200	32,540
Executive Vice President and	2004	410,000	3,500,000	44,977	—	322,600	31,830
Chief Investment Officer	2003	400,000	2,070,000	28,622	—	314,000	31,040

Alan R. Dynner	2005	297,000	1,100,000	4,667	—	68,400	32,540
Vice President and	2004	287,000	1,000,000	6,108	—	80,600	31,830
Chief Legal Officer	2003	280,000	475,000	5,633	—	78,400	31,040

William M. Steul	2005	297,000	825,000	4,667	—	68,400	32,540
Vice President and	2004	287,000	750,000	—	—	80,600	31,830
Chief Financial Officer	2003	280,000	450,000	—	—	78,400	31,040

Wharton P. Whitaker	2005	279,000	2,059,482	4,667	—	64,800	32,540
Vice President and	2004	269,575	1,928,056	6,108	—	71,600	31,830
Chief Sales and Marketing Officer	2003	263,000	1,482,551	5,633	—	78,400	31,040

(1)                The amounts appearing under “Other Annual Compensation” represent the discount on the purchase of the Company’s stock under the Company’s Employee Stock Purchase Plan and Incentive Plan - Stock Alternative.

(2)                The amounts appearing under “All Other Compensation” represent contributions by the Company to the Company’s profit sharing plan and 401(k) Plans.

Option Grants in Last Fiscal Year

The following table summarizes stock option grants during 2005 to the named executive officers:

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Granted	Year	($/Share)	Date	5% ($)	10% ($)

James B. Hawkes	341,600	6.4%	$21.96	11/1/2014	4,716,602	11,952,794
Thomas E. Faust Jr.	273,200	5.1%	$21.96	11/1/2014	3,772,177	9,559,436
Alan R. Dynner	68,400	1.3%	$21.96	11/1/2014	944,425	2,393,358
William M. Steul	68,400	1.3%	$21.96	11/1/2014	944,425	2,393,358
Wharton P. Whitaker	64,800	1.2%	$21.96	11/1/2014	894,718	2,267,392

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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock options exercised during 2005 and stock options held as of October 31, 2005 by the named executive officers.

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In- the-Money Options at Fiscal Year End (1)
Name	Acquired	Value	Exercisable	Un- exercisable	Exercisable	Un- exercisable
	on Exercise	Realized
	(#)	($)	(#)	(#)	($)	($)

James B. Hawkes	8,152	88,594	1,144,748	1,102,480	15,645,918	8,061,381
Thomas E. Faust Jr.	8,152	87,208	799,628	880,800	10,453,844	6,428,623
Alan R. Dynner	8,152	86,230	268,968	219,680	3,896,016	1,587,513
William M. Steul	8,152	78,567	228,528	219,680	3,121,364	1,577,515
Wharton P. Whitaker	25,572	413,052	103,168	208,880	1,113,588	1,513,813

(1)                Based on the fair market value of the Company’s Non-Voting Common stock on October 31, 2005 ($24.89) as reported on the New York Stock Exchange, less the option exercise price.

Compensation of Directors

Directors not otherwise employed by the Company receive a base retainer of $30,000 per year, $1,500 per Directors’ meeting, $1,000 per committee meeting, and $700 per teleconference.  The Lead Director receives an additional annual retainer of $25,000.  Directors serving as Chairmen of the Audit and Nominating and Governance Committees receive additional annual retainers of $20,000 and $5,000, respectively. Audit Committee members receive an additional annual retainer of $5,000. During the fiscal year ended October 31, 2005, John G.L. Cabot, Leo Higdon, Vincent M. O’Reilly, Winthrop H. Smith, Jr., and Ralph Z. Sorenson received $62,500, $49,200, $72,600, $57,600, and $82,900, respectively.  In addition, each Director was granted options for 12,000 shares.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(A) Common Stock

All outstanding shares of the Company’s Voting Common Stock, $0.00390625 par value (which is the only class of the Company’s stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of October 31, 2005) James B. Hawkes, Thomas E. Faust Jr., Alan R. Dynner, William M. Steul, Wharton P. Whitaker, Thomas J. Fetter, Duncan W. Richardson, Jeffery P. Beale, Scott H. Page, Payson F. Swaffield, and Michael W. Weilheimer.  The Voting Trust has a term that expires on October 31, 2006.  The Voting Trustees have unrestricted voting rights to elect the Company’s directors.  At October 31, 2005, the Company had outstanding 309,760 shares of Voting Common Stock.  Inasmuch as the eleven Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934.  The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement.  The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2005, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 309,760 shares of the Voting Common Stock then outstanding:

Title of Class	Name	Number of Shares of Voting Common Stock Covered by Receipts	% of Class
Voting Common Stock	James B. Hawkes	74,240	24%
Voting Common Stock	Thomas E. Faust Jr.	55,812	18%
Voting Common Stock	Alan R. Dynner	37,116	12%
Voting Common Stock	William M. Steul	37,116	12%
Voting Common Stock	Wharton P. Whitaker	37,116	12%
Voting Common Stock	Thomas J. Fetter	15,492	5%
Voting Common Stock	Duncan W. Richardson	15,492	5%
Voting Common Stock	Jeffrey P. Beale	9,344	3%
Voting Common Stock	Scott H. Page	9,344	3%
Voting Common Stock	Payson F. Swaffield	9,344	3%
Voting Common Stock	Michael W. Weilheimer	9,344	3%

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

(B) Non-Voting Common Stock

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever.  As of October 31, 2005, the officers and Directors of the Company, as a group, beneficially owned 13,800,005 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 10.3% percent of the 129,243,023 shares then outstanding plus 4,093,024 shares subject to options exercisable within 60 days and 1,320,731 held in the trust of the Stock Option Income Deferral Plan based solely upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company’s Non-Voting Common Stock (including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2005 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)		Percentage of Class (b)
Non-Voting Common Stock	James B. Hawkes	6,500,357	(c)(d)(f)	4.94
Non-Voting Common Stock	Thomas E. Faust Jr.	2,740,855	(c)(f)	2.10
Non-Voting Common Stock	Wharton P. Whitaker	1,565,577	(c)(f)	1.21
Non-Voting Common Stock	William M. Steul	847,136	(c)(f)	0.65
Non-Voting Common Stock	Alan R. Dynner	715,750	(c)	0.55
Non-Voting Common Stock	John G.L. Cabot	459,164	(c)(e)	0.36
Non-Voting Common Stock	Ralph Z. Sorenson	200,828	(c)	0.16
Non-Voting Common Stock	Leo I. Higdon	47,076	(c)	0.04
Non-Voting Common Stock	Vincent M. O’Reilly	39,846	(c)	0.03
Non-Voting Common Stock	Winthrop H. Smith, Jr.	6,000	(c)	0.01

(a)                Based solely upon information furnished by the individuals.

(b)               Based on 129,243,023 outstanding shares plus options exercisable within 60 days of 1,505,628 for Mr. Hawkes, 1,087,148 for Mr. Faust, 340,328 for Mr. Dynner, 299,888 for Mr. Steul, 172,008 for Mr. Whitaker, 56,044 for Mr. Sorenson, 43,044 for Mr. Higdon, 37,372 for Mr. O’Reilly, 31,844 for Mr. Cabot, and 6,000 for Mr. Smith.

(c)                Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

(d)               Includes 195,440 shares owned by Mr. Hawkes’ spouse and 124,760 shares held by Mr. Hawkes’ daughter.

(e)                Includes 64,000 shares held in a family limited partnership.

(f)                  Includes shares held in the trust of the Stock Option Income Deferral Plan of 949,222 shares for Mr. Hawkes, 223,080 shares for Mr. Faust, 84,568 shares for Mr. Steul, and 63,861 shares for Mr. Whitaker.

Item 13.  Certain Relationships and Related Transactions

(C) Indebtedness of Management

The Company has established an Employee Loan Program under which a maximum of $10 million is available to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of stock options for shares of the Company’s Non-Voting Common Stock.  Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option.   The Company ceased making new loans under a previous loan program to executive officers and Directors in conformity with a federal law effective July 30, 2002.  Loans outstanding under this program amounted to $2.7 million at October 31, 2005.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan program at any time since November 1, 2004, in an aggregate amount in excess of $60,000:

	Largest Amount of Loans Outstanding Since 11/1/2004	Loans Outstanding as of 10/31/05	Rate of Interest Charged on Loans as of 10/31/2005
Alan R. Dynner	$459,871	$449,879	4.96% - 4.98	%(1)
James B. Hawkes	$235,006	$203,931	4.83% - 6.47	%(2)
Jeffrey P. Beale	$86,016	$77,414	4.30%

(1)              4.96% interest payable on $359,946 principal amount and 4.98% interest payable on $89,933 principal amount.

(2)              4.83% interest payable on $116,532 principal amount, 6.32% interest payable on $46,613 principal amount and 6.47% interest payable on $40,786 principal amount.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2005 and 2004 and fees billed for other services rendered by Deloitte and Touche LLP during those periods.

Year ended October 31,	2005	2004

Audit fees	$1,294,500	$484,000
Audit-related fees (1)	335,225	464,131
Tax fees (2)	32,824	103,807

Total	$1,662,549	$1,051,938

(1)              Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements.The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company’s benefit plans, due diligence related to acquisitions and agreed-upon procedures.

(2)              Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

The Audit Committee reviews all audit, audit-related and tax fees at least annually.  The Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2005 and 2004. The Audit Committee has concluded that the provision of the audit-related and tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(A)          Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 78 through 82 and is incorporated herein by reference.

(B)          Reports on Form 8-K

The Company filed a Form 8-K with the SEC on August 3, 2005, regarding the dismissal of a lawsuit captioned In Re Eaton Vance Mutual funds Fee Litigation.

The Company filed a Form 8-K with the SEC on August 17, 2005, regarding the Company’s press release of its results of operations for the quarter ended July 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/	James B. Hawkes
James B. Hawkes
Chairman, Director and Chief
Executive Officer

January 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes	Chairman, Director and	January 12, 2006
James B. Hawkes	Principal Executive Officer

/s/ William M. Steul	Chief Financial Officer	January 12, 2006
William M. Steul

/s/ Laurie G. Hylton	Chief Accounting Officer	January 12, 2006
Laurie G. Hylton

/s/ John G.L. Cabot	Director	January 12, 2006
John G.L. Cabot

/s/ Thomas E. Faust Jr.	Director	January 12, 2006
Thomas E. Faust Jr.

/s/ Leo I. Higdon	Director	January 12, 2006
Leo I. Higdon

/s/ Vincent M. O’Reilly	Director	January 12, 2006
Vincent M. O’Reilly

/s/ Winthrop H. Smith, Jr.	Director	January 12, 2006
Winthrop H. Smith, Jr.

/s/ Ralph Z. Sorenson	Director	January 12, 2006
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

3.7

Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.15

Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.16

Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.17

Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.18

Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
10.19

Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.20

Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1	List of the Company’s Subsidiaries as of October 31, 2005 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).