Form 10-Q
period 2006-01-31
EATON VANCE CORP
filed 2006-03-09
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

255 State Street, Boston, Massachusetts 02109

(Address of principal executive offices) (zip code)

(617) 482-8260

(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Shares outstanding as of January 31, 2006:

Voting Common Stock –309,760 shares

Non-Voting Common Stock – 128,940,999 shares

Eaton Vance Corp.

Form 10-Q

For the Three Months Ended January 31, 2006

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2006	October 31, 2005

Assets

Current Assets:
Cash and cash equivalents	$125,349	$146,389
Short-term investments	127,091	127,858
Investment adviser fees and other receivables	87,984	83,868
Other current assets	7,665	10,473

Total current assets	348,089	368,588

Other Assets:
Deferred sales commissions	118,709	126,113
Goodwill	89,634	89,634
Other intangible assets, net	41,170	40,644
Long-term investments	66,899	61,766
Equipment and leasehold improvements, net	13,730	12,764
Other assets	2,092	3,035

Total other assets	332,234	333,956

Total assets	$680,323	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Balance Sheet (unaudited) (continued)

(in thousands, except share figures)	January 31, 2006	October 31, 2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$24,436	$62,880
Accounts payable and accrued expenses	26,571	27,987
Dividend payable	12,933	12,952
Other current liabilities	5,383	12,538

Total current liabilities	69,323	116,357

Long-term Liabilities:
Long-term debt	75,749	75,467
Deferred income taxes	30,175	29,804

Total long-term liabilities	105,924	105,271

Total liabilities	175,247	221,628

Minority interest	11,120	4,620

Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 128,940,999 and 129,243,023 shares, respectively	504	505
Notes receivable from stock option exercises	(2,609)	(2,741)
Accumulated other comprehensive income	3,840	2,566
Retained earnings	492,220	475,965

Total shareholders’ equity	493,956	476,296

Total liabilities and shareholders’ equity	$680,323	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2006	2005

Revenue:
Investment adviser and administration fees	$142,069	$118,918
Distribution and underwriter fees	35,177	35,060
Service fees	28,657	25,477
Other revenue	447	2,326

Total revenue	206,350	181,781

Expenses:
Compensation of officers and employees	61,448	49,551
Amortization of deferred sales commissions	13,741	18,040
Service fee expense	22,862	21,172
Distribution expense	26,125	22,919
Other expenses	18,095	14,587

Total expenses	142,271	126,269

Operating income	64,079	55,512

Other Income (Expense):
Interest income	1,721	709
Interest expense	(365)	(361)
Gain on investments	662	10
Foreign currency gain (loss)	(56)	22
Impairment loss on investments	(592)	—

Income before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	65,449	55,892

Income taxes	(25,144)	(21,196)

Minority interest	(1,548)	(1,400)

Equity in net income (loss) of affiliates, net of tax	1,000	(577)

Net income before cumulative effect of change in accounting principle	39,757	32,719

Cumulative effect of change in accounting principle, net of tax	(626)	—

Net income	$39,131	$32,719

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended January 31,
(in thousands, except per share figures)	2006	2005

Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.31	$0.24
Diluted	$0.29	$0.23

Earnings Per Share:
Basic	$0.30	$0.24
Diluted	$0.28	$0.23

Weighted Average Shares Outstanding:
Basic	129,270	133,522
Diluted	139,346	143,711

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2006	2005

Cash and cash equivalents, beginning of period	$146,389	$147,137

Cash Flows from Operating Activities:
Net income	39,131	32,719
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,521	7,563
Depreciation and other amortization	1,462	1,595
Amortization of deferred sales commissions	13,740	18,040
Payment of capitalized sales commissions	(10,218)	(12,879)
Contingent deferred sales charges received	3,883	5,147
Deferred income taxes	(3,546)	(4,053)
Interest on long-term debt and amortization of debt issuance costs	318	331
(Gain) loss on investments	(661)	21
Impairment loss on long-term investments	592	—
Minority interest	1,548	1,400
Equity in net (income) loss of affiliates	(1,576)	915
Dividends received from affiliates	1,734	—
Cumulative effect of change in accounting principle, net of tax	626	—
Proceeds from the sale of trading securities	275	65,098
Purchase of trading securities	(94)	(34,996)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(4,111)	(1,997)
Other current assets	3,737	172
Other assets	6,324	440
Accrued compensation	(38,445)	(32,270)
Accounts payable and accrued expenses	(1,434)	2,375
Other current liabilities	(7,155)	17,136

Net cash provided by operating activities	18,651	66,757

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,725)	(449)
Net decrease in notes receivable from affiliates	317	384
Purchase of management contracts	(1,230)	—
Proceeds from sale of available-for-sale investments	906	509
Purchase of available-for-sale investments	(2,213)	(5,849)

Net cash used for investing activities	(3,945)	(5,405)

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2006	2005

Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	926	2,515
Long-term debt issuance costs	—	(412)
Distributions to minority shareholders	(1,763)	(1,380)
Proceeds from issuance of non-voting common stock	11,539	9,523
Repurchase of non-voting common stock	(33,504)	(30,819)
Dividend paid	(12,958)	(10,660)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	—	34,000
Redemption of mutual fund subsidiary’s capital stock	—	(63,384)

Net cash used for financing activities	(35,760)	(60,617)

Effect of currency rate changes on cash and cash equivalents	14	—

Net increase (decrease) in cash and cash equivalents	(21,040)	735

Cash and cash equivalents, end of period	$125,349	$147,872

Supplemental Cash Flow Information:
Interest paid	$46	$30
Income taxes paid	$128,008	$3,540

Supplemental Non-Cash Flow Information -
Exercise of stock options through issuance of notes receivable	$185	$359

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

In December 2004, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting For Stock-Based Compensation,” requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company has applied the modified version of retrospective application of SFAS No. 123R, “Share-Based Payment,” for all periods prior to the required effective date and adjusted its financials statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123.

(2) Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

(3) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three months ended January 31, 2006 and 2005:

	For the Three Months Ended January 31,
(in thousands, except per share data)	2006	2005
Net income – basic	$39,131	$32,719
Interest adjustment related to contingently convertible debt, net of tax	183	185
Net income – diluted	$39,314	$32,904

Weighted-average shares outstanding – basic	129,270	133,522
Incremental common shares from stock options and restricted stock awards	6,888	7,001
Incremental common shares related to contingently convertible debt	3,188	3,188
Weighted-average shares outstanding – diluted	139,346	143,711

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 74,700 and 62,700 for the three months ended January 31, 2006 and 2005, respectively.

(4) Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2006:

January 31, 2006 (dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	14.9	$51,679	$11,820

Non-amortizing intangible assets:
Mutual fund management contract acquired		1,311	—
Total		$52,990	$11,820

During the first quarter of fiscal 2006, the Company acquired certain client relationships for $1.2 million.

(5) Investments

The following is a summary of investments at January 31, 2006:

(in thousands)	January 31, 2006

Short-term investments:
Short-term debt securities	$10,018
Investment in affiliate	117,073
Total	$127,091

Long-term investments:
Sponsored funds	$35,238
Collateralized debt obligation entities	15,898
Investments in affiliates	14,844
Other investments	919
Total	$66,899

In the first quarter of fiscal 2006, the Company recognized a $0.6 million impairment loss related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pool and, therefore, the Company’s investment. The Company continues to earn a management fee on the underlying collateral pool.

In the first quarter of fiscal 2006, the Company also recognized a $0.7 million gain upon liquidation of its investment in a second collateralized debt obligation entity.

(6) Debt

The Company’s long-term debt balance at January 31, 2006 is comprised entirely of its 1.5% zero-coupon exchangeable senior notes due in 2031.

(7) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $12.5 million and $7.5 million for the quarters ended January 31, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $3.5 million and $1.7 million for quarters ended January 31, 2006 and 2005, respectively.

In its computation of stock-based compensation expense for the purposes of pro forma disclosure under SFAS No. 123, the Company had previously made the election to recognize actual forfeitures when they occurred rather than estimate them at the grant date. Under SFAS No. 123R, this election no longer exists. The Company recognized a cumulative effect of a change in accounting principle of $0.6 million on November 1, 2005, the adoption date, in order to adjust for expected forfeitures in excess of actual forfeitures on all grants made prior to October 31, 2005.

Stock Option Plan

The Company has a Stock Option Plan (“the 1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options expire five to ten years from the date of grant and vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change in control of the Company, may accelerate the vesting of awards. A total of 35.0 million shares have been reserved for issuance under the 1998 Plan. Through January 31, 2006, options to purchase 33.1 million shares have been issued pursuant to this plan.

Prior to November 1, 2005, the Company used the intrinsic value method as described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure employee stock-based compensation. Under this method, compensation expense was measured as the difference between the current value of the shares involved and the price the employee was required to pay on grant date, if any. Effective November 1, 2005, the Company adopted SFAS No. 123R, using the modified version of the retrospective transition method. Using this transition method, the Company restated all prior period results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement with the Company’s consent when the employee reaches age 55 with a combined age and years of service equal to 75. Because the Company’s stock option plan allows for accelerated vesting of options upon retirement, the Company immediately recognized compensation cost at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the Company recognized compensation cost on a straight-line basis over the period from grant date through retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the statutory service or vesting period of the option (generally five years). Prior to implementation of SFAS 123R, it was the Company’s policy to recognize all compensation expense for the purposes of pro forma disclosure over the vesting period, without regard to retirement eligibility.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s volatility is based upon historical volatility of the Company’s stock, as the Company has no reason to believe that its future volatility will differ from the past. The Company uses historical data to estimate option forfeiture rates. The expected term of options granted is derived using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values of options granted during the three months ended January 31, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	January 31, 2006	January 31, 2005
Weighted average grant date fair value of options granted	$8.34	$8.00

Assumptions:
Dividend yield	1.40% to 1.61%	1.28%
Volatility	29 to 30%	29%
Risk-free interest rate	4.5%	4.1%
Expected life of options	6.8 years	8 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Three Month Period Ended January 31, 2006

(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,791	$15.66
Granted	4,367	24.92
Exercised	(718)	11.08
Forfeited/Expired	(27)	20.78
Options outstanding, end of period	27,413	$17.25	7.0	$472,706
Options exercisable, end of period	13,509	$13.78	5.6	$186,108

Options exercised represent newly issued shares. The total intrinsic value of options exercised during the quarters ended January 31, 2006 and 2005 was $11.7 million and $8.7 million, respectively.

A summary of the status of the Company’s nonvested shares as of January 31, 2006, and changes during the quarter ended January 31, 2006, is presented below:

For the Three Month Period Ended January 31, 2006

(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	13,869	$6.60
Granted	4,367	8.34
Vested	(4,305)	5.40
Forfeited/Expired	(27)	7.32
Nonvested, end of period	13,904	$7.25

The total fair value of shares vested during the quarter ended January 31, 2006 was $23.2 million.

The Company recorded compensation expense of $11.6 million and $7.0 million for the quarters ended January 31, 2006 and 2005, respectively, relating to the Company’s stock option plan. As of January 31, 2006, there was $83.7 million of compensation cost related to nonvested share-based compensation arrangements granted under the Plan related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.75 years.

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

In the quarters ended January 31, 2006 and 2005, 40,209 and 45,546 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $24.87 and $21.96 per share,

respectively. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.2 million for the fiscal quarters ended January 31, 2006 and 2005, relating to shares issued in fiscal 2006 and prior years. As of January 31, 2006, there was $3.3 million of compensation cost related to non-vested share-based compensation arrangements granted under the plan related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 2006, 7.0 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.3 million and $0.4 million for the quarters ended January 31, 2006 and 2005, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative, a plan that qualifies under Section 423 of the United States Internal Revenue Code. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the offering period. Through January 31, 2006, 2.9 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.4 million for the quarter ended January 31, 2006. The Company did not record any compensation cost related to this plan in prior periods as it was not subject to the provisions of SFAS No. 123.

(8) Common Stock Repurchases

The Company’s share repurchase program was announced on April 14, 2005. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first three months of fiscal 2006, the Company purchased approximately 1.2 million shares of its non-voting common stock under this share repurchase authorization. Approximately 4.0 million additional shares may be repurchased under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $27.2 million, which exceeded its minimum net capital requirement of $1.3 million at January 31, 2006. The ratio of aggregate indebtedness to net capital at January 31, 2006 was .69 to 1.

(10) Income Taxes

The provision for income taxes for the three months ended January 31, 2006 and 2005 consists of the following:

	For the Three Months Ended January 31,
(in thousands)	2006	2005
Current:
Federal	$26,047	$23,607
State	2,643	1,642
Deferred:
Federal	(3,358)	(3,869)
State	(188)	(184)
Total	$25,144	$21,196

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	January 31, 2006	October 31, 2005
Deferred tax assets:
Stock-based compensation	$21,728	$21,367
Capital loss carryforward	2,462	2,701
Deferred rent	686	666
Differences between book and tax bases of investments	2,102	2,098
Other	1,025	1,088
Gross deferred tax asset	28,003	27,920
Valuation allowance	(208)	(216)
Total deferred tax asset	$27,795	$27,704

Deferred tax liabilities:
Deferred sales commissions	$(42,043)	$(44,022)
Accretion on zero-coupon exchangeable notes	(2,541)	(2,207)
Differences between book and tax bases of goodwill and intangibles	(8,380)	(7,865)
Differences between book and tax bases of property	(753)	(845)
Unrealized net holding gains on investments	(2,266)	(1,509)
Total deferred tax liability	$(55,983)	$(56,448)
Net deferred tax liability	$(28,188)	$(28,744)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at January 31, 2006 and October 31, 2005 are as follows:

(in thousands)	January 31, 2006	October 31, 2005
Net current deferred tax asset, included in other current assets	$1,987	$1,060
Net non-current deferred tax liability	(30,175)	(29,804)
Net deferred tax liability	$(28,188)	$(28,744)

The exercise of stock options resulted in a reduction of taxes payable of approximately $0.9 million and $2.5 million for the three months ended January 31, 2006 and 2005, respectively. Such benefit has been reflected in shareholders’ equity.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the quarters ended January 31, 2006 and 2005 is as follows:

	2006	2005

Federal statutory rate	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.5	1.7
Minority interest	(0.8)	(0.6)
Stock-based compensation (incentive stock options)	1.4	1.8
Other	0.3	—
Effective income tax rate	38.4%	37.9%

The Company has recorded deferred income tax assets of $2.4 million and $0.3 million as of January 31, 2006, relating to $6.6 million in capital loss carryforwards and $6.0 million in state operating loss carryforwards, respectively. A $0.2 million valuation allowance has been established against the $0.3 million deferred tax asset associated with the state operating loss carryforwards, reflecting management’s belief that not all of the state operating loss carryforwards will be recoverable. No valuation allowance has been established against the deferred income tax asset associated with the capital loss carryforwards as management believes that this asset is fully recoverable.

The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state, and foreign tax laws. In the ordinary course of business various taxing authorities may not agree with certain tax positions taken by the Company or applicable law may not be clear. The Company periodically reviews these tax positions and provides for and adjusts, as necessary, estimated liabilities relating to such positions as part of its overall tax provision.

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended January 31, 2006 and 2005 are as follows:

	For the Three Months Ended January 31,
(in thousands)	2006	2005
Net income	$39,131	$32,719
Net unrealized gains on available-for-sale securities, net of income taxes of $753 and $226, respectively	1,267	418
Foreign currency translation adjustments, net of income taxes of $4 and $0, respectively	7	—
Comprehensive income	$40,405	$33,137

(12) Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s bylaws. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(13) Recent Accounting Developments

In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF’s”) consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus will not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Competitive Conditions and Risk Factors” section of this Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to investments, deferred sales commissions, intangible assets, stock-based compensation, income taxes and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $113.3 billion on January 31, 2006 were 16 percent higher than the $98.0 billion reported a year earlier. Long-term fund net inflows contributed $7.4 billion to growth in assets under management over the last twelve month period, including $3.1 billion of open-end and other fund net inflows and $4.3 billion of closed-end fund offerings. Separate account net inflows totaled $0.7 billion, reflecting $1.6 billion of retail managed account net inflows offset by $0.9 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $6.6 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective

	January 31,
(in billions)	2006	2005	% Change
Equity assets	$70.3	58.6	20%
Fixed income assets	23.9	21.9	9%
Floating-rate bank loan assets	19.1	17.5	9%
Total	$113.3	$98.0	16%

Equity assets represented 62 percent of total assets under management at January 31, 2006, up from 60 percent at January 31, 2005. Assets in equity funds managed for after-tax returns totaled $36.5 billion and $30.1 billion at January 31, 2006 and 2005, respectively. Fixed income assets, including money market funds, represented 21 percent of total assets under management at January 31, 2006, down from 22 percent at January 31, 2005. Fixed income assets included $12.1 billion and $11.0 billion of tax-exempt municipal bond funds at January 31, 2006 and 2005, respectively. Floating-rate bank loan assets represented 17 percent of total assets under management at January 31, 2006, compared to 18 percent at January 31, 2005.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended January 31,
(in billions)	2006	2005	% Change

Long-term funds:
Closed-end funds	$0.1	$0.8	-88%
Open-end funds	0.8	0.5	60%
Private funds	(0.5)	0.3	NM
Total long-term fund net inflows	0.4	1.6	-75%
Institutional/HNW(1) accounts	(0.9)	(0.7)	29%
Retail managed accounts	0.3	0.4	-25%
Total separate account net inflows (outflows)	(0.6)	(0.3)	100%
Total net inflows (outflows)	$(0.2)	$1.3	-115%

(1) High-net-worth (“HNW”)

Long-term fund net inflows totaled $0.4 billion in the first three months of fiscal 2006 compared to $1.6 billion in the first three months of fiscal 2005. The decrease in fund net inflows in the first quarter of fiscal 2006 can be attributed primarily to a decrease in closed-end fund offerings and the planned liquidation of a $0.5 billion collateralized loan obligation fund in December 2005, offset by a 60 percent increase in open-end fund net inflows. Open-end fund net inflows of $0.8 billion and $0.5 billion for the first three months of fiscal 2006 and 2005, respectively, reflect gross inflows of $3.6 billion and $2.4 billion, respectively, net of redemptions of $2.8 billion and $1.9 billion, respectively.

The Company experienced net outflows of separate account assets of $0.6 billion in the first three months of fiscal 2006, compared to net outflows of $0.3 billion in the first three months of fiscal 2005. Retail managed account net flows decreased to $0.3 billion in the first quarter of fiscal 2006 from $0.4 billion in the first quarter of fiscal 2005. Despite the decrease in net inflows year-over-year, retail managed account net flows reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products, as well as strong net sales of Eaton Vance Management’s municipal bond products. Institutional and high-net-worth net outflows of $0.9 billion in the first quarter of fiscal 2006 and $0.7 billion in the first quarter of fiscal 2005 reflect withdrawals by certain Atlanta Capital institutional clients in the first fiscal quarters of both years and by clients of Fox Asset Management last year.

The following table summarizes the asset flows by investment objective for the three month periods ended January 31, 2006 and 2005:

Asset Flows

	For the Three Months Ended January 31,
(in billions)	2006	2005	% Change

Equity fund assets – beginning	$45.2	$36.9	22%
Sales/inflows	1.6	2.0	-20%
Redemptions/outflows	(1.4)	(1.0)	40%
Exchanges	—	—	NM	(1)
Market value change	2.7	1.4	93%
Equity fund assets – ending	$48.1	$39.3	22%

Fixed income fund assets – beginning	$18.6	$17.6	6%
Sales/inflows	1.4	0.7	100%
Redemptions/outflows	(1.0)	(0.6)	67%
Exchanges	—	—	NM
Market value change	0.1	—	100%
Fixed income fund assets – ending	$19.1	$17.7	8%

Floating-rate bank loan fund assets – beginning	$16.8	$15.0	12%
Sales/inflows	1.2	1.2	0%
Redemptions/outflows	(1.4)	(0.7)	100%
Exchanges	—	—	NM
Market value change	0.2	0.1	100%
Floating-rate bank loan fund assets – ending	$16.8	$15.6	8%

Total long-term fund assets – beginning	$80.6	$69.5	16%
Sales/inflows	4.2	3.9	8%
Redemptions/outflows	(3.8)	(2.3)	65%
Exchanges	—	—	NM
Market value change	3.0	1.5	100%
Total long-term fund assets – ending	$84.0	$72.6	16%

Separate accounts – beginning	$27.6	$24.4	13%
Inflows – HNW and institutional	0.7	0.7	0%
Outflows – HNW and institutional	(1.6)	(1.4)	14%
Inflows – retail managed accounts	0.7	0.8	-13%
Outflows – retail managed accounts	(0.4)	(0.4)	0%
Market value change	1.6	1.0	60%
Assets acquired	0.4	—	100%
Separate accounts – ending	$29.0	$25.1	16%

Money market fund assets – ending	0.3	0.3	0%
Assets under management – ending	$113.3	$98.0	16%

(1) Not meaningful (“NM”)

Ending Assets Under Management by Asset Class

	January 31,
(in billions)	2006	2005	% Change
Class A (1)	$20.5	$16.3	26%
Class B (2)	7.6	8.6	-12%
Class C (3)	7.6	7.3	4%
Class I (4)	1.8	1.1	64%
Private funds (5)	22.4	20.3	10%
Closed-end funds	21.8	16.9	29%
Other (6)	2.6	2.4	8%
Total fund assets	84.3	72.9	16%
HNW and institutional account assets	21.1	19.5	8%
Retail managed account assets	7.9	5.6	41%
Total separate account assets	29.0	25.1	16%
Total	$113.3	$98.0	16%

(1)Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(2)Includes Eaton Vance Prime Rate Reserves, an interval fund.

(3) Includes Eaton Vance Senior Floating-Rate Fund, an interval fund.

(4) Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.

(5) Includes privately offered equity and bank loan funds and collateralized debt obligation entities.

(6) Includes other open-end funds and funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). The Company waives the sales load on Class A shares when sold under a fee-based broker/dealer program. In such cases, the shares are sold at net asset value. The private fund asset category includes equity and bank loan private funds offered to high-net-worth and institutional investors and collateralized debt obligation entities.

Fund assets represented 74 percent of total assets under management on both January 31, 2006 and January 31, 2005. Class A share assets increased to 18 percent of total assets under management at January 31, 2006 from 17 percent at January 31, 2005, while Class B shares dropped to 7 percent at January 31, 2006 from 9 percent on January 31, 2005. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as a share class. Private funds and closed-end funds collectively increased to 39 percent of the Company’s total assets under management at January 31, 2006 from 38 percent on January 31, 2005.

The shift in fund asset mix experienced by the Company over the last twelve-month period impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s overall effective fee rate, defined as total revenue as a percentage of average assets under management, declined to 74 basis points in the first quarter of fiscal 2006 from 75 basis points in the first quarter of fiscal 2005.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $29.0 billion on January 31, 2006, up from $25.1 billion on January 31, 2005. High-net-worth and institutional account assets increased by 8 percent in the first quarter of fiscal 2006 over the same period a year ago, while retail managed account assets increased by 41 percent in the same period. As noted above, high-net-worth and institutional net inflows were negatively impacted in the first quarters of both fiscal 2006 and 2005 by client withdrawals at Atlanta Capital. Retail managed account assets were positively impacted by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products as well as Eaton Vance Management’s municipal bond products.

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

	For the Three Months Ended January 31,
(in billions)	2006	2005	% Change
Class A (2)	$19.6	$15.9	23%
Class B (3)	7.7	8.7	-11%
Class C (4)	7.5	7.2	4%
Class I (5)	1.6	1.1	45%
Private funds (6)	22.2	20.3	9%
Closed-end funds	21.4	16.2	32%
Other (7)	2.5	2.3	9%
Total fund assets	82.5	71.7	15%
HNW and institutional account assets	21.1	19.8	7%
Retail managed account assets	7.5	5.3	42%
Total separate account assets	28.6	25.1	14%
Total	$111.1	$96.8	15%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(3)	Includes Eaton Vance Prime Rate Reserves, an interval fund.
(4)	Includes Eaton Vance Senior Floating-Rate Fund, an interval fund.
(5)	Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(6)	Includes privately offered equity and bank loan funds and collateralized debt obligation entities.
(7)	Includes other open-end funds and funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

Net income increased by 20 percent in the first three months of fiscal 2006 over the same period last year. The increase in net income can be attributed primarily to an increase in average assets under management of 15 percent, stable investment adviser and administration fee rates and disciplined cost control in a period of rapid growth.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to apply the modified version of retrospective application for all periods prior to the required effective date and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company’s adoption of SFAS No. 123R using the modified retrospective method resulted in the recognition of $12.5 million of stock-based compensation expense in the first quarter of fiscal 2006 ($9.0 million after tax or $0.06 per diluted share) compared to $7.5 million in the first quarter of fiscal 2005 ($5.8 million after tax or $0.04 per diluted share).

In conjunction with the adoption of SFAS No. 123R in the first quarter of fiscal 2006, the Company also recognized a cumulative effect of change in accounting principle. In its calculations of stock option expense for the purposes of pro forma disclosure in previous filings, the Company chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon implementation, the Company was required to recognize the difference between actual forfeitures of awards granted prior to the adoption of SFAS No. 123R and the calculation of expected forfeitures for these awards as an adjustment to compensation cost. The cumulative effect of this adjustment, net of tax, was $0.6 million.

	For the Three Months Ended January 31,
(in thousands)	2006	2005	% Change

Net income	$39,131	$32,719	20%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.31	$0.24	29%
Diluted	$0.29	$0.23	26%
Earnings per share:
Basic	$0.30	$0.24	25%
Diluted	$0.28	$0.23	22%
Operating margin	31%	31%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 74 basis points in the first three months of fiscal 2006 from 75 basis points in the first three months of fiscal 2005, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased in both absolute dollars and as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 17 percent in the first three months of fiscal 2006 from 19 percent a year ago. The impact of the decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commissions amortization expense, as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

	For the Three Months Ended January 31,
(in thousands)	2006	2005	% Change

Investment adviser and administration fees	$142,069	$118,918	19%
Distribution and underwriter fees	35,177	35,060	—%
Service fees	28,657	25,477	12%
Other revenue	447	2,326	-81%
Total revenue	$206,350	$181,781	14%

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

The increase in investment adviser and administration fees of 19 percent in the first three months of fiscal 2006 over the same period a year earlier can be attributed to a 15 percent increase in average assets under management and a shift in asset mix from lower fee fixed income to higher fee equity.

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

Distribution and underwriter fees were flat in the first three months of fiscal 2006 in comparison with the same period a year ago, primarily reflecting a decrease in average Class B share assets under management offset by increases in average Class C share and private equity fund assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 11 percent year-over-year in the first three months of fiscal 2006, principally as a result of net redemptions in the asset class over the last twelve months. The decrease in average Class B share assets under management was in contrast to a 4 percent increase in average Class C share assets under management and a 9 percent increase in private fund assets under management. As noted above, Class C shares and certain private funds are also subject to distribution fees.

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

Service fee revenue increased by 12 percent in the first three months of fiscal 2006 over the same period a year ago, primarily reflecting an increase in average Class A, B, C and certain private fund assets under management.

Other revenue

Other revenue, which consists primarily of investment income related to two consolidated short-term income funds (one of which the Company stopped consolidating in April 2005), shareholder service fees and realized and unrealized gains and losses on investments classified as trading, declined by 81 percent in the first three months of fiscal 2006 over the same period a year ago. The decrease in other revenue can be attributed primarily to a decrease in investment income related to Eaton Vance Short-Term Income Fund that the Company stopped consolidating in April 2005. Effective April 1, 2005, the Company’s investment in the deconsolidated fund was accounted for under the equity method. Other revenue for the three month period ended January 31, 2005 includes $1.1 million of investment income related to the deconsolidated fund.

Expenses

Operating expenses increased by 13 percent in the first three months of fiscal 2006 over the same period a year ago because of increases in compensation, service fees, distribution and other expenses.

	For the Three Months Ended January 31,
(in thousands)	2006	2005	% Change
Compensation of officers and employees	$61,448	$49,551	24%
Amortization of deferred sales commissions	13,741	18,040	-24%
Service fee expense	22,862	21,172	8%
Distribution expense	26,125	22,919	14%
Other expenses	18,095	14,587	24%
Total expenses	$142,271	$126,269	13%

Compensation of officers and employees

Compensation expense increased by 24 percent in the first three months of fiscal 2006 over the same period a year ago. The increase in compensation expense in fiscal 2006 can be primarily attributed to a 15 percent increase in headcount, higher operating income-based employee bonus accruals, higher stock-based compensation costs, and higher marketing incentives associated with the Company’s separately managed account business, offset by lower marketing incentives associated with the decrease in compensatable long-term fund sales. The 15 percent increase in headcount from January 31, 2005 to January 31, 2006 reflects additions to the Company’s investment management, marketing and operational teams to support the significant growth in assets under management as well as the build-out of the Company’s institutional sales team.

The Company’s adoption of SFAS No. 123R using the modified retrospective method resulted in the recognition of $12.5 million of stock-based compensation expense in the first quarter of fiscal 2006 ($9.0 million after tax or $0.06 per diluted share) compared to $7.5 million in the first quarter of fiscal 2005 ($5.8 million after tax or $0.04 per diluted share). Approximately $4.0 million of the total $5.0 million increase in stock-based compensation expense year-over-year can be attributed to the acceleration in the recognition of stock-based compensation for retirement-eligible employees under SFAS No. 123R.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement with the Company’s consent when the employee reaches age 55 with a combined age and years of service equal to 75. Because the Company’s stock option plan allows for accelerated vesting of options upon retirement, the implementation of SFAS No. 123R resulted in the immediate recognition of compensation cost at grant date for all awards granted to retirement-eligible employees. For awards granted to employees approaching retirement eligibility, implementation of SFAS No. 123R resulted in recognition of compensation cost on a straight-line basis over the period from grant date through retirement eligibility date. In contrast, stock-based compensation expense for employees who are not retirement eligible was recognized on a straight-line basis over the vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, it had been the Company’s policy to recognize all stock-based compensation expense, regardless of retirement eligibility, over the statutory service or vesting period.

The accelerated recognition of compensation cost associated with employees who are retirement-eligible or are nearing retirement eligibility under the Company’s existing retirement policy is applicable for all grants made on or after the Company’s adoption of SFAS No. 123R (November 1, 2005). The Company anticipates that stock-based compensation expense recognized in the first quarter of fiscal 2006 will be higher than that recognized in the remaining three fiscal quarters of fiscal 2006 due to the accelerated recognition of compensation cost associated with stock option grants made to retirement-eligible employees in November 2005. The accelerated recognition of compensation expense in the first quarter of each fiscal year will reduce stock-based compensation expense in future quarters.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 24 percent in the first three months of fiscal 2006 over the same period a year earlier. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In the first three months of fiscal 2006, increases in Class C share and private fund sales were offset by a decrease in Class B share sales. As amortization expense is a function of the Company’s product mix, a continuing shift away from Class B sales and assets to other classes over time will most likely result in further reductions in amortization expense.

Service fees

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 8 percent in the first three months of fiscal 2006, reflecting an increase in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 14 percent in the first three months of fiscal 2006 over the same period a year ago, largely as a result of increases in closed-end fund assets and other assets subject to third-party distribution and revenue-sharing arrangements.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 24 percent in the first three months of fiscal 2006 over the same period a year ago, primarily reflecting increases in fund-related expenses, facilities expenses, information technology expenses and compliance costs. The increase in fund-related expenses can be attributed primarily to payments made to external investment advisers for subadvisory services provided. The increase in facilities expenses can be attributed primarily to an increase in operating lease payments incurred to accommodate the Company’s growing employee base.

Other Income and Expense

	For the Three Months Ended January 31,
(in thousands)	2006	2005	% Change

Interest income	$1,721	$709	143%
Interest expense	(365)	(361)	1%
Gain on investments	662	10	NM
Foreign currency gain (loss)	(56)	22	NM
Impairment loss on investments	(592)	—	NM
Total other income (expense)	$1,370	$380	NM

Interest income increased by 143 percent in the first three months of fiscal 2006 over the same period a year ago, primarily due to an increase in short-term interest rates.

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

Interest expense increased by 1 percent in the first three months of fiscal 2006 over the same period a year ago and represents the accretion of interest on the Company’s zero-coupon exchangeable notes.

In the first quarter of fiscal 2006, the Company recognized a $0.6 million impairment loss related to its investment in a collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments. The Company continues to earn management fees on the underlying collateral pool.

In the first quarter of fiscal 2006, the Company also recognized a $0.7 million realized gain on the liquidation of its investment in a second collateralized debt obligation entity.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 38 percent in both the first three months of fiscal 2006 and 2005. The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions taken by the Company, or applicable law may not be clear. The Company periodically reviews these tax positions and provides for and adjusts as necessary estimated liabilities relating to such positions as part of its overall tax provision.

Minority Interest

Minority interest increased by 11 percent in the first three months of fiscal 2006 over the same period last year, primarily due to the increased profitability of Parametric Portfolio Associates, a majority-owned subsidiary.

Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. The short-term income fund consolidated by the Company is a registered investment company that is treated as a pass-through entity for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, increased to $1.0 million in the first quarter of fiscal 2006 from a loss of $0.6 million in the first quarter of fiscal 2005, largely due to calendar year-end bonuses paid and expensed by Lloyd George Management in December 2004. Calendar year-end bonuses paid by Lloyd George Management in December 2005 were accrued throughout the calendar year. Equity in net income of affiliates at January 31, 2006 reflects the Company’s 20 percent minority equity interest in Lloyd George Management as well as the Company’s 22 percent minority equity interest in the Eaton Vance Short-Term Income Fund.

Cumulative Effect of Change in Accounting Principle, Net of Tax

In December 2004, the FASB revised SFAS No. 123 requiring public companies to recognize the cost resulting from all share-based payment transactions in their financial statements based on the grant-date fair value of those awards. The Company elected to apply the modified version of retrospective application for periods prior to the required effective date and adjusted results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. The Company implemented the revised statement effective November 1, 2005.

In its calculations of stock option expense for the purposes of pro forma disclosure in previous filings, the Company chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon implementation, the Company was required to recognize the difference between actual forfeitures of awards granted prior to the adoption of SFAS No. 123R and the calculation of expected forfeitures for these awards as an adjustment to compensation cost. The cumulative effect of this adjustment, net of tax, was $0.6 million.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on January 31, 2006 and October 31, 2005 and for the three month periods ended January 31, 2006 and 2005:

(in thousands)	January 31, 2006	October 31, 2005	% Change
Balance sheet data:
Cash and cash equivalents	$125,349	$146,389	-14%
Short-term investments	127,091	127,858	-1%
Long-term investments	66,899	61,766	8%
Deferred sales commissions	118,709	126,113	-6%

Long-term debt	75,749	75,467	0%
Deferred income taxes	30,175	29,804	1%

	For the Three Months Ended January 31,
(in thousands)	2006	2005	% Change
Cash flow data:
Operating cash flows	$18,651	$66,757	-72%
Investing cash flows	(3,945)	(5,405)	27%
Financing cash flows	(35,760)	(60,617)	41%

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 6 percent in the first three months of fiscal 2006 over the same period a year ago, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to deferred sales commissions, increased by 1 percent in the first three months of fiscal 2006 over the same period a year ago, primarily reflecting the decrease in deferred income taxes related to deferred sales commissions offset by balance sheet adjustments made in conjunction with the implementation of SFAS No. 123R on November 1, 2005. The Company established a deferred tax asset of $21.3 million relating to the implementation of SFAS 123R.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligations

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases – facilities and equipment	35.8	7.8	15.4	3.6	9.0

Excluded from the table above are future payments to be made by the Company to purchase the minority interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 10 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with certainty. However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of operating cash in future years.

Also excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued 314,000 Notes due August 13, 2031 in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year. Upon certain events, each Note is exchangeable into 28.7314 shares of the Company’s non-voting common stock, subject to adjustment. EVM may redeem the Notes on or after August 13, 2006. At the option of Note holders, EVM may be required to repurchase the Notes at their accreted value on August 13, 2006 and at five-year intervals thereafter until maturity or in the event that the credit rating of the Notes is decreased by three or more rating subcategories below its initial rating by either Moody’s or Standard & Poor’s. Such repurchases can be paid in cash, shares of the Company’s non-voting common stock, or a combination of both, at the Company’s election.

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On January 31, 2006, the contingent conversion price for the Company’s non-voting common stock was $28.10. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. On January 31, 2006, 110,945 Notes remained outstanding ($110.9 million principal amount at maturity).

On December 21, 2004, the Company executed a revolving credit facility with several banks. The facility, which expires on December 21, 2009, provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At January 31, 2006, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $18.7 million and $66.8 million in the three months ended January 31, 2006 and 2005, respectively. The decrease in cash provided by operating activities in the first three months of fiscal 2006 compared to the first three months of fiscal 2005 can be attributed primarily to a decrease in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds, which regularly purchase and sell short-term debt instruments. As noted previously, the Company stopped consolidating the larger of the two funds on April 1, 2005. Net cash provided by the purchase and sale of trading securities totaled $0.2 million in the first three months of fiscal 2006 compared to $30.1 million in the first three months of fiscal 2005.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds decreased by $2.7 million in the first three months of fiscal 2006 compared to the first three months of fiscal 2005 due primarily to a decline in Class B share sales. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments in the Company’s sponsored mutual funds which the Company doesn’t consolidate. Cash used for investing activities totaled $3.9 million and $5.4 million in the first three months of fiscal 2006 and 2005, respectively. The decrease in cash used for investing activities in the first three months of fiscal 2006 reflects a decrease in the Company’s seed investments in newly sponsored funds.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated mutual fund subsidiaries (one of which was deconsolidated in April of 2005) and cash paid to meet redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $35.8 million and $60.6 million in the first three months of fiscal 2006 and 2005, respectively. Cash used for financing activities for the three months ended January 31, 2005 reflects net payments of $29.4 million for the redemption of the Company’s mutual fund subsidiaries’ capital stock.

In the first three months of fiscal 2006, the Company repurchased a total of 1.2 million shares of its non-voting common stock for $33.5 million under its authorized repurchase program and issued 0.9 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $11.5 million. The Company has authorization to purchase an additional 4.0 million shares under its present share repurchase authorization and anticipates that share repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.10 in the first three months of fiscal 2006 compared to $0.08 in the first thee months of fiscal 2005.

Off-Balance Sheet Arrangements

The Company does not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose the Company to liabilities that are not reflected in the Consolidated Financial Statements.

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The Company’s deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to broker/dealers. As noted in previous filings, IRS regulations issued in 2004 provide that commission payments made after November 1, 2003, are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for four collateralized debt obligation entities and Eaton Vance Variable Leveraged Fund (collectively the “CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At January 31, 2006, combined assets under management in the collateral pools of these CDO entities were approximately 1.3 billion. The Company had combined minority equity investments of $15.9 million in three of these entities on January 31, 2006.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the 15.9 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at January 31, 2006.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123R. Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. Management must also apply judgment in developing an expectation of awards that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially effected.

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

Accounting Developments

In June 2005, the Financial Accounting Standards Board (“FASB”) ratified the EITF’s consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”  The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus did not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $28.9 million at January 31, 2006, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.7 million based on fixed-income and floating-rate income investments of $134.7 million as of January 31, 2006. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $15.9 million at January 31, 2006, which represents the total value at risk with respect to such entities as of January 31, 2006.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Risk Factors” in Part 2, Item 1A, declines of financial market values will negatively impact revenue and net income.

Item 4. Controls and Procedures

As of January 31, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of January 31, 2006 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the first three months of fiscal 2006:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2005 through November 30, 2005	302,126	$25.78	302,126	4,973,944
December 1, 2005 through December 31, 2005	503,033	$27.47	503,033	4,470,911
January 1, 2006 through January 31, 2006	424,812	$28.01	424,812	4,046,099

Total	1,229,971	$27.24	1,229,971	4,046,099

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

Item 4.    Submission of Matters to a Vote of Security Holders

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 11, 2006. All of the outstanding Voting Common Stock, namely the 309,760 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)              The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2005.

2)              The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

Ann E. Berman

John G.L. Cabot

Thomas E. Faust Jr.

James B. Hawkes

Leo I. Higdon, Jr.

Vincent M. O’Reilly

Winthrop H. Smith, Jr.

3)              The selection of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2006.

4)              The adoption of the amended By-Laws of the Corporation.

5)              The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 12, 2005.

Item 6.    Exhibits

(a) Exhibits

Exhibit No.	Description

10.1	Copy of 1998 Stock Option Plan – Restatement No. 6
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on November 15, 2005, regarding Mr. Hawkes’ speech at an investor’s conference.

The Company filed a Form 8-K with the SEC on November 22, 2005, regarding the Company’s press release of its results of operations for the quarter ended October 31, 2005.

The Company filed a Form 8-K with the SEC on January 18, 2006, regarding the Company’s election of Anne E. Berman as a Director, announcing the elections of Thomas E. Faust as President and Duncan W. Richardson as Executive Vice President and amendments to the Company’s By-Laws.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 9, 2006	/s/William M. Steul
(Signature)
William M. Steul
Chief Financial Officer

DATE: March 9, 2006	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer