Form 10-Q
period 2006-04-30
EATON VANCE CORP
filed 2006-06-08
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

or

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

Shares outstanding as of April 30, 2006:
Voting Common Stock — 309,760 shares
Non-Voting Common Stock — 127,613,866 shares

Eaton Vance Corp.
Form 10-Q
For the Six Months Ended April 30, 2006
Index

Part I - Financial Information

Item 1.                          Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2006	2005

Assets

Current Assets:
Cash and cash equivalents	$158,060	$146,389
Short-term investments	128,427	127,858
Investment adviser fees and other receivables	90,066	83,868
Other current assets	6,029	10,473

Total current assets	382,582	368,588

Other Assets:
Deferred sales commissions	116,148	126,113
Goodwill	89,634	89,634
Other intangible assets, net	31,580	40,644
Long-term investments	53,850	61,766
Equipment and leasehold improvements, net	18,247	12,764
Other assets	2,061	3,035

Total other assets	311,520	333,956

Total assets	$694,102	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share figures)	2006	2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$40,832	$62,880
Accounts payable and accrued expenses	30,939	27,987
Dividend payable	12,833	12,952
Other current liabilities	7,011	12,538

Total current liabilities	91,615	116,357

Long-term Liabilities:
Long-term debt	76,027	75,467
Deferred income taxes	26,616	29,804

Total long-term liabilities	102,643	105,271

Total liabilities	194,258	221,628

Minority interest	10,799	4,620

Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 127,613,866 and 129,243,023 shares, respectively	498	505
Notes receivable from stock option exercises	(2,204)	(2,741)
Accumulated other comprehensive income	3,192	2,566
Retained earnings	487,558	475,965

Total shareholders’ equity	489,045	476,296

Total liabilities and shareholders’ equity	$694,102	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share figures)	2006	2005	2006	2005

Revenue:
Investment adviser and administration fees	$145,284	$121,361	$287,353	$240,276
Distribution and underwriter fees	35,090	33,809	70,267	68,869
Service fees	29,346	25,139	58,003	50,616
Other revenue	1,752	2,195	2,199	4,521

Total revenue	211,472	182,504	417,822	364,282

Expenses:
Compensation of officers and employees	58,489	50,578	119,938	100,129
Amortization of deferred sales commissions	13,308	16,907	27,048	34,947
Service fee expense	22,971	20,594	45,834	41,766
Distribution expense	27,979	23,194	54,104	46,113
Other expenses	28,108	16,445	46,203	31,032

Total expenses	150,855	127,718	293,127	253,987

Operating income	60,617	54,786	124,695	110,295

Other Income (Expense):
Interest income	2,020	1,057	3,742	1,766
Interest expense	(360)	(371)	(724)	(732)
Gain on investments	2,886	77	3,547	87
Foreign currency gain (loss)	(71)	3	(127)	25
Impairment loss on investments	—	(1,840)	(592)	(1,840)

Income before income taxes, minority interest, equity in net income (loss) of affiliates and cumulative effect of change in accounting principle	65,092	53,712	130,541	109,601

Income taxes	(25,074)	(20,338)	(50,217)	(41,534)

Minority interest	(1,271)	(1,208)	(2,820)	(2,608)

Equity in net income (loss) of affiliates, net of tax	1,153	370	2,153	(207)

Net income before cumulative effect of change in accounting principle	39,900	32,536	79,657	65,252

Cumulative effect of change in accounting principle, net of tax	—	—	(626)	—

Net income	$39,900	$32,536	$79,031	$65,252

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share figures)	2006	2005	2006	2005

Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.31	$0.25	$0.62	$0.49
Diluted	$0.29	$0.23	$0.57	$0.46

Earnings Per Share:
Basic	$0.31	$0.25	$0.61	$0.49
Diluted	$0.29	$0.23	$0.57	$0.46

Weighted Average Shares Outstanding:
Basic	128,447	132,121	128,859	132,826
Diluted	138,736	140,954	138,942	141,636

See notes to consolidated financial statements.

(The remainder of this page is left intentionally blank.)

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2006	2005

Cash and cash equivalents, beginning of period	$146,389	$147,137

Cash Flows from Operating Activities:
Net income	79,031	65,252
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	592	1,840
Stock-based compensation expense	20,499	14,411
Depreciation and other amortization	11,986	3,979
Amortization of deferred sales commissions	27,050	34,947
Payment of capitalized sales commissions	(24,765)	(23,306)
Contingent deferred sales charges received	7,676	10,608
Deferred income taxes	(6,719)	(11,514)
Interest on long-term debt and amortization of debt issuance costs	633	642
(Gain) loss on investments	(3,985)	143
Minority interest	2,820	2,608
Equity in net (income) loss of affiliates	(3,311)	312
Dividends received from affiliates	2,734	875
Cumulative effect of change in accounting principle, net of tax	626	—
Proceeds from the sale of trading securities	79,974	88,754
Purchase of trading securities	(160,172)	(157,408)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(6,201)	(1,004)
Other current assets	5,375	(1,174)
Other assets	1,243	740
Accrued compensation	(22,050)	(19,671)
Accounts payable and accrued expenses	2,461	4,283
Other current liabilities	(5,531)	1,693

Net cash provided by operating activities	9,966	17,010

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(7,174)	(1,362)
Net decrease in notes receivable from affiliates	911	456
Purchase of management contracts	(1,230)	—
Proceeds from sale of available-for-sale investments	24,496	979
Purchase of available-for-sale investments	(5,652)	(6,531)

Net cash provided by (used for) investing activities	11,351	(6,458)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2006	2005

Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	1,447	2,676
Long-term debt issuance costs	—	(428)
Distributions to minority shareholders	(2,860)	(2,106)
Proceeds from issuance of non-voting common stock	14,054	10,802
Repurchase of non-voting common stock	(76,442)	(73,161)
Dividend paid	(25,891)	(21,305)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	80,000	151,500
Redemption of mutual fund subsidiary’s capital stock	—	(66,891)

Net cash provided by (used for) financing activities	(9,692)	1,087

Effect of currency rate changes on cash and cash equivalents	46	38

Net increase in cash and cash equivalents	11,671	11,677

Cash and cash equivalents, end of period	$158,060	$158,814

Supplemental Cash Flow Information:
Interest paid	$91	$90
Income taxes paid	$58,512	$49,960

Supplemental Non-Cash Flow Information -
Exercise of stock options through issuance of notes receivable	$374	$600

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (the “Company”) include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K.

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

(3) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and six month periods ended April 30, 2006 and 2005:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income — basic	$39,900	$32,536	$79,031	$65,252
Interest adjustment related to contingently convertible debt, net of tax	181	184	364	371
Net income — diluted	$40,081	$32,720	$79,395	$65,623

Weighted-average shares outstanding — basic	128,447	132,121	128,859	132,826
Incremental common shares from stock options and restricted stock awards	7,101	5,645	6,895	5,622
Incremental common shares related to contingently convertible debt	3,188	3,188	3,188	3,188
Weighted-average shares outstanding — diluted	138,736	140,954	138,942	141,636
Earnings per share:
Basic	$0.31	$0.25	$0.61	$0.49
Diluted	$0.29	$0.23	$0.57	$0.46

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 27,000 and 63,000 for the six months ended April 30, 2006 and 2005, respectively.

(4) Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2006:

April 30, 2006 (dollars in thousands)	Weighted-average amortization period (in years)	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Client relationships acquired	14.7	$51,679	$21,410
Non-amortizing intangible assets:
Mutual fund management contract acquired		1,311	—
Total		$52,990	$21,410

In the second quarter of fiscal 2006, the Company accelerated non-cash amortization by $8.9 million to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-off was computed by comparing the net present value of projected client cash flows to the carrying value of the intangible asset at April 30, 2006. The write-off is included in other expenses in the Company’s Consolidated Statements of Income for the three and six month periods ended April 30, 2006.

(5) Investments

The following is a summary of investments at April 30, 2006:

(in thousands)	April 30, 2006

Short-term investments:
Short-term debt securities	$30,805
Investment in affiliates	97,622
Total	$128,427

Long-term investments:
Sponsored funds	$30,647
Collateralized debt obligation entities	7,208
Investments in affiliates	15,050
Other investments	945
Total	$53,850

The Company recognized a $0.6 million and $1.8 million impairment loss for the six months ended April 30, 2006 and 2005, respectively, related to its investments in collateralized debt obligation entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools and, therefore, the Company’s investment. The Company continues to earn a management fee on the underlying collateral pools.

The Company realized gains of $2.2 million upon the disposition of its investment in sponsored funds and $1.4 million on liquidation of its investment in a collateralized debt obligation entity for the six months ended April 30, 2006.

(6) Debt

The Company’s long-term debt balance at April 30, 2006 is comprised entirely of its 1.5% zero-coupon exchangeable senior notes due in 2031.

(7) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation expense related to those plans of $20.5 million and $14.4 million for the six months ended April 30, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $5.1 million and $3.4 million for the six months ended April 30, 2006 and 2005, respectively.

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

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 35.0 million shares have been reserved for issuance under the 1998 Plan. Through April 30, 2006, options to purchase 33.1 million shares have been issued pursuant to the 1998 Plan.

Prior to November 1, 2005, the Company used the intrinsic value method as described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to measure employee stock-based compensation. Under this method, compensation expense was measured as the difference between the current value of the underlying shares and the price the employee was required to pay on the grant date, if any. Effective November 1, 2005, the Company adopted SFAS No. 123R, using the modified version of the retrospective transition method. Using this transition method, the Company restated all prior period results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. Upon the adoption of SFAS 123R under the modified retrospective method, the Company established a deferred tax asset of $21.3 million and adjusted retained earnings by $18.7 million.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement with the Company’s consent when the employee reaches age 55 with a combined age and years of service equal to at least 75. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense, regardless of employee retirement eligibility, over the vesting period without regard to retirement eligibility.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company has no reason to believe that its future stock price volatility will differ from the past. The Company uses historical data to estimate option forfeiture rates. The expected term of options granted is derived using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values of stock options granted during the six months ended April 30, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	April 30, 2006	April 30, 2005
Weighted average grant date fair value of options granted	$8.36	$8.00

Assumptions:
Dividend yield	1.4%	1.4%
Volatility	28%	30%
Risk-free interest rate	5.1%	4.2%
Expected life of options	6.8 years	8.0 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Six Month Period Ended April 30, 2006

(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,791	$ 15.66
Granted	4,433	24.97
Exercised	(927)	11.50
Forfeited/Expired	(143)	19.63
Options outstanding, end of period	27,154	$ 17.30	6.8	$469,737
Options exercisable, end of period	13,333	$ 13.82	5.4	$184,200

The Company received $10.3 million related to the exercise of options under the 1998 Plan. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2006 and 2005 was $14.9 million and $10.1 million, respectively.

A summary of the status of the Company’s nonvested shares as of April 30, 2006, and changes during the six months ended April 30, 2006, is presented below:

For the Six Month Period Ended April 30, 2006

(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	13,869	$ 6.60
Granted	4,433	8.36
Vested	(4,341)	5.40
Forfeited/Expired	(140)	7.02
Nonvested, end of period	13,821	$ 7.26

The total fair value of shares vested during the six months ended April 30, 2006 was $23.4 million.

The Company recorded compensation expense of $19.3 million and $13.6 million for the six months ended April 30, 2006 and 2005, respectively, relating to the 1998 Plan. As of April 30, 2006, there was $76.5 million of compensation expense related to nonvested share-based compensation arrangements granted under the 1998 Plan attributed to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.5 years.

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

In the six months ended April 30, 2006 and 2005, 40,209 and 45,546 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $24.87 and $21.96 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.5 million and $0.4 million for the six months ended April 30, 2006 and 2005, respectively, relating to shares issued in fiscal 2006 and prior years. As of April 30, 2006, there was $3.1 million of compensation cost related to nonvested share-based compensation arrangements granted under the plan related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 3.5 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through April 30, 2006, 7.0 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.3 million and $0.4 million for the six months ended April 30, 2006 and 2005, respectively. The Company received $1.4 million related to shares issued under the Employee Stock Purchase Plan.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the offering period. Through April 30, 2006, 2.9 million shares have been issued pursuant to this plan. The Company received $2.4 million related to shares issued under the Incentive Plan-Stock Alternative. In compliance with SFAS 123R, the Company recorded compensation expense of $0.4 million for the six months ended April 30, 2006. The Company did not record any compensation cost related to this plan in prior periods as it was not subject to the provisions of SFAS No. 123.

(8) Common Stock Repurchases

The Company’s current share repurchase program was announced on April 14, 2005. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first six months of fiscal 2006, the Company purchased approximately 2.8 million shares of its non-voting common stock under this share repurchase authorization. Approximately 2.5 million additional shares may be repurchased under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $29.5 million, which exceeded its minimum net capital requirement of $1.3 million at April 30, 2006. The ratio of aggregate indebtedness to net capital at April 30, 2006 was .68 to 1.

(10) Income Taxes

The provision for income taxes for the six months ended April 30, 2006 and 2005 consists of the following:

	For the Six Months Ended
	April 30,
(in thousands)	2006	2005
Current:
Federal	$ 51,746	$ 49,531
State	5,189	3,517
Deferred:
Federal	(6,141)	(10,694)
State	(577)	(820)
Total	$ 50,217	$ 41,534

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

	April 30,	October 31,
(in thousands)	2006	2005
Deferred tax assets:
Stock-based compensation	$ 23,125	$ 21,367
Capital loss carryforward	1,524	2,701
Deferred rent	716	666
Differences between book and tax bases of investments	2,011	2,098
Other	668	1,088
Gross deferred tax asset	28,044	27,920
Valuation allowance	—	(216)
Total deferred tax asset	$ 28,044	$ 27,704

Deferred tax liabilities:
Deferred sales commissions	$ (41,712)	$ (44,022)
Accretion on zero-coupon exchangeable notes	(2,874)	(2,207)
Differences between book and tax bases of goodwill and intangibles	(5,546)	(7,865)
Differences between book and tax bases of property	(661)	(845)
Unrealized net holding gains on investments	(1,880)	(1,509)
Total deferred tax liability	$ (52,673)	$ (56,448)
Net deferred tax liability	$ (24,629)	$ (28,744)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at April 30, 2006 and October 31, 2005 are as follows:

	April 30,	October 31,
(in thousands)	2006	2005
Net current deferred tax asset, included in other current assets	$ 1,987	$ 1,060
Net non-current deferred tax liability	(26,616)	(29,804)
Net deferred tax liability	$(24,629)	$ (28,744)

The exercise of stock options resulted in a reduction of taxes payable of approximately $1.4 million and $2.7 million for the six months ended April 30, 2006 and 2005, respectively. Such benefit has been reflected in shareholders’ equity.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the quarters ended April 30, 2006 and 2005 is as follows:

	2006	2005

Federal statutory rate	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.3	1.8
Minority interest	(0.7)	(0.8)
Stock-based compensation (incentive stock options)	1.2	1.6
Other	0.7	0.3
Effective income tax rate	38.5%	37.9%

The Company has recorded a deferred income tax asset of $1.5 million as of April 30, 2006, relating to a $4.1 million capital loss carry forward. The capital loss expires on October 31, 2008. No reserve has been established against the deferred tax asset associated with the capital loss carry forward as management believes that this asset is fully recoverable.

Due to the expiration of state net operating loss carry forwards during the current fiscal year, the Company reduced its deferred tax assets by $0.3 million and a related valuation allowance of $0.2 million.

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the six months ended April 30, 2006 and 2005 are as follows:

	For the Six Months Ended
	April 30,
(in thousands)	2006	2005
Net income	$79,031	$65,252
Net unrealized gains on available-for-sale securities, net of income taxes of $353 and $61, respectively	594	118
Foreign currency translation adjustments, net of income taxes of $18 and $13, respectively	31	26
Comprehensive income	$79,656	$65,396

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

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

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

(The remainder of this page is left intentionally blank.)

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

General

The Company’s principal business is creating, marketing and managing investment companies (open-end and closed-end funds) and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

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

Assets Under Management

Assets under management of $118.8 billion on April 30, 2006 were 20 percent higher than the $98.8 billion reported a year earlier. Long-term fund net inflows contributed $7.7 billion to growth in assets under management over the last twelve month period, including $4.5 billion of open-end and private fund net inflows and $3.2 billion of closed-end fund offerings. Separate account net inflows totaled $1.2 billion, reflecting $1.5 billion of retail managed account net inflows offset by $0.3 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $9.8 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective

	April 30,
(in billions)	2006	2005	% Change
Equity assets	$72.9	$58.1	25%
Fixed income assets	25.6	22.2	15%
Floating-rate bank loan assets	20.3	18.5	10%
Total	$118.8	$98.8	20%

Equity assets represented 61 percent of total assets under management on April 30, 2006, up from 59 percent on April 30, 2005. Assets in equity funds managed for after-tax returns totaled $33.1 billion and $30.1 billion on April 30, 2006 and 2005, respectively. Fixed income assets, including money market funds, represented 22 percent of total assets under management on April 30, 2006 and 2005. Fixed income assets included $12.7 billion and $11.1 billion of tax-exempt municipal bond funds on April 30, 2006 and 2005, respectively. Floating-rate bank loan assets represented 17 percent of total assets under management on April 30, 2006, compared to 19 percent on April 30, 2005.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2006	2005	% Change	2006	2005	% Change
Long-term funds:
Closed-end funds	$—	$1.1	-100%	$0.1	$1.9	-95%
Open-end funds	1.5	0.8	88%	2.3	1.3	77%
Private funds	0.8	0.1	700%	0.3	0.4	-25%
Total long-term fund net inflows	2.3	2.0	15%	2.7	3.6	-25%
Institutional/HNW(1) accounts	0.1	(0.4)	NM(2)	(0.7)	(1.1)	-36%
Retail managed accounts	0.4	0.5	-20%	0.7	0.9	-22%
Total separate account net inflows (outflows)	0.5	0.1	400%	—	(0.2)	NM
Total net inflows (outflows)	$2.8	$2.1	33%	$2.7	$3.4	-21%

(1)     High-net-worth (“HNW”)

(2)     Not meaningful (“NM”)

Long-term fund net inflows totaled $2.3 billion in the second quarter of fiscal 2006 compared to $2.0 billion in the second quarter of fiscal 2005. The increase in fund net inflows in the second quarter of fiscal 2006 can be attributed primarily to an 88 percent increase in open-end fund net inflows and a 700 percent increase in private fund net inflows. Open-end fund net inflows of $1.5 billion and $0.8 billion for the second quarters of fiscal 2006 and 2005, respectively, reflect gross inflows of $4.0 billion and $3.0 billion, respectively, net of redemptions of $2.5 billion and $2.2 billion, respectively. Private fund net inflows in the second quarter of fiscal 2006 include $0.5 billion in assets raised in conjunction with the private offering of debt securities by a collateralized debt obligation entity for which the Company acts as collateral manager.

The Company experienced net inflows of separate account assets of $0.5 billion in the second quarter of fiscal 2006, compared to net inflows of $0.1 billion in the second quarter of fiscal 2005. Retail managed account net flows decreased to $0.4 billion in the second quarter of fiscal 2006 from $0.5 billion in the second quarter of fiscal 2005. However, retail managed account net flows primarily reflect sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products, as well as sales of Eaton Vance Management’s municipal bond products. Institutional and high-net-worth net inflows of $0.1 billion in the second quarter of fiscal 2006 and net outflows of $0.4 billion in the second quarter of fiscal 2005 reflect withdrawals by certain Atlanta Capital and Fox Asset Management institutional clients in both years.

Money market fund assets increased $0.8 billion in the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005 due to cash collateral received in connection with the securities lending programs.

The following table summarizes the asset flows by investment objective for the three and six-month periods ended April 30, 2006 and 2005:

Asset Flows

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2006	2005	% Change	2006	2005	% Change
Equity fund assets—beginning	$48.1	$39.3	22%	$45.2	$36.9	22%
Sales/inflows	2.0	1.7	18%	3.7	3.8	-3%
Redemptions/outflows	(1.2)	(1.2)		(2.7)	(2.2)	23%
Exchanges	—	—	—%	—	—	—%
Market value change	1.2	(0.7)	NM	3.9	0.6	550%
Equity fund assets—ending	50.1	39.1	28%	50.1	39.1	28%
Fixed income fund assets—beginning	19.1	17.7	8%	18.6	17.6	6%
Sales/inflows	1.4	1.2	17%	2.8	1.8	56%
Redemptions/outflows	(0.8)	(0.6)	33%	(1.8)	(1.2)	50%
Exchanges	—	—	—%	—	—	—%
Market value change	(0.1)	(0.3)	67%	—	(0.2)	100%
Fixed income fund assets—ending	19.6	18.0	9%	19.6	18.0	9%
Floating-rate bank loan fund assets—beginning	16.8	15.6	8%	16.8	15.0	12%
Sales/inflows	1.8	1.7	6%	3.0	2.9	3%
Redemptions/outflows	(0.9)	(0.8)	13%	(2.3)	(1.5)	53%
Exchanges	—	—	—%	—	—	—%
Market value change	0.1	(0.1)	NM	0.3	—	NM
Floating-rate bank loan fund assets—ending	17.8	16.4	9%	17.8	16.4	9%
Total long-term fund assets—beginning	84.0	72.6	16%	80.6	69.5	16%
Sales/inflows	5.2	4.6	13%	9.5	8.5	12%
Redemptions/outflows	(2.9)	(2.6)	12%	(6.8)	(4.9)	39%
Exchanges	—	—	—%	—	—	—%
Market value change	1.2	(1.1)	NM	4.2	0.4	NM
Total long-term fund assets—ending	87.5	73.5	19%	87.5	73.5	19%
Separate accounts—beginning	29.0	25.1	16%	27.6	24.5	13%
Inflows—HNW and institutional	0.6	0.7	-14%	1.3	1.5	-13%
Outflows—HNW and institutional	(0.5)	(1.1)	-55%	(2.1)	(2.6)	-19%
Inflows—retail managed accounts	0.9	0.9	—%	1.7	1.7	—%
Outflows—retail managed accounts	(0.5)	(0.4)	25%	(0.9)	(0.9)	—%
Market value change	0.7	(0.2)	NM	2.2	0.8	175%
Assets acquired	—	—	—%	0.4	—	NM
Separate accounts—ending	30.2	25.0	21%	30.2	25.0	21%
Money market fund assets—ending	1.1	0.3	267%	1.1	0.3	267%
Assets under management—ending	$118.8	$98.8	20%	$118.8	$98.8	20%

Ending Assets Under Management by Asset Class

	April 30,
(in billions)	2006	2005	% Change
Class A(1)	$23.1	$16.9	37%
Class B(2)	7.4	8.2	-10%
Class C(3)	7.8	7.3	7%
Class I(4)	2.0	1.2	67%
Private funds(5)	23.7	20.3	17%
Closed-end funds	22.0	17.8	24%
Other(6)	2.6	2.1	24%
Total fund assets	88.6	73.8	20%
HNW and institutional account assets	21.7	19.1	14%
Retail managed account assets	8.5	5.9	44%
Total separate account assets	30.2	25.0	21%
Total	$118.8	$98.8	20%

(1)     Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.

(2)     Includes Eaton Vance Prime Rate Reserves, an interval fund.

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

Fund assets represented 75 percent of total assets under management on both April 30, 2006 and April 30, 2005. Class A share assets increased to 19 percent of total assets under management at April 30, 2006 from 17 percent at April 30, 2005, while Class B shares dropped to 6 percent at April 30, 2006 from 8 percent on April 30, 2005. The shift from Class B share assets to Class A share assets reflects the increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as a share class. Private funds and closed-end funds collectively represented 38 percent and 39 percent of the Company’s total assets under management at April 30, 2006 and 2005, respectively.

The shift in fund asset mix from Class B share assets to Class A share assets experienced by the Company has impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets has resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s overall effective fee rate, defined as total revenue as a percentage of average assets under management, declined to 73 basis points in the second quarter of fiscal 2006 from 74 basis points in the second quarter of fiscal 2005.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $30.2 billion on April 30, 2006, up from $25.0 billion on April 30, 2005. High-net-worth and institutional account assets increased by 14 percent in the second quarter of fiscal 2006 over the same period a year ago, while retail managed account assets increased by 44 percent in the same period. As noted above, high-net-worth and institutional net flows were negatively impacted in the second quarters of both fiscal 2006 and 2005 by client withdrawals at Atlanta Capital and Fox Asset Management. Retail managed account assets were positively impacted by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and the Company’s large cap value and municipal bond products.

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

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2006	2005	% Change	2006	2005	% Change
Class A(2)	$21.7	$16.6	31%	$20.7	$16.3	27%
Class B(3)	7.5	8.4	-11%	7.6	8.5	-11%
Class C(4)	7.7	7.3	5%	7.6	7.3	4%
Class I(5)	1.9	1.2	58%	1.7	1.1	55%
Private funds(6)	22.9	20.5	12%	22.6	20.5	10%
Closed-end funds	21.8	17.4	25%	21.6	16.8	29%
Other(7)	2.7	2.3	17%	2.6	2.2	18%
Total fund assets	86.2	73.7	17%	84.4	72.7	16%
HNW and institutional account assets	21.3	19.4	10%	21.2	19.6	8%
Retail managed account assets	8.2	5.8	41%	7.8	5.5	42%
Total separate account assets	29.5	25.2	17%	29.0	25.1	16%
Total	$115.7	$98.9	17%	$113.4	$97.8	16%

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

(7)     Includes other open-end funds and funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

Net income increased by 23 percent and 21 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago. The increase in net income noted in both the second quarter and first six months of fiscal 2006 can be primarily attributed to a 17 percent increase and a 16 percent increase in average assets under management in the second quarter and first six months of fiscal 2006 over the same periods a year ago. Operating results for the second quarter and first six months of fiscal 2006 include the acceleration of non-cash amortization of $8.9 million or $0.04 per diluted share to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at the Company’s Fox Asset Management subsidiary. The amortization expense is included in other expenses in the Company’s Consolidated Statements of Income for the three and six-month periods ended April 30, 2006.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to apply the modified version of retrospective application for all periods prior to the required effective date and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company’s adoption of SFAS No. 123R using the modified retrospective method resulted in the recognition of $8.0 million and $20.5 million of stock-based compensation expense in the second quarter and first six months of fiscal 2006, respectively, compared to $6.9 million and $14.4 million in the second quarter and first six months of fiscal 2005, respectively. In the second quarter and first six months of fiscal 2006, stock-based compensation reduced after-tax earnings by $6.5 million and $15.5 million, respectively, or $0.05 and $0.11 per diluted share. In the second quarter and first six months of fiscal 2005, stock-based compensation reduced after-tax earnings by $5.2 million and $11.0 million, respectively, or $0.04 and $0.08 per diluted share, respectively.

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

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Net income	$39,900	$32,536	23%	$79,031	$65,252	21%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.31	$0.25	24%	$0.62	$0.49	27%
Diluted	$0.29	$0.23	26%	$0.57	$0.46	24%
Earnings per share:
Basic	$0.31	$0.25	24%	$0.61	$0.49	25%
Diluted	$0.29	$0.23	26%	$0.57	$0.46	24%
Operating margin	29%	30%		30%	30%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 73 basis points in the second quarter of fiscal 2006 from 74 basis points in the second quarter of fiscal 2005, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 17 percent in the second quarter of fiscal 2006 from 19 percent a year ago. The impact of the decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commissions amortization expense, as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Investment adviser and administration fees	$145,284	$121,361	20%	$287,353	$240,276	20%
Distribution and underwriter fees	35,090	33,809	4%	70,267	68,869	2%
Service fees	29,346	25,139	17%	58,003	50,616	15%
Other revenue	1,752	2,195	-20%	2,199	4,521	-51%
Total revenue	$211,472	$182,504	16%	$417,822	$364,282	15%

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

The increase in investment adviser and administration fees of 20 percent in both the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago can be attributed to an increase in average assets under management and a shift in asset mix from lower fee fixed income to higher fee equity. Average assets under management increased by 17 percent and 16 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago.

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

Distribution and underwriter fees increased by 4 percent in the second quarter of fiscal 2006 and by 2 percent in the first six months of fiscal 2006 over the same periods a year ago, primarily reflecting a decrease in Class B share assets under management offset by increases in average Class C share and private equity fund assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined by 11 percent year-over-year in the first six months of fiscal 2006, as a result of lower sales and redemptions in the asset class. The decrease in average Class B share assets under management was in contrast to a 4 percent increase in average Class C share assets under management and a 10 percent increase in private fund assets under management. As noted above, Class C shares and certain private funds are also subject to distribution fees.

Service fees

Service plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to the principal underwriter (Eaton Vance Distributors, Inc., a wholly owned subsidiary of Eaton Vance Management) for shareholder services.

Service fees increased by 17 percent and 15 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago, reflecting an increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other revenue

Other revenue, which consists primarily of investment income related to two consolidated short-term income funds, which the Company no longer consolidates as of April 30, 2006, shareholder service fees and realized and unrealized gains and losses on investments classified as trading, declined by 20 and 51 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago. The decrease in other revenue can be attributed primarily to a decrease in investment income related to Eaton Vance Short-Term Income Fund, which the Company stopped consolidating in April 2005. The Company’s investments in Eaton Vance Short-Term Income Fund and Eaton Vance Short-Term Treasury Fund are recorded under the equity method, beginning April 1, 2005 and April 1, 2006, respectively. Other revenue for the six-month period ended April 30, 2006 and 2005 includes $0.3 million and $2.0 million of investment income related to these funds for the period during which they were consolidated.

Expenses

Operating expenses increased by 18 percent and 15 percent in the second quarter and first six months of fiscal 2006, respectively, over the same period a year ago because of increases in compensation, service fees, distribution and other expenses.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Compensation of officers and employees	$58,489	$50,578	16%	$119,938	$100,129	20%
Amortization of deferred sales commissions	13,308	16,907	-21%	27,048	34,947	-23%
Service fee expense	22,971	20,594	12%	45,834	41,766	10%
Distribution expense	27,979	23,194	21%	54,104	46,113	17%
Other expenses	28,108	16,445	71%	46,203	31,032	49%
Total expenses	$150,855	$127,718	18%	$293,127	$253,987	15%

Compensation of officers and employees

Compensation expense increased by 16 percent and 20 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago. The increase in compensation expense in both periods can be attributed to a 12 percent increase in headcount, higher operating income-based employee bonus accruals and higher stock-based compensation costs. The 12 percent increase in headcount from April 30, 2005 to April 30, 2006 reflects additions to the Company’s investment management, marketing and operational teams to support its significant growth in assets under management as well as the build-out of its institutional sales team.

The Company’s adoption of SFAS No. 123R resulted in the recognition of $20.5 million of stock-based compensation expense in the first six months of fiscal 2006 ($15.5 million after tax or $0.11 per diluted share) compared to $14.4 million in the first six months of fiscal 2005 ($11.0 million after tax or $0.08 per diluted share). Approximately $4.0 million of the total $6.1 million year-over-year increase in stock-based compensation expense can be attributed to the acceleration in the recognition of stock-based compensation for retirement-eligible employees under SFAS No. 123R.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement with the Company’s consent when the employee reaches age 55 with a combined age and years of service equal to at least 75. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense, regardless of employee retirement eligibility, over the vesting period without regard to retirement eligibility.

The accelerated recognition of compensation cost for employees who are retirement-eligible or are nearing retirement eligibility under the Company’s existing retirement policy is applicable for all grants made on or after the Company’s adoption of SFAS No. 123R (November 1, 2005). The Company anticipates that stock-based compensation expense recognized in the remaining half of fiscal 2006 will be consistent with that recognized in the second quarter of fiscal 2006 due to the accelerated recognition in the first fiscal quarter of 2006 of compensation cost associated with stock option grants made to retirement-eligible employees in November 2005. The accelerated recognition of compensation expense associated with retirement eligible employees in the first quarter of a fiscal year will reduce stock-based compensation expense recognized in subsequent quarters.

Amortization of deferred sales commissions

Amortization of deferred sales commissions decreased by 21 percent and 23 percent in the three and six month periods ending April 30, 2006 over the same periods a year ago. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In the first six months of fiscal 2006, increases in Class C share and private fund net sales were offset by a decrease in Class B net share sales. As amortization expense is a function of the Company’s product mix, a continuing shift away from Class B sales and assets to other classes over time will most likely result in further reductions in amortization expense.

Service fees expense

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the

Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 12 percent and 10 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense

Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 21 percent and 17 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago, largely as a result of increases in closed-end fund assets and other assets subject to third-party distribution fees and revenue-sharing payments.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 71 percent and 49 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods a year ago, primarily reflecting increases in the amortization of intangible assets, fund-related expenses, facilities expenses, information technology expenses and compliance costs.

In the second quarter of fiscal 2006, the Company accelerated non-cash amortization by $8.9 million or $0.04 per diluted share to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at the Company’s Fox Asset Management subsidiary. These contracts were identified and accounted for as intangible assets at the time of the Fox Asset Management acquisition in September 2001. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The write off was computed by comparing the net present value of projected future client cash flows to the carrying value of the intangible asset at April 30, 2006. Assets under management at Fox Asset Management have remained relatively stable despite the attrition of the original contracts acquired as these contracts have been replaced over time by similar asset management contracts.

Other Income and Expense

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Interest income	$2,020	$1,057	91%	$3,742	$1,766	112%
Interest expense	(360)	(371)	-3%	(724)	(732)	-1%
Gain on investments	2,886	77	NM	3,547	87	NM
Foreign currency gain (loss)	(71)	3	NM	(127)	25	NM
Impairment loss on investments	—	(1,840)	NM	(592)	(1,840)	NM
Total other income (expense)	$4,475	$(1,074)	NM	$5,846	$(694)	NM

Interest income increased by 112 percent in the first six months of fiscal 2006 over the same period a year ago, primarily due to an increase in short-term interest rates.

Interest income earned on investments classified as available-for-sale is included in interest income. Interest and dividend income earned by funds that the Company had consolidated, is recorded in other revenue.

Interest expense decreased by 1 percent in the first six months of fiscal 2006 over the same period a year ago and represents the accretion of interest on the Company’s zero-coupon exchangeable notes.

The Company recognized a $0.6 million and $1.8 million impairment loss for the six months ended April 30, 2006 and 2005, respectively, related to its investments in collateralized debt obligation entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools and, therefore, the Company’s investment. The Company continues to earn a management fee on the underlying collateral pools.

The Company realized gains of $2.2 million upon the disposition of its investment in sponsored funds and $1.4 million on liquidation of its investment in a collateralized debt obligation entity for the six months ended April 30, 2006.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 38.5 percent and 37.9 percent in the first six months of fiscal 2006 and 2005, respectively.

Minority Interest

Minority interest increased by 5 percent and 8 percent in the second quarter and first six months of fiscal 2006, respectively, over the same periods last year, primarily due to the increased profitability of Parametric Portfolio Associates, a majority-owned subsidiary.

Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. The short-term income funds previously consolidated by the Company are registered investment companies that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates at April 30, 2006 reflects the Company’s 20 percent minority equity interest in Lloyd George Management. In addition, the Company’s has a 22 percent minority equity interest in the Eaton Vance Short-Term Income Fund, a 28 percent minority equity interest in the Eaton Vance Institutional Short-Term Treasury Fund and a 24 percent minority equity interest in the Eaton Vance Equity Research Fund.

Equity in net income of affiliates, net of tax, increased to $1.2 million in the second quarter of fiscal 2006 from $0.4 million in the second quarter of fiscal 2005 largely due to the deconsolidation of Eaton Vance Institutional Short-Term Income Fund on April 1, 2005. Subsequent to deconsolidation, the Company’s investment in the fund was accounted for as an equity-method investment.

Equity in net income of affiliates, net of tax, increased to $2.2 million in the first six months of fiscal 2006 from a loss of $0.2 million in the first six months of fiscal 2005 because of the strong growth in assets under management at Lloyd George Management. Also, calendar year-end bonuses paid by Lloyd George Management in December 2005 were accrued throughout the calendar year, whereas they were expensed entirely in December 2004.

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

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on April 30, 2006 and October 31, 2005 and for the six-month periods ended April 30, 2006 and 2005:

(in thousands)	April 30, 2006	October 31, 2005	% Change
Balance sheet data:
Cash and cash equivalents	$158,060	$146,389	8%
Short-term investments	128,427	127,858	—%
Long-term investments	53,850	61,766	-13%
Deferred sales commissions	116,148	126,113	-8%

Long-term debt	76,027	75,467	1%
Deferred income taxes	26,616	29,804	-11%

	For the Six Months Ended April 30,
(in thousands)	2006	2005	% Change
Cash flow data:
Operating cash flows	$9,966	$17,010	-41%
Investing cash flows	11,351	(6,458)	276%
Financing cash flows	(9,692)	1,087	-992%

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments consist principally of investments in the Company’s sponsored money market and short-term income funds. Long-term investments consist principally of investments in certain of the Company’s sponsored mutual funds, affiliates and minority equity investments in collateralized debt obligation entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 8 percent in the first six months of fiscal 2006, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for the stock-based compensation, decreased by 11 percent in the first six months of fiscal 2006. The decrease in deferred income taxes relates to the continuing decrease in deferred sales commissions and an increase in the tax benefit derived from stock-based compensation. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company established a deferred tax asset of $21.3 million.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligations	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	34.3	7.9	15.7	2.2	8.5

Excluded from the table above are future payments to be made by the Company to purchase the minority interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and/or sales will occur at varying times at varying amounts over the next 10 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The timing and amounts of these purchases cannot be predicted with certainty. However, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in future years. In the third quarter of fiscal 2006, the Company exercised a call option and purchased an additional $4.0 million interest in Parametric Portfolio Associates from minority interest holders, increasing the Company’s ownership from 80 percent to 85 percent.

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

Note holders also have the right to surrender their Notes for exchange into shares of the Company’s non-voting common stock in any fiscal quarter if, as of the last day of the preceding fiscal quarter, the closing sale price of Eaton Vance Corp.’s non-voting common stock for at least 20 of the last 30 consecutive trading days is more than a specified percentage of the accreted exchange price per share on that date. On April 30, 2006, the contingent conversion price for the Company’s non-voting common stock was $28.18. EVM has the right to settle the exchange in cash, shares of the Company’s non-voting common stock, or a combination of both. On April 30, 2006, 110,945 Notes remained outstanding ($110.9 million principal amount at maturity).

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At April 30, 2006, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, stock based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $10.0 million and $17.0 million in the six months ended April 30, 2006 and 2005, respectively. The decrease in cash provided by operating activities in the first six months of fiscal 2006 compared to the first six months of fiscal 2005 can be attributed primarily to a decrease in cash provided by the purchase and sale of trading securities by the Company’s two consolidated short-term income funds, which regularly purchase and sell short-term debt instruments. As described in the Company’s discussion of operating results (see “Other revenue” above), the Company stopped consolidating the funds on April 1, 2005 and April 1, 2006, respectively. The Company consolidates investments in affiliates in which the Company’s ownership exceeds 50 percent. As a result, cash flows from the operating activities of the consolidated funds are included in operating cash flows. Net cash used for the purchase and sale of trading securities totaled $80.2 million in the first six months of fiscal 2006 compared to $68.7 million in the first six months of fiscal 2005.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $1.5 million in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Although the Company anticipates that the payment of capitalized sales commissions will continue to be a significant overall use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected if sales of Class B shares decline.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments by Company-sponsored mutual funds that the Company does not consolidate. Cash provided by investing activities totaled $11.4 million in the first six months of fiscal 2006 compared to $6.5 million used for investing activities in the first six months of fiscal 2005. The increase in cash provided by investing activities in the first six months of fiscal 2006 reflects the proceeds received from the sale of available-for-sale investments.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated mutual fund subsidiaries (which were deconsolidated in April, 2005 and April, 2006) and cash paid to meet redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $9.7 million in the first six months of fiscal 2006 compared to $1.1 million provided by financing activities in the first six months of fiscal 2005. Cash used for financing activities in the six months ended April 30, 2006 reflects proceeds of $80.0 million from the issuance of the Company’s mutual fund subsidiaries’ capital stock compared to net payments of $84.6 million for the redemption of the Company’s mutual fund subsidiaries’ capital stock for the six months ended April 30, 2005.

In the first six months of fiscal 2006, the Company repurchased a total of 2.8 million shares of its non-voting common stock for $76.4 million under its authorized repurchase program and issued 1.1 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $14.1 million. The Company has authorization to purchase an additional 2.5 million shares under its present share repurchase authorization and anticipates that share repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.20 in the first six months of fiscal 2006 compared to $0.16 in the first six months of fiscal 2005.

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

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities and Eaton Vance Variable Leveraged Fund (collectively the “CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At April 30, 2006, combined assets under management in the collateral pools of these CDO entities were approximately 1.9 billion. The Company had combined minority equity investments of $7.2 million in three of these entities on April 30, 2006.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”  The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $7.2 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at April 30, 2006.

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

Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with SFAS No. 123R. Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. Management must also apply judgment in developing an expectation of awards that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially affected.
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

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $23.6 million at April 30, 2006, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.7 million based on fixed-income and floating-rate income investments of $132.4 million as of April 30, 2006. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $7.2 million at April 30, 2006, which represents the total value at risk with respect to such entities as of April 30, 2006.

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

Item 4. Controls and Procedures

As of April 30, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

On February 15, 2006, the Company implemented a new financial consolidation and reporting software tool, Hyperion Financial Management. The Company considers implementation of this application to have a material effect on the Company’s internal control over financial reporting for the quarter ended April 30, 2006. There were no other significant changes that would have a material effect on the Company’s internal control over financial reporting for the quarter ended April 30, 2006.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is the process designed and affected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management has evaluated the effectiveness of internal control over financial reporting as of April 30, 2006 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006.

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

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the second quarter of fiscal 2006:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2006 through February 28, 2006	237,500	$28.86	237,500	3,808,599
March 1, 2006 through March 31, 2006	641,853	$27.18	641,853	3,166,746
April 1, 2006 through April 30, 2006	657,200	$28.36	657,200	2,509,546
Total	1,536,553	$27.94	1,536,553	2,509,546

(1)          The Company’s share repurchase program was announced on April 14, 2005. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 4.                       Submission of Matters to a Vote of Security Holders

On April 3, 2006, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, elected Dorothy E. Puhy as a Director.

On April 12, 2006, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the 1998 Stock Plan — Restatement No. 7.

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

(b)  Reports on Form 8-K

The Company filed a Form 8-K with the SEC on February 28, 2006, regarding the Company’s press release of its results of operations for the quarter ended January 31, 2006.

The Company filed a Form 8-K with the SEC on April 7, 2006, regarding the election of Dorothy E. Puhy as a Director.

The Company filed a Form 8-K with the SEC on April 13, 2006, regarding preliminary assets under management reports.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 8, 2006	/s/ Thomas E. Faust Jr.
(Signature)
Thomas E. Faust Jr.
President

EATON VANCE CORP.
(Registrant)

DATE: June 8, 2006	/s/ William M. Steul
(Signature)
William M. Steul
Chief Financial Officer