Form 10-Q
period 2006-07-31
EATON VANCE CORP
filed 2006-09-07
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer   [X]   Accelerated filer [  ]   Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

     Shares outstanding as of July 31, 2006:
               Voting Common Stock – 309,760 shares
               Non-Voting Common Stock – 126,735,035 shares

Eaton Vance Corp.
Form 10-Q
For the Nine months Ended July 31, 2006
Index

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2006	October 31, 2005
Assets

Current Assets:
Cash and cash equivalents	$165,771	$146,389
Short-term investments	129,926	127,858
Investment adviser fees and other receivables	89,391	83,868
Other current assets	6,371	10,473
Total current assets	391,459	368,588

Other Assets:
Deferred sales commissions	114,825	126,113
Goodwill	96,834	89,634
Other intangible assets, net	34,704	40,644
Long-term investments	61,552	61,766
Equipment and leasehold improvements, net	20,228	12,764
Other assets	2,026	3,035
Total other assets	330,169	333,956
Total assets	$721,628	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2006	October 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$59,664	$62,880
Accounts payable and accrued expenses	32,303	27,987
Dividend payable	12,704	12,952
Current portion of long-term debt	76,316	—
Other current liabilities	7,920	12,538
Total current liabilities	188,907	116,357

Long-term Liabilities:
Long-term debt	—	75,467
Deferred income taxes	26,168	29,804
Total long-term liabilities	26,168	105,271
Total liabilities	215,075	221,628
Minority interest	9,246	4,620
Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share: Authorized, 1,280,000 shares Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share: Authorized, 190,720,000 shares Issued and outstanding, 126,735,035 and 129,243,023 shares, respectively	495	505
Notes receivable from stock option exercises	(2,043)	(2,741)
Accumulated other comprehensive income	2,700	2,566
Retained earnings	496,154	475,965
Total shareholders’ equity	497,307	476,296
Total liabilities and shareholders’ equity	$721,628	$702,544

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2006	2005	2006	2005
Revenue:
Investment adviser and administration fees	$149,823	$127,768	$437,176	$368,047
Distribution and underwriter fees	34,338	35,238	104,605	104,107
Service fees	31,235	26,637	89,238	77,253
Other revenue	919	1,108	3,118	5,629
Total revenue	216,315	190,751	634,137	555,036

Expenses:
Compensation of officers and employees	61,989	51,782	181,926	151,911
Amortization of deferred sales commissions	12,119	15,694	39,168	50,641
Service fee expense	24,063	22,087	69,896	63,853
Distribution expense	30,601	25,775	84,705	71,888
Other expenses	19,658	14,610	65,861	45,642
Total expenses	148,430	129,948	441,556	383,935
Operating income	67,885	60,803	192,581	171,101

Other Income (Expense):
Interest income	2,197	1,030	5,938	2,796
Interest expense	(655)	(367)	(1,380)	(1,099)
Gain on investments	41	187	3,589	274
Foreign currency loss	(55)	(51)	(182)	(26)
Impairment loss on investments	—	—	(592)	(1,840)
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	69,413	61,602	199,954	171,206
Income taxes	(27,233)	(25,452)	(77,451)	(66,986)
Minority interest	(1,011)	(1,128)	(3,830)	(3,736)
Equity in net income of affiliates, net of tax	650	734	2,803	527
Net income before cumulative effect of change in accounting principle	41,819	35,756	121,476	101,011
Cumulative effect of change in accounting principle, net of tax	—	—	(626)	—
Net income	$41,819	$35,756	$120,850	$101,011

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2006	2005	2006	2005
Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.33	$0.27	$0.95	$0.76
Diluted	$0.31	$0.26	$0.88	$0.72

Earnings Per Share:
Basic	$0.33	$0.27	$0.94	$0.76
Diluted	$0.31	$0.26	$0.88	$0.72

Weighted Average Shares Outstanding:
Basic	127,211	130,887	128,292	132,177
Diluted	136,601	139,691	138,141	140,983

See notes to consolidated financial statements.

(The remainder of this page is left intentionally blank.)

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2006	2005
Cash and cash equivalents, beginning of period	$146,389	$147,137

Cash Flows from Operating Activities:
Net income	120,850	101,011
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	592	1,840
Stock-based compensation expense	28,770	21,717
Depreciation and other amortization	13,479	5,383
Amortization of deferred sales commissions	39,168	50,636
Payment of capitalized sales commissions	(39,836)	(36,265)
Contingent deferred sales charges received	11,978	15,350
Deferred income taxes	(6,596)	(14,988)
Interest on long-term debt and amortization of debt issuance costs	959	963
Gain on investments	(3,958)	(43)
Minority interest	3,830	3,736
Equity in net income of affiliates	(4,908)	(845)
Dividends received from affiliates	2,734	875
Cumulative effect of change in accounting principle, net of tax	626	—
Proceeds from the sale of trading securities	79,974	88,760
Purchase of trading securities	(160,172)	(157,478)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(5,524)	(50,903)
Other current assets	4,746	(963)
Other assets	1,494	1,138
Accrued compensation	(3,217)	(5,713)
Accounts payable and accrued expenses	4,303	8,855
Other current liabilities	(4,627)	223
Net cash provided by operating activities	84,665	33,289

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(10,039)	(2,547)
Net decrease in notes receivable from affiliates	1,086	490
Purchase of management contracts	(1,230)	—
Purchase of minority members’ interest	(11,253)	(360)
Proceeds from sale of available-for-sale investments	25,512	1,607
Purchase of available-for-sale investments	(15,380)	(16,866)
Net cash used for investing activities	(11,304)	(17,676)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2006	2005
Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	3,036	3,241
Long-term debt issuance costs	—	(428)
Distributions to minority shareholders	(4,844)	(3,640)
Proceeds from issuance of non-voting common stock	20,194	15,494
Repurchase of non-voting common stock	(113,012)	(104,648)
Dividend paid	(38,691)	(31,817)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	80,000	151,500
Redemption of mutual fund subsidiary’s capital stock	(745)	(66,891)
Net cash used for financing activities	(54,062)	(37,189)
Effect of currency rate changes on cash and cash equivalents	83	(82)
Net increase (decrease) in cash and cash equivalents	19,382	(21,658)
Cash and cash equivalents, end of period	$165,771	$125,479

Supplemental Cash Flow Information:
Interest paid	$137	$136
Income taxes paid	$83,964	$77,981

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$388	$615

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements

(1)	Basis of Presentation

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

(3) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and nine month periods ended July 31, 2006 and 2005:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
(in thousands, except per share data)	2006	2005	2006	2005
Net income — basic	$41,819	$35,756	$120,850	$101,011
Interest adjustment related to contingently convertible debt, net of tax	185	189	548	560
Net income — diluted	$42,004	$35,945	$121,398	$101,571

Weighted-average shares outstanding — basic	127,211	130,887	128,292	132,177
Incremental common shares from stock options and restricted stock awards	6,202	5,616	6,661	5,618
Incremental common shares related to contingently convertible debt	3,188	3,188	3,188	3,188
Weighted-average shares outstanding — diluted	136,601	139,691	138,141	140,983
Earnings per share:
Basic	$0.33	$0.27	$0.94	$0.76
Diluted	$0.31	$0.26	$0.88	$0.72

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 140,400 and 62,700 for the nine months ended July 31, 2006 and 2005, respectively.

(4)	Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2006:

July 31, 2006 (dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Client relationships acquired	14.2	$54,769	$22,020

Non-amortizing intangible assets:
Mutual fund management contracts		1,955	—
Total		$56,724	$22,020

In the second quarter of fiscal 2006, the Company accelerated non-cash amortization by $8.9 million to write-off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-off was computed by comparing the net present value of projected client cash flows to the carrying value of the intangible asset at April 30, 2006. The write-off is included in other expenses in the Company’s Consolidated Statements of Income for the nine month period ended July 31, 2006.

In the third quarter of fiscal 2006, the minority shareholders of Atlanta Capital Management, LLC (“Atlanta Capital”) exercised a put option whereby units representing a 7 percent ownership interest in Atlanta Capital were sold to the Company for $7.2 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2005. As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 77.4 percent on June 30, 2006 and the Company recorded intangible assets of $2.4 million and goodwill of $4.7 million. The remainder of the purchase price was allocated to minority interest.

Also in the third quarter of fiscal 2006, the Company exercised a call option with the minority shareholders of Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) whereby units representing a 2 percent capital ownership interest in Parametric were sold to the Company for $4.0 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2005. As a result of the transaction, the Company’s capital ownership interest in Parametric Portfolio Associates increased to 82 percent on May 31, 2006 and the Company recorded intangible assets of $1.4 million and goodwill of $2.5 million. The remainder of the purchase price was allocated to minority interest.

(5)   Investments

The following is a summary of investments at July 31, 2006:

(in thousands)	July 31, 2006
Short-term investments:
Sponsored funds	$30,990
Investment in affiliate	98,936
Total	$129,926

Long-term investments:
Sponsored funds	$36,518
Collateralized debt obligation entities	9,186
Investments in affiliates	14,903
Other investments	945
Total	$61,552

The Company recognized impairment losses of $0.6 million and $1.8 million in the nine month periods ended July 31, 2006 and 2005, respectively, related to its investments in collateralized debt obligation entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools and, therefore, the Company’s investment. The Company continues to earn a management fee on the underlying collateral pools.

The Company realized gains of $2.2 million upon the disposition of its investment in certain sponsored funds and $1.4 million on liquidation of its investment in a collateralized debt obligation entity in the nine months ended July 31, 2006.

(6)	Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation expense related to those plans of $28.8 million and $21.7 million for the nine months ended July 31, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $7.8 million and $5.1 million for the nine months ended July 31, 2006 and 2005, respectively.

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

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the plan with an exercise price of less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 35.0 million shares have been reserved for issuance under the 1998 Plan. Through July 31, 2006, options to purchase 33.2 million shares have been issued pursuant to the 1998 Plan.

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

The weighted average fair values of stock options granted during the nine months ended July 31, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	July 31, 2006	July 31, 2005
Weighted average grant date fair value of options granted	$8.35	$8.01

Assumptions:
Dividend yield	1.6%	1.3%
Volatility	27%	29%
Risk-free interest rate	4.9%	4.3%
Expected life of options	6.8 years	8.0 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Nine Month Period Ended July 31, 2006
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,791	$15.66
Granted	4,501	24.96
Exercised	(1,344)	10.48
Forfeited/Expired	(250)	19.89
Options outstanding, end of period	26,698	$17.45	6.6	$196,184
Options exercisable, end of period	12,956	$14.01	5.3	$139,299

The Company received $13.7 million related to the exercise of options under the 1998 Plan. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2006 and 2005 was $22.1 million and $11.7 million, respectively.

A summary of the status of the Company’s nonvested shares as of July 31, 2006, and changes during the nine months ended July 31, 2006, is presented below:

For the Nine Month Period Ended July 31, 2006
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	13,869	$6.60
Granted	4,501	8.35
Vested	(4,381)	5.48
Forfeited/Expired	(247)	7.07
Nonvested, end of period	13,742	$7.26

The total fair value of shares vested during the nine months ended July 31, 2006 was $24.0 million.

The Company recorded compensation expense of $27.0 million and $20.5 million for the nine months ended July 31, 2006 and 2005, respectively, relating to the 1998 Plan. As of July 31, 2006, there was $70.0 million of compensation expense related to nonvested share-based compensation arrangements granted under the 1998 Plan attributed to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.25 years.

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

In the nine months ended July 31, 2006 and 2005, 40,209 and 45,546 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $24.87 and $21.96 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.8 million and $0.6 million for the nine months ended July 31, 2006 and 2005, respectively, relating to shares issued in fiscal 2006 and prior years. As of July 31, 2006, there was $2.9 million of compensation cost related to nonvested share-based compensation arrangements granted under the plan related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 4.25 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through July 31, 2006, 7.1 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.6 million for the nine months ended July 31, 2006 and 2005, respectively. The Company received $2.9 million related to shares issued under the Employee Stock Purchase Plan.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the offering period. Through July 31, 2006, 3.0 million shares have been issued pursuant to this plan. The Company received $3.6 million related to shares issued under the Incentive Plan-Stock Alternative. In accordance with SFAS 123R, the Company recorded compensation expense of $0.5 million for the nine months ended July 31, 2006. The Company did not record any compensation cost related to this plan in prior periods as it was not subject to the provisions of SFAS No. 123.

(7)	Common Stock Repurchases

The Company’s current share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first nine months of fiscal 2006, the Company purchased approximately 4.1 million shares of its non-voting common stock under a previous share repurchase authorization and 0.1 million shares under the current share repurchase authorization. Approximately 7.9 million additional shares may be repurchased under the current authorization.

(8)	Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $30.5 million, which exceeded its minimum net capital requirement of $1.4 million at July 31, 2006. The ratio of aggregate indebtedness to net capital at July 31, 2006 was .70 to 1.

(9)	Income Taxes

The provision for income taxes for the nine months ended July 31, 2006 and 2005 consists of the following:

	For the Nine Months Ended July 31,
(in thousands)	2006	2005
Current:
Federal	$75,735	$73,537
State	8,311	8,437
Deferred:
Federal	(6,023)	(13,417)
State	(572)	(1,571)
Total	$77,451	$66,986

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	July 31, 2006	October 31, 2005
Deferred tax assets:
Stock-based compensation	$25,282	$21,367
Capital loss carryforward	1,530	2,701
Deferred rent	597	666
Differences between book and tax bases of investments	366	2,098
Other	503	1,088
Gross deferred tax asset	28,278	27,920
Valuation allowance	—	(216)
Total deferred tax asset	$28,278	$27,704

Deferred tax liabilities:
Deferred sales commissions	$(42,065)	$(44,022)
Accretion on zero-coupon exchangeable notes	(2,981)	(2,207)
Differences between book and tax bases of goodwill and intangibles	(5,887)	(7,865)
Differences between book and tax bases of property	(217)	(845)
Unrealized net holding gains on investments	(1,597)	(1,509)
Total deferred tax liability	$(52,747)	$(56,448)
Net deferred tax liability	$(24,469)	$(28,744)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at July 31, 2006 and October 31, 2005 are as follows:

(in thousands)	July 31, 2006	October 31, 2005
Net current deferred tax asset, included in other current assets	$1,699	$1,060
Net non-current deferred tax liability	(26,168)	(29,804)
Net deferred tax liability	$(24,469)	$(28,744)

The exercise of stock options resulted in a reduction of taxes payable of approximately $3.0 million and $3.2 million for the nine months ended July 31, 2006 and 2005, respectively. Such benefit has been reflected in shareholders’ equity.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the quarters ended July 31, 2006 and 2005 is as follows:

	2006	2005
Federal statutory rate	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.5	2.8
Minority interest	(0.7)	(0.8)
Stock-based compensation (incentive stock options)	1.3	1.6
Other	0.6	0.5
Effective income tax rate	38.7%	39.1%

The Company has recorded a deferred income tax asset of $1.5 million as of July 31, 2006, relating to a $4.1 million capital loss carry forward. The capital loss expires on October 31, 2008. No reserve has been established against the deferred tax asset associated with the capital loss carry forward as management believes that this asset is fully recoverable.

Due to the expiration of state net operating loss carry forwards during the current fiscal year, the Company reduced its deferred tax assets by $0.3 million and reversed a related valuation allowance of $0.2 million.

(10)	Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the nine months ended July 31, 2006 and 2005 are as follows:

	For the Nine Months Ended July 31,
(in thousands)	2006	2005
Net income	$120,850	$101,011
Net unrealized gains on available-for-sale securities, net of income taxes of $62 and $619, respectively	87	1,074
Foreign currency translation adjustments, net of income tax (benefit) of $30 and ($30), respectively	52	(52)
Comprehensive income	$120,989	$102,033

(11)	Commitments and Contingencies

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

On July 31, 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. In August 2006, the Company invested $4.7 million of the total $15.0 million of committed capital.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(12)	Recent Accounting Developments

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of the adoption of this interpretation.

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

(13)	Subsequent Event

On July 28, 2006, Eaton Vance Management (“EVM”), a wholly owned subsidiary of the Company, announced its intention to redeem for cash all of its outstanding zero-coupon exchangeable senior notes (“Notes”) ($110,945,000 principal amount at maturity with an accreted value on redemption date of $76.4 million). Upon receipt of EVM’s notice of its intent to redeem, holders of the Notes had the option to exchange the Notes into Eaton Vance Corp. non-voting common stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity until the close of business on August 10, 2006. As of the close of business on August 10, 2006, $110,939,000 principal amount at maturity of the Notes were tendered for exchange into the Company’s non-voting common stock. EVM elected to pay the holders cash in lieu of delivering stock as provided for in the indenture governing the Notes. As a result, EVM paid $86.2 million to holders who presented their Notes for exchange. In addition to those Notes exchanged, $6,000 principal amount at maturity of the Notes were redeemed for cash in the aggregate amount of $4,130.

The redemption of the Notes resulted in the elimination of all of the Company’s long-term debt and will reduce its diluted shares outstanding by 3.2 million shares in the fourth quarter of fiscal 2006. The $9.8 million premium value of the shares in excess of the accreted value of the Notes paid in cash to Note holders will be recorded as interest expense in the Company’s fiscal fourth quarter income statement, in addition to the write-off of $1.5 million of related debt issuance costs.

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

The Company is a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. The diversified offerings of Eaton Vance and its affiliates offer fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term.

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

The Company is also committed to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The Company and its majority-owned subsidiaries, including Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), have a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at each of the Company’s affiliates focus exclusively on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

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

Assets Under Management

Assets under management of $120.4 billion on July 31, 2006 were 14 percent higher than the $106.0 billion reported a year earlier. Long-term fund net inflows contributed $8.9 billion to growth in assets under management over the last twelve month period, including $6.7 billion of open-end and private fund net inflows and $2.2 billion of closed-end fund offerings. Separate account net inflows totaled $0.1 billion, reflecting $1.2 billion of retail managed account net inflows offset by $1.1 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $3.0 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective

	July 31,
(in billions)	2006	2005	% Change
Equity assets	$71.5	$64.6	11%
Fixed income assets	27.3	22.7	20%
Floating-rate bank loan assets	21.6	18.7	16%
Total	$120.4	$106.0	14%

Equity assets represented 59 percent of total assets under management on July 31, 2006, down from 61 percent on July 31, 2005. Assets in equity funds managed for after-tax returns totaled $37.1 billion and $33.3 billion on July 31, 2006 and 2005, respectively. Fixed income assets, including money market funds, represented 23 percent of total assets under management on July 31, 2006, up from 21 percent on July 31, 2005. Fixed income assets included $13.4 billion and $11.5 billion of tax-exempt municipal bond funds on July 31, 2006 and 2005, respectively. Floating-rate bank loan assets represented 18 percent of total assets under management on both July 31, 2006 and 2005.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in billions)	2006	2005	% Change		2006	2005	% Change
Long-term funds:
Closed-end funds	$0.2	$1.1	–82%		$0.3	$3.1	-90%
Open-end funds	1.4	0.4	250%		3.7	1.7	118%
Private funds	1.5	0.3	400%		1.8	0.7	157%
Total long-term fund net inflows	3.1	1.8	72%		5.8	5.5	5%
Institutional/HNW(1) accounts	(0.5)	0.2	NM	(2)	(1.3)	(0.9)	44%
Retail managed accounts	—	0.4	NM		0.8	1.2	-33%
Total separate account net inflows (outflows)	(0.5)	0.6	NM		(0.5)	0.3	NM
Total net inflows (outflows)	$2.6	$2.4	8%		$5.3	$5.8	-9%

(1) High-net-worth (“HNW”)
(2) Not meaningful (“NM”)

Long-term fund net inflows totaled $3.1 billion in the third quarter of fiscal 2006 compared to $1.8 billion in the third quarter of fiscal 2005. The increase in fund net inflows in the third quarter of fiscal 2006 can be attributed primarily to a 250 percent increase in open-end fund net inflows and a 400 percent increase in private fund net inflows. Open-end fund net inflows of $1.4 billion and $0.4 billion for the third quarters of fiscal 2006 and 2005, respectively, reflect gross inflows of $4.1 billion and $2.6 billion, respectively, net of redemptions of $2.7 billion and $2.2 billion, respectively. Private fund net inflows in the third quarter of fiscal 2006 include $0.7 billion in assets raised in conjunction with the private offering of debt securities by a collateralized debt obligation entity for which the Company acts as collateral manager.

The Company experienced net outflows of separate account assets of $0.5 billion in the third quarter of fiscal 2006, compared to net inflows of $0.6 billion in the third quarter of fiscal 2005. Retail managed account net inflows decreased to $36 million in the third quarter of fiscal 2006 from $0.4 billion in the third quarter of fiscal 2005. Retail managed account net inflows in both periods reflect strong sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products and Eaton Vance Management’s large cap value and municipal bond products. Strong retail managed account sales in the third quarter of fiscal 2006 were offset by the loss of a relatively low-fee tax-efficient overlay arrangement at Parametric Portfolio Associates. Institutional and high-net-worth net outflows of $0.5 billion in the third quarter of fiscal 2006 reflect the withdrawal of funds by a bank loan institutional account.

Money market fund assets increased to $2.1 billion on July 31, 2006 from $0.3 billion on July 31, 2005, primarily due to a significant investment by an institutional client in one of the Company’s sponsored short-term treasury funds in the third quarter of fiscal 2006 and the introduction of a cash collateral fund managed by the Company in the second quarter of fiscal 2006. The cash collateral fund was introduced in conjunction with a securities lending program in which certain of the Company’s sponsored funds participate.

The following table summarizes the asset flows by investment objective for the three and nine-month periods ended July 31, 2006 and 2005:

Asset Flows

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2006	2005	% Change	2006	2005	% Change
Equity fund assets — beginning	$50.1	$39.1	28%	$45.2	$36.9	22%
Sales/inflows	2.1	2.6	-19%	5.8	6.4	-9%
Redemptions/outflows	(1.4)	(1.0)	40%	(4.1)	(3.2)	28%
Exchanges	—	—	NM	—	—	NM
Market value change	(1.2)	2.8	NM	2.7	3.4	-21%
Equity fund assets — ending	49.6	43.5	14%	49.6	43.5	14%

Fixed income fund assets — beginning	19.6	18.0	9%	18.6	17.6	6%
Sales/inflows	1.5	0.8	88%	4.3	2.7	59%
Redemptions/outflows	(0.9)	(0.5)	80%	(2.7)	(1.8)	50%
Exchanges	—	—	NM	—	—	NM
Market value change	—	0.2	NM	—	—	NM
Fixed income fund assets — ending	20.2	18.5	9%	20.2	18.5	9%

Floating-rate bank loan fund assets — beginning	17.8	16.4	9%	16.8	15.0	12%
Sales/inflows	2.6	0.9	189%	5.6	3.8	47%
Redemptions/outflows	(0.8)	(0.9)	-11%	(3.1)	(2.4)	29%
Exchanges	—	—	NM	—	—	NM
Market value change	—	—	NM	0.3	—	NM
Floating-rate bank loan fund assets — ending	19.6	16.4	20%	19.6	16.4	20%

Total long-term fund assets — beginning	87.5	73.5	19%	80.6	69.5	16%
Sales/inflows	6.2	4.3	44%	15.7	12.9	22%
Redemptions/outflows	(3.1)	(2.4)	29%	(9.9)	(7.4)	34%
Exchanges	—	—	NM	—	—	NM
Market value change	(1.2)	3.0	NM	3.0	3.4	-12%
Total long-term fund assets — ending	89.4	78.4	14%	89.4	78.4	14%

Separate accounts — beginning	30.2	25.0	21%	27.6	24.5	13%
Inflows — HNW and institutional	0.4	0.6	-33%	1.7	2.1	–19%
Outflows — HNW and institutional	(0.9)	(0.4)	125%	(3.0)	(3.0)	NM
Inflows — retail managed accounts	0.8	0.7	14%	2.5	2.4	4%
Outflows — retail managed accounts	(0.8)	(0.3)	167%	(1.7)	(1.2)	42%
Market value change	(0.8)	1.7	NM	1.4	2.5	-44%
Assets acquired	—	—	NM	0.4	—	NM
Separate accounts — ending	28.9	27.3	6%	28.9	27.3	6%

Money market fund assets — ending	2.1	0.3	600%	2.1	0.3	600%
Assets under management — ending	$120.4	$106.0	14%	$120.4	$106.0	14%

Ending Assets Under Management by Asset Class

	July 31,
(in billions)	2006	2005	% Change
Class A (1)	$24.4	$18.2	34%
Class B (2)	6.9	8.1	–15%
Class C (3)	7.9	7.5	5%
Class I (4)	3.0	1.2	150%
Private funds (5)	24.9	21.7	15%
Closed-end funds	21.8	19.5	12%
Other (6)	2.6	2.5	4%
Total fund assets	91.5	78.7	16%
HNW and institutional account assets	20.6	20.6	0%
Retail managed account assets	8.3	6.7	24%
Total separate account assets	28.9	27.3	6%
Total	$120.4	$106.0	14%

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

Fund assets represented 76 and 74 percent of total assets under management on July 31, 2006 and July 31, 2005, respectively. Class A share assets increased to 20 percent of total assets under management at July 31, 2006 from 17 percent at July 31, 2005, while Class B shares dropped to 6 percent at July 31, 2006 from 8 percent on July 31, 2005. The shift from Class B share assets to Class A share assets reflects the increasing popularity of Class A shares in the industry and the declining popularity of Class B shares as a share class. Private funds and closed-end funds collectively represented 39 percent of the Company’s total assets under management at both July 31, 2006 and 2005.

The shift in fund asset mix from Class B share assets to Class A share assets experienced by the Company has impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets has resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s overall effective fee rate, defined as total revenue as a percentage of average assets under management, declined to 73 basis points in the third quarter of fiscal 2006 from 75 basis points in the third quarter of fiscal 2005.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $28.9 billion on July 31, 2006, up from $27.3 billion on July 31, 2005. High-net-worth and institutional account assets were flat in comparison with the same period a year ago, while retail managed account assets increased by 24 percent in the same period. As noted above, high-net-worth and institutional net flows were negatively impacted in the third quarter of fiscal 2006 by the withdrawal of funds by a bank loan institutional account. Retail managed account assets were positively impacted over the last twelve months by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and the Company’s large cap value and municipal bond products.

Average Assets Under Management by Asset Class(1)

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

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2006	2005	% Change	2006	2005	% Change
Class A (2)	$23.6	$17.5	35%	$21.6	$16.7	29%
Class B (3)	7.1	8.1	-12%	7.4	8.4	-12%
Class C (4)	7.8	7.4	5%	7.7	7.3	5%
Class I (5)	2.6	1.2	117%	2.3	1.2	92%
Private funds (6)	24.0	21.0	14%	23.0	20.7	11%
Closed-end funds	21.8	18.6	17%	21.6	17.4	24%
Other (7)	2.6	2.3	13%	2.6	2.3	13%
Total fund assets	89.5	76.1	18%	86.2	74.0	16%
HNW and institutional account assets	21.1	19.8	7%	21.1	19.7	7%
Retail managed account assets	8.3	6.3	32%	7.9	5.8	36%
Total separate account assets	29.4	26.1	13%	29.0	25.5	14%
Total	$118.9	$102.2	16%	$115.2	$99.5	16%

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
(7) Includes other open-end funds and funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

Net income increased by 17 percent and 20 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago. The increase in net income noted in both the third quarter and first nine months of fiscal 2006 can be primarily attributed to a 16 percent increase in average assets under management in both the third quarter and first nine months of fiscal 2006 over the same periods a year ago. Operating results for the third quarter and first nine months of fiscal 2006 include the acceleration of non-cash amortization of $8.9 million or $0.04 per diluted share to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at the Company’s Fox Asset Management subsidiary. The amortization expense is included in other expenses in the Company’s Consolidated Statements of Income for the nine-month period ended July 31, 2006.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to apply the modified version of retrospective application for all periods prior to the required effective date and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company’s adoption of SFAS No. 123R using the modified retrospective method resulted in the recognition of $8.3 million and $28.8 million of stock-based compensation expense in the third quarter and first nine months of fiscal 2006, respectively, compared to $7.3 million and $21.7 million in the third quarter and first nine months of fiscal 2005, respectively. In the third quarter and first nine months of fiscal 2006, stock-based compensation reduced after-tax earnings by $6.2 million and $21.0 million, respectively, or $0.05 and $0.15 per diluted share. In the third quarter and first nine months of fiscal 2005, stock-based compensation reduced after-tax earnings by $5.6 million and $16.6 million, respectively, or $0.04 and $0.12 per diluted share, respectively.

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

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Net income	$41,819	$35,756	17%	$120,850	$101,011	20%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.33	$0.27	22%	$0.95	$0.76	25%
Diluted	$0.31	$0.26	19%	$0.88	$0.72	22%
Earnings per share:
Basic	$0.33	$0.27	22%	$0.94	$0.76	24%
Diluted	$0.31	$0.26	19%	$0.88	$0.72	22%
Operating margin	31%	32%		30%	31%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 73 basis points in the third quarter of fiscal 2006 from 75 basis points in the third quarter of fiscal 2005, largely as a result of the change in the Company’s long-term fund asset mix. As Class B shares have decreased as a percentage of total long-term fund assets under management, distribution and underwriter fees have decreased as a percentage of total revenue. Distribution and underwriter fees as a percentage of total revenue decreased to 16 percent in the third quarter of fiscal 2006 from 18 percent a year ago. The impact of the decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commissions amortization expense, as deferred sales commissions paid on Class B share sales also declined with the change in asset mix.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Investment adviser and administration fees	$149,823	$127,768	17%	$437,176	$368,047	19%
Distribution and underwriter fees	34,338	35,238	–3%	104,605	104,107	0%
Service fees	31,235	26,637	17%	89,238	77,253	16%
Other revenue	919	1,108	–17%	3,118	5,629	–45%
Total revenue	$216,315	$190,751	13%	$634,137	$555,036	14%

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

The increase in investment adviser and administration fees of 17 percent and 19 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago can be attributed to an increase in average assets under management. Average assets under management increased by 16 percent in both the third quarter and first nine months of fiscal 2006 over the same periods a year ago.

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

Distribution and underwriter fees decreased by 3 percent in the third quarter of fiscal 2006 compared to the same period a year ago, primarily reflecting a decrease in Class B share assets under management offset by increases in average Class C share and private equity fund assets under management. Distribution and underwriter fees in the first nine months of fiscal 2006 were flat in comparison with the same period a year ago. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined by 12 percent year-over-year in the first nine months of fiscal 2006, as a result of lower net sales in the asset class. The decrease in average Class B share assets under management was in contrast to a 5 percent increase in average Class C share assets under management and an 11 percent increase in private fund assets under management.

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

Service fees increased by 17 percent and 16 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago, reflecting an increase in average Class A, B, C and private fund assets under management that are subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, realized and unrealized gains and losses on investments classified as trading and investment income earned by consolidated funds, declined by 17 percent and 45 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago. The decrease in other revenue in both the three and nine-month periods can be attributed primarily to a decrease in investment income related to Eaton Vance Short-Term Income Fund and Eaton Vance Short-Term Treasury Fund, which the Company stopped consolidating in April 2005 and April 2006, respectively. Other revenue for the nine-month period ended July 31, 2006 and 2005 includes $0.3 million and $2.0 million of investment income related to these funds for the period during which they were consolidated.

Expenses

Operating expenses increased by 14 percent and 15 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same period a year ago because of increases in compensation, service fees, distribution and other expenses.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Compensation of officers and employees	$61,989	$51,782	20%	$181,926	$151,911	20%
Amortization of deferred sales commissions	12,119	15,694	–23%	39,168	50,641	–23%
Service fee expense	24,063	22,087	9%	69,896	63,853	9%
Distribution expense	30,601	25,775	19%	84,705	71,888	18%
Other expenses	19,658	14,610	35%	65,861	45,642	44%
Total expenses	$148,430	$129,948	14%	$441,556	$383,935	15%

Compensation of officers and employees
Compensation expense increased by 20 percent in both the third quarter and first nine months of fiscal 2006 over the same periods a year ago. The increase in compensation expense in both periods can be attributed to a 15 percent increase in headcount, higher operating income-based employee bonus accruals and higher stock-based compensation costs. The 15 percent increase in headcount from July 31, 2005 to July 31, 2006 reflects additions to the Company’s investment management, marketing and operational teams to support its significant growth in assets under management as well as the build-out of its institutional sales team.

The Company’s adoption of SFAS No. 123R resulted in the recognition of $28.8 million of stock-based compensation expense in the first nine months of fiscal 2006 ($21.0 million after tax or $0.15 per diluted share) compared to $21.7 million in the first nine months of fiscal 2005 ($16.6 million after tax or $0.12 per diluted share). Approximately $4.0 million of the total $7.0 million year-over-year increase in stock-based compensation expense can be attributed to the acceleration in the recognition of stock-based compensation for retirement-eligible employees under SFAS No. 123R.

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

The accelerated recognition of compensation cost for employees who are retirement-eligible or are nearing retirement eligibility under the Company’s existing retirement policy is applicable for all grants made on or after the Company’s adoption of SFAS No. 123R (November 1, 2005). The Company anticipates that stock-based compensation expense recognized in the remaining quarter of fiscal 2006 will be consistent with that recognized in the third quarter of fiscal 2006 due to the accelerated recognition in the first fiscal quarter of 2006 of compensation cost associated with stock option grants made to retirement-eligible employees in November 2005. The accelerated recognition of compensation expense associated with stock option grants to retirement eligible employees in the first quarter of a fiscal year will reduce stock-based compensation expense recognized in subsequent quarters.

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 23 percent in both the three and nine month periods ending July 31, 2006 over the same periods a year ago. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. In the first nine months of fiscal 2006, increases in Class C share and private fund net sales were more than offset by a decrease in Class B net share sales. As amortization expense is a function of the Company’s product mix, a continuing shift away from fund Class B share sales and assets to other share classes over time will most likely result in further reductions in amortization expense.

Service fees expense
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fee expense increased by 9 percent in both the third quarter and first nine months of fiscal 2006 over the same periods a year ago, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (calculated as a percentage of average Class C share and closed-end fund assets under management), commissions paid to broker/dealers on the sale of mutual fund Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 19 percent and 18 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago, largely as a result of increases in closed-end fund assets and other assets subject to third-party distribution fees and revenue-sharing payments.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 35 percent and 44 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago, primarily reflecting increases in the amortization of intangible assets, fund-related expenses, facilities expenses, information technology expenses and compliance costs.

In the second quarter of fiscal 2006, the Company accelerated non-cash amortization by $8.9 million or $0.04 per diluted share to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at the Company’s Fox Asset Management subsidiary. These contracts were identified and accounted for as intangible assets at the time of the Fox Asset Management acquisition in September 2001. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The write-off was computed by comparing the net present value of projected future client cash flows to the carrying value of the intangible asset at April 30, 2006. Assets under management at Fox Asset Management have remained relatively stable despite the attrition of the original contracts acquired as these contracts have been replaced over time by similar asset management contracts.

Other Income and Expense

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2006	2005	% Change	2006	2005	% Change
Interest income	$2,197	$1,030	113%	$5,938	$2,796	112%
Interest expense	(655)	(367)	78%	(1,380)	(1,099)	26%
Gain on investments	41	187	-78%	3,589	274	NM
Foreign currency gain (loss)	(55)	(51)	8%	(182)	(26)	NM
Impairment loss on investments	—	—	NM	(592)	(1,840)	NM
Total other income (expense)	$1,528	$799	91%	$7,373	$105	NM

Interest income increased by 113 percent and 112 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same period a year ago, primarily due to an increase in short-term interest rates.

Interest income earned on investments classified as available-for-sale is included in interest income. Interest and dividend income earned by funds consolidated in prior periods is recorded in other revenue.

Interest expense increased by 78 percent and 26 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods a year ago, reflecting interest expense recognized in the third quarter of fiscal 2006 associated with the Company’s investment in a private equity partnership.

The Company recognized impairment losses of $0.6 million and $1.8 million in the nine months ended July 31, 2006 and 2005, respectively, related to its investments in collateralized debt obligation entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools and, therefore, the Company’s investment. The Company continues to earn a management fee on the underlying collateral pools.

The Company realized gains of $2.2 million upon the disposition of certain investments in sponsored funds and $1.4 million on liquidation of an investment in a collateralized debt obligation entity for the nine months ended July 31, 2006.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 39 percent in both the first nine months of fiscal 2006 and 2005, respectively.

Minority Interest

Minority interest decreased by 10 percent and increased by 3 percent in the third quarter and first nine months of fiscal 2006, respectively, over the same periods last year.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates at July 31, 2006 reflects the Company’s 20 percent minority equity interest in Lloyd George Management. In addition, the Company’s has a 30 percent minority equity interest in the Eaton Vance Short-Term Income Fund and a 22 percent minority equity interest in the Eaton Vance Equity Research Fund.

Equity in net income of affiliates, net of tax, decreased to $0.6 million in the third quarter of fiscal 2006 from $0.7 million in the third quarter of fiscal 2005.

Equity in net income of affiliates, net of tax, increased to $2.8 million in the first nine months of fiscal 2006 from $0.5 million in the first nine months of fiscal 2005 primarily due to the significant increase in the Company’s investments in sponsored funds accounted for under the equity method and the increase in the profitability of Lloyd George Management. In addition, calendar year-end bonuses paid by Lloyd George Management in December 2005 were accrued throughout the calendar year, whereas calendar year-end bonuses were paid and expensed in their entirety in December 2004.

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

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on July 31, 2006 and October 31, 2005 and for the nine-month periods ended July 31, 2006 and 2005:

(in thousands)	July 31, 2006	October 31, 2005	% Change
Balance sheet data:
Cash and cash equivalents	$165,771	$146,389	13%
Short-term investments	129,926	127,858	2%
Long-term investments	61,552	61,766	0%
Deferred sales commissions	114,825	126,113	–9%

Current portion of long-term debt	76,316	—	NM
Long-term debt	—	75,467	NM
Deferred income taxes	26,168	29,804	–12%

	For the Nine month Ended July 31,
(in thousands)	2006	2005	% Change
Cash flow data:
Operating cash flows	$84,665	$33,289	154%
Investing cash flows	(11,304)	(17,676)	36%
Financing cash flows	(54,062)	(37,189)	–45%

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 9 percent in the first nine months of fiscal 2006, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for the stock-based compensation, decreased by 12 percent in the first nine months of fiscal 2006. The decrease in deferred income taxes relates to the continuing decrease in deferred sales commissions and an increase in the tax benefit derived from stock-based compensation. Upon adoption of SFAS 123R in the first quarter of fiscal 2006, the Company established a deferred tax asset of $21.3 million.

The following table details the Company’s future contractual obligations under its operating lease arrangements:

Contractual Obligations			Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$205.1	$9.3	$19.7	$12.9	$163.2
Investment in private equity partnership	$15.0	$4.7	$10.3	$—	$—

On July 31, 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. In August 2006, the Company invested $4.7 million of the total $15.0 million.

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

In the third quarter of fiscal 2006, the Company exercised a call option and purchased an additional 2 percent interest in Parametric Portfolio Associates from minority interest holders for $4.0 million, increasing the Company’s capital ownership interest from 80 percent to 82 percent. In addition, the Company purchased an additional 7 percent interest in Atlanta Capital from minority interest holders for $7.2 million upon exercise of a minority investor put option in the third quarter of fiscal 2006, increasing the Company’s ownership interest from 70 percent to 77 percent. The additional purchase price in each case was allocated between intangible assets and goodwill based on independent valuations obtained in the third quarter. The remainder of the purchase price was allocated to minority interest.

Also excluded from the table above are EVM’s zero-coupon exchangeable senior notes (“Notes”). On August 13, 2001, EVM issued 314,000 Notes due August 13, 2031 in a private placement to qualified institutional buyers at an initial offering price of $638.70 per $1,000 principal amount at maturity. The discounted price reflects a yield to maturity of 1.5 percent per year.

On July 28, 2006, EVM announced its intention to redeem for cash all of its outstanding Notes ($110,945,000 principal amount at maturity with an accreted value on redemption date of $76.4 million). Upon receipt of EVM’s notice of its intent to redeem, holders of the Notes had the option to exchange the Notes into Eaton Vance Corp. non-voting common stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity until the close of business on August 10, 2006. As of the close of business on August 10, 2006, $110,939,000 principal amount at maturity of the Notes were tendered for exchange into the Company’s non-voting common stock. EVM elected to pay the holders cash in lieu of delivering stock as provided for in the indenture governing the Notes. As a result, EVM paid $86.2 million to holders who presented their Notes for exchange. In addition to those Notes exchanged, $6,000 principal amount at maturity of the Notes were redeemed for cash in the aggregate amount of $4,130.

The redemption of the Notes resulted in the elimination of all of the Company’s long-term debt and will reduce its diluted shares outstanding by 3.2 million shares in the fourth quarter of fiscal 2006. The $9.8 million premium value of the shares in excess of the accreted value of the Notes paid in cash to Note holders will be recorded as interest expense in the Company’s fiscal fourth quarter income statement, in addition to the write-off of $1.5 million of related debt issuance costs.

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. On July 31, 2006, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows consist primarily of the operating results of the Company adjusted to reflect changes in current assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $84.7 million and $33.3 million in the nine months ended July 31, 2006 and 2005, respectively. The increase in cash provided by operating activities in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 can be attributed primarily to an increase in net income and a change in the timing of advisory, administration, distribution and service fee payments made by the custodian of the Company’s funds in the quarter ended July 31, 2005. Prior to July 31, 2005, the custodian made all fee payments on the last business day of the month. Effective July 31, 2005, the custodian pays all fees on the third business day of the following month. As a result, investment adviser fees and other receivables increased at July 31, 2005 and cash and cash equivalents decreased in comparison with the Company’s balance sheet at October 31, 2004.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $3.6 million in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Although the Company anticipates that the payment of capitalized sales commissions to be a significant overall use of cash in the future, the payment of sales commissions will likely continue to decline if sales of Class B shares continue to decline. The amortization of deferred sales commissions and contingent deferred sales charges received will likely be similarly affected if sales of Class B shares decline.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments by Company-sponsored mutual funds that the Company does not consolidate. Cash used for investing activities totaled $11.3 million in the first nine months of fiscal 2006 compared to

$17.7 million used for investing activities in the first nine months of fiscal 2005. The decrease in cash used for investing activities in the first nine months of fiscal 2006 reflects proceeds of $25.5 million received from the sale of certain available-for-sale investments, offset by the purchase of an additional 2 percent interest in Parametric Portfolio Associates and an additional 7 percent interest in Atlanta Capital for a total of $11.3 million in the third quarter of fiscal 2006.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated mutual fund subsidiaries (which were deconsolidated in April, 2005 and April, 2006) and cash paid to meet redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $54.1 million in the first nine months of fiscal 2006 compared to $37.2 million used for financing activities in the first nine months of fiscal 2005. Cash used for financing activities in the nine months ended July 31, 2006 reflects net proceeds of $79.3 million from the issuance of the Company’s mutual fund subsidiaries’ capital stock compared to net proceeds of $84.6 for the nine months ended July 31, 2005. As of July 31, 2006, the Company no longer consolidates any of its sponsored mutual funds.

In the first nine months of fiscal 2006, the Company repurchased and retired a total of 4.2 million shares of its non-voting common stock for $113.0 million under its authorized repurchase program and issued 1.6 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $20.2 million. The Company has authorization to purchase an additional 7.9 million shares under its present share repurchase authorization and anticipates that share repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.30 in the first nine months of fiscal 2006 compared to $0.24 in the first nine months of fiscal 2005.

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

Investments in Collateralized Debt Obligation Entities

The Company acts as collateral manager for five collateralized debt obligation entities and Eaton Vance Variable Leveraged Fund (collectively the “CDO entities”) pursuant to collateral management agreements between the Company and each CDO entity. At July 31, 2006, combined assets under management in the collateral pools of these CDO entities were approximately $2.6 billion. The Company had combined minority equity investments of $9.2 million in three of these entities on July 31, 2006.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $9.2 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at July 31, 2006.

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

Accounting Developments

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of the adoption of this interpretation.

In June 2005, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance is effective after June 29, 2005. The Task Force also reached a consensus that for general partners in all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus did not have a material effect on the consolidated results of operations or the consolidated financial position of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is routinely subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary exposure to equity price risk arises from its investments in sponsored equity funds. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares. The Company’s investments in sponsored equity funds totaled $28.2 million at July 31, 2006, and are carried at fair value on the Company’s Consolidated Balance Sheets.

The Company’s primary exposure to interest rate risk arises from its investment in fixed-and floating-rate income funds sponsored by the Company and short-term debt securities. The negative effect on the Company’s pre-tax interest income of a 50 basis point decline in interest rates would be approximately $0.8 million based on fixed-income and floating-rate income investments of $165.2 million as of July 31, 2006. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The Company is not exposed to interest rate risk in its debt instruments as all of the Company’s funded debt instruments carry fixed interest rates.

The Company’s primary exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is only entitled to a residual interest in the CDO entity, making these investments sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $9.2 million at July 31, 2006, which represents the total value at risk with respect to such entities as of July 31, 2006.

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

As of July 31, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of July 31, 2006 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2006.

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

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the third quarter of fiscal 2006:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2006 through May 31, 2006	420,000	$27.23	420,000	2,089,546
June 1, 2006 through June 30, 2006	747,166	$25.44	747,166	1,342,380
July 1, 2006 through July 31, 2006	246,455	$24.86	246,455	7,933,545
Total	1,413,621	$25.87	1,413,621	7,933,545

1 The Company’s current share repurchase authorization was announced on July 12, 2006 replacing the April 14, 2005 program. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

No items were submitted to a vote in the third quarter of fiscal 2006.

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

The Company filed a Form 8-K with the SEC on May 24, 2006, regarding the Company’s press release of its results of operations for the quarter ended April 30, 2006.

The Company filed a Form 8-K with the SEC on July 14, 2006 regarding the Company’s press release of preliminary assets under management at June 30, 2006.

The Company filed a Form 8-K with the SEC on July 28, 2006, regarding the Company’s press release announcing details of redemption of Liquid Yield Option Notes due 2031.

The Company filed a Form 8-K with the SEC on August 18, 2006, regarding the Company’s press release announcing completion of redemption of Liquid Yield Option Notes due 2031.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP (Registrant)

DATE: September 7, 2006	/s/ Laurie G. Hylton

(Signature) Laurie G. Hylton Chief Accounting Officer

DATE: September 7, 2006	/s/ William M. Steul

(Signature) William M. Steul Chief Financial Officer