Form 10-K
period 2006-10-31
EATON VANCE CORP
filed 2007-01-12
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2006

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________________ to ______________

Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)

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
    None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $28.47 on April 30, 2006 on the New York Stock Exchange was $3,384,370,677. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2006
Non-Voting Common Stock, $0.00390625 par value	126,125,717
Common Stock, $0.00390625 par value	309,760

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2006
Index

PART I

Item 1. Business

General

Eaton Vance Corp. (the “Company” or “Eaton Vance”) has been in the investment management business for over eighty years, tracing its history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Historically, the Company’s managed assets consisted primarily of open-end mutual funds marketed to retail investors under the Eaton Vance brand and investment counsel accounts offered directly to high-net-worth and institutional investors. Today, the Company’s products and services include Company-sponsored open-end and closed-end funds, private funds for high-net-worth and institutional investors, retail managed accounts and separately managed accounts for institutional and high-net-worth investors.

As of October 31, 2006, the Company managed $128.9 billion in assets with investment objectives ranging from high current income to maximum long-term capital gain. The Company’s income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. The Company’s equity products offer a diversity of investment objectives, risk profiles, income levels and geographic representation.

The Company expanded its product and distribution focus in fiscal 2001 to encompass two potential growth areas: managing assets for institutions, including pension plans, foundations and endowments; and managing retail managed accounts for clients of the Company’s distribution partners who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in the institutional and retail managed account businesses, the Company acquired 70 percent of Atlanta Capital Management, LLC (“Atlanta Capital”) and 80 percent of Fox Asset Management LLC (“Fox Asset Management”), two institutional investment management firms focusing, respectively, on growth and value investment styles. These acquisitions, completed on September 30, 2001, provided opportunities to broaden the Company’s mix of asset management disciplines, clients and distribution channels.

In fiscal 2003, the Company acquired an 80 percent interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), an innovative investment management firm based in Seattle, Washington. Parametric Portfolio Associates offers two principal products: core investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; and overlay portfolio management utilizing proprietary technology to implement and coordinate the investing activities of multi-manager or multi-style accounts in a tax-efficient way. The acquisition of Parametric Portfolio Associates reinforced the Company’s commitment to offering a comprehensive managed account capability and expanded the Company’s leadership position in tax-efficient investment management. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries and large financial services organizations.

The Company completed additional acquisitions in fiscal 2004, 2005 and 2006 aimed at expanding its management of investment portfolios for high-net-worth individuals. In fiscal 2004, the Company acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston, Massachusetts. The acquisition added $1.9 billion to the Company’s investment counsel assets under management. In conjunction with the transaction, the Company hired six investment counselors with an average of 29 years of experience in providing customized investment management services. In fiscal 2005, the Company acquired the management contracts of Weston Asset Management, which added $105 million to the Company’s investment counsel assets under management, and in fiscal 2006 the Company acquired the management contracts of Voyageur Asset Management (MA) Inc., which added an additional $449 million to the Company’s investment counsel assets under management.

Although the Company distributes a wide range of products and services (including funds, retail managed accounts, institutional separate accounts and high-net-worth separate accounts) in multiple distribution channels, it operates in one business segment, namely as an investment adviser managing fund and separate account assets. The Company conducts its investment management business through its three wholly owned subsidiaries, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), and Eaton Vance Investment Counsel (“EVIC”), and its three majority owned subsidiaries, Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. All six entities are registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells the Company’s investment products in Europe and certain other international markets. The Company is headquartered in Boston, Massachusetts, and its subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; and London, England. The Company’s sales representatives operate throughout the United States, and in Europe and Latin America.

Sponsored Investment Products

The Company provides investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity and fixed and floating-rate asset classes. The following tables show assets under management by product and investment objective for the dates indicated:

	Assets Under Management by Product At October 31,
(in billions)	2006	2005	2004	2003	2002
Fund assets:
Open-end funds	$49.5	$38.0	$34.5	$29.6	$25.6
Closed-end funds	22.5	21.1	15.8	9.1	4.0
Private funds	26.4	21.8	19.6	17.9	15.2
Total fund assets	98.4	80.9	69.9	56.6	44.8
Separate account assets:
High-net-worth and institutional assets	21.0	20.5	19.5	14.8	9.9
Retail managed account assets	9.5	7.1	4.9	3.6	0.9
Total separate account assets	30.5	27.6	24.4	18.4	10.8
Total	$128.9	$108.5	$94.3	$75.0	$55.6
	Assets Under Management by Investment Objective At October 31,
(in billions)	2006	2005	2004	2003	2002
Equity assets	$76.8	$66.2	$55.8	$43.1	$30.2
Fixed income assets	30.8	23.2	21.7	21.6	17.3
Floating-rate income assets	21.3	19.1	16.8	10.3	8.1
Total	$128.9	$108.5	$94.3	$75.0	$55.6

Open-end funds represented 38 percent of the Company’s total assets under management on October 31, 2006, while closed-end and private funds represented 17 percent and 20 percent, respectively. High-net-worth and institutional separate account assets and retail managed account assets represented 16 percent and 7 percent of total assets under management, respectively, on October 31, 2006. As noted in the table above, the Company’s asset base is broadly diversified, with 60 percent of the Company’s total assets under management in equity assets, 24 percent in fixed income assets and 16 percent in floating-rate income assets on October 31, 2006. This diversification provides the Company with the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

Open-end Funds
As of October 31, 2006, the Company offered 106 open-end funds, including 12 tax-managed equity funds, 41 state and national municipals funds, 9 bank loan funds (including 6 continuously offered interval funds), 29 non-tax-managed equity funds, 10 taxable fixed income funds and 5 money market funds.

The Company is a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $39.1 billion in tax-managed fund assets under management on October 31, 2006. The Company’s open-end tax-managed fund offerings, which represent $8.7 billion of the total $39.1 billion in tax-managed equity fund assets under management, capitalize on the combined investment management strengths of the Company, its majority owned subsidiaries and its strategic partners. The Company began building its tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and has since diversified its tax-managed open-end fund offerings to include funds in a variety of equity styles and market caps, including large-cap value, multi-cap growth, mid-cap core, small-cap value, small-cap growth, international, emerging markets, equity asset allocation and dividend income.

In addition to its tax-managed equity funds, the Company offers a family of municipal bond funds that are an important part of the Company’s tax-advantaged fund lineup. At October 31, 2006, the Company’s open-end municipal bond funds included four national and 37 state-specific municipal bond funds in 29 different states. Assets under management in these funds totaled $10.3 billion on October 31, 2006.

The Company also offers a variety of floating-rate bank loan funds, taxable fixed-income funds and equity funds for qualified retirement plan assets and other tax-insensitive investors. The Company, which introduced its first bank loan fund in 1989, is now an industry leader in bank loan funds with a long track record of generating attractive risk-adjusted returns over multiple credit cycles. As noted below, the Company has been able to capitalize on its leading reputation and long-term track record managing retail bank loan funds to develop a substantial business managing collateralized loan obligation entities, other private bank loan funds and bank loan separate accounts for institutional clients. The Company’s non-tax-managed equity fund offerings include large, mid and small-cap funds in value, core and growth styles, dividend income funds, international and global funds, and sector-specific funds. The Company’s taxable income fund offerings utilize the Company’s investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, global currency and income investments, high grade bonds and high yield bonds.

In fiscal 2000, the company introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy by allowing contributors to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts. Assets under management in the Trust and its Pooled Income Funds totaled $337 million at October 31, 2006.

Private Funds
The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and floating-rate bank loan funds, including collateralized debt obligation (“CDO”) entities, offered to institutional investors. The Company is recognized as a market leader in the types of privately offered equity funds in which it specializes, with $21.0 billion in assets under management as of October 31, 2006. Assets in private bank loan funds managed by the Company totaled $5.4 billion as of October 31, 2006, including $2.9 billion of CDO entity assets.

Closed-end Funds
Since entering the closed-end fund market in 1998, Eaton Vance has expanded its lineup to include 35 closed-end funds, including three bank loan funds, three diversified income funds, eight equity income funds and 21 municipal income funds. The Company is now the third largest manager of closed-end fund assets, with $22.5 billion of assets under management at October 31, 2006.

The Company followed the launch of its first closed-end floating-rate bank loan fund in October 1998 with municipal bond closed-end fund offerings in fiscal 1999, 2002 and 2003. The Company expanded its closed-end fund product line in fiscal 2003 with the introduction of Eaton Vance Limited Duration Income Fund, a multi-sector low duration income fund, and Eaton Vance Tax-Advantaged Dividend Income Fund, an equity income fund designed to take advantage of the lower tax rate on qualified dividends enacted in May 2003. In fiscal 2004, the Company offered five new closed-end funds: Eaton Vance Senior Floating-Rate Trust and Eaton Vance Floating-Rate Income Trust (investing in floating-rate bank loans); Eaton Vance Tax-Advantaged Global Dividend Income Fund and Eaton Vance Tax-Advantaged Global Dividend Opportunities Fund (investing globally for tax-advantaged dividend income); and Eaton Vance Enhanced Equity Income Fund (combining equity investing with a systematic program of writing call options on stocks held). Fiscal 2005 brought an additional five closed-end fund offerings: Eaton Vance Short Duration Diversified Income Fund (a low duration multi-sector income fund); Eaton Vance Enhanced Equity Income Fund II (an equity income fund writing call options on stocks held); and Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund (tax-managed equity income funds writing index call options).

The Company’s activity in the closed-end fund market slowed considerably in fiscal 2006 due to a flattening of the yield curve, tight credit spreads and widening discounts for closed-end funds trading in the secondary market. In May 2006, the Company offered Eaton Vance Credit Opportunities Fund, a new closed-end fund that employs an opportunistic approach to investing in a wide spectrum of fixed and floating-rate income instruments.

Retail Managed Accounts
The Company has developed its retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and strategic partners, leveraging the strengths of the Company’s retail marketing organization and its relationships with major distributors. The Company now participates in more than 40 retail managed account broker/dealer programs and continues to expand distribution of Eaton Vance, affiliate and strategic partner portfolios across key platforms. Retail managed account assets totaled $9.5 billion at October 31, 2006.

Institutional Separate Accounts
The Company serves a broad range of clients in the institutional marketplace, including foundations, endowments and retirement plans for individuals, corporations and municipalities. The distinct investment styles and philosophies of the Company and its affiliates allow it to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Product offerings on the equity side fill out style boxes from value to growth and from small-cap to large-cap, while income offerings include high grade and high yield fixed income and floating-rate bank loans.

In fiscal 2005, the Company expanded its institutional product offerings to include a liability-based solutions strategy, providing customized investment management portfolios to institutional clients seeking to hedge and outperform their future liabilities. During fiscal 2005, the Company also chartered a non-depository trust company, Eaton Vance Trust Company (“EVTC”), and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. Establishing the trust company also enables the Company to expand its presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel.

In fiscal 2005 and 2006, the Company committed to building a full-function institutional marketing and service organization at EVM. In support of this effort, EVM hired a head of institutional sales and created dedicated consultant relations, marketing, sales and client service teams to support the institutional effort. Specialized institutional sales teams within EVM, Atlanta Capital and Fox Asset Management focus on developing relationships in this market and deal directly with these clients. The build-out of EVM’s institutional sales team is now substantially complete. Institutional separate account assets under management totaled $12.1 billion at October 31, 2006.

High-Net-Worth Separate Accounts
The Company offers high-net-worth clients and family offices personalized investment counseling services. Private investment counselors assist the Company’s clients in establishing long-term financial programs and implementing a strategy for achieving them. In fiscal 2004, the Company acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals. The acquisition added $1.9 billion to the Company’s investment counsel assets under management. In fiscal 2005, the Company acquired the management contracts of Weston Asset Management, which added $105 million to the Company’s investment counsel assets under management, and in fiscal 2006 the Company acquired the management contracts of Voyageur Asset Management (MA) Inc., which added an additional $449 million to the Company’s investment counsel assets under management. High net-worth assets totaled $8.8 billion at October 31, 2006.

Investment Management and Administrative Activities

The Company’s wholly owned subsidiaries, EVM and BMR, are investment advisers for all but five of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which the Company owns a 20 percent equity position, is the investment adviser for four international equity funds.(1) OrbiMed Advisors LLC. (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund and Eaton Vance VT Worldwide Health Sciences Fund. Some Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance Tax-Managed International Equity Fund, Eaton Vance International Equity Fund, and Eaton Vance Global Growth Fund. Rampart Investment Management, a Boston-based independent investment manager, acts as sub-adviser responsible for options program management for Eaton Vance Enhanced Equity Income Fund, Eaton Vance Enhanced Equity Income Fund II, Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund, and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates also act as sub-advisers to EVM and BMR for 10 funds.

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

The Company’s portfolio management staff has, on average, more than 20 years of experience in the securities industry. The Company’s investment advisory agreements with each of the funds provide for fees ranging from 10 to 100 basis points of average assets annually. For funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with the Company or any adviser and deemed “non-interested” under the 1940 Act) review and approve the investment advisory agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by the Company’s wholly owned and majority owned subsidiaries make investment decisions for the Company’s separate accounts. The Company’s investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. The Company receives investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from 20 to 100 basis points annually of assets under management and are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administration fees earned for the past five years ended October 31, 2006:

	Investment Advisory and Administration Fees Year Ended October 31,
(in thousands)	2006	2005	2004	2003	2002
Investment advisory fees —
Funds	$459,749	$385,523	$318,276	$237,309	$225,783
Separate accounts	99,081	89,031	72,776	44,311	40,798
Administration fees — funds	35,802	28,531	22,050	14,724	14,213
Total	$594,632	$503,085	$413,102	$296,344	$280,794

Investment Management Agreements and Distribution Plans

The Eaton Vance funds have entered into agreements with EVM or BMR for investment advisory and/or administrative services. Although the specific terms of these agreements vary, the basic terms are similar. Pursuant to the agreements, EVM or BMR provides overall investment management services to each of the funds, subject, in the case of Registered Funds, to the supervision of each fund’s board of trustees in accordance with each fund’s fundamental investment objectives and policies. The agreements are of three types: an investment advisory agreement, an administrative services agreement, or a management agreement for both advisory and administrative services. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

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

Each fund bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the fund who are employed by the Company. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

Either EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management or Parametric Portfolio Associates has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. The Company’s separate account portfolio managers may assist clients in formulating investment strategies.

EVTC has entered into agreements with each collective investment trust for which EVTC serves as trustee and is responsible for designing and implementing the trust’s investment program, including day-to-day management of the trust’s investment portfolio. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under the agreement, EVTC receives a monthly fee calculated at an annual rate of up to 0.65% of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts. EVD does not profit from the raising of contributions to the Trust.

Marketing and Distribution of Fund Shares

The Company markets and distributes shares of Eaton Vance funds through EVD. EVD sells fund shares through a network of national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in the Company’s retail distribution network have each entered into selling agreements with EVD, such agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of the Company’s investment products. For the 2006, 2005 and 2004 calendar years, the five dealer firms responsible for the largest volume of fund sales accounted for approximately 35 percent, 34 percent, and 42 percent, respectively, of the Company’s fund sales volume. EVD currently maintains a sales force of 52 external wholesalers and 52 internal wholesalers. External and internal wholesalers work closely with investment professionals in the retail distribution network to assist in marketing Eaton Vance funds.

EVD currently sells Eaton Vance mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). For Class A shares, the shareholder generally pays a sales charge to the selling broker-dealer and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, the Company waives the sales load on Class A shares and the shares are sold at net asset value. EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points of average net assets, and may also receive and pay to authorized firms a Rule 12b-1 fee not to exceed 50 basis points of average daily net assets. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

Class B shares are offered at net asset value, with EVD paying a commission to the dealer at the time of sale from its own funds, which may be borrowed. Such payments are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the fund or class of shares in accordance with a distribution plan adopted by the fund pursuant to Rule 12b-1 under the 1940 Act. Like investment advisory agreements, distribution plan and related agreements must be approved annually by a vote of the fund trustees, including a majority of the independent trustees. The SEC has taken the position that Rule 12b-1 would not permit a fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the fund to legal action. Distribution plans are terminable at any time without notice or penalty. In addition, EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points of average net assets. In fiscal 2004, Eaton Vance implemented an automatic conversion of Class B to Class A shares after 8 years of ownership for certain of the Company’s mutual funds, so that all Eaton Vance fund Class B shares now have this conversion feature.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan payments to EVD similar to those for Class B shares, equal to 75 basis points of average net assets of the Class. EVD pays a service fee to the dealer after one year not to exceed 25 basis points of average net assets and a distribution fee to the dealer after one year not to exceed 75 basis points of average net assets. Offering level-load Class C shares is consistent with the efforts of many broker/dealers to rely less on transaction fees and more on continuing asset-based revenues.

Class I shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, 12b-1 fees or service fees. For Class I shares, a minimum investment of $250,000 or higher is normally required. The introduction of Class I shares has made a number of funds available to a broader group of financial intermediaries.

From time to time the Company sponsors unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments. The privately placed equity funds are managed by EVM and BMR.

EVM and BMR also manage the Eaton Vance Emerald Funds, a family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Dublin, Ireland and are sold by certain dealer firms through EVMI to investors who are citizens of European Union and other countries. The Company earns distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

Reference is made to Note 16 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of the total revenue of the Company.

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of the Company’s investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account investment clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict the Company from carrying on its investment management business in the event that it fails to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management or Parametric Portfolio Associates engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the SEC, the NASD and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of a broker/dealer. Under certain circumstances, this rule limits the ability of the Company to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded such minimum net capital requirements during fiscal 2006. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute the Company’s investment products in Europe and certain other international markets. Under the FSA’s Financial Services and Markets Act, EVMI is subject to certain liquidity and capital requirements. Such capital requirements may limit the Company’s ability to make withdrawals of capital from EVMI. In addition, failure to comply with such capital requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations of the capital requirements in fiscal 2006 or in prior years.

The Company’s officers, directors and employees may from time to time own securities that are held by one or more of the funds. The Company’s internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of the Company’s mutual fund shares and to pre-clear purchases and sales of shares of the Company’s exchange-listed closed-end funds.

Employees

On October 31, 2006, the Company and its majority-owned subsidiaries had 869 full-time and part-time employees. On October 31, 2005, the comparable number was 757.

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

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

The Company is subject to substantial competition in all aspects of its investment management business and there are few barriers to entry. The Company’s funds and separate accounts compete against an ever-increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, the reputation of the Company and the services provided to investors. In addition, the Company’s ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing internally and externally managed investment products which could limit the distribution of the Company’s investment products. There can be no assurance that the Company will be able to retain access to these channels. The inability to have such access could have a material adverse effect on the Company’s business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with the Company’s competitors, the sales of the Company’s products as well as the Company’s market share, revenues and net income could decline.

The Company derives almost all of its revenue from investment adviser and administration fees and distribution income received from the Eaton Vance funds and separate accounts. As a result, the Company is dependent upon management contracts, administration contracts, distribution contracts, underwriting contracts or service contracts under which these fees and income are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results could be adversely affected.

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e., investment adviser, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact the Company’s revenue and net income.

Poor investment performance of the Company’s products could affect the Company’s sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance, along with achieving and maintaining superior distribution and client service, is critical to the Company’s success. While strong investment performance could stimulate sales of the Company’s investment products, poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment adviser fees the Company earns. Past or present investment performance in the investment products the Company manages is not indicative of future performance.

The Company’s success depends on key personnel and the Company’s financial performance could be negatively affected by the loss of their services. The Company’s success depends upon the Company’s ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals including the Company’s executive officers. Financial services professionals are in high demand, and the Company faces strong competition for qualified personnel. The Company’s key employees do not have employment contracts and may voluntarily terminate their employment with the Company at any time. Certain senior executives and directors are subject to the Company’s mandatory retirement policy. The loss of the services of key personnel or the Company’s failure to attract replacement or additional qualified personnel could negatively affect the Company’s financial performance. Any increase in compensation made by the Company in order to attract or retain key personnel could result in a decrease in net income.

The Company’s expenses are subject to fluctuations that could materially affect the Company’s operating results. The Company’s results of operations are dependent on the level of expenses, which can vary significantly. The Company’s expenses may fluctuate as a result of variations in the level of total compensation expense, future impairments of intangible assets or goodwill, expenses incurred to enhance the Company’s infrastructure (including technology and compliance) and other expenses incurred to support distribution of the Company’s investment products.

The Company’s reputation could be damaged. Eaton Vance Corp. has spent over 80 years building a reputation based on strong investment performance, a high level of integrity and superior client service. The Company’s reputation is extremely important to its success. Any damage to the Company’s reputation could result in client withdrawals from funds or separate accounts that are advised by the Company and ultimately impede the Company’s ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause the Company to suffer a loss in revenue or net income.

The Company is subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules and regulations of certain regulatory and self-regulatory organizations, including, among others, the Securities and Exchange Commission, the NASD and the New York Stock Exchange. In addition, financial reporting requirements are comprehensive and complex. While the Company has focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or the Company’s inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against the Company, which could adversely affect the Company’s reputation, prospects, revenue, and earnings.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company conducts its principal operations through leased offices located in Boston, Massachusetts. The leased offices of its subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington and London, England. In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Item 3. Legal Proceedings

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

On July 29, 2005, the Court issued an Opinion and Order dismissing the Lawsuit in its entirety and rejecting the plaintiffs’ request to amend their complaint. On December 6, 2005, the Court issued an Opinion and Order in response to plaintiffs’ motion for reconsideration and motion to file a new amended compliant. The Court adhered to its July Order and denied the motion to amend. The plaintiffs have appealed. Oral argument was heard by the appellate court on November 20, 2006, and the Company is awaiting a decision.

Item 4. Submission of Matters to a Vote of Security Holders

On October 25, 2006, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

1)	The renewal of the Voting Trust Agreement for an additional term until October 31, 2010.

2)	The 1986 Employee Stock Purchase Plan — Restatement No. 11 to extend the Plan until November 1, 2026.

3)	The 1998 Stock Option Plan — Restatement No. 8 to increase the shares reserved under the Plan from 35.0 million to 40.0 million.

(The remainder of this page is left intentionally blank.)

PART II

Item 5. Market Price for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Voting Common Stock, $0.00390625 par value, is not publicly traded and is held by 16 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on the Company’s Voting Common Stock are paid quarterly and are equal to the dividends paid on the Company’s Non-Voting Common Stock (see below.)

The Company’s Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of the Company’s Non-Voting Common Stock at October 31, 2006 was 1,600. The high and low common stock prices and dividends per share were as follows:

	Fiscal 2006			Fiscal 2005
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$28.83	$24.15	$0.10	$26.20	$21.75	$0.08
April 30	$30.55	$26.48	$0.10	$27.66	$21.90	$0.08
July 31	$28.50	$23.83	$0.10	$24.98	$22.93	$0.08
October 31	$31.32	$24.13	$0.12	$26.37	$23.44	$0.10

The following table sets forth certain information concerning equity compensation plans at October 31, 2006:

Equity Compensation Plan Information
Plan category	(a) (1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	25,640,000	$17.84	7,922,000
Equity compensation plans not approved by security holders	—	—	—
Total	25,640,000	$17.84	7,922,000

(1)	The amounts appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 25,640,000 shares related to the Company’s 1998 Stock Option Plan.

(2)	The amounts appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 6,785,000 shares related to the Company’s 1998 Stock Option Plan and 1,137,000 shares related to the Company’s Restricted Stock Plan.

Issuer Repurchases of Equity Securities

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the fourth quarter of fiscal 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2006 through August 31, 2006	139,409	$26.47	139,409	7,794,136
September 1, 2006 through September 30, 2006	1,022,513	$27.85	1,022,513	6,771,623
October 1, 2006 through October 31, 2006	491,318	$29.98	491,318	6,280,305
Total	1,653,240	$28.37	1,653,240	6,280,305

(1)	The Company’s share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 6. Selected Financial Data

Financial Highlights(1)

	For the Years Ended October 31,
(in thousands, except per share figures)	2006	2005	2004	2003	2002
Income Statement Data:
Revenue	$862,194	$753,175	$661,813	$523,133	$522,985
Net income(2)	159,377	138,706	121,962	94,810	110,957

Balance Sheet Data:
Total assets	$668,195	$702,544	$743,566	$658,702	$616,619
Long-term debt(3)	—	75,467	74,347	118,736	124,118
Shareholders’ equity	496,485	476,296	464,328	426,511	379,417

Per Share Data:
Earning per share before cumulative effect of change in accounting principle:
Basic earnings	$1.25	$1.05	$0.90	$0.69	$0.80
Diluted earnings	1.18	0.99	0.87	0.67	0.76
Earnings per share:
Basic earnings	1.25	1.05	0.90	0.69	0.80
Diluted earnings	1.17	0.99	0.87	0.67	0.76
Cash dividends declared	0.42	0.34	0.28	0.20	0.15
Shareholders’ equity	3.93	3.68	3.48	3.12	2.74

(1)	In fiscal 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified version of retrospective application and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. Please see Note 8 in Item 8 for further discussion of this change.

(2)	In fiscal 2006 and 2005, the Company recognized impairment losses totaling $0.6 million and $2.1 million, respectively, related to the Company’s minority equity investments in collateralized debt obligation entities whose collateral assets are managed by the Company.

(3)	In fiscal 2006, EVM retired its zero-coupon exchangeable notes. Please see Note 6 in Item 8 for a further discussion of this transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A, “Risk Factors.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

General

The Company’s principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

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

The Company’s principal marketing strategy is to distribute its retail products (including funds and retail managed accounts) primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. Eaton Vance supports these distribution partners with a team of 154 regional and Boston-based sales professionals serving the needs of the Company’s partners and clients across the country. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing the Company’s privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

The Company is also committed to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. The Company and its majority-owned subsidiaries, including Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset

Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), have a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at each of the Company’s affiliates focus on developing relationships in this market and deal directly with these clients, often on the basis of independent referrals.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred sales commissions, goodwill and intangible assets, income taxes, investments, stock-based compensation and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $128.9 billion on October 31, 2006 were 19 percent higher than the $108.5 billion reported a year earlier. Long-term fund net inflows contributed $7.8 billion to growth in assets under management over the last twelve months, including $7.5 billion of open-end and private fund net inflows and $0.3 billion of closed-end fund assets raised. Separate account net outflows totaled $0.7 billion, reflecting $1.4 billion of retail managed account net inflows offset by $2.1 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $9.6 billion to the increase in assets under management.

Ending Assets Under Management by Investment Objective(1)

	October 31,
(in billions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Equity assets	$76.8	$66.2	$55.8	16%	19%
Fixed income assets	30.8	23.2	21.7	33%	7%
Floating-rate bank loan assets	21.3	19.1	16.8	12%	14%
Total	$128.9	$108.5	$94.3	19%	15%

(1)	Includes funds and separate accounts.

Equity assets represented 60 percent of total assets under management on October 31, 2006, compared to 61 percent on October 31, 2005 and 59 percent on October 31, 2004. Assets in equity funds managed for after-tax returns totaled $39.1 billion, $34.6 billion and $29.1 billion on October 31, 2006, 2005 and 2004, respectively. Fixed income assets, including money market funds, represented 24 percent of total assets under management on October 31, 2006, compared to 21 percent on October 31, 2005 and 23 percent on October 31, 2004. Fixed income assets included $14.8 billion, $11.7 billion and $10.7 billion of tax-exempt municipal bond funds and $3.6 billion, $0.3 billion and $0.4 billion of money market fund assets on October 31, 2006,

2005 and 2004, respectively. Floating-rate bank loan assets represented 16 percent of total assets under management on October 31, 2006, compared to 18 percent on both October 31, 2005 and October 31, 2004.

Long-Term Fund and Separate Account Net Flows

	For the Years Ended October 31,
(in billions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Long-term funds:
Closed-end funds	$0.3	$5.0	$6.3	–94%	–21%
Open-end funds	5.3	2.4	3.7	121%	–35%
Private funds	2.2	1.2	1.2	83%	0%
Total long-term fund net inflows	7.8	8.6	11.2	–9%	–23%
Institutional/HNW(1) accounts	(2.1)	(0.6)	1.7	–250%	–135%
Retail managed accounts	1.4	1.6	0.9	–13%	78%
Total separate account net inflows (outflows)	(0.7)	1.0	2.6	–170%	–62%
Total net inflows	$7.1	$9.6	$13.8	–26%	–30%

(1)	High-net-worth (“HNW”)

Long-term fund net inflows totaled $7.8 billion in fiscal 2006 compared to $8.6 billion in fiscal 2005 and $11.2 billion in fiscal 2004. The decrease in fund net inflows in fiscal 2006 can be attributed primarily to lower closed-end fund sales. Closed-end fund offerings contributed $0.3 billion to net inflows in fiscal 2006 compared to contributions of $5.0 billion and $6.3 billion in fiscal 2005 and fiscal 2004, respectively. Open-end fund net inflows of $5.3 billion, $2.4 billion and $3.7 billion for fiscal 2006, 2005 and 2004, respectively, reflect gross inflows of $16.3 billion, $10.9 billion and $10.1 billion, respectively, net of redemptions of $11.0 billion, $8.5 billion and $6.4 billion, respectively. Open-end gross inflows increased by 49 percent in fiscal 2006, while open-end fund redemptions increased by 29 percent. Private fund net inflows of $2.2 billion in fiscal 2006 include $1.1 billion in assets raised in conjunction with the private offering of debt securities by two collateralized debt obligation (“CDO”) entities for which the Company acts as collateral manager, $0.9 billion in other private bank loan fund net inflows, and $0.2 billion of other private fund net inflows.

The Company experienced net outflows of separate account assets of $0.7 billion in fiscal 2006, compared to net inflows of $1.0 billion and $2.6 billion in fiscal 2005 and 2004, respectively. Retail managed account net inflows totaled $1.4 billion in fiscal 2006, compared to $1.6 billion and $0.9 billion in fiscal 2005 and 2004, respectively. Retail managed account net inflows in fiscal 2006 reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products and Eaton Vance Management’s (“EVM’s”) large cap value and municipal bond products. Institutional and high-net-worth net outflows totaled $2.1 billion in fiscal 2006 compared to net outflows of $0.6 billion in fiscal 2005 and net inflows of $1.7 billion in fiscal 2004. Institutional and high-net-worth account net outflows in fiscal 2006 reflect withdrawals of assets by two EVM bank loan institutional accounts and withdrawals by certain Atlanta Capital institutional clients.

Money market fund assets, which are not included in long-term fund net flows because of their short-term characteristics, increased to $3.6 billion on October 31, 2006 from $0.3 billion on October 31, 2005 and $0.4 billion on October 31, 2004. The increase in money market fund assets in fiscal 2006 can be primarily attributed to investments by institutional clients in one of the Company’s sponsored short-term treasury funds and the introduction of a cash collateral fund managed by the Company in fiscal 2006. The cash collateral fund was introduced in conjunction with a securities lending program in which certain of the Company’s sponsored funds participate.

The following table summarizes the asset flows by investment objective for fiscal years ended October 31, 2006, 2005 and 2004:

Asset Flows

	For the Years Ended October 31,
(in billions)	2006	2005	2004	2006 vs. 2005			2005 vs. 2004
Equity fund assets — beginning	$45.2	$36.9	$28.9	22%			28%
Sales/inflows	7.8	9.7	9.8	–20%			–1%
Redemptions/outflows	(5.4)	(4.3)	(4.1)	26%			5%
Exchanges	—	—	0.1	N	M	(1)	–100%
Market value change	5.6	2.9	2.2	93%			32%
Equity fund assets — ending	53.2	45.2	36.9	18%			22%

Fixed income fund assets — beginning	18.6	17.6	17.8	6%			–1%
Sales/inflows	6.4	3.7	2.4	73%			54%
Redemptions/outflows	(3.8)	(2.4)	(2.3)	58%			4%
Exchanges	—	(0.1)	(0.2)	–100%			–50%
Market value change	0.4	(0.2)	(0.1)	N	M		100%
Fixed income fund assets — ending	21.6	18.6	17.6	16%			6%

Floating-rate bank loan fund assets — beginning	16.8	15.0	9.5	12%			58%
Sales/inflows	7.0	5.2	7.6	35%			–32%
Redemptions/outflows	(4.2)	(3.3)	(2.2)	27%			50%
Exchanges	(0.1)	—	0.1	N	M		–100%
Market value change	0.5	(0.1)	—	N	M		N	M
Floating-rate bank loan fund assets — ending	20.0	16.8	15.0	19%			12%

Total long-term fund assets — beginning	80.6	69.5	56.2	16%			24%
Sales/inflows	21.2	18.6	19.8	14%			–6%
Redemptions/outflows	(13.4)	(10.0)	(8.6)	34%			16%
Exchanges	(0.1)	(0.1)	—	0%			N	M
Market value change	6.5	2.6	2.1	150%			24%
Total long-term fund assets — ending	94.8	80.6	69.5	18%			16%

Separate accounts — beginning	27.6	24.4	18.4	13%			33%
Inflows — HNW and institutional	2.3	2.9	3.7	–21%			–22%
Outflows — HNW and institutional	(4.4)	(3.5)	(2.0)	26%			75%
Inflows — retail managed accounts	3.6	3.2	2.0	13%			60%
Outflows — retail managed accounts	(2.2)	(1.6)	(1.1)	38%			45%
Market value change	3.1	2.1	1.5	48%			40%
Assets acquired	0.5	0.1	1.9	400%			–95%
Separate accounts — ending	30.5	27.6	24.4	11%			13%

Money market fund assets — ending	3.6	0.3	0.4	N	M		–25%
Assets under management — ending	$128.9	$108.5	$94.3	19%			15%

(1)	Not meaningful (“NM”)

Ending Assets Under Management by Asset Class

	October 31,
(in billions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Class A (1)	$27.0	$18.8	$15.4	44%	22%
Class B (2)	6.8	7.7	8.7	–12%	–11%
Class C (3)	8.4	7.4	7.1	14%	4%
Class I (4)	4.5	1.5	1.1	200%	36%
Private funds (5)	26.4	21.8	19.6	21%	11%
Closed-end funds	22.5	21.1	15.8	7%	34%
Other (6)	2.8	2.6	2.2	8%	18%
Total fund assets	98.4	80.9	69.9	22%	16%
HNW and institutional account assets	21.0	20.5	19.5	2%	5%
Retail managed account assets	9.5	7.1	4.9	34%	45%
Total separate account assets	30.5	27.6	24.4	11%	13%
Total	$128.9	$108.5	$94.3	19%	15%

(1)	Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)	Includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)	Includes Eaton Vance Senior Floating-Rate Fund, an interval fund.
(4)	Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(5)	Includes privately offered equity and bank loan funds and CDO entities.
(6)	Includes other classes of open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

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

Fund assets represented 76 percent of total assets under management at October 31, 2006, compared to 75 percent and 74 percent at October 31, 2005 and 2004, respectively. Class A share assets increased to 21 percent of total assets under management at October 31, 2006 from 17 percent and 16 percent at October 31, 2005 and 2004, respectively, while Class B shares dropped to 5 percent at October 31, 2006 from 7 percent and 9 percent at October 31, 2005 and 2004, respectively. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets remained stable at 7 percent of total assets under management on October 31, 2006, 2005 and 2004 while Class I share assets increased to 3 percent of total assets under management from 1 percent on both October 31, 2005 and 2004, primarily as a result of significant inflows into one of the Company’s short-term income funds utilized by institutional investors. Private funds and closed-end funds collectively represented 38 percent of the Company’s total assets under management at October 31, 2006 compared to 40 percent and 38 percent at October 31, 2005 and 2004, respectively.

The shift in fund asset mix from Class B share assets to Class A share assets experienced by the Company has impacted the Company’s revenue and expense structure. The decline in Class B share sales and assets under management resulted in a reduction in both distribution income (distribution plan payments received) and amortization of deferred sales commissions. As a result of the decline in distribution plan payments received, the Company’s overall effective fee rate, defined as total revenue as a percentage of average assets under management, declined to 73 basis points in fiscal 2006 from 74 basis points and 77 basis points in fiscal 2005 and 2004, respectively. The 3 percent decrease in distribution plan payments in fiscal 2006 was offset by an 18 percent decrease in the amortization of deferred sales commissions over the same period.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $30.5 billion at October 31, 2006, up from $27.6 billion and $24.4 billion at October 31, 2005 and 2004, respectively. High-net-worth and institutional account assets increased by 2 percent and 5 percent in fiscal 2006 and 2005, respectively, while retail managed account assets increased by 34 percent and 45 percent in the same periods. As noted above, high-net-worth and institutional net inflows were negatively impacted in fiscal 2006 by the withdrawal of assets by two EVM bank loan institutional accounts and withdrawals by certain Atlanta Capital institutional clients. Fiscal 2005 high-net-worth and institutional net inflows were negatively impacted by client withdrawals at both Fox Asset Management and Atlanta Capital. Retail managed account assets were positively impacted in both fiscal 2006 and 2005 by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and EVM’s large-cap value and municipal bond products.

The average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide useful information in the analysis of the Company’s revenue and asset-based distribution expenses. With the exception of the Company’s separate account investment adviser fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class (1)

	For the Years Ended October 31,
(in billions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Class A (2)	$22.7	$17.2	$12.2	32%	41%
Class B (3)	7.3	8.3	10.8	–12%	–23%
Class C (4)	7.8	7.3	6.7	7%	9%
Class I (5)	2.4	1.2	0.8	100%	50%
Private funds (6)	23.7	20.9	18.8	13%	11%
Closed-end funds	21.8	18.2	12.9	20%	41%
Other (7)	2.5	2.3	2.0	9%	15%
Total fund assets	88.2	75.4	64.2	17%	17%
HNW and institutional account assets	21.0	20.0	17.1	5%	17%
Retail managed account assets	8.2	6.1	4.3	34%	42%
Total separate account assets	29.2	26.1	21.4	12%	22%
Total	$117.4	$101.5	$85.6	16%	19%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(3)	Includes Eaton Vance Prime Rate Reserves, an interval fund.
(4)	Includes Eaton Vance Senior Floating-Rate Fund, an interval fund.
(5)	Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(6)	Includes privately offered equity and bank loan funds and CDO entities.
(7)	Includes other classes of open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

Net income increased by 15 percent in fiscal 2006 and by 14 percent in fiscal 2005. The increases in net income in both fiscal 2006 and 2005 can be attributed primarily to increases in average assets under management of 16 percent and 19 percent, respectively. Operating results in fiscal 2006 include the acceleration of non-cash amortization of $8.9 million or $0.04 per diluted share to write off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-off is included in other expenses in the Company’s Consolidated Statement of Income for the year ended October 31, 2006. Fiscal 2006 results also include the recognition of $9.8 million in interest expense and the write-off of $1.5 million of deferred financing fees associated with the retirement of EVM’s zero-coupon exchangeable notes in August 2006. The additional interest expense plus the write-off of the deferred financing fees reduced diluted earnings per share by $0.06 per share.

Effective November 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” The Company elected to apply the modified version of retrospective application for all periods prior to the required effective date and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company’s adoption of SFAS No. 123R using the modified retrospective method resulted in the recognition of $36.3 million of stock-based compensation in fiscal 2006 compared to $28.6 million and $23.5 million in fiscal 2005 and 2004, respectively. In fiscal 2006, stock-based compensation reduced after-tax earnings by $26.4 million, or $0.19 per diluted share. In fiscal 2005 and fiscal 2004, stock-based compensation reduced after-tax earnings by $21.7 million and $18.0 million, respectively, or $0.15 and $0.12 per diluted share, respectively.

In conjunction with the adoption of SFAS No. 123R in the first quarter of fiscal 2006, the Company also recognized a cumulative effect of change in accounting principle. In its calculations of stock option expense for the purposes of pro forma disclosure in previous filings, the Company chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon implementation, the Company was required to recognize the difference between actual forfeitures of awards granted prior to the adoption of SFAS No. 123R and the calculation of expected forfeitures for these awards as an adjustment to compensation cost. The cumulative effect, net of tax, was $0.6 million.

Results of Operations

	For the Years Ended October 31,
(in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Net income	$159,377	$138,706	$121,962	15%		14%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.25	$1.05	$0.90	19%		17%
Diluted	$1.18	$0.99	$0.87	19%		14%
Earnings per share:
Basic	$1.25	$1.05	$0.90	19%		17%
Diluted	$1.17	$0.99	$0.87	18%		14%
Operating margin	31%	31%	30%	N	M	N	M

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) decreased to 73 basis points in fiscal 2006 from 74 basis points in fiscal 2005 and 77 basis points in fiscal 2004, largely as a result of the change in the Company’s fund asset mix. As Class B shares have decreased as a percentage of total fund assets under management, distribution fees have decreased in both absolute dollars and as a percentage of total revenue. Distribution fees as a percentage of total revenue decreased to 16 percent in 2006 from 18 percent in fiscal 2005 and 23 percent in fiscal 2004. The impact of the decline in the Company’s effective fee rate was offset in part by a reduction in deferred sales commissions amortization expense, as capitalized sales commissions paid on Class B share sales also declined with the change in asset mix.

Revenue

	For the Years Ended October 31,
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Investment adviser and administration fees	$594,632	$503,085	$413,102	18%	22%
Distribution and underwriter fees	140,331	139,043	150,018	1%	–7%
Service fees	122,805	104,644	92,087	17%	14%
Other revenue	4,426	6,403	6,606	–31%	–3%
Total revenue	$862,194	$753,175	$661,813	14%	14%

Investment adviser and administration fees
Investment adviser and administration fees are generally determined by contractual agreements with the Company’s sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of investment adviser and administration fees earned, while shifts in asset mix affect the Company’s effective fee rate.

The increase in investment adviser and administration fees of 18 percent and 22 percent in fiscal 2006 and 2005, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management and a modest increase in the Company’s effective investment adviser and administration fee rates. While separately managed account effective fee rates remained stable at 34 basis points for all three years, fund effective fee rates increased to 56 basis points in fiscal 2006 from 55 basis points and 53 basis points in fiscal 2005 and 2004, respectively. Average assets under management increased by 16 percent and 19 percent in fiscal 2006 and 2005, respectively, over the prior year periods.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C), as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of the Company’s sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on fee-based accounts. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution and underwriter fees increased by 1 percent in fiscal 2006 compared to the same period a year ago. Distribution plan payments decreased 3 percent to $127.5 million in fiscal 2006 from $131.1 million in fiscal 2005, reflecting a decrease in average Class B share assets under management offset in part by an increase in average Class C and certain private fund assets also subject to distribution fees. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 12 percent year-over-year in fiscal 2006, while average Class C share and private fund assets under management subject to distribution fees increased by 7 percent each. Underwriter fees and other distribution income increased 62 percent to $12.8 million in fiscal 2006 from $7.9 million in fiscal 2005, primarily reflecting a 56 percent increase in Class A share sales.

Distribution and underwriter fees decreased by 7 percent in fiscal 2005 compared to the same period a year earlier, primarily reflecting a decrease in average Class B share assets under management. Average Class B share assets under management declined 23 percent year-over-year in fiscal 2005, principally as a result of net redemptions in the asset class, while average Class C share and private fund assets under management subject to distribution fees increased by 9 percent and 13 percent, respectively.

Service fees
Service plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to the principal underwriter (Eaton Vance Distributors, Inc., a wholly owned subsidiary of EVM) for personal service and/or the maintenance of shareholder accounts.

Service fee revenue increased by 17 percent in fiscal 2006 over the same period a year ago, primarily reflecting a 15 percent increase in average assets under management in Class A, B, and C shares and private funds subject to distribution fees. Service fee revenue increased by 14 percent in fiscal 2005, reflecting an 11 percent increase in average Class A, B, C and I and certain private fund assets under management.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds, declined by 31 percent and 3 percent in fiscal 2006 and 2005, respectively. The decrease in other revenue in fiscal 2006 can be attributed primarily to a decrease in investment income related to Eaton Vance Short-Term Income Fund and Eaton Vance Short-Term Treasury Fund, which the Company stopped consolidating in April 2005 and April 2006, respectively. Other revenue for fiscal 2006, 2005 and 2004 includes $1.2 million, $2.2 million and $2.0 million, respectively, of investment income related to consolidated funds for the periods during which they were consolidated.

Expenses

Operating expenses increased by 15 percent in fiscal 2006 and 13 percent in fiscal 2005 because of increases in compensation, service fees, distribution and other expenses.

Expenses

	For the Years Ended October 31,
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Compensation of officers and employees	$244,620	$205,663	$172,411	19%	19%
Amortization of deferred sales commissions	52,048	63,535	81,202	–18%	–22%
Service fee expense	95,573	86,197	76,620	11%	12%
Distribution expense	116,741	103,447	81,559	13%	27%
Other expenses	88,246	61,726	49,381	43%	25%
Total expenses	$597,228	$520,568	$461,173	15%	13%

Compensation of officers and employees
Compensation expense increased by 19 percent in both fiscal 2006 and fiscal 2005 over the same periods a year earlier. The increase in compensation expense in both periods can be primarily attributed to an increase in headcount (up 15 percent in fiscal 2006 and 10 percent in fiscal 2005), higher stock-based compensation expense, higher operating income-based employee bonus accruals, higher marketing incentives associated with the Company’s separately managed account business, and higher marketing incentives associated with the increase in long-term fund sales. The increase in headcount in fiscal 2006 reflects additions to the Company’s investment management, marketing and operations teams to support the significant growth in assets under management as well as the build-out of the Company’s institutional sales team, which began in fiscal 2005.

The Company’s adoption of SFAS No. 123R resulted in the recognition of $36.3 million of stock-based compensation in the fiscal 2006 ($26.4 million after tax or $0.19 per diluted share) compared to $28.6 million in fiscal 2005 ($21.7 million after tax or $0.15 per diluted share) and $23.5 million in fiscal 2004 ($18.0 million after tax or $0.12 per diluted share). Approximately $4.0 million of the total $7.7 million increase in fiscal 2006 stock-based compensation expense can be attributed to the acceleration in the recognition of stock-based compensation for retirement-eligible employees under SFAS No. 123R.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65, or for early retirement with the Company’s consent when the employee reaches age 55 and has a combined age plus years of service to the Company of at least 75 years. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS No. 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees on or after the adoption of SFAS No. 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS No. 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS No. 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility.

The accelerated recognition of compensation cost for employees who are retirement-eligible or are nearing retirement eligibility under the Company’s existing retirement policy is applicable for all grants made on or after the Company’s adoption of SAFS No. 123R (November 1, 2005). The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted will reduce the associated stock-based compensation expense recognized in subsequent quarters.

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 18 percent and 22 percent in fiscal 2006 and 2005, respectively, over the same periods a year earlier. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. As amortization expense is a function of the Company’s fund asset mix, a continuing shift away from Class B shares to other classes over time, particularly Class A shares, will most likely result in further reductions in amortization expense.

Service fees
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B, and C) as well as certain private funds. Service fee expense increased by 11 percent in fiscal 2006 and 12 percent in fiscal 2005, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (for certain Class C share and closed-end fund assets, calculated as a percentage of average assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by 13 percent in fiscal 2006 and 27 percent in fiscal 2005, largely as a result of increases in closed-end fund assets and other assets subject to third-party distribution and revenue-sharing arrangements.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, fund expenses assumed by the Company, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 43 percent, or $26.5 million, in fiscal 2006 over the same period a year ago, primarily reflecting increases in fund-related expenses of $4.6 million, facilities-related expenses of $3.7 million, information technology expense of $8.4 million and amortization of intangible assets of $7.7 million. The increase in fund-related expenses can be attributed primarily to payments made to external investment advisers for subadvisory services provided and an increase in the recognition of fund expenses for certain institutional funds for which the Company is paid an all-in management fee. The increase in facilities-related expenses can be attributed to an increase in rent associated with additional office space leased by the Company to support the 15 percent increase in headcount, additional building expenses associated with the build-out of that office space and related increases in insurance and depreciation. The increase in information technology expense can be attributed to an overall increase in data services and costs incurred in fiscal 2006 in conjunction with several significant system implementations.

The increase in the amortization of intangible assets in fiscal 2006 can be attributed to the acceleration of non-cash amortization to write-off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. These contracts were identified and accounted for as intangible assets at the time of the Fox Asset Management acquisition in September 2001. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The write-off, which totaled $8.9 million or $0.04 per diluted share, was computed by comparing the net present value of the projected future client cash flows to the carrying value of the intangible asset at April 30, 2006. Assets under management at Fox Asset Management have remained relatively stable despite the attrition of the original contracts acquired as these contracts have been replaced over time by similar asset management contracts.

Other expenses increased by 25 percent or $12.3 million in fiscal 2005 over the same period a year earlier, primarily reflecting increases in fund-related expenses of $8.0 million, information technology expense of $1.3 million, other consulting expense of $1.6 million and amortization of intangible assets of $0.8 million. The increase in fund-related expenses can be attributed to costs borne by the Company to support product development prior to new product launch and payments made to external investment advisers for subadvisory services provided. The increase in information technology can be attributed to an overall increase in data services. The increase in the amortization of intangible assets can be attributed to a $0.9 million write-off of intangible assets recognized in the second quarter of fiscal 2005 relating to terminations of management contracts acquired by Fox Asset Management in fiscal 2003.

Other Income and Expense

	For the Years Ended October 31,
(in thousands)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Interest income	$8,033	$4,354	$2,799	84%		56%
Interest expense	(12,850)	(1,464)	(5,898)	778%		–75%
Gain on investments	3,667	38	275	N	M	–86%
Foreign currency loss	(222)	(32)	(85)	594%		–62%
Impairment loss on investments	(592)	(2,120)	—	–72%		N	M
Total other income (expense)	$(1,964)	$776	$(2,909)	N	M	N	M

Interest income increased by 84 percent in fiscal 2006 over the same period a year ago, primarily due to an increase in short-term interest rates and an increase in interest income earned on the Company’s minority equity investments in CDO entities. Interest income increased by 56 percent in fiscal 2005, primarily due to an increase in short-term interest rates offset by a decrease in interest income earned on the Company’s minority equity investments in CDO entities.

Interest expense increased by $11.4 million in fiscal 2006 over the same period a year ago, primarily due to the redemption of EVM’s zero-coupon exchangeable senior notes (“Notes”) in August 2006. Upon receipt of EVM’s notice of its intent to redeem the Notes for cash, Noteholders had the option to exchange the Notes into Eaton Vance Corp. non-voting common stock. EVM ultimately had the right to settle the exchange in cash in lieu of shares. As a result of the redemption and resultant settlement in cash, EVM recognized $9.8 million in additional interest expense representing the premium value of the shares that would have been issued upon exchange in excess of the accreted value of the Notes on the redemption date. In addition, EVM recognized an additional $1.5 million in interest expense representing the write-off of related debt issuance costs.

Interest expense decreased by 75 percent in fiscal 2005, primarily reflecting a decrease in average long-term debt balances. The decrease in average long-term debt balances is attributed to the retirement of EVM’s 6.22 percent notes in March 2004 and the repurchase of $46.0 million of EVM’s zero-coupon exchangeable senior notes in August 2004. As noted above, these Notes were ultimately redeemed in full in August 2006.

In fiscal 2006, the Company recognized net gains of $2.2 million upon the disposition of certain investments in sponsored funds and $1.4 million on liquidation of investments in two CDO entities.

The Company recognized impairment losses of $0.6 million and $2.1 million in fiscal 2006 and 2005, respectively, related to its investments in two CDO entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments. The Company continues to earn management fees on both underlying collateral pools.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 39 percent in both fiscal 2006 and 2005 and 37 percent in fiscal 2004.

The Company’s policy for accounting for income taxes includes monitoring its business activities and tax policies to ensure that the Company is in compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions taken by the Company, or applicable law may not be clear. The Company periodically reviews these tax positions and provides for and adjusts as necessary estimated liabilities relating to such positions as part of its overall tax provision. During the year ended October 31, 2005, the Company increased its provision for income taxes by $1.9 million related to uncertain tax positions, which resulted in an increase in the Company’s effective tax rate.

Minority Interest

Minority interest increased by 1 percent and 10 percent in fiscal 2006 and 2005, respectively, primarily due to the increased profitability of two of the Company’s majority-owned subsidiaries, Atlanta Capital and Parametric Portfolio Associates.

Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. Funds consolidated by the Company are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at October 31, 2006 reflects the Company’s 20 percent minority equity interest in Lloyd George Management, a 20 percent minority equity interest in the Eaton Vance Short-Term Income Fund, a 20 percent minority equity interest in the Eaton Vance Equity Research Fund and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, increased by $3.1 million or 253 percent in fiscal 2006, primarily due to a $2.8 million increase in net income (after tax) attributed to the Company’s minority equity investment in the Eaton Vance Short-Term Income Fund.

Equity in net income of affiliates, net of tax, decreased by 4 percent in fiscal 2005, largely as a result of calendar year-end bonuses paid and expensed by Lloyd George Management in December 2004. Equity in net income of affiliates in fiscal 2005 primarily reflects the Company’s 20 percent minority equity interest in Lloyd George Management as well as the Company’s 30 percent minority equity interest in the Eaton Vance Short-Term Income Fund.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on October 31, 2006, 2005 and 2004 and for the years then ended:

Balance Sheet and Cash Flow Data

	For the years ended October 31,
(in thousands)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Balance sheet data:
Cash and cash equivalents	$206,705	$146,389	$147,137	41%	–1%
Short-term investments	20,669	127,858	210,429	–84%	–39%
Long-term investments	73,075	61,766	36,895	18%	67%
Deferred sales commissions	112,314	126,113	162,259	–11%	–22%

Long-term debt	—	75,467	74,347	–100%	2%
Deferred income taxes	22,520	29,804	42,821	–24%	–30%

Cash flow data:
Operating cash flows	$262,851	$104,052	$115,220	153%	–10%
Investing cash flows	(26,197)	(30,868)	(3,489)	–15%	N	M
Financing cash flows	(176,407)	(73,856)	(103,004)	139%	–28%

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash, cash equivalents and short-term investments. Short-term investments include investments in the Company’s sponsored money market and short-term income funds. Long-term investments consist principally of investments in certain of the Company’s sponsored mutual funds, investments in affiliates and minority equity investments in CDO entities.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 11 percent in fiscal 2006 and 22 percent in fiscal 2005, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for stock-based compensation, decreased by 24 percent in fiscal 2006 and 30 percent in fiscal 2005. Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, the Company established a deferred tax asset of $21.3 million.

The following table details the Company’s future contractual obligations:

Contractual Obligations	Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$203.5	$9.6	$21.0	$25.5	$147.4
Investment in private equity partnership	10.3	—	10.3	—	—

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. In August 2006, the Company invested $4.7 million of the total $15.0 million of committed capital.

In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by the Company to purchase the minority interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio

Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and sales will occur at varying times at varying amounts over the next 7 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. Although the timing and amounts of these purchases cannot be predicted with certainty, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in future years.

In the third quarter of fiscal 2006, the Company exercised a call option and purchased an additional 2 percent interest in Parametric Portfolio Associates from minority interest holders for $4.0 million, increasing the Company’s capital ownership interest from 80 percent to 82 percent. In addition, the Company purchased an additional 7 percent interest in Atlanta Capital from minority interest holders for $7.2 million upon exercise of a minority investor put option, increasing the Company’s ownership from 70 to 77 percent. The additional purchase price in each case was allocated between intangible assets and goodwill based on independent valuations obtained in the third quarter. Minority interest decreased by $0.3 million as a result of these transactions.

On July 28, 2006, EVM announced its intention to redeem for cash all of its outstanding Notes ($110.9 million principal amount at maturity with an accreted value on redemption date of $76.4 million). Upon receipt of EVM’s notice of its intent to redeem, holders of the Notes had the option to exchange the Notes into Eaton Vance Corp. non-voting common stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity until the close of business on August 10, 2006. As of the close of business on August 10, 2006, all but $6,000 principal amount at maturity of the Notes were tendered for exchange into the Company’s non-voting common stock. EVM elected to pay the holders cash in lieu of delivering stock as provided for in the indenture agreement governing the Notes. As a result, EVM paid $86.2 million to holders who presented their Notes for exchange. The remaining Notes with a principal amount at maturity of $6,000 were redeemed by the Company for cash in the aggregate amount of $4,130.

The redemption of the Notes resulted in the elimination of all of the Company’s long-term debt and reduced its diluted shares outstanding on the redemption date by 3.2 million shares (approximately 0.7 million shares on a weighted average basis in fiscal 2006). The $9.8 million premium value of the shares in excess of the accreted value of the Notes paid in cash to Note holders was recorded as interest expense in the Company’s fiscal fourth quarter, in addition to the write-off of $1.5 million of related debt issuance costs. Approximately $2.6 million of the total premium value was not deductible for tax purposes.

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. On October 31, 2006, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows of the Company are calculated by adjusting the net income to reflect changes in current assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $262.9 million, $104.1 million and $115.2 million in the fiscal years ended October 31, 2006, 2005 and 2004, respectively. The increase in cash provided by operating activities in fiscal 2006 can be attributed primarily to an increase in net income and an increase in cash provided by the purchase and sale of trading securities by two consolidated short-term income funds, which regularly purchase and sell short-term debt instruments. The Company deconsolidated the first of the two funds in April 2005 and the second in April 2006. Net cash provided by (used for) the purchase and sale of trading securities totaled $30.6 million, ($68.8) million and ($105.8) million in fiscal 2006, 2005 and 2004, respectively. The decrease in cash provided by operating activities in fiscal 2005 can be attributed primarily to a change in the timing of advisory, administration, distribution and service fee payments made by the custodian of the Company’s sponsored funds in the quarter ended July 31, 2005. Prior to July 31, 2005, the custodian made all fee payments on the last business day of the month. Effective July 31, 2005, the custodian pays all fees on the third business day of the following month. As a result, investment adviser fees and other receivables increased at October 31, 2005 and cash and cash equivalents decreased in comparison to October 31, 2004.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $6.9 million in fiscal 2006 due primarily to a 23 percent increase in Class C share sales. Capitalized sales commissions decreased by $16.9 million in fiscal 2005 due to declines in both Class B and Class C share sales. The Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments in Company-sponsored mutual funds that the Company does not consolidate. Cash used for investing activities totaled $26.2 million, $30.9 million and $3.5 million in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, additions to equipment and leasehold improvements totaled $12.7 million, compared to $3.4 million in fiscal 2005 and $3.6 million in fiscal 2004, reflecting primarily additional leasehold improvements made in conjunction with additional office space leased to accommodate increased headcount. Proceeds from the sale of available-for-sale investments of $27.0 million in fiscal 2006 were offset by the purchase of shares in Company-sponsored mutual funds and other investments of $27.6 million. In fiscal 2005 and 2004, total proceeds from the sale of available-for-sale investments of $1.4 million and $3.3 million, respectively, were offset by the purchase of available-for-sale investments of $28.1 million and $2.4 million, respectively. In addition, the Company purchased an additional 7 percent interest in Atlanta Capital and an additional 2 percent interest in Parametric Portfolio Associates in fiscal 2006 for a total of $11.3 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated mutual fund affiliates and cash paid to meet redemptions by minority shareholders of these mutual fund subsidiaries. Cash used for financing activities totaled $176.4 million, $73.9 million and $103.0 million in fiscal 2006, 2005 and 2004, respectively, reflecting net proceeds from the issuance of the Company’s mutual fund affiliates’ capital stock of $79.3 million, $84.6 million and $58.8 million in fiscal 2006, 2005 and 2004, respectively.

In fiscal 2006, EVM retired its zero-coupon exchangeable notes with an accreted value on redemption date of $76.4 million. The Company made no long-term debt payments in fiscal 2005. Debt repayments in fiscal 2004 included the retirement of EVM’s 6.22 percent senior loan for $7.1 million and the repurchase of $46.0 million at accreted value of EVM’s zero-coupon exchangeable notes.

In fiscal 2006, the Company repurchased a total of 5.8 million shares of its non-voting common stock for $159.9 million under its authorized repurchase program and issued 2.7 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $28.2 million. The Company has authorization to purchase an additional 6.3 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.42 in fiscal 2006, $0.34 in fiscal 2005 and $0.28 in fiscal

2004. The Company increased its quarterly dividend by 20 percent to $0.12 per share in the fourth quarter of fiscal 2006.

The Company believes that cash provided by operating activities and borrowings available under the Company’s $180 million credit facility will provide the Company with sufficient liquidity to meet its short-term and long-term cash demands.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisitions of Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates to a single reporting unit. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company establishes fair value for the purpose of impairment testing using discounted cash flow analyses and appropriate market multiples. In this process, the Company makes assumptions related to projected future earnings and cash flow, market multiples and applicable discount rates. Changes in these estimates could materially affect the Company’s impairment conclusion.

Identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates and significant judgment is required. In most instances, the Company engages third party consultants to perform these valuations. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The Company’s deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to broker/dealers. IRS regulations issued in 2004 provide that capitalized sales commission payments are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in CDO Entities

The Company acts as collateral manager for a number of CDO entities pursuant to collateral management agreements between the Company and each CDO entity. At October 31, 2006, combined assets under management in the collateral pools of these CDO entities plus warehoused assets upon which the Company earns a management fee were approximately $2.9 billion. The Company had combined minority equity investments of $9.1 million in four of these entities on October 31, 2006.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $9.1 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at October 31, 2006.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of high-yield bonds and/or floating-rate income instruments that the CDO entity purchases. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDO entities it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

Stock-Based Compensation

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

Inflation

The Company’s assets are, to a large extent, liquid in nature and therefore the Company does not believe that inflation has had a material impact on the Company’s results of operations. To the extent that inflation, or the expectation thereof, results in rising interest rates, it may adversely affect the Company’s financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds and accounts the Company manages, which in turn would result in a decline in investment advisory revenue.

Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. The Company does not anticipate that the provisions of SFAS No. 158 will have an impact on the Company’s consolidated financial statements because the Company does not maintain any defined benefit, pension or other post-retirement plans.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of the adoption of this interpretation.

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

The Company’s primary direct exposure to equity price risk arises from its investments in sponsored equity funds and equity securities held by sponsored funds the Company consolidates. The Company’s investments in sponsored equity funds and equity securities are carried at fair value on the Company’s Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on the Company’s investments subject to equity price fluctuation at October 31, 2006:

(in thousands)	Carrying Value	Carrying Value assuming a 10% increase	Carrying Value assuming a 10% decrease
Trading:
Equity securities	$12,775	$14,053	$11,498
Available for sale securities:
Sponsored funds	32,747	36,022	29,472
Total	$45,522	$50,075	$40,970

The Company’s primary direct exposure to interest rate risk arises from its investment in fixed and floating-rate income funds sponsored by the Company and debt securities held by sponsored funds the Company consolidates. The Company considered the negative effect on pre-tax interest income of a 50 basis point (0.50%) decline in interest rates as of October 31, 2006. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50%) decline in interest rates would have on the Company’s pre-tax net income as of October 31, 2006:

(in thousands)	Carrying Value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$761	$4
Available for sale securities:
Sponsored funds	3,736	19
Investment in affiliates	20,669	103
Total	$25,166	$126

The Company’s primary direct exposure to credit risk arises from its minority equity interests in four CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $9.1 million at October 31, 2006, which represents the total value at risk with respect to such entities as of October 31, 2006.

The Company does not enter into foreign currency transactions for speculative purposes and currently has no material investments that would expose it to foreign currency exchange risk.

In evaluating market risk, it is also important to note that most of the Company’s revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A, declines of financial market values will negatively impact the Company’s revenue and net income.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2006, 2005 and 2004

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income
	Years Ended October 31,
(in thousands, except per share figures)	2006	2005	2004
Revenue:
Investment adviser and administration fees	$594,632	$503,085	$413,102
Distribution and underwriter fees	140,331	139,043	150,018
Service fees	122,805	104,644	92,087
Other revenue	4,426	6,403	6,606
Total revenue	862,194	753,175	661,813
Expenses:
Compensation of officers and other employees	244,620	205,663	172,411
Amortization of deferred sales commissions	52,048	63,535	81,202
Service fee expense	95,573	86,197	76,620
Distribution expense	116,741	103,447	81,559
Other expenses	88,246	61,726	49,381
Total expenses	597,228	520,568	461,173
Operating income	264,966	232,607	200,640
Other Income (Expense):
Interest income	8,033	4,354	2,799
Interest expense	(12,850)	(1,464)	(5,898)
Gain on investments	3,667	38	275
Foreign currency loss	(222)	(32)	(85)
Impairment loss on investments	(592)	(2,120)	—
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	263,002	233,383	197,731
Income taxes	(102,245)	(90,871)	(72,493)
Minority interest	(5,103)	(5,037)	(4,559)
Equity in net income of affiliates, net of tax	4,349	1,231	1,283
Income before cumulative effect of change in accounting principle	160,003	138,706	121,962
Cumulative effect of change in accounting principle, net of tax	(626)	—	—
Net income	$159,377	$138,706	$121,962
Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.25	$1.05	$0.90
Diluted	$1.18	$0.99	$0.87
Earnings per share:
Basic	$1.25	$1.05	$0.90
Diluted	$1.17	$0.99	$0.87
Weighted average shares outstanding:
Basic	127,807	131,591	134,938
Diluted	137,004	140,520	144,313

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share figures)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$206,705	$146,389
Short-term investments	20,669	127,858
Investment adviser fees and other receivables	94,669	83,868
Other current assets	7,324	10,473
Total current assets	329,367	368,588
Other Assets:
Deferred sales commissions	112,314	126,113
Goodwill	96,837	89,634
Other intangible assets, net	34,549	40,644
Long-term investments	73,075	61,766
Equipment and leasehold improvements, net	21,495	12,764
Other assets	558	3,035
Total other assets	338,828	333,956
Total assets	$668,195	$702,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$80,975	$62,880
Accounts payable and accrued expenses	33,660	27,987
Dividend payable	15,187	12,952
Other current liabilities	9,823	12,538
Total current liabilities	139,645	116,357
Long-Term Liabilities:
Long-term debt	—	75,467
Deferred income taxes	22,520	29,804
Total long-term liabilities	22,520	105,271
Total liabilities	162,165	221,628
Minority interest	9,545	4,620
Commitments and contingencies (See Note 7)	—	—
Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 126,125,717 and 129,243,023 shares, respectively	493	505
Notes receivable from stock option exercises	(1,891)	(2,741)
Accumulated other comprehensive income	4,383	2,566
Retained earnings	493,499	475,965
Total shareholders’ equity	496,485	476,296
Total liabilities and shareholders’ equity	$668,195	$702,544

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Continued)

(in thousands)	Common and Non-Voting Common Shares	Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, October 31, 2003	136,810	$1	$533	$—	$(2,995)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.28 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	878	—	3	8,194	(577)
Under employee stock purchase plan	140	—	1	2,024	—
Under employee incentive plan	108	—	1	1,695	—
Under restricted stock plan	171	—	1	—	—
Stock-based compensation	—	—	—	23,522	—
Tax benefit of stock option exercises	—	—	—	1,511	—
Repurchase of non-voting common stock	(4,526)	—	(18)	(36,946)	—
Principal repayments	—	—	—	—	854
Balance, October 31, 2004	133,581	1	521	—	(2,718)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.34 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	1,075	—	4	12,623	(615)
Under employee stock purchase plan	134	—	1	2,424	—
Under employee incentive plan	126	—	—	2,641	—
Under restricted stock plan	46	—	—	—	—
Stock-based compensation	—	—	—	28,607	—
Tax benefit of stock option exercises	—	—	—	3,434	—
Repurchase of non-voting common stock	(5,409)	—	(21)	(49,729)	—
Principal repayments	—	—	—	—	592
Balance, October 31, 2005	129,553	1	505	—	(2,741)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.42 per share)	—	—	—	—	—
Issuance of non-voting common stock:
On exercise of stock options	2,388	—	9	22,238	(552)
Under employee stock purchase plan	134	—	1	2,910	—
Under employee incentive plan	153	—	1	3,589	—
Under restricted stock plan	40	—	—	—	—
Stock-based compensation	—	—	—	36,867	—
Tax benefit of stock option exercises	—	—	—	6,073	—
Repurchase of non-voting common stock	(5,833)	—	(23)	(71,677)	—
Principal repayments	—	—	—	—	1,402
Balance, October 31, 2006	126,435	$1	$493	$—	$(1,891)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Concluded)

(in thousands)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, October 31, 2003	$1,245	$427,727	$426,511
Net income	—	121,962	121,962	$121,962
Other comprehensive income:
Unrealized gains on investments, net of tax	558	—	558	558
Foreign currency translation adjustments, net of tax	51	—	51	51
Total comprehensive income				$122,571
Dividends declared ($0.28 per share)	—	(36,962)	(36,962)
Issuance of non-voting common stock:
On exercise of stock options	—	—	7,620
Under employee stock purchase plan	—	—	2,025
Under employee incentive plan	—	—	1,696
Under restricted stock plan	—	—	1
Stock-based compensation	—	—	23,522
Tax benefit of stock option exercises	—	—	1,511
Repurchase of non-voting common stock	—	(48,057)	(85,021)
Principal repayments	—	—	854
Balance, October 31, 2004	1,854	464,670	464,328
Net income	—	138,706	138,706	$138,706
Other comprehensive income:
Unrealized gains on investments, net of tax	760	—	760	760
Foreign currency translation adjustments, net of tax	(48)	—	(48)	(48)
Total comprehensive income				$139,418
Dividends declared ($0.34 per share)	—	(44,539)	(44,539)
Issuance of non-voting common stock:
On exercise of stock options	—	—	12,012
Under employee stock purchase plan	—	—	2,425
Under employee incentive plan	—	—	2,641
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	28,607
Tax benefit of stock option exercises	—	—	3,434
Repurchase of non-voting common stock	—	(82,872)	(132,622)
Principal repayments	—	—	592
Balance, October 31, 2005	2,566	475,965	476,296
Net income	—	159,377	159,377	$159,377
Other comprehensive income:
Unrealized gains on investments, net of tax	1,754	—	1,754	1,754
Foreign currency translation adjustments, net of tax	63	—	63	63
Total comprehensive income				$161,194
Dividends declared ($0.42 per share)	—	(53,629)	(53,629)
Issuance of non-voting common stock:
On exercise of stock options	—	—	21,695
Under employee stock purchase plan	—	—	2,911
Under employee incentive plan	—	—	3,590
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	36,867
Tax benefit of stock option exercises	—	—	6,073
Repurchase of non-voting common stock	—	(88,214)	(159,914)
Principal repayments	—	—	1,402
Balance, October 31, 2006	$4,383	$493,499	$496,485

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2006	2005	2004
Cash and cash equivalents, beginning of year	$146,389	$147,137	$138,328
Cash Flows From Operating Activities:
Net income	159,377	138,706	121,962
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on long-term investments	592	2,120	—
(Gain) loss on investments	(4,256)	192	(326)
Equity in net income of affiliates	(6,845)	(1,958)	(2,005)
Dividends received from affiliate	2,734	875	438
Minority interest	5,103	5,037	4,559
Interest on long-term debt and amortization of debt issuance costs	2,551	1,282	2,969
Deferred income taxes	(11,206)	(14,539)	19,192
Stock-based compensation	36,314	28,607	23,522
Cumulative effect of change in accounting principle, net of tax	626	—	—
Depreciation and other amortization	15,524	6,830	6,627
Amortization of deferred sales commissions	52,048	63,540	81,202
Payment of capitalized sales commissions	(53,848)	(46,950)	(63,830)
Contingent deferred sales charges received	15,628	19,548	19,691
Proceeds from sale of trading investments	190,725	88,762	19,177
Purchase of trading investments	(160,172)	(157,562)	(125,015)
Changes in assets and liabilities:
Investment adviser fees and other receivables	(10,801)	(52,356)	(6,327)
Other current assets	3,773	(4,643)	(1,329)
Other assets	3,942	2,688	(1,338)
Accrued compensation	18,093	10,583	16,960
Accounts payable and accrued expenses	5,666	8,199	(33)
Other current liabilities	(2,717)	5,091	(876)
Net cash provided by operating activities	262,851	104,052	115,220
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(12,721)	(3,397)	(3,600)
Purchase of minority members’ interests	(11,256)	(360)	—
Purchase of management contracts	(1,703)	(463)	(801)
Proceeds from sale of available-for-sale investments	27,048	1,441	3,279
Purchase of available-for-sale investments	(27,565)	(28,089)	(2,367)
Net cash used for investing activities	(26,197)	(30,868)	(3,489)
Cash Flows From Financing Activities:
Distributions to minority shareholders	(5,828)	(4,379)	(3,169)
Long-term debt issuance costs	—	(428)	—
Repayment of long-term debt	(76,358)	—	(53,171)
Excess tax benefit of stock option exercises	8,234	3,542	1,865
Proceeds from issuance of non-voting common stock	28,196	17,078	11,341
Repurchase of non-voting common stock	(159,914)	(132,622)	(85,021)
Principal repayments on notes receivable from stock option exercises	1,402	592	854
Dividends paid	(51,394)	(42,248)	(34,491)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	80,000	151,500	76,818
Redemption of mutual fund subsidiaries’ capital stock	(745)	(66,891)	(18,030)
Net cash used for financing activities	(176,407)	(73,856)	(103,004)
Effect of currency rate changes on cash and cash equivalents	69	(76)	82
Net increase (decrease) in cash and cash equivalents	60,316	(748)	8,809
Cash and cash equivalents, end of year	$206,705	$146,389	$147,137
Supplemental Cash Flow Information:
Interest paid	$10,022	$182	$3,589
Income taxes paid	$107,404	$100,702	$54,344
Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$552	$615	$577

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

Principles of Consolidation

The consolidated financial statements include the accounts of Eaton Vance Corp. and its wholly and majority-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

Reclassification and Presentation

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

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing funds and separate accounts.

Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Changes in these estimates may affect amounts reported in future periods.

Cash Equivalents

Cash equivalents consist principally of highly liquid investments in sponsored money market mutual funds, which are readily convertible to cash.

Investments

Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company and are carried at fair value based on quoted market prices. Net unrealized holding gains or losses, as well as realized gains or losses, are reflected as a component of other revenue. The specific identified cost method is used to determine the realized gain or loss on securities sold.

Marketable securities classified as available-for-sale consist primarily of investments in sponsored funds and other debt and equity securities held by the Company in separately managed accounts and are carried at fair value based on quoted market prices. Unrealized holding gains or losses are reported net of deferred tax as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains or losses are reflected as a component of gain (loss) on investments. The average cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds. The specific identified cost method is used to determine the realized gain or loss on sale of debt and equity securities maintained in separately managed accounts.

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

Investments in the equity of collateralized debt obligation entities (“CDO entities”) are carried at fair value based on discounted cash flows. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

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

Identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. Identifiable intangible assets with indefinite useful lives are not amortized. Identifiable intangible assets with discrete useful lives are amortized on a straight-line basis over their weighted average lives. The Company periodically reviews identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

Revenue Recognition

Investment adviser, administration, distribution and service fees for the funds and investment adviser fees for separate accounts managed by the Company are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. With the exception of the Company’s separate account investment adviser fees, which are calculated generally as a percentage of either beginning, average or ending quarterly assets, the Company’s investment adviser, administration, distribution and service fees are calculated principally as a percentage of average daily assets. The Company may waive certain fees for investment and administration services at its discretion. Investment adviser and administration fees are recorded gross of any subadvisory arrangements based on the terms of those arrangements, with the corresponding fees paid to any subadvisor included in other expenses. In instances where the Company acts as subadvisor or co-manager, investment adviser fees are recorded net. Distribution and service fees are recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expense, respectively.

Sales of shares of investment companies in connection with the Company’s activities as principal underwriter are accounted for on a settlement date basis, which approximates trade date basis, with the related commission income and expense recorded on a trade date basis.

Interest income is accrued as earned.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. Deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to brokers and dealers.

Earnings Per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period less non-vested restricted stock. Diluted earnings per share are based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options, non-vested restricted stock using the treasury stock method and contingently convertible debt using the if-converted method.

Stock-Based Compensation

The Company accounts for stock-based compensation expense in accordance with SFAS No. 123R. Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period. The Company immediately recognizes compensation expense at grant date for all awards granted to retirement-eligible employees on or after adoption of SFAS No. 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS No. 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. The Company does not anticipate that the provisions of SFAS No. 158 will have an impact on the Company’s consolidated financial statements because the Company does not maintain any defined benefit, pension or other post-retirement plans.

In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact of the adoption of this interpretation.

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

3.	Goodwill and Other Intangible Assets

In fiscal 2003, the Company acquired a majority interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”). Parametric Portfolio Associates’ minority shareholders held a 20 percent capital and an 18.8 percent profits interest at closing. Certain minority shareholders of Parametric Portfolio Associates have the right to sell and the Company has the right to purchase an additional 8.6 percent of the capital of Parametric Portfolio Associates over a three-year period beginning January 1, 2006. Beginning January 1, 2008, certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period. The price for acquiring the remaining capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value) in the previous calendar year. Any additional payments made will be treated as additional purchase price for accounting purposes. In fiscal 2006, the Company exercised a call option with the minority shareholders of Parametric Portfolio Associates whereby units representing a 2 percent capital ownership interest in Parametric were sold to the Company for $4.0 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2005. As a result of the transaction, the Company’s capital ownership interest in Parametric Portfolio Associates increased to 82 percent on May 31, 2006 and the Company recorded intangible assets of $1.4 million (representing $0.7 million of amortizable intangible assets and $0.7 million of non-amortizable intangible assets) and goodwill of $2.5 million. The remainder of the purchase price was allocated to minority interest.

In fiscal 2001, the Company acquired majority interests in Atlanta Capital Management, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”). Atlanta Capital’s minority shareholders held 30 percent of the equity of Atlanta Capital at closing. Atlanta Capital’s minority shareholders have the right to sell and the Company has the right to purchase the remaining 30 percent of Atlanta Capital over a five-year period beginning January 1, 2005, at a price based on a multiple of earnings before taxes in the previous calendar year. In fiscal 2006, the minority shareholders of Atlanta Capital Management, LLC (“Atlanta Capital”) exercised a put option whereby units representing a 7 percent ownership interest in Atlanta Capital were sold to the Company for $7.2 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2005. As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 77.4 percent on June 30, 2006 and the Company recorded intangible assets of $2.4 million and goodwill of $4.7 million. The remainder of the purchase price was allocated to minority interest. In June 2005, the minority shareholders of Atlanta Capital exercised a put option whereby units representing a 0.4 percent ownership interest in Atlanta Capital were sold to the Company for $0.4 million.

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

The changes in the carrying amount of goodwill for the years ended October 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Balance, beginning of period	$89,634	$89,281
Goodwill acquired	7,203	353
Balance, end of period	$96,837	$89,634

The following is a summary of other intangible assets at October 31, 2006 and 2005:

2006

(in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Client relationships and technology acquired	13.9	$55,242	$22,648
Non-amortized intangible assets:
Mutual fund management contracts	—	1,955	—
Total		$57,197	$22,648

2005

(in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Client relationships and technology acquired	15.3	$50,449	$11,116
Non-amortized intangible assets:
Mutual fund management contracts	—	1,311	—
Total		$51,760	$11,116

In fiscal 2006 and 2005, the Company accelerated non-cash amortization by $8.9 million and $0.9 million, respectively, to write-off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-offs were computed by comparing the net present value of projected future client cash flows to the carrying value of the intangible assets. The write-offs are included in other expenses in the Company’s Consolidated Statements of Income for the years ended October 31, 2006 and 2005.

During fiscal 2006 and 2005, the Company acquired certain client relationships for $1.7 million and $0.5 million, respectively.

Amortization expense, including the write-offs of intangible assets noted above, was $11.5 million, $3.8 million and $3.0 million for the years ended October 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense
2007	$2,465
2008	2,385
2009	2,385
2010	2,385
2011	2,385

4.    Investments

The following is a summary of investments at October 31, 2006 and 2005:

(in thousands)	2006	2005
Short-term investments:
Debt securities	$—	$10,199
Investment in affiliate	20,669	117,659
Total	$20,669	$127,858
Long-term investments:
Debt securities	$761	$—
Equity securities	12,775	—
Sponsored funds	36,483	31,066
Collateralized debt obligation entities	9,105	21,906
Investments in affiliates	13,006	7,875
Other investments	945	919
Total	$73,075	$61,766

Investments in sponsored funds and debt and equity securities

The following is a summary of the cost and fair value of investments in sponsored funds and debt and equity securities at October 31, 2006 and 2005:

2006		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Debt securities	$759	$8	$(6)	$761
Equity securities	12,410	616	(251)	12,775
Sponsored funds	30,051	6,446	(14)	36,483
Total	$43,220	$7,070	$(271)	$50,019

2005		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Short-term investments:
Debt securities	$10,199	$—	$—	$10,199
Long-term investments:
Sponsored funds	27,066	4,048	(48)	31,066
Total	$37,265	$4,048	$(48)	$41,265

Gross unrealized gains and losses on debt and equity securities classified as trading have been reported in income currently as a component of other revenue.

Gross unrealized gains and losses on investments in sponsored funds and debt and equity securities classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and certain debt and equity securities classified as available for sale for the years ended October 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
Gains	$4,252	$267	$476
Losses	(484)	(44)	(186)
Net realized gain	$3,768	$223	$290

The Company recognized $2,000 of unrealized gains, $0.2 million of unrealized losses and $0.1 million of unrealized gains related to investments in debt and equity securities classified as trading for the years ended October 31, 2006, 2005 and 2004, respectively.

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s minority equity ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDO entities, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2006, combined assets under management in the collateral pools of these CDO entities were $2.9 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities was $9.1 million, which is the carrying value of these investments at October 31, 2006. Investors in CDO entities have no recourse against the Company for any losses sustained in the CDO structure. Management has concluded that the Company is not required to consolidate any of the CDO entities in which it has a minority equity investment.

The Company recognized impairment losses of $0.6 million and $2.1 million for the years ended October 31, 2006 and 2005, respectively, related to its investments in CDO entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools and, therefore, the Company’s investment. The Company continues to earn a fee for providing investment management services on the underlying collateral pools.

The carrying value of $9.1 million and $21.9 million at October 31, 2006 and 2005, respectively, for the Company’s minority equity ownership interests in CDO entities is their estimated fair value.

Investments in affiliates

The Company has a 20 percent interest in the Eaton Vance Institutional Short-Term Income Fund (“EVSI”), an open-end mutual fund that invests in short-term debt securities. The Company classifies this investment as a short-term investment for financial reporting purposes due to the short-term nature of the underlying securities in which EVSI invests. The Company’s investment in EVSI was $20.7 million and $117.7 million at October 31, 2006 and 2005, respectively. At October 31, 2006, the Company’s investment was equal to its share of the underlying net assets.

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages international equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.3 million and $7.1 million at October 31, 2006 and 2005, respectively. At October 31, 2006, the Company’s investment exceeded its share of the underlying net assets of LGM by $2.2 million. The Company does not amortize this excess.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. At October 31, 2006, the Company’s investment in the partnership was $4.2 million. The Company had no investment in this partnership at October 31, 2005.

The Company has equity interests in excess of 20 percent in various other sponsored investment partnerships and funds. The Company’s investment in these affiliates totaled $0.5 million and $0.7 million at October 31, 2006 and October 31, 2005, respectively. At October 31, 2006, the Company’s investment in these entities was equal to its share of their underlying net assets.

The Company reviews its equity method investments annually for impairment pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Other investments

Included in other investments are certain investments carried at cost totaling $0.9 million at both October 31, 2006 and 2005. Management believes that the fair value of these investments approximates their carrying value.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2006 and 2005:

(in thousands)	2006	2005
Equipment	$26,845	$20,155
Leasehold improvements	14,649	10,478
Subtotal	41,494	30,633
Less: Accumulated depreciation and amortization	(19,999)	(17,869)
Equipment and leasehold improvements, net	$21,495	$12,764

Depreciation and amortization expense was $4.0 million, $3.0 million and $3.6 million for the years ended October 31, 2006, 2005 and 2004, respectively.

6. Long-term Debt

Zero-coupon Exchangeable Senior Notes

On July 28, 2006, Eaton Vance Management (“EVM”), a wholly owned subsidiary of the Company, announced its intention to redeem for cash all of its outstanding zero-coupon exchangeable senior notes (“the Notes”), representing $110.9 million principal amount at maturity with an accreted value on redemption date of $76.4 million. Upon receipt of EVM’s notice of its intent to redeem, holders of the Notes had the option to exchange the Notes into Eaton Vance Corp. non-voting common stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity until the close of business on August 10, 2006. As of the close of business on August 10, 2006, all but $6,000 principal amount at maturity of the Notes were tendered for exchange into the Company’s non-voting common stock. EVM elected to pay the holders cash in lieu of delivering stock, as provided for in the indenture agreement governing the Notes. As a result, EVM paid $86.2 million to holders of the Notes who presented their Notes for exchange. The remaining Notes with a principal amount at maturity of $6,000 were redeemed for cash in the aggregate amount of $4,130.

The redemption of the Notes resulted in the elimination of all of the Company’s long-term debt and reduced its diluted shares outstanding on the redemption date by 3.2 million shares (approximately 0.7 million shares on a weighted average basis for the year ended October 31, 2006). The $9.8 million premium value of the shares in excess of the accreted value of the Notes paid in cash to Note holders was recorded as interest expense in the Company’s fiscal fourth quarter income statement, in addition to the write-off of $1.5 million of related debt issuance costs. Approximately $2.6 million of the total premium value was not deductible for tax purposes.

Corporate Credit Facility

In December 2004, the Company executed a five-year revolving credit facility with several banks. Under this facility, the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Notes. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. At October 31, 2006, the Company had no borrowings outstanding under its revolving credit facility.

7.	Commitments and Contingencies

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

The Company and its subsidiaries are also subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company leases certain office space and equipment under noncancelable operating leases. Rent expense under these leases in 2006, 2005 and 2004 amounted to $8.2 million, $6.8 million and $6.6 million, respectively. In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston, Massachusetts. The lease will commence in May 2009. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount
2007	$9,596
2008	9,741
2009	11,263
2010	12,787
2011 – thereafter	160,061
Total	$203,448

On July 31, 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. In August 2006, the Company invested $4.7 million of the total $15.0 million of committed capital.

8.	Stock Plans

Effective November 1, 2005, the Company adopted SFAS No. 123R, using the modified version of the retrospective transition method. Using this transition method, the Company restated all prior period results on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. Upon the adoption of SFAS No. 123R under the modified retrospective method, the Company established a deferred tax asset of $21.3 million and increased retained earnings by $18.7 million.

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

The Company recognized total compensation expense related to its stock-based compensation plans of $36.3 million, $28.6 million and $23.5 million for the years ended October 31, 2006, 2005 and 2004, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $10.0 million, $6.9 million and $5.5 million for the years ended October 31, 2006, 2005 and 2004, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 1998 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 40.0 million shares have been reserved for issuance under the 1998 Plan. Through October 31, 2006, options to purchase 33.2 million shares have been issued pursuant to the 1998 Plan.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement with the Company’s consent when the employee reaches age 55 with a combined age and years of service equal to at least 75 years. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense recognition on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period.

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

The weighted average fair values of stock options granted during the years ended October 31, 2006, 2005 and 2004 using the Black-Scholes option pricing model were as follows:

	October 31, 2006	October 31, 2005	October 31, 2004
Weighted average grant date fair value of options granted	$8.35	$7.98	$6.17

Assumptions:
Dividend yield	1.4% to 1.6%	1.61%	1.47%
Volatility	27% to 30%	28%	29%
Risk-free interest rate	4.5% to 5.1%	4.6%	4.1%
Expected life of options	6.75 years	8.0 years	8.0 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Year Ended October 31, 2006
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,791	$15.66
Granted	4,501	24.96
Exercised	(2,388)	9.32
Forfeited/Expired	(264)	19.99
Options outstanding, end of period	25,640	$17.84	6.6	$338,520
Options exercisable, end of period	12,104	$14.59	5.4	$199,149

The Company received $21.7 million, $12.0 million and $7.6 million related to the exercise of options under the 1998 Plan for the years ended October 31, 2006, 2005, and 2004, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2006, 2005 and 2004 was $44.5 million, $13.4 million and $8.5 million, respectively. The total fair value of options that vested during the year ended October 31, 2006 was $29.2 million.

The Company recorded compensation expense of $34.2 million, $27.2 million and $21.4 million for the years ended October 31, 2006, 2005 and 2004, respectively, relating to the 1998 Plan. As of October 31, 2006, there was $62.8 million of compensation expense related to nonvested share-based compensation arrangements granted under the 1998 Plan attributed to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3 years.

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

In the years ended October 31, 2006, 2005 and 2004, 40,209, 45,546 and 171,330 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $24.87, $21.96 and $17.51 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.0 million, $0.8 million and $1.6 million for the years ended October 31, 2006, 2005 and 2004, respectively, relating to shares issued in fiscal 2006 and prior years. As of October 31, 2006, there was $2.6 million of compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 3 years.

A summary of the Company’s restricted stock activity for the year ended October 31, 2006, is presented below:

For the Year Ended October 31, 2006
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	200	$18.52
Granted	40	24.87
Vested	(30)	18.18
Forfeited/Expired	—	—
Nonvested, end of period	210	$19.79

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through October 31, 2006, 7.1 million shares have been issued pursuant to this plan. The Company recorded associated compensation expense of $0.6 million, $0.6 million and $0.5 million for the years ended October 31, 2006, 2005 and 2004, respectively. The Company received $2.9 million related to shares issued under the Employee Stock Purchase Plan.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five business days subsequent to the end of the offering period. Through October 31, 2006, 3.0 million shares have been issued pursuant to this plan. The Company received $3.6 million related to shares issued under the Incentive Plan-Stock Alternative. In accordance with SFAS 123R, the Company recorded associated compensation expense of $0.5 million for the year ended October 31, 2006. The Company did not record any compensation cost related to this plan in prior periods as it was not subject to the provisions of SFAS No. 123.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan. The Plan is intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2006, options to purchase 1.3 million shares have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $1.9 million and $2.7 million at October 31, 2006 and 2005.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 14).

9.	Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a profit sharing retirement plan for the benefit of substantially all employees. The Company has contributed $9.9 million, $8.2 million and $7.2 million for the years ended October 31, 2006, 2005 and 2004, respectively, representing 15 percent of eligible employee compensation for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limitations. The Company then matches each participant’s contribution on a dollar-for-dollar basis up to a maximum of $1,040 per annum. The Company’s expense under the plan was $0.6 million, $0.5 million and $0.5 million for the years ended October 31, 2006, 2005 and 2004, respectively.

Supplemental Profit Sharing Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the profit sharing retirement plan. No employee may receive combined contributions in excess of $33,000 per annum related to the Profit Sharing Retirement Plan and the Supplemental Profit Sharing Plan. The Company’s expense under the supplemental plan for each of the years ended October 31, 2006, 2005 and 2004 was $77,000, $55,000 and $48,000, respectively.

10.	Common Stock

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

In fiscal 2006, the Company purchased approximately 4.1 million shares of its non-voting common stock under a previous share repurchase authorization and 1.7 million shares under the current share repurchase authorization. Approximately 6.3 million additional shares may be repurchased under the current authorization.

11.	Income Taxes

The provision for income taxes for the years ended October 31, 2006, 2005 and 2004 consists of the following:

(in thousands)	2006	2005	2004
Current:
Federal	$102,297	$94,330	$48,081
State	11,153	11,080	5,220
Deferred:
Federal	(10,228)	(12,976)	17,916
State	(977)	(1,563)	1,276
Total	$102,245	$90,871	$72,493

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2006	2005
Deferred tax assets:
Stock-based compensation	$26,584	$21,367
Capital loss carryforward	—	2,701
Deferred rent	838	666
Differences between book and tax bases of investments	1,993	2,098
Differences between book and tax bases of accruals	160	—
Other	483	1,088
Gross deferred tax asset	30,058	27,920
Valuation allowance	—	(216)
Total deferred tax asset	$30,058	$27,704
Deferred tax liabilities:
Deferred sales commissions	$(41,947)	$(44,022)
Accretion on zero-coupon exchangeable notes	—	(2,207)
Differences between book and tax bases of goodwill and intangibles	(6,371)	(7,865)
Differences between book and tax bases of property	—	(845)
Unrealized net holding gains on investments	(2,584)	(1,509)
Total deferred tax liability	$(50,902)	$(56,448)
Net deferred tax liability	$(20,844)	$(28,744)

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2006 and 2005 as follows:

(in thousands)	2006	2005
Net current deferred tax asset, included in other current assets	$1,676	$1,060
Net non-current deferred tax liability	(22,520)	(29,804)
Net deferred tax liability	$(20,844)	$(28,744)

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.5	2.9	2.1
Minority interest	(0.7)	(0.8)	(0.8)
Stock-based compensation	1.2	1.6	1.5
Other	0.9	0.2	(1.1)
Effective income tax rate	38.9%	38.9%	36.7%

The Company had recorded deferred income tax assets of $2.7 million and $0.3 million as of October 31, 2005, relating to $7.3 million in capital loss carryforwards and $6.6 million in state operating loss carryforwards, respectively. A $0.2 million valuation allowance was established against the $0.3 million deferred tax asset associated with the state operating loss carryforwards, reflecting management’s belief that not all of the state operating loss carryforwards would be recoverable. All capital loss carry-forwards were utilized and all remaining state operating loss carryforwards expired during the year ended October 31, 2006. Consequently there are no deferred tax assets related to capital loss carry-forwards or state operating losses as of October 31, 2006.

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $8.2 million, $3.5 million and $1.9 million for the years ended October 31, 2006, 2005 and 2004, respectively. Such benefit has been reflected as a component of shareholders’ equity.

12.	Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2006, 2005 and 2004 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount
2006
Unrealized gains on investments	$2,793	$(1,039)	$1,754
Foreign currency translation adjustments	99	(36)	63
Other comprehensive income/(loss)	$2,892	$(1,075)	$1,817
2005
Unrealized gains on investments	$1,201	$(441)	$760
Foreign currency translation adjustments	(71)	23	(48)
Other comprehensive income/(loss)	$1,130	$(418)	$712
2004
Unrealized gains on investments	$885	$(327)	$558
Foreign currency translation adjustments	82	(31)	51
Other comprehensive income/(loss)	$967	$(358)	$609

During the years ended October 31, 2006, 2005 and 2004, the Company reclassified gains of $4.1 million, $0.2 million and $0.4 million, respectively, from other comprehensive income to net income as gains and losses were realized upon the sale of available-for-sale securities.

Accumulated other comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income at October 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005
Unrealized gains on investments, net of tax	$4,275	$2,521
Foreign currency translation adjustments, net of tax	108	45
Total	$4,383	$2,566

13.	Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the years ended October 31, 2006, 2005 and 2004:

(in thousands, except per share data)	2006	2005	2004
Net income — basic	$159,377	$138,706	$121,962
Interest adjustment related to contingently convertible debt, net of tax	1,512	740	3,245
Net income — diluted	$160,889	$139,446	$125,207
Weighted average shares outstanding — basic	127,807	131,591	134,938
Incremental common shares from stock options and restricted stock awards	6,726	5,741	4,640
Incremental common shares related to contingently convertible debt	2,471	3,188	4,735
Weighted average shares outstanding — diluted	137,004	140,520	144,313
Earnings per share:
Basic	$1.25	$1.05	$0.90
Diluted	$1.17	$0.99	$0.87

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 140,000, 63,000 and 78,000 for the years ended October 31, 2006, 2005 and 2004, respectively.

14.	Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at October 31, 2006 and 2005:

	2006		2005
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments:
Debt securities	$—	$—	$10,199	$10,199
Investment in affiliate	20,669	20,669	117,659	117,659
Long-term investments:
Debt securities	761	761	—	—
Equity securities	12,775	12,775	—	—
Sponsored funds	36,483	36,483	31,066	31,066
Collateralized debt obligation entities	9,105	9,105	21,906	21,906
Investments in affiliates	13,006	13,006	7,875	7,875
Other investments	945	945	919	919
Total	$93,774	$93,774	$189,624	$189,624
Notes receivable from stock option exercises	$1,891	$1,891	$2,741	$2,741

Assumptions used in the determination of fair value have been described in Notes 4 and 8.

15.   Regulatory Requirements

Eaton Vance Distributors, Inc., a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, the subsidiary had net capital of $31.2 million, which exceeds its minimum net capital requirement of

$1.7 million at October 31, 2006. The ratio of aggregate indebtedness to net capital at October 31, 2006 was .81-to-1.

16.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company:

(dollar figures in thousands)	2006	2005	2004
Tax-Managed Growth Portfolio and related funds:
Investment adviser and administration fees, underwriting commissions, distribution plan payments, contingent deferred sales charges and service fees	$192,109	$190,461	$185,091
Percent of revenue	22.2%	25.3%	28.0%

17.	Comparative Quarterly Financial Information (Unaudited)

	2006
(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue(1)	$206,540	$211,796	$216,575	$227,283	$862,194
Operating income	$64,079	$60,617	$67,885	$72,385	$264,966
Net income	$39,131	$39,900	$41,819	$38,527	$159,377
Earnings per share:
Basic	$0.30	$0.31	$0.33	$0.30	$1.25
Diluted	$0.28	$0.29	$0.31	$0.29	$1.17

	2005
(in thousands, except per share figures)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$181,781	$182,504	$190,751	$198,139	$753,175
Operating income	$55,512	$54,786	$60,803	$61,506	$232,607
Net income	$32,719	$32,536	$35,756	$37,695	$138,706
Earnings per share:
Basic	$0.24	$0.25	$0.27	$0.29	$1.05
Diluted	$0.23	$0.23	$0.26	$0.27	$0.99

(1)	Certain amounts from prior quarters have been reclassified to conform to the current quarter presentation.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 12, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1, effective November 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” applying the modified retrospective method.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 12, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2006, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits to the SEC is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers or persons performing similar functions, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2006 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2006.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on management’s assessment of and the effective operation of internal control over financial reporting as of October 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Eaton Vance Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Eaton Vance Corp. and its subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2006 and our report dated January 12, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective November 1, 2005.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 12, 2007

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the name, age and positions of each of the Company’s directors and executive officers at October 31, 2006:

Name	Age	Position
James B. Hawkes	64	Chairman of the Board and Chief Executive Officer
Thomas E. Faust Jr.	48	Director, President and Chief Investment Officer
Ann E. Berman	54	Director
John G.L. Cabot	72	Director
Leo I. Higdon, Jr.	60	Director
Vincent M. O’Reilly	69	Director
Dorothy E. Puhy	54	Director
Winthrop H. Smith, Jr.	57	Director
Duncan W. Richardson	49	Executive Vice President and Chief Equity Investment Officer
Jeffrey P. Beale	50	Vice President and Chief Administrative Officer
Alan R. Dynner	66	Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton	40	Vice President and Chief Accounting Officer
William M. Steul	64	Vice President, Treasurer and Chief Financial Officer
Wharton P. Whitaker	61	Vice President and Chief Sales and Marketing Officer

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

Mr. Hawkes was elected Chief Executive Officer in October 1996 and Chairman of the Board in October 1997. He was President of the Company from October 1996 to January 2006, Executive Vice President of the Company from January 1990 to October 1996 and a Vice President of the Company from June 1975 to January 1990. He has been a Director since January 1982. Mr. Hawkes serves as Chairman of the Executive Committee and Management Committee established by the Company’s Board of Directors. Mr. Hawkes is an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Mr. Faust was elected President of the Company in January 2006 and has been Chief Investment Officer since November 2001. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of the Company from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

Ms. Berman has served as a Director of the Company since January 2006. She serves as a member of the Audit and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman is a Senior Advisor at Harvard University and served as Harvard’s Vice President for Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman is also a director of Loews Corporation.

Mr. Cabot has served as a Director of the Company since March 1989. He is the Lead Director and serves as a member of the Nominating and Governance Committee, Audit and Compensation Committees established by the Company’s Board of Directors. Mr. Cabot is also a director of Cabot Corporation and Cabot Oil and Gas Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance Committee established by the Company’s Board of Directors. Mr. Higdon has served as the President of Connecticut College since June 2006. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon is also a director of Chemtura Corp., HealthSouth Corp. and Newmont Mining.

Mr. O’Reilly has served as a Director of the Company since April 1998. He is Chairman of the Audit Committee and serves as a member of the Executive and Nominating and Governance Committees established by the Company’s Board of Directors. Mr. O’Reilly is a faculty member at the Carroll Graduate School of Management at Boston College. He was formerly a partner of Coopers and Lybrand. Mr. O’Reilly is also a director of Teradyne, Inc.

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy is the Executive Vice President and Chief Financial Officer of Dana-Faber Cancer Institute, Inc. Ms. Puhy is also a director of Abiomed, Inc..

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Nominating and Governance Committee and serves as a member of the Audit and Compensation Committees established by the Company’s Board of Directors. Mr. Smith is a director of AGF Management Ltd. He was formerly an executive vice president of Merrill Lynch & Co.

Mr. Richardson has been an Executive Vice President of the Company since January 2006 and Chief Equity Investment Officer since November 2001. He was a Senior Vice President of the Company from October 2000 to January 2006 and a Vice President of the Company from January 1990 to October 2000. Mr. Richardson serves as a member of the Management Committee established by the Company’s Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission and the New York Stock Exchange. These persons and entities are required by Securities and Exchange Commission (“SEC”) regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2006.

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

The governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. The governance guidelines were adopted by the Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the New York Stock Exchange (“NYSE”) listing standards and make other enhancements to the Company’s corporate governance policies, including creating the role of lead independent Director. John G.L. Cabot serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of the non-management Directors, coordinating with the Chairman to set the agenda for Board meetings, chairing meetings of the non-management Directors, and leading the Board’s performance evaluation of the chief executive officer. The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The governance guidelines, as well as the charter for each committee of the Board, are available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

The Audit Committee of the Board of Directors consists of Ann E. Berman, John G.L. Cabot, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. O’Reilly serves as Chairman. Each member of the Audit Committee is independent as defined under the rules of the NYSE and the SEC. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

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

The Compensation Committee of the Board of Directors consists of John G.L. Cabot, Leo I. Higdon, Jr., Dorothy E. Puhy and Winthrop H. Smith, Jr. Mr. Higdon serves as Chairman. Each member of the Compensation Committee is independent as defined under the rules of the NYSE and the SEC.

Nominating and Governance Committee

The principal function of the Nominating and Governance Committee is to assist the Board of Directors in its responsibilities relating to board membership. The primary responsibilities of the Nominating and Governance Committee are to (1) identify and recommend qualified individuals to become Directors of the Company; (2) review with the Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees; (4) develop and recommend to the Board the corporate governance principles applicable to the Company; and (5) lead the Board of Directors in its annual review of its performance and the annual evaluation of the Company’s management. The specific responsibilities and functions of the Nominating and Governance Committee are described in the Nominating and Governance Committee Charter. The charter is available on the Company’s web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Nominating and Governance Committee of the Board of Directors consists of Ann E. Berman , John G.L. Cabot, Leo I. Higdon, Jr., Dorothy E. Puhy, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. Smith serves as Chairman. Each member of the Nominating and Governance Committee is independent as defined under the rules of the NYSE and the SEC.

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

					Long Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation (1)	Restricted Stock Award	Securities Underlying Options	All Other Compen- sation (2)
		($)	($)	($)	($)	(#)	($)
James B. Hawkes	2006	655,595	6,187,000	41,001	—	277,000	34,040
Chief Executive Officer	2005	636,500	4,950,000	4,667	—	341,600	32,540
	2004	615,000	4,500,000	6,108	—	403,200	31,830
Thomas E. Faust Jr.	2006	437,235	4,500,000	56,629	—	221,600	34,040
President and Chief	2005	424,500	3,850,000	47,435	—	273,200	32,540
Investment Officer	2004	410,000	3,500,000	44,977	—	322,600	31,830
Duncan W. Richardson	2006	340,000	3,200,000	6,629	—	210,500	34,040
Executive Vice President and	2005	330,000	2,750,000	4,667	—	259,600	32,540
Chief Equity Investment Officer	2004	307,500	2,500,000	6,108	—	273,000	31,830
Alan R. Dynner	2006	305,910	1,250,000	6,629	—	58,200	34,040
Vice President and	2005	297,000	1,100,000	4,667	—	68,400	32,540
Chief Legal Officer	2004	287,000	1,000,000	6,108	—	80,600	31,830
Wharton P. Whitaker	2006	287,370	2,208,333	6,629	—	58,200	34,040
Vice President and Chief	2005	279,000	2,059,482	4,667	—	64,800	32,540
Sales and Marketing Officer	2004	269,575	1,928,056	6,108	—	71,600	31,830

(1)	The amounts appearing under “Other Annual Compensation” represent the discount on the purchase of the Company’s stock under the Company’s Employee Stock Purchase Plan and Incentive Plan — Stock Alternative.

(2)	The amounts appearing under “All Other Compensation” represent contributions by the Company to the Company’s profit sharing plan and 401(k) Plans.

Option Grants in Last Fiscal Year

The following table summarizes stock option grants during 2006 to the named executive officers:

	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name					5% ($)	10% ($)
James B. Hawkes	277,000	6.2%	$24.87	11/1/2015	4,332,449	10,979,276
Thomas E. Faust Jr.	221,600	4.9%	$24.87	11/1/2015	3,465,959	8,783,421
Duncan W. Richardson	210,500	4.7%	$24.87	11/1/2015	3,292,348	8,343,457
Alan R. Dynner	58,200	1.3%	$24.87	11/1/2015	910,283	2,306,837
Wharton P. Whitaker	58,200	1.3%	$24.87	11/1/2015	910,283	2,306,837

(1)	Amounts calculated using 5 percent and 10 percent assumed annual rates of stock price appreciation represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. Actual gains, if any, on stock option exercises will depend on the future performance of the Company’s stock and the dates on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table summarizes stock options exercised during 2006 and stock options held as of October 31, 2006 by the named executive officers.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (1)
Name	(#)	($)	Exercisable (#)	Un- exercisable (#)	Exercisable ($)	Un- exercisable ($)
James B. Hawkes	269,554	5,932,810	1,236,074	1,018,600	21,292,308	11,193,285
Thomas E. Faust Jr.	149,554	3,723,549	937,594	814,880	15,918,763	8,951,033
Duncan W. Richardson	100,000	2,248,985	802,680	745,020	13,457,214	8,101,051
Alan R. Dynner	86,974	1,800,854	253,354	206,520	4,467,328	2,249,529
Wharton P. Whitaker	6,974	82,931	165,034	198,240	2,658,782	2,140,304

(1)	Based on the fair market value of the Company’s Non-Voting Common stock on October 31, 2006 ($31.04) as reported on the New York Stock Exchange, less the option exercise price.

Compensation of Directors

Directors not otherwise employed by the Company receive a base retainer of $47,500 per year, $2,500 per Directors’ meeting, $1,500 per committee meeting, and $1,100 per teleconference. The Lead Director receives an additional annual retainer of $25,000. Directors serving as Chairmen of the Audit, Compensation and Nominating and Governance Committees receive additional annual retainers of $20,000, $5,000 and $5,000, respectively. Audit Committee members receive an additional annual retainer of $5,000. During the fiscal year ended October 31, 2006, Ann E. Berman, John G.L. Cabot, Leo Higdon, Vincent M. O’Reilly, Dorothy E. Puhy, and Winthrop H. Smith, Jr. received $74,400, $103,100, $69,500, $97,700, $44,625, and $88,600, respectively. In addition, John G.L. Cabot, Leo Higdon, Vincent M. O’Reilly, Dorothy E. Puhy, and Winthrop H. Smith, Jr. were each granted options for 8,200 shares and Ann E. Berman was granted 8,500 shares under the automatic provisions of the 1998 Stock Option Plan applicable to independent Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(A) Common Stock

All outstanding shares of the Company’s Voting Common Stock, $0.00390625 par value (which is the only class of the Company’s stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were (as of October 31, 2006) Jeffery P. Beale, Cynthia J. Clemson, Alan R. Dynner, Thomas E. Faust Jr., James B. Hawkes, Michael R. Mach, Robert B. MacIntosh, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, G. West Saltonstall, Judith A. Saryan, William M. Steul, Payson F. Swaffield, Michael W. Weilheimer and Wharton P. Whitaker, The Voting Trust has a term that expires on October 31, 2010. The Voting Trustees have 309,760 unrestricted shares of Voting Common Stock. Inasmuch as the sixteen Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets or for any change in the capital structure or powers of the Company or in connection with a merger, consolidation, reorganization or dissolution of the Company or the termination of the Voting Trust or the addition of a Voting Trustee or of the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2006, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 309,760 shares of the Voting Common Stock then outstanding:

Title of Class	Name	Number of Shares of Voting Common Stock Covered by Receipts	Percentage of Class
Voting Common Stock	James B. Hawkes	74,240	23.98%
Voting Common Stock	Thomas E. Faust Jr.	55,812	18.02%
Voting Common Stock	Alan R. Dynner	37,116	11.98%
Voting Common Stock	William M. Steul	37,116	11.98%
Voting Common Stock	Wharton P. Whitaker	37,116	11.98%
Voting Common Stock	Duncan W. Richardson	15,492	5.00%
Voting Common Stock	Jeffrey P. Beale	9,344	3.02%
Voting Common Stock	Scott H. Page	9,344	3.02%
Voting Common Stock	Payson F. Swaffield	9,344	3.02%
Voting Common Stock	Michael W. Weilheimer	9,344	3.02%
Voting Common Stock	Cynthia J. Clemson	2,582	0.83%
Voting Common Stock	Michael R. Mach	2,582	0.83%
Voting Common Stock	Robert B. MacIntosh	2,582	0.83%
Voting Common Stock	Thomas M. Metzold	2,582	0.83%
Voting Common Stock	G. West Saltonstall	2,582	0.83%
Voting Common Stock	Judith A. Saryan	2,582	0.83%

Messrs. Hawkes and Faust are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Dynner, Richardson, Steul and Whitaker are all officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson and Ms. Saryan and Messrs. Page, Swaffield, Weilheimer, Mach, MacIntosh, Metzold and Saltonstall are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) Non-Voting Common Stock

The Articles of Incorporation of the Company provide that its Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2006, the officers and Directors of the Company, as a group, beneficially owned 15,740,235 shares of such Non-Voting Common Stock (including, as noted, unexercised options to purchase such stock and any shares held in the trust of the Stock Option Income Deferral Plan) or 11.9% percent of the 126,125,717 shares then outstanding plus 5,362,050 shares subject to options exercisable within 60 days and 1,322,887 held in the trust of the Stock Option Income Deferral Plan based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of the Company’s Non-Voting Common Stock (including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2006 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)		Percentage of Class (b)
Non-Voting Common Stock	James B. Hawkes	6,625,511	(c)(d)(f)	5.15%
Non-Voting Common Stock	Thomas E. Faust Jr.	2,977,445	(c)(f)	2.33%
Non-Voting Common Stock	Wharton P. Whitaker	1,630,319	(c)(f)	1.29%
Non-Voting Common Stock	Duncan W. Richardson	1,501,438	(c)	1.18%
Non-Voting Common Stock	Alan R. Dynner	760,697	(c)	0.60%
Non-Voting Common Stock	John G.L. Cabot	480,214	(c)(e)	0.38%
Non-Voting Common Stock	Leo I. Higdon	58,126	(c)	0.05%
Non-Voting Common Stock	Vincent M. O’Reilly	50,896	(c)	0.04%
Non-Voting Common Stock	Winthrop H. Smith, Jr.	14,050	(c)	0.01%
Non-Voting Common Stock	Dorothy E. Puhy	8,200	(c)	0.01%
Non-Voting Common Stock	Ann E. Berman	1,000	(c)	0.00%

(a)	Based solely upon information furnished by the individuals.

(b)	Based on 126,125,717 outstanding shares plus options exercisable within 60 days of 1,560,654 for Mr. Hawkes, 1,197,274 for Mr. Faust, 227,694 for Mr. Whitaker, 1,036,770 for Mr. Richardson, 318,534 for Mr. Dynner, 42,894 for Mr. Cabot, 54,094 for Mr. Higdon, 48,422 for Mr. O’Reilly, 14,050 for Mr. Smith and 8,200 for Ms. Puhy.

(c)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

(d)	Includes 195,440 shares owned by Mr. Hawkes’ spouse and 124,760 shares held by Mr. Hawkes’ daughter.

(e)	Includes 64,000 shares held in a family limited partnership.

(f)	Includes shares held in the trust of the Stock Option Income Deferral Plan of 949,222 shares for Mr. Hawkes, 223,080 shares for Mr. Faust, and 64,789 shares for Mr. Whitaker.

Item 13.    Certain Relationships and Related Transactions

(C) Indebtedness of Management

The Company has established an Employee Loan Program under which a maximum of $10 million is available to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of stock options for shares of the Company’s Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.7 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. The Company ceased making new loans under a previous loan program to executive officers and Directors in conformity with a federal law effective October 30, 2002. Loans outstanding under this program amounted to $1.9 million at October 31, 2006.

The following table sets forth the executive officers and Directors of the Company who were indebted to the Company under the foregoing loan program at any time since November 1, 2005, in an aggregate amount in excess of $60,000:

	Largest Amount of Loans Outstanding Since 11/1/2005	Loans Outstanding as of 10/31/06	Rate of Interest Charged on Loans as of 10/31/2006
Alan R. Dynner	$449,879	$399,892	4.96%–4.98%	(1)
James B. Hawkes	$203,931	$75,745	6.32%–6.47%	(2)
Jeffrey P. Beale	$77,414	$68,813	4.30%

(1)	4.96% interest payable on $319,952 principal amount and 4.98% interest payable on $79,940 principal amount.

(2)	6.47% interest payable on $34,960 principal amount and 6.32% interest payable on $40,785 principal amount.

Item 14.    Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements for the years ended October 31, 2006 and 2005 and fees billed for other services rendered by Deloitte and Touche LLP during those periods.

Year Ended October 31,	2006	2005
Audit fees	$1,168,340	$1,294,500
Audit related(1)	—	46,500
Tax fees (2)	26,632	32,824
All other fees (3)	122,815	288,725
Total	$1,317,787	$1,662,549

(1)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to internal control procedures performed to assess the Company’s internal control framework.

(2)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)	All other fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company’s benefit plans, due diligence related to acquisitions and agreed-upon procedures.

The Audit Committee reviews all audit, audit-related, tax and all other fees at least annually. The Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2006 and 2005. The Audit Committee has concluded that the provision of the audit-related and tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 82 through 86 and is incorporated herein by reference.

(B) Reports on Form 8-K

The Company filed a Form 8-K on August 18, 2006, regarding the Company’s press release announcing completion of the redemption of its Liquid Yield Option Notes due in 2031.

The Company filed a Form 8-K with the SEC on August 23, 2006, regarding the Company’s press release concerning its results of operations for the quarter ended July 31, 2006.

The Company filed an 8-K on October 12, 2006 regarding the Company’s press release concerning its assets under management.

The Company filed a Form 8-K on October 30, 2006 regarding its adoption and approval of amendments to the 1998 Stock Option Plan and to the 1986 Employee Stock Purchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/James B. Hawkes
James B. Hawkes Chairman, Director and Chief Executive Officer
January 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ James B. Hawkes James B. Hawkes	Chairman, Director and Principal Executive Officer	January 12, 2007

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	President	January 12, 2007

/s/ William M. Steul William M. Steul	Chief Financial Officer	January 12, 2007

/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	January 12, 2007

/s/ Ann E. Berman Ann E. Berman	Director	January 12, 2007

/s/ John G.L. Cabot John G.L. Cabot	Director	January 12, 2007

/s/ Leo I. Higdon Leo I. Higdon	Director	January 12, 2007

/s/ Vincent M. O’Reilly Vincent M. O’Reilly	Director	January 12, 2007

/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	January 12, 2007

/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	January 12, 2007

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

10.4
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

10.9
Copy of 1986 Employee Stock Purchase Plan — Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.10
Copy of 1992 Incentive Plan — Stock Alternative — Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.11
Copy of 1998 Stock Option Plan — Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
10.12
Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.13
Copy of 1998 Stock Option Plan — Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.14
Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.15
Copy of 1998 Stock Option Plan — Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.16
Copy of 1986 Employee Stock Purchase Plan — Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.17
Copy of 1992 Incentive Plan — Stock Alternative — Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.18
Copy of 1999 Restricted Stock Plan — Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.19	Copy of 1998 Stock Option Plan — Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 (filed herewith).

10.20	Copy of 1986 Employee Stock Purchase Plan — Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 (filed herewith).

21.1	List of the Company’s Subsidiaries as of October 31, 2006 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).