Form 10-Q
period 2006-10-31
EATON VANCE CORP
filed 2007-03-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934 For the transition period from ________________ to ______________

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Shares outstanding as of January 31, 2007:
          Voting Common Stock — 309,760 shares
          Non-Voting Common Stock — 126,069,085 shares

Eaton Vance Corp.

Form 10-Q
For the Three Months Ended January 31, 2007
Index

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2007	October 31, 2006
Assets

Current Assets:
Cash and cash equivalents	$132,535	$206,705
Short-term investments	18,477	20,669
Investment adviser fees and other receivables	103,851	94,669
Other current assets	8,610	7,324
Total current assets	263,473	329,367

Other Assets:
Deferred sales commissions	110,415	112,314
Goodwill	96,837	96,837
Other intangible assets, net	33,908	34,549
Long-term investments	77,411	73,075
Equipment and leasehold improvements, net	21,640	21,495
Other assets	549	558
Total other assets	340,760	338,828
Total assets	$604,233	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2007	October 31, 2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accrued compensation	$29,454	$80,975
Accounts payable and accrued expenses	30,876	33,660
Dividend payable	15,169	15,187
Other current liabilities	11,703	9,823
Total current liabilities	87,202	139,645

Long-term Liabilities:
Deferred income taxes	21,290	22,520
Total long-term liabilities	21,290	22,520
Total liabilities	108,492	162,165
Minority interest	9,958	9,545
Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 309,760 shares	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 126,069,085 and 126,125,717 shares, respectively	492	493
Notes receivable from stock option exercises	(2,667)	(1,891)
Accumulated other comprehensive income	5,762	4,383
Retained earnings	482,195	493,499
Total shareholders’ equity	485,783	496,485
Total liabilities and shareholders’ equity	$604,233	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2007	2006
Revenue:
Investment adviser and administration fees	$169,397	$142,069
Distribution and underwriter fees	36,578	35,367
Service fees	35,346	28,657
Other revenue	1,855	447
Total revenue	243,176	206,540

Expenses:
Compensation of officers and employees	77,982	61,448
Amortization of deferred sales commissions	13,419	13,741
Service fee expense	27,218	22,862
Distribution expense	99,510	26,315
Fund expenses	4,219	3,860
Other expenses	18,831	14,235
Total expenses	241,179	142,461
Operating income	1,997	64,079

Other Income (Expense):
Interest income	2,277	1,721
Interest expense	(27)	(365)
Gain on investments	708	662
Foreign currency loss	(72)	(56)
Impairment loss on investments	—	(592)
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	4,883	65,449
Income taxes	(1,873)	(25,144)
Minority interest	(1,456)	(1,548)
Equity in net income of affiliates, net of tax	1,005	1,000
Net income before cumulative effect of change in accounting principle	2,559	39,757
Cumulative effect of change in accounting principle, net of tax	—	(626)
Net income	$2,559	$39,131

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended January 31,
(in thousands, except per share figures)	2007	2006
Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.02	$0.31
Diluted	$0.02	$0.29

Earnings Per Share:
Basic	$0.02	$0.30
Diluted	$0.02	$0.28

Weighted Average Shares Outstanding:
Basic	126,255	129,270
Diluted	134,339	139,346

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2007	2006
Cash and cash equivalents, beginning of period	$206,705	$146,389

Cash Flows from Operating Activities:
Net income	2,559	39,131
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,223	12,521
Depreciation and other amortization	2,476	1,462
Amortization of deferred sales commissions	13,414	13,740
Payment of capitalized sales commissions	(14,482)	(10,218)
Contingent deferred sales charges received	2,981	3,883
Deferred income taxes	(2,084)	(3,546)
Interest on long-term debt and amortization of debt issuance costs	21	318
Gain on investments	(1,190)	(661)
Impairment loss on long-term investments	—	592
Minority interest	1,456	1,548
Equity in net income of affiliates	(1,535)	(1,576)
Dividends received from affiliates	134	1,734
Cumulative effect of change in accounting principle, net of tax	—	626
Proceeds from the sale of trading investments	30,935	275
Purchase of trading investments	(28,548)	(94)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(9,181)	(4,111)
Other current assets	(1,273)	3,737
Other assets	2,552	6,324
Accrued compensation	(51,522)	(38,445)
Accounts payable and accrued expenses	(2,800)	(1,434)
Other current liabilities	1,878	(7,155)
Net cash provided by (used for) operating activities	(39,986)	18,651

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,974)	(1,725)
Purchase of management contracts	—	(1,230)
Proceeds from sale of available-for-sale investments	2,180	906
Purchase of available-for-sale investments	(4,499)	(2,213)
Net cash used for investing activities	(4,293)	(4,262)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2007	2006
Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	1,719	926
Distributions to minority shareholders	(1,038)	(1,763)
Proceeds from issuance of non-voting common stock	13,974	11,539
Repurchase of non-voting common stock	(29,637)	(33,504)
Principal repayments on notes receivable from stock option exercises	248	317
Dividend paid	(15,186)	(12,958)
Net cash used for financing activities	(29,920)	(35,443)
Effect of currency rate changes on cash and cash equivalents	29	14
Net decrease in cash and cash equivalents	(74,170)	(21,040)
Cash and cash equivalents, end of period	$132,535	$125,349

Supplemental Cash Flow Information:
Interest paid	$5	$46
Income taxes paid	$602	$30,889

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$1,024	$185

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

(2) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

(3) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three months ended January 31, 2007 and 2006:

	For the Three Months Ended January 31,
(in thousands, except per share data)	2007	2006
Net income — basic	$2,559	$39,131
Interest adjustment related to contingently convertible debt, net of tax	—	183
Net income — diluted	$2,559	$39,314
Weighted-average shares outstanding — basic	126,255	129,270
Incremental common shares from stock options and restricted stock awards	8,084	6,888
Incremental common shares related to contingently convertible debt	—	3,188
Weighted-average shares outstanding — diluted	134,339	139,346
Earnings per share:
Basic	$0.02	$0.30
Diluted	$0.02	$0.28

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 25,400 and 74,700 for the three months ended January 31, 2007 and 2006, respectively.

(4) Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2007:

January 31, 2007 (dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	13.7	$55,245	$23,292

Non-amortizing intangible assets:
Mutual fund management contract acquired	—	1,955	—
Total		$57,200	$23,292

(5) Investments

The following is a summary of investments at January 31, 2007:

(in thousands)	January 31, 2007
Short-term investment:
Sponsored fund	$18,477
Total	$18,477
Long-term investments:
Debt securities	$658
Equity securities	14,205
Sponsored funds	40,385
Collateralized debt obligation entities	6,543
Investments in affiliates	14,675
Other investments	945
Total	$77,411

(6) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $14.2 million and $12.5 million for the quarters ended January 31, 2007 and 2006, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $4.1 million and $3.5 million for quarters ended January 31, 2007 and 2006, respectively.

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

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 1998 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 40.0 million shares have been reserved for issuance under the 1998 Plan. Through January 31, 2007, options to purchase 37.6 million shares have been issued pursuant to the 1998 Plan.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 with a combined age and years of service equal to at least 75 years or with the Company’s consent. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense recognition on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period.

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

The weighted average fair values of options granted during the three months ended January 31, 2007 and 2006 using the Black-Scholes option pricing model were as follows:

	January 31, 2007	January 31, 2006
Weighted average grant date fair value of options granted	$9.51	$8.34

Assumptions:
Dividend yield	1.40% to 1.55%	1.40% to 1.61%
Volatility	26% to 27%	29% to 30%
Risk-free interest rate	4.6% to 4.8%	4.5%
Expected life of options	6.8 years	6.8 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Three Months Ended January 31, 2007
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	25,629	$17.83
Granted	4,440	30.13
Exercised	(689)	15.20
Forfeited/Expired	(102)	22.96
Options outstanding, end of period	29,278	$19.74	6.82	$426,219
Options exercisable, end of period	15,242	$15.54	5.44	$285,973
Vested or expected to vest at January 31, 2007	28,716	$19.65	6.79	$420,609

The Company received $10.5 million and $11.7 million related to the exercise of options under the 1998 Plan for the quarters ended January 31, 2007 and 2006. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the quarters ended January 31, 2007 and 2006 was $11.9 million and $11.7 million, respectively. The total fair value of options that vested during the quarter ended January 31, 2007 was $25.4 million.

The Company recorded compensation expense of $13.3 million and $11.6 million for the quarters ended January 31, 2007 and 2006, respectively, relating to the 1998 Plan. As of January 31, 2007, there was $88.7 million of compensation expense related to nonvested share-based compensation arrangements granted under the 1998 Plan attributed to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

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

In the quarter ended January 31, 2006, 40,209 shares were issued pursuant to the plan at a weighted average grant date fair value of $24.87 per share. No shares were issued pursuant to this plan for the quarter ended January 31, 2007. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.2 million in each of the fiscal quarters ended January 31, 2007 and 2006, relating to shares issued in prior years. As of January 31, 2007, there was $2.4 million of compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of the Company’s restricted stock activity for the quarter ended January 31, 2007, is presented below:

For the Three Months Ended January 31, 2007
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	210	$19.79
Granted	—	—
Vested	45	18.57
Forfeited/Expired	—	—
Nonvested, end of period	165	$19.39

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through January 31, 2007, 7.2 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.4 million and $0.3 million for the quarters ended January 31, 2007 and 2006, respectively. The Company received $1.6 million related to shares issued under the Employee Stock Purchase Plan in the first quarter of fiscal 2007.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five days subsequent to the end of the offering period. Through January 31, 2007, 3.1 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.3 million and $0.4 million for the quarters ended January 31, 2007 and 2006, respectively. The Company received $2.9 million related to shares issued under the Incentive Plan-Stock Alternative in the first quarter of fiscal 2007.

(7) Common Stock Repurchases

The Company’s share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In the first three months of fiscal 2007, the Company purchased approximately 0.9 million shares of its non-voting common stock under this share repurchase authorization. Approximately 5.4 million additional shares may be repurchased under the current authorization.

(8) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $32.0 million, which exceeded its minimum net capital requirement of $1.4 million at January 31, 2007. The ratio of aggregate indebtedness to net capital at January 31, 2007 was .67 to 1.

(9) Income Taxes

The provision for income taxes for the three months ended January 31, 2007 and 2006 consists of the following:

	For the Three Months Ended January 31,
(in thousands)	2007	2006
Current:
Federal	$3,299	$26,047
State	658	2,643
Deferred:
Federal	(1,807)	(3,358)
State	(277)	(188)
Total	$1,873	$25,144

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	January 31, 2007	October 31, 2006
Deferred tax assets:
Stock-based compensation	$29,498	$26,584
Deferred rent	851	838
Differences between book and tax bases of investments	1,060	1,993
Differences between book and tax bases of property	403	160
Other	419	483
Total deferred tax asset	$32,231	$30,058

Deferred tax liabilities:
Deferred sales commissions	$(41,398)	$(41,947)
Differences between book and tax bases of goodwill and intangibles	(7,009)	(6,371)
Unrealized net holding gains on investments	(3,427)	(2,584)
Total deferred tax liability	$(51,834)	$(50,902)
Net deferred tax liability	$(19,603)	$(20,844)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at January 31, 2007 and October 31, 2006 are as follows:

(in thousands)	January 31, 2007	October 31, 2006
Net current deferred tax asset, included in other current assets	$1,687	$1,676
Net non-current deferred tax liability	(21,290)	(22,520)
Net deferred tax liability	$(19,603)	$(20,844)

The exercise of stock options resulted in a reduction of taxes payable of approximately $1.7 million and $0.9 million for the three months ended January 31, 2007 and 2006, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) was 38 percent for both the first quarter of 2007 and 2006. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(10) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended January 31, 2007 and 2006 are as follows:

	For the Three Months Ended January 31,
(in thousands)	2007	2006
Net income	$2,559	$39,131
Net unrealized gains on available-for-sale securities, net of income taxes of $827 and $753, respectively	1,356	1,267
Foreign currency translation adjustments, net of income taxes of $17 and $4, respectively	23	7
Comprehensive income	$3,938	$40,405

(11) Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors and certain of its officers and employees in accordance with the Company’s articles and bylaws. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $5.6 million of the total $15.0 million of committed capital at January 31, 2007.

(12) Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to have been correct or that we will take any actions that may presently be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of this form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

General

The Company’s principal business is managing investment funds and separate accounts for retail investors and providing investment management and counseling services to high-net-worth individuals and institutions. The Company’s long-term strategy is to develop value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, the Company has developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

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

The Company’s principal marketing strategy is to distribute its retail products (including funds and retail managed accounts) primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. Eaton Vance supports these distribution partners with a team of more than 150 regional and Boston-based sales professionals serving the needs of the Company’s partners and clients across the United States, Latin America and Europe. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing the Company’s privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

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

Assets Under Management

Assets under management of $135.5 billion on January 31, 2007 were 20 percent higher than the $113.3 billion reported a year earlier. Long-term fund net inflows contributed $13.7 billion to growth in assets under management over the last twelve months, including $10.6 billion of open-end and private fund net inflows and $3.1 billion of closed-end fund net inflows. Separate account net outflows totaled $0.1 billion, reflecting $1.7 billion of retail managed account net inflows offset by $1.8 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $8.1 billion and an increase in money market assets added $0.5 billion to assets under management.

Ending Assets Under Management by Investment Objective(1)

	January 31,
(in billions)	2007	2006	% Change
Equity assets	$84.1	$70.3	20%
Fixed income assets	30.0	23.9	26%
Floating-rate bank loan assets	21.4	19.1	12%
Total	$135.5	$113.3	20%

(1)  Includes funds and separate accounts.

Equity assets represented 62 percent of total assets under management on both January 31, 2007 and 2006. Assets in equity funds managed for after-tax returns totaled $44.1 billion and $36.5 billion on January 31, 2007 and 2006, respectively. Fixed income assets, including money market funds, represented 22 percent of total assets under management on January 31, 2007, compared to 21 percent on January 31, 2006. Fixed income assets included $15.8 billion and $12.1 billion of tax-exempt municipal bond funds and $1.3 billion and $0.8 billion of money market fund assets on January 31, 2007 and 2006, respectively. Floating-rate bank loan assets represented 16 percent of total assets under management on January 31, 2007, compared to 17 percent on January 31, 2006.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended January 31,
(in billions)	2007	2006	% Change
Long-term funds:
Closed-end funds	$2.8	$0.1	NM (2)
Open-end funds	2.2	0.7	214%
Private funds	0.9	(0.5)	NM
Total long-term fund net inflows (outflows)	5.9	0.3	NM
Institutional/HNW(1) accounts	(0.5)	(0.9)	NM
Retail managed accounts	0.6	0.3	100%
Total separate account net inflows (outflows)	0.1	(0.6)	NM
Total net inflows (outflows)	$6.0	$(0.3)	NM

(1) High-net-worth (“HNW”)
(2) Not meaningful (“NM”)

Long-term fund net inflows totaled $5.9 billion in the first quarter of fiscal 2007 compared to $0.3 billion in the first quarter of fiscal 2006. Closed-end fund offerings contributed significantly to net inflows in the first quarter of fiscal 2007, with $2.8 billion in closed-end fund assets added compared to $0.1 billion added in the first quarter of fiscal 2006. Open-end fund net inflows of $2.2 billion and $0.7 billion in the first three months of fiscal 2007 and 2006, respectively, reflect gross inflows of $4.9 billion and $3.0 billion, respectively, an increase of 63 percent year over year. Open-end fund redemptions totaled $2.7 billion and $2.3 billion for the first quarter of fiscal 2007 and 2006, respectively, an increase of 17 percent year over year. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, contributed net inflows of $0.9 billion in the first quarter of fiscal 2007 compared to net outflows of $0.5 billion in the first quarter of fiscal 2006.

The Company experienced net inflows of separate account assets of $0.1 billion in the first quarter of fiscal 2007, compared to net outflows of $0.6 billion in the first quarter of fiscal 2006. Retail managed account net inflows totaled $0.6 billion in the first quarter of fiscal 2007, compared to $0.3 billion in the first quarter of fiscal 2006. Retail managed account net inflows in fiscal 2007 reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products and Eaton Vance Management’s (“EVM’s”) large cap value and municipal bond products. Institutional and high-net-worth net outflows totaled $0.5 billion in the first quarter of fiscal 2007 compared to net outflows of $0.9 billion in the first quarter of fiscal 2006. Institutional and high-net-worth account net outflows in the first quarter of fiscal 2007 reflect withdrawals of assets by a bank loan institutional account and withdrawals by certain Atlanta Capital institutional clients.

Money market fund assets, which are not included in long-term fund net flows because of their short-term nature, increased to $1.3 billion on January 31, 2007 from $0.8 billion on January 31, 2006. The increase in money market fund assets in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 can be primarily attributed to the introduction of a cash collateral fund managed by the Company in the second quarter of fiscal 2006. The cash collateral fund was introduced in conjunction with a securities lending program in which certain of the Company’s sponsored funds participate.

The following table summarizes the asset flows by investment objective for the three-month periods ended January 31, 2007 and 2006:

Asset Flows

	For the Three Months Ended January 31,
(in billions)	2007	2006	% Change
Equity fund assets — beginning	$53.2	$45.2	18%
Sales/inflows	6.0	1.6	275%
Redemptions/outflows	(1.7)	(1.4)	21%
Exchanges	—	—	—
Market value change	1.8	2.7	–33%
Equity fund assets — ending	59.3	48.1	23%

Fixed income fund assets — beginning	21.5	18.2	18%
Sales/inflows	1.9	0.9	111%
Redemptions/outflows	(0.5)	(0.6)	–17%
Exchanges	—	—	—
Market value change	—	0.1	NM
Fixed income fund assets — ending	22.9	18.6	23%

Floating-rate bank loan fund assets — beginning	20.0	16.8	19%
Sales/inflows	1.7	1.2	42%
Redemptions/outflows	(1.5)	(1.4)	7%
Exchanges	—	—	—
Market value change	0.1	0.2	–50%
Floating-rate bank loan fund assets — ending	20.3	16.8	21%

Total long-term fund assets — beginning	94.7	80.2	18%
Sales/inflows	9.6	3.7	159%
Redemptions/outflows	(3.7)	(3.4)	9%
Exchanges	—	—	—
Market value change	1.9	3.0	–37%
Total long-term fund assets — ending	102.5	83.5	23%

Separate accounts — beginning	30.5	27.6	11%
Inflows — HNW and institutional	0.6	0.7	–14%
Outflows — HNW and institutional	(1.2)	(1.6)	–25%
Inflows — retail managed accounts	1.1	0.7	57%
Outflows — retail managed accounts	(0.5)	(0.4)	25%
Market value change	1.2	1.6	–25%
Assets acquired	—	0.4	NM
Separate accounts — ending	31.7	29.0	9%

Money market fund assets — ending	1.3	0.8	63%
Assets under management — ending	$135.5	$113.3	20%

Ending Assets Under Management by Asset Class

	January 31,
(in billions)	2007	2006	% Change
Class A (1)	$29.7	$20.5	45%
Class B (2)	6.7	7.6	–12%
Class C (3)	9.0	7.6	18%
Class I (4)	2.4	1.8	33%
Private funds (5)	27.6	22.4	23%
Closed-end funds	25.8	21.8	18%
Other (6)	2.6	2.6	—
Total fund assets	103.8	84.3	23%
HNW and institutional account assets	21.1	21.1	—
Retail managed account assets	10.6	7.9	34%
Total separate account assets	31.7	29.0	9%
Total	$135.5	$113.3	20%

(1) Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2) Includes Eaton Vance Prime Rate Reserves, an interval fund.
(3) Includes EV Classic Senior Floating-Rate Fund, an interval fund.
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

Fund assets represented 77 percent of total assets under management on January 31, 2007, compared to 74 percent on January 31, 2006. Class A share assets increased to 22 percent of total assets under management on January 31, 2007 from 18 percent on January 31, 2006, while Class B share assets dropped to 5 percent on January 31, 2007 from 7 percent on January 31, 2006. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 7 percent of total assets under management on both January 31, 2007 and 2006, while Class I share assets represented 2 percent of total assets under management on both January 31, 2007 and 2006. Private funds and closed-end funds collectively represented 39 percent of the Company’s total assets under management on both January 31, 2007 and 2006.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $31.7 billion on January 31, 2007, up from $29.0 billion on January 31, 2006. High-net-worth and institutional account assets were flat year over year, while retail managed account assets increased by 34 percent over the same period last year. As noted above, high-net-worth and institutional net inflows were negatively impacted in the first quarter of fiscal 2007 by the withdrawal of assets by an EVM bank loan institutional account and withdrawals by certain Atlanta Capital institutional clients. Retail managed account assets were positively impacted in the first quarter of fiscal 2007 by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and EVM’s large-cap value and municipal bond products.

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

Average Assets Under Management by Asset Class (1)

	For the Three Months Ended January 31,
(in billions)	2007	2006	% Change
Class A (2)	$28.4	$19.6	45%
Class B (3)	6.7	7.7	–13%
Class C (4)	8.7	7.5	16%
Class I (5)	2.7	1.6	69%
Private funds (6)	27.0	22.2	22%
Closed-end funds	24.7	21.4	15%
Other (7)	2.7	2.5	8%
Total fund assets	100.9	82.5	22%
HNW and institutional account assets	21.1	21.1	—
Retail managed account assets	10.1	7.5	35%
Total separate account assets	31.2	28.6	9%
Total	$132.1	$111.1	19%

(1) Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2) Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(3) Includes Eaton Vance Prime Rate Reserves, an interval fund.
(4) Includes EV Classic Senior Floating-Rate Fund, an interval fund.
(5) Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(6) Includes privately offered equity and bank loan funds and CDO entities.
(7) Includes other classes of open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

The Company reported net income of $2.6 million or $0.02 per diluted share in the first three months of fiscal 2007 compared to $39.1 million or $0.28 per diluted share in the first three months of fiscal 2006. Operating results for the first quarter of fiscal 2007 include $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which the Company made recurring payments over time based on the assets of the respective closed-end funds. These payments, which are included in distribution expense, reduced first quarter diluted earnings by approximately $0.24 per share. The termination of those agreements by a one-time payment will have the result of reducing the Company’s distribution expense each year in the future by approximately $9.0 million, the amount of the compensation that it would otherwise have paid to the two parties under those agreements. Operating results for the first quarter of fiscal 2007 also include the payment of $17.1 million in one-time structuring fees and $4.7 million in marketing incentives related to the offering of Eaton Vance Tax-Managed Diversified Equity Income

Fund, a $2.8 billion closed-end fund. These payments, which are included in distribution expense and compensation expense, respectively, reduced first quarter earnings by approximately $0.10 per share.

Results of Operations

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Operating income	$1,997	$64,079	–97%
Net income	$2,559	$39,131	–93%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.02	$0.31	–94%
Diluted	$0.02	$0.29	–93%
Earnings per share:
Basic	$0.02	$0.30	–93%
Diluted	$0.02	$0.28	–93%

In evaluating operating performance, the Company considers operating income and net income, which are calculated on a basis consistent with accounting principles generally accepted in the United States (“GAAP”), as well as adjusted operating income, a non-GAAP performance measure. Adjusted operating income is defined as operating income plus closed-end fund structuring fees and one-time payments, stock-based compensation and the write-off of any intangible assets associated with the Company’s acquisitions. The Company believes that adjusted operating income is a key indicator of the Company’s ongoing profitability and therefore uses this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, Management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since amounts resulting from one-time events (e.g., the offering of a closed-end fund) do not necessarily represent normal results of operations. In addition, when assessing performance, Management and the Board look at performance both with and without stock-based compensation.

The following table provides a reconciliation of operating income to adjusted operating income:

Reconciliation of Operating Income to Adjusted Operating Income

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Operating income	$1,997	$64,079	–97%
Closed-end fund structuring fees	17,115	—	NM
Payments to terminate closed-end fund compensation agreements	52,178	—	NM
Stock-based compensation	14,223	12,522	14%
Adjusted operating income	$85,513	$76,601	12%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) was 74 basis points in both the first quarter of fiscal 2007 and 2006.

Revenue

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Investment adviser and administration fees	$169,397	$142,069	19%
Distribution and underwriter fees	36,578	35,367	3%
Service fees	35,346	28,657	23%
Other revenue	1,855	447	315%
Total revenue	$243,176	$206,540	18%

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

The increase in investment adviser and administration fees of 19 percent in the first quarter of fiscal 2007 over the same period a year earlier can be attributed primarily to a 19 percent increase in average assets under management. While fund effective fee rates remained stable at 57 basis points for both periods presented, separately managed account effective fee rates declined to 33 basis points in the first quarter of fiscal 2007 from 34 basis points in the first quarter of fiscal 2006.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds (principally Class B and Class C), as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of the Company’s sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on fee-based account sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution and underwriter fees increased by 3 percent in the first quarter of fiscal 2007 compared to the same period a year ago. Distribution plan payments increased 2 percent to $33.3 million in the first quarter of fiscal 2007 from $32.7 million in the first quarter of fiscal 2006, reflecting an increase in average Class C and certain private fund assets subject to distribution fees partly offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 13 percent year-over-year in the first quarter of fiscal 2007, while average Class C share and private fund assets under management subject to distribution fees increased by 16 percent and 13 percent, respectively. Underwriter fees and other distribution income increased 27 percent to $3.3 million in the first quarter of fiscal 2007 from $2.6 million in the first quarter of fiscal 2006, primarily reflecting a 58 percent increase in Class A share sales.

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

Service fee revenue increased by 23 percent in the first quarter of fiscal 2007 over the same period a year ago, primarily reflecting a 24 percent increase in average assets under management in Class A, B, and C shares and private funds subject to distribution fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds, increased by $1.4 million or 315 percent in the first quarter of fiscal 2007 over the same period a year ago. The increase in other revenue can be primarily attributed to increases in shareholder service fees and miscellaneous dealer income totaling $0.9 million as well as an increase in investment income related to sponsored funds consolidated by the Company. Other revenue for the first quarter of fiscal 2007 and 2006 includes $0.5 million and $0.1 million, respectively, of investment income related to consolidated funds for the periods during which they were consolidated.

Expenses

Operating expenses increased by 69 percent in the first quarter of fiscal 2007, primarily reflecting increases in compensation, service fees, distribution and other expenses.

Expenses

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Compensation of officers and employees	$77,982	$61,448	27%
Amortization of deferred sales commissions	13,419	13,741	–2%
Service fee expense	27,218	22,862	19%
Distribution expense	99,510	26,315	278%
Fund expenses	4,219	3,860	9%
Other expenses	18,831	14,235	32%
Total expenses	$241,179	$142,461	69%

Compensation of officers and employees
Compensation expense increased by 27 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase in compensation expense can be primarily attributed to a 9 percent increase in headcount, higher stock-based compensation expense and base compensation expense associated with the increase in headcount, higher adjusted operating income-based employee incentives, higher marketing incentives associated with the Company’s separately managed account business, and higher marketing incentives associated with the increase in long-term fund sales. The increase in headcount over the last twelve months reflects additions to the Company’s investment management, marketing and operations teams required to support the significant growth in assets under management.

Stock-based compensation included in “Compensation of officers and employees” was $14.2 million in the first quarter of fiscal 2007 compared to $12.5 million in the first quarter of fiscal 2006.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65, or for early retirement when the employee reaches age 55 and has a combined age plus years of service to the Company of at least 75 years or with the Company’s consent. Because many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS No. 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees on or after the adoption of SFAS No. 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS No. 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS No. 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility.

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

Amortization of deferred sales commissions
Amortization of deferred sales commissions decreased by 2 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. As amortization expense is a function of the Company’s fund sales mix, a continuing shift away from Class B shares to other classes over time, particularly Class A shares, will most likely result in further reductions in amortization expense.

Service fees
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B, and C) and certain private funds. Service fee expense increased by 19 percent in the first quarter of fiscal 2007 over the same period a year earlier, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense
Distribution expense consists primarily of payments made to distribution partners pursuant to third-party distribution arrangements (for certain Class C share and closed-end fund assets, calculated as a percentage of average assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners. Distribution expense increased by $73.2 million or 278 percent in the first quarter of fiscal 2007 over the same period a year earlier primarily as the result of $52.2 million in aforementioned payments made in the first quarter of fiscal 2007 to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. and structuring fee expenses of $17.1 million recognized in the first quarter of fiscal 2007 related to the offering of a $2.8 billion closed-end fund.

Fund expenses
Fund expenses consist primarily of subadvisory fees, compliance costs and other fund-related expenses incurred by the Company. Fund expenses increased by 9 percent in the first quarter of fiscal 2007 over the same period a year ago primarily as a result of an 11 percent increase in subadvisory fees and a 24 percent increase in other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds subadvised by external investment advisers. The increase in other fund-related expenses can be attributed to an increase in the recognition of fund expenses for certain institutional funds for which the Company is paid an all-in management fee.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 32 percent, or $4.6 million, in the first quarter of fiscal 2007 over the first quarter of fiscal 2006, primarily reflecting increases in travel expense of $0.8 million, facilities-related expenses of $1.4 million, and information technology expense of $2.7 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased by the Company to support the 9 percent increase in headcount and an increase in the amortization of leasehold improvements associated with the acceleration of amortization schedules in anticipation of the Company’s move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an overall increase in outside data services and consulting costs incurred in conjunction with several significant system implementations over the last twelve months.

Other Income and Expense

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Interest income	$2,277	$1,721	32%
Interest expense	(27)	(365)	–93%
Gain on investments	708	662	7%
Foreign currency loss	(72)	(56)	29%
Impairment loss on investments	—	(592)	NM
Total other income (expense)	$2,886	$1,370	111%

Interest income increased by 32 percent in the first quarter of fiscal 2007 over the same period a year ago, primarily due to an increase in short-term interest rates.

Interest expense decreased by 93 percent in the first quarter of fiscal 2007 over the same period a year ago, primarily due to the retirement of all of the Company’s long-term debt in August 2006.

The Company recognized impairment losses of $0.6 million in the first quarter of fiscal 2006 related to its investments in one CDO entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 38 percent in the first quarter of fiscal 2007 and 2006.

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

Minority Interest

Minority interest decreased by 6 percent in the first quarter of fiscal 2007 over the same period a year ago. Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. Funds consolidated by the Company are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at January 31, 2007 reflects the Company’s 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, was flat in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on January 31, 2007 and 2006 and for the three-month periods then ended:

Balance Sheet and Cash Flow Data

(in thousands)	January 31, 2007	October 31, 2006	% Change
Balance sheet data:
Cash and cash equivalents	$132,535	$206,705	–36%
Short-term investments	18,477	20,669	–11%
Long-term investments	77,411	73,075	6%
Deferred sales commissions	110,415	112,314	–2%
Deferred income taxes	21,290	22,520	–5%

	For the Three Months Ended January 31,
(in thousands)	2007	2006	% Change
Cash flow data:
Operating cash flows	$(39,986)	$18,651	NM
Investing cash flows	(4,293)	(4,262)	–1%
Financing cash flows	(29,920)	(35,443)	16%

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 2 percent in the first quarter of fiscal 2007, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for stock-based compensation, decreased by 6 percent in the first quarter of fiscal 2007.

The following table details the Company’s future contractual obligations:

Contractual Obligations			Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$201.2	$9.8	$21.8	$25.3	$144.3
Investment in private equity partnership	$9.4	—	$9.4	—	—

In July 2006, the Company committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. Through January 31, 2007, the Company has invested $5.6 million of the total $15.0 million of committed capital.

In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by the Company to purchase the minority interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and sales will occur at varying times at varying amounts over the next 6 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. Although the timing and amounts of these purchases cannot be predicted with certainty, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in future years.

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and the Company’s credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. On January 31, 2007, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows of the Company are calculated by adjusting the net income to reflect changes in current assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by (used for) operating activities totaled ($40.0) million and $18.7 million for the three months ended January 31, 2007 and 2006, respectively. The decrease in cash provided by operating activities in the first quarter of fiscal 2007 can be attributed primarily to the $52.2 million in payments made by the Company to terminate certain closed-end fund compensation agreements and $17.1 million in structuring fee payments made by the Company related to the offering of Eaton Vance Tax-Managed Diversified Equity Income Fund in the first quarter of fiscal 2007.

It should be noted that the Company will make additional structuring fee payments of approximately $46.3 million in the second quarter of fiscal 2007 in conjunction with the initial public offering of Eaton Vance Tax-Managed Global Diversified Income Fund, a $5.5 billion closed-end fund offered in February 2007.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $4.3 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due primarily to a 77 percent increase in Class C share sales. The Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments in Company-sponsored mutual funds that the Company does not consolidate. Cash used for investing activities totaled $4.3 million for the three months ended January 31, 2007 and 2006, respectively. Additions to equipment and leasehold improvements in both the first quarter of fiscal 2007 and 2006 primarily reflect additional leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $29.9 million and $35.4 million for the three months ended January 31, 2007 and 2006, respectively.

In the first quarter of fiscal 2007, the Company repurchased a total of 0.9 million shares of its non-voting common stock for $29.6 million under its authorized repurchase program and issued 0.9 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $14.0 million. The Company has authorization to purchase an additional 5.4 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.12 in the first quarter of fiscal 2007 compared to $0.10 in the first quarter of fiscal 2006.

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The Company’s deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to broker/dealers. Under IRS regulations, capitalized sales commission payments are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in CDO Entities

The Company acts as collateral manager for a number of CDO entities pursuant to collateral management agreements between the Company and each CDO entity. At January 31, 2007, combined assets under management in the collateral pools of these CDO entities plus warehoused assets upon which the Company earns a management fee were approximately $3.1 billion. The Company had combined minority equity investments of $6.5 million in three of these entities on January 31, 2007.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $6.5 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at January 31, 2007.

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

Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity and bond prices, interest rates, credit risk, or currency exchange rates.

The Company’s primary direct exposure to equity price risk arises from its investments in sponsored equity funds and equity securities held by sponsored funds the Company consolidates. The Company’s investments in sponsored equity funds and equity securities are carried at fair value on the Company’s Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on the Company’s investments subject to equity price fluctuation at January 31, 2007:

(in thousands)	Carrying value	Carrying value assuming a 10% increase	Carrying value assuming a 10% decrease
Trading:
Equity securities	$14,205	$15,626	$12,785
Available for sale securities:
Sponsored funds	35,323	38,855	31,791
Total	$49,528	$54,481	$44,576

The Company’s primary direct exposure to falling interest rates arises from its investment in sponsored funds and debt securities held by sponsored funds the Company consolidates. The Company considered the negative effect on pre-tax interest income of a 50 basis point (0.50%) decline in interest rates as of January 31, 2007. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50%) decline in interest rates would have on the Company’s pre-tax net income as of January 31, 2007:

(in thousands)	Carrying value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$658	$3
Available for sale securities:
Sponsored funds	23,539	118
Total	$24,197	$121

The Company’s primary direct exposure to credit risk arises from its minority equity interests in three CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As a minority equity investor in a CDO entity, the Company is entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $6.5 million at January 31, 2007, which represents the total value at risk with respect to such entities as of January 31, 2007.

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

Item 4. Controls and Procedures

As of January 31, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of January 31, 2007 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the first three months of fiscal 2007:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2006 through November 30, 2006	315,988	$30.64	315,988	5,964,317
December 1, 2006 through December 31, 2006	378,903	$32.75	378,903	5,585,414
January 1, 2007 through January 31, 2007	221,219	$34.11	221,219	5,364,195
Total	916,110	$32.35	916,110	5,364,195

1 The Company’s share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 10, 2007. All of the outstanding Voting Common Stock, 309,760 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)	The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2006.

2)	The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

Ann E. Berman
Thomas E. Faust Jr.
James B. Hawkes
Leo I. Higdon, Jr.
Vincent M. O’Reilly
Dorothy E. Puhy
Winthrop H. Smith, Jr.

3)	The selection of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2007.

4)	The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 11, 2006.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed a Form 8-K with the SEC on November 14, 2006, regarding Mr. Hawkes’ speech at an investor’s conference.

The Company filed a Form 8-K with the SEC on November 21, 2006, regarding the Company’s press release of its results of operations for the quarter ended October 31, 2006.

The Company filed a Form 8-K with the SEC on November 28, 2006, regarding the Company’s sponsorship of the initial public offering of Eaton Vance Tax-Managed Diversified Income Fund.

The Company filed a Form 8-K with the SEC on December 14, 2006, regarding the termination of additional compensation arrangements with Merrill Lynch, Pierce, Fenner and Smith in connection with the closed-end funds.

The Company filed a Form 8-K with the SEC on January 16, 2007, regarding the Company’s press release of its preliminary assets under management for the quarter ended January 31, 2007.

The Company filed a Form 8-K with the SEC on January 29, 2007, regarding the termination of additional compensation arrangements with A.G. Edwards & Sons, Inc. in connection with the closed-end funds.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: March 9, 2007	/s/William M. Steul
(Signature) William M. Steul Chief Financial Officer

DATE: March 9, 2007	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer