Form 10-Q
period 2007-04-30
EATON VANCE CORP
filed 2007-06-07
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended April 30, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934 For the transition period from ________________ to ______________

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Shares outstanding as of April 30, 2007:
          Voting Common Stock — 272,644 shares
          Non-Voting Common Stock — 125,466,971 shares

Eaton Vance Corp.

Form 10-Q
For the Six Months Ended April 30, 2007
Index

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2007	October 31, 2006
Assets

Current Assets:
Cash and cash equivalents	$154,868	$206,705
Short-term investments	—	20,669
Investment adviser fees and other receivables	112,924	94,669
Other current assets	7,604	7,324
Total current assets	275,396	329,367

Other Assets:
Deferred sales commissions	109,232	112,314
Goodwill	96,837	96,837
Other intangible assets, net	33,280	34,549
Long-term investments	84,482	73,075
Equipment and leasehold improvements, net	21,602	21,495
Other assets	530	558
Total other assets	345,963	338,828
Total assets	$621,359	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2007	October 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$52,445	$80,975
Accounts payable and accrued expenses	35,366	33,660
Dividend payable	15,097	15,187
Other current liabilities	16,523	9,823
Total current liabilities	119,431	139,645

Long-term Liabilities:
Deferred income taxes	21,269	22,520
Total long-term liabilities	21,269	22,520
Total liabilities	140,700	162,165
Minority interest	9,506	9,545
Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 272,644 and 309,760 shares, respectively	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 125,466,971 and 126,125,717 shares, respectively	490	493
Notes receivable from stock option exercises	(2,628)	(1,891)
Accumulated other comprehensive income	6,946	4,383
Retained earnings	466,344	493,499
Total shareholders’ equity	471,153	496,485
Total liabilities and shareholders’ equity	$621,359	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2007	2006	2007	2006
Revenue:
Investment adviser and administration fees	$185,437	$145,284	$354,834	$287,353
Distribution and underwriter fees	37,058	35,414	73,636	70,781
Service fees	36,223	29,346	71,569	58,003
Other revenue	1,466	1,752	3,321	2,199
Total revenue	260,184	211,796	503,360	418,336

Expenses:
Compensation of officers and employees	79,161	58,489	157,143	119,938
Amortization of deferred sales commissions	13,552	13,308	26,971	27,048
Service fee expense	27,682	22,971	54,900	45,834
Distribution expense	78,811	28,303	178,321	54,618
Fund expenses	4,455	3,940	8,674	7,800
Other expenses	20,231	24,168	39,062	38,403
Total expenses	223,892	151,179	465,071	293,641
Operating income	36,292	60,617	38,289	124,695

Other Income (Expense):
Interest income	2,058	2,020	4,335	3,742
Interest expense	(57)	(360)	(84)	(724)
Gain on investments	965	2,886	1,673	3,547
Foreign currency loss	(61)	(71)	(133)	(127)
Impairment loss on investments	—	—	—	(592)
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	39,197	65,092	44,080	130,541
Income taxes	(15,098)	(25,074)	(16,971)	(50,217)
Minority interest	(1,420)	(1,271)	(2,876)	(2,820)
Equity in net income of affiliates, net of tax	414	1,153	1,419	2,153
Net income before cumulative effect of change in accounting principle	23,093	39,900	25,652	79,657
Cumulative effect of change in accounting principle, net of tax	—	—	—	(626)
Net income	$23,093	$39,900	$25,652	$79,031

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2007	2006	2007	2006
Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.18	$0.31	$0.20	$0.62
Diluted	$0.17	$0.29	$0.19	$0.57

Earnings Per Share:
Basic	$0.18	$0.31	$0.20	$0.61
Diluted	$0.17	$0.29	$0.19	$0.57

Weighted Average Shares Outstanding:
Basic	125,937	128,447	126,094	128,859
Diluted	135,163	138,736	135,219	138,942

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2007	2006
Cash and cash equivalents, beginning of period	$206,705	$146,389

Cash Flows from Operating Activities:
Net income	25,652	79,031
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,476	20,499
Depreciation and other amortization	4,978	11,986
Amortization of deferred sales commissions	26,969	27,050
Payment of capitalized sales commissions	(30,472)	(24,765)
Contingent deferred sales charges received	6,606	7,676
Deferred income taxes	(2,611)	(6,719)
Interest on long-term debt and amortization of debt issuance costs	43	633
Gain on investments	(2,362)	(3,985)
Impairment loss on long-term investments	—	592
Minority interest	2,876	2,820
Equity in net income of affiliates	(2,122)	(3,311)
Dividends received from affiliates	268	2,734
Cumulative effect of change in accounting principle, net of tax	—	626
Proceeds from the sale of trading investments	49,412	79,974
Purchase of trading investments	(28,548)	(160,172)
Changes in other assets and liabilities:
Investment adviser fees and other receivables	(18,254)	(6,201)
Other current assets	(350)	5,375
Other assets	(960)	1,243
Accrued compensation	(28,533)	(22,050)
Accounts payable and accrued expenses	1,681	2,461
Other current liabilities	6,694	(5,531)
Net cash provided by operating activities	33,443	9,966

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(3,810)	(7,174)
Purchase of management contracts	—	(1,230)
Proceeds from sale of available-for-sale investments	5,421	24,496
Purchase of available-for-sale investments	(7,925)	(5,652)
Net cash provided by (used for) investing activities	(6,314)	10,440

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2007	2006
Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	4,795	1,447
Distributions to minority shareholders	(2,915)	(2,860)
Proceeds from issuance of non-voting common stock	24,127	14,054
Repurchase of common stock	(146)	—
Repurchase of non-voting common stock	(74,945)	(76,442)
Principal repayments on notes receivable from stock option exercises	411	911
Dividends paid	(30,355)	(25,891)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	—	80,000
Net cash used for financing activities	(79,028)	(8,781)
Effect of currency rate changes on cash and cash equivalents	62	46
Net increase (decrease) in cash and cash equivalents	(51,837)	11,671
Cash and cash equivalents, end of period	$154,868	$158,060

Supplemental Cash Flow Information:
Interest paid	$41	$91
Income taxes paid	$8,808	$58,512

Supplemental Non-Cash Flow Information —
Exercise of stock options through issuance of notes receivable	$1,148	$374

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

(3) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and six months ended April 30, 2007 and 2006:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income — basic	$23,093	$39,900	$25,652	$79,031
Interest adjustment related to contingently convertible debt, net of tax	—	181	—	364
Net income — diluted	$23,093	$40,081	$25,652	$79,395
Weighted-average shares outstanding — basic	125,937	128,447	126,094	128,859
Incremental common shares from stock options and restricted stock awards	9,226	7,101	9,125	6,895
Incremental common shares related to contingently convertible debt	—	3,188	—	3,188
Weighted-average shares outstanding — diluted	135,163	138,736	135,219	138,942
Earnings per share:
Basic	$0.18	$0.31	$0.20	$0.61
Diluted	$0.17	$0.29	$0.19	$0.57

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 27,000 for both the six months ended April 30, 2007 and 2006.

(4) Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2007:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization

Amortizing intangible assets:
Client relationships acquired	13.4	$55,245	$23,920

Non-amortizing intangible assets:
Mutual fund management contract acquired		1,955	—
Total		$57,200	$23,920

(5) Investments

The following is a summary of investments at April 30, 2007:

(in thousands)	April 30, 2007
Long-term investments:
Debt securities	$764
Equity securities	14,709
Sponsored funds	42,886
Collateralized debt obligation entities	10,051
Investments in affiliates	15,127
Other investments	945
Total	$84,482

(6) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $22.5 million and $20.5 million for the six months ended April 30, 2007 and 2006, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $6.4 million and $5.6 million for the six months ended April 30, 2007 and 2006, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 1998 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 40.0 million shares have been reserved for issuance under the 1998 Plan. Through April 30, 2007, options to purchase 37.7 million shares have been issued pursuant to the 1998 Plan.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 with a combined age and years of service equal to at least 75 years or with the Company’s consent. Because the terms and conditions of many of the Company’s outstanding stock options allow for accelerated vesting of options upon retirement, the adoption of SFAS 123R resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense recognition on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period.

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

The weighted average fair values of options granted during the six months ended April 30, 2007 and 2006 using the Black-Scholes option pricing model were as follows:

	April 30, 2007	April 30, 2006
Weighted average grant date fair value of options granted	$9.53	$8.36

Assumptions:
Dividend yield	1.3% to 1.5%	1.4% to 1.6%
Volatility	26% to 27%	28% to 30%
Risk-free interest rate	4.6% to 4.8%	4.5% to 5.1%
Expected life of options	6.8 years	6.8 years

Stock option transactions under the 1998 Plan are summarized as follows:

For the Six Months Ended April 30, 2007
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	25,629	$17.83
Granted	4,467	30.17
Exercised	(1,344)	15.43
Forfeited/Expired	(335)	23.66
Options outstanding, end of period	28,417	$19.82	6.6	$522,913
Options exercisable, end of period	14,806	$15.65	5.2	$334,149
Vested or expected to vest at April 30, 2007	27,872	$17.87	6.6	$515,363

The Company received $19.6 million and $10.3 million related to the exercise of options under the 1998 Plan for the six months ended April 30, 2007 and 2006. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2007 and 2006 was $25.3 million and $14.9 million, respectively. The total fair value of options that vested during the six months ended April 30, 2007 was $27.0 million.

The Company recorded compensation expense of $21.3 million and $19.3 million for the six months ended April 30, 2007 and 2006, respectively, relating to the 1998 Plan. As of April 30, 2007, there was $80.7 million of deferred compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

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

In the six months ended April 30, 2006, 40,209 shares were issued pursuant to the plan at a weighted average grant date fair value of $24.87 per share. No shares were issued pursuant to this plan for the six months ended April 30, 2007. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.5 million for both the six months ended April 30, 2007 and 2006 relating to shares issued in prior years. As of April 30, 2007, there was $2.1 million of compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the Company’s restricted stock activity for the quarter ended April 30, 2007, is presented below:

For the Six Months Ended April 30, 2007
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	210	$19.79
Granted	—	—
Vested	(45)	18.57
Forfeited/Expired	—	—
Nonvested, end of period	165	$19.39

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through April 30, 2007, 7.2 million shares have been issued pursuant to this plan. The Company recorded associated compensation expense of $0.4 million and $0.3 million for the six months ended April 30, 2007 and 2006, respectively. The Company received $1.6 million related to shares issued under the Employee Stock Purchase Plan in the six months ended April 30, 2007.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five business days subsequent to the end of the offering period. Through April 30, 2007, 3.1 million shares have been issued pursuant to this plan. The Company recorded associated compensation expense of $0.3 million and $0.4 million for the six months ended April 30, 2007 and 2006, respectively. The Company received $2.9 million related to shares issued under the Incentive Plan-Stock Alternative in the six months ended April 30, 2007.

(7) Common Stock Repurchases

The Company’s current share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first six months of fiscal 2007, the Company purchased approximately 2.2 million shares of its non-voting common stock under this share repurchase authorization. Approximately 4.1 million additional shares may be repurchased under the current authorization.

(8) Regulatory Requirements

Eaton Vance Distributors, Inc. (EVD), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $28.6 million at April 30, 2007, which exceeded its minimum net capital requirement of $1.5 million. EVD’s ratio of aggregate indebtedness to net capital at April 30, 2007 was .81 to 1.

(9) Income Taxes

The provision for income taxes for the six months ended April 30, 2007 and 2006 consists of the following:

	For the Six Months Ended April 30,
(in thousands)	2007	2006
Current:
Federal	$ 17,296	$ 51,746
State	2,286	5,189
Deferred:
Federal	(2,341)	(6,141)
State	(270)	(577)
Total	$ 16,971	$ 50,217

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	April 30, 2007	October 31, 2006
Deferred tax assets:
Stock-based compensation	$30,430	$ 26,584
Deferred rent	789	838
Differences between book and tax bases of investments	557	1,993
Differences between book and tax bases of property	672	160
Other	427	483
Total deferred tax asset	$32,875	$ 30,058

Deferred tax liabilities:
Deferred sales commissions	$(40,909)	$(41,947)
Differences between book and tax bases of goodwill and intangibles	(7,613)	(6,371)
Unrealized net holding gains on investments	(4,018)	(2,584)
Total deferred tax liability	$(52,540)	$(50,902)
Net deferred tax liability	$(19,665)	$(20,844)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at April 30, 2007 and October 31, 2006 are as follows:

(in thousands)	April 30, 2007	October 31, 2006
Net current deferred tax asset, included in other current assets	$1,604	$1,676
Net non-current deferred tax liability	(21,269)	(22,520)
Net deferred tax liability	$(19,665)	$(20,844)

The exercise of stock options resulted in a reduction of taxes payable of approximately $4.8 million and $1.4 million for the six months ended April 30, 2007 and 2006, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates, cumulative effect of change in accounting principle and income taxes) was 38.5 percent for both the six months ended 2007 and 2006. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(10) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the six months ended April 30, 2007 and 2006 are as follows:

	For the Six Months Ended April 30,
(in thousands)	2007	2006
Net income	$25,652	$79,031
Net unrealized gains on available-for-sale securities, net of income taxes of $1,410 and $353, respectively	2,526	594
Foreign currency translation adjustments, net of income taxes of $26 and $18, respectively	37	31
Comprehensive income	$28,215	$79,656

(11) Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s articles and bylaws. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $5.6 million of the total $15.0 million of committed capital at April 30, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements for fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit, pension or other postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. The Company does not anticipate that the provisions of SFAS No. 158 will have an impact on the Company’s consolidated financial statements because the Company does not maintain any defined benefit, pension or other post-retirement plans.

In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for the Company’s fiscal year which begins on November 1, 2007. Management is currently evaluating the potential impact of the adoption of this interpretation.

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

Assets Under Management

Assets under management of $150.0 billion on April 30, 2007 were 26 percent higher than the $118.8 billion reported a year earlier. Long-term fund net inflows contributed $20.5 billion to growth in assets under management over the last twelve months, including $11.8 billion of open-end and private fund net inflows and $8.8 billion of closed-end fund net inflows. Separate account net inflows totaled $0.8 billion, reflecting $2.4 billion of retail managed account net inflows offset by $1.6 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $9.8 billion and an increase in money market assets added $0.2 billion to assets under management.

Ending Assets Under Management by Investment Objective(1)

	April 30,
(in billions)	2007	2006	% Change
Equity assets	$96.0	$72.9	32%
Fixed income assets	31.6	25.6	23%
Floating-rate bank loan assets	22.4	20.3	10%
Total	$150.0	$118.8	26%

(1) Includes funds and separate accounts.

Equity assets represented 64 percent of total assets under management on April 30, 2007, up from 61 percent on April 30, 2006. Assets in equity funds managed for after-tax returns totaled $46.3 billion and $33.1 billion on April 30, 2007 and 2006, respectively. Fixed income assets, including money market funds, represented 21 percent of total assets under management on April 30, 2007, compared to 22 percent on April 30, 2006. Fixed income assets included $17.2 billion and $12.7 billion of tax-exempt municipal bond funds and $1.7 billion and $1.5 billion of money market fund assets on April 30, 2007 and 2006, respectively. Floating-rate bank loan assets represented 15 percent of total assets under management on April 30, 2007, compared to 17 percent on April 30, 2006.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2007	2006	% Change	2007	2006	% Change
Long-term funds:
Closed-end funds	$5.8	$—	NM (2)	$8.6	$0.1	NM
Open-end funds	2.8	1.6	75%	5.1	2.2	132%
Private funds	0.5	0.8	–38%	1.4	0.3	367%
Total long-term fund net inflows	9.1	2.4	279%	15.1	2.6	481%
Institutional/HNW(1) accounts	0.3	0.1	200%	(0.3)	(0.7)	–57%
Retail managed accounts	1.1	0.4	175%	1.7	0.7	143%
Total separate account net inflows	1.4	0.5	180%	1.4	—	NM
Total net inflows	$10.5	$2.9	262%	$16.5	$2.6	535%

(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Long-term fund net inflows totaled $9.1 billion in the second quarter of fiscal 2007 compared to $2.4 billion in the second quarter of fiscal 2006. Closed-end fund offerings contributed significantly to net inflows in the second quarter of fiscal 2007, with $5.8 billion in closed-end fund assets added. The Company had no closed-end fund offerings in the second quarter of fiscal 2006. Open-end fund net inflows of $2.8 billion and $1.6 billion in the second quarters of fiscal 2007 and 2006, respectively, reflect gross inflows of $5.7 billion and $3.8 billion, respectively, an increase of 50 percent year over year. Open-end fund redemptions totaled $2.9 billion and $2.2 billion for the second quarter of fiscal 2007 and 2006, respectively, an increase of 27 percent year over year. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, contributed net inflows of $0.5 billion in the second quarter of fiscal 2007 and $0.8 billion in the second quarter of fiscal 2006.

The Company experienced net inflows of separate account assets of $1.4 billion in the second quarter of fiscal 2007, compared to net inflows of $0.5 billion in the second quarter of fiscal 2006. Retail managed account net inflows totaled $1.1 billion in the second quarter of fiscal 2007, compared to $0.4 billion in the second quarter of fiscal 2006. Retail managed account net inflows in fiscal 2007 reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products and Eaton Vance Management’s (“EVM’s”) large cap value product. Institutional and high-net-worth separate account net inflows totaled $0.3 billion in the second quarter of fiscal 2007 compared to net inflows of $0.1 billion in the second quarter of fiscal 2006.

Money market fund assets, which are not included in long-term fund net flows because of their short-term nature, increased to $1.7 billion on April 30, 2007 from $1.5 billion on April 30, 2006. The increase in money market fund assets in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 can be primarily attributed to the introduction of a cash collateral fund managed by the Company in the second quarter of fiscal 2006. The cash collateral fund was introduced in conjunction with a securities lending program in which certain of the Company’s sponsored funds participate.

The following table summarizes the asset flows by investment objective for the three and six month periods ended April 30, 2007 and 2006:

Asset Flows

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2007	2006	% Change	2007	2006	% Change
Equity fund assets — beginning	$59.3	$48.1	23%	$53.2	$45.2	18%
Sales/inflows	8.5	2.0	325%	14.5	3.7	292%
Redemptions/outflows	(1.7)	(1.2)	42%	(3.4)	(2.7)	26%
Exchanges	—	—	—	—	—	—
Market value change	2.1	1.2	75%	3.9	3.9	0%
Equity fund assets — ending	68.2	50.1	36%	68.2	50.1	36%

Fixed income fund assets — beginning	22.9	18.6	23%	21.6	18.2	19%
Sales/inflows	2.2	1.1	100%	4.1	2.0	105%
Redemptions/outflows	(0.8)	(0.5)	60%	(1.3)	(1.1)	18%
Exchanges	—	—	—	—	—	—
Market value change	0.2	(0.1)	NM	0.1	—	NM
Fixed income fund assets — ending	24.5	19.1	28%	24.5	19.1	28%

Floating-rate bank loan fund assets — beginning	20.3	16.8	21%	20.0	16.8	19%
Sales/inflows	1.9	1.9	0%	3.7	3.0	23%
Redemptions/outflows	(0.9)	(0.9)	0%	(2.4)	(2.2)	9%
Exchanges	—	—	—	—	—	—
Market value change	0.1	0.1	0%	0.1	0.3	–67%
Floating-rate bank loan fund assets — ending	21.4	17.9	20%	21.4	17.9	20%

Total long-term fund assets — beginning	102.5	83.5	23%	94.8	80.2	18%
Sales/inflows	12.6	5.0	152%	22.3	8.7	156%
Redemptions/outflows	(3.5)	(2.6)	35%	(7.2)	(6.0)	20%
Exchanges	—	—	—	—	—	—
Market value change	2.4	1.2	100%	4.1	4.2	–2%
Total long-term fund assets — ending	114.1	87.1	31%	114.1	87.1	31%

Separate accounts — beginning	31.7	29.0	9%	30.5	27.6	11%
Inflows — HNW and institutional	1.1	0.6	83%	1.7	1.3	31%
Outflows — HNW and institutional	(0.8)	(0.5)	60%	(2.0)	(2.1)	–5%
Inflows — retail managed accounts	1.6	0.9	78%	2.8	1.7	65%
Outflows — retail managed accounts	(0.5)	(0.5)	0%	(1.0)	(0.9)	11%
Market value change	1.1	0.7	57%	2.2	2.2	0%
Assets acquired	—	—	—	—	0.4	NM
Separate accounts — ending	34.2	30.2	13%	34.2	30.2	13%

Money market fund assets — ending	1.7	1.5	13%	1.7	1.5	13%
Assets under management — ending	$150.0	$118.8	26%	$150.0	$118.8	26%

Ending Assets Under Management by Asset Class

	April 30,
(in billions)	2007	2006	% Change
Class A (1)	$32.7	$23.1	42%
Class B (2)	6.5	7.4	–12%
Class C (3)	9.6	7.8	23%
Class I (4)	3.0	2.0	50%
Private funds (5)	29.0	23.7	22%
Closed-end funds	32.3	22.0	47%
Other (6)	2.7	2.6	4%
Total fund assets	115.8	88.6	31%
HNW and institutional account assets	22.1	21.7	2%
Retail managed account assets	12.1	8.5	42%
Total separate account assets	34.2	30.2	13%
Total	$150.0	$118.8	26%

(1)	Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(2)	Includes Eaton Vance Prime Rate Reserves, an interval fund.
(3)	Includes EV Classic Senior Floating-Rate Fund, an interval fund.
(4)	Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(5)	Includes privately offered equity and bank loan funds and CDO entities.
(6)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

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

Fund assets represented 77 percent of total assets under management on April 30, 2007, compared to 75 percent on April 30, 2006. Class A share assets increased to 22 percent of total assets under management on April 30, 2007 from 19 percent on April 30, 2006, while Class B share assets dropped to 4 percent on April 30, 2007 from 6 percent on April 30, 2006. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 6 percent and 7 percent of total assets under management on April 30, 2007 and 2006, respectively, while Class I share assets represented 2 percent of total assets under management on both April 30, 2007 and 2006. Private funds represented 19 percent and 20 percent of the Company’s total assets under management on April 30, 2007 and 2006, respectively. Closed-end funds increased to 22 percent of the Company’s total assets under management on April 30, 2007, up from 19 percent on April 30, 2006.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $34.2 billion on April 30, 2007, up from $30.2 billion on April 30, 2006. High-net-worth and institutional account assets increased by 2 percent year over year, while retail managed account assets increased by 42 percent. Retail managed account assets were positively impacted over the last twelve months by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and EVM’s large-cap value product.

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

Average Assets Under Management by Asset Class (1)

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in billions)	2007	2006	% Change	2007	2006	% Change
Class A (2)	$31.0	$21.7	43%	$29.7	$20.7	43%
Class B (3)	6.5	7.5	–13%	6.6	7.6	–13%
Class C (4)	9.2	7.7	19%	9.0	7.6	18%
Class I (5)	2.8	1.9	47%	2.8	1.7	65%
Private funds (6)	28.0	22.9	22%	27.5	22.6	22%
Closed-end funds	30.0	21.8	38%	27.6	21.6	28%
Other (7)	2.7	2.7	0%	2.6	2.6	0%
Total fund assets	110.2	86.2	28%	105.8	84.4	25%
HNW and institutional account assets	21.4	21.3	0%	21.3	21.2	0%
Retail managed account assets	11.2	8.2	37%	10.6	7.8	36%
Total separate account assets	32.6	29.5	11%	31.9	29.0	10%
Total	$142.8	$115.7	23%	$137.7	$113.4	21%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes Eaton Vance Advisers Senior Floating-Rate Fund, an interval fund.
(3)	Includes Eaton Vance Prime Rate Reserves, an interval fund.
(4)	Includes EV Classic Senior Floating-Rate Fund, an interval fund.
(5)	Includes Eaton Vance Institutional Senior Floating-Rate Fund, an interval fund.
(6)	Includes privately offered equity and bank loan funds and CDO entities.
(7)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.

Results of Operations

The Company reported net income of $23.1 million or $0.17 per diluted share in the second quarter of fiscal 2007 compared to $39.9 million or $0.29 per diluted share in the second quarter of fiscal 2006. Operating results for the second quarter of fiscal 2007 include the payment of $46.3 million in one-time structuring fees and $8.1 million in marketing incentives related to the offering of Eaton Vance Tax-Managed Global Diversified Equity Income fund, a $5.8 billion closed-end fund. These payments, which are included in distribution expense and compensation expense, respectively, reduced earnings for the second quarter and first six months of fiscal 2007 by approximately $0.25 per diluted share.

Operating results for the first six months of fiscal 2007 also include $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. in the first quarter of fiscal 2007 to terminate compensation agreements in respect of certain of the Company’s previously offered closed-end funds under which the Company was obligated to make payments over time based on the assets of the respective closed-end funds. The one-time termination payments, which are included in distribution expense, reduced diluted earnings for the first six months of fiscal 2007 by approximately $0.24 per share. The termination of those agreements by a one-time payment will have the result of reducing the Company’s distribution expense in future years by approximately $9.0 million annually, the amount of the compensation that it would otherwise have paid to the two parties under those agreements. Operating results for the first six months of fiscal 2007 also include the payment of $17.1 million in one-time structuring fees and $4.7 million in marketing incentives in the first quarter of fiscal 2007 related to the November 2006 offering of Eaton Vance Tax-Managed Diversified Equity Income Fund, a $2.8 billion closed-end fund. These payments, which are included in distribution expense and compensation expense, respectively, reduced earnings for the first six months of fiscal 2007 by approximately $0.10 per diluted share.

Results of Operations

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Operating income	$36,292	$60,617	–40%	$38,289	$124,695	–69%
Net income	$23,093	$39,900	–42%	$25,652	$79,031	–68%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.18	$0.31	–42%	$0.20	$0.62	–68%
Diluted	$0.17	$0.29	–41%	$0.19	$0.57	–67%
Earnings per share:
Basic	$0.18	$0.31	–42%	$0.20	$0.61	–67%
Diluted	$0.17	$0.29	–41%	$0.19	$0.57	–67%

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

The following table provides a reconciliation of operating income to adjusted operating income:

Reconciliation of Operating Income to Adjusted Operating Income

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Operating income	$36,292	$60,617	–40%	$38,289	$124,695	–69%
Closed-end fund structuring fees	46,321	—	NM	63,436	—	NM
Payments to terminate closed-end fund compensation agreements	—	—	—	52,178	—	NM
Write-off of intangible assets	—	8,876	NM	—	8,876	NM
Stock-based compensation	8,252	7,977	3%	22,476	20,499	10%
Adjusted operating income	$90,865	$77,470	17%	$176,379	$154,070	14%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) was 73 basis points in both the second quarter of fiscal 2007 and first six months of fiscal 2007 compared to 73 basis points and 74 basis points in the second quarter and first six months of fiscal 2006, respectively.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Investment adviser and administration fees	$185,437	$145,284	28%	$354,834	$287,353	23%
Distribution and underwriter fees	37,058	35,414	5%	73,636	70,781	4%
Service fees(1)	36,223	29,346	23%	71,569	58,003	23%
Other revenue	1,466	1,752	–16%	3,321	2,199	51%
Total revenue	$260,184	$211,796	23%	$503,360	$418,336	20%

(1)	Certain amounts from prior quarters have been reclassified to conform to the current year presentation.

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

The increase in investment adviser and administration fees of 28 percent and 23 percent in the second quarter and first six months of fiscal 2007, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management. Average assets under management increased by 23 percent and 21 percent in the second quarter and first six months of fiscal 2007, respectively, over the same periods a year ago. Fund effective fee rates (including both investment adviser and administration fees) remained stable at 57 basis points for both the first six months of fiscal 2007 and the first six months of fiscal 2006, while separately managed account effective fee rates declined modestly to 31 basis points in the first half of fiscal 2007 from 32 basis points in the first half of fiscal 2006.

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

Distribution plan payments increased 6 percent to $33.4 million in the second quarter of fiscal 2007 from $31.6 million in the second quarter of fiscal 2006, reflecting an increase in average Class C and certain private fund assets subject to distribution fees, partly offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 13 percent year-over-year in the second quarter of fiscal 2007, while average Class C share and private fund assets under management subject to distribution fees increased by 19 percent and 10 percent, respectively. Underwriter fees and other distribution income decreased 3 percent to $3.7 million in the second quarter of fiscal 2007 from $3.8 million in the second quarter of fiscal 2006, primarily reflecting an increase in the percentage of equity Class A shares offered without a sales charge offset by an increase in other distribution income.

Distribution plan payments increased 4 percent to $66.7 million in the first six months of fiscal 2007 from $64.4 million in the first six months of fiscal 2006, reflecting an increase in average Class C and certain private fund assets subject to distribution fees partly offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 13 percent year-over-year in the first half of fiscal 2007, while average Class C share and private fund assets under management subject to distribution fees increased by 17 percent and 11 percent, respectively. Underwriter fees and other distribution income increased by 8 percent to $6.9 million in the first six months of fiscal 2007 from $6.4 million in the second quarter of fiscal 2006, primarily reflecting an increase in Class A share sales and an increase in other distribution income.

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

Service fee revenue increased by 23 percent in both the second quarter and first six months of fiscal 2007 over the same periods a year ago, primarily reflecting a 23 percent increase in average assets under management in Class A, B, and C shares and private funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds, decreased by 16 percent or $0.3 million in the second quarter of fiscal 2007 over the same period a year ago. The decrease in other revenue can be primarily attributed to a decrease in investment income related to consolidated funds for the periods during which they were consolidated. Other revenue for the second quarter of fiscal 2007 and 2006 includes $0.3 million and $0.9 million, respectively, of investment income related to consolidated funds.

Other revenue increased by 51 percent in the first half of fiscal 2007 over the same period a year ago, primarily due to increases in shareholder service fees and miscellaneous dealer income totaling $1.1 million. Other revenue for the first half of fiscal 2007 and 2006 includes $0.8 million and $1.0 million, respectively, of investment income related to consolidated funds for the periods during which they were consolidated.

The Company realized gains of $1.7 million and $2.2 million for the six months ended April 30, 2007 and 2006, respectively, upon the disposition of its investments in sponsored funds. The Company realized gains of $1.4 million on liquidation of its investments in a collateralized debt obligation entity for the six months ended April 30, 2006.

Expenses

Operating expenses increased by 48 percent in the second quarter of fiscal 2007, primarily reflecting increases in compensation, service fees, and distribution expenses.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Compensation of officers and employees	$79,161	$58,489	35%	$157,143	$119,938	31%
Amortization of deferred sales commissions	13,552	13,308	2%	26,971	27,048	0%
Service fee expense	27,682	22,971	21%	54,900	45,834	20%
Distribution expense	78,811	28,303	178%	178,321	54,618	226%
Fund expenses	4,455	3,940	13%	8,674	7,800	11%
Other expenses	20,231	24,168	–16%	39,062	38,403	2%
Total expenses	$223,892	$151,179	48%	$465,071	$293,641	58%

Compensation of officers and employees

Compensation expense increased by 35 percent and 31 percent in the second quarter and first six months of fiscal 2007 compared to the same periods a year earlier. The increase in compensation expense in both periods can be attributed to higher stock-based compensation expense and base compensation expense associated with a 12 percent increase in headcount, higher adjusted operating income-based employee incentive payments, higher marketing incentive payments associated with the Company’s separately managed account business, and higher marketing incentive payments associated with the increase in long-term fund sales, which include initial public offerings of closed-end funds. The increase in headcount over the last twelve months reflects additions to the Company’s investment management, marketing and operations teams required to support the significant growth in assets under management.

Stock-based compensation included in “Compensation of officers and employees” was $8.3 million and $22.5 million in the second quarter and first six months of fiscal 2007, respectively, compared to $8.0 million and $20.5 million in the second quarter and first six months of fiscal 2006, respectively.

Amortization of deferred sales commissions

Amortization of deferred sales commissions increased by 2 percent in the second quarter of fiscal 2007 while remaining flat in the first six months of fiscal 2007 compared to the same periods a year earlier. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. As amortization expense is a function of the Company’s fund sales mix, a continuing shift away from Class B shares to other classes over time, particularly Class A shares, will likely result in reductions in amortization expense over time.

Service fees

Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B, and C) and certain private funds. Service fee expense increased by 21 percent and 20 percent in the second quarter and first six months of fiscal 2007, respectively, over the same periods a year earlier, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

Distribution expense

Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements (for certain Class C share and closed-end fund assets, calculated as a percentage of average assets under management), commissions paid to broker/dealers on the sale of Class A shares at net asset value, structuring fees paid on new closed-end fund offerings and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with the Company’s distribution partners.

Distribution expense increased by $50.5 million or 178 percent in the second quarter of fiscal 2007, primarily due to the payment of $46.3 million in one-time structuring fees in the second quarter of fiscal 2007 related to the offering of Eaton Vance Tax-Managed Global Diversified Equity Income fund, a $5.8 billion closed-end fund. Distribution expense for the first six months of fiscal 2007 also includes payment of $17.1 million in one-time structuring fees in the first quarter of fiscal 2007 related to the offering of Eaton Vance Tax-Managed Diversified Equity Income Fund, a $2.8 billion closed-end fund, and $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. in the first quarter of fiscal 2007 to terminate certain closed-end fund compensation agreements under which the Company was obligated to make recurring payments over time based on the assets of the respective closed-end funds. The termination of those agreements by a one-time payment will have the effect of reducing the Company’s distribution expense in future years by approximately $9.0 million annually, the amount of the compensation that it would otherwise have paid to the two parties under those agreements.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses incurred by the Company. Fund expenses increased by 13 percent and 11 percent in the second quarter and first six months of fiscal 2007 over the same periods a year earlier primarily as a result of increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds subadvised by external investment advisers. The increase in other fund-related expenses can be attributed to an increase in fund expenses for certain institutional funds for which the Company is paid an all-in management fee and bears the funds’ non-advisory expenses.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses decreased by 16 percent, or $3.9 million, in the second quarter of fiscal 2007 over the second quarter of fiscal 2006, primarily reflecting a decrease in the amortization of intangible assets of $9.0 million offset by increases in travel expense of $0.7 million, facilities-related expenses of $1.7 million, information technology expense of $1.6 million and consulting costs of $0.9 million. The decrease in the amortization of intangible assets can be attributed to the $8.9 million write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management in the second quarter of fiscal 2006. The increase in travel expense can be attributed primarily to additional travel costs incurred in the marketing of Eaton Vance Tax-Managed Global Diversified Equity Income fund in the second quarter of fiscal 2007. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased by the Company to support the 12 percent increase in headcount and an increase in the amortization of leasehold improvements associated with the acceleration of amortization schedules in anticipation of the Company’s move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an overall increase in outside data services and consulting costs incurred in conjunction with several significant system implementations over the last twelve months. The increase in consulting costs can be attributed primarily to executive recruiting costs incurred in the second quarter of fiscal 2007.

Other expenses increased by 2 percent, or $0.7 million, in the first six months of fiscal 2007 over the same period a year earlier, primarily reflecting a decrease in the amortization of intangible assets of $9.0 million offset by increases in travel expense of $1.5 million, facilities-related expenses of $3.2 million, and information technology expense of $4.3 million. The decrease in the amortization of intangible assets can be attributed to the $8.9 million write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management in the second quarter of fiscal 2006. The increase in travel expense can be attributed primarily to additional travel costs incurred in the marketing of Eaton Vance Tax-Managed Diversified Equity Income Fund and Eaton Vance Tax-Managed Global Diversified Equity Income Fund in the first and second quarters of fiscal 2007, respectively. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased by the Company to support the 12 percent increase in headcount and an increase in the amortization of leasehold improvements associated with the acceleration of amortization schedules in anticipation of the Company’s move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an overall increase in outside data services and consulting costs incurred in conjunction with several significant system implementations over the last twelve months.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Interest income	$2,058	$2,020	2%	$4,335	$3,742	16%
Interest expense	(57)	(360)	–84%	(84)	(724)	–88%
Gain on investments	965	2,886	–67%	1,673	3,547	–53%
Foreign currency loss	(61)	(71)	–14%	(133)	(127)	5%
Impairment loss on investments	—	—	NM	—	(592)	NM
Total other income	$2,905	$4,475	–35%	$5,791	$5,846	–1%

Interest income increased by 2 percent and 16 percent in the second quarter and first six months of fiscal 2007, respectively, over the same periods a year earlier, primarily due to an increase in short-term interest rates.

Interest expense decreased by 84 percent and 88 percent in the second quarter and first six months of fiscal 2007, respectively, over the same periods a year earlier, primarily due to the retirement of all of the Company’s long-term debt in August 2006.

The Company recognized impairment losses of $0.6 million in the first six months of fiscal 2006 related to its investments in one CDO entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 38.5 percent for all periods presented.

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

Minority Interest

Minority interest increased by 12 percent and 2 percent in the second quarter and first six months of fiscal 2007 over the same periods a year earlier. Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. Funds consolidated by the Company are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at April 30, 2007 reflects the Company’s 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, decreased by 64 percent and 34 percent in the second quarter and first six months of fiscal 2007, respectively, compared to the same periods a year earlier, primarily due to the Company’s sale of certain investments in sponsored mutual funds that were accounted for under the equity method in prior periods.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on April 30, 2007 and 2006 and for the six-month periods then ended:

Balance Sheet and Cash Flow Data

(in thousands)	April 30, 2007	October 31, 2006	% Change
Balance sheet data:
Cash and cash equivalents	$154,868	$206,705	–25%
Short-term investments	—	20,669	–100%
Long-term investments	84,482	73,075	16%
Deferred sales commissions	109,232	112,314	–3%
Deferred income taxes	21,269	22,520	–6%

	For the Six Months Ended April 30,
(in thousands)	2007	2006	% Change
Cash flow data:
Operating cash flows	$33,443	$9,966	236%
Investing cash flows	(6,314)	10,440	NM
Financing cash flows	(79,028)	(8,781)	NM

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

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 3 percent in the first half of fiscal 2007, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for stock-based compensation, decreased by 6 percent in the first half of fiscal 2007.

The following table details the Company’s future contractual obligations:

Contractual Obligations	Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$198.8	$9.8	$22.6	$25.2	$141.2
Investment in private equity partnership	$9.4	—	$9.4	—	—

In July 2006, the Company committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. Through April 30, 2007, the Company has invested $5.6 million of the total $15.0 million of committed capital.

In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by the Company to purchase the equity interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and sales will occur at varying times at varying amounts over the next 6 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. Although the timing and amounts of these purchases cannot be predicted with certainty, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in future years.

In April 2007, the minority investors in Parametric Portfolio Associates exercised a put option, requiring the Company to purchase an additional 2 percent interest in Parametric Portfolio Associates for $6.1 million. The transaction settled in May 2007 and increased the Company’s capital ownership interest from 82 to 84 percent. The additional purchase price will be allocated between intangible assets and goodwill in the third quarter based on an independent valuation.

In April 2007, Parametric Portfolio Associates announced the signing of a definitive agreement with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut, to merge with Parametric Risk Advisors LLC, a newly formed Parametric Portfolio Associates’ affiliate specializing in the use of options and other derivatives in the management of client investment portfolios. Parametric Portfolio Associates will initially hold a 40 percent interest in the newly formed entity. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the minority shareholders to sell their retained equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The transaction was completed on May 1, 2007.

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and the Company’s credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. On April 30, 2007, the Company had no outstanding borrowings under its revolving credit facility.

Operating Cash Flows

Operating cash flows of the Company are calculated by adjusting the net income to reflect changes in current assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $33.4 million and $10.0 million for the six months ended April 30, 2007 and 2006, respectively. The increase in cash provided by operating activities in the first six months of fiscal 2007 can be attributed primarily to an increase in cash provided by the purchase and sale of trading securities by the Company’s consolidated mutual funds, which regularly purchase and sell securities. In the first six months of fiscal 2007, the purchase and sale of trading securities by the Company’s consolidated funds increased cash by $20.8 million. In the first six months of fiscal 2006 this activity reduced cash by $80.2 million. Operating cash flows in the first six months of fiscal 2007 were reduced by $52.2 million in payments made by the Company to terminate certain closed-end fund compensation agreements and $63.4 million in structuring fee payments made by the Company related to the offering of Eaton Vance Tax-Managed Diversified Equity Income Fund in the first quarter of fiscal 2007 and Eaton Vance Tax-Managed Global Diversified Equity Income Fund in the second quarter of fiscal 2007.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $5.7 million in the first six months of fiscal 2007 compared to the same period a year earlier due primarily to a 72 percent increase in Class C share sales. The Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements and the purchase and sale of investments in Company-sponsored mutual funds that the Company does not consolidate. Cash used for investing activities totaled $6.3 million for the six months ended April 30, 2007, compared to cash provided by investing activities of $10.4 million for the first six months of fiscal 2006. Additions to equipment and leasehold improvements in the second quarter of both fiscal 2007 and 2006 primarily reflect additional leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount. In the first six months of fiscal 2007, the purchase and sale of available-for-sale securities reduced cash by $2.5 million. In the first six months of fiscal 2006, the same activity increased cash by $18.8 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows also include proceeds from the issuance of capital stock by the Company’s consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $79.0 million and $8.8 million for the six months ended April 30, 2007 and 2006, respectively.

In the first six months of fiscal 2007, the Company repurchased a total of 2.2 million shares of its non-voting common stock for $74.9 million under its authorized repurchase program and issued 1.5 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $24.1 million. The Company has authorization to purchase an additional 4.1 million shares under its present share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividends per share were $0.24 in the first six months of fiscal 2007 compared to $0.20 in the first six months of fiscal 2006.

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

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end funds reduce unamortized deferred sales commissions. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commission assets accordingly.

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

Investments in CDO Entities

The Company acts as collateral manager for a number of CDO entities pursuant to collateral management agreements between the Company and each CDO entity. At April 30, 2007, combined assets under management in the collateral pools of these CDO entities plus warehoused assets upon which the Company earns a management fee were approximately $3.7 billion. The Company had combined minority equity investments of $10.1 million in five of these entities on April 30, 2007.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its equity investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the equity interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $10.1 million carrying value of the minority equity investments on the Company’s Consolidated Balance Sheet at April 30, 2007.

A CDO entity issues non-recourse debt securities, which are sold in a private offering by an underwriter to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of floating-rate bank loans and/or high-yield bonds that the CDO entity purchases. The Company manages the collateral securities for a fee and, in most cases, is a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, the Company’s equity investment in a CDO entity is highly sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDO entities it manages is limited to its equity interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

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

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are probable and reasonably estimable as of April 30, 2007 and thus none have been recorded in the financial statements included in this report.

Inflation

The Company’s assets are, to a large extent, liquid in nature and therefore the Company does not believe that inflation has a material impact on the Company’s results of operations. To the extent that inflation, or the expectation thereof, results in rising interest rates, it may adversely affect the Company’s financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds and accounts the Company manages, which in turn would result in a decline in investment advisory revenue.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit, pension or other postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. The Company does not anticipate that the provisions of SFAS No. 158 will have an impact on the Company’s consolidated financial statements because the Company does not maintain any defined benefit, pension or other post-retirement plans.

In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for the Company’s fiscal year which begins on November 1, 2007. Management is currently evaluating the potential impact of the adoption of this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity and bond prices, interest rates, credit conditions, or currency exchange rates.

The Company’s primary direct exposure to equity price risk arises from its investments in sponsored equity funds and equity securities held by sponsored funds the Company consolidates. The Company’s investments in sponsored equity funds and equity securities are carried at fair value on the Company’s Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on the Company’s investments subject to equity price fluctuation at April 30, 2007:

(in thousands)	Carrying value	Carrying value assuming a 10% increase	Carrying value assuming a 10% decrease
Trading:
Equity securities	$14,709	$16,180	$13,238
Available for sale securities:
Sponsored funds	38,649	42,514	34,784
Total	$53,358	$58,694	$48,022

The Company’s primary direct exposure to falling interest rates arises from its investment in sponsored funds and debt securities held by sponsored funds the Company consolidates. The Company considered the negative effect on pre-tax interest income of a 50 basis point (0.50%) decline in interest rates as of April 30, 2007. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The following is a summary of the effect that a 50 basis point (0.50%) decline in interest rates would have on the Company’s pre-tax net income as of April 30, 2007:

(in thousands)	Carrying value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$764	$4
Available for sale securities:
Sponsored funds	4,237	21
Total	$5,001	$25

The Company’s primary direct exposure to credit risk arises from its minority equity interests in five CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets.

As a minority equity investor in a CDO entity, the Company is entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the floating-rate bank loans or high-yield bonds held by the CDO entity. The Company’s minority equity investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in minority equity interests in CDO entities is approximately $10.1 million at April 30, 2007, which represents the total value at risk with respect to such entities as of April 30, 2007.

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

Item 4. Controls and Procedures

As of April 30, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. Internal control over financial reporting is the process designed and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management has evaluated the effectiveness of internal control over financial reporting as of April 30, 2007 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2007.

Part II — Other Information

Item 1. Legal Proceedings

There have been no material developments in litigation previously reported in the Company’s SEC filings.

Item 1A. Risk Factors

The Company is subject to substantial competition in all aspects of its investment management business and there are few barriers to entry. The Company’s funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions competing with the Company have greater resources than the Company. The Company competes with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, the reputation of the Company and the services provided to investors. In addition, the Company’s ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which offer competing investment products and could elect to limit the distribution of the Company’s investment products. There can be no assurance that the Company will be able to retain access to these channels. The inability to have such access could have a material adverse effect on the Company’s business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with the Company’s competitors, the sales of the Company’s products as well as the Company’s market share, revenues and net income could decline.

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

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e., investment adviser, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors would generally negatively impact the Company’s revenue and net income.

Poor investment performance of the Company’s products could affect the Company’s sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance, along with achieving and maintaining superior distribution and client service, is critical to the Company’s success. While strong investment performance could stimulate sales of the Company’s investment products, poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment adviser fees the Company earns. Past or present performance in the investment products the Company manages is not indicative of future performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the second quarter of fiscal 2007:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs[1]	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2007 through February 28, 2007	145,962	$35.26	145,962	5,218,233
March 1, 2007 through March 31, 2007	480,412	$34.61	480,412	4,737,821
April 1, 2007 through April 30, 2007	631,221	$37.29	631,221	4,106,600
Total	1,257,595	$36.03	1,257,595	4,106,600

1 The Company’s current share repurchase program was announced on July 12, 2006. The Board authorized management to repurchase 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

(b) Reports on Form 8-K

The Company filed a Form 8-K with the SEC on February 28, 2007, regarding the Company’s press release of its results of operations for the quarter ended January 31, 2007.

The Company filed a Form 8-K with the SEC on March 22, 2007, announcing that Robert J. Whelan would join the Company as Vice President and Director of Finance in April 2007 and would become the next Chief Financial Officer upon the retirement of William M. Steul in October 2007.

The Company filed a Form 8-K with the SEC on April 13, 2007, to report assets under management as of March 31, 2007.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: June 7, 2007	/s/William M. Steul
(Signature) William M. Steul Chief Financial Officer

DATE: June 7, 2007	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer