Form 10-Q
period 2007-07-31
EATON VANCE CORP
filed 2007-09-07
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended July 31, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of The Securities and Exchange Act of 1934 For the transition period from ________________ to ______________

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Shares outstanding as of July 31, 2007:
          Voting Common Stock — 371,386 shares
          Non-Voting Common Stock — 123,223,109 shares

Eaton Vance Corp.

Form 10-Q
For the Three Months and Nine Months Ended July 31, 2007
Index

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2007	October 31, 2006
Assets

Current Assets:
Cash and cash equivalents	$136,081	$206,705
Short-term investments	—	20,669
Investment advisory fees and other receivables	112,581	94,669
Other current assets	8,111	7,324
Total current assets	256,773	329,367

Other Assets:
Deferred sales commissions	105,821	112,314
Goodwill	103,003	96,837
Other intangible assets, net	35,953	34,549
Long-term investments	87,595	73,075
Equipment and leasehold improvements, net	22,987	21,495
Other assets	558	558
Total other assets	355,917	338,828
Total assets	$612,690	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2007	October 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$77,906	$80,975
Accounts payable and accrued expenses	52,000	33,660
Dividend payable	14,886	15,187
Other current liabilities	30,805	9,823
Total current liabilities	175,597	139,645

Long-term Liabilities:
Deferred income taxes	17,490	22,520
Total long-term liabilities	17,490	22,520
Total liabilities	193,087	162,165
Minority interest	9,561	9,545
Commitments and contingencies	—	—

Shareholders’ Equity:
Common stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 371,386 and 309,760 shares, respectively	1	1
Non-voting common stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 123,223,109 and 126,125,717 shares, respectively	481	493
Notes receivable from stock option exercises	(2,574)	(1,891)
Accumulated other comprehensive income	6,091	4,383
Retained earnings	406,043	493,499
Total shareholders’ equity	410,042	496,485
Total liabilities and shareholders’ equity	$612,690	$668,195

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2007	2006	2007	2006
Revenue:
Investment advisory and administration fees	$205,892	$149,823	$560,726	$437,176
Distribution and underwriter fees	40,021	34,598	113,657	105,379
Service fees	39,597	31,235	111,166	89,238
Other revenue	1,422	919	4,743	3,118
Total revenue	286,932	216,575	790,292	634,911

Expenses:
Compensation of officers and employees	79,862	61,989	237,005	181,926
Amortization of deferred sales commissions	13,931	12,119	40,902	39,168
Service fee expense	31,420	24,063	86,320	69,896
Distribution expense	45,481	30,861	223,802	85,479
Fund expenses	5,490	4,074	14,164	11,873
Other expenses	21,890	15,584	60,952	53,988
Total expenses	198,074	148,690	663,145	442,330
Operating income	88,858	67,885	127,147	192,581

Other Income (Expense):
Interest income	2,667	2,197	7,002	5,938
Interest expense	(58)	(655)	(142)	(1,380)
Gains on investments	1,106	41	2,779	3,589
Foreign currency losses	(95)	(55)	(228)	(182)
Impairment loss on investments	—	—	—	(592)
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	92,478	69,413	136,558	199,954
Income taxes	(35,869)	(27,233)	(52,840)	(77,451)
Minority interest	(1,440)	(1,011)	(4,316)	(3,830)
Equity in net income of affiliates, net of tax	607	650	2,026	2,803
Net income before cumulative effect of change in accounting principle	55,776	41,819	81,428	121,476
Cumulative effect of change in accounting principle, net of tax	—	—	—	(626)
Net income	$55,776	$41,819	$81,428	$120,850

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited) (continued)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2007	2006	2007	2006
Earnings Per Share Before Cumulative Effect of Change In Accounting Principle:
Basic	$0.45	$0.33	$0.65	$0.95
Diluted	$0.41	$0.31	$0.60	$0.88

Earnings Per Share:
Basic	$0.45	$0.33	$0.65	$0.94
Diluted	$0.41	$0.31	$0.60	$0.88

Weighted Average Shares Outstanding:
Basic	124,818	127,211	125,649	128,292
Diluted	135,824	136,601	135,890	138,141

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2007	2006
Cash and cash equivalents, beginning of period	$206,705	$146,389

Cash Flows from Operating Activities:
Net income	81,428	120,850
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	33,390	28,770
Depreciation and other amortization	7,624	13,479
Amortization of deferred sales commissions	40,884	39,168
Payment of capitalized sales commissions	(44,173)	(39,836)
Contingent deferred sales charges received	9,812	11,978
Deferred income taxes	(5,960)	(6,596)
Interest on long-term debt and amortization of debt issuance costs	64	959
Gains on investments	(3,805)	(3,958)
Impairment loss on investments	—	592
Minority interest	4,316	3,830
Equity in net income of affiliates	(3,064)	(4,908)
Dividends received from affiliates	3,706	2,734
Cumulative effect of change in accounting principle, net of tax	—	626
Proceeds from the sale of trading investments	49,411	79,974
Purchase of trading investments	(28,549)	(160,172)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(17,907)	(5,524)
Other current assets	(910)	4,746
Other assets	(415)	1,494
Accrued compensation	(3,072)	(3,217)
Accounts payable and accrued expenses	18,307	4,303
Other current liabilities	20,971	(4,627)
Net cash provided by operating activities	162,058	84,665

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(7,211)	(10,039)
Purchase of management contracts	—	(1,230)
Purchase of minority member’s interest	(9,055)	(11,253)
Proceeds from sale of available-for-sale investments	13,022	25,512
Purchase of available-for-sale investments	(21,544)	(15,380)
Net cash used for investing activities	(24,788)	(12,390)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2007	2006
Cash Flows From Financing Activities:
Excess tax benefit of stock option exercises	8,238	3,036
Distributions to minority shareholders	(4,709)	(5,589)
Proceeds from issuance of common stock	388	—
Proceeds from issuance of non-voting common stock	37,633	20,194
Repurchase of common stock	(146)	—
Repurchase of non-voting common stock	(204,542)	(113,012)
Principal repayments on notes receivable from stock option exercises	608	1,086
Dividends paid	(45,452)	(38,691)
Proceeds from the issuance of mutual fund subsidiary’s capital stock	—	80,000
Net cash used for financing activities	(207,982)	(52,976)
Effect of currency rate changes on cash and cash equivalents	88	83
Net increase (decrease) in cash and cash equivalents	(70,624)	19,382
Cash and cash equivalents, end of period	$136,081	$165,771

Supplemental Cash Flow Information:
Interest paid	$78	$137
Income taxes paid	$30,492	$83,964

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$1,291	$388

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements (unaudited)

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

(2) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence, but not control, over the investee (such as representation on the investee’s board of directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

(3) Reclassifications and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain fund related expenses have been reclassified from other expenses to fund expenses. Certain fees earned on Class A shares have been reclassified from distribution expenses to distribution and underwriter fees.

(4) Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the basic and diluted earnings per share computations for the three and nine months ended July 31, 2007 and 2006:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
(in thousands, except per share data)	2007	2006	2007	2006
Net income — basic	$55,776	$41,819	$81,428	$120,850
Interest adjustment related to contingently convertible debt, net of tax	—	185	—	548
Net income — diluted	$55,776	$42,004	$81,428	$121,398
Weighted-average shares outstanding — basic	124,818	127,211	125,649	128,292
Incremental common shares from stock options and restricted stock awards	11,006	6,202	10,241	6,661
Incremental common shares related to contingently convertible debt	—	3,188	—	3,188
Weighted-average shares outstanding — diluted	135,824	136,601	135,890	138,141
Earnings per share:
Basic	$0.45	$0.33	$0.65	$0.94
Diluted	$0.41	$0.31	$0.60	$0.88

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on diluted earnings per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 100,715 and 140,400 for the nine months ended July 31, 2007 and 2006, respectively.

(5) Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2007:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	13.0	$57,691	$24,546	$33,145

Non-amortizing intangible assets:
Mutual fund management contract acquired		2,808	—	2,808
Total		$60,499	$24,546	$35,953

In the third quarter of fiscal 2007, the minority shareholders of Atlanta Capital Management Company, LLC (“Atlanta Capital”) exercised a put option whereby units representing a 3 percent ownership interest in Atlanta Capital were sold to the Company for $2.9 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2006. As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 80.4 percent on June 30, 2007, and the Company recorded intangible assets of $0.8 million representing client relationships acquired and goodwill of $2.0 million. The intangible asset will be amortized over a weighted average useful life of 8.8 years. The remainder of the purchase price was allocated to minority interest.

Also in the third quarter of fiscal 2007, the minority shareholders of Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) exercised a put option whereby units representing a 2 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $6.1 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2006. As a result of the transaction, the Company’s capital ownership interest in Parametric Portfolio Associates increased to 84 percent on May 31, 2007, and the Company recorded intangible assets of $1.8 million representing client relationships acquired and goodwill of $4.1 million. The intangible asset will be amortized over a weighted average useful life of 11.0 years. The remainder of the purchase price was allocated to minority interest.

In April 2007, Parametric Portfolio Associates announced the signing of a definitive agreement with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut, to merge with Parametric Risk Advisors LLC, a newly formed Parametric Portfolio Associates’ affiliate specializing in the use of options and other derivatives in the management of client investment portfolios. Parametric Portfolio Associates holds a 40 percent interest in the newly formed entity. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the minority shareholders to sell their retained equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The transaction was completed on May 1, 2007. As a result of the transaction, the Company recorded intangible assets of $0.7 million representing client relationships acquired. The intangible asset will be amortized over a weighted average useful life of 12.0 years.

(6) Investments

The following is a summary of investments at July 31, 2007:

(in thousands)	July 31, 2007
Long-term investments:
Debt securities	$756
Equity securities	14,899
Sponsored funds	38,900
Collateralized debt obligation entities	19,464
Investments in affiliates	12,631
Other investments	945
Total	$87,595

(7) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $33.4 million and $28.8 million for the nine months ended July 31, 2007 and 2006, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $8.6 million and $7.8 million for the nine months ended July 31, 2007 and 2006, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s non-voting common stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 1998 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 40.0 million shares have been reserved for issuance under the 1998 Plan. Through July 31, 2007, options to purchase 37.8 million shares have been issued pursuant to the 1998 Plan.

The Company’s current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 with a combined age and years of service equal to at least 75 years or with the Company’s consent. Because the terms and conditions of many of the Company’s outstanding stock options allow for non-forfeiture of options upon retirement, the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R “Accounting for Stock Based Compensation” (“SFAS 123R”) resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees subsequent to the implementation of SFAS 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, the adoption of SFAS 123R resulted in compensation expense recognition on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who will not become retirement eligible during the vesting period of the option (five years) is recognized on a straight-line basis. Prior to the implementation of SFAS 123R, and consistent with SFAS 123, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period, until such time as the employee retires. Upon notification of retirement, the remaining option expense is amortized over the remaining service period.

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

The weighted average fair values of options granted during the nine months ended July 31, 2007 and 2006 using the Black-Scholes option pricing model were as follows:

	July 31, 2007	July 31, 2006
Weighted average grant date fair value of options granted	$ 9.62	$ 8.35

Assumptions:
Dividend yield	1.1% to 1.5%	1.4% to 1.6%
Volatility	25% to 27%	27% to 29%
Risk-free interest rate	4.6% to 4.8%	4.5% to 5.1%
Expected life of options	6.8 years	6.8 years

Stock option transactions under the 1998 Plan are summarized as follows:

For the Nine Months Ended July 31, 2007
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	25,629	$17.83
Granted	4,557	30.43
Exercised	(1,882)	15.96
Forfeited/Expired	(399)	23.76
Options outstanding, end of period	27,905	$19.93	6.4	$612,131
Options exercisable, end of period	14,322	$15.61	5.0	$375,946
Vested or expected to vest at July 31, 2007	27,362	$19.84	6.4	$602,684

The Company received $30.0 million and $13.7 million related to the exercise of options under the 1998 Plan for the nine months ended July 31, 2007 and 2006, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2007 and 2006 was $39.4 million and $22.1 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2007 was $27.4 million.

The Company recorded compensation expense of $30.9 million and $26.9 million for the nine months ended July 31, 2007 and 2006, respectively, relating to the 1998 Plan. As of July 31, 2007, there was $72.3 million of deferred compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s non-voting common stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse five years from date of grant. A total of 2.0 million shares have been reserved under the plan.

In the nine months ended July 31, 2007, 13,269 shares were issued pursuant to this plan at a weighted average fair value of $45.22 per share. In the nine months ended July 31, 2006, 40,209 shares were issued pursuant to the plan at a weighted average grant date fair value of $24.87 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.8 million for the nine months ended July 31, 2007 and 2006, relating to shares issued pursuant to this plan. As of July 31, 2007, there was $2.4 million of compensation cost related to nonvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

A summary of the Company’s restricted stock activity for the quarter ended July 31, 2007, is presented below:

For the Nine Months Ended July 31, 2007
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	210	$19.79
Granted	13	45.22
Vested	(45)	18.84
Forfeited/Expired	—	—
Nonvested, end of period	178	$21.93

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s non-voting common stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. non-voting common stock at the lower of 90 percent of the market price of the non-voting common stock at the beginning or at the end of each six-month offering period. Through July 31, 2007, 7.2 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $1.0 million and $0.6 million for the nine months ended July 31, 2007 and 2006, respectively, relating to the Employee Stock Purchase Plan. The Company received $3.3 million and $2.9 million related to shares issued under the Employee Stock Purchase Plan in the nine months ended July 31, 2007 and 2006, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s non-voting common stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of non-voting common stock at 90 percent of the average market price of the stock for the five business days subsequent to the end of the offering period. Through July 31, 2007, 3.1 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.7 million and $0.5 million for the nine months ended July 31, 2007 and 2006, respectively, relating to the Incentive Plan-Stock Alternative. The Company received $5.6 million and $3.6 million related to shares issued under the Incentive Plan-Stock Alternative in the nine months ended July 31, 2007 and 2006, respectively.

(8) Common Stock Repurchases

The Company’s current share repurchase program was announced on July 11, 2007. The Board authorized management to repurchase up to 8.0 million shares of its non-voting common stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2007, the Company purchased approximately 3.9 million shares of its non-voting common stock under a previous share repurchase authorization and 1.3 million shares under the current share repurchase authorization. Approximately 6.7 million additional shares may be repurchased under the current authorization.

(9) Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $29.0 million at July 31, 2007, which exceeded its minimum net capital requirement of $2.0 million. EVD’s ratio of aggregate indebtedness to net capital at July 31, 2007 was 1.04 to 1.

(10) Income Taxes

The provision for income taxes for the nine months ended July 31, 2007 and 2006 consists of the following:

	For the Nine Months Ended July 31,
(in thousands)	2007	2006
Current:
Federal	$52,620	$75,735
State	6,178	8,311
Deferred:
Federal	(5,414)	(6,023)
State	(544)	(572)
Total	$52,840	$77,451

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	July 31, 2007	October 31, 2006
Deferred tax assets:
Stock-based compensation	$31,593	$26,584
Deferred rent	732	838
Differences between book and tax bases of investments	1,726	1,993
Differences between book and tax bases of property	936	160
Other	635	483
Total deferred tax asset	$35,622	$30,058

Deferred tax liabilities:
Deferred sales commissions	$(39,725)	$(41,947)
Differences between book and tax bases of goodwill and intangibles	(8,199)	(6,371)
Unrealized net holding gains on investments	(3,640)	(2,584)
Total deferred tax liability	$(51,564)	$(50,902)
Net deferred tax liability	$(15,942)	$(20,844)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at July 31, 2007 and October 31, 2006 are as follows:

(in thousands)	July 31, 2007	October 31, 2006
Net current deferred tax asset, included in other current assets	$1,548	$1,676
Net non-current deferred tax liability	(17,490)	(22,520)
Net deferred tax liability	$(15,942)	$(20,844)

The exercise of stock options resulted in a reduction of taxes payable of approximately $8.2 million and $3.0 million for the nine months ended July 31, 2007 and 2006, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates, cumulative effect of change in accounting principle and income taxes) was 38.7 percent for the nine months ended July 31, 2007 and 2006. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(11) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the nine months ended July 31, 2007 and 2006 are as follows:

	For the Nine Months Ended July 31,
(in thousands)	2007	2006
Net income	$81,428	$120,850
Net unrealized gains on available-for-sale securities, net of income taxes of $1,020 and $62, respectively	1,650	87
Foreign currency translation adjustments, net of income taxes of $37 and $30, respectively	58	52
Comprehensive income	$83,136	$120,989

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $5.6 million of the total $15.0 million of committed capital at July 31, 2007.

(13) Recent Accounting Developments

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under the provisions of EITF 06-11 a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statement Nos. 87, 88, 106, and 132(R).” SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit, pension or other postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006 for employers with publicly traded equity securities. The Company does not anticipate that the provisions of SFAS No. 158 will have an impact on the Company’s consolidated financial statements because the Company does not maintain any defined benefit, pension or other post-retirement plans.

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

In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for the Company’s fiscal year which begins on November 1, 2007. Management is currently evaluating the potential impact of the adoption of this interpretation.

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

The Company’s principal marketing strategy is to distribute its retail products (including funds and retail managed accounts) primarily through financial intermediaries in the advice channel. The Company has a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. The Company supports these distribution partners with a team of more than 150 regional and Boston-based sales professionals serving the needs of the Company’s partners and clients across the United States, Latin America and Europe. Specialized sales and marketing teams provide the increasingly sophisticated information required for distributing the Company’s privately placed funds, retail managed accounts, retirement products and charitable giving vehicles.

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

The Company’s revenue is derived primarily from investment advisory, administration, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Fees paid to the Company are based primarily on the value of the investment portfolios managed by the Company and fluctuate with changes in the total value of the assets under management. Such fees are recognized over the period that the Company manages these assets. The Company’s major expenses are employee compensation, amortization of deferred sales commissions and distribution-related expenses.

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

Assets Under Management

Assets under management of $152.3 billion on July 31, 2007 were 26 percent higher than the $120.4 billion reported a year earlier. Long-term fund net inflows contributed $20.6 billion to growth in assets under management over the last twelve months, including $10.6 billion of open-end and private fund net inflows and $10.0 billion of closed-end fund net inflows. Separate account net inflows totaled $2.2 billion, reflecting $3.6 billion of retail managed account net inflows offset by $1.4 billion of institutional and high-net-worth net outflows. Market price appreciation, reflecting favorable equity markets, contributed $9.9 billion and a decrease in cash management assets reduced assets under management by $0.9 billion.

Ending Assets Under Management by Investment Objective(1)

	July 31,
(in billions)	2007	2006	% Change
Equity assets	$98.8	$71.5	38%
Fixed income assets	31.5	27.3	15%
Floating-rate bank loan assets	22.0	21.6	2%
Total	$152.3	$120.4	26%

(1) Includes funds and separate accounts.

Equity assets represented 65 percent of total assets under management on July 31, 2007, up from 59 percent on July 31, 2006. Assets in equity funds managed for after-tax returns totaled $52.2 billion and $37.1 billion on July 31, 2007 and 2006, respectively. Fixed income assets, including cash management funds, represented 21 percent of total assets under management on July 31, 2007, compared to 23 percent on July 31, 2006. Fixed income assets included $17.6 billion and $13.4 billion of tax-exempt municipal bond funds and $1.6 billion and $2.5 billion of cash management fund assets on July 31, 2007 and 2006, respectively. Floating-rate bank loan assets represented 14 percent of total assets under management on July 31, 2007, compared to 18 percent on July 31, 2006.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2007	2006	% Change	2007	2006	% Change
Long-term funds:
Closed-end funds	$1.3	$0.2	550%	$9.9	$0.3	NM
Open-end funds	2.1	1.5	40%	7.2	3.8	89%
Private funds	(0.2)	1.5	NM (2)	1.2	1.8	–33%
Total long-term fund net inflows	3.2	3.2	—	18.3	5.9	210%
Institutional/HNW(1) accounts	(0.2)	(0.5)	60%	(0.6)	(1.3)	54%
Retail managed accounts	1.2	—	NM	3.0	0.7	329%
Total separate account net inflows	1.0	(0.5)	NM	2.4	(0.6)	NM
Total net inflows	$4.2	$2.7	56%	$20.7	$5.3	291%

(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Long-term fund net inflows totaled $3.2 billion in both the third quarter of fiscal 2007 and in the third quarter of fiscal 2006. Closed-end fund offerings contributed significantly to net inflows in the third quarter of fiscal 2007, with $1.3 billion in closed-end fund assets added. Open-end fund net inflows of $2.1 billion and $1.5 billion in the third quarters of fiscal 2007 and 2006, respectively, reflect gross inflows of $6.0 billion and $3.9 billion, respectively, an increase of 54 percent year-over-year. Open-end fund redemptions totaled $3.9 billion and $2.4 billion for the third quarter of fiscal 2007 and 2006, respectively, an increase of 63 percent year over year. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, had net outflows of $0.2 billion in the third quarter of fiscal 2007 compared to net inflows of $1.5 billion in the third quarter of fiscal 2006.

Separate accounts contributed net inflows of $1.0 billion in the third quarter of fiscal 2007, compared to net outflows of $0.5 billion in the third quarter of fiscal 2006. Retail managed account net inflows totaled $1.2 billion in the third quarter of fiscal 2007, compared to $36 million in the third quarter of fiscal 2006. Retail managed account net inflows in fiscal 2007 reflect strong net sales of Parametric Portfolio Associates’ tax efficient overlay and core equity products and Eaton Vance Management’s (“EVM’s”) large cap value product. Institutional and high-net-worth separate account net outflows totaled $0.2 billion in the third quarter of fiscal 2007 compared to net outflows of $0.5 billion in the third quarter of fiscal 2006.

The following table summarizes the asset flows by investment objective for the three and nine month periods ended July 31, 2007 and 2006:

Asset Flows

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2007	2006	% Change	2007	2006	% Change
Equity fund assets — beginning	$68.2	$50.1	36%	$53.2	$45.1	18%
Sales/inflows	4.2	2.1	100%	18.7	5.8	222%
Redemptions/outflows	(1.7)	(1.4)	21%	(5.1)	(4.1)	24%
Exchanges	—	—	—	—	—	—
Market value change	(1.0)	(1.2)	17%	2.9	2.8	4%
Equity fund assets — ending	69.7	49.6	41%	69.7	49.6	41%

Fixed income fund assets — beginning	24.5	19.1	28%	21.5	18.2	18%
Sales/inflows	1.9	1.3	46%	6.1	3.4	79%
Redemptions/outflows	(1.1)	(0.5)	120%	(2.4)	(1.6)	50%
Exchanges	—	—	—	(0.1)	—	NM
Market value change	(0.9)	—	NM	(0.7)	(0.1)	NM
Fixed income fund assets — ending	24.4	19.9	23%	24.4	19.9	23%

Floating-rate bank loan fund assets — beginning	21.4	17.8	20%	20.0	16.8	19%
Sales/inflows	2.0	2.5	–20%	5.6	5.5	2%
Redemptions/outflows	(2.1)	(0.8)	163%	(4.6)	(3.1)	48%
Exchanges	(0.1)	—	NM	(0.1)	—	NM
Market value change	(0.2)	—	NM	0.1	0.3	–67%
Floating-rate bank loan fund assets — ending	21.0	19.5	8%	21.0	19.5	8%

Total long-term fund assets — beginning	114.1	87.0	31%	94.7	80.1	18%
Sales/inflows	8.1	5.9	37%	30.4	14.7	107%
Redemptions/outflows	(4.9)	(2.7)	81%	(12.1)	(8.8)	38%
Exchanges	(0.1)	—	NM	(0.2)	—	NM
Market value change	(2.1)	(1.2)	75%	2.3	3.0	–23%
Total long-term fund assets — ending	115.1	89.0	29%	115.1	89.0	29%

Separate accounts — beginning	34.1	30.2	13%	30.5	27.6	11%
Inflows — HNW and institutional	1.4	0.4	250%	3.1	1.7	82%
Outflows — HNW and institutional	(1.6)	(0.9)	78%	(3.7)	(3.0)	23%
Inflows — retail managed accounts	1.9	0.8	138%	4.6	2.5	84%
Outflows — retail managed accounts	(0.7)	(0.8)	–13%	(1.6)	(1.8)	–11%
Market value change	0.2	(0.8)	NM	2.4	1.5	60%
Assets acquired	0.3	—	NM	0.3	0.4	–25%
Separate accounts — ending	35.6	28.9	23%	35.6	28.9	23%

Cash management fund assets — ending	1.6	2.5	–36%	1.6	2.5	–36%
Assets under management — ending	$152.3	$120.4	26%	$152.3	$120.4	26%

Ending Assets Under Management by Asset Class

	July 31,
(in billions)	2007	2006	% Change
Open-end funds:
Class A (1)	$33.6	$24.4	38%
Class B (1)	6.1	6.9	–12%
Class C (1)	9.7	7.9	23%
Class I (1)	3.3	3.0	10%
Other (2)	2.9	2.6	12%
Total open-end funds	55.6	44.8	24%
Private funds (3)	28.7	24.9	15%
Closed-end funds	32.4	21.8	49%
Total fund assets	116.7	91.5	28%
HNW and institutional account assets	22.4	20.6	9%
Retail managed account assets	13.2	8.3	59%
Total separate account assets	35.6	28.9	23%
Total	$152.3	$120.4	26%

(1)	Includes bank loan interval funds with similar pricing structures.
(2)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

The Company currently sells its sponsored mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). The Company waives the sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 77 percent of total assets under management on July 31, 2007, compared to 76 percent on July 31, 2006. Class A share assets increased to 22 percent of total assets under management on July 31, 2007 from 20 percent on July 31, 2006, while Class B share assets dropped to 4 percent on July 31, 2007 from 6 percent on July 31, 2006. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares in the industry and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 6 percent and 7 percent of total assets under management on July 31, 2007 and 2006, respectively, while Class I share assets represented 2 percent of total assets under management on both July 31, 2007 and 2006. Private funds represented 19 percent and 21 percent of the Company’s total assets under management on July 31, 2007 and 2006, respectively. Closed-end funds increased to 21 percent of the Company’s total assets under management on July 31, 2007, up from 18 percent on July 31, 2006.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $35.6 billion on July 31, 2007, up from $28.9 billion on July 31, 2006. High-net-worth and institutional account assets increased by 9 percent year over year, while retail managed account assets increased by 59 percent. Retail managed account assets were positively impacted over the last twelve months by strong net sales of Parametric Portfolio Associates’ tax-efficient overlay and core equity products and EVM’s large-cap value product.

The average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide useful information in the analysis of the Company’s revenue and asset-based distribution expenses. With the exception of the Company’s separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, the Company’s investment advisory, administration, distribution and service fees are calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class (1)

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2007	2006	% Change	2007	2006	% Change
Open-end funds:
Class A (2)	$33.6	$23.6	42%	$31.0	$21.6	44%
Class B (2)	6.3	7.1	–11%	6.4	7.4	–14%
Class C (2)	9.8	7.8	26%	9.1	7.7	18%
Class I (2)	3.2	2.6	23%	3.0	2.3	30%
Other (3)	2.9	2.6	12%	2.8	2.6	8%
Total open-end funds	55.8	43.7	28%	52.3	41.6	20%
Private funds (4)	29.3	24.0	22%	28.1	23.0	22%
Closed-end funds	32.3	21.8	48%	29.0	21.6	34%
Total fund assets	117.4	89.5	31%	109.4	86.2	27%
HNW and institutional account assets	22.4	21.1	6%	21.6	21.1	2%
Retail managed account assets	12.8	8.3	54%	11.4	7.9	44%
Total separate account assets	35.2	29.4	20%	33.0	29.0	14%
Total	$152.6	$118.9	28%	$142.4	$115.2	24%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes bank loan interval funds with similar pricing structures.
(3)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.
(4)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

The Company reported net income of $55.8 million or $0.41 per diluted share in the third quarter of fiscal 2007 compared to $41.8 million or $0.31 per diluted share in the third quarter of fiscal 2006. Operating results for the third quarter of fiscal 2007 include the payment of $12.6 million in one-time structuring fees and $2.2 million in marketing incentives related to the offering of Eaton Vance Risk-Managed Diversified Equity Income Fund, a $1.2 billion closed-end fund. These payments, which are included in distribution expense and compensation expense, respectively, reduced diluted earnings per share for the third quarter and first nine months of 2007 by $0.07 per share.

Operating results for the first nine months of fiscal 2007 also include the payment of $46.3 million in one-time structuring fees and $8.1 million in marketing incentives related to the second quarter offering of Eaton Vance Tax-Managed Global Diversified Equity Income fund and $17.1 million in one-time structuring fees and $4.7 million in marketing incentives related to the first quarter offering of Eaton Vance Tax-Managed Diversified Equity Income Fund. These one-time structuring fees and marketing incentives, which are included in distribution expense and compensation expense, respectively, reduced earnings for the first nine months of fiscal 2007 by $0.35 per diluted share.

In the first quarter of fiscal 2007, the Company made payments totaling $52.2 million to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate compensation agreements in respect of certain of the Company’s previously offered closed-end funds under which the Company was obligated to make payments over time based on the assets of the respective closed-end funds. These one-time termination payments, which are included in distribution expense, reduced diluted earnings for the first nine months of fiscal 2007 by $0.24 per share. The termination of those agreements by a one-time payment will have the result of reducing the Company’s distribution expense in future years by approximately $9.0 million annually, the amount of the compensation that it would otherwise have paid to the two parties under those agreements.

Results of Operations

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands, except per share data)	2007	2006	% Change	2007	2006	% Change
Operating income	$88,858	$67,885	31%	$127,147	$192,581	–34%
Net income	$55,776	$41,819	33%	$81,428	$120,850	–33%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.45	$0.33	36%	$0.65	$0.95	–32%
Diluted	$0.41	$0.31	32%	$0.60	$0.88	–32%
Earnings per share:
Basic	$0.45	$0.33	36%	$0.65	$0.94	–31%
Diluted	$0.41	$0.31	32%	$0.60	$0.88	–32%

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

The following table provides a reconciliation of operating income to adjusted operating income:

Reconciliation of Operating Income to Adjusted Operating Income

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Operating income	$88,858	$67,885	31%	$127,147	$192,581	–34%
Closed-end fund structuring fees	12,562	1,486	745%	75,998	1,486	NM
Payments to terminate closed-end fund compensation agreements	—	—	—	52,178	—	NM
Write-off of intangible assets	—	—	—	—	8,876	NM
Stock-based compensation	10,914	8,271	32%	33,390	28,770	16%
Adjusted operating income	$112,334	$77,642	45%	$288,713	$231,713	25%

Revenue

The Company’s effective fee rate (total revenue as a percentage of average assets under management) was 75 basis points and 74 basis points in the third quarter of fiscal 2007 and first nine months of fiscal 2007, respectively, compared to 73 basis points and 74 basis points in the third quarter and first nine months of fiscal 2006, respectively.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Investment advisory and administration fees	$205,892	$149,823	37%	$560,726	$437,176	28%
Distribution and underwriter fees(1)	40,021	34,598	16%	113,657	105,379	8%
Service fees	39,597	31,235	27%	111,166	89,238	25%
Other revenue	1,422	919	55%	4,743	3,118	52%
Total revenue	$286,932	$216,575	32%	$790,292	$634,911	24%

(1)	Certain amounts from prior quarters have been reclassified to conform to the current year presentation.

Investment advisory and administration fees
Investment advisory and administration fees are generally determined by contractual agreements with the Company’s sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of investment advisory and administration fees earned, while shifts in asset mix affect the Company’s effective fee rate.

The increase in investment advisory and administration fees of 37 percent and 28 percent in the third quarter and first nine months of fiscal 2007, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management. Average assets under management increased by 28 percent and 24 percent in the third quarter and first nine months of fiscal 2007, respectively, over the same periods a year ago. Fund effective investment advisory and administration fee rates increased to 59 basis points for the first nine months of fiscal 2007 from 56 basis points for the first nine months of fiscal 2006, while separately managed account effective advisory fee rates declined slightly to 31 basis points in the first nine months of fiscal 2007 from 32 basis points in the first nine months of fiscal 2006.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percentage of average assets under management in specific share classes of the Company’s mutual funds as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of the Company’s sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on fee-based account sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments increased 14 percent to $35.9 million in the third quarter of fiscal 2007 from $31.4 million in the third quarter of fiscal 2006, reflecting an increase in average Class A, Class C and certain private fund assets subject to distribution fees, partly offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 11 percent year-over-year in the third quarter of fiscal 2007, while average Class C share and private fund assets under management subject to distribution fees increased by 26 percent and 22 percent, respectively. Class A share assets that are subject to distribution fees increased by 240 percent year-over-year and consist primarily of the Class A shares of the Company’s Emerald Funds, a family of funds for non-U.S. investors. Underwriter fees and other distribution income increased 28 percent to $4.1 million in the third quarter of fiscal 2007 from $3.2 million in the third quarter of fiscal 2006, primarily reflecting an increase in sales of Class A shares and an increase in other distribution income.

Distribution plan payments increased 7 percent to $102.6 million in the first nine months of fiscal 2007 from $95.6 million in the first nine months of fiscal 2006, reflecting an increase in average Class A, Class C and certain private fund assets subject to distribution fees partly offset by a decrease in average Class B share assets under management. As noted in the table “Average Assets Under Management by Asset Class,” average Class B share assets under management declined 14 percent year-over-year in the first nine months of fiscal 2007, while average Class C share and private fund assets under management subject to distribution fees increased by 18 percent and 22 percent, respectively. Class A share assets that are subject to distribution fees increased by 184 percent year-over-year and consist primarily of the Class A shares of the Company’s Emerald Funds. Underwriter fees and other distribution income increased by 16 percent to $11.1 million in the first nine months of fiscal 2007 from $9.6 million in the first nine months of fiscal 2006, primarily reflecting an increase in Class A share sales and an increase in other distribution income.

Service fees
Service plan payments, which are made under contractual agreements with the Company’s sponsored funds, are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to the principal underwriter (Eaton Vance Distributors, Inc., a wholly owned subsidiary of EVM) for service and/or the maintenance of shareholder accounts.

Service fee revenue increased by 27 percent in the third quarter and 25 percent in the first nine months of fiscal 2007 over the same periods a year ago, primarily reflecting a 25 percent and 24 percent increase in average assets under management in Class A, B, and C shares and private funds subject to service fees for the three and nine month periods ended July 31, 2007, respectively.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds, increased by 55 percent or $0.5 million in the third quarter of fiscal 2007 over the same period a year ago. The increase in other revenue can be primarily attributed to an increase in investment income related to consolidated funds for the periods during which they were consolidated. Other revenue for the third quarter of fiscal 2007 includes $0.4 million of investment income related to consolidated funds. There was no corresponding amount in the third quarter of fiscal 2006.

Other revenue increased by 52 percent in the first nine months of fiscal 2007 over the same period a year ago, primarily due to increases in shareholder service fees and miscellaneous dealer income totaling $1.3 million. Other revenue for the first nine months of fiscal 2007 and 2006 includes $1.2 million and $0.9 million, respectively, of investment income related to consolidated funds for the periods during which they were consolidated.

Expenses

Operating expenses increased by 33 percent in the third quarter of fiscal 2007, primarily reflecting increases in compensation, service fees, and distribution expenses.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Compensation of officers and employees:
Cash-based compensation	$68,948	$53,718	28%	$203,615	$153,156	33%
Stock-based compensation	10,914	8,271	32%	33,390	28,770	16%
Total compensation of officers and employees	79,862	61,989	29%	237,005	181,926	30%
Amortization of deferred sales commissions	13,931	12,119	15%	40,902	39,168	4%
Service fee expense	31,420	24,063	31%	86,320	69,896	23%
Distribution expense (1)	45,481	30,861	47%	223,802	85,479	162%
Fund expenses	5,490	4,074	35%	14,164	11,873	19%
Other expenses	21,890	15,584	40%	60,952	53,988	13%
Total expenses	$198,074	$148,690	33%	$663,145	$442,330	50%

(1)	Certain amounts from prior quarters have been reclassified to conform to the current year presentation.

Compensation of officers and employees
Compensation expense increased by 29 percent and 30 percent in the third quarter and first nine months of fiscal 2007 compared to the same periods a year earlier. The increase in compensation expense in both periods can be attributed to higher marketing incentive payments associated with sales of the Company’s funds and separately managed accounts, including the initial public offerings of closed-end funds, higher adjusted operating income-based bonus accruals, base compensation expense associated with an 11 percent increase in headcount, and higher stock-based compensation expense. The increase in headcount over the last twelve months reflects additions to the Company’s investment management, marketing and operations teams required to support the significant growth in assets under management.

Stock-based compensation included in “Compensation of officers and employees” was $10.9 million and $33.4 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $8.3 million and $28.8 million in the third quarter and first nine months of fiscal 2006, respectively.

Amortization of deferred sales commissions
Amortization of deferred sales commissions increased by 15 percent in the third quarter of fiscal 2007 and 4 percent in the first nine months of fiscal 2007 compared to the same periods a year earlier. Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds.

Service fees
Service fees the Company receives from sponsored funds are generally retained by the Company in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of the Company’s mutual funds (principally Classes A, B, and C) and certain private funds. Service fee expense increased by 31 percent and 23 percent in the third quarter and first nine months of fiscal 2007, respectively, over the same periods a year earlier, reflecting increases in average long-term fund assets retained more than one year in funds and share classes that are subject to service fees.

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

Distribution expense increased by $14.6 million, or 47 percent in the third quarter of fiscal 2007 over the same period a year earlier, primarily due to the payment of $12.6 million in one-time structuring fees in the third quarter of fiscal 2007 related to the July offering of Eaton Vance Risk-Managed Diversified Equity Income Fund, a $1.2 billion closed-end fund.

Distribution expense increased by $138.3 million or 162 percent in the first nine months of fiscal 2007 over the same period a year earlier, primarily reflecting the payment of $12.6 million in one-time structuring fees related to the offering of Eaton Vance Risk-Managed Diversified Equity Income Fund in the third quarter of fiscal 2007 as noted in the preceding paragraph, as well as the payment of one-time structuring fees of $46.3 million and $17.1 million related to the offering of Eaton Vance Tax-Managed Global Diversified Equity Income Fund and Eaton Vance Tax-Managed Diversified Equity Income Fund in the second quarter and first quarter of fiscal 2007, respectively. Distribution expense for the nine months ended July 31, 2007 also includes $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. in the first quarter of fiscal 2007 to terminate certain closed-end fund compensation agreements under which the

Company was obligated to make recurring payments over time based on the assets of the respective closed-end funds. The termination of those agreements by a one-time payment will have the effect of reducing the Company’s distribution expense in future years by approximately $9.0 million annually, the amount of the compensation that it would otherwise have paid to the two parties under those agreements.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses incurred by the Company. Fund expenses increased by 35 percent and 19 percent in the third quarter and first nine months of fiscal 2007 over the same periods a year earlier primarily as a result of increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which external investment advisers act as subadvisors. The increase in other fund-related expenses can be attributed to an increase in fund expenses for certain institutional funds for which the Company is paid an all-in management fee and bears the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 40 percent, or $6.3 million, in the third quarter of fiscal 2007 over the third quarter of fiscal 2006, primarily reflecting increases in travel expense of $0.6 million, facilities-related expenses of $1.9 million, information technology expense of $2.3 million and consulting costs of $1.1 million. The increase in travel expense can be attributed primarily to additional travel costs incurred in the marketing of Eaton Vance Risk-Managed Diversified Equity Income Fund in the third quarter of fiscal 2007. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased by the Company to support the growth in headcount and an increase in the amortization of leasehold improvements associated with the acceleration of amortization schedules in anticipation of the Company’s move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an overall increase in outside data services and consulting costs incurred in conjunction with several significant system implementations over the last twelve months. The increase in consulting costs can be attributed primarily to increases in legal, audit, recruiting and other general consulting costs in the third quarter of fiscal 2007.

Other expenses increased by 13 percent, or $7.0 million, in the first nine months of fiscal 2007 over the same period a year earlier, primarily reflecting a decrease in the amortization of intangible assets of $9.0 million offset by increases in travel expense of $2.1 million, facilities-related expenses of $5.1 million, information technology expense of $6.5 million and consulting expense of $2.0 million. The decrease in the amortization of intangible assets can be attributed to the $8.9 million write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management in the second quarter of fiscal 2006. The increase in travel expense can be attributed primarily to additional travel costs incurred in the marketing of Eaton Vance Tax-Managed Diversified Equity Income Fund, Eaton Vance Tax-Managed Global Diversified Equity Income Fund and Eaton Vance Risk-Managed Diversified Equity Income Fund in the first, second and third quarters of fiscal 2007, respectively. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased by the Company to support the growth in headcount and an increase in the amortization of leasehold improvements associated with the acceleration of amortization schedules in anticipation of the Company’s move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an overall increase in outside data services and consulting costs incurred in conjunction with several significant system implementations over the last twelve months. The increase in consulting costs can be attributed primarily to increases in recruiting, other general consulting and audit costs in the first nine months of fiscal 2007.

Other Income and Expense

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2007	2006	% Change	2007	2006	% Change
Interest income	$2,667	$2,197	21%	$7,002	$5,938	18%
Interest expense	(58)	(655)	–91%	(142)	(1,380)	–90%
Gains on investments	1,106	41	NM	2,779	3,589	–23%
Foreign currency losses	(95)	(55)	73%	(228)	(182)	25%
Impairment loss on investments	—	—	—	—	(592)	NM
Total other income	$3,620	$1,528	137%	$9,411	$7,373	28%

Interest income increased by 21 percent and 18 percent in the third quarter and first nine months of fiscal 2007, respectively, over the same periods a year earlier, primarily due to higher returns on invested cash.

Interest expense decreased by 91 percent and 90 percent in the third quarter and first nine months of fiscal 2007, respectively, over the same periods a year earlier, primarily due to the retirement of all of the Company’s long-term debt in August 2006.

The Company realized gains of $1.1 million upon the disposition of certain investments in sponsored funds and $1.2 million on liquidation of an investment in a collateralized debt obligation entity in the first nine months of fiscal 2007. The Company realized gains of $2.2 million upon the disposition of certain investments in sponsored funds and $1.4 million on liquidation of an investment in a collateralized debt obligation entity in the first nine months of fiscal 2006.

The Company recognized an impairment loss of $0.6 million in the first nine months of 2006 related to its investment in one collateralized debt obligation entity. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entity’s investments.

Income Taxes

The Company’s effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 38.7 percent for the first nine months of fiscal 2007 and 2006.

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

Minority Interest

Minority interest increased by 42 percent and 13 percent in the third quarter and first nine months of fiscal 2007 over the same periods a year earlier, primarily due to an increase in the profitability of Parametric Portfolio Associates. Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates are limited liability companies that are treated as partnerships for tax purposes. Funds consolidated by the Company are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at July 31, 2007 reflects the Company’s 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, decreased by 7 percent and 28 percent in the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods a year earlier, primarily due to the Company’s sale of certain investments in sponsored mutual funds that were accounted for under the equity method in prior periods.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to the Company’s liquidity and capital resources on July 31, 2007 and October 31, 2006 and for the nine months ended July 31, 2007 and 2006:

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2007	October 31, 2006	% Change
Balance sheet data:
Cash and cash equivalents	$136,081	$206,705	–34%
Short-term investments	—	20,669	–100%
Long-term investments	87,595	73,075	20%
Deferred sales commissions	105,821	112,314	–6%
Deferred income taxes	17,490	22,520	–22%

	For the Nine Months Ended July 31,
(in thousands)	2007	2006	% Change
Cash flow data:
Operating cash flows	$162,058	$84,665	91%
Investing cash flows	(24,788)	(12,390)	100%
Financing cash flows	(207,982)	(52,976)	293%

The Company’s financial condition is highly liquid, with a significant percentage of the Company’s assets represented by cash and cash equivalents. Short-term investments include investments in the Company’s sponsored cash management funds. Long-term investments consist principally of investments in certain of the Company’s sponsored mutual funds, investments in affiliates and investments in CDO entities.

The Company had significant demands on its cash flow during the first nine months of fiscal 2007. Cash outflows included $52.2 million in one-time payments made by the Company to terminate certain closed-end fund compensation agreements, $76.0 million in structuring fee payments made by the Company related to new closed-end fund offerings and $14.8 million in sales-based incentives related to new closed-end fund offerings.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 6 percent in the first nine months of fiscal 2007, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for stock-based compensation, decreased by 22 percent in the first nine months of fiscal 2007.

The following table details the Company’s future contractual obligations:

Contractual Obligations	Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$200.2	$10.2	$24.0	$25.9	$140.1
Investment in private equity partnership	$9.4	$ 9.4	—	—	—

In July 2006, the Company committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. Through July 31, 2007, the Company has invested $5.6 million of the total $15.0 million of committed capital.

In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by the Company to purchase the equity interests retained by minority investors in Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates. The Company’s acquisition agreements provide the minority shareholders the right to require the Company to purchase these retained interests at specific intervals over time. These agreements also provide the Company with the right to require the minority shareholders to sell their retained equity interests to the Company at specific intervals over time, as well as upon certain events such as death and permanent disability. These purchases and sales can occur at varying times at varying amounts over the next 6 years and will generally be based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. Although the timing and amounts of these purchases cannot be predicted with certainty, the Company anticipates that the purchase of the remaining minority interests in its majority-owned subsidiaries may be a significant use of cash in future years.

In the third quarter of fiscal 2007, minority shareholders of Parametric Portfolio Associates exercised a put option whereby units representing a 2 percent capital interest in Parametric Portfolio Associates were sold to the Company for $6.1 million, increasing the Company’s capital ownership interest from 82 to 84 percent. In addition, the Company purchased a 3 percent interest in Atlanta Capital from minority interest holders for $2.9 million upon exercise of a minority investor put option in the third quarter of fiscal 2007, increasing the Company’s ownership interest from 77 percent to 80 percent. The additional purchase price in each case was allocated between intangible assets and goodwill in the third quarter based on an independent valuation.

In April 2007, Parametric Portfolio Associates announced the signing of a definitive agreement with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut, to merge with Parametric Risk Advisors LLC, a newly formed Parametric Portfolio Associates’ affiliate specializing in the use of options and other derivatives in the management of client investment portfolios. Parametric Portfolio Associates holds a 40 percent interest in the newly formed entity. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the minority shareholders to sell their retained equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure which is intended to represent fair market value. The transaction was completed on May 1, 2007.

The Company maintains a revolving credit facility with several banks, which expires on December 21, 2009. It provides that the Company may borrow up to $180 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and the Company’s credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires the Company to pay an annual commitment fee on any unused portion. On July 31, 2007, the Company had no outstanding borrowings under its revolving credit facility.

On August 13, 2007, the Company amended the terms of its credit facility to increase the Company’s borrowing capacity to $200 million, reduce its LIBOR-based borrowing rate and extend the expiration of the facility to August 13, 2012. Neither financial covenants nor fee rates were affected by the amendment.

Operating Cash Flows

Operating cash flows of the Company are calculated by adjusting the net income to reflect changes in current assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $162.1 million and $84.7 million for the nine months ended July 31, 2007 and 2006, respectively. The increase in cash provided by operating activities in the first nine months of fiscal 2007 can be attributed primarily to an increase in cash provided by the purchase and sale of trading securities by the Company’s consolidated mutual funds, which regularly purchase and sell securities. In the first nine months of fiscal 2007, the purchase and sale of trading securities by the Company’s consolidated funds increased cash by $20.9 million. In the first nine months of fiscal 2006 this activity reduced cash by $80.2 million. Operating cash flows in the first nine months of fiscal 2007 were reduced by $52.2 million in payments made by the Company to terminate certain closed-end fund compensation agreements and $76.0 million in structuring fee payments made by the Company related to the offering of Eaton Vance Tax-Managed Diversified Equity Income Fund in the first quarter of fiscal 2007, Eaton Vance Tax-Managed Global Diversified Equity Income Fund in the second quarter of fiscal 2007 and Eaton Vance Risk-Managed Diversified Equity Income Fund in the third quarter of fiscal 2007.

Capitalized sales commissions paid to financial intermediaries for the distribution of the Company’s Class B and Class C fund shares and certain private funds increased by $4.3 million in the first nine months of fiscal 2007 compared to the same period a year earlier due primarily to a 65 percent increase in Class C share sales offset by a 23 percent decrease in Class B share sales. The Company anticipates that the payment of capitalized sales commissions will continue to be a significant use of cash in the future.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests retained by minority investors in the Company’s majority owned subsidiaries, and the purchase and sale of investments in Company-sponsored mutual funds that the Company does not consolidate. Cash used for investing activities totaled $24.8 million for the nine months ended July 31, 2007, compared to $12.4 million for the first nine months of fiscal 2006. Additions to equipment and leasehold improvements in the first nine months of both fiscal 2007 and 2006 primarily reflect additional leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount. In the first nine months of fiscal 2007, the purchase and sale of available-for-sale securities reduced cash by $8.5 million. In the first nine months of fiscal 2006, the same activity increased cash by $10.1 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of the Company’s non-voting common stock and the payment of dividends to the Company’s shareholders. Financing cash flows for the prior year also include proceeds from the issuance of capital stock by the Company’s consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $208.0 million and $53.0 million for the nine months ended July 31, 2007 and 2006, respectively.

In the first nine months of fiscal 2007, the Company repurchased a total of 5.1 million shares of its non-voting common stock for $204.5 million under its authorized repurchase program and issued 2.2 million shares of non-voting common stock in connection with the exercise of stock options and employee stock purchases for total proceeds of $37.6 million. The Company has authorization to purchase an additional 6.7 million shares under its current share repurchase authorization and anticipates that future repurchases will continue to be a significant use of cash. The Company’s dividends per share increased 20 percent to $0.36 in the first nine months of fiscal 2007 from $0.30 in the first nine months of fiscal 2006.

The Company believes that cash provided by operating activities and borrowings available under the Company’s $200 million credit facility, as amended in August, will provide the Company with sufficient liquidity to meet its short-term and long-term operating needs.

Off-Balance Sheet Arrangements

The Company does not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose the Company to any liability that is not reflected in the Consolidated Financial Statements.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Actual results may differ from these estimates.

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The Company’s deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to broker/dealers. Under IRS regulations, stock-based compensation is deductible for tax purposes at the time the employee recognizes the income (upon vesting in the case of restricted stock grants and upon exercise in the case of non-qualifed stock option grants). Capitalized sales commission payments are deductible for tax purposes at the time of payment. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate.

Investments in CDO Entities

The Company acts as collateral manager or investment manager for a number of CDO entities pursuant to management agreements between the Company and each CDO entity. At July 31, 2007, combined assets under management in these CDO entities upon which the Company earns a management fee were approximately $3.2 billion. The Company had combined investments of $19.5 million in five of these entities on July 31, 2007.

The Company accounts for its investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and the Company’s past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in the Company’s estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of the Company’s investments in these CDO entities may be adversely affected. The Company’s risk of loss in the CDO entities is limited to the $19.5 million carrying value of the investments on the Company’s Consolidated Balance Sheet at July 31, 2007.

A CDO entity issues non-recourse debt and equity securities, which are sold in a private offering to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of floating-rate bank loans, high-yield bonds and/or other types of approved securities that the CDO entity purchases. The Company manages the collateral securities for a fee and is subject to losses based upon the values and default rates of the underlying investments. As a result, the Company’s investment in a CDO entity is highly sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. The Company’s financial exposure to the CDO entities it manages is limited to its interests in the CDO entities as reflected in the Company’s Consolidated Balance Sheet.

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

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are probable and reasonably estimable as of July 31, 2007 and thus none have been recorded in the financial statements included in this report.

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

Accounting Developments

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under the provisions of EITF 06-11 a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

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

In June 2006, the FASB issued interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The provisions of FIN 48 are effective for the Company’s fiscal year which begins on November 1, 2007. Management is currently evaluating the potential impact of the adoption of this interpretation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subjected to different types of risk, including market risk. Market risk is the risk that the Company will incur losses due to adverse changes in equity and bond prices, interest rates, credit conditions, or currency exchange rates.

The Company’s primary direct exposure to equity price risk arises from its investments in sponsored equity funds and equity securities held by sponsored funds the Company consolidates. The Company’s investments in sponsored equity funds and equity securities are carried at fair value on the Company’s Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on the Company’s investments subject to equity price fluctuation at July 31, 2007:

(in thousands)	Carrying value	Carrying value assuming a 10% increase	Carrying value assuming a 10% decrease
Trading:
Equity securities	$14,899	$16,389	$13,409
Available for sale securities:
Sponsored funds	36,638	40,302	32,974
Total	$51,537	$56,691	$46,383

The Company’s primary direct exposure to falling interest rates arises from its investment in sponsored funds and debt securities held by sponsored funds the Company consolidates. The Company considered the negative effect on pre-tax interest income of a 50 basis point (0.50%) decline in interest rates as of July 31, 2007. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The following is a summary of the effect that a 50 basis point (0.50%) decline in interest rates would have on the Company’s pre-tax net income as of July 31, 2007:

(in thousands)	Carrying value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$756	$ 4
Available for sale securities:
Sponsored funds	2,262	11
Total	$3,018	$15

The Company’s primary direct exposure to credit risk arises from its interests in five CDO entities that are included in long-term investments in the Company’s Consolidated Balance Sheets. As an investor in a CDO entity, the Company is entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the floating-rate bank loans or high-yield bonds held by the CDO entity. The Company’s investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and the Company may be unable to recover its investment. The Company’s total investment in interests in CDO entities is approximately $19.5 million at July 31, 2007, which represents the total value at risk with respect to such entities as of July 31, 2007.

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

Item 4. Controls and Procedures

As of July 31, 2007, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the SEC. The Company’s Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.      Legal Proceedings

There has been no material developments in litigation previously reported in the Company’s SEC filings.

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

The Company derives almost all of its revenue from investment advisory and administration fees and distribution income received from the Eaton Vance funds and separate accounts. As a result, the Company is dependent upon management contracts, administration contracts, distribution contracts, underwriting contracts or service contracts under which these fees and income are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, the Company’s financial results could be adversely affected.

The Company’s assets under management, which impact revenue, are subject to significant fluctuations. The major sources of revenue for the Company (i.e., investment advisory, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or in the sale of investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of the Company’s assets under management and consequently its revenue and net income. A recession or other economic or political events could also adversely impact the Company’s revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors would generally negatively impact the Company’s revenue and net income.

Poor investment performance of the Company’s products could affect the Company’s sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance, along with achieving and maintaining superior distribution and client service, is critical to the Company’s success. While strong investment performance could stimulate sales of the Company’s investment products, poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees the Company earns. Past or present performance in the investment products the Company manages is not indicative of future performance.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s purchases of its non-voting common stock on a monthly basis during the third quarter of fiscal 2007:

Issuer Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2007 through May 31, 2007	520,362	$39.35	520,362	3,586,238
June 1, 2007 through June 30, 2007	662,091	$44.26	662,091	2,924,147
July 1, 2007 through July 31, 2007	1,751,613	$45.57	1,751,613	6,749,747
Total	2,934,066	$44.17	2,934,066	6,749,747

(1) The Company’s current share repurchase program was announced on July 11, 2007. The Board authorized management to repurchase up to 8,000,000 shares of its non-voting common stock in the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

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

EATON VANCE CORP. (Registrant)

DATE: September 7, 2007	/s/William M. Steul
(Signature) William M. Steul Chief Financial Officer

DATE: September 7, 2007	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer