Form 10-K/A
period 2006-10-31
EATON VANCE CORP
filed 2007-09-25
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended October 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______	to _______

Commission file number 1-8100

EATON VANCE CORP.

(Exact name of Registrant as specified in its charter)

Maryland	04-2718215
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $38.22 on April 30, 2007 on the New York Stock Exchange was $4,515,618,428. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at July 31, 2007
Non-Voting Common Stock, $0.00390625 par value	123,223,109
Common Stock, $0.00390625 par value	371,386

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 as filed with the Securities and Exchange Commission on January 12, 2007, to amend and restate the Exhibit Index in order to (i) include Exhibits 3.2 and 3.7, which were previously filed with the Commission but inadvertently omitted, (ii) correct the descriptions of Exhibits 3.8, 3.9, 4.1 and 10.10, and (iii) include and attach Exhibits 3.3, 3.6, 9.2, 9.3 and 9.4, which were inadvertently omitted.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K. Further, this Form 10-K/A does not modify or update the disclosures in the original Form 10-K in any way other than as required to reflect the amendments set forth below.

Item 15.	Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of the Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index below and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

By:	/s/ James B. Hawkes

James B. Hawkes

Chairman, Director & Chief Executive Officer

Date:	September 24, 2007

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Amendment No. 1 to the Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

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

2.6

Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.1

The Company’s Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company’s registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.2		The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.3	*	Copy of the Company’s Articles of Amendment effective at the close of business on April 18, 1983.
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

3.6	*	Copy of the Company’s Article of Amendment effective at the close of business on November 11, 1992.
3.7

Copy of the Company’s Articles of Amendment effective at the close of business on May 15, 1997 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.8

Copy of the Company’s Articles of Amendment effective at the close of business on August 14, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.9

Copy of the Company’s Articles of Amendment effective at the close of business on November 13, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.10

Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

4.1

The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.10 above as incorporated herein by reference.

9.1

Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	*	Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 11, 2000.
9.3	*	Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 1, 2003.
9.4	*	Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 10, 2006.
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

10.8

Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.9

Copy of 1986 Employee Stock Purchase Plan — Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.10

Copy of 1992 Incentive Plan — Stock Alternative — Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.11

Copy of 1998 Stock Option Plan — Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.14

Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.19

Copy of 1998 Stock Option Plan — Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006, has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.20

Copy of 1986 Employee Stock Purchase Plan — Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1

List of the Company’s Subsidiaries as of October 31, 2006, previously filed as Exhibit 21.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100).

23.1

Consent of Independent Registered Public Accounting Firm, previously filed as Exhibit 23.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100).

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed as Exhibit 32.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100).

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, previously filed as Exhibit 32.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100).

99.1

List of Eaton Vance Corp. Open Registration Statements, previously filed as Exhibit 99.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100).

*	Filed herewith.