Form 10-K
period 2007-10-31
EATON VANCE CORP
filed 2007-12-21
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2007
Non-Voting Common Stock, $0.00390625 par value	117,798,378
Common Stock, $0.00390625 par value	371,386

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2007
Index

PART I

Item 1. Business

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our long-term strategy is to develop and sustain value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, we have developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. Our equity products offer a diversity of investment objectives, risk profiles, income levels and geographic representation. As of October 31, 2007, we had $161.7 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of more than 140 Boston-based and regional sales professionals across the U.S. and internationally. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also commit significant resources to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. Through our wholly owned affiliates and consolidated subsidiaries Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), we manage investments for a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at our affiliates develop relationships in this market and deal directly with these clients.

Although we distribute a wide range of products and services (including funds, retail managed accounts, institutional separate accounts and high-net-worth separate accounts) in multiple distribution channels, we operate in one business segment, namely as an investment adviser managing fund and separate account assets. We conduct our investment management business through our four wholly owned affiliates, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), and Eaton Vance Trust Company (“EVTC”), and four other consolidated subsidiaries, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors. EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and

Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. We are headquartered in Boston, Massachusetts, and our subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; and London, England. Our sales representatives operate throughout the United States, and in Europe and Latin America. Eaton Vance Corp. was incorporated in Maryland in 1990.

Company History and Development

We have been in the investment management business for over eighty years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Historically, our managed assets consisted primarily of open-end mutual funds marketed to retail investors under the Eaton Vance brand and investment counsel accounts offered directly to high-net-worth and institutional investors. Today, our products and services include open-end and closed-end funds, private funds for high-net-worth and institutional investors, retail managed accounts and separately managed accounts for institutional and high-net-worth investors.

We expanded our product and distribution focus in fiscal 2001 to encompass two potential growth areas: managing assets for institutions, including pension plans, foundations and endowments; and managing retail managed accounts for clients of our distribution partners who want a more customized form of asset management than provided by mutual funds. In an effort to build a leadership position in the institutional and retail managed account businesses, we acquired an initial 70 percent of Atlanta Capital Management and 80 percent of Fox Asset Management, institutional investment management firms focusing, respectively, on growth and value equity investment styles. These acquisitions, completed on September 30, 2001, provided opportunities to broaden our mix of investment management disciplines, clients and distribution channels.

In fiscal 2003, we acquired an initial 80 percent interest in Parametric Portfolio Associates, an innovative investment management firm based in Seattle, Washington. Parametric Portfolio Associates offers two principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; and overlay portfolio management for retail separately managed accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management. Parametric Portfolio Associates also offers quantitative active equity portfolio management, with a primary focus on emerging markets. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries and large financial services organizations.

We completed additional acquisitions in fiscal 2004, 2005 and 2006 aimed at expanding our management of investment portfolios for high-net-worth individuals. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston, Massachusetts. In conjunction with the transaction, we hired six investment counselors with an average of 29 years of experience in providing customized investment management services. We acquired the management contracts of Weston Asset Management in fiscal 2005 and the management contracts of Voyageur Asset Management (MA) Inc. in fiscal 2006.

In May 2007, Parametric Portfolio Associates merged Parametric Risk Advisors, a newly formed Parametric Portfolio Associates’ affiliate, with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut. The merger extends Parametric Portfolio Associates’ offerings for the wealth management market to include investment programs utilizing equity and equity index options and other derivatives. Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity and fixed and floating-rate income asset classes. The following tables show assets under management by product and investment category for the dates indicated:

	Assets Under Management by Product at October 31,
(in billions)	2007	2006	2005
Fund assets:
Open-end funds	$58.5	$49.5	$38.0
Closed-end funds	33.6	22.5	21.1
Private funds	30.0	26.4	21.8
Total fund assets	122.1	98.4	80.9
Separate account assets:
High-net-worth and institutional assets	24.8	21.0	20.5
Retail managed account assets	14.8	9.5	7.1
Total separate account assets	39.6	30.5	27.6
Total	$161.7	$128.9	$108.5

	Assets Under Management by Investment Category at October 31,
(in billions)	2007	2006	2005
Equity assets	$108.4	$76.8	$66.2
Fixed income assets	31.9	30.8	23.2
Floating-rate income assets	21.4	21.3	19.1
Total	$161.7	$128.9	$108.5

Open-end funds represented 36 percent of our total assets under management on October 31, 2007, while closed-end and private funds represented 21 percent and 19 percent, respectively. High-net-worth and institutional separate account assets and retail managed account assets represented 15 percent and 9 percent of total assets under management, respectively, on October 31, 2007. As noted in the table above, our asset base is broadly diversified, with 67 percent of our total assets under management in equity assets, 20 percent in fixed income assets and 13 percent in floating-rate income assets on October 31, 2007. This diversification provides us with the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

Open-end Funds
As of October 31, 2007, we offered 110 open-end funds, including 12 tax-managed equity funds, 41 state and national municipals funds, ten bank loan funds (including four continuously offered interval funds), 32 non-tax-managed equity funds, ten taxable fixed income funds and five cash management funds.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $55.1 billion in open-end and closed-end tax-managed equity fund assets under management on October 31, 2007. Our open-end tax-managed equity fund offerings, which represent $31.5 billion of the total $55.1 billion in tax-managed equity fund assets under management, utilize the management capabilities of our wholly owned subsidiaries, majority owned subsidiaries and strategic partners. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded our tax-managed fund offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, mid-cap core, small-cap value, small-cap growth, international, emerging markets, equity asset allocation and dividend income.

In addition to our tax-managed equity funds, we offer a family of municipal bond funds that are an important part of our tax-advantaged fund lineup. At October 31, 2007, our open-end municipal bond funds included four national and 37 state-specific municipal bond funds in 29 different states. Assets under management in these funds totaled $17.7 billion on October 31, 2007.

We also offer a variety of floating-rate bank loan funds, taxable fixed-income funds and equity funds for qualified retirement plans and other tax-insensitive investors. We introduced our first bank loan fund in 1989 and are now an industry leader in bank loan funds, with a long track record of generating attractive risk-adjusted returns over multiple credit cycles. In recent years, we have been able to capitalize on our leading reputation and long-term track record managing retail bank loan funds to develop a substantial business managing collateralized debt obligation entities focused on bank loans, other private bank loan funds and bank loan separate accounts for institutional clients. Our non-tax-managed equity fund offerings include large, mid and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds, and sector-specific funds. Our taxable income fund offerings utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, global currency and income investments, high grade bonds and high yield bonds.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust are similar to charitable remainder trusts, providing donors with income during their lifetimes and leaving the principal to the Trust and designated charities upon their deaths. The Trust and its Pooled Income Funds encourage long-term philanthropy by allowing contributors to avoid the high costs associated with setting up their own charitable foundations and charitable remainder trusts. Assets under management in the Trust and its Pooled Income Funds totaled $392.7 million at October 31, 2007.

Closed-end Funds
Since entering the closed-end fund market in 1998, we have expanded our product array to 38 closed-end funds, including three bank loan funds, three diversified income funds, 11 equity income funds and 21 municipal bond funds. As of October 31, 2007, we managed $33.6 billion in closed-end fund assets and ranked as the third largest manager of closed-end fund assets, according to Strategic Insight, a fund industry data provider.

We followed the launch of our first closed-end floating-rate bank loan fund in October 1998 with municipal bond closed-end fund offerings in fiscal 1999, 2002 and 2003. We expanded our closed-end fund product line in fiscal 2003 with the introduction of Eaton Vance Limited Duration Income Fund, a multi-sector low duration income fund, and Eaton Vance Tax-Advantaged Dividend Income Fund, an equity income fund designed to take advantage of the lower tax rate on qualified dividends enacted in May 2003. In fiscal 2004, we offered five new closed-end funds: Eaton Vance Senior Floating-Rate Trust and Eaton Vance Floating-Rate Income Trust (investing in floating-rate bank loans); Eaton Vance Tax-Advantaged Global Dividend Income Fund and Eaton Vance Tax-Advantaged Global Dividend Opportunities Fund (investing globally for tax-advantaged dividend income); and Eaton Vance Enhanced Equity Income Fund (combining equity investing with a systematic program of writing call options on stocks held). Fiscal 2005 brought an additional five closed-end fund offerings: Eaton Vance Short Duration Diversified Income Fund (a low duration multi-sector income fund); Eaton Vance Enhanced Equity Income Fund II (an equity income fund writing call options on stocks held); and Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund (tax-managed equity income funds utilizing written index call options).

Our activity in the closed-end fund market slowed in fiscal 2006 due to a flattening of the yield curve, tight credit spreads and widening discounts for closed-end funds trading in the secondary market. In May 2006, we offered Eaton Vance Credit Opportunities Fund, which employs an opportunistic approach to investing in a wide spectrum of fixed and floating-rate income instruments.

Investor demand for closed-end funds was strong again in fiscal 2007, and we offered three new closed-end funds in the course of the year: Eaton Vance Tax-Managed Diversified Equity Income Fund, Eaton Vance Tax-Managed Global Diversified Equity Income Fund and Eaton Vance Risk-Managed Diversified Equity Income Fund. Eaton Vance Tax-Managed Global Diversified Equity Income Fund, which raised $5.8 billion in its February 2007 initial public offering, ranks as the largest closed-end fund initial public offering in history.

Private Funds
The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and floating-rate bank loan funds offered to institutional investors. Our private floating-rate bank loan funds include collateralized debt obligation (“CDO”) entities and leveraged and unleveraged institutional senior loan funds. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $23.6 billion in assets under management as of October 31, 2007. Assets under management in private bank loan funds totaled $6.5 billion as of October 31, 2007, including $3.3 billion of CDO entity and leveraged fund assets.

Institutional Separate Accounts
We serve a broad range of clients in the institutional marketplace, including foundations, endowments and retirement plans for individuals, corporations and municipalities. Our diversity of investment capabilities allows us to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Product offerings on the equity side fill out style boxes from value to growth and from small-cap to large-cap, while income offerings include high grade and high yield fixed income and floating-rate bank loans.

In fiscal 2005, we expanded our institutional product offerings to include a liability-driven investing strategy, providing customized investment management portfolios to institutional clients seeking to hedge and outperform their future liabilities. During fiscal 2005, we also chartered a non-depository trust company, EVTC, and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. Establishing the trust company also enabled us to expand our presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel. In addition to its management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

In fiscal 2005 and 2006, we committed to building a full-function institutional marketing and service organization at EVM. In support of this effort, EVM hired a head of institutional sales and created dedicated consultant relations, marketing, sales and client service teams. The build-out of EVM’s institutional sales team is now substantially complete. Specialized institutional sales teams at EVM, Atlanta Capital and Fox Asset Management develop relationships in this market and deal directly with institutional clients. Institutional separate account assets under management totaled $12.2 billion at October 31, 2007.

High-net-worth Separate Accounts
We offer high-net-worth and family office clients personalized investment counseling services through EVIC and our majority-owned affiliates. Private investment counselors assist our clients in establishing long-term financial programs and implementing strategies for achieving them. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals. In fiscal 2005, we acquired the management contracts of Weston Asset Management and in fiscal 2006 we acquired the management contracts of Voyageur Asset Management (MA) Inc.

In fiscal 2007, Parametric Portfolio Associates formed Parametric Risk Advisors to extend Parametric Portfolio Associates’ offerings for the wealth management market to include investment programs utilizing equity and equity index options and other derivatives.

High-net-worth assets totaled $12.6 billion at October 31, 2007.

Retail Managed Accounts
We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and strategic partners and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 50 retail managed account broker/dealer programs and continue to expand our product offerings in these programs across key platforms. In October 2007, we combined the functions of our former retail separately managed accounts and alternative investments marketing units into a newly formed Wealth Management Solutions Group. In conjunction with our field sales representatives, this group provides marketing and service to support our sophisticated wealth management offerings. Retail managed account assets totaled $14.8 billion at October 31, 2007.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers for all but six of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which we own a 20 percent equity position, is the investment adviser for four of our emerging market equity funds, Eaton Vance Asian Small Companies Fund, Eaton Vance Emerging Markets Fund, Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund and Eaton Vance Variable Trust Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance Tax-Managed International Equity Fund, Eaton Vance International Equity Fund and Eaton Vance Global Growth Fund. Rampart Investment Management Company, Inc., a Boston-based independent investment manager, acts as an options program sub-adviser for Eaton Vance Enhanced Equity Income Fund, Eaton Vance Enhanced Equity Income Fund II, Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund, Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund, Eaton Vance Tax-Managed Diversified Equity Income Fund, Eaton Vance Tax-Managed Global Diversified Equity Income Fund, and Eaton Vance Risk-Managed Diversified Equity Income Fund. Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates also act as sub-advisers to EVM and BMR for ten funds.

EVM provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance funds. These services are provided either through a management agreement with the funds that also includes investment advisory services, or through a separate administrative services agreement with the funds, as discussed below.

For funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with us or any adviser controlled by us and deemed “non-interested” under the 1940 Act) must review and approve the investment advisory agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by our wholly owned and majority owned subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from 10 to 100 basis points annually of assets under management and are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administration fees earned for the past three years ended October 31, 2007:

	Investment Advisory and Administration Fees Year Ended October 31,
(in thousands)	2007	2006	2005
Investment advisory fees —
Funds (1)	$622,147	$466,122	$391,245
Separate accounts (1)	107,929	92,708	83,308
Administration fees — funds	43,536	35,802	28,532
Total	$773,612	$594,632	$503,085

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 1 in Item 8 for further discussion of this change.

Investment Management Agreements and Distribution Plans

The Eaton Vance funds have entered into agreements with EVM or BMR for investment advisory and/or administrative services. The agreements are of three types: investment advisory agreements, administrative services agreements and management agreements, which may provide for both advisory and administrative services. Although the specifics of these agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM or BMR provides overall investment management services to each internally advised fund, subject, in the case of Registered Funds, to the supervision of the fund’s board of trustees in accordance with the fund’s investment objectives and policies. Our investment advisory agreements with the funds provide for fees ranging from 10 to 100 basis points of average assets annually. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including those advised by LGM and OrbiMed. As administrator, EVM is responsible for managing the business affairs of the funds, subject to the oversight of each fund’s board of trustees. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 25 basis points of average daily net assets. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

In addition, certain funds have adopted distribution plans, as permitted by the 1940 Act, which provide for payment of ongoing distribution fees (so-called “12b-1 fees”) for the sale and distribution of shares, and service fees for personal and/or shareholder account services. Distribution fees reimburse us for sales commissions paid to retail distribution firms and for distribution services provided. Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees.

Each fund generally bears all expenses associated with its operation and the issuance and redemption or repurchase of its securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

Either EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or Parametric Risk Advisors has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

EVTC is the trustee for each collective investment trust that is maintained by it and is responsible for designing and implementing the trust’s investment program, including day-to-day management of the trust’s investment portfolio. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 65 basis points of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker/dealers, banks, insurance companies and financial planning firms. Although the firms in our retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. For the 2007, 2006 and 2005 fiscal years, the five dealer firms responsible for the largest volume of open-end fund sales accounted for approximately 37 percent, 35 percent and 34 percent, respectively, of our open-end fund sales volume. EVD currently maintains a sales force of more than 140 external and internal wholesalers and other marketing professionals. External and internal wholesalers work closely with investment advisers in the retail distribution network to assist in marketing Eaton Vance funds.

EVD currently sells Eaton Vance mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to four percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 25 basis points of average net assets annually, and in the case of certain funds, also may receive and pay to authorized firms a distribution fee not to exceed 50 basis points annually of average daily net assets. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

Class B shares are offered at net asset value, with EVD paying a commission to the dealer at the time of sale from its own funds, which may be borrowed. Such payments are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the fund or class of shares in accordance with a distribution plan adopted by the fund pursuant to Rule 12b-1 under the 1940 Act. The SEC has taken the position that Rule 12b-1 would not permit a fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the fund to legal action. Distribution plans are terminable at any time without notice or penalty. In addition, EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD similar to those for Class B shares, at an annual rate up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays the distribution and service fee to the dealer after one year.

Class I shares are offered to certain types of investors at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees. For Class I shares, a minimum investment of $250,000 or higher is normally required.

From time to time we sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments. The privately placed equity funds are managed by EVM and BMR.

EVM and BMR also manage the Eaton Vance Emerald Funds, a family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and are sold by EVMI through certain dealer firms to investors who are citizens of member nations of the European Union and other countries. We earn distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

Reference is made to Note 17 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of our total revenue.

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management,

Parametric Portfolio Associates or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2007. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2007 or prior years.

Our officers, directors and employees may from time to time own securities that are held by one or more of the funds. Our internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of our mutual fund shares and to pre-clear purchases and sales of shares of our exchange-listed closed-end funds.

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were approximately 500 investment managers at the end of calendar 2006 that competed in the U.S. market. We compete with these firms, many of whom have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2006 there were more than 8,700 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States alone. We rely primarily on intermediaries to distribute our products and continue to pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of assets under management, revenue and financial condition.

We are also subject to substantial competition in the retail managed account channel from other investment management firms seeking to participate as managers in “wrap-fee” programs. Sponsors of wrap-fee programs limit the number of approved managers within their programs and firms compete based on investment performance to win and maintain slots in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of product offerings, investment performance, strength of reputation and the scope and quality of client service.

Employees

On October 31, 2007, we and our majority-owned subsidiaries had 953 full-time and part-time employees. On October 31, 2006, the comparable number was 869.

Available Information

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. Reports may be viewed and obtained on our website, www.eatonvance.com, or by calling Investor Relations at 617-482-8260.

The public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business and there are few barriers to entry. Our funds and separate accounts compete against an increasing number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us. We compete with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, reputation and the services provided to investors. In addition, our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing affiliated and externally managed investment products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

We derive almost all of our revenue from investment advisory and administration fees, distribution income and service fees received from the Eaton Vance funds and separate accounts. As a result, we are dependent upon management contracts, administration contracts, distribution contracts, underwriting contracts or service contracts under which these fees and income are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are calculated as percentages of assets under management. A decline in securities prices or the sale of investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of our assets under management and consequently our revenue and net income. A recession or other economic or political events could also adversely impact our revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty or other factors could negatively impact our revenue and net income.

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance, along with achieving and maintaining superior distribution and client service, is critical to our success. While strong investment performance could stimulate sales of our investment products, poor investment performance as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in the investment products we manage is not indicative of future performance.

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals including our executive officers. Investment professionals are in high demand, and we face strong competition for qualified personnel. Our key employees do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and directors are subject to our mandatory retirement policy. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation made to attract or retain personnel could result in a decrease in net income.

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on the level of expenses, which can vary significantly. Our expenses may fluctuate as a result of variations in the level of total compensation expense, expenses incurred to support distribution of our investment products, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill.

Our reputation could be damaged. We have spent over 80 years building a reputation based on strong investment performance, a high level of integrity and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or net income.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory and self-regulatory organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. In addition, financial reporting requirements are comprehensive and complex. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, prospects, revenue, and earnings.

We could be impacted by changes in tax policy due to our tax-managed focus. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we emphasize managing funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates could have a positive impact on our municipal income and tax-managed equity businesses that seek to minimize realized capital gains and/or maximize realized capital losses. An increase in the tax rate on qualified dividends could have a negative impact on our tax-advantaged equity income business. Changes in tax policy could also affect our ability to introduce new privately offered equity funds.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts. The leased offices of our subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; and London, England. In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease will commence in May 2009. For more information see Note 7 of our Notes to Consolidated Financial Statements included in this Report.

Item 3. Legal Proceedings

As previously disclosed in SEC filings, on June 9, 2004, a lawsuit, captioned In Re Eaton Vance Mutual Funds Fee Litigation (the “Lawsuit”), was filed in the United States District Court for the Southern District of New York (the “Court”), against Eaton Vance Corp., Eaton Vance Management, Boston Management and Research, Eaton Vance, Inc., Eaton Vance Distributors, Inc., Lloyd George Investment Management (Bermuda) Limited, OrbiMed Advisors LLC, Lloyd George Investment Management (B.V.I.) Limited, nine current or past trustees of 81 Eaton Vance funds named as nominal defendants (the “Funds”), and twelve current or past officers and portfolio managers of the Funds. The plaintiffs were seven alleged shareholders of four of the 81 Funds. The Lawsuit, a purported class action, alleged violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940, New York law and the common law, and breaches of fiduciary duties to the Funds and their shareholders.

On July 29, 2005, the Court issued an Opinion and Order dismissing the Lawsuit in its entirety and rejecting the plaintiffs’ request to amend their complaint. On December 6, 2005, the Court issued an Opinion and Order in response to plaintiffs’ motion for reconsideration and motion to file a new amended complaint. The Court adhered to its July Order and denied the motion to amend. Following an appeal by the plaintiffs, the United States Court of Appeals for the second circuit entered into an Order on March 15, 2007 affirming the decision of the District Court and dismissing the appeal. That Order is now final.

Item 4. Submission of Matters to a Vote of Security Holders

On October 24, 2007, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

(1)    The 2007 Stock Option Plan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2007 by 18 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2007 was 1,600. The high and low common stock prices and dividends per share were as follows:

	Fiscal 2007			Fiscal 2006
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$35.05	$29.55	$0.12	$28.83	$24.15	$0.10
April 30	$38.66	$32.92	$0.12	$30.55	$26.48	$0.10
July 31	$47.69	$37.55	$0.12	$28.50	$23.83	$0.10
October 31	$50.03	$35.16	$0.15	$31.32	$24.13	$0.12

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis.

The following table sets forth certain information concerning our equity compensation plans at October 31, 2007:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	(a) (1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,579,000	$19.99	7,351,000
Equity compensation plans not approved by security holders	—	—	—
Total	27,579,000	$19.99	7,351,000

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 27,579,000 shares related to the Company’s 1998 Stock Option Plan.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 2,228,000 shares related to the Company’s 1998 Stock Option Plan, 4,000,000 shares related to the Company’s 2007 Stock Option Plan and 1,123,000 shares related to the Company’s Restricted Stock Plan.

Performance Graph

The graph below compares the cumulative total return on our Non-Voting Common Stock for the period from November 1, 2002 through October 31, 2007 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2002 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

(The remainder of this page is intentionally left blank)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2007 through August 31, 2007	865,618	$40.41	865,618	5,884,129
September 1, 2007 through September 30, 2007	1,730,000	$38.31	1,730,000	4,154,129
October 1, 2007 through October 31, 2007	3,123,333	$43.69	3,123,333	7,205,100
Total	5,718,951	$41.57	5,718,951	7,205,100

(1)	We announced a share repurchase program on July 11, 2007, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. The plan was terminated on October 24, 2007. A total of 6,174,304 shares were repurchased under the plan prior to termination.

We announced a second share repurchase program on October 24, 2007, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

(The remainder of this page is intentionally left blank)

Item 6. Selected Financial Data

The following table contains selected financial data for the last five years. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Financial Highlights (1)

	For the Years Ended October 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Revenue(2)	$1,084,100	$862,194	$753,175	$661,813	$523,133
Net income(3)	142,811	159,377	138,706	121,962	94,810

Balance Sheet Data:
Total assets	$966,831	$668,195	$702,544	$743,566	$658,702
Long-term debt(4)	500,000	—	75,467	74,347	118,736
Shareholders’ equity	229,168	496,485	476,296	464,328	426,511

Per Share Data:
Earning per share before cumulative effect of change in accounting principle:
Basic earnings	$1.15	$1.25	$1.05	$0.90	$0.69
Diluted earnings	1.06	1.18	0.99	0.87	0.67
Earnings per share:
Basic earnings	1.15	1.25	1.05	0.90	0.69
Diluted earnings	1.06	1.17	0.99	0.87	0.67
Cash dividends declared	0.51	0.42	0.34	0.28	0.20
Shareholders’ equity	1.94	3.93	3.68	3.48	3.12

(1)	In fiscal 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified version of retrospective application and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. Please see Note 8 in Item 8 for further discussion of this change.

(2)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See Note 1 in Item 8 for further discussion of this change.

(3)	Net income includes structuring fees of $76.0 million, $1.6 million and $9.3 million in fiscal 2007, 2006 and 2005, respectively, associated with closed-end fund offerings in each of those years. In fiscal 2007, the Company made payments totaling $52.2 million to terminate compensation agreements in respect of certain previously offered closed-end funds.

(4)	In fiscal 2007, the Company offered $500.0 million of 6.5 percent ten-year senior notes. In fiscal 2006, EVM retired its outstanding zero-coupon exchangeable notes. Please see Note 6 in Item 8 for further discussion of these transactions.

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

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our long-term strategy is to develop and sustain value-added core competencies in a range of investment disciplines and to offer industry-leading investment products and services across multiple distribution channels. In executing this strategy, we have developed a broadly diversified product line and a powerful marketing, distribution and customer service capability.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of more than 140 Boston-based and regional sales professionals across the U.S. and internationally. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also commit significant resources to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. Through our wholly owned affiliates and consolidated subsidiaries Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), we manage investments for a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at our affiliates develop relationships in this market and deal directly with these clients.

Our revenue is derived primarily from investment advisory, administration, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. Such fees are recognized over the period that we manage these assets. Our major expenses are employee compensation, distribution-related expenses and amortization of deferred sales commissions.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred sales commissions, goodwill and intangible assets, income taxes, investments, stock-based compensation and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $161.7 billion on October 31, 2007 were 25 percent higher than the $128.9 billion reported a year earlier. Long-term fund net inflows contributed $19.2 billion to growth in assets under management over the last twelve months, including $10.0 billion of closed-end fund net inflows and $9.2 billion of open-end and private fund net inflows. Retail managed account net inflows contributed $3.7 billion to growth in assets under management, while institutional and high-net-worth acquisitions contributed an additional $0.3 billion. Market price appreciation, reflecting favorable equity markets, contributed $11.9 billion, while a decrease in cash management assets reduced assets under management by $2.1 billion.

Ending Assets Under Management by Investment Category(1)

	October 31,
(in billions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Equity assets	$108.4	$76.8	$66.2	41%	16%
Fixed income assets	31.9	30.8	23.2	4%	33%
Floating-rate bank loan assets	21.4	21.3	19.1	0%	12%
Total	$161.7	$128.9	$108.5	25%	19%

(1) Includes funds and separate accounts.

Equity assets represented 67 percent of total assets under management on October 31, 2007, compared to 60 percent on October 31, 2006 and 61 percent on October 31, 2005. Assets in equity funds managed for after-tax returns totaled $55.1 billion, $39.1 billion and $34.6 billion on October 31, 2007, 2006 and 2005, respectively. Fixed income assets, including cash management funds, represented 20 percent of total assets under management on October 31, 2007, compared to 24 percent on October 31, 2006 and 21 percent on October 31, 2005. Fixed income assets included $17.7 billion, $14.8 billion and $11.7 billion of tax-exempt municipal bond assets and $1.6 billion, $3.7 billion and $0.7 billion of cash management fund assets on October 31, 2007, 2006 and 2005, respectively. Floating-rate bank loan assets represented 13 percent of total assets under management on October 31, 2007, compared to 16 percent on October 31, 2006 and 18 percent October 31, 2005.

Long-Term Fund and Separate Account Net Flows

	For the Years Ended October 31,			2007 vs.	2006 vs.
(in billions)	2007	2006	2005	2006	2005
Long-term funds:
Closed-end funds	$10.0	$0.3	$5.0	NM (3)	–94%
Open-end funds (1)	7.6	5.6	2.2	36%	155%
Private funds	1.6	2.2	1.2	–27%	83%
Total long-term fund net inflows	19.2	8.1	8.4	137%	–4%
Institutional/HNW(2) accounts	—	(2.1)	(0.6)	NM	–250%
Retail managed accounts	3.7	1.4	1.6	164%	–13%
Total separate account net inflows (outflows)	3.7	(0.7)	1.0	NM	–170%
Total net inflows	$22.9	$7.4	$9.4	209%	–21%

(1)	Includes net flows of bank loan interval funds.
(2)	High-net-worth (“HNW”)
(3)	Not meaningful (“NM”)

Long-term fund net inflows totaled $19.2 billion in fiscal 2007 compared to $8.1 billion in fiscal 2006 and $8.4 billion in fiscal 2005. Closed-end fund offerings contributed significantly to net inflows in fiscal 2007, with $10.0 billion in closed-end fund assets added compared to contributions of $0.3 billion and $5.0 billion in fiscal 2006 and fiscal 2005, respectively. Open-end fund net inflows of $7.6 billion, $5.6 billion and $2.2 billion for fiscal 2007, 2006 and 2005, respectively, reflect gross inflows of $21.1 billion, $15.0 billion and $10.4 billion and redemptions of $13.5 billion, $9.4 billion and $8.2 billion in fiscal 2007, 2006 and 2005, respectively. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, had net inflows of $1.6 billion, $2.2 billion and $1.2 billion in fiscal 2007, 2006 and 2005, respectively.

Separate accounts contributed net inflows of $3.7 billion in fiscal 2007, compared to net outflows of $0.7 billion in fiscal 2006 and net inflows of $1.0 billion fiscal 2005. Retail managed account net inflows increased to $3.7 billion in fiscal 2007 from $1.4 billion and $1.6 billion in fiscal 2006 and 2005, respectively, reflecting strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and Eaton Vance Management’s (“EVM’s”) large cap value product. Institutional and high-net-worth gross inflows of $4.4 billion in fiscal 2007 were offset by outflows of $4.4 billion, reflecting primarily withdrawals from certain low-fee institutional relationships at Atlanta Capital. Institutional and high-net-worth net outflows totaled $2.1 billion and $0.6 billion in fiscal 2006 and 2005, respectively.

Cash management fund assets, which are not included in long-term fund net flows because of their short-term characteristics, decreased to $1.6 billion on October 31, 2007 from $3.7 billion on October 31, 2006 and $0.7 billion on October 31, 2005. The decrease in cash management fund assets in fiscal 2007 can be primarily attributed to an increase in short-term treasury fund redemptions by institutional clients. The increase in cash management fund assets in fiscal 2006 can be primarily attributed to investments by institutional clients in our sponsored short-term income funds and the introduction of a cash collateral fund accompanying a securities lending program in which certain of our sponsored funds participate.

The following table summarizes the asset flows by investment category for fiscal years ended October 31, 2007, 2006 and 2005:

Asset Flows

	For the Years Ended October 31,
(in billions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Equity fund assets — beginning	$53.2	$45.2	$36.9	18%	22%
Sales/inflows	21.7	7.8	9.7	178%	–20%
Redemptions/outflows	(6.9)	(5.4)	(4.3)	28%	26%
Exchanges	—	—	—	—	—
Market value change	7.5	5.6	2.9	34%	93%
Equity fund assets — ending	75.5	53.2	45.2	42%	18%

Fixed income fund assets — beginning	21.5	18.2	17.4	18%	5%
Sales/inflows	7.5	5.1	3.2	47%	59%
Redemptions/outflows	(3.5)	(2.2)	(2.0)	59%	10%
Exchanges	(0.1)	—	(0.1)	NM	–100%
Market value change	(0.8)	0.4	(0.3)	NM	NM
Fixed income fund assets — ending	24.6	21.5	18.2	14%	18%

Floating-rate bank loan fund assets — beginning	20.0	16.8	15.0	19%	12%
Sales/inflows	6.6	7.0	5.2	–6%	35%
Redemptions/outflows	(6.2)	(4.2)	(3.3)	48%	27%
Exchanges	(0.1)	(0.1)	—	0%	NM
Market value change	0.1	0.5	(0.1)	–80%	NM
Floating-rate bank loan fund assets — ending	20.4	20.0	16.8	2%	19%

Total long-term fund assets — beginning	94.7	80.2	69.3	18%	16%
Sales/inflows	35.8	19.9	18.1	80%	10%
Redemptions/outflows	(16.6)	(11.8)	(9.6)	41%	23%
Exchanges	(0.2)	(0.1)	(0.1)	100%	0%
Market value change	6.8	6.5	2.5	5%	160%
Total long-term fund assets — ending	120.5	94.7	80.2	27%	18%

Separate accounts — beginning	30.5	27.6	24.4	11%	13%
Inflows — HNW and institutional	4.4	2.3	2.9	91%	–21%
Outflows — HNW and institutional	(4.4)	(4.4)	(3.5)	0%	26%
Inflows — retail managed accounts	6.1	3.6	3.2	69%	13%
Outflows — retail managed accounts	(2.4)	(2.2)	(1.6)	9%	38%
Market value change	5.1	3.1	2.1	65%	48%
Assets acquired	0.3	0.5	0.1	–40%	400%
Separate accounts — ending	39.6	30.5	27.6	30%	11%

Cash management fund assets — ending	1.6	3.7	0.7	–57%	429%
Assets under management — ending	$161.7	$128.9	$108.5	25%	19%

Ending Assets Under Management by Asset Class

	October 31,
(in billions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Open-end funds:
Class A (1)	$35.4	$27.0	$18.8	31%	44%
Class B (1)	6.0	6.8	7.7	–12%	–12%
Class C (1)	10.1	8.4	7.4	20%	14%
Class I (1)	3.7	4.5	1.5	–18%	200%
Other (2)	3.3	2.8	2.6	18%	8%
Total open-end funds	58.5	49.5	38.0	18%	30%
Private funds (3)	30.0	26.4	21.8	14%	21%
Closed-end funds	33.6	22.5	21.1	49%	7%
Total fund assets	122.1	98.4	80.9	24%	22%
HNW and institutional account assets	24.8	21.0	20.5	18%	2%
Retail managed account assets	14.8	9.5	7.1	56%	34%
Total separate account assets	39.6	30.5	27.6	30%	11%
Total	$161.7	$128.9	$108.5	25%	19%

(1)	Includes bank loan interval funds with similar pricing structures.
(2)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 76 percent of total assets under management at October 31, 2007, compared to 76 percent and 75 percent at October 31, 2006 and 2005, respectively. Class A share assets increased to 22 percent of total assets under management at October 31, 2007 from 21 percent and 17 percent at October 31, 2006 and 2005, respectively, while Class B shares dropped to 4 percent at October 31, 2007 from 5 percent and 7 percent at October 31, 2006 and 2005, respectively. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 6 percent of total assets under management on October 31, 2007, and 7 percent on both October 31, 2006 and 2005, while Class I share assets represented 2 percent of total assets under management on October 31, 2007, compared to 3 percent on October 31, 2006 and 1 percent on October 31, 2005. Private funds represented 19 percent of total assets under management at October 31, 2007, compared to 20 percent on both October 31, 2006 and 2005. Closed-end funds increased to 21 percent of the Company’s total assets under management on October 31, 2007, up from 17 percent on October 31, 2006 and 19 percent on October 31, 2005.

Separate account assets, including high-net-worth, institutional and retail managed account assets, totaled $39.6 billion at October 31, 2007, up from $30.5 billion and $27.6 billion at October 31, 2006 and 2005, respectively. High-net-worth and institutional account assets increased by 18 percent and 2 percent in fiscal 2007 and 2006, respectively, while retail managed account assets increased by 56 percent and 34 percent in the same periods. Retail managed account assets were positively impacted in both fiscal 2007 and 2006 by strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and EVM’s large-cap value product.

The average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide useful information in the analysis of our asset-based revenue and distribution expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administration, distribution and service fees are calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class (1)

	For the Years Ended October 31,
(in billions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Open-end funds:
Class A (2)	$31.8	$22.7	$17.2	40%	32%
Class B (2)	6.4	7.3	8.3	–12%	–12%
Class C (2)	9.4	7.8	7.3	21%	7%
Class I (2)	3.0	2.4	1.2	25%	100%
Other (3)	2.8	2.5	2.3	12%	9%
Total open-end funds	53.4	42.7	36.3	25%	18%
Private funds (4)	28.5	23.7	20.9	20%	13%
Closed-end funds	29.9	21.8	18.2	37%	20%
Total fund assets	111.8	88.2	75.4	27%	17%
HNW and institutional account assets	22.2	21.0	20.0	6%	5%
Retail managed account assets	12.0	8.2	6.1	46%	34%
Total separate account assets	34.2	29.2	26.1	17%	12%
Total	$146.0	$117.4	$101.5	24%	16%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes bank loan interval funds with similar pricing structures.
(3)	Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates.
(4)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

We reported net income of $142.8 million, or $1.06 per diluted share, in fiscal 2007 compared to $159.4 million, or $1.17 per diluted share, in fiscal 2006 and $138.7 million, or $0.99 per diluted share, in fiscal 2005. Operating results for fiscal 2007 reflect the payment of $76.0 million in one-time structuring fees and $14.8 million in marketing incentives related to three closed-end funds offered during the fiscal year. These one-time structuring fees and marketing incentives, which are included in distribution expense and compensation expense, respectively, reduced fiscal 2007 earnings by $0.41 per diluted share. Operating results for fiscal 2007 also include payments totaling $52.2 million to Merrill, Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate compensation agreements in respect of certain of our previously offered closed-end funds under which we were obligated to make payments over time based on the assets of the respective closed-end funds. These one-time termination payments, which are included in distribution expense, reduced diluted earnings for fiscal 2007 by approximately $0.24 per share. Earnings for the fiscal year were also reduced by $3.9 million, or $0.02 per diluted share, by costs associated with the management reorganization of Eaton Vance Distributors, Inc. (“EVD”) announced in October and a loss of $6.7 million, or $0.03 per diluted share, realized on an interest rate lock entered into in connection with the offering of senior notes.

Fiscal 2006 results include the acceleration of non-cash amortization to write off intangible assets of $8.9 million, or $0.04 per diluted share, relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management, as well as the recognition of $9.8 million in interest expense and the write-off of $1.5 million of deferred financing fees associated with the retirement of EVM’s zero-coupon exchangeable notes in August 2006. The additional interest expense and the write-off of the deferred financing fees reduced fiscal 2006 earnings by $0.06 per diluted share.

In conjunction with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” in the first quarter of fiscal 2006, we recognized a cumulative effect of change in accounting principle. In our calculations of stock option expense for the purposes of pro forma disclosure in previous filings, we chose to recognize forfeitures when they occurred rather than estimate them at grant date. Upon adoption of SFAS No. 123R, we were required to recognize the difference between actual forfeitures of awards granted prior to adoption and the calculation of expected forfeitures for these awards as an adjustment to compensation cost. The cumulative effect, net of tax, was $0.6 million.

Results of Operations

	For the Years Ended October 31,
(in thousands, except per share data)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net income	$142,811	$159,377	$138,706	–10%	15%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.15	$1.25	$1.05	–8%	19%
Diluted	$1.06	$1.18	$0.99	–10%	19%
Earnings per share:
Basic	$1.15	$1.25	$1.05	–8%	19%
Diluted	$1.06	$1.17	$0.99	–9%	18%
Operating margin	21%	31%	31%	NM	NM

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income plus closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since amounts resulting from one-time events (e.g., the offering of a closed-end fund) do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation.

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Years Ended October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Operating income	$232,937	$264,966	$232,607	–12%	14%
Closed-end fund structuring fees	75,998	1,610	9,290	NM	–83%
Payments to terminate closed-end fund compensation agreements	52,178	—	—	NM	NM
Write-off of intangible assets	—	8,876	—	NM	NM
Stock-based compensation	43,304	36,314	28,655	19%	27%
Adjusted operating income	$404,417	$311,766	$270,552	30%	15%
Adjusted operating margin	37%	36%	36%

Revenue

Our average effective fee rate (total revenue as a percentage of average assets under management) was 74 basis points in fiscal 2007 compared to 73 basis points in fiscal 2006 and 74 basis points in fiscal 2005.

Revenue

	For the Years Ended October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Investment advisory and administration fees	$773,612	$594,632	$503,085	30%	18%
Distribution and underwriter fees (1)	148,369	139,111	138,485	7%	0%
Service fees (1)	154,736	124,025	105,202	25%	18%
Other revenue	7,383	4,426	6,403	67%	–31%
Total revenue	$1,084,100	$862,194	$753,175	26%	14%

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 1 in Item 8 for further discussion of this change.

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while shifts in asset mix affect the Company’s average effective fee rate.

The increase in investment advisory and administration fees of 30 percent and 18 percent in fiscal 2007 and 2006, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management, which increased by 24 percent and 16 percent in fiscal 2007 and 2006, respectively, and a modest increase in our average effective investment advisory and administration fee rates. Fund average effective fee rates increased to 59 basis points in fiscal 2007 from 57 basis points and 56 basis points in fiscal 2006 and 2005, respectively. Separately managed account average effective fee rates were 32 basis points in fiscal 2007, 2006 and 2005.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percentage of average assets under management in specific share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on certain categories of sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments increased 6 percent, or $7.1 million, to $133.3 million in fiscal 2007, reflecting an increase in average Class A, Class C and certain private fund assets subject to distribution fees, partially offset by a decrease in average Class B share assets. Class A share distribution fees increased by 124 percent to $2.3 million, reflecting a 131 percent increase in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class C and certain private fund distribution fees increased by 21 percent and 15 percent to $67.5 million and $13.7 million, respectively, reflecting increases in average assets subject to distribution fees of 20 percent and 12 percent, respectively. Class B share distribution fees decreased by 14 percent to $49.5 million, reflecting a decrease in average Class B share assets under management of 12 percent year-over-year. Underwriter fees and other distribution income increased 17 percent, or $2.2 million, to $15.0 million in fiscal 2007, primarily reflecting an increase of $0.4 million in underwriter fees received on sales of Class A shares and an increase of $1.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments decreased 4 percent, or $4.8 million, to $126.3 million in fiscal 2006, reflecting a decrease in average Class B share assets subject to distribution fees, partially offset by an increase in average Class A, Class C and certain private fund assets subject to distribution fees. Class B share distribution fees decreased by 13 percent to $57.7 million, reflecting a decrease in average Class B share assets under management of 12 percent. Class A share distribution fees increased by 44 percent to $1.0 million, reflecting a 56 percent increase in average Class A share assets under management subject to distribution fees. Class C and certain private fund distribution fees increased by 5 percent and 14 percent to $55.6 million and $11.9 million, respectively, reflecting increases in average assets subject to distribution fees of 6 percent and 7 percent, respectively. Underwriter fees and other distribution income increased 61 percent, or $4.8 million, to $12.8 million in fiscal 2006, primarily reflecting an increase of $3.3 million in underwriter fees received on sales of Class A shares and an increase of $1.0 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
Service plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to EVD as principal underwriter for service and/or the maintenance of shareholder accounts.

Service fee revenue increased by 25 percent in fiscal 2007, primarily reflecting a 23 percent increase in average assets under management in Class A, B, and C shares and private funds that pay service fees. Service fee revenue increased by 18 percent in fiscal 2006, reflecting a 15 percent increase in average Class A, B, C and certain private fund assets under management.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds, increased by 67 percent in fiscal 2007. The increase in other revenue in fiscal 2007 can be attributed primarily to realized and unrealized gains and losses on securities classified as trading. The 31 percent decrease in other revenue in fiscal 2006 can be attributed primarily to a decrease in investment income related to Eaton Vance Institutional Short Term Income Fund and Eaton Vance Institutional Short Term Treasury Fund, which we stopped consolidating in April 2005 and April 2006, respectively. Other revenue for fiscal 2007, 2006 and 2005 includes $1.5 million, $1.2 million and $2.2 million, respectively, of investment income related to consolidated funds and certain limited partnerships for the periods during which they were consolidated.

Expenses

Operating expenses increased by 43 percent in fiscal 2007, primarily reflecting increases in compensation and distribution expense driven by the offering of $10.0 billion in new closed-end funds in fiscal 2007, current year payments to terminate certain closed-end fund compensation agreements, an increase in adjusted operating income-based incentives driven by increased profitability, an increase in asset-based distribution expenses driven by an increase in average assets under management and an increase in other operating expenses as described below. Operating expenses increased by 15 percent in fiscal 2006, primarily reflecting increases in stock-based compensation associated with the implementation of SFAS No. 123R, increases in asset-based distribution expenses associated with an increase in average assets under management and increases in fund and other operating expenses as described below.

Expenses

	For the Years Ended October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Compensation of officers and employees:
Cash compensation	$273,659	$208,306	$177,008	31%	18%
Stock-based compensation	43,304	36,314	28,655	19%	27%
Total compensation of officers and employees	316,963	244,620	205,663	30%	19%
Distribution expense (1)	253,344	114,052	101,661	122%	12%
Service fee expense (1)	121,748	98,262	87,983	24%	12%
Amortization of deferred sales commissions	55,060	52,048	63,535	6%	–18%
Fund expenses	19,974	16,589	12,019	20%	38%
Other expenses	84,074	71,657	49,707	17%	44%
Total expenses	$851,163	$597,228	$520,568	43%	15%

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 1 in Item 8 for further discussion of this change.

Compensation of officers and employees
Compensation expense increased by 30 percent in fiscal 2007, reflecting increases in both cash and stock-based compensation expense. The increase in cash compensation expense of 31 percent, or $65.4 million, can be primarily attributed to $14.8 million in closed-end fund incentive compensation paid; an increase in other sales incentives of $10.0 million, reflecting the increase in open-end fund and retail managed account sales; an increase in base compensation, employee benefits and payroll taxes of 14 percent, or $14.0 million, reflecting an 11 percent increase in average headcount; an increase in severance costs of $3.9 million associated with the reorganization of EVD in October 2007; and an increase in adjusted operating income-based incentives of 36 percent or, $23.5 million, primarily reflecting a 30 percent increase in adjusted operating income. The increase in headcount in fiscal 2007 reflects additions to our investment management, marketing and operations teams. Stock-based compensation increased by 19 percent or $7.0 million, reflecting an 11 percent increase in average headcount and the acceleration of the recognition of stock-based compensation expense associated with option grants made to retirement-eligible employees.

Compensation expense increased by 19 percent in fiscal 2006 reflecting an 18 percent, or $31.3 million, increase in cash compensation expense and a 27 percent, or $7.7 million, increase in stock-based compensation expense. The increase in cash compensation expense can be primarily attributed to an increase in base compensation, employee benefits and income taxes of 19 percent, or $12.6 million, reflecting a 15 percent increase in average headcount and an increase in adjusted operating income-based incentives of 29 percent, or $14.7 million, reflecting in part a 15 percent increase in adjusted operating income. Stock-based compensation increased by 27 percent, or $7.7 million, reflecting in part a 15 percent increase in average headcount and the acceleration of the recognition of stock-based compensation associated with option grants made to retirement-eligible employees.

Our retirement policy provides that an employee is eligible for retirement at age 65, or for early retirement when the employee reaches age 55 and has a combined age plus years of service of at least 75 years or with our consent. Because many of our outstanding stock options allow for nonforfeiture of options upon retirement, the adoption of SFAS No. 123R on November 1, 2005 resulted in the immediate recognition of compensation expense at grant date for all awards granted to retirement-eligible employees on or after the adoption of SFAS No. 123R. For awards granted to employees approaching retirement eligibility, the adoption of SFAS No. 123R resulted in compensation expense on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who will not become retirement eligible during the vesting period of the options (five years) is recognized on a straight-line basis. Prior to the implementation of SFAS No. 123R, and consistent with SFAS No. 123, it had been our policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility.

The accelerated recognition of compensation cost for employees who are retirement-eligible or are nearing retirement eligibility under our retirement policy is applicable for all grants made on or after our adoption of SAFS No. 123R (November 1, 2005). The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted (the first quarter of each fiscal year) reduces the associated stock-based compensation expense recognized in subsequent quarters.

Distribution expense
Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end fund assets, calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, structuring fees paid on new closed-end fund offerings and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with our distribution partners.

Distribution expense increased by 122 percent, or $139.3 million, in fiscal 2007, primarily reflecting the payment of $76.0 million in one-time structuring fees associated with the offering of three closed-end funds: Eaton Vance Tax-Managed Diversified Equity Fund in the first quarter of fiscal 2007, Eaton Vance Tax-Managed Global Diversified Equity Income Fund in the second quarter of fiscal 2007, and Eaton Vance Risk-Managed Diversified Equity Income Fund in the third quarter of fiscal 2007. Distribution expense for fiscal 2007 also includes $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Class C distribution fees increased by $6.2 million to $46.1 million in fiscal

2007, reflecting the increase in Class C share sales and assets year-over-year. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by $6.7 million to $26.1 million in fiscal 2007, reflecting the increase in sales and assets under management that are subject to these arrangements.

Distribution expense increased by 12 percent in fiscal 2006, largely as a result of increases in average closed-end fund assets and other assets subject to third-party distribution and revenue-sharing arrangements.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C) as well as certain private funds. Service fee expense increased by 24 percent in fiscal 2007 and 12 percent in fiscal 2006, reflecting increases in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization of deferred sales commissions increased by 6 percent in fiscal 2007 due to the increase in Class C share deferred sales commissions, which are amortized over a 12 month period, offset by a decrease in Class B share deferred sales commissions, which are amortized over a period not to exceed six years. Class C share sales increased by 38 percent in fiscal 2007, while Class B share sales declined by 24 percent. As a result of this change in product mix, amortization of deferred sales commissions as a percentage of average deferred sales commission assets increased to 51 percent in fiscal 2007 from 44 percent in fiscal 2006.

Amortization expense in fiscal 2006 decreased by 18 percent, primarily reflecting a decrease in Class B share deferred sales commissions.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incurred. Fund expenses increased by 20 percent in fiscal 2007 and 38 percent in fiscal 2006, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which external investment advisors act as subadvisors. The increase in other fund-related expenses can be attributed to an increase in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 17 percent, or $12.4 million, in fiscal 2007, primarily reflecting increases in travel expense of $2.8 million, facilities-related expenses of $5.9 million, information technology expense of $8.9 million and consulting expense of $3.2 million offset by a decrease in the amortization of intangible assets of $9.0 million. The increase in travel expense can be attributed primarily to additional travel costs incurred in connection with the three closed-end fund offerings during the fiscal year. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount and accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to increases in recruiting, other general consulting and audit costs in fiscal 2007. The decrease in the amortization of intangible assets reflects the $8.9 million write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management in fiscal 2006.

Other expenses increased by 44 percent, or $22.0 million, in fiscal 2006, primarily reflecting increases in facilities-related expenses of $3.7 million, information technology expense of $8.4 million and amortization of intangible assets of $7.7 million. The increase in facilities-related expenses can be attributed to an increase in rent associated with additional office space leased in our existing facilities to support the increase in headcount, additional building expenses associated with the build-out of that office space and related increases in insurance and depreciation. The increase in information technology expense can be attributed to an overall increase in data services and costs incurred in fiscal 2006 in conjunction with several significant system implementations.

The increase in the amortization of intangible assets in fiscal 2006 reflects the write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-off, which totaled $8.9 million, or $0.04 per diluted share, was computed by comparing the net present value of the projected future client cash flows to the carrying value of the intangible asset at April 30, 2006.

Other Income and Expense

	For the Years Ended October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Interest income	$10,511	$8,033	$4,354	31%	84%
Interest expense	(2,894)	(12,850)	(1,464)	–77%	778%
Gains (loss) on investments	(1,943)	3,667	38	NM	NM
Foreign currency losses	(262)	(222)	(32)	18%	594%
Impairment loss on investments	—	(592)	(2,120)	NM	–72%
Total other income (expense)	$5,412	$(1,964)	$776	NM	NM

Interest income increased by $2.5 million, or 31 percent, in fiscal 2007, primarily reflecting additional interest income earned on proceeds from our $500.0 million senior notes offering that funded on October 2, 2007. Interest income increased by 84 percent in fiscal 2006, primarily due to an increase in short-term interest rates offset by a decrease in interest income earned on our minority equity investments in CDO entities.

Interest expense decreased by $10.0 million, or 77 percent, in fiscal 2007, primarily due to EVM’s redemption of its zero-coupon exchangeable senior notes (“Exchangeable Notes”) in August 2006 offset by interest accrued on our senior notes issued in October.

Interest expense increased by $11.4 million, or 778 percent, in fiscal 2006, primarily due to EVM’s redemption of the Exchangeable Notes in August 2006. Upon receipt of EVM’s notice of its intent to redeem the Exchangeable Notes for cash, noteholders had the option to exchange the Exchangeable Notes into Eaton Vance Corp. Non-Voting Common Stock. EVM ultimately had the right to settle the exchange in cash in lieu of shares. As a result of the redemption and resultant settlement in cash, EVM recognized $9.8 million in additional interest expense representing the premium value of the shares that would have been issued upon exchange in excess of the accreted value of the Exchangeable Notes on the redemption date. EVM recognized an additional $1.5 million in interest expense representing the write-off of related remaining debt issuance costs.

In fiscal 2007, we incurred net realized losses on investments totaling $1.9 million, consisting of a $6.7 million loss on the termination of an interest rate lock offset by net investment gains of $3.0 million realized on the disposition of certain investments in sponsored funds and $1.8 million realized on the liquidation of an investment in a collateralized debt obligation entity, respectively. The interest rate lock was entered into as a hedge against adverse movements in Treasury rates in anticipation of the issuance of senior notes with a maturity in excess of ten years. When we determined that we would not issue senior notes with a maturity in excess of ten years, the interest rate lock was terminated and the net settlement amount was recorded as a loss on investments.

In fiscal 2006, we recognized net gains of $2.2 million upon the disposition of certain investments in sponsored funds and $1.4 million in gains on liquidation of investments in two CDO entities.

In addition, we recognized an impairment loss of $0.6 million in fiscal 2006 related to our investments in two CDO entities. The impairment loss resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entities’ investments.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 39 percent in fiscal 2007, 2006 and 2005.

Our policy for accounting for income taxes includes monitoring our business activities and tax policies to ensure that we are in compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions we have taken, or applicable law may not be clear. We periodically review these tax positions and provide for and adjust as necessary estimated liabilities relating to such positions as part of our overall tax provision. There were no significant changes to our overall tax position during fiscal 2007.

Minority Interest

Minority interest increased by 23 percent, 1 percent and 10 percent in fiscal 2007, 2006 and 2005, respectively, primarily due to the increased profitability of majority-owned subsidiaries Atlanta Capital and Parametric Portfolio Associates.

Minority interest is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Funds we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at October 31, 2007 reflects our 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, decreased by $0.4 million, or 10 percent, in fiscal 2007 primarily due to our sale of certain investments in sponsored mutual funds that were accounted for under the equity method in prior periods, offset by increases in equity in net income of both Lloyd George Management and the private equity partnership. Equity in net income of affiliates, net of tax, increased by $3.1 million, or 253 percent, in fiscal 2006, primarily due to a $2.8 million increase in net income (after tax) attributed to our minority equity investment in Eaton Vance Institutional Short Term Income Fund.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2007, 2006 and 2005 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Balance sheet data:
Cash and cash equivalents	$434,957	$206,705	$146,389	110%	41%
Short-term investments	50,183	20,669	127,858	143%	–84%
Long-term investments	86,111	73,075	61,766	18%	18%
Deferred sales commissions	99,670	112,314	126,113	–11%	–11%

Long-term debt	500,000	—	75,467	NM	–100%
Deferred income taxes	11,740	22,520	29,804	–48%	–24%

	For the Years Ended October 31,
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Cash flow data:
Operating cash flows	$266,357	$262,851	$104,052	1%	153%
Investing cash flows	(75,354)	(26,197)	(30,868)	188%	–15%
Financing cash flows	37,196	(176,407)	(73,856)	NM	139%

Our financial condition is highly liquid, with a significant percentage of our assets represented by cash and cash equivalents. Short-term investments include investments in our sponsored cash management funds. Long-term investments consist principally of investments in certain of our sponsored mutual funds, investments in affiliates and investments in CDO entities.

We had significant demands on our cash flow during fiscal 2007. Cash outflows included $52.2 million in one-time payments made by the Company to terminate certain closed-end fund compensation agreements, $76.0 million in structuring fee payments related to new closed-end fund offerings and $14.8 million in sales-based incentives related to new closed-end fund offerings.

Deferred sales commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 11 percent in both fiscal 2007 and fiscal 2006, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred income taxes, which relate principally to the deferred tax liability for deferred sales commissions offset by the deferred tax benefit for stock-based compensation, decreased by 48 percent in fiscal 2007 and 24 percent in fiscal 2006. Upon adoption of SFAS No. 123R in the first quarter of fiscal 2006, the Company established a deferred tax asset of $21.3 million.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5% ten-year senior notes due 2017.

The following table details our future contractual obligations as of October 31, 2007:

Contractual Obligations	Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$198.9	$10.4	$25.4	$26.1	$137.0
Senior notes	500.0	—	—	—	500.0
Investment in private equity partnership	7.4	—	7.4	—	—
Total	$706.3	$10.4	$32.8	$26.1	$637.0

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of October 31, 2007, we had invested $7.6 million of the total $15.0 million of committed capital.

In September 2006, we signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by us to purchase the interests retained by minority investors in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parmetric Risk Advisors. The acquisition agreements provide the minority shareholders the right to require us to purchase these retained interests at specific intervals over time. These agreements also provide us with the right to require the minority shareholders to sell their retained equity interests to us at specific intervals over time, as well as upon the occurrence of certain events such as death and permanent disability. These purchases and sales can occur at varying times in varying amounts over the next six years, and will generally be based upon a multiple of earnings before interest and taxes, a measure that is intended to represent fair market value. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of minority interests in our consolidated subsidiaries may be a significant use of cash in future years.

In the third quarter of fiscal 2007, minority shareholders of Parametric Portfolio Associates exercised a put option whereby units representing a 2 percent capital interest in Parametric Portfolio Associates were sold to us for $6.1 million, increasing our capital ownership interest from 82 to 84 percent. In addition, we purchased a 3 percent interest in Atlanta Capital from minority interest holders for $2.9 million upon exercise of a minority investor put option in the third quarter of fiscal 2007, increasing the Company’s ownership interest from 77 percent to 80 percent. The additional purchase price in each case was allocated between intangible assets and goodwill based on an independent valuation. Minority interest decreased by $0.3 million as a result of these transactions.

In April 2007, Parametric Portfolio Associates announced the signing of a definitive agreement with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut, to merge with Parametric Risk Advisors LLC, a newly formed Parametric Portfolio Associates’ affiliate. The transaction was completed on May 1, 2007. Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the other shareholders in Parametric Risk Advisors to sell their equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure that is intended to represent fair market value.

In fiscal 2006, the Company exercised a call option and purchased an additional 2 percent interest in Parametric Portfolio Associates from minority interest holders for $4.0 million, increasing the Company’s capital ownership interest from 80 percent to 82 percent. In addition, the Company purchased an additional 7 percent interest in Atlanta Capital from minority interest holders for $7.2 million upon exercise of a minority investor put option, increasing the Company’s ownership from 70 to 77 percent. The additional purchase price in each case was allocated between intangible assets and goodwill based on independent valuations. Minority interest decreased by $0.3 million as a result of these transactions.

On July 28, 2006, EVM announced its intention to redeem for cash all of its outstanding Exchangeable Notes ($110.9 million principal amount at maturity with an accreted value on redemption date of $76.4 million). Upon receipt of EVM’s notice of its intent to redeem, holders of the Exchangeable Notes had the option to exchange the Exchangeable Notes into Eaton Vance Corp. Non-Voting Common Stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity. All but $6,000 principal amount at maturity of the Exchangeable Notes were tendered for exchange into the Company’s Non-Voting Common Stock. EVM elected to pay the holders cash in lieu of delivering stock as provided for in the indenture agreement governing the Exchangeable Notes. As a result, EVM paid $86.2 million to holders who presented their Exchangeable Notes for exchange. The remaining Exchangeable Notes with a principal amount at maturity of $6,000 were redeemed by the Company for cash in the aggregate amount of $4,130.

The redemption of the Exchangeable Notes described above resulted in the elimination of all of the Company’s then-outstanding long-term debt and reduced its diluted shares outstanding by 3.2 million shares. The $9.8 million premium value of the shares in excess of the accreted value of the Exchangeable Notes was recorded as interest expense, as was $1.5 million of related debt issuance costs that was written off. Approximately $2.6 million of the premium value was not deductible for tax purposes.

We maintain a revolving credit facility with several banks, which expires on August 13, 2012. The facility, which was extended in August 2007, provides that we may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On October 31, 2007, we had no outstanding borrowings under our revolving credit facility.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect changes in assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $266.4 million, $262.9 million and $104.1 million in the fiscal years ended October 31, 2007, 2006 and 2005, respectively. The increase in cash provided by operating activities in fiscal 2007 can be attributed primarily to an increase in cash provided by the purchase and sale of trading securities by consolidated mutual funds, which regularly purchase and sell securities. In fiscal 2007, net proceeds received from the purchase and sale of trading securities by our consolidated funds increased cash by $16.0 million. Net cash provided by (used for) the purchase and sale of trading securities totaled $30.6 million and ($68.8) million in fiscal 2006 and 2005. Operating cash flows in 2007 were reduced by $52.2 million in payments made to terminate certain closed-end fund compensation agreements and $76.0 million in structuring fee payments related to the offering of three closed-end funds.

Operating cash flows in 2007 also include the payment of $4.5 million to settle an interest rate lock transaction associated with our ten-year senior note offering. We entered into the interest rate lock to hedge against movement in ten-year Treasury prices between the time at which the decision was made to issue the debt and the pricing of the securities. At the time the debt was issued, we terminated the interest rate lock and settled the transaction in cash. At termination, the interest rate lock was determined to be a fully effective cash flow hedge and the $4.5 million settlement cost was recorded as a component of other comprehensive income. The amount recorded in other comprehensive income will ultimately be amortized over the life of the senior notes and recorded as a component of interest expense.

Capitalized sales commissions paid to financial intermediaries for the distribution of our Class B and Class C fund shares and certain private funds increased by $1.9 million in fiscal 2007, due primarily to a 38 percent increase in Class C share sales. Capitalized sales commissions increased by $6.9 million in fiscal 2006 due primarily to a 23 percent increase in Class C share sales. We anticipate that the payment of capitalized sales commissions will continue to be a significant use of cash in the future.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests from minority investors in our majority owned subsidiaries, and the purchase and sale of investments in our sponsored mutual funds and other sponsored investment products that we do not consolidate. Cash used for investing activities totaled $75.4 million, $26.2 million and $30.9 million in fiscal 2007, 2006 and 2005, respectively.

In fiscal 2007, additions to equipment and leasehold improvements totaled $12.7 million, compared to $12.7 million in fiscal 2006 and $3.4 million in fiscal 2005. Fiscal 2007 and 2006 additions reflect leasehold improvements made in conjunction with additional office space leased to accommodate the increase in headcount in those years. Investing cash flows in fiscal 2007 also reflect the purchase of an additional 2 percent interest in Parametric Portfolio Associates and an additional 3 percent interest in Atlanta Capital for a total of $9.1 million. These purchases increased our ownership interests in Parametric Portfolio Associates and Atlanta Capital to 84 percent and 80 percent, respectively. Fiscal 2006 and 2005 purchases of additional interests in majority-owned subsidiaries totaled $11.3 million and $0.4 million, respectively. In fiscal 2007, the purchase and sale of available-for-sale investments resulted in a net use of cash totaling $52.9 million. In fiscal 2006 and 2005, the purchase and sale of available-for-sale investments reduced investing cash flows by $0.5 million and $26.6 million, respectively.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash provided by (used for) financing activities totaled $37.2 million, ($176.4) million and ($73.9) million in fiscal 2007, 2006 and 2005.

In fiscal 2007, we repurchased a total of 10.8 million shares of our Non-Voting Common Stock for $442.3 million under our authorized repurchase programs and issued 2.5 million shares of Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $41.9 million. We have authorization to purchase an additional 7.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be a significant use of cash. Our dividends per share were $0.51 in fiscal 2007, $0.42 in fiscal 2006 and $0.34 in fiscal 2005. We increased our quarterly dividend by 25 percent to $0.15 per share in the fourth quarter of fiscal 2007. We currently expect to continue to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5% ten year senior notes due 2017. In conjunction with the senior note offering, we paid approximately $5.2 million in debt offering costs that will be amortized over the life of the notes and recognized as a component of interest expense.

In August 2006, EVM retired in full its then outstanding Exchangeable Notes with an accreted value on redemption date of $76.4 million. We made no long-term debt payments in fiscal 2005.

We believe that proceeds from our $500.0 million senior note offering, cash provided by current operating activities and borrowings available under our $200.0 million credit facility will provide us with sufficient liquidity to meet our short-term and long-term operating needs.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in the Consolidated Financial Statements.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates.

Deferred Sales Commissions

Sales commissions paid to broker/dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these funds are generally applied to reduce the Company’s unamortized deferred sales commission assets. Should we lose our ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred sales commission assets accordingly.

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates to a single reporting unit. Goodwill is not amortized but is tested at least annually for impairment by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We establish fair value for the purpose of impairment testing using discounted cash flow analyses and appropriate market multiples. In this process, we make assumptions related to projected future earnings and cash flow, market multiples and applicable discount rates. Changes in these estimates could materially affect our impairment conclusion.

Identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. In most instances, we engage third party consultants to perform these valuations. We periodically review identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Accounting for Income Taxes

Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Contingent tax liabilities are established when, despite our belief that the tax return positions are fully supportable, there is the potential that they may be successfully challenged. These contingent tax liabilities, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of our assets and liabilities. Our deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to broker/dealers. Under IRS regulations, stock-based compensation is deductible for tax purposes at the time the employee recognizes the income (upon vesting of restricted stock, exercise of non-qualified stock option grants and any disqualifying dispositions of incentive stock options). Capitalized sales commission payments are deductible for tax purposes at the time of payment.

As discussed in “Accounting Developments” below, our accounting for income taxes will be impacted by the adoption of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

Investments in CDO Entities

We act as collateral or investment manager for a number of CDO entities pursuant to management agreements between us and each CDO entity. At October 31, 2007, combined assets under management in these CDO entities upon which we earn a management fee were approximately $3.3 billion. We had combined investments of $19.0 million in five of these entities on October 31, 2007.

We account for our investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of our investments in these CDO entities may be adversely affected. Our risk of loss in the CDO entities is limited to the $19.0 million carrying value of the investments on our Consolidated Balance Sheet at October 31, 2007.

A CDO entity issues non-recourse debt and equity securities, which are sold in a private offering to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of floating-rate bank loans, high-yield bonds and/or other types of approved securities that the CDO entity purchases. We manage the collateral securities for a fee and, in most cases, are a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, our equity investment in a CDO entity is highly sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. Our financial exposure to the CDO entities we manage is limited to our interests in the CDO entities as reflected in our Consolidated Balance Sheet.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. Management must also apply judgment in developing an expectation of awards that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Loss Contingencies

We continually review any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and thus none have been recorded in the financial statements included in this report.

Inflation

Our assets are, to a large extent, liquid in nature and therefore we do not believe that inflation has had a material impact on our results of operations. To the extent that inflation or the expectation thereof results in rising interest rates, it may adversely affect our financial condition and results of operations. A substantial decline in the value of fixed-income or equity investments could adversely affect the net asset value of funds and accounts we manage, which in turn would result in a decline in revenue.

Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141, as amended, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141, as amended, are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141, as amended, is effective for the Company’s fiscal year that begins on November 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. We are currently evaluating the potential impact of EITF 06-11, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year that begins on November 1, 2008. We are currently evaluating this standard and its impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the Company’s fiscal year that begins on November 1, 2008. We are currently evaluating this standard and its impact, if any, on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold for tax positions, “more-likely-than-not” (i.e. greater than 50 percent), before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of November 1, 2007, as required.

FIN 48 provides that interest recognized as a result of the application of FIN 48 may be classified as either income taxes or interest expense. FIN 48 further provides that any penalties recognized as a result of applying FIN 48 may be classified in the financial statements as either income taxes or another expense classification. The classification of these items is based upon the accounting policy election of the company. Our historical accounting policy with respect to interest and penalties recognized for tax uncertainties has been to classify these amounts as income taxes. We will continue this classification upon the adoption of FIN 48.

We are continuing to evaluate the impact of FIN 48 on our financial statements and currently anticipate recognizing a charge to retained earnings of approximately $5.0 million upon adoption. In addition, we anticipate that, upon adoption, our deferred tax assets and income taxes payable will increase by approximately $85.0 million on the Company’s Consolidated Balance Sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, our financial position is subject to different types of risk, including market risk. Market risk is the risk that we will incur losses due to adverse changes in equity and bond prices, interest rates, credit risk or currency exchange rates. Management is responsible for identifying, assessing and managing market and other risks.

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A, declines of financial market values will negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investments in sponsored equity funds, our equity interest in affiliates and equity securities held by sponsored funds we consolidate. Our investments in sponsored equity funds and equity securities are carried at fair value on our Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2007:

(in thousands)	Carrying Value	Carrying Value assuming a 10% increase	Carrying Value assuming a 10% decrease
Trading:
Equity securities	$14,368	$15,805	$12,931
Available-for-sale securities:
Sponsored funds	82,627	90,890	74,364
Investment in affiliates	16,297	17,927	14,667
Total	$113,292	$124,622	$101,962

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored by us and debt securities held by sponsored funds we consolidate. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2007. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent our management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50 percent) decline in interest rates would have on our pre-tax net income as of October 31, 2007:

(in thousands)	Carrying Value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$770	$ 4
Available-for-sale securities:
Sponsored funds	2,320	12
Total	$3,090	$16

From time to time, we seek to offset our exposure to changing interest rates associated with our debt financing. In October 2007, we issued $500.0 million in aggregate principal amount of 6.5 percent ten year senior notes due 2017. In conjunction with the offering, we entered into an interest rate lock intended to hedge against adverse Treasury rate movements between the time at which the decision was made to issue the debt and the pricing of the securities. At the time the debt was issued, we terminated the lock and settled the transaction in cash. At termination, the lock was determined to be a fully effective cash flow hedge and the $4.5 million settlement cost was recorded as a component of other comprehensive income. There can be no assurance that our hedge instruments will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts on any future debt offerings.

Our primary direct exposure to credit risk arises from our interests in CDO entities that are included in long-term investments in our Consolidated Balance Sheets. As an investor in a CDO entity, we are entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in CDO entities is approximately $19.0 million at October 31, 2007, which represents our total value at risk with respect to such entities as of October 31, 2007.

We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. This situation may change in the future as our business continues to grow outside of the United States. We do not enter into foreign currency transactions for speculative purposes and currently have no material investments that would expose us to foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2007, 2006 and 2005

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2007	2006	2005
Revenue:
Investment advisory and administration fees	$773,612	$594,632	$503,085
Distribution and underwriter fees	148,369	139,111	138,485
Service fees	154,736	124,025	105,202
Other revenue	7,383	4,426	6,403
Total revenue	1,084,100	862,194	753,175

Expenses:
Compensation of officers and employees	316,963	244,620	205,663
Distribution expense	253,344	114,052	101,661
Service fee expense	121,748	98,262	87,983
Amortization of deferred sales commissions	55,060	52,048	63,535
Fund expenses	19,974	16,589	12,019
Other expenses	84,074	71,657	49,707
Total expenses	851,163	597,228	520,568

Operating income	232,937	264,966	232,607

Other Income (Expense):
Interest income	10,511	8,033	4,354
Interest expense	(2,894)	(12,850)	(1,464)
Gains/(losses) on investments	(1,943)	3,667	38
Foreign currency losses	(262)	(222)	(32)
Impairment loss on investments	—	(592)	(2,120)

Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	238,349	263,002	233,383
Income taxes	(93,200)	(102,245)	(90,871)
Minority interest	(6,258)	(5,103)	(5,037)
Equity in net income of affiliates, net of tax	3,920	4,349	1,231

Income before cumulative effect of change in accounting principle	142,811	160,003	138,706
Cumulative effect of change in accounting principle, net of tax	—	(626)	—
Net income	$142,811	$159,377	$138,706

Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.15	$1.25	$1.05
Diluted	$1.06	$1.18	$0.99
Earnings per share:
Basic	$1.15	$1.25	$1.05
Diluted	$1.06	$1.17	$0.99
Weighted average shares outstanding:
Basic	124,527	127,807	131,591
Diluted	135,252	137,004	140,520

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$434,957	$206,705
Short-term investments	50,183	20,669
Investment advisory fees and other receivables	116,979	94,669
Other current assets	8,033	7,324
Total current assets	610,152	329,367

Other Assets:
Deferred sales commissions	99,670	112,314
Goodwill	103,003	96,837
Other intangible assets, net	35,988	34,549
Long-term investments	86,111	73,075
Equipment and leasehold improvements, net	26,247	21,495
Other assets	5,660	558
Total other assets	356,679	338,828
Total assets	$966,831	$668,195

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$106,167	$80,975
Accounts payable and accrued expenses	66,955	33,660
Dividends payable	17,780	15,187
Other current liabilities	26,797	9,823
Total current liabilities	217,699	139,645

Long-Term Liabilities:
Long-term debt	500,000	—
Deferred income taxes	11,740	22,520
Total long-term liabilities	511,740	22,520
Total liabilities	729,439	162,165

Minority interest	8,224	9,545
Commitments and contingencies (See Note 7)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 371,386 and 309,760 shares, respectively	1	1
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,798,378 and 126,125,717 shares, respectively	460	493
Notes receivable from stock option exercises	(2,342)	(1,891)
Accumulated other comprehensive income	3,193	4,383
Retained earnings	227,856	493,499
Total shareholders’ equity	229,168	496,485
Total liabilities and shareholders’ equity	$966,831	$668,195

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Common and Non-Voting Common Shares	Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, November 1, 2004	133,581	$1	$521	$—	$(2,718)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.34 per share)	—	—	—	—	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,075	—	4	12,623	(615)
Under employee stock purchase plan	134	—	1	2,424	—
Under employee incentive plan	126	—	—	2,641	—
Under restricted stock plan	46	—	—	—	—
Stock-based compensation	—	—	—	28,607	—
Tax benefit of stock option exercises	—	—	—	3,434	—
Repurchase of Non-Voting Common Stock	(5,409)	—	(21)	(49,729)	—
Principal repayments	—	—	—	—	592
Balance, October 31, 2005	129,553	1	505	—	(2,741)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.42 per share)	—	—	—	—	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,388	—	9	22,238	(552)
Under employee stock purchase plan	134	—	1	2,910	—
Under employee incentive plan	153	—	1	3,589	—
Under restricted stock plan	40	—	—	—	—
Stock-based compensation	—	—	—	36,867	—
Tax benefit of stock option exercises	—	—	—	6,073	—
Repurchase of Non-Voting Common Stock	(5,833)	—	(23)	(71,677)	—
Principal repayments	—	—	—	—	1,402
Balance, October 31, 2006	126,435	1	493	—	(1,891)
Net income	—	—	—	—	—
Other comprehensive income:
Unamortized loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.51 per share)	—	—	—	—	—
Issuance of Voting Common Stock	99	—	—	388	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,176	—	8	34,290	(1,291)
Under employee stock purchase plan	128	—	—	3,311	—
Under employee incentive plan	182	—	1	5,585	—
Under restricted stock plan	13	—	—	—	—
Stock-based compensation	—	—	—	43,305	—
Tax benefit of stock option exercises	—	—	—	9,915	—
Repurchase of Voting Common Stock	(37)	—	—	(146)
Repurchase of Non-Voting Common Stock	(10,826)	—	(42)	(96,648)	—
Principal repayments	-	—	—	—	840
Balance, October 31, 2007	118,170	$1	$460	$—	$(2,342)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Continued)

(in thousands, except per share data)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
Balance, November 1, 2004	$1,854	$464,670	$464,328
Net income	—	138,706	138,706	$138,706
Other comprehensive income:
Unrealized holding gains on investments, net of tax	760	—	760	760
Foreign currency translation adjustments, net of tax	(48)	—	(48)	(48)
Total comprehensive income				$139,418
Dividends declared ($0.34 per share)	—	(44,539)	(44,539)
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	12,012
Under employee stock purchase plan	—	—	2,425
Under employee incentive plan	—	—	2,641
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	28,607
Tax benefit of stock option exercises	—	—	3,434
Repurchase of Non-Voting Common Stock	—	(82,872)	(132,622)
Principal repayments	—	—	592
Balance, October 31, 2005	2,566	475,965	476,296
Net income	—	159,377	159,377	$159,377
Other comprehensive income:
Unrealized holding gains on investments, net of tax	1,754	—	1,754	1,754
Foreign currency translation adjustments, net of tax	63	—	63	63
Total comprehensive income				$161,194
Dividends declared ($0.42 per share)	—	(53,629)	(53,629)
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	21,695
Under employee stock purchase plan	—	—	2,911
Under employee incentive plan	—	—	3,590
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	36,867
Tax benefit of stock option exercises	—	—	6,073
Repurchase of Non-Voting Common Stock	—	(88,214)	(159,914)
Principal repayments	—	—	1,402
Balance, October 31, 2006	4,383	493,499	496,485
Net income	—	142,811	142,811	$142,811
Other comprehensive income:
Unamortized loss on derivative instrument, net of tax	(2,872)	—	(2,872)	(2,872)
Unrealized holding gains on investments, net of tax	1,628	—	1,628	1,628
Foreign currency translation adjustments, net of tax	54	—	54	54
Total comprehensive income				$141,621
Dividends declared ($0.51 per share)	—	(62,893)	(62,893)
Issuance of Voting Common Stock	—	—	388
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	33,007
Under employee stock purchase plan	—	—	3,311
Under employee incentive plan	—	—	5,586
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	43,305
Tax benefit of stock option exercises	—	—	9,915
Repurchase of Voting Common Stock	—	—	(146)
Repurchase of Non-Voting Common Stock	—	(345,561)	(442,251)
Principal repayments	—	—	840
Balance, October 31, 2007	$3,193	$227,856	$229,168

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2007	2006	2005
Cash and cash equivalents, beginning of year	$206,705	$146,389	$147,137
Cash Flows From Operating Activities:
Net income	142,811	159,377	138,706
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on long-term investments	—	592	2,120
(Gains) losses on investments	(7,200)	(4,256)	192
Amortization of long-term investments	5,234	3,116	1,361
Unamortized loss on derivative instrument	(4,467)	—	—
Equity in net income of affiliates	(6,054)	(6,845)	(1,958)
Dividends received from affiliates	5,048	2,734	875
Minority interest	6,258	5,103	5,037
Interest on long-term debt and amortization of debt issuance costs	161	2,551	1,282
Deferred income taxes	(10,063)	(11,206)	(14,539)
Excess tax benefit of stock option exercises	(9,915)	(8,234)	(3,542)
Stock-based compensation	43,305	36,314	28,607
Cumulative effect of change in accounting principle, net of tax	—	626	—
Depreciation and other amortization	10,500	15,524	6,830
Amortization of deferred sales commissions	55,015	52,048	63,540
Payment of capitalized sales commissions	(55,795)	(53,848)	(46,950)
Contingent deferred sales charges received	13,462	15,628	19,548
Proceeds from sale of trading investments	42,453	190,725	88,762
Purchase of trading investments	(26,504)	(160,172)	(157,562)
Changes in assets and liabilities:
Investment advisory fees and other receivables	(22,291)	(10,801)	(52,356)
Other current assets	(875)	3,773	(4,643)
Other assets	—	826	1,327
Accrued compensation	25,171	18,093	10,583
Accounts payable and accrued expenses	33,216	5,666	8,199
Other current liabilities	26,887	5,517	8,633
Net cash provided by operating activities	266,357	262,851	104,052
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(12,694)	(12,721)	(3,397)
Purchase of minority members’ interests	(9,055)	(11,256)	(360)
Purchase of management contracts	(716)	(1,703)	(463)
Proceeds from sale of available-for-sale investments	31,085	27,048	1,441
Purchase of available-for-sale investments	(83,974)	(27,565)	(28,089)
Net cash used for investing activities	(75,354)	(26,197)	(30,868)
Cash Flows From Financing Activities:
Distributions to minority shareholders	(8,360)	(5,828)	(4,379)
Long-term debt issuance costs	(5,165)	—	(428)
Proceeds from issuance of long-term debt	500,000	—	—
Repayment of long-term debt	—	(76,358)	—
Excess tax benefit of stock option exercises	9,915	8,234	3,542
Proceeds from issuance of Non-Voting Common Stock	41,904	28,196	17,078
Proceeds from issuance of Voting Common Stock	388	—	—
Repurchase of Non-Voting Common Stock	(442,251)	(159,914)	(132,622)
Repurchase of Voting Common Stock	(146)	—	—
Principal repayments on notes receivable from stock option exercises	840	1,402	592
Dividends paid	(60,300)	(51,394)	(42,248)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	371	80,000	151,500
Redemption of mutual fund subsidiaries’ capital stock	—	(745)	(66,891)
Net cash provided by (used for) financing activities	37,196	(176,407)	(73,856)
Effect of currency rate changes on cash and cash equivalents	53	69	(76)
Net increase (decrease) in cash and cash equivalents	228,252	60,316	(748)
Cash and cash equivalents, end of year	$434,957	$206,705	$146,389
Supplemental Cash Flow Information:
Interest paid	$115	$10,022	$182
Income taxes paid	$78,238	$107,404	$100,702
Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$1,291	$552	$615

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business and Organization

Eaton Vance Corp. and its subsidiaries (“the Company”) manage investment funds and provide investment management and counseling services to high-net-worth individuals and institutions. The Company’s principal retail marketing strategy is to distribute funds and separately managed accounts primarily through financial intermediaries in the advice channel. We also commit significant resources to serving institutional and high-net-worth clients who access investment advice outside of traditional broker/dealer channels.

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

Reclassification and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain service fees have been reclassified from distribution and underwriter fees. Certain fund related expenses have been reclassified from other expenses to fund expenses. Certain fees earned on Class A shares have been reclassified from distribution expenses to distribution and underwriter fees.

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

Although the Company does make some disclosure regarding assets under management and other asset flows by product (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision maker (namely the Company’s Chief Executive Officer) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. Investment management teams at the Company are generally not aligned with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in sponsored cash management mutual funds and commercial paper, which are readily convertible to cash. Cash equivalents have original maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments. Short-term investments consist of securities with maturities greater than three months at the time of purchase. Short-term investments are carried at fair value based on quoted market prices.

Investments

Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company and other debt and equity securities held by the Company in separately managed accounts. Securities classified as trading are carried at fair value based on quoted market prices. Net unrealized holding gains or losses, as well as realized gains or losses, are reflected as a component of other revenue. The specific identified cost method is used to determine the realized gain or loss on securities sold.

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

Derivative Instruments

The Company may utilize derivative financial instruments to manage foreign currency risk inherent in investments denominated in foreign currencies and to manage interest rate risk inherent in long-term debt offerings. Derivative financial instruments are not entered into for trading or speculative purposes.

The Company records all derivatives on the balance sheet at fair value. If a derivative qualifies as a cash flow hedge, the effective portion of the unrealized gain or loss is recorded in other comprehensive income as a separate component of shareholders’ equity and is reclassified into earnings over the life of the hedge. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings.

Deferred Sales Commissions

Sales commissions paid by the Company to broker/dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years. Distribution plan payments received by the Company from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received by the Company from redeeming shareholders of open-end funds are generally applied to reduce the Company’s unamortized deferred sales commission assets.

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

Equipment and Leasehold Improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Debt Issuance Costs

Deferred debt issuance costs are amortized on a straight-line basis over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Revenue Recognition

Investment advisory, administration, distribution and service fees for the funds and investment advisory fees for separate accounts managed by the Company are recognized as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. With the exception of the Company’s separate account investment advisory fees, which are calculated generally as a percentage of either beginning, average or ending quarterly assets, the Company’s investment advisory, administration, distribution and service fees are calculated principally as a percentage of average daily assets. The Company may waive certain fees for investment and administration services at its discretion. Investment advisory and administration fees are recorded gross of any subadvisory arrangements, with the corresponding fees paid to any subadvisor based on the terms of those arrangements included in other expenses. In instances where the Company acts as subadvisor or co-manager, investment advisory fees are recorded net. Distribution and service fees are recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expense, respectively.

Sales of shares of investment companies in connection with the Company’s activities as principal underwriter are accounted for on a settlement date basis, which approximates trade date basis, with the related commission income and expense recorded on a trade date basis.

Interest income is accrued as earned. Dividend income is recorded on the ex-dividend date.

Income Taxes

The Company’s effective tax rate reflects the statutory tax rates of the many jurisdictions in which it operates. Significant judgment is required in determining its effective tax rate and in evaluating its tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. The Company adjusts its income tax provision in the period in which it determines that actual outcomes will likely be different from its estimates. Tax reserves are established when, despite the Company’s belief that the tax return positions are fully supportable, there is the potential that it may be successfully challenged. All SFAS No. 5 items have been properly accrued for as applicable. These reserves, as well as the related interest and potential penalties, are adjusted regularly to reflect changing facts and circumstances. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. Deferred taxes relate principally to stock-based compensation expense and capitalized sales commissions paid to brokers and dealers. Under IRS regulations, stock-based compensation is deductible for tax purposes at the time the employee recognizes the income (upon vesting of restricted stock, exercise of non-qualified stock options and disqualifying dispositions of incentive stock options). Capitalized sales commission payments are deductible for tax purposes at the time of payment. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided.

As discussed in “Accounting Developments” below, the Company’s accounting for income taxes in future years will be impacted by the adoption of FASB Interpretation No. 48, “Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).

Earnings Per Share

Earnings per basic share are based on the weighted-average number of common shares outstanding during each period less non-vested restricted stock. Earnings per diluted share are based on basic shares as determined above plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options, non-vested restricted stock using the treasury stock method and contingently convertible debt using the if-converted method.

Stock-Based Compensation

The Company accounts for stock-based compensation expense using the fair value method. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, and consistent with SFAS 123 “Accounting for Stock-Based Compensation,” it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period. The Company immediately recognizes compensation expense at grant date for all awards granted to retirement-eligible employees on or after adoption of SFAS No. 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, compensation expense is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at current exchange rates as of the end of the accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in other income currently as they occur.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on investment securities classified as available-for-sale (net of income tax), activity from terminated cash flow hedges (net of income tax), and foreign currency translation adjustments (net of income tax).

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of SFAS No. 5, “Accounting for Contingencies,” through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and thus none have been recorded in the accompanying consolidated financial statements.

2.	Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141, as amended, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141, as amended, are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141, as amended, is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold for tax positions, “more-likely-than-not” (i.e. greater than 50 percent), before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of November 1, 2007, as required.

FIN 48 provides that interest recognized as a result of the application of FIN 48 may be classified as either income taxes or interest expense. FIN 48 further provides that any penalties recognized as a result of applying FIN 48 may be classified in the financial statements as either income taxes or another expense classification. The classification of these items is based upon the accounting policy election of the company. The Company’s historical accounting policy with respect to interest and penalties recognized for tax uncertainties has been to classify these amounts as income taxes. The Company will continue this classification upon the adoption of FIN 48.

The Company is continuing to evaluate the impact of FIN 48 on its financial statements and currently anticipates recognizing a charge to retained earning of approximately $5.0 million upon adoption. In addition, the Company anticipates that, upon adoption, its deferred tax assets and income taxes payable will increase by approximately $85.0 million on the Company’s Consolidated Balance Sheet.

3.	Acquisitions, Goodwill and Other Intangible Assets

In fiscal 2003, the Company acquired a majority interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”). The Company has an 84.3 percent capital and an 81.2 percent profits interest in Parametric Portfolio Associates at October 31, 2007. Certain minority shareholders of Parametric Portfolio Associates have the right to sell and the Company has the right to purchase an additional 4.3 percent of the capital of Parametric Portfolio Associates based on the financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2007. Certain minority shareholders of Parametric Portfolio Associates will have the right to sell and the Company will have the right to purchase the remaining 11.4 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 18.8 percent profits interest) over a six-year period based on financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2007 and the next five calendar years. The price for acquiring the remaining capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value).

In fiscal 2007, the minority shareholders of Parametric Portfolio Associates exercised a put option whereby units representing a 2 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $6.1 million based on a multiple of earnings before taxes of Parametric Portfolio Associates for the calendar year ended December 31, 2006. In conjunction with the purchase, the Company recorded intangible assets of $1.8 million (representing $1.0 million of amortizable intangible assets and $0.8 million of non-amortizable assets) and goodwill of $4.1 million. The remainder of the purchase price was allocated to minority interest. In fiscal 2006, the Company exercised a call option with the minority shareholders of Parametric Portfolio Associates whereby units representing a 2 percent capital ownership interest in Parametric were sold to the Company for $4.0 million based on a multiple of earnings before taxes for the calendar year ended December 31, 2005. In conjunction with the purchase, the Company recorded intangible assets of $1.4 million (representing $0.7 million of amortizable intangible assets and $0.7 million of non-amortizable intangible assets) and goodwill of $2.5 million. The remainder of the purchase price was allocated to minority interest.

In fiscal 2001, the Company acquired majority interests in Atlanta Capital Management, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”). The Company has an 80.4 percent interest in Atlanta Capital and an 80 percent interest in Fox Asset Management at October 31, 2007. Atlanta Capital’s minority shareholders have the right to sell and the Company has the right to purchase the remaining 19.6 percent of Atlanta Capital over a two-year period based on financial results of Atlanta Capital for the calendar years ending December 31, 2007 and 2008 at a price based on a multiple of earnings before taxes. Fox Assets Management’s minority shareholders have the right to sell and the Company has the right to purchase the remaining 20 percent of Fox Asset Management over a four-year period based on financial results of Fox Asset Management for the calendar years ending December 31, 2007 and the next three calendar years at a price based on a multiple of earnings before taxes.

In fiscal 2007, the minority shareholders of Atlanta Capital exercised a put option whereby units representing a 3 percent ownership interest in Atlanta Capital were sold to the Company for $2.9 million based on a multiple of earnings before taxes of Atlanta Capital for the calendar year ended December 31, 2006. In conjunction with the transaction, the Company recorded amortizable intangible assets of $0.8 million representing client relationships acquired and goodwill of $2.0 million. The remainder of the purchase price was allocated to minority interest. In fiscal 2006, the minority shareholders of Atlanta Capital exercised a put option whereby units representing a 7 percent ownership interest in Atlanta Capital were sold to the Company for $7.2 million based on a multiple of earnings of Atlanta Capital before taxes for the calendar year ended December 31, 2005. In conjunction with the transaction, the Company recorded amortizable intangible assets of $2.4 million representing client relationships acquired and goodwill of $4.7 million. The remainder of the purchase price was allocated to minority interest.

In April 2007, Parametric Portfolio Associates announced the signing of a definitive agreement with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut, to merge with Parametric Risk Advisors LLC (“Parametric Risk Advisors”), a newly formed Parametric Portfolio Associates’ affiliate. The transaction was completed on May 1, 2007. Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the other shareholders in Parametric Risk Advisors to sell their equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure that is intended to represent fair market value. As a result of the transaction, the Company recorded intangible assets of $0.7 million representing client relationships acquired.

Any additional payments made to the minority shareholders of Parametric Portfolio Associates, Atlanta Capital, Fox Asset Management or Parametric Risk Advisors will be treated as additional purchase price for accounting purposes.

The changes in the carrying amount of goodwill for the years ended October 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Balance, beginning of period	$96,837	$89,634
Goodwill acquired	6,166	7,203
Balance, end of period	$103,003	$96,837

The following is a summary of other intangible assets at October 31, 2007 and 2006:

2007
(dollars in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	12.6	$58,403	$25,223	$33,180
Non-amortizing intangible assets:
Mutual fund management contracts acquired	—	2,808	—	2,808
Total		$61,211	$25,223	$35,988

2006
(dollars in thousands)	Weighted Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	13.9	$55,242	$ 22,648	$32,594
Non-amortizing intangible assets:
Mutual fund management contracts acquired	—	1,955	—	1,955
Total		$57,197	$ 22,648	$34,549

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

During fiscal 2007 and 2006, the Company acquired certain other client relationships for $0.7 million and $1.7 million, respectively.

Amortization expense, including the write-offs of intangible assets noted above, was $2.6 million, $11.5 million and $3.8 million for the years ended October 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense
2008	$2,711
2009	2,711
2010	2,711
2011	2,711
2012	2,711

4.          Investments

The following is a summary of investments at October 31, 2007 and 2006:

(in thousands)	2007	2006
Short-term investments:
Sponsored funds	$50,183	$—
Investment in affiliate	—	20,669
Total	$50,183	$20,669

Long-term investments:
Debt securities	$770	$761
Equity securities	14,368	12,775
Sponsored funds	34,764	36,483
Collateralized debt obligation entities	18,962	9,105
Investments in affiliates	16,297	13,006
Other investments	950	945
Total	$86,111	$73,075

Investments in sponsored funds and equity securities classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at October 31, 2007 and 2006:

2007		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored fund	$75,537	$9,524	$(114)	$84,947
Total	$75,537	$9,524	$(114)	$84,947

2006		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Equity securities	$5,455	$438	$(76)	$5,817
Sponsored funds	30,051	6,446	(14)	36,483
Total	$35,506	$6,884	$(90)	$42,300

Gross unrealized gains and losses on investments in sponsored funds and equity securities classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $114,000 as of October 31, 2007 and determined that these losses were not other than temporary, primarily because the Company has the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $1.5 million at October 31, 2007.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the years ended October 31, 2007, 2006 and 2005. The cost basis for sales of securities is determined on a specific identification basis.

(in thousands)	2007	2006	2005
Gains	$4,746	$4,252	$267
Losses	(1)	(484)	(44)
Net realized gain	$4,745	$3,768	$223

Investments in debt and equity securities classified as trading

The following is a summary of the cost and fair value of investments classified as trading at October 31, 2007 and 2006:

2007 (in thousands)	Cost	Fair Value
Long-term investments:
Debt securities	$773	$770
Equity securities	13,908	14,368
Total	$14,681	$15,138

2006 (in thousands)	Cost	Fair Value
Long-term investments:
Debt securities	$759	$761
Equity securities	6,955	6,958
Total	$7,714	$7,719

Gross unrealized gains and losses on debt and equity securities classified as trading investments have been reported in income currently as a component of other revenue.

The Company recognized $2.5 million of realized gains and $0.4 million of realized losses related to investments classified as trading for the year ended October 31, 2007.

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDO entities, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2007, combined assets under management in the pools of these CDO entities were $3.3 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities was $19.0 million, which is the carrying value of these investments at October 31, 2007. Investors in CDO entities have no recourse against the Company for any losses sustained in the CDO structure. Management has concluded that the Company is not required to consolidate any of the CDO entities in which it has a minority equity investment.

The Company recognized impairment losses of $0.6 million and $2.1 million for the years ended October 31, 2006 and 2005, respectively, related to its investments in CDO entities. The impairment losses resulted from the effect of tightening credit spreads and higher than forecasted prepayment rates on the underlying collateral pools.

The carrying value of $19.0 million and $9.1 million at October 31, 2007 and 2006, respectively, for the Company’s ownership interests in the CDO entities is their estimated fair value.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $9.2 million and $8.3 million at October 31, 2007 and 2006, respectively. At October 31, 2007, the Company’s investment exceeded its share of the underlying net assets of LGM by $3.0 million. The Company considers the excess to be goodwill and therefore does not amortize this excess.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $7.1 million and $4.2 million at October 31, 2007 and 2006, respectively. At October 31, 2007, the Company’s investment in the partnership was equal to its share of the underlying net assets.

At October 31, 2006, the Company had a 20 percent interest in the Eaton Vance Institutional Short Term Income Fund (“EVSI”), an open-end mutual fund that invests in short-term debt securities. The Company classified this investment as a short-term investment for financial reporting purposes due to the short-term nature of the underlying securities in which EVSI invests. The Company’s investment in EVSI was $20.7 million at October 31, 2006.

At October 31, 2006, the Company also had equity interests in excess of 20 percent in various other sponsored investment partnerships and funds. The Company’s investment in these affiliates totaled $0.5 million at October 31, 2006.

The Company reviews its equity method investments annually for impairment pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Other investments

Included in other investments are certain investments carried at cost totaling $1.0 million and $0.9 million at October 31, 2007 and October 31, 2006. Management believes that the fair value of these investments approximates their carrying value.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2007 and 2006:

(in thousands)	2007	2006
Equipment	$37,683	$26,845
Leasehold improvements	15,771	14,649
Subtotal	53,454	41,494
Less: Accumulated depreciation and amortization	(27,207)	(19,999)
Equipment and leasehold improvements, net	$26,247	$21,495

Depreciation and amortization expense was $7.9 million, $4.0 million and $3.0 million for the years ended October 31, 2007, 2006 and 2005, respectively.

6.	Long-term Debt

Ten-Year Senior Notes

On October 2, 2007, the Company issued $500.0 million in aggregate principal amount of 6.50% ten- year senior notes (“Senior Notes”) due October 2, 2017, resulting in net proceeds of approximately $496.1 million after payment of debt issuance costs. Interest is payable semi-annually in arrears on April 2 and October 2 of each year, commencing on October 2, 2007.

For fair value purposes, the Senior Notes have been valued utilizing market prices obtained from a third-party valuation firm.

Zero-coupon Exchangeable Senior Notes

On July 28, 2006, Eaton Vance Management (“EVM”), a wholly owned subsidiary of the Company, announced its intention to redeem for cash all of its outstanding zero-coupon exchangeable senior notes (“the Exchangeable Notes”), representing $110.9 million principal amount at maturity with an accreted value on redemption date of $76.4 million. Upon receipt of EVM’s notice of its intent to redeem, holders of the Exchangeable Notes had the option to exchange the Exchangeable Notes into Eaton Vance Corp. Non-Voting Common Stock at a rate of 28.7314 shares of common stock per $1,000 principal amount at maturity until the close of business on August 10, 2006. As of the close of business on August 10, 2006, all but $6,000 principal amount at maturity of the Exchangeable Notes were tendered for exchange into the Company’s Non-Voting Common Stock. EVM elected to pay the holders cash in lieu of delivering stock, as provided for in the indenture agreement governing the Exchangeable Notes. As a result, EVM paid $86.2 million to holders of the Exchangeable Notes who presented their Exchangeable Notes for exchange. The remaining Exchangeable Notes with a principal amount at maturity of $6,000 were redeemed for cash in the aggregate amount of $4,130.

The redemption of the Exchangeable Notes resulted in a reduction in diluted shares outstanding on the redemption date of 3.2 million shares. The $9.8 million premium value of the shares in excess of the accreted value of the Exchangeable Notes paid in cash to Exchangeable Note holders was recorded as interest expense in the Company’s 2006 fiscal fourth quarter income statement, in addition to the write-off of $1.5 million of related debt issuance costs. Approximately $2.6 million of the total premium value was not deductible for tax purposes.

Corporate Credit Facility

The Company amended its revolving credit facility on August 13, 2007, increasing its borrowing capacity and extending the expiration of the facility to August 13, 2012. Under the amended facility, the Company may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The facility agreement contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. Neither financial covenants nor fee rates were affected by the amendment. As of October 31, 2007 and 2006, the Company had no borrowings outstanding under its revolving credit facility and was in compliance with all covenants.

7.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company may have recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are also subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters would not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

The Company leases certain office space and equipment under noncancelable operating leases. Rent expense under these leases in 2007, 2006 and 2005 amounted to $9.6 million, $8.2 million and $6.8 million, respectively. In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston, Massachusetts. The lease will commence in May 2009. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount
2008	$10,406
2009	11,926
2010	13,508
2011	13,190
2012 – thereafter	149,841
Total	$198,871

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $7.6 million of the total $15.0 million of committed capital at October 31, 2007.

8.	Stock-Based Compensation Plans

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

The Company recognized total compensation expense related to its stock-based compensation plans of $43.3 million, $36.3 million and $28.6 million for the years ended October 31, 2007, 2006 and 2005, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $11.1 million, $10.0 million and $6.9 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the “1998 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s Non-Voting Common Stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 1998 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. The options granted under the 1998 Plan expire five to ten years from the date of grant and options to employees vest over a five-year period as stipulated in each grant. The 1998 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. A total of 40.0 million shares have been reserved for issuance under the 1998 Plan. Through October 31, 2007, options to purchase 37.8 million shares have been issued pursuant to the 1998 Plan.

On October 24, 2007, the Board of Directors approved the 2007 Stock Option Plan (the “2007 Plan”). Options granted under the 2007 Plan expire ten years from the date of grant and vest over five years. The 2007 Plan contains provisions that, in the event of a change of control of the Company, may accelerate the vesting of awards. No options may be granted under the 2007 Plan with an exercise price that is less than the fair market value of the stock at the time the stock option is granted. A total of 4.0 million shares have been reserved for issuance under the 2007 Plan. Through October 31, 2007 no options have been issued pursuant to the 2007 Plan.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company has no reason to believe that its future stock price volatility will differ from the past. The Company uses historical data to estimate option forfeiture rates. The expected term of options granted is derived using the simplified method in accordance with SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The simplified method under SAB 107 is applicable to grants of options made through December 31, 2007. Effective for grants subsequent to December 31, 2007, the Company will use an actual computation for the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values per share of stock options granted during the years ended October 31, 2007, 2006 and 2005 using the Black-Scholes option pricing model were as follows:

	October 31,
	2007	2006	2005
Weighted average grant date fair value per share of options granted	$9.62	$8.35	$7.98

Assumptions:
Dividend yield	1.1% to 1.5%	1.4% to 1.6%	1.61%
Volatility	25% to 27%	27% to 30%	28%
Risk-free interest rate	4.6% to 4.8%	4.5% to 5.1%	4.6%
Expected life of options	6.75 years	6.75 years	8.0 years

Stock option transactions under the 1998 Plan and predecessor plans are summarized as follows:

For the Year Ended October 31, 2007
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	25,640	$17.83
Granted	4,557	30.43
Exercised	(2,176)	15.76
Forfeited/Expired	(442)	23.81
Options outstanding, end of period	27,579	$19.99	6.2	$828,605
Options exercisable, end of period	15,580	$16.41	5.1	$523,820
Vested or expected to vest at October 31, 2007	27,099	$19.90	6.2	$816,414

The Company received $33.0 million, $21.7 million and $12.0 million related to the exercise of options under the 1998 Plan for the years ended October 31, 2007, 2006 and 2005, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2007, 2006 and 2005 was $47.9 million, $44.5 million and $13.4 million, respectively. The total fair value of options that vested during the year ended October 31, 2007 was $39.7 million.

The Company recorded compensation expense of $40.5 million, $34.2 million and $27.2 million for the years ended October 31, 2007, 2006 and 2005, respectively, relating to the 1998 Plan. As of October 31, 2007, there was $62.7 million of compensation cost related to unvested options granted under the 1998 Plan not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

On November 1, 2007, the Company granted options for the purchase of an additional 3.3 million shares under the 2007 Plan at a price of $48.39.

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s Non-Voting Common Stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse over the period ending five years from date of grant. A total of 2.0 million shares have been reserved under the plan. Through October 31, 2007, 0.9 million shares have been issued pursuant to this plan.

In the years ended October 31, 2007, 2006 and 2005, 13,269, 40,209 and 45,546 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $45.22, $24.87 and $21.96 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.0 million, $1.0 million and $0.8 million for the years ended October 31, 2007, 2006 and 2005, respectively, relating to shares issued pursuant to this plan. As of October 31, 2007, there was $2.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 2.7 years.

A summary of the Company’s restricted stock activity for the year ended October 31, 2007 is presented below:

For the Year Ended October 31, 2007
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	210	$19.79
Granted	13	45.22
Vested	(45)	18.84
Forfeited/expired	—	—
Unvested, end of period	178	$21.93

On November 1, 2007, the Company granted 29,965 shares of restricted stock under the plan at a price of $48.39.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through October 31, 2007, 7.2 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $1.0 million, $0.6 million and $0.6 million for the years ended October 31, 2007, 2006 and 2005, respectively, relating to the Employee Stock Purchase Plan. The Company received $3.3 million, $2.9 million and $2.4 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2007, 2006 and 2005 respectively.

Incentive Plan — Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan — Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2007, 3.1 million shares have been issued pursuant to this plan. The Company received $5.6 million, $3.6 million and $2.6 million related to shares issued under the Incentive Plan — Stock Alternative for the years ended October 31, 2007, 2006 and 2005, respectively. In accordance with SFAS 123R, the Company recorded compensation expense of $0.8 million and $0.5 million for the years ended October 31, 2007 and 2006, respectively, relating to the Incentive Plan — Stock Alternative. The Company did not record any compensation cost related to this plan in fiscal 2005, as it was not subject to the provisions of SFAS No. 123.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan. The Plan is intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2007, options to purchase 1.3 million shares have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.3 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $2.3 million and $1.9 million at October 31, 2007 and 2006, respectively.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 15).

9.	Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a profit sharing retirement plan for the benefit of substantially all employees. The Company has contributed $10.8 million, $9.9 million and $8.2 million for the years ended October 31, 2007, 2006 and 2005, respectively, representing 15 percent of eligible employee compensation for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. The Company’s expense under the plan was $0.8 million, $0.6 million and $0.5 million for the years ended October 31, 2007, 2006 and 2005, respectively.

Supplemental Profit Sharing Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the profit sharing retirement plan. No employee may receive combined contributions in excess of $33,000 per annum related to the Profit Sharing Retirement Plan and the Supplemental Profit Sharing Plan. The Company’s expense under the supplemental plan for the years ended October 31, 2007, 2006 and 2005 was $105,000, $77,000 and $55,000, respectively.

10.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the voting common stock. The trustees of the voting trust are all officers of the Company. Non-voting common shares do not have voting rights under any circumstances.

In fiscal 2007, the Company issued approximately 99,000 shares of its Voting Common Stock and repurchased approximately 37,000 shares of its Voting Common Stock.

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In fiscal 2007, the Company purchased approximately 10.0 million shares of its Non-Voting Common Stock under previous share repurchase authorizations and 0.8 million shares under the current share repurchase authorization. Approximately 7.2 million additional shares may be repurchased under the current authorization.

11.	Income Taxes

The provision for income taxes for the years ended October 31, 2007, 2006 and 2005 consists of the following:

(in thousands)	2007	2006	2005
Current:
Federal	$92,397	$102,297	$94,330
State	10,866	11,153	11,080
Deferred:
Federal	(9,063)	(10,228)	(12,976)
State	(1,000)	(977)	(1,563)
Total	$93,200	$102,245	$90,871

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2007	2006
Deferred tax assets:
Stock-based compensation	$33,899	$26,584
Deferred rent	676	838
Differences between book and tax bases of investments	619	1,993
Differences between book and tax bases of property	1,111	160
Unrealized losses on derivative instruments	1,558	—
Other	1,931	483
Total deferred tax asset	$39,794	$30,058

Deferred tax liabilities:
Deferred sales commissions	$(37,573)	$(41,947)
Differences between book and tax bases of goodwill and intangibles	(8,858)	(6,371)
Unrealized net holding gains on investments	(3,600)	(2,584)
Total deferred tax liability	$(50,031)	$(50,902)
Net deferred tax liability	$(10,237)	$(20,844)

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2007 and 2006 as follows:

(in thousands)	2007	2006
Net current deferred tax asset, included in other current assets	$1,503	$1,676
Net non-current deferred tax liability	(11,740)	(22,520)
Net deferred tax liability	$(10,237)	$(20,844)

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.7	2.5	2.9
Minority interest	(0.9)	(0.7)	(0.8)
Stock-based compensation	1.9	1.2	1.6
Other	0.4	0.9	0.2
Effective income tax rate	39.1%	38.9%	38.9%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $9.9 million, $8.2 million and $3.5 million for the years ended October 31, 2007, 2006 and 2005, respectively. Such benefit has been reflected as a component of shareholders’ equity.

12.	Derivative Financial Instruments

In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate declined to the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income, net of tax.

The loss recorded in other comprehensive income will be reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal year ended October 31, 2007, the Company reclassified $37,000 of the loss on the Treasury lock transaction into interest expense. At October 31, 2007, the remaining unamortized loss on this transaction was $4.4 million. During fiscal 2008, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

In addition to the effective cash flow hedge described above, the Company entered into a second Treasury rate lock transaction with an aggregate notional amount of $200.0 million in anticipation of the issuance of senior notes with a maturity in excess of ten years. When it was determined that the Company would not issue senior notes with a maturity in excess of ten years, this interest rate lock was terminated and the net settlement of $6.7 million was recorded as a loss on investments in the Company’s Consolidated Statement of Income.

13.	Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2007, 2006 and 2005 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount
2007
Net unrealized holding gains on available-for-sale securities	$2,615	$(987)	$1,628
Foreign currency translation adjustments	84	(30)	54
Unamortized loss on derivative instruments	(4,430)	1,558	(2,872)
Other comprehensive income (loss)	$(1,731)	$541	$(1,190)
2006
Net unrealized holding gains on available-for-sale securities	$2,793	$(1,039)	$1,754
Foreign currency translation adjustments	99	(36)	63
Other comprehensive income (loss)	$2,892	$(1,075)	$1,817
2005
Net unrealized holding gains on available-for-sale securities	$1,201	$(441)	$760
Foreign currency translation adjustments	(71)	23	(48)
Other comprehensive income (loss)	$1,130	$(418)	$712

During the years ended October 31, 2007, 2006 and 2005, the Company reclassified gains of $2.9 million, $4.1 million and $0.2 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

Accumulated other comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income at October 31, 2007 and 2006 are as follows:

(in thousands)	2007	2006
Net unrealized gains on available-for-sale securities, net of tax	$5,903	$4,275
Foreign currency translation adjustments, net of tax	162	108
Unamortized loss on derivative instruments, net of tax	(2,872)	—
Total	$3,193	$4,383

14.	Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the earnings per basic share and earnings per diluted share computations for the years ended October 31, 2007, 2006 and 2005:

(in thousands, except per share data)	2007	2006	2005
Net income — basic	$142,811	$159,377	$138,706
Interest adjustment related to contingently convertible debt, net of tax	-	1,512	740
Net income — diluted	$142,811	$160,889	$139,446

Weighted average shares outstanding — basic	124,527	127,807	131,591
Incremental common shares from stock options and restricted stock awards	10,725	6,726	5,741
Incremental common shares related to contingently convertible debt	—	2,471	3,188
Weighted average shares outstanding — diluted	135,252	137,004	140,520
Earnings per share:
Basic	$1.15	$1.25	$1.05
Diluted	$1.06	$1.17	$0.99

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in earnings diluted per share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per share were 73,700, 140,000, and 63,000 for the years ended October 31, 2007, 2006 and 2005, respectively.

15.	Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at October 31, 2007 and 2006:

	2007		2006
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments:
Sponsored fund	$50,183	$50,183	$—	$—
Investment in affiliate	—	—	20,669	20,669
Long-term investments:
Debt securities	770	770	761	761
Equity securities	14,368	14,368	12,775	12,775
Sponsored funds	34,764	34,764	36,483	36,483
Collateralized debt obligation entities	18,962	18,962	9,105	9,105
Investments in affiliates	16,297	16,297	13,006	13,006
Other investments	950	950	945	945
Total	$136,294	$136,294	$93,744	$93,744
Notes receivable from stock option exercises	$2,342	$2,342	$1,891	$1,891
Long-term debt	$500,000	$510,806	$—	$—

Assumptions used in the determination of fair value have been described in Notes 4, 6 and 8.

16.	Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $31.1 million, which exceeds its minimum net capital requirement of $1.7 million at October 31, 2007. The ratio of aggregate indebtedness to net capital at October 31, 2007 was 0.83-to-1.

17.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company:

	For the Years Ended October 31,
(dollar figures in thousands)	2007	2006	2005
Tax-Managed Growth Portfolio and related funds:
Investment advisory and administration fees, underwriting commissions, distribution plan payments, contingent deferred sales charges and service fees	$204,433	$192,109	$190,461
Percent of revenue	18.9%	22.2%	25.3%

18.	Comparative Quarterly Financial Information (Unaudited)

	2007
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$243,176	$260,184	$286,932	$293,808	$1,084,100
Operating income	$1,997	$36,292	$88,858	$105,790	$232,937
Net income	$2,559	$23,093	$55,776	$61,383	$142,811
Earnings per share:
Basic	$0.02	$0.18	$0.45	$0.51	$1.15
Diluted	$0.02	$0.17	$0.41	$0.47	$1.06

	2006
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue(1)	$206,540	$211,796	$216,575	$227,283	$862,194
Operating income	$64,079	$60,617	$67,885	$72,385	$264,966
Net income	$39,131	$39,900	$41,819	$38,527	$159,377
Earnings per share:
Basic	$0.30	$0.31	$0.33	$0.30	$1.25
Diluted	$0.28	$0.29	$0.31	$0.29	$1.17

(1)	Certain amounts from prior quarters have been reclassified to conform to the current quarter presentation. See footnote 1 for further discussion of this change.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 20, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2007. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Eaton Vance Corp. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2007 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2007.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on management’s assessment of and the effective operation of internal control over financial reporting as of October 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Eaton Vance Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2007 of the Company and our report dated December 20, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 20, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors and executive officers at October 31, 2007:

Name	Age	Position
James B. Hawkes	65	Chairman of the Board and Chief Executive Officer
Thomas E. Faust Jr.	49	Director, President and Chief Investment Officer
Ann E. Berman	55	Director
Leo I. Higdon, Jr.	61	Director
Vincent M. O’Reilly	70	Director
Dorothy E. Puhy	55	Director
Winthrop H. Smith, Jr.	58	Director
Duncan W. Richardson	50	Executive Vice President and Chief Equity Investment Officer
Jeffrey P. Beale	51	Vice President and Chief Administrative Officer
Alan R. Dynner	67	Vice President, Secretary and Chief Legal Officer
Laurie G. Hylton	41	Vice President and Chief Accounting Officer
William M. Steul	65	Vice President, Treasurer and Chief Financial Officer

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

Mr. Hawkes was elected Chief Executive Officer in October 1996 and Chairman of the Board in October 1997 and served in those capacities until his retirement on October 31, 2007. He was President of the Company from October 1996 to January 2006, Executive Vice President of the Company from January 1990 to October 1996 and a Vice President of the Company from June 1975 to January 1990. He was a Director from January 1982 until his retirement and served as Chairman of the Executive Committee and Management Committee established by the Company’s Board of Directors. Mr. Hawkes was an officer, trustee or director of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment advisor.

Mr. Faust was elected Chief Executive Officer and Chairman of the Board on November 1, 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer from November 2001 until October 31, 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of the Company from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Mr. Higdon has served as a Director of the Company since January 2000. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance Committee established by the Company’s Board of Directors. Mr. Higdon has served as the President of Connecticut College since June 2006. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon is also a Director of HealthSouth Corp.

Mr. O’Reilly has served as a Director of the Company since April 1998. He is lead independent Director, Chairman of the Audit Committee and serves as a member of the Executive, Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Mr. O’Reilly is a faculty member at the Carroll Graduate School of Management at Boston College. He was formerly a Partner of Coopers and Lybrand. Mr. O’Reilly is also a director of Teradyne, Inc.

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit, Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy is the Executive Vice President and Chief Financial Officer of Dana-Faber Cancer Institute, Inc. Ms. Puhy is also a Director of Abiomed, Inc., where she is lead independent Director and Chair of the Audit Committee.

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

Mr. Dynner served as Vice President and Chief Legal Officer of the Company from November 1996 until his retirement on October 31, 2007. Mr. Dynner also served as Secretary of the Company from January 2000 until his retirement. Mr. Dynner was a member of the Company’s Management Committee and an officer of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment adviser.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Steul served as Vice President, Treasurer and Chief Financial Officer of the Company from December 1994 until his retirement on October 31, 2007. Mr. Steul was a member of the Company’s Management Committee.

Robert J. Whelan was elected Chief Financial Officer of the Company effective November 1, 2007. Mr. Whelan became a member of the Company’s Management Committee on November 1, 2007. Mr. Whelan served as Vice President and Director of Finance of the Company from April 2007 to October 2007. Prior to joining the Company, Mr. Whelan served as Chief Financial Officer of Boston Private Wealth Management Group from December 2004 to March 2007. Prior to joining Boston Private Wealth Management, Mr. Whelan served as Chief Financial Officer of MFS Investment Management.

John E. Pelletier was elected Chief Legal Officer of the Company effective November 1, 2007. Mr. Pelletier is a member of the Company’s Management Committee and an officer of all the registered investment companies for which Eaton Vance Management or Boston Management and Research acts as investment advisor as of November 1, 2007. Prior to joining the Company, Mr. Pelletier was Chief Operating Officer at Natixis Global Associates from September 2004 to October 2007. Prior to serving as Chief Operating Officer, Mr. Pelletier served as General Counsel at Natixis Global Associates.

Matthew J. Whitkos was elected President of Eaton Vance Distributors, Inc. in May 2007. Mr. Witkos is a member of the Company’s Management Committee. Prior to joining the Company, Mr. Wikos served as Executive Vice-President — Global Distribution at IXIS Asset Managers Advisors Group.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2007.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees that complies with the criteria provided in NYSE rules. The Code of Conduct and Business Ethics is available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our CEO, CFO and Chief Accounting Officer and complies with the criteria provided in SEC rules. The Code of Ethics for Principal Executive and Senior Financial Officers is available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The governance guidelines and charters are intended to ensure that our Board will have the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our governance guidelines establish the practices our Board will follow with respect to Board composition and selection, Board meetings and the involvement of senior management, CEO performance evaluation, succession planning, Board committees, and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our governance guidelines and identify opportunities to improve Board performance.

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Vincent M. O’Reilly serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2007, of Mr. Hawkes as Chairman and CEO, Mr. Faust as President and Chief Investment Officer and Mr. O’Reilly as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

Committees of the Board

Below is a description of each functional committee of our Board of Directors. Each committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. Our Board of Directors has determined that each member of each such committee meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Audit Committee

Our Audit Committee assists the Board of Directors in their oversight of the quality and integrity of our accounting, audit and reporting practices. Our Audit Committee’s role includes assisting our Board of Directors in its oversight and evaluation of (1) the integrity of our financial reporting processes and resultant financial statements and the effectiveness of our independent audit thereof; (2) our compliance with legal and regulatory requirements; (3) the qualifications, independence, and performance of our independent registered public accounting firm; and (4) the performance of our internal audit function. Our Audit Committee relies on the expertise and knowledge of management, our internal auditors and our independent registered public accounting firm in carrying out its oversight responsibilities. The specific responsibilities of our Audit Committee are described in our Audit Committee Charter. The charter is available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Audit Committee of our Board of Directors consists of Ann E. Berman, Dorothy E. Puhy, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. O’Reilly serves as Chairman. Each member of our Audit Committee is independent as defined under the rules of the NYSE and the SEC. Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

Compensation Committee

The Compensation Committee assists our Board of Directors in their oversight and evaluation responsibilities relating to compensation matters. The Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs. The specific responsibilities and functions of our Compensation Committee are described in our Compensation Committee Charter. The charter is available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Compensation Committee consists of Leo I. Higdon, Jr., Dorothy E. Puhy, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. Higdon serves as chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

Nominating and Governance Committee

The principal function of our Nominating and Governance Committee is to assist our Board of Directors in their responsibilities relating to board membership. The primary responsibilities of our Nominating and Governance Committee are to (1) identify and recommend qualified individuals to become Directors of our Company; (2) review with our Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees; (4) develop and recommend to our Board the corporate governance principles applicable to the Company; and (5) lead our Board of Directors in its annual review of their performance and the annual evaluation of our management. The specific responsibilities and functions of our Nominating and Governance Committee are described in our Nominating and Governance Committee Charter. The charter is available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Nominating and Governance Committee of our Board of Directors consists of Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. Smith serves as Chairman. Each member of our Nominating and Governance Committee is independent as defined under the rules of the NYSE and the SEC.

Shareholder Communications to the Board

Interested parties may contact an individual Director, the lead independent Director, or the Board of Directors as a group to report any matters of concern by sending a letter to the address listed below. Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. The letter will be reviewed first by a non-management Director, and parties may specify if they want only the non-management Directors, and not the full Board of Directors, to see the letter.

Mail:	Board of Directors c/o Chief Legal Officer Eaton Vance Corp. 255 State Street Boston, Massachusetts 02109

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Objectives and Philosophy

Our compensation policies and programs are structured to achieve three primary objectives:

1)	to attract and retain highly qualified employees through a competitive compensation program;

2)	to motivate our employees by recognizing and rewarding achievements, contributions and excellence; and

3)	to align the interests of our employees with those of the Company’s shareholders.

Our overriding compensation philosophy is that executive compensation should be comprised primarily of annual performance-based cash awards and long-term equity awards (e.g., stock options and/or restricted stock), with base salary representing a lesser component of total compensation. We believe the appropriate combination of performance-based annual incentives and long-term equity compensation encourages our management to focus on both financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in equity incentives and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (“CEO”), Chief Financial Officer, and the three most highly compensated officers in any given year (“named executive officers”) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is benchmarked against our peer group. Our emphasis is on total compensation and pay for performance. All of our named executive officers are employed at will, without employment or severance payment agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors. Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2007, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintaining strong investment performance across our full breadth of product offerings;

•	Capitalizing on our strong investment profile and expanded product offerings to grow our client base in all major distribution channels;

•	Maintaining our position as an industry leader in closed-end fund issuances;

•	Evaluating the merit of a significant buy-back of the Company’s Non-Voting Common Stock funded by a corporate debt offering and executing if warranted;

•	Facilitating a smooth senior management transition without loss of momentum.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity

•	Professionalism

•	Teamwork

•	Client focus

•	Creativity/adaptability

•	Excellence

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Leo I. Higdon, Jr., Dorothy E. Puhy, Vincent M. O’Reilly and Winthrop H. Smith, Jr. Mr. Higdon serves as chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and to set our CEO’s compensation based on this evaluation;

•	To exercise all power and authority of the Board in the administration of our cash and equity-based incentive compensation plans, including full decision-making power with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;

•	To review and approve the compensation of other senior executives (including our other named executive officers and key investment professionals) based on recommendations made by our CEO; and

•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of our compensation programs or arrangements.

The Committee considers the sum of all pay elements when reviewing and approving annual compensation recommendations for our named executive officers. Although the framework for compensation decision-making is tied to our overall financial performance and the creation of long-term shareholder value, the Committee retains full discretion to determine individual compensation based on other significant performance factors such as demonstrated management and leadership capabilities and the achievement of strategic operating results.

Role of Management

Our CEO evaluates all other named executive officers as part of our annual review process and makes recommendations to the Committee regarding all elements of executive compensation paid to them. Changes in executive compensation proposed by our CEO are based on the individual executive’s performance, the compensation of individuals with comparable responsibilities in competing or similar organizations, when the information is available and relevant, and the profitability of the Company. At the Committee’s request, our CEO and other senior officers attend Committee meetings to provide compensation and other information to the Committee, including information regarding the design, implementation and administration of our compensation plans. The Committee also meets in executive sessions without the presence of any executive officer whose compensation the Committee is scheduled to discuss.

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2007, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers. The Committee engaged an independent consulting firm, Mercer Consulting, to assist them in evaluating our director compensation — see further discussion under “Director Compensation.”

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation consultant that specializes in conducting proprietary compensation surveys and analyzing executive pay trends in the asset management industry. The companies that are included in the McLagan Partners’ analysis represent publicly traded asset managers or asset management subsidiaries of larger financial services firms for which some publicly available data exists. Our peer group, as defined in this pay analysis, includes:

Affiliated Managers Group, Inc.	Janus Capital Group, Inc.
AllianceBernstein L.P.	Legg Mason, Inc.
BlackRock Financial Management, Inc.	MFS Investment Management
Calamos Investments	Nuveen Investments, Inc.
Federated Investors, Inc.	Putnam Investments, Inc.
Franklin Templeton Investments	T. Rowe Price Associates, Inc.
INVESCO PLC

We believe the general business profile of these entities (public companies, or subsidiaries of public companies, with similar lines of business in the asset management industry) make benchmarking comparisons appropriate. In selecting our peer group, we chose companies that have one or more attributes significantly similar to ours, taking into consideration size (as defined by revenue, assets under management and market capitalization), product offerings and distribution channels.

As part of our annual executive compensation review process in October 2007, our CEO, President, Executive Vice President, Chief Administrative Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay as a percentage of total compensation, net income and revenue, respectively.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•  Base salary

•  Annual performance-based cash incentive awards

•  Long-term equity incentive awards

•  Retirement plan benefits

•  Nonqualified compensation plan benefits

•  Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 4) relative salaries of persons holding similar positions at companies within our designated peer group. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2006, the Committee reviewed and approved salary increases averaging 3 percent for our named executive officers, generally targeting median base salaries for officers in similar positions within our designated peer group. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 6 percent of our total named executive officers’ compensation (as defined in the Summary Compensation table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash compensation awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based compensation awards complement our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officer’s total compensation is in the form of annual performance-based cash compensation.

We maintain a performance-based incentive pool for all of our eligible officers, excluding those officers who are compensated under sales-based incentive plans. The performance-based incentive pool is calculated each year as a percentage of our adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income plus closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pool, historical trends, and the allocation of the pool between executive and non-executive officers.

Annual performance-based incentive awards paid to named executive officers under the Executive Performance-Based Compensation Plan are based upon the achievement of pre-established performance goals for the Company set by the Committee for the following year. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal(s) against which performance will be measured, certifying whether the performance goals have been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income as defined above. Awards made under our Executive Performance-Based Compensation Plan are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or a portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the reward should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal.

In October 2006, the Committee established that our named executive officers, James B. Hawkes, Thomas E. Faust Jr., Duncan W. Richardson, Alan R. Dynner and William M. Steul, were eligible to earn 5 percent, 3.75 percent, 3 percent, 1.5 percent and 1.5 percent, respectively, of adjusted operating income before the performance-based incentive pool in excess of $76.7 million for the twelve month period ending September 30, 2007. Based on pre-incentive pool adjusted operating income of $465.2 million for the twelve month period ending September 30, 2007, the maximum award potential for Messrs. Hawkes, Faust, Richardson, Dynner and Steul was $19.4 million, $14.6 million, $11.7 million, $5.8 million and $5.8 million, respectively. As a result of their evaluation of the absolute and relative performance of the Company and our executives in October 2007 and the certification that the performance goals had been met, the Committee employed its discretion to reduce the otherwise formulaic payments and granted performance-based awards of $8.3 million, $5.8 million, $4.1 million, $1.6 million and $1.3 million to Messrs. Hawkes, Faust, Richardson, Dynner and Steul, respectively.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based compensation awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options and restricted stock. To date, the Committee has primarily used stock options for long-term equity incentive compensation, believing that stock options granted at fair market value with a vesting period of five years and a term of 10 years encourage our executive officers to focus on long-term financial results. The Committee has issued restricted stock to executive officers on a selective basis and retains the right to do so more broadly in the future.

Stock options are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically scheduled for the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant.

On November 1, 2006, the Committee recommended, and our Board approved, grants of options to named executive officers to purchase 783,000 shares of Non-Voting Common Stock (261,000, 210,800, 200,800, 55,200, and 55,200 for Messrs. Hawkes, Faust, Richardson, Dynner and Steul, respectively), representing 18 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration the existing share ownership of each named executive officer and prior year grant levels. The Committee did not issue restricted stock to any named executive officers in fiscal 2007.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers. Given the generally high level of investment in the Company by our executive officers, we do not believe that such requirements or guidelines are necessary.

Retirement Plan Benefits

We provide retirement benefits through the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan. Our executive officers are entitled to participate in both the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan on the same terms and conditions as other employees. The plans do not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.

Nonqualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2007. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the Eaton Vance Management Profit Sharing Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2007, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2007 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance and up to an additional $200,000 coverage in supplemental life insurance) and long-term disability insurance coverage that are available to all our employees. In addition to the benefits available to all our employees, we provide certain dining club memberships, executive health screening services, career transition services, spousal travel reimbursement and tax return preparation services to our named executive officers. Dollar amounts associated with these items are set forth in the All Other Compensation column of the Summary Compensation table and related footnotes.

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plan and Incentive Plan — Stock Alternative on the same terms and conditions as other employees. The Employee Stock Purchase Plan permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. The Incentive Plan — Stock Alternative permits employees to direct up to half of their monthly and annual incentive performance awards toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for five business days subsequent to the end of the performance period.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes a general limit on the amount that a public company may deduct for compensation in excess of $1,000,000 paid to the company’s named executive officers in any one year who are employed as of the end of that year. However, performance-based compensation that meets certain requirements is excluded from this limitation.

Our executive compensation plans are designed to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2007, all compensation paid to our named executive officers was deductible by the Company.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably stock option and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company prior to retirement as defined in our retirement policy. Our equity incentive plans include provisions that, in the event of a change in control of the Company, as defined in the plan, may accelerate the vesting of awards for all plan participants.

Executive Compensation in 2008

In October 2007, the Committee approved fiscal 2008 base salaries for our executive officers, including named executive officers, with increases averaging 6 percent for our named executive officers.

In October 2007, the Committee approved the 2008 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ended September 30, 2008, calculated in a manner similar to the awards granted for fiscal 2007. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Duncan W. Richardson, Robert J. Whelan, and Matthew J. Witkos will be eligible to earn 5.0 percent, 3.5 percent, 1.5 percent, and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $92.0 million for the twelve months ending September 30, 2008, and John E. Pelletier will be eligible to earn 1.5 percent of pre-incentive pool adjusted operating income in excess of the target prorated for the eleven months ending September 30, 2008 to reflect his start date as Chief Legal Officer of November 1, 2007. The Committee approved Mr. Pelletier’s 2008 award agreement in November 2007.

On November 1, 2007, the Committee approved grants of options under the 2007 Stock Option Plan to our named executive officers to purchase 485,400 shares of Non-Voting Common Stock (279,400, 139,700, 15,700, 26,200 and 24,400 for Messrs. Faust, Richardson, Whelan, Witkos, and Pelletier respectively), representing 15 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. In addition, on November 1, 2007, the Committee approved grants of restricted stock to named executive officers of 19,633 shares of Non-Voting Common Stock (4,650, 7,750 and 7,233 for Messrs. Whelan, Witkos, and Pelletier, respectively), representing 66 percent of all restricted stock awarded to employees on that date.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Leo I. Higdon, Jr., Chairman
Vincent M. O’Reilly
Dorothy E. Puhy
Winthrop H. Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our named executive officers in fiscal 2007. Our named executive officers’ aggregate base salaries accounted for approximately 6 percent of their total compensation, while total cash compensation accounted for approximately 67 percent of their total compensation. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
James B. Hawkes Chairman and Chief Executive Officer	2007	675,000	40,751	5,159,764	(3)	8,250,000	51,098	14,176,613
Thomas E. Faust Jr. President and Chief Investment Officer	2007	450,000	59,278	1,801,595		5,750,000	48,794	8,109,667
William M. Steul Vice President, Treasurer and Chief Financial Officer	2007	315,000	-	1,048,933	(3)	1,250,000	98,554	2,712,487
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2007	350,000	-	1,663,839		4,100,000	47,044	6,160,883
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	2007	315,000	-	1,054,435	(3)	1,600,000	97,548	3,066,983

(1)	These figures represent compensation cost recognized for financial reporting purposes for the fiscal year ended October 31, 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment (“SFAS No. 123R”) on discounts from current market value on stock purchased under the Incentive Plan — Stock Alternative. In fiscal 2007, Messrs. Hawkes and Faust elected to have 5 and 10 percent of their fiscal 2006 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively.

(2)	These figures represent the option award compensation cost recognized for financial reporting purposes for the fiscal year ended October 31, 2007, in accordance with SFAS No. 123R and relate to option grants made to named executive officers in fiscal 2002 through fiscal 2007. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. There were no forfeitures of any awards by any of the named executive officers during 2007. The following assumptions were used in the calculation of fair value for the years indicated:

	2002	2003	2004	2005	2006	2007
Dividend yield	1.1%	1.4%	1.5%	1.6%	1.6%	1.5%
Volatility	30%	30%	29%	28%	30%	27%
Risk-free interest rate	4.0%	4.2%	4.1%	4.6%	4.5%	4.6%
Expected life of option	8.0 years	8.0 years	8.0 years	8.0 years	6.75 years	6.75 years

(3)	For Messrs. Hawkes, Steul and Dynner, the option awards expense would have been $1,828,915, $365,272 and $364,346, respectively, in fiscal 2007 if the grants had not been subject to accelerated vesting in fiscal 2007 due to the retirement eligibility of the recipient.

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2007, which were paid in November 2007. Messrs. Faust and Richardson elected to have 10 and 20 percent of their incentive awards for fiscal 2007 directed to the Incentive Plan — Stock Alternative, respectively.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

	James B. Hawkes	Thomas E. Faust Jr.	William M. Steul	Duncan W. Richardson	Alan R. Dynner
Profit Sharing Contribution	$33,000	$33,000	$33,000	$33,000	$33,000
Savings Plan Contribution	200	1,040	800	1,040	400
Employee Stock Purchase Plan Discounts	8,360	8,360	8,360	8,360	8,360
Tax Return Preparation	4,350	4,350	4,350	4,350	3,500
Career Transition Services	—	—	50,000	—	50,000
Other (a)	5,188	2,044	2,044	294	2,288
Total	$51,098	$48,794	$98,554	$47,044	$97,548

(a)	These figures include executive health benefits, dining club memberships and spousal travel reimbursement.

Grants of Plan-Based Awards Table

The following table provides information concerning each plan-based award granted in fiscal 2007 to our named executive officers and other information regarding their grants.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Stock and Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name and Principal Position	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)
James B. Hawkes Chairman and Chief Executive Officer	11/1/2006 11/8/2006	— —	19,424,000 —	10,000,000 —	— 11,153	261,000 —	30.11 27.74	2,481,092 309,342
Thomas E. Faust Jr. President and Chief Investment Officer	11/1/2006 11/8/2006	— —	14,568,000 —	10,000,000 —	— 16,224	210,800 —	30.11 27.74	2,003,886 449,992
William M. Steul Vice President, Treasurer and Chief Financial Officer	11/1/2006	—	5,827,000	10,000,000	—	55,200	30.11	524,737
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2006	—	11,655,000	10,000,000	—	200,800	30.11	1,908,825
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	11/1/2006	—	5,827,000	10,000,000	—	55,200	30.11	524,737

(1)	This column represents the final target figures based on pre-incentive pool adjusted operating income for the twelve month period ended September 30, 2007.

(2)	This column reflects stock purchased in fiscal 2007 under the Incentive Plan — Stock Alternative with the allocated portion of the 2006 performance-based incentive award.

(3)	This column reflects the number of stock options granted under the 1998 Stock Option Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2007

The following table reflects outstanding stock options held by our named executive officers at October 31, 2007:

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options That are Exercisable (#)		Number of Securities Underlying Unexercised Options That are Unexercisable (#)		Option Exercise Price ($)		Option Expiration Date
James B. Hawkes Chairman and Chief Executive Officer	11/1/1999	188,400		–		8.59		11/1/2009
	11/1/2000	311,848		–		12.27		11/1/2010
	11/1/2001	340,226		–		14.34		11/1/2011
	11/1/2002	385,528		–		14.55		11/1/2012
	11/3/2003	5,710	(1)	–		19.26	(8)	11/3/2008
	11/3/2003	397,490		–		17.51		11/3/2013
	11/1/2004	341,600		–		21.96		11/1/2014
	11/1/2005	277,000		–		24.87		11/1/2015
	11/1/2006	261,000		–		30.11		11/1/2016
Thomas E. Faust Jr. President and Chief Investment Officer	11/1/1999	108,400		–		8.59		11/1/2009
	11/1/2000	241,848		–		12.27		11/1/2010
	11/1/2001	270,826		–		14.34		11/1/2011
	11/1/2002	244,328		62,800	(3)	14.55		11/1/2012
	11/3/2003	–		5,710	(2)	19.26	(8)	11/3/2008
	11/3/2003	193,560		123,330	(4)	17.51		11/3/2013
	11/1/2004	109,280		163,920	(5)	21.96		11/1/2014
	11/1/2005	22,160		199,440	(6)	24.87		11/1/2015
	11/1/2006	–		210,800	(7)	30.11		11/1/2016
William M. Steul Vice President, Treasurer and Chief Financial Officer	11/1/1999	60,000		–		8.59		11/1/2009
	11/1/2000	51,848		–		12.27		11/1/2010
	11/1/2001	62,426		–		14.34		11/1/2011
	11/1/2002	71,528		–		14.55		11/1/2012
	11/3/2003	5,710	(1)	–		19.26	(8)	11/3/2008
	11/3/2003	74,890		–		17.51		11/3/2013
	11/1/2004	68,400		–		21.96		11/1/2014
	11/1/2005	58,200		–		24.87		11/1/2015
	11/1/2006	55,200		–		30.11		11/1/2016

Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/1999	72,000	–		8.59	11/1/2009
	11/1/2000	200,000	–		12.27	11/1/2010
	11/1/2001	250,000	–		14.34	11/1/2011
	11/1/2002	226,080	56,520	(3)	14.55	11/1/2012
	11/3/2003	163,800	109,200	(4)	17.51	11/3/2013
	11/1/2004	103,840	155,760	(5)	21.96	11/1/2014
	11/1/2005	21,050	189,450	(6)	24.87	11/1/2015
	11/1/2006	–	200,800	(7)	30.11	11/1/2016
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	11/1/1999	60,000	–		8.59	11/1/2009
	11/1/2000	51,848	–		12.27	11/1/2010
	11/1/2001	62,426	–		14.34	11/1/2011
	11/1/2002	71,528	–		14.55	11/1/2012
	11/3/2003	80,600	–		17.51	11/3/2013
	11/1/2004	68,400	–		21.96	11/1/2014
	11/1/2005	58,200	–		24.87	11/1/2015
	11/1/2006	55,200	–		30.11	11/1/2016

(1)	Amounts represent incentive stock options granted to executive officers who, at the date of grant, possess more than 10% of the total combined voting power of all classes of stock of the Company. The option grant expires five years from date of grant and vests over a four year period, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options granted to Mr. Hawkes and Mr. Steul on November 3, 2003 became fully vested upon their retirement on October 31, 2007.

(2)	Amounts represent incentive stock options granted to executive officers who, at the date of grant, possess more than 10% of the total combined voting power of all classes of stock of the Company. The option grant expires five years from date of grant and vests over a four year period, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 3, 2003 and vest on November 3, 2007.

(3)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 1, 2002, and the final 30% vests on November 1, 2007.

(4)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 3, 2003; 25% vests on November 3, 2007 and the final 30% vests on November 3, 2008.

(5)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 1, 2004; 20% vests on November 1, 2007, 25% vests on November 1, 2008 and the final 30% vests on November 1, 2009.

(6)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 1, 2005; 15% vests on November 1, 2007, 20% vests on November 1, 2008, 25% vests on November 1, 2009 and the final 30% vests on November 1, 2010.

(7)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company, as defined in the plan. The options were granted on November 1, 2006; 10% vests on November 1, 2007, 15% vests on November 1, 2008, 20% vests on November 1, 2009, 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.

(8)	The grant price is equal to 110% of the market value on the date of grant.

Option Exercises in Fiscal 2007

The following table sets forth certain information regarding stock options exercised by our named executive officers during fiscal 2007.

	Option Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)
James B. Hawkes Chairman and Chief Executive Officer	6,872	183,242
Thomas E. Faust Jr. President and Chief Investment Officer	6,872	212,998
William M. Steul Vice President, Treasurer and Chief Financial Officer	6,872	183,310
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	–	–
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	6,872	191,213

(1)	For some named executive officers, the number of shares actually acquired was less than the number presented in the table above as a result of tendering shares for payment of the exercise price. The net shares acquired were as follows:

James B. Hawkes	4,295
Alan R. Dynner	4,363

(2)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.

Non-Qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income and market appreciation earned in fiscal 2007 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2007.

Name and Principal Position	Aggregate Earnings in Fiscal 2007 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2007 ($)
James B. Hawkes Chairman and Chief Executive Officer	18,996,454	–	50,072,058
Thomas E. Faust Jr. President and Chief Investment Officer	4,354,010	(107,078)	11,231,299
William M. Steul Vice President, Treasurer and Chief Financial Officer	1,656,156	–	4,276,028
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	7,347	–	48,739
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	8,183	–	54,283

(1)	Amounts represent interest earned on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Hawkes, Faust, Steul, Richardson and Dynner of $12,063, $10,644, $11,044, $7,347 and $8,183 respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Messrs. Hawkes, Faust and Steul of $519,065, $107,078 and $41,426, respectively. Additionally, the aggregate earnings includes market appreciation of $18,465,326, $4,236,289, $1,603,686 for Messrs Hawkes, Faust and Steul, respectively. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment. The table below assumes such events occurred on October 31, 2007. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name and Principal Position	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
James B. Hawkes Chairman and Chief Executive Officer	—	25,245,058	—
Thomas E. Faust Jr. President and Chief Investment Officer	20,233,627	—	20,233,627
William M. Steul Vice President, Treasurer and Chief Financial Officer	—	5,164,436	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	18,695,974	—	18,695,974
Alan R. Dynner Vice President, Secretary and Chief Legal Officer	—	5,174,434	—

(1)	Amounts represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2007 ($50.03) and the average exercise price of all unvested options multiplied by the number of shares underlying the unvested option. Effective October 31, 2007, Messrs. Hawkes, Steul, and Dynner retired and as such had accelerated vesting of all outstanding unvested options at that time.

(2)	Only Messrs. Hawkes, Steul, and Dynner had met the age and service requirements under the retirement eligibility clause of the Company’s equity programs. Amounts represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2007 ($50.03) and the average exercise price of all accelerated options upon retirement multiplied by the number of shares underlying the accelerated options.

(3)	Amounts represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2007 ($50.03) and the average exercise price of all unvested options multiplied by the number of shares underlying the unvested option. Effective October 31, 2007, Messrs. Hawkes, Steul, and Dynner retired and as such had accelerated vesting of all outstanding unvested options at that time.

Change of Control

A change of control of the Company is defined as:

1)	the acquisition of beneficial ownership of 25% or more of either the then outstanding Non-Voting Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;

2)	individuals who, as of October 25, 2006, constitute the Company’s Board of Directors cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;

3)	approval by the shareholders of the Company of a reorganization, merger or consolidation; or

4)	approval by the shareholders of the Company of a complete liquidation or dissolution of the Company, the sale or other disposition of all or substantially all of the assets of the Company, the sale or disposition of substantially all of the assets of Eaton Vance Management, or an assignment of the Company of investment advisory agreements pertaining to more than 50% of the aggregate assets under management.

As discussed previously, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options and restricted stock awards were granted to our named executive officers contains provisions for acceleration of vesting of stock options in connection with a change in control.

Retirement

Our current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 and has a combined age plus years of service to the Company equal to at least 75 years, or otherwise with the Company’s consent. All stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement.

Death/Disability

Our current option program provides that options become immediately vested and exercisable upon the optionee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2007, the Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to ensure the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer includes data on total compensation for directors as well as the individual elements of director compensation, including annual retainers, meeting fees and equity awards.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted options with a Black-Scholes value of $80,000 on the first business day in November. In addition, each new director receives an option grant with a Black-Scholes value of $80,000 at the first Board meeting following his or her election. Based upon an analysis prepared by Mercer Consulting of the competitive market environment, the Committee approved an increase in the value of initial and annual non-employee director option awards from $80,000 to $100,000, effective for fiscal 2008. All options granted to non-employee directors are immediately exercisable.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	an annual fee of $47,500 for their service as a director. Based upon an analysis prepared by Mercer Consulting of the competitive market environment, the Committee approved an increase in the annual fee from $47,500 to $50,000 for service as a director, effective for fiscal 2008.

•	meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone)

•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone)

The Chairs of Board Committees and the lead independent Director receive additional annual retainers as follows:

•  Chair of the Audit Committee: $20,000

•  Chair of the Compensation, Nominating and Governance Committees: $5,000

•  Members of the Audit Committee, excluding the Chair: $5,000

•  Lead independent Director: $25,000

Our directors are reimbursed for their reasonable travel and related expenses incurred in attending our Board and Committee meetings. Employee directors of the Company receive no additional compensation for their service as directors.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our outside directors.

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Ann E. Berman	80,850	95,219	176,069
John G.L. Cabot	12,100	140,424	152,524
Leo I. Higdon, Jr.	71,750	140,424	212,174
Vincent M. O’Reilly	126,950	140,424	267,374
Dorothy E. Puhy	84,250	76,049	160,299
Winthrop H. Smith, Jr.	92,950	139,126	232,076

(1)	These figures represent expense recognized during fiscal 2007 for financial reporting purposes in accordance with SFAS No. 123R. The assumptions used in the calculation of these amounts are included in Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

(2)	As of October 31, 2007, each director has the following number of options outstanding (all vested and unvested):

Ann E. Berman	16,500
John G.L. Cabot	31,200
Leo I. Higdon, Jr.	77,244
Vincent M. O’Reilly	55,200
Dorothy E. Puhy	13,700
Winthrop H. Smith, Jr.	40,200

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(A) Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2007, Jeffery P. Beale, Cynthia J. Clemson, Alan R. Dynner, Thomas E. Faust Jr., James B. Hawkes, Lisa Jones, Michael R. Mach, Robert B. MacIntosh, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, G. West Saltonstall, Judith A. Saryan, William M. Steul, Payson F. Swaffield, Michael W. Weilheimer, Robert J. Whelan and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2010. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the eighteen Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company, in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2007, of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 371,386 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percentage of Class
Voting Common Stock	James B. Hawkes	74,240	19.99%
Voting Common Stock	Thomas E. Faust Jr.	55,812	15.02%
Voting Common Stock	Alan R. Dynner	37,116	9.99%
Voting Common Stock	William M. Steul	37,116	9.99%
Voting Common Stock	Duncan W. Richardson	30,356	8.17%
Voting Common Stock	Jeffrey P. Beale	24,618	6.62%
Voting Common Stock	Cynthia J. Clemson	9,344	2.52%
Voting Common Stock	Lisa Jones	9,344	2.52%
Voting Common Stock	Michael R. Mach	9,344	2.52%

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percentage of Class
Voting Common Stock	Robert B. MacIntosh	9,344	2.52%
Voting Common Stock	Thomas M. Metzold	9,344	2.52%
Voting Common Stock	Scott H. Page	9,344	2.52%
Voting Common Stock	G. West Saltonstall	9,344	2.52%
Voting Common Stock	Judith A. Saryan	9,344	2.52%
Voting Common Stock	Payson F. Swaffield	9,344	2.52%
Voting Common Stock	Michael W. Weilheimer	9,344	2.52%
Voting Common Stock	Robert J. Whelan	9,344	2.52%
Voting Common Stock	Matthew J. Witkos	9,344	2.52%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., The Eaton Vance Building, 255 State Street, Boston, MA 02109.

Mr. Hawkes was an officer and Director of the Company and Voting Trustee of the Voting Trust until his retirement on October 31, 2007; Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust; Messrs. Dynner and Steul were officers of the Company and Voting Trustees of the Voting Trust until their retirement on October 31, 2007; Messrs. Beale, Richardson and Witkos are officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson, Ms. Jones and Ms. Saryan and Messrs. Mach, MacIntosh, Metzold, Page, Saltonstall, Swaffield, Weilheimer, and Whelan are officers of Eaton Vance Management and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

(B) Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2007, the officers and Directors of the Company, as a group, beneficially owned 15,579,736 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan), or 12.4 percent of the 117,798,378 shares then outstanding plus 6,966,417 shares subject to options exercisable within 60 days and 1,271,902 held in the trust of the Stock Option Income Deferral Plan based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2007 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)		Percentage of Class (b)
Non-Voting Common Stock	James B. Hawkes	7,602,733	(c)(d) (e)	6.27%
Non-Voting Common Stock	Thomas E. Faust Jr.	3,226,716	(c)(e)	2.70%
Non-Voting Common Stock	Duncan W. Richardson	1,717,100	(c)	1.44%
Non-Voting Common Stock	William M. Steul	1,089,888	(c)(e)	*
Non-Voting Common Stock	Alan R. Dynner	953,695	(c)	*
Non-Voting Common Stock	Leo I. Higdon, Jr.	87,876	(c)	*
Non-Voting Common Stock	Vincent M. O’Reilly	57,274	(c)	*
Non-Voting Common Stock	Winthrop H. Smith, Jr.	36,800	(c)	*
Non-Voting Common Stock	Dorothy E. Puhy	22,900	(c)	*
Non-Voting Common Stock	Ann E. Berman	17,825	(c)	*
All current directors and executive officers as a group (14 individuals)		15,579,736

*	Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Based on 117,798,378 outstanding shares plus options exercisable within 60 days of 2,508,802 for Mr. Hawkes, 1,426,682 for Mr. Faust, 1,251,465 for Mr. Richardson, 508,202 for Mr. Steul, 508,202 for Mr. Dynner, 76,844 for Mr. Higdon, 54,800 for Mr. O’Reilly, 36,800 for Mr. Smith, 20,400 for Ms. Puhy, and 16,825 for Ms. Berman.

(c)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each named executive officer above.

(d)	Includes 195,440 shares owned by Mr. Hawkes’ spouse and 125,502 shares held by Mr. Hawkes’ daughter.

(e)	Includes shares held in the trust of the Stock Option Income Deferral Plan of 961,881 shares for Mr. Hawkes, 223,080 shares for Mr. Faust and 86,941 for Mr. Steul.

Securities Authorized for Issuance under Equity Compensation Plans

Information has been provided under Item 5 in this Annual Report of Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers since 2002) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 6.3 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective October 30, 2002. Loans outstanding under our program amounted to $2.3 million at October 31, 2007.

The following table sets forth our executive officers and Directors who were indebted to the Company under the foregoing loan program at any time since November 1, 2006, in an aggregate amount in excess of $120,000:

Name	Relationship	Largest Amount of Loans Outstanding Since 11/1/2006	Loans Outstanding as of 10/31/07	Rate of Interest Charged on Loans as of 10/31/2007
Alan R. Dynner	Vice President, Secretary and Chief Legal Officer	$399,892	$309,912	4.96%–4.98%	(1)

(1)	4.96% interest payable on $239,964 principal amount and 4.98% interest payable on $69,948 principal amount.

During fiscal 2007, Mr. Dynner made payments totaling $89,981 and $18,310 in principal and interest, respectively, on the loans referenced above.

As a general policy all transactions with related party transactions are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2007 our Board of Directors was comprised of James B. Hawkes, Chairman and Chief Executive Officer, and Thomas E. Faust Jr., President and Chief Investment Officer, and the following independent Directors: Vincent M. O’Reilly, Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy and Winthrop H. Smith, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2007 and 2006 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2007	2006
Audit fees	$1,259,555	$1,168,340
Audit-related fees (1)	35,000	—
Tax fees (2)	239,610	26,632
All other fees(3)	218,388	122,815
Total	$1,752,553	$1,317,787

(1)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. This category includes fees related to an acquisition.

(2)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)	All other fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation, audits of the Company’s benefit plans, due diligence related to acquisitions, audit services related to the senior debt offering and agreed-upon procedures.

Our Audit Committee reviews all audit, tax and all other fees at least annually. Our Audit Committee pre-approved all audit and tax services in fiscal 2007 and 2006. Our Audit Committee has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 107 through 111 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Director, Chief
Executive Officer and President
December 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	Chairman, Chief Executive Officer and President	December 21, 2007

/s/ Robert J. Whelan Robert J. Whelan	Chief Financial Officer	December 21, 2007

/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	December 21, 2007

/s/ Ann E. Berman Ann E. Berman	Director	December 21, 2007

/s/ Leo I. Higdon, Jr. Leo I. Higdon, Jr.	Director	December 21, 2007

/s/ Vincent M. O’Reilly Vincent M. O’Reilly	Director	December 21, 2007

/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	December 21, 2007

/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	December 21, 2007

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

3.3
Copy of the Company’s Articles of Amendment effective at the close of business on April 18, 1983, are filed as Exhibit 3.3 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

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

3.6
Copy of the Company’s Article of Amendment effective at the close of business on November 11, 1992 has been filed as Exhibit 3.6 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.7
Copy of the Company’s Articles of Amendment effective at the close of business on May 15, 1997 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.8
Copy of the Company’s Articles of Amendment effective at the close of business on August 14, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

9.2
Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3
Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4
Copy of the resolutions of the Company’s Board of Directors amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

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

10.4
Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 (filed herewith).

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

10.19
Copy of 1998 Stock Option Plan — Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.20
Copy of 1986 Employee Stock Purchase Plan — Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.21
Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on October 24, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1	List of the Company’s Subsidiaries as of October 31, 2007 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).