Form 10-Q
period 2008-01-31
EATON VANCE CORP
filed 2008-03-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

or

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

Shares outstanding as of January 31, 2008:

Voting Common Stock – 371,386 shares

Non-Voting Common Stock – 115,276,753 shares

Eaton Vance Corp.

Form 10-Q

For the Three Months Ended January 31, 2008

Part I - Financial Information

Item 1.	Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2008	2007

Assets

Current Assets:
Cash and cash equivalents	$ 294,975	$ 434,957
Short-term investments	51,510	50,183
Investment advisory fees and other receivables	113,297	116,979
Other current assets	6,493	8,033

Total current assets	466,275	610,152

Other Assets:
Deferred sales commissions	92,586	99,670
Goodwill	103,003	103,003
Other intangible assets, net	35,311	35,988
Long-term investments	84,218	86,111
Deferred income taxes	18,862	-
Equipment and leasehold improvements, net	25,646	26,247
Other assets	5,489	5,660

Total other assets	365,115	356,679

Total assets	$ 831,390	$ 966,831

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share figures)	2008	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$ 36,929	$ 106,167
Accounts payable and accrued expenses	54,877	66,955
Dividends payable	17,357	17,780
Taxes payable	46,380	21,107
Deferred income taxes	18,848	-
Other current liabilities	5,339	5,690

Total current liabilities	179,730	217,699

Long-Term Liabilities:
Long-term debt	500,000	500,000
Taxes payable	906	-
Deferred income taxes	-	11,740

Total long-term liabilities	500,906	511,740

Total liabilities	680,636	729,439

Minority interest	7,894	8,224

Commitments and contingencies (See Note 14)	-	-

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized 1,280,000 shares Issued and outstanding, 371,386 shares	1	1
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 115,276,753 and 117,798,378 shares, respectively	450	460
Notes receivable from stock option exercises	(3,861)	(2,342)
Accumulated other comprehensive income	787	3,193
Retained earnings	145,483	227,856

Total shareholders' equity	142,860	229,168

Total liabilities and shareholders' equity	$ 831,390	$ 966,831

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share figures)	2008	2007

Revenue:
Investment advisory and administration fees	$ 210,686	$ 169,397
Distribution and underwriter fees	37,039	35,912
Service fees	40,803	36,012
Other revenue	1,268	1,855

Total revenue	289,796	243,176

Expenses:
Compensation of officers and employees	81,927	77,982
Distribution expense	32,176	98,653
Service fee expense	33,457	28,075
Amortization of deferred sales commissions	13,424	13,419
Fund expenses	6,516	4,219
Other expenses	23,129	18,831

Total expenses	190,629	241,179

Operating income	99,167	1,997

Other Income (Expense):
Interest income	4,380	2,277
Interest expense	(8,414)	(27)
Gains on investments	353	708
Unrealized losses on investments	(821)	-
Foreign currency losses	(20)	(72)

Income before income taxes, minority interest and equity in net income of affiliates	94,645	4,883

Income taxes	(37,023)	(1,873)

Minority interest	(1,362)	(1,456)

Equity in net income of affiliates, net of tax	1,668	1,005

Net income	$ 57,928	$ 2,559

Earnings Per Share:
Basic	$ 0.50	$ 0.02
Diluted	$ 0.46	$ 0.02

Weighted Average Shares Outstanding:
Basic	116,337	126,255
Diluted	127,132	134,339

Dividends Declared Per Share	$ 0.15	$ 0.12

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2008	2007

Cash and cash equivalents, beginning of period	$434,957	$206,705

Cash Flows from Operating Activities:
Net income	57,928	2,559
Adjustments to reconcile net income to net cash used for operating activities:
(Gains)/losses on investments	422	(1,190)
Amortization of long-term investments	388	2,563
Equity in net income of affiliates	(2,646)	(1,535)
Dividends received from affiliates	-	134
Minority interest	1,362	1,456
Interest on long-term debt and amortization of debt issuance costs	254	21
Deferred income taxes	(8,855)	(2,084)
Excess tax benefit of stock option exercises	(5,151)	(1,719)
Stock-based compensation	11,730	14,223
Depreciation and other amortization	3,089	2,476
Amortization of deferred sales commissions	13,398	13,414
Payment of capitalized sales commissions	(9,594)	(14,482)
Contingent deferred sales charges received	3,262	2,981
Proceeds from the sale of trading investments	4,662	30,935
Purchase of trading investments	(18,687)	(28,548)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	3,670	(9,181)
Other current assets	33	(1,273)
Other assets	29	(11)
Accrued compensation	(69,216)	(51,522)
Accounts payable and accrued expenses	(12,010)	(2,800)
Taxes payable – current	25,273	2,171
Other current liabilities	(332)	1,426
Taxes payable – long-term	906	-

Net cash used for operating activities	(85)	(39,986)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,815)	(1,974)
Proceeds from sale of available-for-sale investments	15,469	2,180
Purchase of available-for-sale investments	(3,336)	(4,499)

Net cash provided by (used for) investing activities	10,318	(4,293)

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2008	2007

Cash Flows From Financing Activities:
Distributions to minority shareholders	(1,348)	(1,038)
Excess tax benefit of stock option exercises	5,151	1,719
Proceeds from issuance of Non-Voting Common Stock	15,920	13,974
Repurchase of Non-Voting Common Stock	(152,537)	(29,637)
Principal repayments on notes receivable from stock option exercises	265	248
Dividends paid	(17,780)	(15,186)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	176	-
Redemption of mutual fund subsidiaries’ capital stock	(52)	-

Net cash used for financing activities	(150,205)	(29,920)

Effect of currency rate changes on cash and cash equivalents	(10)	29

Net decrease in cash and cash equivalents	(139,982)	(74,170)

Cash and cash equivalents, end of period	$294,975	$132,535

Supplemental Cash Flow Information:
Interest paid	$35	$5
Income taxes paid	$20,529	$602

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$1,784	$1,024

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

(2) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. The equity method of accounting is used for investments in affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence, but not control, over the investee (such as representation on the investee’s board of directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

(3) Reclassifications and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain fees have been reclassified from distribution and underwriter fees to service fees. Certain fees earned on Class A shares have been reclassified from distribution expenses to distribution and underwriter fees. Taxes payable have been reclassified from other current liabilities to taxes payable.

(4) Earnings Per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three months ended January 31, 2008 and 2007:

	For the Three Months Ended
	January 31,
(in thousands, except per share data)	2008	2007
Weighted-average shares outstanding – basic	116,337	126,255
Incremental common shares from stock options and restricted stock awards	10,795	8,084
Weighted-average shares outstanding – diluted	127,132	134,339
Earnings per share: Basic	$ 0.50	$ 0.02
Diluted	$ 0.46	$ 0.02

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on earnings per diluted share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per diluted share were 3,351,515 and 25,400 for the three months ended January 31, 2008 and 2007, respectively.

(5) Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2008:

(dollars in thousands)	Weighted-average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	12.3	$58,404	$25,901	$32,503
Non-amortizing intangible assets:
Mutual fund management contract acquired	-	2,808	-	2,808
Total		$61,212	$25,901	$35,311

(6) Investments

The following is a summary of investments at January 31, 2008:

(in thousands)	January 31, 2008
Short-term investments:
Investment in affiliates	$ 50,510
Debt securities	1,000
Total	$ 51,510

(in thousands)	January 31, 2008
Long-term investments:
Debt securities	$ 787
Equity securities	11,166
Sponsored funds	33,907
Collateralized debt obligation entities	18,575
Investments in affiliates	18,833
Other investments	950
Total	$ 84,218

(7) Long-Term Debt

The Company’s long-term debt balance at January 31, 2008 is comprised entirely of its 6.5% ten-year senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year.

As of January 31, 2008, the Company had no borrowings against its $200.0 million credit facility.

(8) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $11.7 million and $14.2 million for the three months ended January 31, 2008 and 2007, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $3.2 million and $4.1 million for the three months ended January 31, 2008 and 2007, respectively.

Stock Option Plan

The Company has a Stock Option Plan (“the 2007 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s Non-Voting Common Stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 2007 Plan with an exercise price that is less than the closing fair market value of the stock at the time the stock option is granted. The options granted under the 2007 Plan expire ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 2007 Plan contains provisions that, in the event of a change of control of the Company as defined in the 2007 Plan, may accelerate the vesting of awards. A total of 4.0 million shares have been reserved for issuance under the 2007 Plan. Through January 31, 2008, options to purchase 3.3 million shares have been issued pursuant to the 2007 Plan.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company has no reason to believe that its future stock price volatility will differ from the past. The Company uses historical data to estimate option forfeiture rates and the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average fair values per share of options granted during the three months ended January 31, 2008 and 2007 using the Black-Scholes option pricing model were as follows:

	January 31, 2008	January 31, 2007
Weighted average grant date fair value of options granted	$14.90	$9.51
Assumptions:
Dividend yield	1.20% to 1.61%	1.40% to 1.55%
Volatility	25% to 27%	26% to 27%
Risk-free interest rate	3.6% to 4.3%	4.6% to 4.8%
Expected life of options	6.75 to 7.75 years	6.75 years

Stock option transactions under the 2007 Plan and predecessor plans are summarized as follows:

For the Three Months Ended January 31, 2008
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,579	$19.99
Granted	3,320	48.35
Exercised	(727)	15.15
Forfeited/Expired	(138)	30.59
Options outstanding, end of period	30,034	$23.19	6.4	$459,967
Options exercisable, end of period	18,037	$17.31	5.1	$360,398
Vested or expected to vest at January 31, 2008	29,554	$23.05	6.4	$455,984

The Company received $9.2 million and $10.5 million related to the exercise of options for the three months ended January 31, 2008 and 2007, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2008 and 2007 was $20.4 million and $11.9 million, respectively. The total fair value of options that vested during the three months ended January 31, 2008 was $23.4 million.

The Company recorded compensation expense of $10.2 million and $13.3 million for the three months ended January 31, 2008 and 2007, respectively, relating to the 2007 Plan and successor plans. As of January 31, 2008, there was $98.2 million of deferred compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s Non-Voting Common Stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse five years from date of grant. A total of 2.0 million shares have been reserved under the plan. Through January 31, 2008, 0.9 million shares have been issued pursuant to this plan.

In the three months ended January 31, 2008, 29,965 shares were issued pursuant to this plan at a weighted average fair value of $48.39 per share. No shares were issued pursuant to this plan for the three months ended January 31, 2007. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.4 million and $0.2 million for the three months ended January 31, 2008 and 2007, respectively, relating to shares issued pursuant to this plan. As of January 31, 2008, there was $3.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company's restricted stock activity for the three months ended January 31, 2008 is presented below:

For the Three Months Ended January 31, 2008
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	178	$21.93
Granted	30	48.39
Vested	(58)	18.97
Unvested, end of period	150	$28.36

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through January 31, 2008, 7.3 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.7 million and $0.4 million for the three months ended January 31, 2008 and 2007, respectively, relating to the Employee Stock Purchase Plan. The Company received $1.8 million and $1.6 million related to shares issued under the Employee Stock Purchase Plan in the three months ended January 31, 2008 and 2007, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for the five business days subsequent to the end of the offering period. Through January 31, 2008, 3.3 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.4 million and $0.3 million for the three months ended January 31, 2008 and 2007, respectively, relating to the Incentive Plan-Stock Alternative. The Company received $4.9 million and $2.9 million related to shares issued under the Incentive Plan-Stock Alternative in the three months ended January 31, 2008 and 2007, respectively.

(9) Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first three months of fiscal 2008, the Company purchased approximately 3.4 million shares of its Non-Voting Common Stock under the current share repurchase authorization. Approximately 3.8 million additional shares may be repurchased under the current authorization.

(10) Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $37.1 million at January 31, 2008, which exceeded its minimum net capital requirement of $2.1 million. EVD’s ratio of aggregate indebtedness to net capital at January 31, 2008 was 0.83-to-1.

(11) Income Taxes

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit.

The adoption of FIN 48 resulted in a reduction to beginning retained earnings in the amount of $5.0 million, which was reflected as a cumulative effect of a change in accounting principle, and a corresponding $5.0 million increase to the Company’s liability for uncertain tax positions. This increase in the liability for unrecognized tax benefits primarily reflects accruals for state income taxes.

On November 1, 2007, the Company carried a liability for unrecognized tax benefits of $18.5 million, including $3.0 million for interest and related charges, for uncertain state tax positions existing prior to the adoption of FIN 48. In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $18.5 million, thereby lowering its effective tax rate. In the three month period ended January 31, 2008, there were no material changes to these liabilities.

The Company historically classified the liability for unrecognized tax benefits in current taxes payable. Upon adoption of FIN 48, unrecognized tax benefits of $0.9 million that are not expected to be paid in the next twelve months were reclassified to long-term taxes payable.

The Company’s policy is to include interest and penalties in its income tax provision. The Company and its subsidiaries file income tax returns in U.S. federal, state, local and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or non-U.S. tax authorities for fiscal years prior to fiscal 2004.

During the first quarter of fiscal 2008, the Company filed a request for change in accounting method with the Internal Revenue Service under the Service’s automatic consent program. This request relates to the Company’s treatment of expenses associated with the launch of closed-end funds. Historically the Company expensed these costs as incurred for tax purposes; the Company has now elected to capitalize and amortize these expenses for tax purposes over a 15 year period.

In conjunction with the filing of the request for a change in accounting method, the Company recorded a deferred tax asset of $84.9 million, the majority of which will amortize over the 15 year period. In addition, the Company recorded a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011.

In the ordinary course of business, various taxing authorities may not agree with certain tax positions the Company has taken, or the applicable law may not be clear. To resolve some of these uncertainties, the Company has filed Voluntary Disclosure Agreements (“VDAs”) with specific state taxing authorities. VDA filings generally require a company to file past tax returns for a stated number of years.

The Company believes that over the next 12 months its outstanding VDA filings and current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease between $13.4 million and $18.4 million in that period.

The provision for income taxes for the three months ended January 31, 2008 and 2007 consists of the following:

	For the Three Months Ended
	January 31,
(in thousands)	2008	2007
Current:
Federal	$40,716	$3,299
State	5,159	658
Deferred:
Federal	(8,132)	(1,807)
State	(720)	(277)
Total	$37,023	$1,873

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

	January 31,	October 31,
(in thousands)	2008	2007
Deferred tax assets:
Stock-based compensation	$ 33,312	$ 33,899
Deferred rent	580	676
Differences between book and tax bases of investments	586	619
Differences between book and tax bases of property	938	1,111
Unrealized losses on derivative instruments	1,518	1,558
Closed-end fund expenses	81,453	-
Other	506	1,931
Total deferred tax asset	$ 118,893	$ 39,794

	January 31,	October 31,
(in thousands)	2008	2007
Deferred tax liabilities:
Deferred sales commissions	$ (32,609)	$(37,573)
Closed-end fund expenses	(75,246)	-
Differences between book and tax bases of goodwill and intangibles	(8,860)	(8,858)
Unrealized net holding gains on investments	(2,164)	(3,600)
Total deferred tax liability	$(118,879)	$(50,031)
Net deferred tax asset/(liability)	$ 14	$(10,237)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at January 31, 2008 and October 31, 2007 are as follows:

	January 31,	October 31,
(in thousands)	2008	2007
Net current deferred tax asset/(liability)	$(18,848)	$ 1,503
Net non-current deferred tax asset/(liability)	18,862	(11,740)
Net deferred tax asset/(liability)	$ 14	$(10,237)

The net current deferred tax asset of $1.5 million as of October 31, 2007 is classified as a component of other current assets on the Company’s Consolidated Balance Sheet.

The exercise of stock options resulted in a reduction of taxes payable of approximately $5.1 million and $1.7 million for the three months ended January 31, 2008 and 2007, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) was 39 percent and 38 percent for the three months ended January 31, 2008 and 2007, respectively. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(12) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended January 31, 2008 and 2007 are as follows:

	For the Three Months Ended
	January 31,
(in thousands)	2008	2007
Net income	$57,928	$2,559
Net unrealized gains (losses) on available-for-sale securities, net of income taxes of $1,393 and $827, respectively	(2,394)	1,356
Foreign currency translation adjustments, net of income taxes of $48 and $17, respectively	(84)	23
Change in unamortized losses on derivative instruments, net of income tax of $39	72	-
Comprehensive income	$55,522	$3,938

(13) Derivative Financial Instruments

In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined as of the time of the pricing of the securities. At the time the debt was issued, the Company terminated the lock agreement and settled the transaction in cash. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income, net of tax.

The loss recorded in other comprehensive income will be reclassified to earnings as a component of interest expense over the term of the debt. During the quarter ended January 31, 2008, the Company reclassified $0.1 million of the loss on the Treasury lock transaction into interest expense. At January 31, 2008, the remaining unamortized loss on this transaction was $4.3 million. During the remaining nine months of fiscal 2008, the Company expects to reclassify approximately $0.3 million of the loss on the Treasury lock transaction into interest expense.

(14) Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $7.6 million of the total $15.0 million of committed capital at January 31, 2008. The Company anticipates investing the remaining $7.4 million by September 2010.

(15) Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009 and will be applied to future acquisitions.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS 141R is prohibited. SFAS No. 141R, is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating the potential impact of EITF 06-11, if any, on the Company’s consolidated financial statements.

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred sales commissions, goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $152.9 billion on January 31, 2008 were 13 percent higher than the $135.5 billion reported a year earlier. Long-term fund net inflows contributed $15.1 billion to growth in assets under management over the last twelve months, including $7.2 billion of closed-end fund net inflows and $7.9 billion of open-end and private fund net inflows. Retail managed account net inflows contributed $4.2 billion to growth in assets under management, while institutional and high-net-worth net inflows contributed an additional $1.2 billion. Net price declines of managed assets, reflecting equity and income market weakness, reduced assets under management by $3.5 billion, while an increase in cash management assets contributed $0.4 billion.

Ending Assets Under Management by Investment Category (1)

	January 31,
(in billions)	2008	2007	% Change
Equity assets	$ 101.4	$ 84.1	21%
Fixed income assets	32.1	30.0	7%
Floating-rate bank loan assets	19.4	21.4	-9%
Total	$ 152.9	$ 135.5	13%

(1) Includes funds and separate accounts.

Equity assets represented 66 percent of total assets under management on January 31, 2008, compared to 62 percent on January 31, 2007. Assets in equity funds managed for after-tax returns totaled $49.8 billion and $44.1 billion on January 31, 2008 and 2007, respectively. Fixed income assets, including cash management funds, represented 21 percent of total assets under management on January 31, 2008, compared to 22 percent on January 31, 2007. Fixed income assets included $17.2 billion and $15.8 billion of tax-exempt municipal bond assets and $1.7 billion and $1.3 billion of cash management fund assets on January 31, 2008 and 2007, respectively. Floating-rate bank loan assets represented 13 percent of total assets under management on January 31, 2008, compared to 16 percent on January 31, 2007.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended January 31,
(in billions)	2008	2007	% Change

Long-term funds:
Closed-end funds	$ 0.1	$ 2.8	-96%
Open-end funds (1)	1.9	2.2	-14%
Private funds	(0.1)	0.9	NM
Total long-term fund net inflows	1.9	5.9	-68%
Institutional/HNW (2) accounts	0.6	(0.5)	NM
Retail managed accounts	1.1	0.6	83%
Total separate account net inflows	1.7	0.1	NM
Total net inflows	$ 3.6	$ 6.0	-40%

(1) Includes net flows of bank loan interval funds.

(2) High-net-worth (“HNW”)

(3) Not meaningful (“NM”)

Net inflows totaled $3.6 billion in the first quarter of fiscal 2008 compared to $6.0 billion, or $3.2 billion excluding closed-end fund flows, in the first quarter of fiscal 2007. Closed-end fund offerings contributed $2.8 billion in net inflows in the first quarter of fiscal 2007 versus none in the first quarter of fiscal 2008. Open-end fund net inflows of $1.9 billion and $2.2 billion for the first three months of fiscal 2008 and 2007, respectively, reflect gross inflows of $7.0 billion and $4.9 billion and redemptions of $5.1 billion and $2.7 billion, respectively. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, had net outflows of $0.1 billion in the first three months of fiscal 2008 compared to $0.9 billion of net inflows in the first three months of fiscal 2007.

Separate accounts contributed net inflows of $1.7 billion in the first three months of fiscal 2008, compared to $0.1 billion in the first three months of fiscal 2007. Retail managed account net inflows increased to $1.1 billion in the first quarter of fiscal 2008 from $0.6 billion in the first quarter of fiscal 2007, reflecting strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and Eaton Vance Management’s (“EVM’s”) large cap value product. Institutional and high-net-worth net inflows of $0.6 billion in the first quarter of fiscal 2008 compared to net outflows of $0.5 billion in the first quarter of fiscal 2007.

Cash management fund assets, which are not included in long-term fund net flows because of their short-term characteristics, increased to $1.7 billion on January 31, 2008 from $1.3 billion on January 31, 2007.

The following table summarizes the asset flows by investment category for the three-month periods ended January 31, 2008 and 2007:

Asset Flows
	For the Three Months Ended January 31,
(in billions)	2008	2007	% Change

Equity fund assets – beginning	$ 75.5	$ 53.2	42%
Sales/inflows	5.2	6.0	-13%
Redemptions/outflows	(2.5)	(1.7)	47%
Exchanges	(0.1)	-	NM
Market value change	(8.1)	1.8	NM
Equity fund assets – ending	70.0	59.3	18%

Fixed income fund assets – beginning	24.6	21.5	14%
Sales/inflows	1.5	1.9	-21%
Redemptions/outflows	(1.4)	(0.5)	180%
Exchanges	0.1	-	NM
Market value change	(0.5)	-	NM
Fixed income fund assets – ending	24.3	22.9	6%

Floating-rate bank loan fund assets – beginning	20.4	20.0	2%
Sales/inflows	0.8	1.7	-53%
Redemptions/outflows	(1.8)	(1.5)	20%
Exchanges	(0.2)	-	NM
Market value change	(0.9)	0.1	NM
Floating-rate bank loan fund assets – ending	18.3	20.3	-10%

Total long-term fund assets – beginning	120.5	94.7	27%
Sales/inflows	7.5	9.6	-22%
Redemptions/outflows	(5.7)	(3.7)	54%
Exchanges	(0.2)	-	NM
Market value change	(9.5)	1.9	NM
Total long-term fund assets – ending	112.6	102.5	10%

Separate accounts – beginning	39.6	30.5	30%
Inflows – HNW and institutional	2.1	0.6	250%
Outflows – HNW and institutional	(1.5)	(1.2)	25%
Inflows – retail managed accounts	2.0	1.1	82%
Outflows – retail managed accounts	(0.9)	(0.5)	80%
Market value change	(2.7)	1.2	NM
Separate accounts – ending	38.6	31.7	22%

Cash management fund assets – ending	1.7	1.3	31%
Assets under management – ending	$ 152.9	$ 135.5	13%

Ending Assets Under Management by Asset Class
	January 31,
(in billions)	2008	2007	% Change
Open-end funds:
Class A (1)	$ 34.5	$ 29.7	16%
Class B (1)	5.3	6.7	-21%
Class C (1)	9.4	9.0	4%
Class I (1)	3.3	2.4	38%
Other (2)	3.1	2.6	19%
Total open-end funds	55.6	50.4	10%
Private funds (3)	27.8	27.6	1%
Closed-end funds	30.9	25.8	20%
Total fund assets	114.3	103.8	10%
HNW and institutional account assets	23.9	21.1	13%
Retail managed account assets	14.7	10.6	39%
Total separate account assets	38.6	31.7	22%
Total	$ 152.9	$ 135.5	13%

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

Fund assets represented 75 percent of total assets under management at January 31, 2008, compared to 77 percent at January 31, 2007. Class A share assets increased to 23 percent of total assets under management at January 31, 2008 from 22 percent at January 31, 2007, while Class B shares dropped to 3 percent at January 31, 2008 from 5 percent at January 31, 2007. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 6 percent and 7 percent of total assets under management on January 31, 2008 and 2007, respectively, while Class I share assets represented 2 percent of total assets under management on January 31, 2008 and 2007. Private funds represented 18 percent of total assets under management at January 31, 2008, compared to 20 percent on January 31, 2007. Closed-end funds increased to 20 percent of the Company’s total assets under management on January 31, 2008, from 19 percent on January 31, 2007.

Separate account assets, which include high-net-worth, institutional and retail managed account assets, totaled $38.6 billion, or 25 percent of total assets under management, at January 31, 2008, up from $31.7 billion, or 23 percent of total assets under management, at January 31, 2007. High-net-worth and institutional separate account assets increased by $2.8 billion, or 13 percent, in the last twelve months, while retail managed account assets increased by $4.1 billion, or 39 percent, in the same period. Retail managed account assets were positively impacted in the last twelve months by strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and EVM’s large-cap value product.

The average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide useful information in the analysis of our asset-based revenue and distribution expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administration, distribution and service fees are generally calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class (1)
	For the Three Months Ended January 31,
(in billions)	2008	2007	% Change
Open-end funds:
Class A (2)	$ 35.0	$ 28.4	23%
Class B (2)	5.7	6.7	-15%
Class C (2)	9.8	8.7	13%
Class I (2)	3.5	2.7	30%
Other (3)	3.2	2.7	19%
Total open-end funds	57.2	49.2	16%
Private funds (4)	29.1	27.0	8%
Closed-end funds	32.4	24.7	31%
Total fund assets	118.7	100.9	18%
HNW and institutional account assets	24.4	21.1	16%
Retail managed account assets	14.8	10.1	47%
Total separate account assets	39.2	31.2	26%
Total	$ 157.9	$ 132.1	20%

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

Results of Operations

We reported net income of $57.9 million, or $0.46 per diluted share, in the first quarter of fiscal 2008 compared to $2.6 million, or $0.02 per diluted share, in the first quarter of fiscal 2007. Operating results for the first three months of fiscal 2007 reflect the payment of $17.1 million in one-time structuring fees and $4.7 million in marketing incentives related to a closed-end fund offered during the quarter. These one-time structuring fees and marketing incentives, which are included in distribution expense and compensation expense, respectively, reduced earnings for the first quarter of fiscal 2007 by $0.10 per diluted share. Operating results for the first quarter of fiscal 2007 also include payments totaling $52.2 million to Merrill, Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate compensation agreements in respect of certain of our previously offered closed-end funds under which we were obligated to make payments over time based on the assets of the respective closed-end funds. These one-time termination payments, which are included in distribution expense, reduced diluted earnings for the first quarter of fiscal 2007 by approximately $0.24 per share.

Results of Operations
	For the Three Months Ended January 31,
(in thousands, except per share data)	2008	2007	% Change

Net income	$57,928	$2,559	NM
Earnings per share:
Basic	$0.50	$0.02	NM
Diluted	$0.46	$0.02	NM
Operating margin	34%	1%

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income plus closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since amounts resulting from one-time events (e.g., the offering of a closed-end fund) can have a material short-term impact on GAAP earnings. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation.

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Three Months Ended January 31,
(in thousands)	2008	2007	% Change

Operating income	$ 99,167	$ 1,997	NM
Closed-end fund structuring fees	-	17,115	NM
Payments to terminate closed- end fund compensation agreements	-	52,178	NM
Stock-based compensation	11,730	14,223	-18%
Adjusted operating income	$ 110,897	$ 85,513	30%
Adjusted operating margin	38%	35%

Revenue

Our average effective fee rate (total revenue as a percentage of average assets under management) was 73 basis points in the first quarter of fiscal 2008 compared to 74 basis points in the first quarter of fiscal 2007.

Revenue
	For the Three Months Ended January 31,
(in thousands)	2008	2007	% Change

Investment advisory and administration fees	$ 210,686	$ 169,397	24%
Distribution and underwriter fees (1)	37,039	35,912	3%
Service fees (1)	40,803	36,012	13%
Other revenue	1,268	1,855	-32%
Total revenue	$ 289,796	$ 243,176	19%

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while shifts in asset mix affect our average effective fee rate. Investment advisory and administration fees represented 73 percent and 70 percent of total revenue for the three months ended January 31, 2008 and 2007, respectively.

The increase in investment advisory and administration fees of 24 percent in the first quarter of fiscal 2008 over the same period a year earlier can be attributed primarily to an increase in average assets under management, which increased by 20 percent, and a modest increase in our average effective investment advisory and administration fee rates. Fund average effective fee rates increased to 61 basis points in the first quarter of fiscal 2008 from 57 basis points in the first quarter of fiscal 2007. Separately managed account average effective fee rates were 31 basis points in both the first quarter of fiscal 2008 and 2007.

Distribution and underwriter fees

Distribution plan payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percentage of average assets under management in specific share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on certain categories of sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges. Distribution and underwriter fees represented 13 percent and 15 percent of total revenue for the three months ended January 31, 2008 and 2007, respectively.

Distribution plan payments received increased 1 percent, or $0.3 million, to $32.9 million in the first quarter of fiscal 2008 over the same period a year earlier, reflecting an increase in average Class A, Class C and certain private fund assets subject to distribution fees, partially offset by a decrease in average Class B share assets. Class A share distribution fees increased by 87 percent to $0.7 million, reflecting an 85 percent increase in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class C and certain private fund distribution fees increased by 12 percent and 1 percent to $17.6 million and $3.3 million, respectively, reflecting increases in average assets subject to distribution fees of 13 percent and 1 percent, respectively. Class B share distribution fees decreased by 15 percent to $11.2 million, reflecting a decrease in average Class B share assets under management of 15 percent year-over-year. Underwriter fees and other distribution income increased 24 percent, or $0.8 million, to $4.1 million in the first quarter of fiscal 2008, primarily reflecting an increase of $0.9 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service plan payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to Eaton Vance Distributors, Inc. as principal underwriter for service and/or the maintenance of shareholder accounts. Service fees represented 14 percent and 15 percent of total revenue for the three months ended January 31, 2008 and 2007, respectively.

Service fee revenue increased by 13 percent in the first quarter of fiscal 2008 over the same period a year earlier, primarily reflecting a 13 percent increase in average assets under management in Class A, B, and C shares and private funds that pay service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds and certain limited partnerships, decreased by 32 percent in the first quarter of fiscal 2008 over the same period a year earlier. The decrease in other revenue in the first quarter of fiscal 2008 can be attributed primarily to a decrease in realized and unrealized gains on securities classified as trading. Other revenue for the first quarter of fiscal 2008 and 2007 includes $0.2 million and $0.5 million, respectively, of investment income related to consolidated funds and certain limited partnerships for the periods during which they were consolidated.

Expenses

Operating expenses decreased by 21 percent in the first quarter of fiscal 2008 over the same period a year earlier, primarily reflecting a decrease in distribution expense associated with the offering of a $2.8 billion closed-end fund in the first quarter of fiscal 2007 and prior year payments to terminate certain closed-end fund compensation agreements.

Expenses
	For the Three Months Ended January 31,
(in thousands)	2008	2007	% Change
Compensation of officers and employees:
Cash compensation	$ 70,197	$ 63,759	10%
Stock-based compensation	11,730	14,223	-18%
Total compensation of officers and employees	81,927	77,982	5%
Distribution expense (1)	32,176	98,653	-67%
Service fee expense (1)	33,457	28,075	19%
Amortization of deferred sales commissions	13,424	13,419	0%
Fund expenses	6,516	4,219	54%
Other expenses	23,129	18,831	23%
Total expenses	$ 190,629	$ 241,179	-21%

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Compensation of officers and employees

Compensation expense increased by 5 percent in the first quarter of fiscal 2008 over the same period a year earlier, reflecting an increase in cash compensation offset by a decrease in stock-based compensation expense. The increase in cash compensation expense of 10 percent, or $6.4 million, can be primarily attributed to an increase in base compensation, employee benefits and payroll taxes of 14 percent, or $4.0 million, reflecting a 10 percent increase in average headcount and year-end salary adjustments, an increase in adjusted operating income-based incentives of $5.7 million and an increase in other compensation costs of $0.9 million, all offset by a decrease in sales incentives of $4.4 million. The decrease in sales incentives year-over-year reflects the $4.7 million in sales incentives paid out in the first quarter of fiscal 2007 in conjunction with the offering of a $2.8 billion closed-end fund. Stock-based compensation decreased by 18 percent or $2.5 million, reflecting a decrease in option grants to retirement-eligible employees.

Our retirement policy provides that an employee is eligible for retirement at age 65, or for early retirement when the employee reaches age 55 and has a combined age plus years of service of at least 75 years or with our consent. Stock-based compensation expense for employees approaching retirement eligibility is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for employees who will not become retirement eligible during the vesting period of the options (five years) is recognized on a straight-line basis.

The accelerated recognition of compensation cost for employees who are retirement-eligible or are nearing retirement eligibility under our retirement policy is applicable for all grants made on or after our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (November 1, 2005). The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted (the first quarter of each fiscal year) reduces the associated stock-based compensation expense that would otherwise be recognized in subsequent quarters.

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

Distribution expense decreased by 67 percent, or $66.5 million, in the first quarter of fiscal 2008 over the same period a year earlier, reflecting in part the payment of $17.1 million in one-time structuring fees associated with the offering of Eaton Vance Tax-Managed Diversified Equity Fund in the first quarter of fiscal 2007. Distribution expense for the first quarter of fiscal 2007 also includes $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Class C distribution fees increased by $2.2 million to $13.2 million in the first quarter of fiscal 2008, reflecting the increase in Class C share assets year-over-year. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by $1.3 million to $7.0 million in the first quarter of fiscal 2008, reflecting the increase in sales and assets under management that are subject to these arrangements.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C) as well as certain private funds. Service fee expense increased by 19 percent in the first quarter of fiscal 2008 over the same period a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization of deferred sales commissions totaled $13.4 million in both the first quarter of fiscal 2008 and 2007. Class C share deferred sales commissions, which are amortized over a 12 month period, increased year-over-year, but were offset by a decrease in Class B share deferred sales commissions, which are amortized over a period not to exceed six years. As a result of this change in product mix, amortization of deferred sales commissions as a percentage of average deferred sales commission assets increased to 14 percent in the first quarter of fiscal 2008 from 12 percent in the first quarter of fiscal 2007.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incurred. Fund expenses increased by 54 percent in the first quarter of fiscal 2008 over the same period a year earlier, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which external investment advisors act as subadvisors. The increase in other fund-related expenses can be attributed to an increase in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 23 percent, or $4.3 million, in the first quarter of fiscal 2008 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $0.9 million, information technology expense of $2.0 million, consulting expense of $0.6 million, communications expense of $0.3 million and other corporate expenses of $0.6 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount and accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to increases in legal, audit and other general consulting costs. The increase in communications expense can be attributed to increases in telephone and cable costs, while the increase in other corporate expenses can be primarily attributed to increases in charitable giving and professional development costs.

Other Income and Expense

	For the Three Months Ended January 31,
(in thousands)	2008	2007	% Change

Interest income	$ 4,380	$ 2,277	92%
Interest expense	(8,414)	(27)	NM
Gains on investments	353	708	-50%
Unrealized losses on investments	(821)	-	NM
Foreign currency losses	(20)	(72)	-72%
Total other income (expense)	$ (4,522)	$ 2,886	NM

Interest income increased by $2.1 million, or 92 percent, in the first quarter of fiscal 2008 over the same period a year earlier, primarily reflecting additional interest income earned on proceeds from our $500.0 million senior notes offering that funded on October 2, 2007.

Interest expense increased by $8.4 million in the first quarter of fiscal 2008 over the same period a year earlier, primarily due to interest accrued on our senior notes issued in October 2007.

Unrealized losses on investments of $0.8 million in the first quarter of fiscal 2008 relate to separately managed accounts seeded for new product development purposes.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 39 percent and 38 percent in the first quarter of fiscal 2008 and 2007, respectively.

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

Minority Interest

Minority interest decreased by 6 percent in the first quarter of fiscal 2008 over the same period a year earlier, primarily due to losses sustained by consolidated funds in the first quarter of fiscal 2008.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at January 31, 2008 reflects our 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, increased by $0.7 million, or 66 percent, in the first quarter of fiscal 2008 over the same period a year earlier, due to an increase in equity in net income of both Lloyd George Management and the private equity partnership.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2008 and October 31, 2007 and for the three month periods ended January 31, 2008 and 2007:

Balance Sheet and Cash Flow Data

	January 31,	October 31,
(in thousands)	2008	2007	% Change
Balance sheet data:
Assets:
Cash and cash equivalents	$294,975	$434,957	-32%
Short-term investments	51,510	50,183	3%
Long-term investments	84,218	86,111	-2%
Deferred sales commissions	92,586	99,670	-7%
Deferred income taxes – long-term	18,862	-	NM

Liabilities:
Taxes payable – current	46,380	21,107	120%
Taxes payable – long term	906	-	NM
Deferred income taxes – current	18,848	-	NM
Deferred income taxes – long-term	-	11,740	NM
Long-term debt	500,000	-	NM

	For the Three Months Ended January 31,
(in thousands)	2008	2007	% Change
Cash flow data:
Operating cash flows	$ (85)	$(39,986)	NM
Investing cash flows	10,318	(4,293)	NM
Financing cash flows	(150,205)	(29,920)	NM

Liquidity and Capital Resources

Our financial condition is highly liquid, with a significant percentage of our assets, 35 percent and 45 percent at January 31, 2008 and October 31, 2007, respectively, represented by cash and cash equivalents. The decrease in cash and cash equivalents in the first quarter of fiscal 2008 reflects the Company’s repurchase of approximately 3.4 million shares of its Non-Voting Common Stock for a total of $152.5 million. Short-term investments include investments in our sponsored cash management funds. Long-term investments consist principally of investments in certain of our sponsored mutual funds, seed investments in separately managed accounts, investments in affiliates and investments in collateralized debt obligation (“CDO”) entities.

Deferred sales commissions, which represent commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 7 percent in the first quarter of fiscal 2008 compared to October 31, 2007, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred sales commissions are recovered over time from distribution plan payments and contingent deferred sales charges received. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commission assets accordingly.

Taxes payable (current and long-term) increased by $26.2 million in the first quarter of fiscal 2008, reflecting an overall increase in taxable income as well as the recognition of a $5.0 million liability related to uncertain state tax positions in connection with the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on November 1, 2007.

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit as a result of a change in tax accounting method for certain closed-end fund expenses. The Company filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of a new closed-end fund, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, the Company recorded a deferred tax benefit of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011. The current deferred tax liability of $18.8 million as of January 31, 2008, represents the current portion of the $84.9 million deferred tax liability associated with the change in accounting method ($20.1 million) offset by other miscellaneous current deferred tax benefits.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5% ten-year senior notes due 2017.

Contractual Obligations

Our contractual obligations are summarized in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. As of January 31, 2008, there have been no material changes outside of the ordinary course of business in our contractual obligations from October 31, 2007, except as noted in the following paragraph.

In the first quarter of fiscal 2008, we identified $18.5 million in unrecognized tax benefits that, prior to our adoption of FIN 48 on November 1, 2007, were not disclosed in our table of contractual obligations. Unrecognized tax benefits of $17.6 million have been classified as current and included as a component of current taxes payable; unrecognized tax benefits of $0.9 million have been classified as long-term and included as a component of long-term taxes payable.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect changes in assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash used for operating activities totaled $0.1 million in the first quarter of fiscal 2008 compared to $40.0 million in the first quarter of fiscal 2007. Operating cash flows in the first quarter of fiscal 2007 were reduced by $52.2 million in payments made to terminate certain closed-end fund compensation agreements and $17.1 million in structuring fee payments related to the offering of a closed-end fund.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests from minority investors in our majority owned subsidiaries, and the purchase and sale of investments in our sponsored mutual funds and other sponsored investment products that we do not consolidate. Cash provided by investing activities totaled $10.3 million in the first quarter of fiscal 2008 compared to cash used by investment activities of $4.3 million in the first quarter of fiscal 2007.

In the first quarter of fiscal 2008, additions to equipment and leasehold improvements totaled $1.8 million, compared to $2.0 million in the first quarter of fiscal 2007. Fiscal 2008 and 2007 additions reflect leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount. In the first three months of fiscal 2008, the purchase and sale of available-for-sale investments resulted in a net source of cash totaling $12.1 million. In the first three months of fiscal 2007, the net purchases and sales of available-for-sale investments reduced investing cash flows by $2.3 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $150.2 million and $29.9 million in the first three months of fiscal 2008 and 2007, respectively.

In the first quarter of fiscal 2008, we repurchased a total of 3.4 million shares of our Non-Voting Common Stock for $152.5 million under our authorized repurchase program and issued 0.9 million shares of Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $15.9 million. We have authorization to purchase an additional 3.8 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be a significant use of cash. Our dividends per share were $0.15 in the first three months of fiscal 2008 and $0.12 in the first three months of fiscal 2007. We currently expect to continue to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Accounting for Income Taxes

Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. FIN 48 requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. These unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of our assets and liabilities. Our deferred taxes relate principally to closed-end fund expenses, stock-based compensation expense and capitalized sales commissions paid to broker/dealers. Expenses associated with the launch of closed-end funds are capitalized and amortized for tax purposes over a period of 15 years. Under IRS regulations, stock-based compensation is deductible for tax purposes at the time the employee recognizes the income (upon vesting of restricted stock, exercise of non-qualified stock option grants and any disqualifying dispositions of incentive stock options). Capitalized sales commission payments are deductible for tax purposes at the time of payment.

Investments in CDO Entities

We act as collateral or investment manager for a number of CDO entities pursuant to management agreements between us and each CDO entity. At January 31, 2008, combined assets under management in these CDO entities upon which we earn a management fee were approximately $3.3 billion. We had combined investments of $18.6 million in five of these entities on January 31, 2008.

We account for our investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of our investments in these CDO entities may be adversely affected. Our risk of loss in the CDO entities is limited to the $18.6 million carrying value of the investments on our Consolidated Balance Sheet at January 31, 2008.

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

Accounting Developments

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years on a prospective basis except for the presentation and disclosure requirements which apply retrospectively. Earlier application of SFAS No. 160 is prohibited. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009 and will be applied to future acquistitions.

In December 2007, the FASB amended SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first reporting period for fiscal years beginning on or after December 15, 2008. Earlier application of SFAS No. 141R is prohibited. SFAS No. 141R is effective for the Company’s fiscal year that begins on November 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. We are currently evaluating the potential impact of EITF 06-11, if any, on our consolidated financial statements.

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

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A of Part II, declines of financial market values will negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investments in sponsored equity funds, our equity interest in affiliates and equity securities held by sponsored funds we consolidate. Our investments in sponsored equity funds and equity securities are carried at fair value on our Consolidated Balance Sheets. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at January 31, 2008:

(in thousands)	Carrying Value	Carrying Value assuming a 10% increase	Carrying Value assuming a 10% decrease

Trading:
Equity securities	$ 11,166	$ 12,283	$ 10,049
Available-for-sale securities:
Sponsored funds	29,644	32,608	26,680
Investment in affiliates	18,833	20,716	16,950
Total	$ 59,643	$ 65,607	$ 53,679

Our primary direct exposure to interest rate risk arises from our investment in income funds sponsored by us and debt securities held by sponsored funds we consolidate. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of January 31, 2008. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent our management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50 percent) decline in interest rates would have on our pre-tax net income as of January 31, 2008:

(in thousands)	Carrying Value	Pre-tax interest income impact of a 50 basis point decline in interest rates

Trading:
Debt securities	$ 787	$ 4
Available-for-sale securities:
Debt securities	1,000	5
Sponsored funds	4,263	21
Investments in affiliates	50,510	253
Total	$56,560	$ 283

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

Our primary direct exposure to credit risk arises from our interests in CDO entities that are included in long-term investments in our Consolidated Balance Sheets. As an investor in a CDO entity, we are entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default rates of the underlying issuers of the high-yield bonds or floating-rate income instruments held by the CDO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of the issuers underlying the collateral securities and a corresponding increase in the number of defaults, cash flows generated by the collateral securities may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in CDO entities is approximately $18.6 million at January 31, 2008, which represents our total value at risk with respect to such entities as of January 31, 2008.

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

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2008:

Purchases of Equity Securities by the Issue and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2007 through November 30, 2007	1,601,049	$44.74	1,601,049	5,604,051
December 1, 2007 through December 31, 2007	1,432,696	$45.74	1,432,696	4,171,355
January 1, 2008 through January 31, 2008	415,318	$37.01	415,318	3,756,037
Total	3,449,063	$44.23	3,449,063	3,756,037

(1)We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office of the Company on January 9, 2008. All of the outstanding Voting Common Stock, 371,386 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1) The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2007.

2) The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

Ann E. Berman

Thomas E. Faust Jr.

Leo I. Higdon, Jr.

Vincent M. O’Reilly

Dorothy E. Puhy

Duncan W. Richardson

Winthrop H. Smith, Jr.

3) The selection of the firm of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2008.

4) The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 10, 2007.

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

EATON VANCE CORP.
(Registrant)

DATE: March 6, 2008	/s/Robert J. Whelan
(Signature)
Robert J. Whelan
Chief Financial Officer

DATE: March 6, 2008	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer

Exhibit 31.1

CERTIFICATION

I, Thomas E. Faust Jr., certify that:

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE: March 6, 2008	/s/Thomas E. Faust Jr.
(Signature)
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, Robert J. Whelan, certify that:

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined by Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

DATE: March 6, 2008	/s/Robert J. Whelan
(Signature)
Robert J. Whelan
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Thomas E. Faust Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: March 6, 2008	/s/Thomas E. Faust Jr.
(Signature)
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Eaton Vance Corp. (the “Company”) on Form 10-Q for the period ending January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert J. Whelan, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: March 6, 2008	/s/Robert J. Whelan
(Signature)
Robert J. Whelan
Chief Financial Officer