Form 10-Q
period 2008-04-30
EATON VANCE CORP
filed 2008-06-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended April 30, 2008

or

[	]	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

255 State Street, Boston, Massachusetts 02109

(Address of principal executive offices) (zip code)

(617) 482-8260

(Registrant's telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ X ]	Accelerated filer	[	]
Non-accelerated filer	[	] (Do not check if smaller reporting company)	Smaller reporting company	[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Shares outstanding as of April 30, 2008:

Voting Common Stock – 371,386 shares

Non-Voting Common Stock – 115,407,502 shares

Eaton Vance Corp.

Form 10-Q

For the Six Months Ended April 30, 2008

Part I - Financial Information

Item 1.	Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2008	2007

Assets

Current Assets:
Cash and cash equivalents	$ 300,131	$ 434,957
Short-term investments	50,574	50,183
Investment advisory fees and other receivables	109,196	116,979
Other current assets	6,426	8,033

Total current assets	466,327	610,152

Other Assets:
Deferred sales commissions	85,329	99,670
Goodwill	103,003	103,003
Other intangible assets, net	34,633	35,988
Long-term investments	93,696	86,111
Deferred income taxes	30,793	-
Equipment and leasehold improvements, net	26,426	26,247
Other assets	5,183	5,660

Total other assets	379,063	356,679

Total assets	$ 845,390	$ 966,831

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share figures)	2008	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$ 61,647	$ 106,167
Accounts payable and accrued expenses	44,201	66,955
Dividends payable	17,366	17,780
Taxes payable	2,027	21,107
Deferred income taxes	20,148	-
Other current liabilities	5,568	5,690

Total current liabilities	150,957	217,699

Long-Term Liabilities:
Long-term debt	500,000	500,000
Taxes payable	1,039	-
Deferred income taxes	-	11,740

Total long-term liabilities	501,039	511,740

Total liabilities	651,996	729,439

Minority interest	9,157	8,224

Commitments and contingencies (See Note 14)	-	-

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 371,386 shares	1	1
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 115,407,502 and 117,798,378 shares, respectively	451	460
Notes receivable from stock option exercises	(5,039)	(2,342)
Accumulated other comprehensive income	996	3,193
Retained earnings	187,828	227,856

Total shareholders' equity	184,237	229,168

Total liabilities and shareholders' equity	$ 845,390	$ 966,831

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share figures)	2008	2007	2008	2007

Revenue:
Investment advisory and administration fees	$ 201,738	$ 185,437	$ 412,424	$ 354,834
Distribution and underwriter fees	32,497	36,053	69,536	71,965
Service fees	38,057	37,228	78,860	73,240
Other revenue	1,134	1,466	2,402	3,321

Total revenue	273,426	260,184	563,222	503,360

Expenses:
Compensation of officers and employees	75,244	79,161	157,171	157,143
Distribution expense	29,184	77,884	61,360	176,537
Service fee expense	31,441	28,609	64,898	56,684
Amortization of deferred sales commissions	12,194	13,552	25,618	26,971
Fund expenses	5,910	4,455	12,426	8,674
Other expenses	23,308	20,231	46,437	39,062

Total expenses	177,281	223,892	367,910	465,071

Operating income	96,145	36,292	195,312	38,289

Other Income (Expense):
Interest income	2,745	2,058	7,125	4,335
Interest expense	(8,405)	(57)	(16,819)	(84)
Gains/(losses) on investments	(118)	965	235	1,673
Unrealized gains/(losses) on investments	384	-	(437)	-
Foreign currency losses	(12)	(61)	(32)	(133)

Income before income taxes, minority interest and equity in net income of affiliates	90,739	39,197	185,384	44,080

Income taxes	(33,909)	(15,098)	(70,932)	(16,971)

Minority interest	(4,042)	(1,420)	(5,404)	(2,876)

Equity in net income of affiliates, net of tax	374	414	2,042	1,419

Net income	$ 53,162	$ 23,093	$ 111,090	$ 25,652

Earnings Per Share:
Basic	$ 0.46	$ 0.18	$ 0.96	$ 0.20
Diluted	$ 0.43	$ 0.17	$ 0.89	$ 0.19

Weighted Average Shares Outstanding:
Basic	115,421	125,937	115,849	126,094
Diluted	123,271	135,163	125,537	135,219

Dividends Declared Per Share	$ 0.15	$ 0.12	$ 0.30	$ 0.24

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2008	2007

Cash and cash equivalents, beginning of period	$434,957	$206,705

Cash Flows from Operating Activities:
Net income	111,090	25,652
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on investments	352	(2,362)
Amortization of long-term investments	928	946
Equity in net income of affiliates	(3,228)	(2,122)
Dividends received from affiliates	3,750	268
Minority interest	5,404	2,876
Interest on long-term debt and amortization of debt issuance costs	673	43
Deferred income taxes	(19,601)	(2,611)
Excess tax benefit of stock option exercises	(6,037)	(4,795)
Stock-based compensation	20,668	22,476
Depreciation and other amortization	6,754	4,978
Amortization of deferred sales commissions	25,618	26,969
Payment of capitalized sales commissions	(18,064)	(30,472)
Contingent deferred sales charges received	6,793	6,606
Proceeds from the sale of trading investments	6,737	49,412
Purchase of trading investments	(25,524)	(28,548)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	7,767	(18,254)
Other current assets	101	(350)
Other assets	(85)	(1,906)
Accrued compensation	(44,499)	(28,533)
Accounts payable and accrued expenses	(22,684)	1,681
Taxes payable – current	(18,043)	6,744
Other current liabilities	(129)	4,745
Taxes payable – long-term	1,035	-

Net cash provided by operating activities	39,776	33,443

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,583)	(3,810)
Proceeds from sale of available-for-sale investments	16,462	5,421
Purchase of available-for-sale investments	(11,533)	(7,925)

Net cash used for investing activities	(654)	(6,314)

See notes to consolidated financial statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2008	2007

Cash Flows From Financing Activities:
Distributions to minority shareholders	(4,150)	(2,915)
Excess tax benefit of stock option exercises	6,037	4,795
Proceeds from issuance of Non-Voting Common Stock	19,862	24,127
Repurchase of Common Stock	-	(146)
Repurchase of Non-Voting Common Stock	(161,071)	(74,945)
Principal repayments on notes receivable from stock option exercises	399	411
Dividends paid	(35,134)	(30,355)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	199	-
Redemption of mutual fund subsidiaries’ capital stock	(52)	-

Net cash used for financing activities	(173,910)	(79,028)

Effect of currency rate changes on cash and cash equivalents	(38)	62

Net decrease in cash and cash equivalents	(134,826)	(51,837)

Cash and cash equivalents, end of period	$300,131	$154,868

Supplemental Cash Flow Information:
Interest paid	$16,320	$41
Income taxes paid	$108,734	$8,808

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$3,096	$1,148

See notes to consolidated financial statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited interim consolidated financial statements of Eaton Vance Corp. (“the Company”) include all adjustments necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America. Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s latest annual report on Form 10-K.

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

(4) Earnings Per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three and six months ended April 30, 2008 and 2007:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
(in thousands, except per share data)	2008	2007	2008	2007
Weighted-average shares outstanding – basic	115,421	125,937	115,849	126,094
Incremental common shares from stock options and restricted stock awards	7,850	9,226	9,688	9,125
Weighted-average shares outstanding – diluted	123,271	135,163	125,537	135,219
Earnings per share: Basic	$ 0.46	$ 0.18	$ 0.96	$ 0.20
Diluted	$ 0.43	$ 0.17	$ 0.89	$ 0.19

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on earnings per diluted share. Antidilutive incremental common shares related to stock options excluded from the computation of earnings per diluted share were approximately 3,354,000 and 27,000 for the six months ended April 30, 2008 and 2007, respectively.

(5) Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2008:

(dollars in thousands)	Weighted-average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	12.2	$58,404	$26,579	$31,825
Non-amortizing intangible assets:
Mutual fund management contract acquired		2,808	-	2,808
Total		$61,212	$26,579	$34,633

(6) Investments

The following is a summary of investments at April 30, 2008:

(in thousands)	April 30, 2008
Short-term investments:
Sponsored fund	$ 50,574
Total	$ 50,574

(in thousands)	April 30, 2008
Long-term investments:
Debt securities	$ 1,256
Equity securities	20,437
Sponsored funds	34,293
Collateralized debt obligation entities	18,034
Investments in affiliates	18,711
Other investments	965
Total	$ 93,696

(7) Long-Term Debt

The Company’s long-term debt balance at April 30, 2008 is comprised entirely of its 6.5% ten-year senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year.

As of April 30, 2008, the Company had no borrowings against its $200.0 million credit facility.

(8) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $20.7 million and $22.5 million for the six months ended April 30, 2008 and 2007, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $5.4 million and $6.4 million for the six months ended April 30, 2008 and 2007, respectively.

Stock Option Plan

The Company has a Stock Option Plan (“the 2007 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s Non-Voting Common Stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 2007 Plan with an exercise price that is less than the closing fair market value of the stock on the day the stock option is granted. The options granted under the 2007 Plan expire ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 2007 Plan contains provisions that, in the event of a change of control of the Company as defined in the 2007 Plan, may accelerate the vesting of awards. A total of 4.0 million shares have been reserved for issuance under the 2007 Plan. Through April 30, 2008, options to purchase 3.4 million shares have been issued pursuant to the 2007 Plan.

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

The weighted average fair values per share of options granted during the six months ended April 30, 2008 and 2007 using the Black-Scholes option pricing model were as follows:

	April 30,
	2008	2007
Weighted average grant date fair value of options granted	$14.83	$9.53
Assumptions:
Dividend yield	1.2% to 1.9%	1.3% to 1.5%
Volatility	25% to 28%	26% to 27%
Risk-free interest rate	3.6% to 4.4%	4.6% to 4.8%
Expected life of options	6.8 to 7.8 years	6.8 years

Stock option transactions under the 2007 Plan and predecessor plans are summarized as follows:

For the Six Months Ended April 30, 2008
(share and intrinsic value figures in thousands)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,579	$19.99
Granted	3,377	48.09
Exercised	(1,100)	14.80
Forfeited/expired	(171)	31.31
Options outstanding, end of period	29,685	$23.31	6.2	$433,726
Options exercisable, end of period	17,696	$17.39	4.9	$340,381
Vested or expected to vest	29,205	$23.17	6.2	$429,992

The Company received $13.2 million and $19.6 million related to the exercise of options for the six months ended April 30, 2008 and 2007, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2008 and 2007 was $27.7 million and $25.3 million, respectively. The total fair value of options that vested during the six months ended April 30, 2008 was $23.6 million.

The Company recorded compensation expense of $18.9 million and $21.3 million for the six months ended April 30, 2008 and 2007, respectively, relating to the 2007 Plan and successor plans. As of April 30, 2008, there was $90.2 million of deferred compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s Non-Voting Common Stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse five years from date of grant. A total of 2.0 million shares have been reserved under the plan. Through April 30, 2008, 0.9 million shares have been issued pursuant to this plan.

In the six months ended April 30, 2008 and 2007, 29,965 shares and 40,209 shares were issued pursuant to this plan at a weighted average fair value of $48.39 and $24.87 per share, respectively. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.7 million and $0.5 million for the six months ended April 30, 2008 and 2007, respectively, relating to shares issued pursuant to this plan. As of April 30, 2008, there was $2.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the Company's restricted stock activity for the six months ended April 30, 2008 is presented below:

For the Six Months Ended April 30, 2008
(share figures in thousands)	Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	178	$21.93
Granted	30	48.39
Vested	(58)	18.97
Unvested, end of period	150	$28.36

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through April 30, 2008, 7.3 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.7 million and $0.4 million for the six months ended April 30, 2008 and 2007, respectively, relating to the Employee Stock Purchase Plan. The Company received $1.8 million and $1.6 million related to shares issued under the Employee Stock Purchase Plan in the six months ended April 30, 2008 and 2007, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through April 30, 2008, 3.3 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.4 million and $0.3 million for the six months ended April 30, 2008 and 2007, respectively, relating to the Incentive Plan-Stock Alternative. The Company received $4.9 million and $2.9 million related to shares issued under the Incentive Plan-Stock Alternative in the six months ended April 30, 2008 and 2007, respectively.

(9) Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first six months of fiscal 2008, the Company purchased approximately 3.7 million shares of its Non-Voting Common Stock under the current share repurchase authorization. Approximately 3.5 million additional shares may be repurchased under the current authorization.

(10) Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”) which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $41.9 million at April 30, 2008, which exceeded its minimum net capital requirement of $2.2 million. EVD’s ratio of aggregate indebtedness to net capital at April 30, 2008 was 0.78-to-1.

(11) Income Taxes

Effective November 1, 2007, the Company adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit.

The adoption of FIN 48 on November 1, 2007 resulted in a reduction to beginning retained earnings in the amount of $5.0 million, which was reflected as a cumulative effect of a change in accounting principle, and a corresponding $5.0 million increase to the Company’s liability for uncertain tax positions. This increase in the liability for unrecognized tax benefits primarily reflects accruals for state income taxes.

On November 1, 2007, the Company carried a liability for unrecognized tax benefits of $18.5 million, including $3.0 million for interest and related charges, for uncertain state tax positions existing prior to the adoption of FIN 48. In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $18.5 million, thereby lowering its effective tax rate. In the six-month period ended April 30, 2008, there were no material changes to these liabilities.

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

In conjunction with the filing of the request for a change in accounting method, the Company recorded a deferred tax asset of $84.9 million, the majority of which will amortize over the 15 year period. In addition, the Company recorded a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four-year period ending October 31, 2011.

In the ordinary course of business, various taxing authorities may not agree with certain tax positions the Company has taken, or the applicable law may not be clear. To resolve some of these uncertainties, the Company has filed Voluntary Disclosure Agreements (“VDAs”) with specific state taxing authorities.

The Company believes that over the next 12 months its outstanding VDA filings and current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease between $14.0 million and $19.0 million in that period.

The provision for income taxes for the six months ended April 30, 2008 and 2007 consists of the following:

	For the Six Months Ended
	April 30,
(in thousands)	2008	2007
Current:
Federal	$ 80,234	$ 17,296
State	10,299	2,286
Deferred:
Federal	(17,716)	(2,341)
State	(1,885)	(270)
Total	$ 70,932	$ 16,971

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

	April 30,	October 31,
(in thousands)	2008	2007
Deferred tax assets:
Stock-based compensation	$ 37,267	$ 33,899
Deferred rent	587	676
Differences between book and tax bases of investments	726	619
Differences between book and tax bases of property	1,264	1,111
Unrealized losses on derivative instruments	1,479	1,558
Closed-end fund expenses	87,766	-
Other	426	1,931
Total deferred tax asset	$ 129,515	$ 39,794

	April 30,	October 31,
(in thousands)	2008	2007
Deferred tax liabilities:
Deferred sales commissions	$ (31,918)	$(37,573)
Closed-end fund expenses	(74,608)	-
Differences between book and tax bases of goodwill and intangibles	(10,103)	(8,858)
Unrealized net holding gains on investments	(2,241)	(3,600)
Total deferred tax liability	$(118,870)	$(50,031)
Net deferred tax asset/(liability)	$ 10,645	$(10,237)

Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at April 30, 2008 and October 31, 2007 are as follows:

	April 30,	October 31,
(in thousands)	2008	2007
Net current deferred tax asset/(liability)	$(20,148)	$ 1,503
Net non-current deferred tax asset/(liability)	30,793	(11,740)
Net deferred tax asset/(liability)	$ 10,645	$(10,237)

The net current deferred tax liability of $20.1 million as of April 30, 2008, principally represents the current portion of the remaining $74.6 million deferred tax liability associated with the change in accounting method.

The net current deferred tax asset of $1.5 million as of October 31, 2007 is classified as a component of other current assets on the Company’s Consolidated Balance Sheet.

The exercise of stock options resulted in a reduction of taxes payable of approximately $6.0 million and $4.8 million for the six months ended April 30, 2008 and 2007, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) was 38.3 percent and 38.5 percent for the six months ended April 30, 2008 and 2007, respectively. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(12) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the six months ended April 30, 2008 and 2007 are as follows:

	For the Six Months Ended
	April 30,
(in thousands)	2008	2007
Net income	$111,090	$25,652
Net unrealized gains (losses) on available-for-sale securities, net of income tax (expense)/benefit of $1,306 and $(1,410), respectively	(2,248)	2,526
Foreign currency translation adjustments, net of income taxes of $53 and $26, respectively	(94)	37
Change in unamortized losses on derivative instruments, net of income tax of $79	145	-
Comprehensive income	$108,893	$28,215

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

The loss recorded in other comprehensive income will be reclassified to earnings as a component of interest expense over the term of the debt. During the six months ended April 30, 2008, the Company reclassified $0.3 million of the loss on the Treasury lock transaction into interest expense. At April 30, 2008, the remaining unamortized loss on this transaction was $4.2 million. During the remaining six months of fiscal 2008, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $10.6 million of the total $15.0 million of committed capital at April 30, 2008. The Company anticipates investing the remaining $4.4 million by September 2010.

(15) Recent Accounting Developments

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the provisions of SFAS No. 162 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 6, 2008 the FASB agreed to partially defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until November 15, 2008 and remove certain leasing transactions from the scope of SFAS No. 157. SFAS No. 157 is effective for the Company’s fiscal year that begins on November 1, 2008. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

(16) Subsequent Event

In April 2008, the minority investors in Parametric Portfolio Associates LLC exercised a put option, requiring the Company to purchase an additional interest in Parametric Portfolio Associates LLC for $21.5 million. The transaction settled on May 1, 2008 and increased the Company’s capital ownership interest from 84.3 percent to 89.3 percent and its profits interest from 81.2 percent to 82.3 percent. The additional purchase price will be allocated between intangible assets and goodwill in the third quarter.

In May 2008, the minority investors in Atlanta Capital Management Company, LLC, exercised a put option, requiring the Company to purchase an additional interest in Atlanta Capital Management Company, LLC, for $5.0 million. The transaction will settle on June 30, 2008 and will increase the Company’s ownership interest from 80.4 percent to 85.5 percent. The additional purchase price will be allocated between intangible assets and goodwill in the third quarter.

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

We also commit significant resources to serving institutional and high-net-worth clients who access investment advice outside of traditional retail broker/dealer channels. Through our wholly owned affiliates and consolidated subsidiaries Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), we manage investments for a broad range of institutional and high-net-worth clients, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at our affiliates develop relationships in this market and deal directly with these clients.

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

Assets Under Management

Assets under management of $159.1 billion on April 30, 2008 were 6 percent higher than the $150.0 billion reported a year earlier. Long-term fund net inflows contributed $8.2 billion to growth in assets under management over the last twelve months, including $1.5 billion of closed-end fund net inflows and $6.7 billion of open-end and private fund net inflows. Retail managed account net inflows contributed $4.8 billion to growth in assets under management, while institutional and high-net-worth net inflows contributed an additional $1.9 billion. Net price declines of managed assets, reflecting equity and income market weakness, reduced assets under management by $6.0 billion, while an increase in cash management assets contributed $0.2 billion.

Ending Assets Under Management by Investment Category (1)

	April 30,
		% of		% of	%
(in billions)	2008	Total	2007	Total	Change
Equity assets	$ 107.7	68%	$ 96.0	64%	12%
Fixed income assets	32.4	20%	31.6	21%	3%
Floating-rate bank loan assets	19.0	12%	22.4	15%	-15%
Total	$ 159.1	100%	$ 150.0	100%	6%

(1) Includes funds and separate accounts.

Equity assets represented 68 percent of total assets under management on April 30, 2008, compared to 64 percent on April 30, 2007. Assets in equity funds managed for after-tax returns totaled $50.3 billion and $51.7 billion on April 30, 2008 and 2007, respectively. Fixed income assets, including cash management funds, represented 20 percent of total assets under management on April 30, 2008, compared to 21 percent on April 30, 2007. Fixed income assets included $17.1 billion and $17.2 billion of tax-exempt municipal bond assets and $2.0 billion and $1.7 billion of cash management fund assets on April 30, 2008 and 2007, respectively. Floating-rate bank loan assets represented 12 percent of total assets under management on April 30, 2008, compared to 15 percent on April 30, 2007.

Long-Term Fund and Separate Account Net Flows
	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in billions)	2008	2007	Change	2008	2007	Change

Long-term funds:
Closed-end funds	$ -	$ 5.8	NM	$ 0.1	$ 8.6	-99%
Open-end funds (1)	2.2	2.8	-21%	4.2	5.1	-18%
Private funds	-	0.5	NM	(0.1)	1.4	NM
Total long-term fund net inflows	2.2	9.1	-76%	4.2	15.1	-72%
Institutional/HNW (2) accounts	1.0	0.3	233%	1.5	(0.3)	NM
Retail managed accounts	1.7	1.1	55%	2.8	1.7	65%
Total separate account net inflows	2.7	1.4	93%	4.3	1.4	207%
Total net inflows	$ 4.9	$ 10.5	-53%	$ 8.5	$ 16.5	-48%

(1) Includes net flows of bank loan interval funds.

(2) High-net-worth (“HNW”)

(3) Not meaningful (“NM”)

Net inflows totaled $4.9 billion in the second quarter of fiscal 2008 compared to $10.5 billion, or $4.7 billion excluding closed-end fund flows, in the second quarter of fiscal 2007. Closed-end fund offerings contributed $5.8 billion in net inflows in the second quarter of fiscal 2007 versus none in the second quarter of fiscal 2008. Open-end fund net inflows of $2.2 billion and $2.8 billion in the second quarter of fiscal 2008 and 2007, respectively, reflect gross inflows of $6.4 billion and $5.7 billion and redemptions of $4.2 billion and $2.9 billion, respectively. Flows into private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, netted to zero in the second quarter of fiscal 2008, compared to $0.5 billion of net inflows in the second quarter of fiscal 2007.

Separate accounts contributed net inflows of $2.7 billion in the second quarter of fiscal 2008, compared to $1.4 billion in the second quarter of fiscal 2007. Retail managed account net inflows increased to $1.7 billion in the second quarter of fiscal 2008 from $1.1 billion in the second quarter of fiscal 2007, reflecting strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and Eaton Vance Management’s (“EVM’s”) large cap value and municipal bond products. Institutional and high-net-worth net inflows increased to $1.0 billion in the second quarter of fiscal 2008 from $0.3 billion in the second quarter of fiscal 2007, primarily reflecting strong high-net-worth net inflows at Parametric Portfolio Associates and a positive contribution from EVM’s institutional initiative.

Cash management fund assets, which are not included in long-term net flows because of their short-term characteristics, increased to $2.0 billion on April 30, 2008 from $1.7 billion on April 30, 2007.

The following table summarizes the asset flows by investment category for the three and six-month periods ended April 30, 2008 and 2007:

Asset Flows
	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in billions)	2008	2007	Change	2008	2007	Change

Equity fund assets – beginning	$ 70.0	$ 59.3	18%	$ 75.5	$ 53.2	42%
Sales/inflows	4.1	8.5	-52%	9.3	14.5	-36%
Redemptions/outflows	(2.1)	(1.7)	24%	(4.6)	(3.4)	35%
Exchanges	-	-	-	(0.1)	-	NM
Market value change	1.0	2.1	-52%	(7.1)	3.9	NM
Equity fund assets – ending	73.0	68.2	7%	73.0	68.2	7%

Fixed income fund assets – beginning	24.3	22.9	6%	24.6	21.6	14%
Sales/inflows	1.6	2.2	-27%	3.2	4.1	-22%
Redemptions/outflows	(1.3)	(0.8)	63%	(2.7)	(1.3)	108%
Exchanges	0.1	-	NM	0.2	-	NM
Market value change	(0.5)	0.2	NM	(1.1)	0.1	NM
Fixed income fund assets – ending	24.2	24.5	-1%	24.2	24.5	-1%

Floating-rate bank loan fund assets – beginning	18.4	20.3	-9%	20.4	20.0	2%
Sales/inflows	1.3	1.9	-32%	2.1	3.7	-43%
Redemptions/outflows	(1.4)	(0.9)	56%	(3.1)	(2.4)	29%
Exchanges	(0.1)	-	NM	(0.3)	-	NM
Market value change	(0.2)	0.1	NM	(1.1)	0.1	NM
Floating-rate bank loan fund assets – ending	18.0	21.4	-16%	18.0	21.4	-16%

Total long-term fund assets – beginning	112.7	102.5	10%	120.5	94.8	27%
Sales/inflows	7.0	12.6	-44%	14.6	22.3	-35%
Redemptions/outflows	(4.8)	(3.4)	41%	(10.4)	(7.1)	46%
Exchanges	-	-	-	(0.2)	-	NM
Market value change	0.3	2.4	-88%	(9.3)	4.1	NM
Total long-term fund assets – ending	115.2	114.1	1%	115.2	114.1	1%

Separate accounts – beginning	38.5	31.7	21%	39.6	30.5	30%
Inflows – HNW and institutional	2.1	1.1	91%	4.2	1.7	147%
Outflows – HNW and institutional	(1.1)	(0.8)	38%	(2.7)	(2.0)	35%
Inflows – retail managed accounts	2.6	1.6	63%	4.6	2.8	64%
Outflows – retail managed accounts	(0.9)	(0.5)	80%	(1.8)	(1.0)	80%
Market value change	0.7	1.1	-36%	(2.0)	2.2	NM
Separate accounts – ending	41.9	34.2	23%	41.9	34.2	23%

Cash management fund assets – ending	2.0	1.7	18%	2.0	1.7	18%
Assets under management – ending	$ 159.1	$ 150.0	6%	$ 159.1	$ 150.0	6%

Ending Assets Under Management by Asset Class
	April 30,
		% of		% of	%
(in billions)	2008	Total	2007	Total	Change
Open-end funds:
Class A	$ 36.9	23%	$ 32.7	22%	13%
Class B	4.3	3%	6.5	4%	-34%
Class C	9.3	6%	9.6	6%	-3%
Class I	3.9	2%	3.0	2%	30%
Other (1)	3.8	3%	2.7	2%	41%
Total open-end funds	58.2	37%	54.5	36%	7%
Private funds (2)	27.8	17%	29.0	19%	-4%
Closed-end funds	31.2	20%	32.3	22%	-3%
Total fund assets	117.2	74%	115.8	77%	1%
HNW and institutional account assets	25.3	16%	22.1	15%	14%
Retail managed account assets	16.6	10%	12.1	8%	37%
Total separate account assets	41.9	26%	34.2	23%	23%
Total	$ 159.1	100%	$ 150.0	100%	6%

(1)  Includes other classes of Eaton Vance open-end funds and non-Eaton Vance funds subadvised by Atlanta

Capital, Fox Asset Management and Parametric Portfolio Associates.

(2)  Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 74 percent of total assets under management at April 30, 2008, compared to 77 percent at April 30, 2007. Class A share assets increased to 23 percent of total assets under management at April 30, 2008 from 22 percent at April 30, 2007, while Class B shares dropped to 3 percent at April 30, 2008 from 4 percent at April 30, 2007. The shift from Class B share assets to Class A share assets reflects the overall increasing popularity of Class A shares and the declining popularity of Class B shares in broker/dealer distribution systems. Class C share assets represented 6 percent of total assets under management on April 30, 2008 and 2007, while Class I share assets represented 2 percent of total assets under management on April 30, 2008 and 2007. Private funds represented 17 percent of total assets under management at April 30, 2008, compared to 19 percent on April 30, 2007. Closed-end funds represented 20 percent of the Company’s total assets under management on April 30, 2008, compared to 22 percent on April 30, 2007.

Separate account assets, which include high-net-worth, institutional and retail managed account assets, totaled $41.9 billion, or 26 percent of total assets under management, at April 30, 2008, up from $34.2 billion, or 23 percent of total assets under management, at April 30, 2007. High-net-worth and institutional separate account assets increased by $3.2 billion, or 14 percent, in the last twelve months, while retail managed account assets increased by $4.5 billion, or 37 percent, in the same period. The increase in high-net-worth and institutional assets in the last twelve months reflects strong high-net-worth net inflows at Parametric Portfolio Associates and the acquisition of Parametric Risk Advisors in the third quarter of fiscal 2007. Retail managed account assets were positively impacted in the last twelve months by strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and EVM’s large-cap value and municipal bond products.

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

Average Assets Under Management by Asset Class(1)
	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in billions)	2008	2007	Change	2008	2007	Change
Open-end funds:
Class A	$ 34.6	$ 31.0	12%	$ 34.9	$ 29.7	18%
Class B	4.9	6.5	-25%	5.3	6.6	-20%
Class C	9.1	9.2	-1%	9.5	9.0	6%
Class I	3.5	2.8	25%	3.5	2.8	25%
Other (2)	3.3	2.7	22%	3.3	2.6	27%
Total open-end funds	55.4	52.2	6%	56.5	50.7	11%
Private funds (3)	27.5	28.0	-2%	28.3	27.5	3%
Closed-end funds	30.6	30.0	2%	31.6	27.6	14%
Total fund assets	113.5	110.2	3%	116.4	105.8	10%
HNW and institutional account assets	24.4	21.4	14%	24.5	21.3	15%
Retail managed account assets	15.4	11.2	38%	15.2	10.6	43%
Total separate account assets	39.8	32.6	22%	39.7	31.9	24%
Total	$ 153.3	$ 142.8	7%	$ 156.1	$ 137.7	13%

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

Results of Operations

We reported net income of $53.2 million, or $0.43 per diluted share, in the second quarter of fiscal 2008 compared to $23.1 million, or $0.17 per diluted share, in the second quarter of fiscal 2007. Operating results for the second quarter of fiscal 2007 reflect the payment of $46.3 million in one-time structuring fees and $8.1 million in marketing incentives related to a closed-end fund offered during the quarter. These one-time structuring fees and marketing incentives, which are included in distribution expense and compensation expense, respectively, reduced earnings for the second quarter of fiscal 2007 by $0.25 per diluted share.

We reported net income of $111.1 million, or $0.89 per diluted share, in the first six months of fiscal 2008 compared to $25.7 million, or $0.19 per diluted share, in the first six months of fiscal 2007. Operating results for the first six months of fiscal 2007 reflect payments of $63.4 million in one-time structuring fees and $12.6 million in marketing incentives related to closed-end funds offered during the period. Operating results for the first six months of fiscal 2007 also include payments totaling $52.2 million to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate compensation agreements in respect of certain of our previously offered closed-end funds under which we were obligated to make payments over time based on the assets of the respective closed-end funds. These one-time structuring fees, marketing incentives and termination payments reduced diluted earnings for the first six months of fiscal 2007 by approximately $0.58 per share.

	For the Three Months Ended April 30,			For the Six Months Ended April 30,
(in thousands, except per share data)	2008	2007	% Change	2008	2007	% Change

Net income	$ 53,162	$ 23,093	130%	$ 111,090	$ 25,652	333%
Earnings per share:
Basic	$ 0.46	$ 0.18	156%	$ 0.96	$ 0.20	380%
Diluted	$ 0.43	$ 0.17	153%	$ 0.89	$ 0.19	368%
Operating margin	35%	14%		35%	8%

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

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2008	2007	Change	2008	2007	Change

Operating income	$ 96,145	$ 36,292	165%	$ 195,312	$ 38,289	410%
Closed-end fund structuring fees	-	46,321	NM	-	63,436	NM
Payments to terminate closed-end fund compensation agreements	-	-	-	-	52,178	NM
Stock-based compensation	8,938	8,252	8%	20,668	22,476	-8%
Adjusted operating income	$ 105,083	$ 90,865	16%	$ 215,980	$ 176,379	22%
Adjusted operating margin	38%	35%		38%	35%

Revenue

Our average effective fee rate (total revenue as a percentage of average assets under management) was 71 basis points and 72 basis points in the second quarter and first six months of fiscal 2008, respectively compared to 73 basis points in the second quarter and first six months of fiscal 2007.

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2008	2007	Change	2008	2007	Change

Investment advisory and administration fees	$ 201,738	$ 185,437	9%	$ 412,424	$ 354,834	16%
Distribution and underwriter fees (1)	32,497	36,053	-10%	69,536	71,965	-3%
Service fees (1)	38,057	37,228	2%	78,860	73,240	8%
Other revenue	1,134	1,466	-23%	2,402	3,321	-28%
Total revenue	$ 273,426	$ 260,184	5%	$ 563,222	$ 503,360	12%
(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 73 percent and 70 percent of total revenue for the six months ended April 30, 2008 and 2007, respectively.

The increase in investment advisory and administration fees of 9 percent and 16 percent in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier can be attributed primarily to an increase in average assets under management and a modest increase in our average effective investment advisory and administration fee rate. Average assets under management increased by 7 percent and 13 percent in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year ago. Fund average effective fee rates increased to 60 basis points in the first six months of fiscal 2008 from 57 basis points in the first six months of fiscal 2007. Separately managed account average effective fee rates were 31 basis points in the first six months of fiscal 2008 and 2007.

Distribution and underwriter fees

Distribution plan payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percentage of average assets under management in specific share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on certain categories of sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares sold with and without sales charges. Distribution and underwriter fees represented 12 percent and 14 percent of total revenue for the six months ended April 30, 2008 and 2007, respectively.

Distribution plan payments received decreased 10 percent, or $3.3 million, to $29.1 million in the second quarter of fiscal 2008 over the same period a year earlier, reflecting a decrease in average Class B and certain private fund assets subject to distribution fees. Class B share distribution fees received decreased by 23 percent, or $2.8 million, to $9.5 million, reflecting a decrease in average Class B share assets under management of 25 percent year-over-year. Private fund distribution fees decreased by 10 percent, or $0.3 million, to $3.0 million, reflecting a decrease in average private fund assets under management of 9 percent. Underwriter fees and other distribution income decreased 7 percent, or $0.2 million, to $3.4 million in the second quarter of fiscal 2008, primarily reflecting a decrease of $0.7 million in underwriter fees on Class A share sales offset by an increase of $0.6 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments received decreased 5 percent, or $3.0 million, to $62.0 million in the first six months of fiscal 2008 over the same period a year earlier, reflecting a decrease in average Class B and certain private fund assets subject to distribution fees, partially offset by an increase in Class A and Class C share distribution fees received. Class B share distribution fees decreased by 19 percent, or $4.8 million, to $20.7 million, reflecting a decrease in average Class B share assets under management of 20 percent year-over-year. Private fund distribution fees decreased by 5 percent, or $0.3 million, to $6.4 million, reflecting a decrease in average private fund assets subject to distribution fees of 4 percent. Class A share distribution fees increased by 42 percent, or $0.4 million, to $1.2 million, reflecting a 40 percent increase in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class C share distribution fees increased by 5 percent, or $1.7 million, to $33.5 million, reflecting an increase in average assets subject to distribution fees of 6 percent. Underwriter fees and other distribution income increased 8 percent, or $0.6 million, to $7.5 million in the first six months of fiscal 2008, primarily reflecting an increase of $1.5 million in contingent deferred sales charges received on certain Class A share redemptions offset by a decrease of $1.0 million in underwriter fees received on Class A share sales.

Service fees

Service plan payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees are paid to Eaton Vance Distributors, Inc. as principal underwriter for service and/or the maintenance of shareholder accounts. Service fees represented 14 percent and 15 percent of total revenue for the six months ended April 30, 2008 and 2007, respectively.

Service fee revenue increased by 2 percent in the second quarter and 8 percent in the first six months of fiscal 2008 over the same periods a year ago, primarily reflecting a 2 percent and 8 percent increase in average assets under management in Class A, B, and C shares and private funds that pay service fees for the three and six month periods ended April 30, 2008, respectively.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds and certain limited partnerships, decreased by 23 percent, or $0.3 million, in the second quarter of fiscal 2008 over the same period a year earlier. The decrease in other revenue in the second quarter of fiscal 2008 can be attributed primarily to a decrease in realized and unrealized gains on securities classified as trading. Other revenue for the second quarter of fiscal 2008 and 2007 includes $35,000 and $0.3 million, respectively, of investment income related to consolidated funds and certain limited partnerships for the periods during which they were consolidated.

Other revenue decreased by 28 percent, or $0.9 million, in the first six months of fiscal 2008 over the same period a year earlier, primarily due to a decrease in realized and unrealized gains on securities classified as trading. Other revenue for the first six months of fiscal 2008 and 2007 includes $0.2 million and $0.8 million, respectively, of investment income related to consolidated funds and certain limited partnerships for the periods during which they were consolidated.

Expenses

Operating expenses decreased by 21 percent in both the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier, primarily reflecting a decrease in distribution expense associated with the offering of closed-end funds in the first six months of fiscal 2007.

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2008	2007	Change	2008	2007	Change
Compensation of officers and employees:
Cash compensation	$ 66,306	$ 70,909	-6%	$136,503	$134,667	1%
Stock-based compensation	8,938	8,252	8%	20,668	22,476	-8%
Total compensation of officers and employees	75,244	79,161	-5%	157,171	157,143	0%
Distribution expense (1)	29,184	77,884	-63%	61,360	176,537	-65%
Service fee expense (1)	31,441	28,609	10%	64,898	56,684	14%
Amortization of deferred sales commissions	12,194	13,552	-10%	25,618	26,971	-5%
Fund expenses	5,910	4,455	33%	12,426	8,674	43%
Other expenses	23,308	20,231	15%	46,437	39,062	19%
Total expenses	$177,281	$223,892	-21%	$367,910	$465,071	-21%
(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Compensation of officers and employees

Compensation expense decreased by $3.9 million, or 5 percent, in the second quarter of fiscal 2008 compared to the same period a year earlier, primarily reflecting a decrease in sales incentives offset by increases in base compensation, payroll taxes, employee benefits, adjusted operating income-based incentives and stock-based compensation. Sales incentives decreased by $11.0 million, or 52 percent, primarily reflecting the $8.1 million in closed-end fund sales incentives paid out in the second quarter of fiscal 2007 and a decrease in incentives paid on sales of our open-end funds. Base compensation, payroll taxes and employee benefits increased by $4.6 million, or 17 percent, reflecting an 11 percent increase in average headcount and year-end salary adjustments. Adjusted operating-income based incentives increased by $2.0 million, or 9 percent, reflecting the increase in adjusted operating income year over year. Stock-based compensation expense increased by $0.7 million, or 8 percent, reflecting the increase in average headcount.

Compensation expense totaled $157.2 million in the first six months of fiscal 2008 compared to $157.1 million in the first six months of fiscal 2007. Decreases in sales incentives and stock-based compensation expense of $15.1 million and $1.8 million, respectively, were offset by increases in base compensation, payroll taxes, employee benefits, and adjusted operating income-based incentives of $7.2 million, $0.4 million, $1.1 million and $7.6 million, respectively. As noted above, the decrease in sales incentives year over year can be attributed to closed-end fund sales incentives paid out in the first six months of fiscal 2007 and a decrease in sales incentives paid on sales of our open-end funds. The decrease in stock-based compensation expense can be attributed to a decrease in option grants to retirement-eligible employees in the first quarter of fiscal 2008. The increases noted in base compensation, payroll taxes and employee benefits can be attributed to a 10 percent increase in average headcount and year-end salary adjustments. The increase noted in adjusted operating income-based incentives can be attributed to an increase in adjusted operating income year over year.

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

Distribution expense

Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for Class C and certain closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, structuring fees paid on new closed-end fund offerings and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with our distribution partners.

Distribution expense decreased by 63 percent, or $48.7 million, in the second quarter of fiscal 2008 over the same period a year earlier, primarily reflecting the payment of $46.3 million in one-time structuring fees associated with the offering of a closed-end fund in the second quarter of fiscal 2007. Distribution expense decreased by 65 percent, or $115.2 million, in the first six months of fiscal 2008 over the same period a year earlier, primarily reflecting the payment of $63.4 million in one-time structuring fees associated with the offering of closed-end funds in the first six months of fiscal 2007 as well as $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C) as well as certain private funds. Service fee expense increased by 10 percent and 14 percent in the second quarter and first six months of fiscal 2008 over the same periods a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization of deferred sales commissions decreased by 10 percent and 5 percent in the second quarter and first six months of fiscal 2008 compared to the same periods a year earlier. As amortization expense is a function of the Company’s fund sales mix, a continuing shift away from Class B shares to other classes over time will likely result in a reduction in amortization expense over time.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased by 33 percent and 43 percent in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which external investment advisors act as subadvisors. The increase in other fund-related expenses can be attributed to an increase in expenses for certain institutional funds for which we are paid an all-in management fee and are obligated to pay the funds’ operating expenses.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 15 percent, or $3.1 million, in the second quarter of fiscal 2008 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $1.5 million and information technology expense of $1.8 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount and accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations.

Other expenses increased by 19 percent, or $7.4 million, in the first six months of fiscal 2008 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $2.5 million, information technology expense of $3.8 million, communications expense of $0.4 million and other corporate expenses of $1.3 million, offset by a decrease in travel of $0.8 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount and accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in communications expense can be attributed to increases in telephone and cable costs, while the increase in other corporate expenses can be primarily attributed to increases in charitable giving and professional development costs. The decrease in travel expense can be attributed to travel costs incurred in the first six months of fiscal 2007 in support of two closed-end fund initial public offerings.

Other Income and Expense

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2008	2007	Change	2008	2007	Change

Interest income	$ 2,745	$ 2,058	33%	$ 7,125	$ 4,335	64%
Interest expense	(8,405)	(57)	NM	(16,819)	(84)	NM
Gains/(losses) on investments	(118)	965	NM	235	1,673	-86%
Unrealized gains/(losses) on investments	384	-	NM	(437)	-	NM
Foreign currency losses	(12)	(61)	-80%	(32)	(133)	-76%
Total other income (expense)	$ (5,406)	$ 2,905	NM	$ (9,928)	$ 5,791	NM

Interest income increased by $0.7 million and $2.8 million, or 33 percent and 64 percent, in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier, primarily reflecting additional interest income earned on proceeds from our $500.0 million senior notes offering that funded on October 2, 2007.

Interest expense increased by $8.3 million and $16.7 million in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier, primarily due to interest accrued on our senior notes issued in October 2007.

In the second quarter and first six months of fiscal 2008 we incurred net realized gains (losses) on investments totaling $(0.1) million and $0.2 million, respectively, compared to net realized gains of $1.0 million and $1.7 million in the second quarter and first six months of fiscal 2007, respectively. Net realized gains in the second quarter and first six months of fiscal 2007 include $0.8 million and $1.3 million of gains realized on the liquidation of an investment in a collateralized debt obligation entity.

Unrealized gains (losses) on investments of $0.4 million and $(0.4) million in the second quarter and first six months of fiscal 2008, respectively, relate to investments in separately managed accounts seeded for new product development purposes.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates, and the cumulative effect of a change in accounting principle) was 37.4 percent and 38.3 percent in the second quarter and first six months of fiscal 2008, respectively, compared to 38.5 percent in both the second quarter and first six months of fiscal 2007. The decrease in our effective tax rate in the second quarter of fiscal 2008 can be attributed to the adjustment made to minority interest as more fully described below.

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

Minority Interest

Minority interest increased by $2.6 million and $2.5 million in the second quarter and first six months of fiscal 2008, respectively, over the same periods a year earlier, primarily due to a $2.8 million adjustment recorded in the second quarter of fiscal 2008 to reverse stock-based compensation previously allocated to minority shareholders of our majority-owned subsidiaries. We have determined that the allocation of stock-based compensation expense to minority shareholders reduces our liability to minority shareholders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment recognized in the second quarter represents the reversal of accumulated stock-based compensation expense allocated to minority shareholders from the date of acquisition. Stock-based compensation expense allocated to minority shareholders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at April 30, 2008 reflects our 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, was flat in the second quarter of fiscal 2008 compared to the same period a year earlier and increased by $0.6 million, or 44 percent, in the first six months of fiscal 2008 over the same period a year earlier. The increase in the first six months of fiscal 2008 can be attributed to an increase in net income of both Lloyd George Management and the private equity partnership.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2008 and October 31, 2007 and for the six month periods ended April 30, 2008 and 2007:

Balance Sheet and Cash Flow Data
	April 30,	October 31,
(in thousands)	2008	2007	% Change
Balance sheet data:
Assets:
Cash and cash equivalents	$ 300,131	$ 434,957	-31%
Short-term investments	50,574	50,183	1%
Long-term investments	93,696	86,111	9%
Deferred sales commissions	85,329	99,670	-14%
Deferred income taxes – long-term	30,793	-	NM

Liabilities:
Taxes payable – current	2,027	21,107	-90%
Taxes payable – long term	1,039	-	NM
Deferred income taxes – current	20,148	-	NM
Deferred income taxes – long-term	-	11,740	NM
Long-term debt	500,000	500,000	0%

	For the Six Months Ended April 30,
(in thousands)	2008	2007	% Change
Cash flow data:
Operating cash flows	$ 39,776	$ 33,443	19%
Investing cash flows	(654)	(6,314)	-89%
Financing cash flows	(173,910)	(79,028)	120%

Liquidity and Capital Resources

Our financial condition is highly liquid, with a significant percentage of our assets, 36 percent and 45 percent at April 30, 2008 and October 31, 2007, respectively, represented by cash and cash equivalents. The decrease in cash and cash equivalents in the first six months of fiscal 2008 reflects the Company’s repurchase of approximately 3.7 million shares of its Non-Voting Common Stock for a total of $161.1 million. Short-term investments include investments in our sponsored cash management funds. Long-term investments consist principally of investments in certain of our sponsored mutual funds, seed investments in separately managed accounts, investments in affiliates and investments in collateralized debt obligation (“CDO”) entities.

Deferred sales commissions, which represent commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 14 percent in the first six months of fiscal 2008 compared to October 31, 2007, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred sales commissions are recovered over time from distribution plan payments and contingent deferred sales charges received. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commission assets accordingly.

Taxes payable (current and long-term) decreased by $18.0 million in the first six months of fiscal 2008, primarily reflecting a current tax provision for the period totaling $90.5 million and the recognition of a $5.0 million liability related to uncertain state tax positions in connection with the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB

Statement No. 109” (“FIN 48”) on November 1, 2007, offset by $108.7 million of income taxes paid during the period.

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit as a result of a change in tax accounting method for certain closed-end fund expenses. The Company filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of new closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, the Company recorded a deferred tax benefit of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $20.1 million as of April 30, 2008, principally represents the current portion of the remaining $74.6 million deferred tax liability associated with the change in accounting method.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5% ten-year senior notes due 2017. We also maintain a revolving credit facility with several banks, which expires on August 13, 2012. The facility, which was extended in August 2007, provides that we may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On April 30, 2008, we had no outstanding borrowings under our revolving credit facility.

Contractual Obligations

The following table details our future contractual obligations:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases – facilities and equipment	$ 269.4	$ 10.3	$ 34.0	$ 35.7	$ 189.4
Senior notes	500.0	-	-	-	500.0
Interest payments on senior notes	312.5	32.5	97.5	65.0	117.5
Investment in private equity partnership	4.4	-	4.4	-	-
Unrecognized tax benefits	20.1	18.9	1.2	-	-
Total	$ 1,106.4	$ 61.7	$ 137.1	$ 100.7	$ 806.9

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of April 30, 2008, we had invested $10.6 million of the total $15.0 million of committed capital.

In September 2006, we signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009.

Excluded from the table above are future payments to be made by us to purchase the interests retained by minority investors in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors. Interests held by minority unit holders are not subject to mandatory redemption. The purchase of minority interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by minority unit holders and calls held by us. The puts provide the minority shareholders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the minority shareholders to sell their retained equity interests to us at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any minority interest purchase in the future. The value assigned to the purchase of a minority interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any minority interest purchase. As a result, there is significant uncertainty as to the amount of any minority interest purchase in the future. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of minority interests in our consolidated subsidiaries may be a significant use of cash in future years.

In April 2008, the minority investors in Parametric Portfolio Associates exercised a put option, requiring us to purchase an additional interest in Parametric Portfolio Associates for $21.5 million. The transaction settled on May 1, 2008 and increased the Company’s capital ownership interest from 84.3 percent to 89.3 percent and its profits interest from 81.2 percent to 82.3 percent. The additional purchase price will be allocated between intangible assets and goodwill in the third quarter.

In May 2008, the minority investors in Atlanta Capital Management Company, LLC, exercised a put option, requiring the Company to purchase an additional interest in Atlanta Capital Management Company, LLC, for $5.0 million. The transaction will settle on June 30, 2008 and will increase the Company’s ownership interest from 80.4 percent to 85.5 percent. The additional purchase price will be allocated between intangible assets and goodwill in the third quarter.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect changes in assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $39.8 million in the first six months of fiscal 2008 compared to $33.4 million in the first six months of fiscal 2007. Operating cash flows in the first six months of fiscal 2007 were reduced by $52.2 million in payments made to terminate certain closed-end fund compensation agreements and $46.3 million in structuring fee payments related to the offering of a closed-end fund.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests from minority investors in our majority owned subsidiaries, and the purchase and sale of investments in our sponsored mutual funds and other sponsored investment products that we do not consolidate. Cash used for investing activities totaled $0.7 million in the first six months of fiscal 2008 compared to $6.3 million in the first six months of fiscal 2007.

In the first six months of fiscal 2008, additions to equipment and leasehold improvements totaled $5.6 million, compared to $3.8 million in the first six months of fiscal 2007. Fiscal 2008 and 2007 additions reflect leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount. In the first six months of fiscal 2008, the purchase and sale of available-for-sale investments resulted in a net source of cash totaling $4.9 million. In the first six months of fiscal 2007, the net purchases and sales of available-for-sale investments reduced investing cash flows by $2.5 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $173.9 million and $79.0 million in the first six months of fiscal 2008 and 2007, respectively.

In the first six months of fiscal 2008, we repurchased a total of 3.7 million shares of our Non-Voting Common Stock for $161.1 million under our authorized repurchase program and issued 1.3 million shares of Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $19.9 million. We have authorization to purchase an additional 3.5 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be a significant use of cash. Our dividends per share were $0.30 in the first six months of fiscal 2008 and $0.24 in the first six months of fiscal 2007. We currently expect to declare and pay dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

We believe that the remaining proceeds from our $500.0 million senior note offering in fiscal 2007, cash provided by current operating activities and borrowings available to us under our $200.0 million credit facility will provide us with sufficient liquidity to meet our short-term and long-term operating needs.

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

Investments in CDO Entities

We act as collateral or investment manager for a number of CDO entities pursuant to management agreements between us and each CDO entity. At April 30, 2008, combined assets under management in these CDO entities upon which we earn a management fee were approximately $3.3 billion. We had combined investments of $18.0 million in five of these entities on April 30, 2008.

We account for our investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in

Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of our investments in these CDO entities may be adversely affected. Our risk of loss in the CDO entities is limited to the $18.0 million carrying value of the investments on our Consolidated Balance Sheet at April 30, 2008.

A CDO entity issues non-recourse debt and equity securities, which are sold in a private offering to institutional and high-net-worth investors. The CDO debt securities issued by the CDO entity are secured by collateral in the form of floating-rate bank loans, high-yield bonds and/or other types of approved securities that the CDO entity purchases. We manage the collateral securities for a fee and, in most cases, are a minority investor in the equity interests of the CDO entity. An equity interest in a CDO entity is subordinated to all other interests in the CDO entity and entitles the investor to receive the residual cash flows, if any, from the CDO entity. As a result, our equity investment in a CDO entity is highly sensitive to changes in the credit quality of the issuers of the collateral securities, including changes in the forecasted default rates and any declines in anticipated recovery rates. Our financial exposure to the CDO entities we manage is limited to our interests in the CDO entities as reflected in our Consolidated Balance Sheets.

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

Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not anticipate that the provisions of SFAS No. 162 will have an impact on our consolidated results of operations or our consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. We are currently evaluating the potential impact, if any, on the Company’s disclosures in our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 6, 2008 the FASB agreed to partially defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently occurring basis, until November 15, 2008 and remove certain leasing transactions from the scope of SFAS No. 157. SFAS No. 157 is effective for the Company’s fiscal year that begins on November 1, 2008. We are currently evaluating this standard and its impact, if any, on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2007.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

In the ordinary course of business, the Corporation may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

There have been no material developments in litigation previously reported in our SEC filings.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines or adverse changes in interest rates would generally negatively impact the level of our assets under management and consequently our revenue and net income. To the extent that we receive income from assets under management that are derived from financial leverage, any reduction in leverage used could adversely impact the level of assets under management. For example, leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. A recession or other economic or political events could also adversely impact our revenue if it led to a decreased demand for products, a higher redemption rate, or a decline in securities prices. Any decrease in the level of assets under management resulting from price declines, interest rate volatility, reduction in leverage or other factors could negatively impact our revenue and net income.

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

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of variations in the level of total compensation expense, expenses incurred to support distribution of our investment products, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2008:

Purchases of Equity Securities by the Issue and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2008 through February 29, 2008	229,847	$35.29	229,847	3,526,190
March 1, 2008 through March 31, 2008	-	-	-	3,526,190
April 1, 2008 through April 30, 2008	11,826	$35.77	11,826	3,514,364
Total	241,673	$35.31	241,673	3,514,364

(1)

We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

None

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

EATON VANCE CORP.
(Registrant)

DATE: June 5, 2008	/s/Robert J. Whelan
(Signature)
Robert J. Whelan
Chief Financial Officer

DATE: June 5, 2008	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer