Form 10-Q
period 2008-07-31
EATON VANCE CORP
filed 2008-09-04
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

or

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

Shares outstanding as of July 31, 2008:

Voting Common Stock – 390,009 shares

Non-Voting Common Stock – 115,646,439 shares

Eaton Vance Corp.
Form 10-Q
For the Three Months and Nine Months Ended July 31, 2008
Index

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2008	October 31, 2007
Assets

Current Assets:
Cash and cash equivalents	$329,881	$434,957
Short-term investments	50,627	50,183
Investment advisory fees and other receivables	107,771	116,979
Other current assets	8,633	8,033
Total current assets	496,912	610,152

Other Assets:
Deferred sales commissions	80,264	99,670
Goodwill	122,229	103,003
Other intangible assets, net	40,591	35,988
Long-term investments	106,161	86,111
Deferred income taxes	40,369	—
Equipment and leasehold improvements, net	30,524	26,247
Other assets	5,045	5,660
Total other assets	425,183	356,679
Total assets	$922,095	$966,831

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2008	October 31, 2007
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$83,879	$106,167
Accounts payable and accrued expenses	54,476	66,955
Dividends payable	17,405	17,780
Taxes payable	—	21,107
Deferred income taxes	17,492	—
Other current liabilities	11,592	5,690
Total current liabilities	184,844	217,699

Long-Term Liabilities:
Long-term debt	500,000	500,000
Taxes payable	1,039	—
Deferred income taxes	—	11,740
Total long-term liabilities	501,039	511,740
Total liabilities	685,883	729,439
Minority interest	8,779	8,224

Commitments and contingencies (See Note 14)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 390,009 and 371,386 shares, respectively	2	1
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,646,439 and 117,798,378 shares, respectively	452	460
Notes receivable from stock option exercises	(4,509)	(2,342)
Accumulated other comprehensive (loss) income	(283)	3,193
Retained earnings	231,771	227,856
Total shareholders’ equity	227,433	229,168
Total liabilities and shareholders’ equity	$922,095	$966,831

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2008	2007	2008	2007
Revenue:
Investment advisory and administration fees	$211,311	$205,892	$623,735	$560,726
Distribution and underwriter fees	31,305	38,738	100,841	110,703
Service fees	40,348	40,880	119,208	114,120
Other revenue	(152)	1,422	2,250	4,743
Total revenue	282,812	286,932	846,034	790,292

Expenses:
Compensation of officers and employees	79,495	79,862	236,666	237,005
Distribution expense	30,661	44,788	92,021	221,325
Service fee expense	33,923	32,113	98,821	88,797
Amortization of deferred sales commissions	11,391	13,931	37,009	40,902
Fund expenses	6,521	5,490	18,947	14,164
Other expenses	28,736	21,890	75,173	60,952
Total expenses	190,727	198,074	558,637	663,145
Operating income	92,085	88,858	287,397	127,147

Other Income (Expense):
Interest income	2,376	2,667	9,501	7,002
Interest expense	(8,411)	(58)	(25,230)	(142)
Gains/(losses) on investments	(332)	1,106	(97)	2,779
Unrealized losses on investments	(259)	—	(696)	—
Foreign currency losses	(58)	(95)	(90)	(228)
Income before income taxes, minority interest and equity in net income of affiliates	85,401	92,478	270,785	136,558
Income taxes	(34,620)	(35,869)	(105,552)	(52,840)
Minority interest	(1,445)	(1,440)	(6,849)	(4,316)
Equity in net income of affiliates, net of tax	285	607	2,327	2,026
Net income	$49,621	$55,776	$160,711	$81,428

Earnings Per Share:
Basic	$0.43	$0.45	$1.39	$0.65
Diluted	$0.40	$0.41	$1.28	$0.60

Weighted Average Shares Outstanding:
Basic	115,926	124,818	115,848	125,649
Diluted	125,325	135,824	125,088	135,890

Dividends Declared Per Share	$0.15	$0.12	$0.45	$0.36

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2008	2007
Cash and cash equivalents, beginning of period	$434,957	$206,705

Cash Flows from Operating Activities:
Net income	160,711	81,428
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on investments	2,686	(3,805)
Amortization of long-term investments	1,348	1,022
Equity in net income of affiliates	(3,628)	(3,064)
Dividends received from affiliates	3,995	3,706
Minority interest	6,849	4,316
Interest on long-term debt and amortization of debt issuance costs	924	64
Deferred income taxes	(31,262)	(5,960)
Stock-based compensation	30,374	33,390
Depreciation and other amortization	9,808	7,624
Amortization of deferred sales commissions	37,009	40,884
Payment of capitalized sales commissions	(26,851)	(44,173)
Contingent deferred sales charges received	9,250	9,812
Proceeds from the sale of trading investments	17,696	49,411
Purchase of trading investments	(53,275)	(28,549)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	5,107	(17,907)
Other current assets	(930)	(910)
Other assets	(95)	(1,437)
Accrued compensation	(22,267)	(3,072)
Accounts payable and accrued expenses	(13,352)	18,307
Taxes payable — current	(27,285)	21,161
Other current liabilities	5,891	(190)
Taxes payable — long-term	1,039	—
Net cash provided by operating activities	113,742	162,058

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(6,958)	(7,211)
Purchase of minority members’ interests	(26,465)	(9,055)
Proceeds from the sale of available-for-sale investments	16,482	13,022
Purchase of available-for-sale investments	(11,820)	(21,544)
Net cash used for investing activities	(28,761)	(24,788)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2008	2007

Cash Flows From Financing Activities:
Distributions to minority shareholders	(6,143)	(4,709)
Excess tax benefit of stock option exercises	9,532	8,238
Proceeds from issuance of Common Stock	36	388
Proceeds from issuance of Non-Voting Common Stock	30,374	37,633
Repurchase of Common Stock	—	(146)
Repurchase of Non-Voting Common Stock	(173,087)	(204,542)
Principal repayments on notes receivable from stock option exercises	929	608
Dividends paid	(52,500)	(45,452)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	945	—
Redemption of mutual fund subsidiaries’ capital stock	(95)	—
Net cash used for financing activities	(190,009)	(207,982)
Effect of currency rate changes on cash and cash equivalents	(48)	88
Net decrease in cash and cash equivalents	(105,076)	(70,624)
Cash and cash equivalents, end of period	$329,881	$136,081

Supplemental Cash Flow Information:
Interest paid	$24,481	$78
Income taxes paid	$154,835	$30,492

Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$3,096	$1,291

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

(2) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence, but not control, over the investee (such as representation on the investee’s board of directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. The Company provides for minority interests in consolidated companies for which the Company’s ownership is less than 100 percent. All material intercompany accounts and transactions have been eliminated.

(3) Reclassifications and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain fees have been reclassified from distribution and underwriter fees to service fees. Certain fees earned on Class A shares have been reclassified from distribution expenses to distribution and underwriter fees. Taxes payable have been reclassified from other current liabilities to current taxes payable.

(4) Earnings Per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three and nine months ended July 31, 2008 and 2007:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
(in thousands, except per share data)	2008	2007	2008	2007
Weighted-average shares outstanding — basic	115,926	124,818	115,848	125,649
Incremental common shares from stock options and restricted stock awards	9,399	11,006	9,240	10,241
Weighted-average shares outstanding — diluted	125,325	135,824	125,088	135,890
Earnings per share:
Basic	$0.43	$0.45	$1.39	$0.65
Diluted	$0.40	$0.41	$1.28	$0.60

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock on earnings per diluted share. Incremental common shares related to out-of-the-money stock options are excluded from the computation of earnings per diluted share, and were approximately 3,336,400 and 100,700 for the nine months ended July 31, 2008 and 2007, respectively.

(5) Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2008:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	11.7	$62,285	$27,327	$34,958

Non-amortizing intangible assets:
Mutual fund management contract acquired		5,633	—	5,633
Total		$67,918	$27,327	$40,591

In the third quarter of fiscal 2008, the minority shareholders of Atlanta Capital Management Company, LLC (“Atlanta Capital”) exercised a put option whereby units representing a 5.1 percent ownership interest in Atlanta Capital were sold to the Company for $5.0 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. As a result of the transaction, the Company’s ownership interest in Atlanta Capital increased to 85.5 percent on June 30, 2008, and the Company recorded goodwill of $3.6 million and intangible assets of $1.3 million. The intangible assets, representing client relationships acquired, will be amortized over a weighted-average useful life of 6.2 years. The remainder of the purchase price was allocated to minority interest.

Also in the third quarter of fiscal 2008, the minority shareholders of Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) exercised a put option whereby units representing a 5 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $21.5 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. As a result of the transaction, the Company’s capital ownership interest in Parametric Portfolio Associates increased to 89.3 percent and its profits interest increased to 82.3 percent on May 1, 2008, and the Company recorded goodwill of $15.6 million and intangible assets of $5.4 million. The portion of the intangible assets representing client relationships acquired will be amortized over a weighted-average useful life of 12.5 years. The remainder of the purchase price was allocated to minority interest.

(6) Investments

The following is a summary of investments at July 31, 2008:

(in thousands)	July 31, 2008
Short-term investments:
Debt securities	$14,135
Equity securities	36,492
Total	$50,627
(in thousands)	July 31, 2008
Long-term investments:
Debt securities	$11,173
Equity securities	25,085
Sponsored funds	32,173
Collateralized debt obligation entities	17,614
Investments in affiliates	19,107
Other investments	1,009
Total	$106,161

(7) Long-Term Debt

The Company’s long-term debt balance at July 31, 2008 is comprised entirely of its 6.5% ten-year senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year.

As of July 31, 2008, the Company had no borrowings against its $200.0 million credit facility.

(8) Stock-Based Compensation Plans

The Company has four stock-based compensation plans, which are described below. The Company recognized total compensation cost related to those plans of $30.4 million and $33.4 million for the nine months ended July 31, 2008 and 2007, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $8.0 million and $8.6 million for the nine months ended July 31, 2008 and 2007, respectively.

Stock Option Plan

The Company has a Stock Option Plan (“the 2007 Plan”) administered by the Compensation Committee of the Board of Directors under which options to purchase shares of the Company’s Non-Voting Common Stock may be granted to all eligible employees and are automatically granted to independent directors of the Company. No stock options may be granted under the 2007 Plan with an exercise price that is less than the closing fair market value of the stock on the day the stock option is granted. The options granted under the 2007 Plan expire ten years from the date of grant; options to employees vest over a five-year period as stipulated in each grant. The 2007 Plan contains provisions that, in the event of a change of control of the Company as defined in the 2007 Plan, may accelerate the vesting of awards. A total of 4.0 million shares have been reserved for issuance under the 2007 Plan. Through July 31, 2008, options to purchase 3.4 million shares have been issued pursuant to the 2007 Plan.

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

The weighted average fair values per share of options granted during the nine months ended July 31, 2008 and 2007 using the Black-Scholes option pricing model were as follows:

	July 31,
	2008		2007
Weighted average grant date fair value of options granted	$14.79		$9.62

Assumptions:
Dividend yield	1.2% to 1.9%		1.1% to 1.5%
Volatility	25% to 29%		25% to 27%
Risk-free interest rate	3.6% to 4.4%		4.6% to 4.8%
Expected life of options	6.8 to 7.8 yea	rs	6.8 yea	rs

Stock option transactions under the 2007 Plan and predecessor plans are summarized as follows:

For the Nine Months Ended July 31, 2008
(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,579	$19.99
Granted	3,422	47.94
Exercised	(1,572)	14.82
Forfeited/expired	(208)	32.49
Options outstanding, end of period	29,221	$23.45	6.0	$437,275
Options exercisable, end of period	17,274	$17.48	4.7	$340,029
Vested or expected to vest	28,743	$23.30	6.0	$433,385

The Company received $20.2 million and $30.0 million related to the exercise of options for the nine months ended July 31, 2008 and 2007, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2008 and 2007 was $40.3 million and $39.4 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2008 was $24.1 million.

The Company recorded compensation expense of $27.5 million and $30.9 million for the nine months ended July 31, 2008 and 2007, respectively, relating to the 2007 Plan and successor plans. As of July 31, 2008, there was $82.0 million of deferred compensation expense related to stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Plan

The Company has a Restricted Stock Plan administered by the Compensation Committee of the Board of Directors under which restricted stock may be granted to key employees. Shares of the Company’s Non-Voting Common Stock granted under the plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse five years from date of grant. A total of 2.0 million shares have been reserved under the plan. Through July 31, 2008, 0.9 million shares have been issued pursuant to this plan.

In the nine months ended July 31, 2008 and 2007, 29,965 shares and 13,269 shares were issued pursuant to this plan at a weighted-average fair value of $48.39 and $45.22 per share, respectively. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.1 million and $0.8 million for the nine months ended July 31, 2008 and 2007, respectively, relating to shares issued pursuant to this plan. As of July 31, 2008, there was $2.6 million of deferred compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the Company’s restricted stock activity for the nine months ended July 31, 2008 is presented below:

For the Nine Months Ended July 31, 2008
(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	178	$21.93
Granted	30	48.39
Vested	(59)	19.56
Unvested, end of period	149	$28.21

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through July 31, 2008, 7.4 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $1.1 million and $1.0 million for the nine months ended July 31, 2008 and 2007, respectively, relating to the Employee Stock Purchase Plan. The Company received $3.8 million and $3.3 million related to shares issued under the Employee Stock Purchase Plan in the nine months ended July 31, 2008 and 2007, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through July 31, 2008, 3.3 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.7 million for both the nine months ended July 31, 2008 and 2007 relating to the Incentive Plan-Stock Alternative. The Company received $6.4 million and $5.6 million related to shares issued under the Incentive Plan-Stock Alternative in the nine months ended July 31, 2008 and 2007, respectively.

(9) Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2008, the Company purchased approximately 4.0 million shares of its Non-Voting Common Stock under the current share repurchase authorization. Approximately 3.2 million additional shares may be repurchased under the current authorization.

(10) Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $43.4 million at July 31, 2008, which exceeded its minimum net capital requirement of $1.9 million. EVD’s ratio of aggregate indebtedness to net capital at July 31, 2008 was 0.67-to-1.

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

On November 1, 2007, the Company carried a liability for unrecognized tax benefits of $18.5 million, including $3.0 million for interest and related charges, for uncertain state tax positions existing prior to the adoption of FIN 48. In the event that all of these liabilities were resolved favorably, the Company would reduce its income tax provision by approximately $18.5 million, thereby lowering its effective tax rate. In the nine month period ended July 31, 2008, there were no material changes to these liabilities.

The Company historically classified the liability for unrecognized tax benefits in current taxes payable. Upon adoption of FIN 48, unrecognized tax benefits of $0.9 million that are not expected to be paid in the next twelve months were reclassified to long-term taxes payable.

The Company’s policy is to include interest and penalties in its income tax provision. The Company and its subsidiaries file income tax returns in U.S. federal, state, local and foreign jurisdictions. The Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or non-U.S. tax authorities for fiscal years prior to fiscal 2005.

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

The Company believes that over the next 12 months its outstanding VDA filings and current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease between $15.6 million and $20.6 million in that period.

The provision for income taxes for the nine months ended July 31, 2008 and 2007 consists of the following:

	For the Nine Months Ended July 31,
(in thousands)	2008	2007
Current:
Federal	$118,479	$52,620
State	18,335	6,178
Deferred:
Federal	(27,331)	(5,414)
State	(3,931)	(544)
Total	$105,552	$52,840

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	July 31, 2008	October 31, 2007
Deferred tax assets:
Stock-based compensation	$39,169	$33,899
Deferred rent	2,079	676
Differences between book and tax bases of investments	—	619
Differences between book and tax bases of property	2,175	1,111
Unrealized losses on derivative instruments	1,440	1,558
Capital loss carry-forward	1,364	—
Closed-end fund expenses	88,427	—
Other	1,301	1,931
Gross deferred tax asset	135,955	39,794
Valuation allowance	—	—
Total deferred tax asset	$135,955	$39,794

(in thousands)	July 31, 2008	October 31, 2007
Deferred tax liabilities:
Deferred sales commissions	$(30,285)	$(37,573)
Closed-end fund expenses	(69,964)	—
Differences between book and tax bases of goodwill and intangibles	(10,730)	(8,858)
Unrealized net holding gains on investments	(1,627)	(3,600)
Differences between book and tax bases of investments	(472)	—
Total deferred tax liability	$(113,078)	$(50,031)
Net deferred tax asset/(liability)	$22,877	$(10,237)
Deferred tax assets and liabilities reflected on the Company’s Consolidated Balance Sheets (unaudited) at July 31, 2008 and October 31, 2007 are as follows:
(in thousands)	July 31, 2008	October 31, 2007
Net current deferred tax asset/(liability)	$(17,492)	$1,503
Net non-current deferred tax asset/(liability)	40,369	(11,740)
Net deferred tax asset/(liability)	$22,877	$(10,237)

The Company has recorded deferred income tax assets of $1.4 million as of July 31, 2008, relating to $3.6 million in capital loss carry-forwards. No valuation allowance has been recorded for this capital loss carry-forward, reflecting management’s belief that all of the carry-forward will be recoverable in future years.

The net current deferred tax liability of $17.5 million as of July 31, 2008 principally represents the current portion of the remaining $70.0 million deferred tax liability associated with the change in accounting method.

The net current deferred tax asset of $1.5 million as of October 31, 2007 is classified as a component of other current assets on the Company’s Consolidated Balance Sheet.

The exercise of stock options resulted in a reduction of taxes payable of approximately $9.5 million and $8.2 million for the nine months ended July 31, 2008 and 2007, respectively. Such benefit has been reflected in shareholders’ equity.

The Company’s quarterly effective tax rate is based upon an estimate of the anticipated annual effective tax rate. The Company’s effective tax rate (income taxes as a percentage of income before minority interest, equity in net income of affiliates and income taxes) was 39.0 percent and 38.7 percent for the nine months ended July 31, 2008 and 2007, respectively. The primary reconciling item between the Company’s overall effective tax rate and the statutory federal rate of 35 percent relates to state income taxes.

(12) Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the nine months ended July 31, 2008 and 2007 are as follows:

	For the Nine Months Ended July 31,
(in thousands)	2008	2007
Net income	$160,711	$81,428
Net unrealized (losses)/gains on available-for-sale securities, net of income tax benefit/(expense) of ($1,912) and $1,020, respectively	(3,583)	1,650
Foreign currency translation adjustments, net of income taxes of $62 and $37, respectively	(110)	58
Change in unamortized losses on derivative instruments, net of income tax of $118	217	—
Comprehensive income	$157,235	$83,136

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

The loss recorded in other comprehensive income will be reclassified to earnings as a component of interest expense over the term of the debt. During the nine months ended July 31, 2008, the Company reclassified $0.3 million of the loss on the Treasury lock transaction into interest expense. At July 31,

2008, the remaining unamortized loss on this transaction was $4.1 million. During the remaining three months of fiscal 2008, the Company expects to reclassify approximately $0.1 million of the loss on the Treasury lock transaction into interest expense.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $10.6 million of the total $15.0 million of committed capital at July 31, 2008. The Company anticipates investing the remaining $4.4 million by September 2010.

(15) Recent Accounting Developments

In June 2008, the FASB issued Financial Statement Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and will require a retrospective adjustment to all prior period earnings per share. FSP EITF 03-6-1 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the provisions of SFAS No. 162 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS No. 142-3 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within those fiscal years. Management does not anticipate that the provisions of FSP SFAS No. 142-3 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s disclosures in its consolidated financial statements.

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

(16) Subsequent Event

An Eaton Vance sponsored closed-end fund is currently offering on a private basis $100.0 million of Liquidity Protected Preferred Shares (“LPP shares”), which are a new type of variable-rate preferred equity security that are backed by the unconditional purchase obligation of a designated liquidity provider. In conjunction with the initial offering of LPP shares, the Company expects to enter into an agreement with the liquidity provider that grants the liquidity provider the right to put LPP shares that it holds to the Company under certain specified circumstances. In support of the put agreement, the Company expects to enter into an escrow agreement pursuant to which the Company would deposit $101.0 million invested in short-term U.S. government securities to provide an assured source of funds to meet the Company’s potential purchase obligations. The escrow agreement would lapse upon termination of the put agreement or the earlier agreement of the Company and the liquidity provider. The liquidity provider’s put right generally will terminate upon the earlier of (1) the termination of the LPP share liquidity agreement and (2) the expiration of the 364-day term of the liquidity agreement. Based on current indications, the Company believes the offering will likely be completed in September or October.

The Company believes that if it were required to purchase LPP shares from the liquidity provider it would likely only be required to hold such shares for a short period and would earn returns that exceed its cost of short-term funding. The Company does not believe that there should be an ongoing requirement to offer a put right to liquidity providers once an active market develops for LPP shares, and does not expect a put agreement to be an ongoing feature of future LPP share arrangements.

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

Our revenue is derived primarily from investment advisory, administration, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. Such fees are recognized over the period that we manage these assets. Our major expenses are employee compensation, distribution-related expenses and the amortization of deferred sales commissions.

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred sales commissions, goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Assets Under Management

Assets under management of $155.8 billion on July 31, 2008 were 2 percent higher than the $152.3 billion reported a year earlier. Long-term fund net inflows contributed $8.0 billion to the growth in assets under management over the last twelve months, including $7.7 billion of open-end and private fund net inflows and $0.3 billion of closed-end fund net inflows. Retail managed account net inflows contributed $5.3 billion to the growth in assets under management, while institutional and high-net-worth net inflows contributed an additional $3.3 billion. Net price declines of managed assets, reflecting equity and credit market weakness, reduced assets under management by $13.0 billion, while an increase in cash management assets contributed $0.1 billion.

  Ending Assets Under Management by Investment Objective(1)

	July 31,
(in billions)	2008	% of Total	2007	% of Total	% Change
Equity assets	$104.9	67%	$98.8	65%	6%
Fixed income assets	31.9	21%	31.5	21%	1%
Floating-rate bank loan assets	19.0	12%	22.0	14%	–14%
Total	$155.8	100%	$152.3	100%	2%
(1) Includes funds and separate accounts.

Equity assets increased to 67 percent of total assets under management on July 31, 2008 from 65 percent on July 31, 2007. Assets in equity funds managed for after-tax returns totaled $46.3 billion and $52.2 billion on July 31, 2008 and 2007, respectively. Fixed income assets, including cash management funds, represented 21 percent of total assets under management on both July 31, 2008 and 2007. Fixed income assets included $16.8 billion and $17.6 billion of tax-exempt municipal bond assets and $1.7 billion and $1.6 billion of cash management fund assets on July 31, 2008 and 2007, respectively. Floating-rate bank loan assets decreased to 12 percent of total assets under management on July 31, 2008 from 14 percent on July 31, 2007.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in billions)	2008	2007	% Change		2008	2007	% Change
Long-term funds:
Open-end funds (1)	$3.1	$2.0	55%		$7.3	$7.3	0%
Closed-end funds	—	1.3	N	M(3)	0.1	9.9	–99%
Private funds	(0.1)	(0.2)	50%		(0.3)	1.2	N	M
Total long-term fund net inflows	3.0	3.1	–3%		7.1	18.4	–61%
HNW and institutional accounts (1) (2)	1.2	(0.2)	N	M	2.8	(0.7)	N	M
Retail managed accounts	1.6	1.3	23%		4.5	3.0	50%
Total separate account net inflows	2.8	1.1	155%		7.3	2.3	217%
Total net inflows	$5.8	$4.2	38%		$14.4	$20.7	–30%
(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional accounts” category for all periods presented.
(2)	High-net-worth (“HNW”)
(3)	Not meaningful (“NM”)

Net inflows totaled $5.8 billion in the third quarter of fiscal 2008 compared to $4.2 billion, or $2.9 billion excluding closed-end fund flows, in the third quarter of fiscal 2007. Open-end fund net inflows of $3.1 billion and $2.0 billion in the third quarter of fiscal 2008 and 2007, respectively, reflect gross inflows of $6.5 billion and $5.8 billion and redemptions of $3.4 billion and $3.8 billion, respectively. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation entities, had net outflows of $0.1 billion in the third quarter of fiscal 2008, compared to $0.2 billion in the third quarter of fiscal 2007.

Separate accounts contributed net inflows of $2.8 billion in the third quarter of fiscal 2008, compared to $1.1 billion in the third quarter of fiscal 2007. Retail managed account net inflows increased to $1.6 billion in the third quarter of fiscal 2008 from $1.3 billion in the third quarter of fiscal 2007, reflecting strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and Eaton Vance Management’s (“EVM’s”) large cap value and municipal bond products. Institutional and high-net-worth separate accounts had net inflows of $1.2 billion in the third quarter of fiscal 2008 compared to net outflows of $0.2 billion in the third quarter of fiscal 2007, primarily reflecting strong institutional inflows at both Parametric Portfolio Associates and EVM.

Cash management fund assets, which are not included in long-term net flows because of their short-term characteristics, increased to $1.7 billion on July 31, 2008 from $1.6 billion on July 31, 2007.

The following table summarizes the asset flows by investment category for the three and nine month periods ended July 31, 2008 and 2007:

Asset Flows (1)

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in billions)	2008	2007	% Change		2008	2007	% Change
Equity fund assets — beginning	$70.5	$65.8	7%		$72.9	$50.7	44%
Sales/inflows	4.7	4.1	15%		13.8	18.3	–25%
Redemptions/outflows	(2.3)	(1.6)	44%		(6.7)	(4.6)	46%
Exchanges	—	—	—		(0.1)	—	N	M
Market value change	(5.7)	(1.0)	–470%		(12.7)	2.9	N	M
Equity fund assets — ending	67.2	67.3	0%		67.2	67.3	0%

Fixed income fund assets — beginning	24.2	24.5	–1%		24.6	21.5	14%
Sales/inflows	1.4	1.9	–26%		4.6	6.1	–25%
Redemptions/outflows	(1.1)	(1.1)	0%		(3.8)	(2.4)	58%
Exchanges	—	—	—		0.1	(0.1)	N	M
Market value change	(0.7)	(0.9)	–22%		(1.7)	(0.7)	143%
Fixed income fund assets — ending	23.8	24.4	–2%		23.8	24.4	–2%

Floating-rate bank loan fund assets — beginning	18.0	21.4	–16%		20.4	20.0	2%
Sales/inflows	0.9	2.0	–55%		3.1	5.6	–45%
Redemptions/outflows	(0.7)	(2.1)	–67%		(3.9)	(4.6)	–15%
Exchanges	—	(0.1)	N	M	(0.3)	(0.1)	200%
Market value change	(0.2)	(0.2)	0%		(1.3)	0.1	N	M
Floating-rate bank loan fund assets — ending	18.0	21.0	–14%		18.0	21.0	–14%

Total long-term fund assets — beginning	112.7	111.7	1%		117.9	92.2	28%
Sales/inflows	7.0	8.0	–13%		21.5	30.0	–28%
Redemptions/outflows	(4.1)	(4.8)	–15%		(14.4)	(11.6)	24%
Exchanges	—	(0.1)	N	M	(0.3)	(0.2)	50%
Market value change	(6.6)	(2.1)	–214%		(15.7)	2.3	N	M
Total long-term fund assets — ending	109.0	112.7	–3%		109.0	112.7	–3%

Separate accounts — beginning	44.4	36.5	22%		42.2	33.0	28%
Inflows — HNW and institutional	2.0	1.5	33%		6.3	3.5	80%
Outflows — HNW and institutional	(0.8)	(1.7)	–53%		(3.5)	(4.2)	–17%
Inflows — retail managed accounts	2.7	1.9	42%		7.3	4.6	59%
Outflows — retail managed accounts	(1.1)	(0.6)	83%		(2.8)	(1.7)	65%
Market value change	(2.1)	0.1	N	M	(4.4)	2.5	N	M
Assets acquired	—	0.3	N	M	—	0.3	N	M
Separate accounts — ending	45.1	38.0	19%		45.1	38.0	19%

Cash management fund assets — ending	1.7	1.6	6%		1.7	1.6	6%
Assets under management — ending	$155.8	$152.3	2%		$155.8	$152.3	2%
(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Long-term fund” category, have been reclassified to the “HNW and institutional” category for all periods presented.

Ending Assets Under Management by Asset Class

	July 31,
(in billions)	2008	% of Total	2007	% of Total	% Change
Open-end funds:
Class A	$36.6	23%	$33.6	22%	9%
Class B	3.9	3%	6.1	4%	–36%
Class C	9.0	6%	9.7	6%	–7%
Class I	4.3	3%	3.3	2%	30%
Other (1)(2)	1.6	1%	0.5	1%	220%
Total open-end funds	55.4	36%	53.2	35%	4%
Private funds (3)	26.2	17%	28.7	19%	–9%
Closed-end funds	29.1	18%	32.4	21%	–10%
Total fund assets	110.7	71%	114.3	75%	–3%
HNW and institutional account assets (2)	27.8	18%	24.8	16%	12%
Retail managed account assets	17.3	11%	13.2	9%	31%
Total separate account assets	45.1	29%	38.0	25%	19%
Total	$155.8	100%	$152.3	100%	2%
(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Other” category, have been reclassified to the “HNW and institutional” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets decreased to 71 percent of total assets under management at July 31, 2008, from 75 percent at July 31, 2007, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 29 percent of total assets under management from 25 percent over the same period. The increase in separate account assets in the last twelve months reflects strong net inflows in all three separate account categories. In the nine months ended July 31, 2008, high-net-worth, institutional and retail managed account net inflows totaled $1.1 billion, $1.7 billion and $4.5 billion, respectively. Net price declines reduced separate account assets under management by $4.4 billion over the same period.

Average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide information useful in the analysis of our asset-based revenues and expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administration, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class (1)

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in billions)	2008	2007	% Change	2008	2007	% Change
Open-end funds:
Class A	$37.1	$33.6	10%	$35.6	$31.0	15%
Class B	4.1	6.3	–35%	4.9	6.5	–25%
Class C	9.3	9.8	–5%	9.4	9.2	2%
Class I	4.2	3.2	31%	3.7	2.9	28%
Other (2)(3)	1.5	0.5	200%	1.1	0.3	267%
Total open-end funds	56.2	53.4	5%	54.7	49.9	10%
Private funds (4)	27.1	29.3	–8%	27.9	28.1	–1%
Closed-end funds	30.3	32.3	–6%	31.1	29.0	7%
Total fund assets	113.6	115.0	–1%	113.7	107.0	6%
HNW and institutional account assets (3)	28.0	24.8	13%	27.2	24.0	13%
Retail managed account assets	17.2	12.8	34%	15.8	11.4	39%
Total separate account assets	45.2	37.6	20%	43.0	35.4	21%
Total	$158.8	$152.6	4%	$156.7	$142.4	10%
(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Other” category, have been reclassified to the “HNW and institutional” category for all periods presented.
(4)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands, except per share data)	2008	2007	% Change	2008	2007	% Change
Net income	$49,621	$55,776	–11%	$160,711	$81,428	97%
Earnings per share:
Basic	$0.43	$0.45	–4%	$1.39	$0.65	114%
Diluted	$0.40	$0.41	–2%	$1.28	$0.60	113%
Operating margin	32.6%	31.0%		34.0%	16.1%

We reported net income of $49.6 million, or $0.40 per diluted share, in the third quarter of fiscal 2008 compared to $55.8 million, or $0.41 per diluted share, in the third quarter of fiscal 2007. The decrease in net income of $6.2 million, or $0.01 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $4.1 million, or 1 percent, due to decreases in distribution and underwriter fees, service fees and other revenue, partially offset by an increase in investment advisory and administration fees. The decreases in distribution and underwriter fees and service fees can be attributed to the decrease in average assets under management in share classes subject to those fees. The decrease in other revenue can be attributed to realized and unrealized losses recognized on seed investments in consolidated funds. The increase in investment advisory fees can be attributed to the increase in average assets under management.
•	A decrease in expenses of $7.3 million, or 4 percent, due to decreases in distribution expense and the amortization of deferred sales commissions, partially offset by increases in service fee expense, fund expenses and other expenses. The decrease in distribution expense can be primarily attributed to the payment of $12.6 million in one-time structuring fees related to a closed-end fund offered in the third quarter of fiscal 2007. Compensation expense was flat year over year, reflecting an increase in base salaries and employee benefits offset by decreases in adjusted operating income-based bonus accruals and incentives paid on sales of closed-end funds.
•	An increase in interest expense of $8.4 million due to our $500.0 million debt offering that funded on October 2, 2007.
•	An increase in realized and unrealized losses of $1.7 million associated with seed investments in separately managed accounts.
•	A decrease in income taxes of $1.2 million, reflecting the decrease in taxable income offset by an increase in our effective tax rate. Our effective tax rate increased to 40.5 percent in the third quarter of fiscal 2008 from 38.8 percent in the third quarter of fiscal 2007 due to an increase in our projected state tax rate.
•	A decrease in diluted weighted average shares outstanding of 10.5 million shares, reflecting share repurchases over the last twelve months funded primarily by our $500.0 million debt offering that funded on October 2, 2007.

We reported net income of $160.7 million, or $1.28 per diluted share, in the first nine months of fiscal 2008 compared to $81.4 million, or $0.60 per diluted share, in the first nine months of fiscal 2007. The increase in net income of $79.3 million, or $0.68 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $55.7 million, or 7 percent, due to increases in investment advisory and administration fees and service fees, partially offset by decreases in distribution and underwriter fees and other revenue. The increase in investment advisory fees and service fees can be attributed to the increase in average assets under management. The decreases in distribution and underwriter fees can be attributed to the decrease in average assets under management in share classes subject to those fees. The decrease in other revenue can be attributed to realized and unrealized losses recognized on seed investments in consolidated funds.
•	A decrease in expenses of $104.5 million, or 16 percent, due to decreases in distribution expense and the amortization of deferred sales commissions, partially offset by increases in service fee expense, fund expenses and other expenses. The decrease in distribution expense can be primarily attributed to the payment of $76.0 million in one-time structuring fees related to closed-end funds offered in the first nine months of fiscal 2007 and payments totaling $52.2 million to terminate compensation agreements in respect of certain of our previously offered closed-end funds. Compensation expense was flat year over year, reflecting an increase in base salaries, employee benefits and adjusted operating income-based bonus accruals offset by a decrease in incentives paid on sales of closed-end funds.
•	An increase in interest expense of $25.1 million due to our $500.0 million debt offering that funded on October 2, 2007.
•	An increase in realized and unrealized losses of $3.6 million associated with seed investments in separately managed accounts.

•	An increase in income taxes of $52.7 million, reflecting the increase in taxable income along with an increase in our effective tax rate. Our effective tax rate increased to 39.0 percent in the first nine months of fiscal 2008 from 38.7 percent in the first nine months of fiscal 2007 due to an increase in our projected state tax rate.
•	A decrease in diluted weighted average shares outstanding of 10.8 million shares, reflecting share repurchases over the last twelve months funded primarily by our $500.0 million debt offering that funded on October 2, 2007.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with GAAP, as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income plus closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since amounts resulting from one-time events (e.g., the offering of a closed-end fund) can have a material short-term impact on GAAP earnings. In addition, when assessing performance, management and the Board of Directors look at performance both with and without stock-based compensation.

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in thousands)	2008	2007	% Change		2008	2007	% Change
Operating income	$92,085	$88,858	4%		$287,397	$127,147	126%
Closed-end fund structuring fees	—	12,562	N	M	—	75,998	N	M
Payments to terminate closed-end fund compensation agreements	—	—	—		—	52,178	N	M
Stock-based compensation	9,707	10,914	–11%		30,374	33,390	–9%
Adjusted operating income	$101,792	$112,334	–9%		$317,771	$288,713	10%
Adjusted operating margin	36.0%	39.2%			37.6%	36.5%

Revenue

Our average effective fee rate (total revenue as a percentage of average assets under management) was 71 basis points and 72 basis points in the third quarter and first nine months of fiscal 2008, respectively compared to 75 basis points and 74 basis points in the third quarter and first nine months of fiscal 2007, respectively. The decrease in the effective fee rate for both the three and nine month periods ended July 31, 2008 can be attributed to the decrease in distribution and underwriter fees due to the decrease in average assets under management in share classes subject to those fees.

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in thousands)	2008	2007	% Change		2008	2007	% Change
Investment advisory and administration fees	$211,311	$205,892	3%		$623,735	$560,726	11%
Distribution and underwriter fees (1)	31,305	38,738	–19%		100,841	110,703	–9%
Service fees (1)	40,348	40,880	–1%		119,208	114,120	4%
Other revenue	(152)	1,422	N	M	2,250	4,743	–53%
Total revenue	$282,812	$286,932	–1%		$846,034	$790,292	7%
(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees increased to 75 percent of total revenue in the third quarter of fiscal 2008 from 72 percent in the third quarter of fiscal 2007.

The 3 percent increase in investment advisory and administration fees in the third quarter of fiscal 2008 over the same period a year earlier can be attributed primarily to an increase in separately managed account advisory fees of $5.9 million, or 20 percent, reflecting a 20 percent increase in average separately managed account assets under management, offset by a decline in fund investment advisory and administration fees of $0.5 million, or less than 1 percent, reflecting a 1 percent decline in average fund assets under management. Average separately managed account effective fee rates remained flat at 31 basis points for both periods, while average fund effective fee rates increased to 62 basis points in the third quarter of fiscal 2008 from 61 basis points in the third quarter of fiscal 2007.

The 11 percent increase in investment advisory and administration fees in the first nine months of fiscal 2008 over the same period a year earlier can be attributed to an increase in separately managed account advisory fees of $17.8 million, or 22 percent, reflecting a 22 percent increase in average separately managed account assets under management, and an increase in fund investment advisory and administration fees of $45.2 million, or 9 percent, reflecting a 6 percent increase in average fund assets under management. Average separately managed account effective fee rates remained flat at 31 basis points for both periods, while average fund effective fee rates increased to 61 basis points in the first nine months of fiscal 2008 from 60 basis points in the first nine months of fiscal 2007.

Distribution and underwriter fees
Distribution plan payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percentage of average assets under management in specific share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on certain categories of sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares sold with and without sales charges. Distribution and underwriter fees decreased to 11 percent of total revenue in the third quarter of fiscal 2008 from 14 percent of total revenue in the third quarter of fiscal 2007.

Distribution fee payments received decreased 18 percent, or $6.3 million, to $28.3 million in the third quarter of fiscal 2008 over the same period a year earlier, reflecting a decrease in average Class A assets of certain funds and Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 29 percent, or $0.2 million, to $0.5 million, reflecting a 25 percent decrease in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class B share distribution fees received decreased by 34 percent, or $4.2 million, to $8.2 million, reflecting a decrease in average Class B share assets under management of 35 percent year-over-year. Class C share distribution fees decreased by 7 percent, or $1.3 million, to $16.6 million, reflecting a decrease in average Class C share assets under management of 6 percent. Private fund distribution fees decreased by 17 percent, or $0.6 million, to $2.9 million, reflecting a decrease in average private fund assets under management of 16 percent. Underwriter fees and other distribution income decreased 29 percent, or $1.2 million, to $3.0 million in the third quarter of fiscal 2008, primarily reflecting decreases of $0.8 million in underwriter fees on Class A share sales and a $0.2 million reduction in contingent deferred sales charges received on certain Class A share redemptions.

Distribution fee payments received decreased 9 percent, or $9.2 million, to $90.4 million in the first nine months of fiscal 2008 over the same period a year earlier, reflecting a decrease in average Class B and certain private fund assets subject to distribution fees, partially offset by an increase in Class A and Class C share distribution fees received. Class B share distribution fees decreased by 24 percent, or $9.0 million, to $28.9 million, reflecting a decrease in average Class B share assets under management of 24 percent year-over-year. Private fund distribution fees decreased by 10 percent, or $1.0 million, to $9.3 million, reflecting a decrease in average private fund assets subject to distribution fees of 8 percent. Class A share distribution fees increased by 13 percent, or $0.2 million, to $1.8 million, reflecting a 12 percent increase in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class C share distribution fees increased by 1 percent, or $0.4 million, to $50.2 million, reflecting an increase in average assets subject to distribution fees of 2 percent. Underwriter fees and other distribution income decreased 5 percent, or $0.6 million, to $10.5 million in the first nine months of fiscal 2008, primarily reflecting a decrease of $1.8 million in underwriter fees received on Class A share sales, offset by an increase of $1.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
As used herein, the term “service fees” refers to the distribution and service fee payable pursuant to Class A distribution plans, as well as to service fees payable pursuant to other plans or agreements.

Service fee payments received by the Company are made under contractual agreements with our sponsored funds and are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees are paid to Eaton Vance Distributors, Inc. as principal underwriter for service and/or the maintenance of shareholder accounts and, in most cases, the sale and distribution of Class A shares. Service fees represented 14 percent of total revenue for both third quarters ended July 31, 2008 and 2007.

Service fee revenue decreased by 1 percent in the third quarter of fiscal 2008 over the same period a year ago, primarily reflecting a 1 percent decrease in average assets under management in funds subject to those fees. Service fee revenue increased by 4 percent in the first nine months fiscal 2008 over the same period a year ago, primarily reflecting a 5 percent increase in average assets under management subject to those fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, and investment income earned by consolidated funds and certain limited partnerships, decreased by $1.6 million in the third quarter of fiscal 2008 compared to the same period a year earlier. The decrease in other revenue in the third quarter of fiscal 2008 can be attributed primarily to realized and unrealized losses on securities classified as trading held in the portfolios of consolidated funds and certain limited partnerships. Other revenue for the third quarter of fiscal 2008 includes $1.2 million of investment losses related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.4 million of investment income for the same period a year ago.

Other revenue decreased by 53 percent, or $2.5 million, in the first nine months of fiscal 2008 over the same period a year earlier, primarily due to an increase in realized and unrealized losses on securities classified as trading. Other revenue for the first nine months of fiscal 2008 includes investment losses of $1.0 million related to consolidated funds and certain limited partnerships for the periods during which they were consolidated, compared to $1.2 million of investment income for the same period a year ago.

Expenses

Operating expenses decreased by 4 percent and 16 percent in the third quarter and first nine months of fiscal 2008, respectively, over the same periods a year earlier, primarily reflecting a decrease in distribution expense associated with the offering of closed-end funds in the first nine months of fiscal 2007, offset by an increase in other operating expenses.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2008	2007	% Change	2008	2007	% Change
Compensation of officers and employees:
Cash compensation	$69,788	$68,948	1%	$206,292	$203,615	1%
Stock-based compensation	9,707	10,914	–11%	30,374	33,390	–9%
Total compensation of officers and employees	79,495	79,862	0%	236,666	237,005	0%
Distribution expense (1)	30,661	44,788	–32%	92,021	221,325	–58%
Service fee expense (1)	33,923	32,113	6%	98,821	88,797	11%
Amortization of deferred sales commissions	11,391	13,931	–18%	37,009	40,902	–10%
Fund expenses	6,521	5,490	19%	18,947	14,164	34%
Other expenses	28,736	21,890	31%	75,173	60,952	23%
Total expenses	$190,727	$198,074	–4%	$558,637	$663,145	–16%
(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See footnote 3 in Item 1 for further discussion of this change.

Compensation of officers and employees
Compensation expense in the third quarter of fiscal 2008 remained flat as increases in employee headcount, base salaries and other compensation were offset by lower sales-based incentives, adjusted operating income based incentives and stock-based compensation. Base compensation, payroll taxes and employee benefits increased by $5.1 million, or 18 percent, reflecting a 13 percent increase in average headcount and year-end salary adjustments. Other compensation expense increased by $1.3 million, reflecting severance accruals recognized in the third quarter of fiscal 2008. Sales incentives decreased by $2.2 million, or 14 percent, primarily reflecting the $2.2 million in closed-end fund sales incentives paid out in the third quarter of fiscal 2007. Adjusted operating income based incentives decreased by $3.3 million, or 14 percent, reflecting the decrease in adjusted operating income year over year. Stock-based compensation expense decreased by $1.2 million, or 11 percent, reflecting higher stock-based compensation expense recognized in the third quarter of fiscal 2007 relating to retirement eligible employees.

Compensation expense in the first nine months of fiscal 2008 remained flat as increases in employee headcount, base salaries, adjusted operating income based incentives and other compensation were offset by lower sales-based incentives and stock-based compensation. Base compensation, payroll taxes and employee benefits increased by $13.6 million, or 16 percent, reflecting an 11 percent increase in average headcount and year-end salary adjustments. Adjusted operating income based incentives increased by $4.3 million, or 7 percent, reflecting the increase in adjusted operating income year over year. Other compensation expense increased by $2.1 million, reflecting severance accruals recognized in the first nine months of fiscal 2008. Sales incentives decreased by $17.3 million, or 32 percent, primarily reflecting the $14.8 million in closed-end fund sales incentives paid out in the first nine months of fiscal 2007. Stock-based compensation expense decreased by $3.0 million, or 9 percent, reflecting higher stock-based compensation expense recognized in the third quarter of fiscal 2007 relating to retirement eligible employees and a decrease in option grants to retirement eligible employees in the first quarter of fiscal 2008.

Our retirement policy provides that an employee is eligible for retirement at age 65, or for early retirement when the employee reaches age 55 and has a combined age plus years of service of at least 75 years or with our consent. Stock-based compensation expense recognized on options granted to employees approaching retirement eligibility is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date. Stock-based compensation expense for options granted to employees who will not become retirement eligible during the vesting period of the options (five years) is recognized on a straight-line basis.

The accelerated recognition of compensation cost for options granted to employees who are retirement-eligible or are nearing retirement eligibility under our retirement policy is applicable for all grants made on or after our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (November 1, 2005). The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted (the first quarter of each fiscal year) reduces the associated stock-based compensation expense that would otherwise be recognized in subsequent quarters.

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

Distribution expense decreased by 32 percent, or $14.1 million, in the third quarter of fiscal 2008 versus the same period a year earlier, primarily reflecting the payment of $12.6 million in one-time structuring fees associated with the offering of a closed-end fund in the third quarter of fiscal 2007. Class C distribution fees increased by $0.7 million to $12.3 million in the third quarter of fiscal 2008, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements decreased by $0.8 million to $5.6 million, reflecting a decrease in average closed-end fund assets under management. Class A commissions decreased by $1.9 million to $2.5 million, reflecting a decrease in Class A sales subject to commissions and a change in the Class A commission structure. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by $0.3 million to $7.4 million in the third quarter of fiscal 2008, reflecting the increase in sales and assets under management that are subject to these arrangements. Other marketing expenses increased $0.1 million to $2.9 million in the third quarter of fiscal 2008.

Distribution expense decreased by 58 percent, or $129.3 million, in the first nine months of fiscal 2008 versus the same period a year earlier, primarily reflecting the payment of $76.0 million in one-time structuring fees associated with the offering of closed-end funds in the first nine months of fiscal 2007 as well as $52.2 million in payments in the prior period made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which we were obligated to make recurring payments over time based on the assets of the respective closed-end funds. Class C distribution fees increased by $3.5 million to $36.8 million in the first nine months of fiscal 2008, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements increased by $0.1 million to $17.2 million, reflecting an increase in average closed-end fund assets under management offset by the termination of certain compensation agreements as referenced above. Class A commissions decreased by $5.9 million to $8.5 million, reflecting a decrease in Class A sales subject to commissions and a change in the Class A commission structure. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by $2.5 million to $21.7 million in the first nine months of fiscal 2008, reflecting the increase in sales and assets under management that are subject to these arrangements. Other marketing expenses decreased $0.7 million to $7.7 million in the first nine months of fiscal 2008.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C) as well as certain private funds. Service fee expense increased by 6 percent and 11 percent in the third quarter and first nine months of fiscal 2008 over the same periods a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization of deferred sales commissions decreased by 18 percent and 10 percent in the third quarter and first nine months of fiscal 2008 compared to the same periods a year earlier, primarily reflecting the ongoing decline in Class B share sales and assets. As amortization expense is a function of the Company’s fund asset mix, a continuing shift away from Class B shares to other classes over time will likely result in a reduction in amortization expense over time.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased by 19 percent and 34 percent in the third quarter and first nine months of fiscal 2008, respectively, over the same periods a year earlier, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which external investment advisors act as subadvisors. The increase in other fund-related expenses can be attributed to an increase in expenses for certain institutional funds for which we are paid an all-in management fee and are obligated to pay the funds’ operating expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 31 percent, or $6.8 million, in the third quarter of fiscal 2008 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $2.8 million, information technology expense of $2.3 million, and consulting expenses of $0.6 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount, accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009, and additional rent expense incurred as we begin the build out of our new office space. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting expenses can be primarily attributed to an increase in legal expense.

Other expenses increased by 23 percent, or $14.2 million, in the first nine months of fiscal 2008 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $5.2 million, information technology expense of $6.1 million, consulting expenses of $0.8 million, communications expense of $0.5 million and other corporate expenses of $2.0 million, offset by a decrease in travel expense of $0.3 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount, accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009, and additional rent expense incurred as we begin the build out of our new office space. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting expenses can be primarily attributed to an increase in legal expense. The increase in communications expense can be attributed to increases in telephone and cable costs, while the increase in other corporate expenses can be primarily attributed to increases in charitable giving, the amortization of intangible assets and professional development costs. The decrease in travel expense can be attributed to travel costs incurred in the first nine months of fiscal 2007 in support of three closed-end fund initial public offerings.

Other Income and Expense

	For the Three Months Ended July 31,				For the Nine Months Ended July 31,
(in thousands)	2008	2007	% Change		2008	2007	% Change
Interest income	$2,376	$2,667	–11%		$9,501	$7,002	36%
Interest expense	(8,411)	(58)	N	M	(25,230)	(142)	N	M
Gains/(losses) on investments	(332)	1,106	N	M	(97)	2,779	N	M
Unrealized gains/(losses) on investments	(259)	—	N	M	(696)	—	N	M
Foreign currency losses	(58)	(95)	–39%		(90)	(228)	–61%
Total other income (expense)	$(6,684)	$3,620	N	M	$(16,612)	$9,411	N	M

Interest income decreased by $0.3 million, or 11 percent, in the third quarter of fiscal 2008 over the same period a year earlier, primarily reflecting the lower effective interest rate earned on cash and short-term investments offset by higher average cash and short-term investment balances. Interest income increased by $2.5 million, or 36 percent, in the first nine months of fiscal 2008 over the same period a year earlier, primarily reflecting additional interest income earned on proceeds from our $500.0 million senior notes offering that funded on October 2, 2007.

Interest expense increased by $8.4 million and $25.1 million in the third quarter and first nine months of fiscal 2008, respectively, over the same periods a year earlier, primarily due to interest accrued on our senior notes that funded on October 2, 2007.

In the third quarter and first nine months of fiscal 2008 we incurred net realized losses on investments totaling $0.3 million and $0.1 million, respectively, compared to net realized gains of $1.1 million and $2.8 million in the third quarter and first nine months of fiscal 2007, respectively. Net realized losses in the first nine months of fiscal 2008 represent primarily losses incurred on investments in separately managed accounts seeded for new product development purposes. Net realized gains in first nine months of fiscal 2007 include $1.1 million of gains realized upon the disposition of certain investments in sponsored funds and $1.2 million of gains realized on the liquidation of an investment in a collateralized debt obligation (“CDO”) entity.

Unrealized losses on investments of $0.3 million and $0.7 million in the third quarter and first nine months of fiscal 2008, respectively, relate to investments in separately managed accounts seeded for new product development purposes.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, minority interest and equity in net income of affiliates) was 40.5 percent and 39.0 percent in the third quarter and first nine months of fiscal 2008, respectively, compared to 38.8 percent and 38.7 percent in the third quarter and first nine months of fiscal 2007, respectively. The increase in our effective tax rate in the third quarter of fiscal 2008 can be attributed to an increase in our estimated effective state tax rate.

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

Minority Interest

Minority interest in the third quarter of fiscal 2008 remained flat in comparison with the same period a year ago. Minority interest increased by $2.5 million in the first nine months of fiscal 2008 over the same period a year earlier, primarily due to a $2.8 million adjustment recorded in the second quarter of fiscal 2008 to reverse stock-based compensation previously allocated to minority shareholders of our majority-owned subsidiaries. We have determined that the allocation of stock-based compensation expense to minority shareholders reduces our liability to minority shareholders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment recognized in the second quarter of fiscal 2008 represents the reversal of accumulated stock-based compensation expense allocated to minority shareholders from the date of acquisition. Stock-based compensation expense allocated to minority shareholders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at July 31, 2008 reflects our 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, decreased by $0.3 million, or 53 percent, in the third quarter of fiscal 2008 and increased by $0.3 million, or 15 percent, in the first nine months of fiscal 2008 over the same periods a year earlier. The decrease in the third quarter of fiscal 2008 can be primarily attributed to the Company’s sale of certain investments in sponsored mutual funds that were accounted for under the equity method in prior periods. The increase in the first nine months of fiscal 2008 can be attributed to an increase in net income of both Lloyd George Management and the private equity partnership.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2008 and October 31, 2007 and for the nine month periods ended July 31, 2008 and 2007:

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2008	October 31, 2007	% Change
Balance sheet data:
Assets:
Cash and cash equivalents	$329,881	$434,957	–24%
Short-term investments	50,627	50,183	1%
Long-term investments	106,161	86,111	23%
Deferred sales commissions	80,264	99,670	–19%
Deferred income taxes — long-term	40,369	—	N	M

Liabilities:
Taxes payable — current	—	21,107	N	M
Taxes payable — long term	1,039	—	N	M
Deferred income taxes — current	17,492	—	N	M
Deferred income taxes — long-term	—	11,740	N	M
Long-term debt	500,000	500,000	0%

	For the Nine Months Ended July 31,
(in thousands)	2008	2007	% Change
Cash flow data:
Operating cash flows	$113,742	$162,058	–30%
Investing cash flows	(28,761)	(24,788)	16%
Financing cash flows	(190,009)	(207,982)	–9%

Liquidity and Capital Resources

Our financial condition is highly liquid, with a significant percentage of our assets, 36 percent and 45 percent at July 31, 2008 and October 31, 2007, respectively, represented by cash and cash equivalents. The decrease in cash and cash equivalents in the first nine months of fiscal 2008 reflects the Company’s repurchase of approximately 4.0 million shares of its Non-Voting Common Stock for a total of $173.1 million. Repurchases of Non-Voting Common Stock over the last twelve months reduced diluted shares outstanding to 125.3 million and 125.1 million for the third quarter and first nine months of fiscal 2008, respectively, compared to 135.8 and 135.9 million for the third quarter and first nine months of fiscal 2007, respectively. Short-term investments include short-term debt and equity securities held in the portfolio of a consolidated cash management fund. Long-term investments consist principally of investments in certain of our sponsored mutual funds, seed investments in separately managed accounts, investments in affiliates and investments in CDO entities.

Deferred sales commissions, which represent commissions paid to broker/dealers in connection with the distribution of the Company’s Class B and Class C fund shares, as well as certain private funds, decreased by 19 percent in the first nine months of fiscal 2008, primarily reflecting the ongoing decline in Class B share sales and assets. Deferred sales commissions are recovered over time from distribution plan payments and contingent deferred sales charges received. The Company periodically reviews the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjusts the deferred sales commission assets accordingly.

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit as a result of a change in tax accounting method for certain closed-end fund expenses. The Company filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of new closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, the Company recorded a deferred tax benefit of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $17.5 million as of July 31, 2008, principally represents the current portion of the remaining $70.0 million deferred tax liability associated with the change in accounting method.

Current and long-term taxes payable decreased by $20.1 million in the first nine months of fiscal 2008, primarily reflecting a current tax provision for the period totaling $136.8 million and the recognition of a $5.0 million liability related to uncertain state tax positions in connection with the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB

Statement No. 109” (“FIN 48”) on November 1, 2007, offset by $154.8 million of income taxes paid during the period.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5% ten-year senior notes due 2017. We also maintain a revolving credit facility with several banks, which expires on August 13, 2012. The facility, which was extended in August 2007, provides that we may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On July 31, 2008, we had no outstanding borrowings under our revolving credit facility.

An Eaton Vance sponsored closed-end fund is currently offering on a private basis $100.0 million of Liquidity Protected Preferred Shares (“LPP shares”), which are a new type of variable-rate preferred equity security that are backed by the unconditional purchase obligation of a designated liquidity provider. In conjunction with the initial offering of LPP shares, the Company expects to enter into an agreement with the liquidity provider that grants the liquidity provider the right to put LPP shares that it holds to the Company under certain specified circumstances. In support of the put agreement, the Company expects to enter into an escrow agreement pursuant to which the Company would deposit $101.0 million invested in short-term U.S. government securities to provide an assured source of funds to meet the Company’s potential purchase obligations. The escrow agreement would lapse upon termination of the put agreement or the earlier agreement of the Company and the liquidity provider. The liquidity provider’s put right generally will terminate upon the earlier of (1) the termination of the LPP share liquidity agreement and (2) the expiration of the 364-day term of the liquidity agreement. Based on current indications, the Company believes the offering will likely be completed in September or October.

The Company believes that if it were required to purchase LPP shares from the liquidity provider it would likely only be required to hold such shares for a short period and would earn returns that exceed its cost of short-term funding. The Company does not believe that there should be an ongoing requirement to offer a put right to liquidity providers once an active market develops for LPP shares, and does not expect a put agreement to be an ongoing feature of future LPP share arrangements.

Contractual Obligations

The following table details our future contractual obligations:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	$266.7	$11.1	$35.1	$35.5	$185.0
Senior notes	500.0	—	—	—	500.0
Interest payments on senior notes	312.5	32.5	97.5	65.0	117.5
Investment in private equity partnership	4.4	—	4.4	—	—
Unrecognized tax benefits	20.9	19.9	1.0	—	—
Total	$1,104.5	$63.5	$138.0	$100.5	$802.5

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of July 31, 2008, we had invested $10.6 million of the total $15.0 million of committed capital.

In September 2006, we signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston. The lease will commence in May 2009. Build out of the space commenced in May 2008.

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

In April 2008, the minority investors in Parametric Portfolio Associates exercised a put option, requiring us to purchase an additional interest in Parametric Portfolio Associates for $21.5 million. The transaction settled on May 1, 2008 and increased the Company’s capital ownership interest from 84.3 percent to 89.3 percent and its profits interest from 81.2 percent to 82.3 percent. The additional purchase price was allocated between intangible assets, goodwill and minority interest.

In May 2008, the minority investors in Atlanta Capital exercised a put option, requiring the Company to purchase an additional interest in Atlanta Capital for $5.0 million. The transaction settled on June 30, 2008 and increased the Company’s ownership interest from 80.4 percent to 85.5 percent. The additional purchase price was allocated between intangible assets, goodwill and minority interest.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect changes in assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $113.7 million in the first nine months of fiscal 2008 compared to $162.1 million in the first nine months of fiscal 2007. The decrease in operating cash flows in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 of $48.4 million can be primarily attributed to an increase in the purchase of trading securities, a decrease in the proceeds received from the sale of trading securities and an increase in taxes paid associated with the increase in taxable income for the period.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests from minority investors in our majority owned subsidiaries, and the purchase and sale of investments in our sponsored mutual funds and other sponsored investment products that we do not consolidate. Cash used for investing activities totaled $28.8 million in the first nine months of fiscal 2008 compared to $24.8 million in the first nine months of fiscal 2007.

In the first nine months of fiscal 2008, additions to equipment and leasehold improvements totaled $7.0 million, compared to $7.2 million in the first nine months of fiscal 2007. Fiscal 2008 and 2007 additions reflect leasehold improvements made in conjunction with additional office space leased to accommodate an increase in headcount. The purchase of minority members’ interests of $26.5 million and $9.1 million in the first nine months of fiscal 2008 and 2007, respectively, represents the purchase of additional ownership interests in Atlanta Capital and Parametric Portfolio Associates as more fully described in “Contractual Obligations” above. In the first nine months of fiscal 2008, the purchase and sale of available-for-sale investments resulted in a net source of cash totaling $4.7 million. In the first nine months of fiscal 2007, the net purchases and sales of available-for-sale investments reduced investing cash flows by $8.5 million.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $190.0 million and $208.0 million in the first nine months of fiscal 2008 and 2007, respectively.

In the first nine months of fiscal 2008, we repurchased a total of 4.0 million shares of our Non-Voting Common Stock for $173.1 million under our authorized repurchase program and issued 1.8 million shares of Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $30.4 million. We have authorization to purchase an additional 3.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be a significant use of cash. Our dividends per share were $0.45 in the first nine months of fiscal 2008 and $0.36 in the first nine months of fiscal 2007. Cash paid for dividends totaled $52.5 million and $45.5 million in the first nine months of fiscal 2008 and 2007, respectively. We currently expect to declare and pay dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Investments in CDO Entities

We act as collateral or investment manager for a number of CDO entities pursuant to management agreements between us and each CDO entity. At July 31, 2008, combined assets under management in these CDO entities upon which we earn a management fee were approximately $3.2 billion. We had combined investments of $17.6 million in five of these entities on July 31, 2008.

We account for our investments in CDO entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each CDO investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers of the collateral securities, the forecasted default rate of the collateral securities and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools. In periods of rising credit default rates and lower debt recovery rates, the fair value, and therefore carrying value, of our investments in these CDO entities may be adversely affected. Our risk of loss in the CDO entities is limited to the $17.6 million carrying value of the investments on our Consolidated Balance Sheet at July 31, 2008.

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

Accounting Developments

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period earnings per share. FSP EITF 03-6-1 is effective for the Company’s fiscal year that begins on November 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not anticipate that the provisions of SFAS No. 162 will have an impact on our consolidated results of operations or our consolidated financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS No. 142-3 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within those fiscal years. We do not anticipate that the provisions of FSP SFAS No. 142-3 will have an impact on our consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company’s fiscal quarter that begins on February 1, 2009. We are currently evaluating the potential impact, if any, on the Company’s disclosures in our consolidated financial statements.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2008. Disclosure controls and procedures as defined under the Securities Exchange Act Rule 13a-15(e), are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

In the ordinary course of business, the Company may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. However, there have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2008:

Purchases of Equity Securities by the Issue and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2008 through May 31, 2008	2,791	$39.50	2,791	3,511,573
June 1, 2008 through June 30, 2008	15,862	$40.09	15,862	3,495,711
July 1, 2008 through July 31, 2008	316,827	$35.57	316,827	3,178,884
Total	335,480	$35.82	335,480	3,178,884
(1)	We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

EATON VANCE CORP. (Registrant)

DATE: September 4, 2008	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: September 4, 2008	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer