Form 10-K
period 2008-10-31
EATON VANCE CORP
filed 2008-12-19
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2008

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)
255 State Street, Boston, Massachusetts 02109 (Address of principal executive offices) (Zip Code)
(617) 482-8260 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Non-Voting Common Stock ($0.00390625 par value per share) (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

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

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $36.60 on April 30, 2008 on the New York Stock Exchange was $4,138,335,058. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2008
Non-Voting Common Stock, $0.00390625 par value	115,421,762
Common Stock, $0.00390625 par value	390,009

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2008
Index

PART I

Item 1. Business

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed a broadly diversified product line and a powerful marketing, distribution and customer service capability. Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2008, we had $123.1 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of more than 120 sales professionals covering U.S. and international markets. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services in the advice channel.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. Through our wholly owned affiliates and consolidated subsidiaries we manage investments for a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at our affiliates develop relationships in this market and deal directly with these clients.

We conduct our investment management business through four wholly owned affiliates, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”) and Eaton Vance Trust Company (“EVTC”), and four other consolidated subsidiaries, Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”). EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Advisers (Ireland) Limited (“EVAI”), a wholly owned company registered under the Irish Financial Services Regulatory Authority, provides management services to the Eaton Vance Emerald Funds. We are headquartered in Boston, Massachusetts, and our subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; and London, England. Our sales representatives operate throughout the United States, and in Europe and Latin America. Eaton Vance Corp. was incorporated in Maryland in 1990.

Company History and Development

We have been in the investment management business for over eighty years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for institutional and high-net-worth investors.

In an effort to build our institutional and retail managed account businesses, in fiscal 2001 we acquired an initial 70 percent of Atlanta Capital and 80 percent of Fox Asset Management, investment management firms focusing, respectively, on growth and value equity investment styles. In fiscal 2003, we acquired an initial 80 percent interest in Parametric Portfolio Associates, a leader in structured equity portfolio management. Parametric Portfolio Associates offers three principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; overlay portfolio management for retail managed accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management; and quantitative active equity portfolio management, with a primary focus on emerging markets. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries and institutional investors.

In fiscal 2004, 2005 and 2006 we completed a series of acquisitions aimed at expanding our management of investment portfolios for high-net-worth individuals through EVIC. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston, Massachusetts. In conjunction with the transaction, we hired six investment counselors with extensive experience in providing customized investment management services. We acquired the management contracts of Weston Asset Management in fiscal 2005 and the management contracts of Voyageur Asset Management (MA) Inc. in fiscal 2006.

In fiscal 2007, Parametric Portfolio Associates merged Parametric Risk Advisors, a newly formed Parametric Portfolio Associates’ affiliate, with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut. The merger extended Parametric Portfolio Associates’ offerings for the wealth management market to include investment programs utilizing equity and equity index options and other derivatives. Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates.

In November 2008, we announced the signing of a definitive agreement to acquire the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The TABS business being acquired managed approximately $6.5 billion in client assets as of October 31, 2008, consisting of approximately $5.0 billion in institutional and high-net-worth family office accounts and approximately $1.5 billion in retail managed accounts. Following the closing, the TABS business will be organized as the Tax-Advantaged Bond Strategies division of EVM, and will maintain its current leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by EVD to retail investors through financial intermediaries. We anticipate that the transaction will close on or before December 31, 2008.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity and fixed and floating-rate income asset classes. The following tables show assets under management by product and investment category for the dates indicated:

	Ending Assets Under Management by Product at October 31,
(in millions)	2008	2007	2006
Fund assets:
Open-end funds (1)	$43,871	$55,862	$47,027
Closed-end funds	22,191	33,591	22,468
Private funds	21,193	30,058	26,364
Total fund assets	87,255	119,511	95,859
Separate account assets:
High-net-worth and institutional account assets (1)	21,293	27,372	23,508
Retail managed account assets	14,539	14,788	9,540
Total separate account assets	35,832	42,160	33,048
Total	$123,087	$161,671	$128,907

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “High-net-worth and institutional account assets” category for all periods presented.

	Ending Assets Under Management by Investment Category at October 31,
(in millions)	2008	2007	2006
Equity assets	$81,029	$108,416	$76,797
Fixed income assets	27,414	31,838	30,787
Floating-rate income assets	14,644	21,417	21,323
Total	$123,087	$161,671	$128,907

Open-end funds represented 36 percent of our total assets under management on October 31, 2008, while closed-end and private funds represented 18 percent and 17 percent, respectively. High-net-worth and institutional separate account assets and retail managed account assets represented 17 percent and 12 percent of total assets under management, respectively, on October 31, 2008. As shown in the table above, our asset base is broadly diversified, with 66 percent of total assets under management in equity assets, 22 percent in fixed income assets and 12 percent in floating-rate income assets on October 31, 2008. This diversification provides us with the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

Open-end Funds
As of October 31, 2008, we offered 106 open-end funds, including 11 tax-managed equity funds, 35 non-tax-managed equity funds, 40 state and national municipals funds, 15 taxable fixed income and cash management funds, and five floating-rate bank loan funds.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $6.5 billion in open-end tax-managed equity fund assets under management on October 31, 2008. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, mid-cap core, small-cap value, small-cap, international, emerging markets, equity asset allocation and dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds, and sector-specific funds. Assets under management in non-tax-managed equity funds totaled $16.1 billion on October 31, 2008.

We offer one of the broadest municipal income fund families in the industry, with six national and 34 state-specific funds in 28 different states. As of October 31, 2008, we managed $10.7 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management fund offerings utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, global currency and income investments, high grade bonds, high yield bonds and cash instruments. Assets under management in open-end taxable income funds totaled $5.7 billion on October 31, 2008.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $4.9 billion on October 31, 2008.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets disclosed above, totaled $296.6 million at October 31, 2008.

Closed-end Funds
Our family of closed-end funds includes 21 municipal bond funds, 11 equity income funds, three bank loan funds and three diversified income funds. As of October 31, 2008, we managed $22.2 billion in closed-end fund assets and ranked as the third largest manager of closed-end funds according to Strategic Insight, a fund industry data provider.

We entered the closed-end fund market in October 1998 with the launch of Eaton Vance Senior Income Trust, a floating-rate bank loan fund. We followed this with a series of municipal bond fund offerings in fiscal 1999, 2002 and 2003. In fiscal 2003 we introduced Eaton Vance Limited Duration Income Fund, a multi-sector low duration income fund, and Eaton Vance Tax-Advantaged Dividend Income Fund, an equity income fund designed to take advantage of the lower tax rates on qualified dividends enacted in May 2003. In fiscal 2004, we offered five new closed-end funds: Eaton Vance Senior Floating-Rate Trust and Eaton Vance Floating-Rate Income Trust (investing in floating-rate bank loans); Eaton Vance Tax-Advantaged Global Dividend Income Fund and Eaton Vance Tax-Advantaged Global Dividend Opportunities Fund (investing globally for tax-advantaged dividend income); and Eaton Vance Enhanced Equity Income Fund (combining equity investing with a systematic program of writing call options on stocks held).

Fiscal 2005 brought an additional five closed-end fund offerings: Eaton Vance Short Duration Diversified Income Fund (a low duration multi-sector income fund); Eaton Vance Enhanced Equity Income Fund II (an equity income fund writing call options on stocks held); and Eaton Vance Tax-Managed Buy-Write Income Fund, Eaton Vance Tax-Managed Buy-Write Opportunities Fund and Eaton Vance Tax-Managed Global Buy-Write Opportunities Fund (tax-managed equity income funds utilizing written index call options). In fiscal 2006, we offered Eaton Vance Credit Opportunities Fund, which employs an opportunistic approach to investing in a wide spectrum of credit instruments. In fiscal 2007, we offered three equity income closed-end funds that utilize options strategies: Eaton Vance Tax-Managed Diversified Equity Income Fund, Eaton Vance Tax-Managed Global Diversified Equity Income Fund and Eaton Vance Risk-Managed Diversified Equity Income Fund. Eaton Vance Tax-Managed Global Diversified Equity Income Fund, which raised $5.8 billion in its February 2007 initial public offering, ranks as the largest closed-end fund initial public offering in history.

In the second quarter of fiscal 2008, consistent with broad market experience, our 29 closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have been working with other market participants to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. When the auction rate securities liquidity crisis broke, our closed-end funds had approximately $5.0 billion of outstanding APS. As of fiscal year-end, we had redeemed approximately $3.8 billion of APS. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings and through creation of tender option bonds by certain municipal funds.

In the third quarter of fiscal 2008, we announced that the SEC had granted no-action relief to our closed-end funds permitting them to issue a new type of floating-rate preferred stock called Liquidity Protected Preferred shares (“LPP shares”). Like APS, LPP shares are designed to be used by closed-end funds as a source of financial leverage. LPP shares differ from APS in that they are supported by the unconditional purchase obligation of a designated liquidity provider and are designed for purchase by money market funds. We are hopeful that, as market conditions improve, LPP shares can provide a cost-effective alternative form of leverage that, together with other solutions, our funds can use to redeem the balance of their outstanding APS.

Private Funds
The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and floating-rate bank loan funds offered to institutional investors. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $15.4 billion in assets under management as of October 31, 2008. Assets under management in private bank loan funds, which include cash instrument and synthetic collateralized debt obligation (“CDO”) entities and leveraged and unleveraged institutional senior loan funds, totaled $5.7 billion as of October 31, 2008, including $2.6 billion of assets in CDOs and other leveraged vehicles.

Institutional Separate Accounts
We serve a broad range of clients in the institutional marketplace, including foundations, endowments and retirement plans for individuals, corporations and municipalities. Our diversity of investment capabilities allows us to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Product offerings on the equity side fill out style boxes from value to growth and from small-cap to large-cap and include emerging markets, while income offerings include investment grade and high-yield fixed income and floating-rate bank loans.

In fiscal 2005, we expanded our institutional product offerings to include a liability-driven investing strategy, providing customized investment management portfolios to institutional clients seeking to hedge and outperform their future liabilities. During fiscal 2005, we also chartered a non-depository trust company, EVTC, and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. The trust company also enables us to expand our presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel. In addition to its management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

In fiscal 2005, we committed to building a full-function institutional marketing and service organization at EVM. In support of this effort, EVM hired a head of institutional sales and has created dedicated consultant relations, marketing, sales and client service teams. Specialized institutional sales teams at EVM, Atlanta Capital and Fox Asset Management develop relationships in this market and deal directly with institutional clients. Institutional separate account assets under management totaled $11.3 billion at October 31, 2008.

High-net-worth Separate Accounts
We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, private investment counselors assist our clients in establishing long-term financial programs and implementing strategies for achieving them. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals. In fiscal 2005, we acquired the management contracts of Weston Asset Management and in fiscal 2006 we acquired the management contracts of Voyageur Asset Management (MA) Inc.

Parametric Portfolio Associates is a leading manager of tax-efficient core equity portfolios for family offices and high-net-worth individuals. In fiscal 2007, Parametric Portfolio Associates formed Parametric Risk Advisors to extend Parametric Portfolio Associates’ offerings for the wealth management market to include investment programs utilizing equity and equity index options and other derivatives.

High-net-worth separate account assets totaled $10.0 billion at October 31, 2008.

Retail Managed Accounts
We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and certain strategic partners, and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 50 retail managed account broker/dealer programs and continue to expand our product offerings in these programs across key platforms. In October 2007, we combined the functions of our former retail separately managed accounts and alternative investments marketing units into a newly formed Wealth Management Solutions Group. In conjunction with our field sales representatives, this group provides marketing and service to support our sophisticated wealth management offerings. Retail managed account assets totaled $14.5 billion at October 31, 2008.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers for all but six of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which we own a 20 percent equity position, is the investment adviser for four of our emerging market equity funds, Eaton Vance Asian Small Companies Fund, Eaton Vance Greater China Growth Fund, Eaton Vance Emerging Markets Fund and Eaton Vance Greater India Fund. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund and Eaton Vance VT Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance Global Growth Fund, Eaton Vance International Equity Fund and Eaton Vance Tax-Managed International Equity Fund. Rampart Investment Management Company, Inc., a Boston-based independent investment manager, acts as options program sub-adviser for our eight equity income closed-end funds that employ options strategies. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors also act as sub-advisers to EVM and BMR for 11 funds.

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

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from 10 to 100 basis points annually of assets under management and are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administration fees earned for the past three years ended October 31, 2008:

	Investment Advisory and Administration Fees Year Ended October 31,
(in thousands)	2008	2007	2006
Investment advisory fees — Funds (1)	$645,554	$615,711	$459,749
Separate accounts (1)	133,592	114,365	99,081
Administration fees — funds	36,560	43,536	35,802
Total	$815,706	$773,612	$594,632

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Funds” category, have been reclassified to the “Separate accounts” category for all periods presented.

Investment Management Agreements and Distribution Plans

The Eaton Vance funds have entered into agreements with EVM or BMR for investment advisory and/or administrative services. The agreements are of three types: investment advisory agreements, administrative services agreements and management agreements, which may provide for both advisory and administrative services. Although the specifics of these agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM or BMR provides overall investment management services to each internally advised fund, subject, in the case of Registered Funds, to the supervision of the fund’s board of trustees in accordance with the fund’s investment objectives and policies. Our investment advisory agreements with the funds provide for fees ranging from 10 to 100 basis points of average assets annually. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including those advised by LGM and OrbiMed. As administrator, EVM is responsible for managing the business affairs of the funds, subject to the oversight of each fund’s board of trustees. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 50 basis points of average daily net assets. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

In addition, certain funds have adopted distribution plans as permitted by the 1940 Act, which provide for payment of ongoing distribution fees (so-called “12b-1 fees”) for the sale and distribution of shares, and service fees for personal and/or shareholder account services. Distribution fees reimburse us for sales commissions paid to retail distribution firms and for distribution services provided. Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees.

The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

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

EVTC is the trustee for each collective investment trust that is maintained by it and is responsible for designing and implementing the trust’s investment program, including day-to-day management of the trust’s investment portfolio. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 125 basis points of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker/dealers, banks, insurance companies and financial planning firms. EVM is also the manager of the Eaton Vance Emerald Funds, a family of funds for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and are sold by EVMI through certain dealer firms to investors who are citizens of member nations of the European Union and other countries outside the United States. We earn distribution, administration and advisory fees directly or indirectly from the Emerald Funds.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. For the 2008, 2007 and 2006 fiscal years, the five dealer firms responsible for the largest volume of open-end fund sales accounted for approximately 37 percent, 37 percent and 35 percent, respectively, of our open-end fund sales volume. EVD currently maintains a sales force of more than 120 external and internal wholesalers. External and internal wholesalers work closely with investment advisers in the retail distribution network to assist in marketing Eaton Vance funds.

EVD currently sells Eaton Vance mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually, and in the case of certain funds, also may receive and pay to authorized firms a distribution fee not to exceed 50 basis points annually of average daily net assets. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

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

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD similar to those for Class B shares, at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays the distribution and service fee to the dealer after one year.

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

Reference is made to Note 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of our total revenue.

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

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2008 or prior years.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2008. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2008 or prior years.

EVAI has the permission of the Irish Financial Services Regulatory Authority to conduct its business of providing management services to the Eaton Vance Emerald Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2008 or prior years.

Our officers, directors and employees may from time to time own securities that are held by one or more of the funds and separate accounts we manage. Our internal policies with respect to individual investments by investment professionals and other employees with access to investment information require prior clearance of most types of transactions and reporting of all securities transactions, and restrict certain transactions to avoid the possibility of conflicts of interest. All employees are required to comply with all prospectus restrictions and limitations on purchases, sales or exchanges of our mutual fund shares and to pre-clear purchases and sales of shares of our closed-end funds.

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were nearly 700 investment managers at the end of calendar 2007 that competed in the U.S. market. We compete with these firms, many of whom have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2007 there were more than 8,700 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of assets under management, revenue and financial condition.

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

Employees

On October 31, 2008, we and our controlled subsidiaries had 1,061 full-time and part-time employees. On October 31, 2007, the comparable number was 953.

Available Information

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 12(a) and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. Reports may be viewed and obtained on our website, http://www.eatonvance.com, or by calling Investor Relations at 617-482-8260.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business and there are few barriers to entry. Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us. We compete with other providers of investment products on the basis of the products offered, the investment performance of such products, quality of service, fees charged, the level and type of financial intermediary compensation, the manner in which such products are marketed and distributed, reputation and the services provided to investors. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing affiliated and externally managed investment products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. For example, leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2008 to maintain minimum debt coverage ratios amidst declining markets.

The recession we are experiencing could further adversely impact our revenue if it leads to a decreased demand for investment products and services, a higher redemption rate or a further decline in securities prices. Any further decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors would negatively impact our revenue and net income.

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance, along with achieving and maintaining superior distribution and client service, is critical to our success. While strong investment performance could stimulate sales of our investment products, poor investment performance on an absolute basis or as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in the investment products we manage is not indicative of future performance.

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals, including our executive officers. Our key employees do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and directors are subject to our mandatory retirement policy. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of variations in the level of compensation, expenses incurred to support distribution of our investment products, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill.

Our reputation could be damaged. We have spent over 80 years building a reputation of high integrity, prudent investment management and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory and self-regulatory organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. In addition, financial reporting requirements are comprehensive and complex. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, prospects, revenue and earnings.

We could be impacted by changes in tax policy due to our tax-managed focus. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we emphasize managing funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates could have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on a portion of our tax-advantaged equity income business. Changes in tax policy could also affect our privately offered equity funds.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts. The leased offices of our subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; and London, England. In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease will commence in May 2009. For more information see Note 8 of our Notes to Consolidated Financial Statements contained in Item 8 of this document.

Item 3. Legal Proceedings

Eaton Vance is party to various lawsuits that are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On October 30, 2008, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

(1)	2008 Omnibus Incentive Plan.

(The remainder of this page is intentionally left blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2008 by 18 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2008 was 1,704. The high and low common stock prices and dividends per share were as follows for the periods indicated:

	Fiscal 2008			Fiscal 2007
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$49.61	$30.82	$0.150	$35.05	$29.55	$0.120
April 30	$37.86	$26.94	$0.150	$38.66	$32.92	$0.120
July 31	$44.40	$30.96	$0.150	$47.69	$37.55	$0.120
October 31	$44.00	$14.85	$0.155	$50.03	$35.16	$0.150

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis.

The following table sets forth certain information concerning our equity compensation plans at October 31, 2008:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	(a)(1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,877,895	$23.49	9,635,769
Equity compensation plans not approved by security holders	—	—	—
Total	28,877,895	$23.49	9,635,769

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 28,877,895 shares related to our 2007 Stock Option Plan and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,638,400 shares related to our 1986 Employee Stock Purchase Plan, 1,497,369 shares related to our 1992 Incentive Stock Alternative Plan and 6,500,000 shares related to our 2008 Omnibus Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Performance Graph

The graph below compares the cumulative total return on our Non-Voting Common Stock for the period from November 1, 2003 through October 31, 2008 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2003 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

350
300
250
200
150
100
50
0
Oct-03
Oct-04
Oct-05
Oct-06
Oct-07
Oct-08
EV Corp
S&P 500
Morningstar Financial
Services Sector

(The remainder of this page is intentionally left blank)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2008 through August 31, 2008	74,000	$33.88	74,000	3,104,884
September 1, 2008 through September 30, 2008	22,831	$36.23	22,831	3,082,053
October 1, 2008 through October 31, 2008	369,056	$24.17	369,056	2,712,997
Total	465,887	$26.31	465,887	2,712,997

(1)	We announced a share repurchase program on October 24, 2007, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

Financial Highlights (1)

	For the Years Ended October 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Revenue	$1,095,800	$1,084,100	$862,194	$753,175	$661,813
Net income(2)	195,663	142,811	159,377	138,706	121,962

Balance Sheet Data:
Total assets	$968,355	$966,831	$668,195	$702,544	$743,566
Long-term debt(3)	500,000	500,000	—	75,467	74,347
Shareholders’ equity	240,127	229,168	496,485	476,296	464,328

Per Share Data:
Earning per share before cumulative effect of change in accounting principle:
Basic earnings	$1.69	$1.15	$1.25	$1.05	$0.90
Diluted earnings	1.57	1.06	1.18	0.99	0.87
Earnings per share:
Basic earnings	1.69	1.15	1.25	1.05	0.90
Diluted earnings	1.57	1.06	1.17	0.99	0.87
Cash dividends declared	0.605	0.510	0.420	0.340	0.280

(1)	In fiscal 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” using the modified version of retrospective application and adjusted its financial statements for all periods presented on a basis consistent with the pro forma disclosures previously made under SFAS No. 123. Please see Note 1 in Item 8 for further discussion of this change.
(2)	Net income includes structuring fee expenses of $76.0 million, $1.6 million and $9.3 million in fiscal 2007, 2006 and 2005, respectively, associated with closed-end fund offerings in each of those years. In addition, in fiscal 2007 the Company made payments totaling $52.2 million to terminate compensation agreements in respect of certain previously offered closed-end funds.
(3)	In fiscal 2007, the Company offered $500.0 million of 6.5 percent ten-year senior notes. In fiscal 2006, EVM retired its outstanding zero-coupon exchangeable notes.

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

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed a broadly diversified product line and a powerful marketing, distribution and customer service capability. Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2008, we had $123.1 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of more than 120 sales professionals covering U.S. and international markets. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. Through our wholly owned affiliates and consolidated subsidiaries we manage investments for a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans. Specialized sales teams at our affiliates develop relationships in this market and deal directly with these clients.

Our revenue is derived primarily from investment advisory, administration, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. Such fees are recognized over the period that we manage these assets. Our major expenses are employee compensation, distribution-related expenses, amortization of deferred sales commissions, facilities expense and information technology expense.

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

Market Developments

The twelve months coinciding with our fiscal 2008 was a period of dramatic upheaval for global markets, as virtually every class of financial assets experienced significant price declines and high volatility, particularly following the failure of Lehman Brothers Holdings in mid September. Over the twelve month period, the Dow Jones Industrial Average declined 33 percent and the S&P 500 Index declined 37 percent. In fixed income markets, a flight to quality lowered yields on U.S. Treasuries and pushed up credit spreads in virtually all sectors, with major dislocation in mortgage-backed securities, corporate credit and municipal finance. Numerous federal interventions were required to ensure the stability of the banking system and the continued availability of commercial and consumer credit.

Global markets continue to experience unprecedented volatility as we move into fiscal 2009, amid signs that the current recession may be deep and prolonged. We anticipate a challenging business climate ahead. Because our assets under management at fiscal year end were substantially below our average managed asset levels for fiscal 2008, we will likely experience a significant decline in revenue in fiscal 2009 relative to fiscal 2008 unless market conditions improve. Although we have taken steps to manage our costs in response to current market conditions, we expect our profit margins and net income also to be adversely affected. In this period of turmoil, we maintain our financial flexibility and remain committed to the further development of our business franchise.

Assets Under Management

Assets under management of $123.1 billion on October 31, 2008 were 24 percent lower than the $161.7 billion reported a year earlier, despite record open-end fund and retail managed account gross and net inflows. Long-term fund net inflows of $6.7 billion over the last twelve months included $8.4 billion of open-end net inflows, $1.1 billion of private fund net outflows and $0.6 billion of closed-end fund net outflows. Retail managed account net inflows were $5.6 billion and institutional and high-net-worth separate account net inflows were $2.4 billion. Net price declines in managed assets reduced assets under management by $52.5 billion. A decrease in cash management assets reduced assets under management by an additional $0.5 billion.

Ending Assets Under Management by Investment Category(1)

	October 31,						2008	2007
(in millions)	2008	% of Total	2007	% of Total	2006	% of Total	vs. 2007	vs. 2006
Equity	$81,029	66%	$108,416	67%	$76,797	60%	–25%	41%
Fixed income	27,414	22%	31,838	20%	30,787	24%	–14%	3%
Floating-rate bank loan	14,644	12%	21,417	13%	21,323	16%	–32%	0%
Total	$123,087	100%	$161,671	100%	$128,907	100%	–24%	25%

(1) Includes funds and separate accounts.

Equity assets under management included $34.9 billion, $55.1 billion and $39.1 billion of equity funds managed for after-tax returns on October 31, 2008, 2007 and 2006, respectively. Fixed income assets included $14.2 billion, $17.7 billion and $14.8 billion of tax-exempt municipal bond assets and $1.1 billion, $1.6 billion and $3.7 billion of cash management fund assets on October 31, 2008, 2007 and 2006, respectively.

Long-Term Fund and Separate Account Net Flows

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in millions)	2008	2007	2006	2007	2006
Long-term funds:
Open-end funds (1)	$8,426	$7,773	$5,779	8%	35%
Closed-end funds	(613)	10,030	323	NM (3)	NM
Private funds	(1,141)	1,531	2,249	NM	–32%
Total long-term fund net inflows	6,672	19,334	8,351	–65%	132%
HNW and institutional accounts (1)(2)	2,450	(168)	(2,294)	NM	–93%
Retail managed accounts	5,581	3,746	1,370	49%	173%
Total separate account net inflows (outflows)	8,031	3,578	(924)	124%	NM
Total net inflows	$14,703	$22,912	$7,427	–36%	208%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional accounts” category for all periods presented.
(2)	High-net-worth (“HNW”)
(3)	Not meaningful (“NM”)

Net inflows totaled $14.7 billion in fiscal 2008 compared to $22.9 billion in fiscal 2007 and $7.4 billion in fiscal 2006, reflecting record open-end fund and retail managed account net inflows offset by a decrease in closed-end fund net flows. Open-end fund net inflows of $8.4 billion, $7.8 billion and $5.8 billion for fiscal 2008, 2007 and 2006, respectively, reflect gross inflows of $25.9 billion, $20.7 billion and $14.9 billion, respectively, net of redemptions of $17.5 billion, $12.9 billion and $9.1 billion, respectively. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation (“CDO”) entities, had net outflows of $1.1 billion in fiscal 2008 compared to net inflows of $1.5 billion and $2.2 billion in fiscal 2007 and 2006, respectively. Approximately $0.5 billion of the total $1.1 billion in private fund net outflows in fiscal 2008 can be attributed to a reduction in portfolio leverage. Closed-end funds had net outflows of $0.6 billion in fiscal 2008 compared to net inflows of $10.0 billion and $0.3 billion in fiscal 2007 and fiscal 2006, respectively. Closed-end fund net outflows in fiscal 2008 reflect $0.8 billion in reduced portfolio leverage offset by $0.2 billion of reinvested dividends. Reductions in portfolio leverage in private and closed-end funds reflect paydowns necessary to maintain minimum debt coverage ratios in sharply declining markets.

Separate accounts contributed net inflows of $8.0 billion in fiscal 2008, compared to net inflows of $3.6 billion in fiscal 2007 and net outflows of $0.9 billion in fiscal 2006. Retail managed account net inflows increased to a record $5.6 billion in fiscal 2008 from $3.7 billion and $1.4 billion in fiscal 2007 and 2006, respectively, reflecting strong net sales of Parametric Portfolio Associates’ overlay and tax-efficient core equity products and Eaton Vance Management’s (“EVM’s”) large cap value and municipal bond products. Institutional and high-net-worth separate accounts had net inflows of $2.4 billion in fiscal 2008 compared to net outflows of $0.2 billion and $2.3 billion in fiscal 2007 and 2006, respectively. The increase in institutional and high-net-worth net inflows in fiscal 2008 reflects strong institutional inflows at both Parametric Portfolio Associates and EVM.

Cash management fund assets, which are not included in long-term fund net flows because of their short-term characteristics, decreased to $1.1 billion on October 31, 2008 from $1.6 billion on October 31, 2007 and $3.7 billion on October 31, 2006.

(The remainder of this page is intentionally left blank)

The following table summarizes the asset flows by investment category for fiscal years ended October 31, 2008, 2007 and 2006:

Asset Flows(1)

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in millions)	2008	2007	2006	2007	2006
Equity fund assets — beginning	$72,928	$50,683	$45,146	44%	12%
Sales/inflows	18,528	21,278	7,758	–13%	174%
Redemptions/outflows	(10,818)	(6,343)	(5,075)	71%	25%
Exchanges	(196)	3	2	NM	50%
Market value change	(28,486)	7,307	2,852	NM	156%
Equity fund assets — ending	51,956	72,928	50,683	–29%	44%
Fixed income fund assets — beginning	24,617	21,466	18,213	15%	18%
Sales/inflows	5,888	7,512	5,072	–22%	48%
Redemptions/outflows	(5,316)	(3,512)	(2,194)	51%	60%
Exchanges	184	(41)	22	NM	NM
Market value change	(4,991)	(808)	353	518%	NM
Fixed income fund assets — ending	20,382	24,617	21,466	–17%	15%
Floating-rate bank loan fund assets — beginning	20,381	19,982	16,816	2%	19%
Sales/inflows	3,691	6,630	6,968	–44%	–5%
Redemptions/outflows	(5,301)	(6,231)	(4,178)	–15%	49%
Exchanges	(347)	(136)	(77)	155%	77%
Market value change	(4,618)	136	453	NM	–70%
Floating-rate bank loan fund assets — ending	13,806	20,381	19,982	–32%	2%
Total long-term fund assets — beginning	117,926	92,131	80,175	28%	15%
Sales/inflows	28,107	35,420	19,798	–21%	79%
Redemptions/outflows	(21,435)	(16,086)	(11,447)	33%	41%
Exchanges	(359)	(174)	(53)	106%	228%
Market value change	(38,095)	6,635	3,658	NM	81%
Total long-term fund assets — ending	86,144	117,926	92,131	–27%	28%
Separate accounts — beginning	42,160	33,048	27,650	28%	20%
Inflows — HNW and institutional	7,813	4,836	2,499	62%	94%
Outflows — HNW and institutional	(5,363)	(5,004)	(4,793)	7%	4%
Inflows — retail managed accounts	9,754	6,160	3,555	58%	73%
Outflows — retail managed accounts	(4,173)	(2,414)	(2,185)	73%	10%
Market value change	(14,359)	5,264	5,873	NM	–10%
Assets acquired	—	270	449	–100%	–40%
Separate accounts — ending	35,832	42,160	33,048	–15%	28%
Cash management fund assets — ending	1,111	1,585	3,728	–30%	–57%
Assets under management — ending	$123,087	$161,671	$128,907	–24%	25%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Long-term fund” category, have been reclassified to the “HNW and institutional” category for all periods presented.

Ending Assets Under Management by Asset Class

	October 31,						2008	2007
(in millions)	2008	% of Total	2007	% of Total	2006	% of Total	vs. 2007	vs. 2006
Open-end funds:
Class A	$28,659	23%	$35,360	22%	$27,026	21%	–19%	31%
Class B	2,831	2%	6,035	4%	6,831	5%	–53%	–12%
Class C	6,939	6%	10,098	6%	8,387	7%	–31%	20%
Class I	4,148	4%	3,654	2%	4,549	4%	14%	–20%
Other (1)(2)	1,294	1%	715	0%	234	0%	81%	206%
Total open-end funds	43,871	36%	55,862	34%	47,027	37%	–21%	19%
Private funds (3)	21,193	17%	30,058	19%	26,364	20%	–29%	14%
Closed-end funds	22,191	18%	33,591	21%	22,468	17%	–34%	50%
Total fund assets	87,255	71%	119,511	74%	95,859	74%	–27%	25%
HNW and institutional account assets(2)	21,293	17%	27,372	17%	23,508	18%	–22%	16%
Retail managed account assets	14,539	12%	14,788	9%	9,540	8%	–2%	55%
Total separate account assets	35,832	29%	42,160	26%	33,048	26%	–15%	28%
Total	$123,087	100%	$161,671	100%	$128,907	100%	–24%	25%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 71 percent of total assets under management at October 31, 2008, down from 74 percent at both October 31, 2007 and 2006, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 29 percent of total assets under management at October 31, 2008, from 26 percent at both October 31, 2007 and 2006. The decrease in fund assets under management in fiscal 2008 reflects organic growth of 6 percent offset by net price declines of $38.1 billion. The decrease in separate account assets under management in fiscal 2008 reflects organic growth of 19 percent offset by net price declines of $14.4 billion.

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

Average Assets Under Management by Asset Class (1)

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in millions)	2008	2007	2006	2007	2006
Open-end funds:
Class A	$34,969	$31,770	$22,661	10%	40%
Class B	4,554	6,384	7,267	–29%	–12%
Class C	9,097	9,381	7,791	–3%	20%
Class I	3,882	3,030	2,381	28%	27%
Other (2)(3)	1,168	418	152	179%	175%
Total open-end funds	53,670	50,983	40,252	5%	27%
Private funds (4)	27,024	28,465	23,652	–5%	20%
Closed-end funds	29,898	29,920	21,788	0%	37%
Total fund assets	110,592	109,368	85,692	1%	28%
HNW and institutional account assets (3)	26,603	24,597	23,483	8%	5%
Retail managed account assets	15,964	12,008	8,190	33%	47%
Total separate account assets	42,567	36,605	31,673	16%	16%
Total	$153,159	$145,973	$117,365	5%	24%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Other” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(4)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in thousands except per share data)	2008	2007	2006	2007	2006
Net income	$195,663	$142,811	$159,377	37%	–10%
Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.69	$1.15	$1.25	47%	–8%
Diluted	$1.57	$1.06	$1.18	48%	–10%
Earnings per share:
Basic	$1.69	$1.15	$1.25	47%	–8%
Diluted	$1.57	$1.06	$1.17	48%	–9%
Operating margin	33%	21%	31%	NM	NM

We reported net income of $195.7 million, or $1.57 per diluted share, in fiscal 2008 compared to $142.8 million, or $1.06 per diluted share, in fiscal 2007. The increase in net income of $52.9 million, or $0.51 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $11.7 million, or 1 percent, primarily due to increases in investment advisory, administration and service fees attributed to the 5 percent increase in average assets under management. These increases were partially offset by decreases in distribution and underwriter fees due to a decrease in average assets under management subject to these fees and a decrease in other revenue due to net realized and unrealized losses recognized on investments in consolidated funds. Net realized and unrealized losses on investments held in the portfolios of consolidated funds totaled $9.6 million in fiscal 2008, compared to net realized and unrealized gains of $2.5 million in fiscal 2007.
•	A decrease in expenses of $119.1 million, or 14 percent, due to decreases in distribution expense and the amortization of deferred sales commissions. These decreases were partially offset by increases in service fee expense, fund expenses and other expenses. The $132.8 million decrease in distribution expense can be primarily attributed to the payment of one-time structuring fees related to closed-end funds offered in fiscal 2007 and payments made to terminate dealer compensation agreements related to certain previously offered closed-end funds, which together totaled $128.2 million.
•	An increase in interest expense of $30.7 million due to our $500.0 million senior note offering on October 2, 2007.
•	An increase in realized and unrealized losses of $3.1 million associated with seed investments in separately managed accounts.
•	Impairment losses on investments of $13.2 million associated with investments in CDO entities.
•	An increase in income taxes of $32.0 million, reflecting the current year increase in taxable income.
•	A decrease in diluted weighted average shares outstanding of 10.8 million shares, or 8 percent, reflecting share repurchases over the last twelve months funded primarily by our $500.0 million senior note offering on October 2, 2007.

We reported net income of $142.8 million, or $1.06 per diluted share, in fiscal 2007 compared to $159.4 million, or $1.17 per diluted share in fiscal 2006. The decrease in net income of $16.6 million, or $0.11 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $221.9 million, or 26 percent, due to increases in investment advisory and administration fees, distribution and underwriter fees, service fees and other revenue reflecting the 24 percent increase in average assets under management.
•	An increase in expenses of $253.9 million, or 43 percent, reflecting increases across all expense categories. The increase in compensation expense of $72.3 million can be attributed to the increase in gross sales and an 11 percent increase in average headcount. The increase in distribution expense of approximately $139.3 million can be primarily attributed to the payment of $76.0 million in one-time structuring fees related to closed-end funds offered in fiscal 2007 and the payment of $52.2 million to Merrill, Lynch, Pierce, Fenner and Smith and A.G. Edwards & Sons, Inc. to terminate compensation agreements in respect of certain previously offered closed-end funds.
•	A decrease in interest expense of $10.0 million due to the redemption of our zero-coupon exchangeable senior notes in August 2006 offset by interest accrued on our $500.0 million senior note offering in the fourth quarter of 2007.
•	An increase in realized and unrealized losses of $5.6 million due to a $6.7 million loss on the termination of an interest rate lock in October 2007, offset by gains recognized on the disposition of certain investments in sponsored funds and on the liquidation of an investment in a CDO entity.
•	A decrease in income taxes of $9.0 million, reflecting the decrease in taxable income.
•	A decrease in diluted weighted average shares outstanding of 1.8 million shares, or 1 percent, reflecting share repurchases in fiscal 2007.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”), as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income excluding the results of consolidated funds, and adding back closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill associated with our acquisitions. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since operating results of consolidated funds and amounts resulting from one-time events (e.g., the offering of a closed-end fund) do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation.

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006
Operating income	$363,752	$232,937	$264,966	56%	–12%
Operating (income) losses of consolidated funds	8,268	(271)	(549)	NM	–51%
Closed-end fund structuring fees	—	75,998	1,610	NM	NM
Payments to terminate closed-end fund compensation agreements	—	52,178	—	NM	NM
Write-off of intangible assets	—	—	8,876	NM	NM
Stock-based compensation	39,422	43,304	36,314	–9%	19%
Adjusted operating income	$411,442	$404,146	$311,217	2%	30%
Adjusted operating margin	38%	37%	36%

Revenue

Our average effective fee rate (total revenue as a percentage of average assets under management) was 72 basis points in fiscal 2008 compared to 74 basis points in fiscal 2007 and 73 basis points in fiscal 2006. The decrease in our effective fee rate in fiscal 2008 can be primarily attributed to a decline in average assets under management in fund share classes subject to distribution fees as a percentage of total average assets under management.

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006
Investment advisory and administration fees	$815,706	$773,612	$594,632	5%	30%
Distribution and underwriter fees	128,940	148,369	139,111	–13%	7%
Service fees	155,091	154,736	124,025	0%	25%
Other revenue	(3,937)	7,383	4,426	NM	67%
Total revenue	$1,095,800	$1,084,100	$862,194	1%	26%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 74 percent of total revenue in fiscal 2008, compared to 71 percent and 69 percent in fiscal 2007 and 2006, respectively.

The increase in investment advisory and administration fees of 5 percent and 30 percent in fiscal 2008 and 2007, respectively, can be attributed primarily to a 5 percent and 24 percent increase in average assets under management in fiscal 2008 and 2007, respectively. Fund average effective fee rates increased to 62 basis points in fiscal 2008 from 60 basis points and 58 basis points in fiscal 2007 and 2006, respectively, reflecting the impact of closed-end funds offered in fiscal 2007 as well as a reduction in certain contractual closed-end fund advisory fee waivers. Separately managed account average effective fee rates were 31 basis points in fiscal 2008, 2007 and 2006.

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

Distribution plan payments decreased 13 percent, or $17.6 million, to $115.8 million in fiscal 2008, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 9 percent, or $0.2 million, to $2.1 million, reflecting a 9 percent decrease in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class B share distribution fees decreased by 27 percent, or $13.2 million, to $36.4 million, reflecting a decrease in average Class B share assets under management of 29 percent year-over-year. Class C and certain private fund distribution fees decreased by 4 percent and 15 percent, or $2.5 million and $2.0 million, to $65.0 million and $11.7 million, respectively, reflecting decreases in average assets subject to distribution fees of 3 percent and 13 percent, respectively. Underwriter fees and other distribution income decreased 12 percent, or $1.9 million, to $13.2 million in fiscal 2008, primarily reflecting a decrease of $2.6 million in underwriter fees received on sales of Class A shares partially offset by an increase of $1.1 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments increased 6 percent, or $7.1 million, to $133.3 million in fiscal 2007, reflecting an increase in average Class A, Class C and certain private fund assets subject to distribution fees, partially offset by a decrease in average Class B share assets. Class A share distribution fees increased by 130 percent, or $1.3 million, to $2.3 million, reflecting a 130 percent increase in average Class A share assets that are subject to distribution fees (primarily in funds advised by Lloyd George Management). Class C and certain private fund distribution fees increased by 21 percent and 15 percent, or $11.9 million and $1.8 million, to $67.5 million and $13.7 million, respectively, reflecting increases in average assets subject to distribution fees of 20 percent and 12 percent, respectively. Class B share distribution fees decreased by 14 percent, or $8.1 million, to $49.6 million, reflecting a decrease in average Class B share assets under management of 12 percent year over year. Underwriter fees and other distribution income increased 17 percent, or $2.2 million, to $15.0 million in fiscal 2007, primarily reflecting an increase of $0.4 million in underwriter fees received on sales of Class A shares and an increase of $1.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
Service plan payments, which are received under contractual agreements with our sponsored funds, are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B and C) as well as certain private funds. Service fees represent payments made by sponsored funds to Eaton Vance Distributors, Inc. (“EVD”) as principal underwriter for service and/or the maintenance of shareholder accounts.

Service fee revenue was flat in fiscal 2008, reflecting little change in average assets under management in funds and classes of funds subject to service fees. Service fee revenue increased by 25 percent in fiscal 2007, reflecting a 23 percent increase in average Class A, B, C and certain private fund assets under management.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, decreased by $11.3 million in fiscal 2008, primarily reflecting an increase in net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue increased by $3.0 million in fiscal 2007, primarily reflecting increases in net realized and unrealized gains on securities held in the portfolios of consolidated funds and an increase in shareholder service fees earned. Other revenue for fiscal 2008 includes $8.2 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $2.7 million and $1.2 million of net investment income (net realized and unrealized gains and dividend income earned) for fiscal 2007 and 2006, respectively.

Expenses

Operating expenses decreased by 14 percent, or $119.1 million, in fiscal 2008, primarily reflecting a decrease in closed-end fund-related distribution expense offset by increases in service fee, fund and other operating expenses. Operating expenses increased by 43 percent, or $253.9 million, in fiscal 2007, primarily reflecting increases in compensation and distribution expense driven by the offering of new closed-end funds, payments to terminate certain closed-end fund compensation agreements, and increases in other operating expenses as more fully described below.

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006
Compensation of officers and employees:
Cash compensation	$263,257	$273,659	$208,306	–4%	31%
Stock-based compensation	39,422	43,304	36,314	–9%	19%
Total compensation of officers and employees	302,679	316,963	244,620	–5%	30%
Distribution expense	120,570	253,344	114,052	–52%	122%
Service fee expense	129,287	121,748	98,262	6%	24%
Amortization of deferred sales commissions	47,811	55,060	52,048	–13%	6%
Fund expenses	24,684	19,974	16,589	24%	20%
Other expenses	107,017	84,074	71,657	27%	17%
Total expenses	$732,048	$851,163	$597,228	–14%	43%

Compensation of officers and employees
Compensation expense decreased by 5 percent, or $14.3 million, in fiscal 2008, reflecting increases in employee headcount, base salaries and other compensation expense offset by lower sales-based incentives, adjusted operating income-based incentives and stock-based compensation. Base compensation, payroll taxes and employee benefits increased by $18.2 million, or 16 percent, primarily reflecting an 11 percent increase in average headcount. Operating income-based incentives decreased by $8.2 million, or 9 percent, reflecting a decrease in the rate at which adjusted operating income-based incentives were accrued. Other compensation expense decreased by $2.0 million, reflecting a reduction in severance expense recognized in fiscal 2008 compared to fiscal 2007. Sales incentives decreased by $18.4 million, or 28 percent, primarily reflecting the $14.8 million in closed-end fund sales incentives paid out in fiscal 2007 and a decrease in other fund sales incentives resulting from a realignment of our sales incentive compensation structure. Stock-based compensation expense decreased by $3.9 million, or 9 percent, reflecting primarily a decrease in stock option expense for retirement-eligible employees in fiscal 2008.

Compensation expense increased by 30 percent, or $72.3 million, in fiscal 2007, reflecting increases in cash and stock-based compensation. Base compensation, payroll taxes and employee benefits increased by $14.0 million, or 14 percent, primarily reflecting an 11 percent increase in average headcount. Operating income-based incentives increased by $23.5 million, or 36 percent, primarily reflecting the increase in adjusted operating income. Other compensation expense increased by $2.8 million, reflecting an increase in severance costs associated with the reorganization of EVD in October 2007. Sales incentives increased by $24.8 million, or 60 percent, primarily reflecting the $14.8 million in closed-end fund sales incentives paid out in fiscal 2007 and year over year increases in open-end fund and retail managed account sales. Stock-based compensation expense increased by $7.0 million, or 19 percent, reflecting an 11 percent increase in average headcount and an increase in stock option expense for retirement-eligible employees.

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

The accelerated recognition of compensation cost for options granted to employees who are retirement-eligible or are nearing retirement eligibility under our retirement policy is applicable for all grants made on or after our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (November 1, 2005). The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted (generally the first quarter of each fiscal year) reduces the associated stock-based compensation expense that would otherwise be recognized in subsequent quarters.

Distribution expense
Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, structuring fees paid on new closed-end fund offerings and other marketing expenses, including marketing expenses associated with revenue sharing arrangements with our distribution partners.

Distribution expense decreased by 52 percent, or $132.8 million, to $120.6 million in fiscal 2008, primarily reflecting decreases in distribution expenses associated with closed-end funds. Closed-end fund structuring fees decreased by $76.0 million, reflecting the payment of one-time structuring fees in fiscal 2007 associated with closed-end funds offered in that year. Payments made under certain closed-end fund compensation agreements decreased by $53.4 million, or 71 percent, to $22.1 million, reflecting fiscal 2007 payments of $52.2 million made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements. Class C distribution fees increased by $1.8 million, or 4 percent, to $47.9 million in fiscal 2008, reflecting an increase in Class C share assets older than one year. Class A commissions decreased by $6.9 million, or 40 percent, to $10.5 million, reflecting a decrease in Class A sales subject to commissions. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by $3.3 million, or 12 percent, to $29.4 million in fiscal 2008, reflecting the increase in sales and average assets under management that are subject to these arrangements and modifications in the terms of certain arrangements. Other marketing expenses decreased $1.6 million, or 8 percent, to $10.7 million in fiscal 2008, primarily reflecting decreases in literature fulfillment, due diligence meetings, conferences and other promotional activities.

Distribution expense increased by 122 percent, or $139.3 million, in fiscal 2007, primarily reflecting the payment of $76.0 million in one-time structuring fees associated with the offering of $10.0 billion of closed-end funds and $52.2 million in payments made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements under which we were obligated to make recurring payments over time. Class C distribution fees increased by 15 percent, or $6.2 million, to $46.1 million in fiscal 2007, reflecting the increase in Class C share sales and average assets year-over-year. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by 35 percent, or $6.7 million, to $26.1 million in fiscal 2007, reflecting the increase in sales and assets under management that are subject to these arrangements.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers after the first year pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 6 percent in fiscal 2008 and 24 percent in fiscal 2007, reflecting increases in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 13 percent in fiscal 2008, primarily reflecting the ongoing decline of Class B share sales and assets. As amortization expense is a function of our fund asset mix, a continuing shift away from Class B shares to other classes over time will likely result in a reduction in amortization expense over time. In fiscal 2008, 31 percent of total amortization related to Class B shares, 45 percent to Class C shares and 24 percent to private equity funds.

Amortization of deferred sales commissions increased by 6 percent in fiscal 2007 due to the increase in Class C share deferred sales commissions, which are amortized over a 12 month period, offset by a decrease in Class B share deferred sales commissions, which are amortized over a period not to exceed six years. Class C share sales increased 38 percent in fiscal 2007, while Class B share sales declined by 24 percent. In fiscal 2007, 34 percent of total amortization related to Class B shares, 43 percent to Class C shares and 23 percent to private equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 24 percent and 20 percent in fiscal 2008 and 2007, respectively, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees in both years can be attributed to the increase in average assets under management in funds for which we employ and pay a subadvisor. The increase in other fund-related expenses in both years can be attributed to an increase in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 27 percent, or $22.9 million, in fiscal 2008, primarily reflecting increases in facilities-related expenses of $10.8 million, information technology expense of $7.3 million, consulting expense of $2.0 million, communications expense of $0.7 million and other expenses of $2.2 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston, where tenant improvements have begun, and accelerated amortization of existing leasehold improvements in anticipation of our move, which is scheduled for the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to increases in legal costs associated with new product development and other general consulting costs in fiscal 2008. The increase in communications expense can be attributed to higher telephone and printing costs. The increase in other expenses can be attributed to increases in charitable giving, professional development, the amortization of intangible assets and other corporate taxes.

Other expenses increased by 17 percent, or $12.4 million, in fiscal 2007, primarily reflecting increases in travel expense of $2.8 million, facilities-related expenses of $5.9 million, information technology expense of $8.9 million and consulting expense of $3.2 million offset by a decrease in the amortization of intangible assets of $9.0 million. The increase in travel expense can be attributed primarily to additional travel costs incurred in connection with the three closed-end funds offered during the fiscal year. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with additional office space leased to support the growth in headcount and accelerated amortization of leasehold improvements in anticipation of our move to new corporate headquarters in Boston in fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to increases in recruiting, other general consulting and audit costs in fiscal 2007. The decrease in the amortization of intangible assets reflects the $8.9 million write-off of intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management in fiscal 2006.

Other Income and Expense

	For the Years Ended October 31,			2008 vs.	2007 vs.
(in thousands)	2008	2007	2006	2007	2006
Interest income	$11,098	$10,511	$8,033	6%	31%
Interest expense	(33,616)	(2,894)	(12,850)	NM	–77%
Realized (losses) gains on investments	(682)	(1,943)	3,667	–65%	NM
Unrealized losses on investments	(4,323)	—	—	NM	—
Foreign currency losses	(176)	(262)	(222)	–33%	18%
Impairment losses on investments	(13,206)	—	(592)	NM	NM
Total other income (expense)	$(40,905)	$5,412	$(1,964)	NM	NM

Interest income increased by $0.6 million, or 6 percent, in fiscal 2008, primarily due to an increase in average cash balances in fiscal 2008. Interest income increased by $2.5 million, or 31 percent, in fiscal 2007, primarily reflecting additional interest income earned on proceeds from our $500.0 million senior note offering on October 2, 2007.

Interest expense increased by $30.7 million in fiscal 2008 due to interest accrued on our senior notes offered in October 2007. Interest expense decreased by $10.0 million, or 77 percent, in fiscal 2007, primarily due to EVM’s redemption of its zero-coupon exchangeable senior notes in August 2006 offset by interest accrued on our senior notes offered in October 2007.

In fiscal 2008, we recognized realized losses on investments totaling $0.7 million, representing losses incurred on investments in separately managed accounts seeded for new product development purposes. In fiscal 2007, we incurred net realized losses on investments totaling $1.9 million, consisting of a $6.7 million loss on the termination of an interest rate lock offset by net investment gains of $3.0 million realized on the disposition of certain investments in sponsored funds and $1.8 million realized on the liquidation of an investment in a CDO entity. The interest rate lock was entered into as a hedge against adverse movements in Treasury rates in anticipation of the issuance of senior notes with a maturity in excess of ten years. When we determined that we would not issue senior notes with a maturity in excess of ten years, the interest rate lock was terminated and the net settlement amount was recorded as a loss on investments. In fiscal 2006, we recognized net realized gains of $2.2 million upon the disposition of certain investments in sponsored funds and $1.4 million in gains on liquidation of investments in two CDO entities.

Unrealized losses on investments of $4.3 million in fiscal 2008 relate to investments in separately managed accounts seeded for new product development purposes.

We recognized impairment losses totaling $13.2 million in fiscal 2008, representing losses relating to investments in four cash instrument CDO entities and one synthetic CDO entity. The impairment losses associated with the four cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities combined with an increase in the market yield we use to discount the value of those cash flows to reflect current market conditions. The decrease in estimated future cash flows associated with these entities resulted from increases in projected default rates and decreases in projected recovery rates. The impairment loss associated with the synthetic CDO entity also resulted from a decrease in the estimated future cash flows from the entity combined with an increase in the market yield we use to discount the value of those cash flows to reflect current market conditions. The decrease in estimated future cash flows associated with the synthetic CDO entity resulted from higher anticipated default rates and lower anticipated recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. We recognized impairment losses totaling $0.6 million in fiscal 2006 relating to our investment in two cash instrument CDO entities resulting from the effect of tightening credit spreads and higher than forecasted prepayment rates on the entities’ investments.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, minority interest, equity in net income of affiliates and the cumulative effect of a change in accounting principle) was 39 percent in fiscal 2008, 2007 and 2006.

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

Minority Interest

Minority interest increased by $0.9 million in fiscal 2008 over the same period a year earlier, primarily due to a $2.8 million adjustment in fiscal 2008 to reverse stock-based compensation previously allocated to minority shareholders of our majority-owned subsidiaries offset by a decrease in the interests held by minority shareholders of Atlanta Capital and Parametric Portfolio Associates. In the second quarter of fiscal 2008 we determined that the allocation of stock-based compensation expense to minority shareholders reduces our liability to minority shareholders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment represents the reversal of accumulated stock-based compensation expense allocated to minority shareholders from the date of acquisition. Stock-based compensation expense allocated to minority shareholders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

Minority interest increased by 23 percent in fiscal 2007, primarily due to the increased profitability of majority-owned subsidiaries Atlanta Capital and Parametric Portfolio Associates.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, at October 31, 2008 reflects our 35 percent minority equity interest in Eaton Vance Cash Management Fund, an open-end money market mutual fund that invests in short-term obligations and other money market instruments, our 20 percent minority equity interest in Lloyd George Management and a 7 percent minority equity interest in a private equity partnership. Equity in net income of affiliates, net of tax, increased by $1.2 million, or 31 percent, in fiscal 2008 primarily due an increase in net income of both Lloyd George Management and the private equity partnership. Equity in net income of affiliates, net of tax, decreased by $0.4 million, or 10 percent, in fiscal 2007 primarily due to our sale of certain investments in sponsored mutual funds that were accounted for under the equity method in prior periods, offset by increases in equity in net income of both Lloyd George Management and the private equity partnership.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2008, 2007 and 2006 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2008	2007	2006
Balance sheet data:
Assets:
Cash and cash equivalents	$196,923	$434,957	$206,705
Short-term investments	169,943	50,183	20,669
Investment advisory fees and other receivables	108,644	116,979	94,669
Long-term investments	116,191	86,111	73,075
Deferred income taxes — long term	66,357	—	—

Liabilities:
Taxes payable — current	848	21,107	3,713
Deferred income taxes — current	20,862	—	—
Deferred income taxes — long-term	—	11,740	22,520
Long-term debt	500,000	500,000	—

	For the Years Ended October 31,
(in thousands)	2008	2007	2006
Cash flow data:
Operating cash flows	$152,380	$266,357	$262,851
Investing cash flows	(165,717)	(75,354)	(26,197)
Financing cash flows	(224,480)	37,196	(176,407)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of investments in sponsored cash management and short-term income funds. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 49 percent, 62 percent and 48 percent of total assets on October 31, 2008, 2007 and 2006, respectively.

On October 31, 2008, our current debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On October 31, 2008, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. Notwithstanding current conditions in the global equity and credit markets, we believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit in fiscal 2008 as a result of a change in tax accounting method for certain closed-end fund expenses. We filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, we recorded a deferred tax benefit of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $20.9 million as of October 31, 2008 principally represents the current portion of the remaining $65.4 million deferred tax liability associated with the change in accounting method.

Current taxes payable decreased by $20.3 million in fiscal 2008, reflecting a current tax provision totaling $176.0 million offset by $194.3 million of income taxes paid. Current taxes payable were further impacted by the recognition of a $5.0 million liability related to uncertain tax positions in connection with the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) in fiscal 2008, offset by the recognition of $9.8 million of excess tax benefits associated with stock option exercises in the current fiscal year.

Contractual Obligations

The following table details our future contractual obligations as of October 31, 2008:

	Payments due
(in millions)	Total	Less than 1 Year	1–3 Years	4–5 Years	After 5 Years
Operating leases — facilities and equipment	$444.6	$14.5	$36.7	$35.6	$357.8
Senior notes	500.0	—	—	—	500.0
Interest payment on senior notes	292.5	32.5	97.5	65.0	97.5
Investment in private equity partnership	4.3	—	4.3	—	—
Unrealized tax benefits	20.1	20.1	—	—	—
Total	$1,261.5	$67.1	$138.5	$100.6	$955.3

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of October 31, 2008, we had invested $10.7 million of the total $15.0 million of committed capital.

In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease will commence in May 2009. Capital expenditures, including those for the build-out of our new corporate headquarters, are anticipated to be approximately $40.9 million in fiscal 2009 gross of tenant reallowances of $18.3 million, and are expected to be funded from available cash balances.

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

In the second quarter of 2008, the minority investors in Parametric Portfolio Associates exercised a put option, requiring us to purchase an additional interest in Parametric Portfolio Associates for $21.5 million. The transaction settled on May 1, 2008 and increased our capital ownership interest from 84.3 percent to 89.3 percent and our profits interest from 81.2 percent to 82.3 percent. The additional purchase price was allocated between intangible assets, goodwill and minority interest.

In the third quarter of 2008, the minority investors in Atlanta Capital exercised a put option, requiring us to purchase an additional interest in Atlanta Capital for $5.0 million. The transaction settled on June 30, 2008 and increased our ownership interest from 80.4 percent to 85.5 percent. The additional purchase price was allocated between intangible assets, goodwill and minority interest.

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored private equity fund. The Note earns daily interest based on the the senior creditor’s cost of commercial paper funding plus a margin. We currently anticipate that the Note, which expires on January 16, 2009, will likely be renewed upon expiration for an additional 364 day period. Subject to certain conditions, the private equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. The Note is included in our Consolidated Balance Sheet as a component of other assets.

In November 2008, the Company announced the signing of a definitive agreement to acquire the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The TABS business being acquired managed approximately $6.5 billion in client assets as of October 31, 2008, consisting of approximately $5.0 billion in institutional and high-net-worth family office accounts and approximately $1.5 billion in retail managed accounts. Following the closing, the TABS business will be organized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management, and will maintain its current leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by EVD to retail investors through financial intermediaries.

At closing, the Company will pay $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be paid in cash. The Company anticipates that the transaction will close on or before December 31, 2008.

An Eaton Vance sponsored closed-end fund has proposed to offer, on a private basis, $100.0 million of Liquidity Protected Preferred shares (“LPP shares”), which are a new type of variable-rate preferred equity security that are backed by the unconditional purchase obligation of a designated liquidity provider. In conjunction with the initial offering of LPP shares, the Company expects to enter into an agreement with the liquidity provider that grants the liquidity provider the right to put the LPP shares that it holds to the Company under certain specified circumstances. In support of the put agreement, the Company expects to enter into an escrow agreement pursuant to which the Company would deposit $101.0 million, invested in short-term U.S. government securities, to provide an assured source of funds to meet the Company’s potential purchase obligations. The escrow agreement would lapse upon termination of the put agreement or the earlier agreement of the Company and the liquidity provider. The liquidity provider’s put right generally will terminate upon the earlier of (1) the termination of the LPP share liquidity agreement and (2) the expiration of the 364-day term of the liquidity agreement. Although the offering has been delayed by current market events, the Company believes the offering may be completed in fiscal 2009.

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

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect changes in assets and liabilities, deferred sales commissions, stock-based compensation, deferred income taxes and investments classified as trading. Cash provided by operating activities totaled $152.4 million, $266.4 million and $262.9 million in the fiscal years ended October 31, 2008, 2007 and 2006, respectively. The decrease in operating cash flows in fiscal 2008 can be primarily attributed to an increase in the purchase of trading securities by consolidated funds and in separate accounts seeded for new development purposes. The purchase of trading securities totaled $123.2 million, $26.5 million and $160.2 million in fiscal 2008, 2007 and 2006, respectively.

Operating cash flows in 2007 include the payment of $4.5 million to settle an interest rate lock transaction associated with our ten-year senior note offering. We entered into the interest rate lock to hedge against movement in ten-year Treasury prices between the time at which the decision was made to issue the debt and the pricing of the securities. At the time the debt was issued, we terminated the interest rate lock and settled the transaction in cash. At termination, the interest rate lock was determined to be a fully effective cash flow hedge and the $4.5 million settlement cost was recorded as a component of other comprehensive income. The amount recorded in other comprehensive income will be amortized over the life of the senior notes and recorded as a component of interest expense.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, the purchase of equity interests from minority investors in our majority-owned subsidiaries and the purchase and sale of investments in our sponsored mutual funds that we do not consolidate. Cash used for investing activities totaled $165.7 million, $75.4 million and $26.2 million in fiscal 2008, 2007 and 2006, respectively.

In fiscal 2008, additions to equipment and leasehold improvements totaled $25.0 million, compared to $12.7 million in both fiscal 2007 and fiscal 2006. Additions in fiscal 2008 reflect tenant improvements made to our new corporate headquarters in fiscal 2008 in anticipation of our move in fiscal 2009. The purchase of minority members’ interests of $26.5 million, $9.1 million and $11.3 million in fiscal 2008, 2007 and 2006, respectively, represents the purchase of additional ownership interests in Atlanta Capital and Parametric Portfolio Associates as more fully described in “Contractual Obligations” above. In fiscal 2008, 2007 and 2006, net purchases and sales of available-for-sale investments reduced investing cash flows by $114.2 million, $52.9 million and $0.5 million, respectively.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repayment of long-term debt, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash provided by (used for) financing activities totaled ($224.5) million, $37.2 million and ($176.4) million in fiscal 2008, 2007 and 2006, respectively.

In fiscal 2008, we repurchased and retired a total of 4.5 million shares of our Non-Voting Common Stock for $185.3 million under our authorized repurchase programs and issued 2.1 million shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $33.5 million. We have authorization to purchase an additional 2.7 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.605 in fiscal 2008, $0.51 in fiscal 2007 and $0.42 in fiscal 2006. We increased our quarterly dividend by 3 percent to $0.155 per share in the fourth quarter of fiscal 2008. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In October 2007, we issued $500.0 million in aggregate principal amount of 6.5 percent ten year senior notes due 2017. In conjunction with the senior note offering, we paid approximately $5.2 million in debt offering costs that will be amortized over the life of the notes and recognized as a component of interest expense.

In August 2006, EVM retired in full its then outstanding zero-coupon exchangeable notes with an accreted value on redemption date of $76.4 million.

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

Accounting for Income Taxes

Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The difference between the tax benefit recognized in the income tax return is referred to as an unrecognized tax benefit. These unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Investments in CDO Entities

We act as collateral or investment manager for a number of cash instrument CDO entities and one synthetic CDO entity pursuant to management agreements between us and the entities. At October 31, 2008, combined assets under management in these entities upon which we earn a management fee were approximately $2.6 billion. We had combined investments in five of these entities valued at $4.1 million on October 31, 2008.

We account for our investments in these entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities (or, in the case of the synthetic CDO, the reference securities underlying its credit default swap positions) and take into account the overall credit quality of the issuers, the forecasted default and recovery rates and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools and current market conditions. In periods when market conditions necessitate an increase in the market yield used by a market participant and/or in periods of rising default rates and lower recovery rates, the fair value, and therefore carrying value, of our investments in these entities may be adversely affected. Our risk of loss in these entities is limited to the $4.1 million carrying value of the investments on our Consolidated Balance Sheet at October 31, 2008.

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

Accounting Developments

In November 2008, the FASB issued Financial Statement Position (“FSP”) FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” The provisions of this FSP are effective for reporting periods ending after December 15, 2008. FSP 140-e and FIN 46R-e requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The provisions of FSP 140-e and FIN 46R-e are effective for our reporting period which begins on November 1, 2008. We do not anticipate that the provisions of FSP 140-e and FIN 46R-e will have an impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-3 became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS No. 157 in which a market is not active. We do not anticipate that the provisions of FSP FAS 157-3 will have an impact on our consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP 133-1 and Fin 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The provisions of FSP 133-1 and FIN 45-4 are effective for our reporting period which begins on November 1, 2008. FSP 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. We do not anticipate that the provisions of this FSP will have an impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” It affects entities that accrue or pay non-forfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and will require a retrospective adjustment to all prior period earnings per share. FSP EITF 03-6-1 is effective for our fiscal year that begins on November 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS No. 142-3 is effective for our fiscal year that begins on November 1, 2009 and interim periods within those fiscal years. We do not anticipate that the provisions of FSP SFAS No. 142-3 will have an impact on our consolidated results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for our fiscal quarter that begins on February 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for our fiscal year that begins on November 1, 2009. We are currently evaluating the impact on our consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141, as amended, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141, as amended, are effective for fiscal years beginning on or after December 15, 2008. SFAS No. 141, as amended, shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for our fiscal year that begins on November 1, 2008. We do not anticipate that the provisions of EITF 06-11 will have an impact on our consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for our fiscal year that begins on November 1, 2008. The provisions of SFAS No. 159 will not have an impact on our consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for our fiscal year that begins on November 1, 2008. We do not anticipate that the provisions of SFAS No. 157 will have an impact on our consolidated results of operations or consolidated financial position but will require additional disclosure in our consolidated financial statements.

(The remainder of this page is intentionally left blank)

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

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. As noted in “Risk Factors” in Item 1A, declines of financial market values negatively impact our revenue and net income.

Our primary direct exposure to equity price risk arises from our investments in sponsored equity funds, our equity interest in affiliates, investments in equity securities held by sponsored funds we consolidate and investments in equity securities held in separately managed accounts seeded for new product development purposes. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities. The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2008:

(in thousands)	Carrying Value	Carrying Value assuming a 10% increase	Carrying Value assuming a 10% decrease
Trading:
Equity securities	$31,846	$35,030	$28,661
Available-for-sale securities:
Sponsored funds	21,365	23,502	19,229
Investment in affiliates	142,351	156,586	128,116
Total	$195,562	$215,118	$176,006

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored by us, debt securities held by sponsored funds we consolidate and debt securities held in separately managed accounts seeded for new product development purposes. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2008. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent our management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50 percent) decline in interest rates would have on our pre-tax net income as of October 31, 2008:

(in thousands)	Carrying Value	Pre-tax interest income impact of a 50 basis point decline in interest rates
Trading:
Debt securities	$38,950	$195
Available-for-sale securities:
Sponsored funds	3,533	18
Total	$42,483	$213

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

Our primary direct exposure to credit risk arises from our interests in the cash instrument and synthetic CDO entities that are included in long-term investments in our Consolidated Balance Sheets. As an investor in a CDO entity, we are entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default and recovery rates of the underlying instruments held by the CDO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities (or, in the case of the synthetic CDO, the reference securities underlying its credit default swap positions) are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in the number of defaults, CDO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in CDO entities was valued at $4.1 million as of October 31, 2008, which represents our total value at risk with respect to such entities as of October 31, 2008.

We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. This situation may change in the future as our business continues to grow outside of the United States. We do not enter into foreign currency transactions for speculative purposes.

(The remainder of this page is intentionally left blank)

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2008, 2007 and 2006

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2008	2007	2006
Revenue:
Investment advisory and administration fees	$815,706	$773,612	$594,632
Distribution and underwriter fees	128,940	148,369	139,111
Service fees	155,091	154,736	124,025
Other revenue	(3,937)	7,383	4,426
Total revenue	1,095,800	1,084,100	862,194

Expenses:
Compensation of officers and employees	302,679	316,963	244,620
Distribution expense	120,570	253,344	114,052
Service fee expense	129,287	121,748	98,262
Amortization of deferred sales commissions	47,811	55,060	52,048
Fund expenses	24,684	19,974	16,589
Other expenses	107,017	84,074	71,657
Total expenses	732,048	851,163	597,228

Operating income	363,752	232,937	264,966

Other Income (Expense):
Interest income	11,098	10,511	8,033
Interest expense	(33,616)	(2,894)	(12,850)
Realized (losses) gains on investments	(682)	(1,943)	3,667
Unrealized losses on investments	(4,323)	—	—
Foreign currency losses	(176)	(262)	(222)
Impairment losses on investments	(13,206)	—	(592)
Income before income taxes, minority interest, equity in net income of affiliates and cumulative effect of change in accounting principle	322,847	238,349	263,002
Income taxes	(125,154)	(93,200)	(102,245)
Minority interest	(7,153)	(6,258)	(5,103)
Equity in net income of affiliates, net of tax	5,123	3,920	4,349

Income before cumulative effect of change in accounting principle	195,663	142,811	160,003
Cumulative effect of change in accounting principle, net of tax	—	—	(626)
Net income	$195,663	$142,811	$159,377

Earnings per share before cumulative effect of change in accounting principle:
Basic	$1.69	$1.15	$1.25
Diluted	$1.57	$1.06	$1.18
Earnings per share:
Basic	$1.69	$1.15	$1.25
Diluted	$1.57	$1.06	$1.17
Weighted average shares outstanding:
Basic	115,810	124,527	127,807
Diluted	124,483	135,252	137,004

See notes to consolidated financial statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$196,923	$434,957
Short-term investments	169,943	50,183
Investment advisory fees and other receivables	108,644	116,979
Other current assets	9,291	8,033
Total current assets	484,801	610,152

Other Assets:
Deferred sales commissions	73,116	99,670
Goodwill	122,234	103,003
Other intangible assets, net	39,810	35,988
Long-term investments	116,191	86,111
Deferred income taxes	66,357	—
Equipment and leasehold improvements, net	51,115	26,247
Note receivable from affiliate	10,000	—
Other assets	4,731	5,660
Total other assets	483,554	356,679
Total assets	$968,355	$966,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$93,134	$106,167
Accounts payable and accrued expenses	55,322	66,955
Dividends payable	17,948	17,780
Taxes payable	848	21,107
Deferred income taxes	20,862	—
Other current liabilities	3,317	2,167
Total current liabilities	191,431	214,176

Long-Term Liabilities:
Long-term debt	500,000	500,000
Deferred income taxes	—	11,740
Other long-term liabilities	26,269	3,523
Total long-term liabilities	526,269	515,263
Total liabilities	717,700	729,439

Minority interest	10,528	8,224
Commitments and contingencies (See Note 8)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 390,009 and 371,386 shares, respectively	2	1
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,421,762 and 117,798,378 shares, respectively	451	460
Notes receivable from stock option exercises	(4,704)	(2,342)
Accumulated other comprehensive income (loss)	(5,135)	3,193
Retained earnings	249,513	227,856
Total shareholders’ equity	240,127	229,168
Total liabilities and shareholders’ equity	$968,355	$966,831

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, November 1, 2005	129,553	$1	$505	$—	$(2,741)
Net income	—	—	—	—	—
Other comprehensive income:
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.42 per share)	—	—	—	—	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,388	—	9	22,238	(552)
Under employee stock purchase plan	134	—	1	2,910	—
Under employee incentive plan	153	—	1	3,589	—
Under restricted stock plan	40	—	—	—	—
Stock-based compensation	—	—	—	36,867	—
Tax benefit of stock option exercises	—	—	—	6,073	—
Repurchase of Non-Voting Common Stock	(5,833)	—	(23)	(71,677)	—
Principal repayments	—	—	—	—	1,402
Balance, October 31, 2006	126,435	1	493	—	(1,891)
Net income	—	—	—	—	—
Other comprehensive income (loss):
Unamortized loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.51 per share)	—	—	—	—	—
Issuance of Voting Common Stock	99	—	—	388	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,176	—	8	34,290	(1,291)
Under employee stock purchase plan	128	—	—	3,311	—
Under employee incentive plan	182	—	1	5,585	—
Under restricted stock plan	13	—	—	—	—
Stock-based compensation	—	—	—	43,305	—
Tax benefit of stock option exercises	—	—	—	9,915	—
Repurchase of Voting Common Stock	(37)	—	—	(146)	—
Repurchase of Non-Voting Common Stock	(10,826)	—	(42)	(96,648)	—
Principal repayments	—	—	—	—	840
Balance, October 31, 2007	118,170	1	460	—	(2,342)
Net income	—	—	—	—	—
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding losses on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.605 per share)	—	—	—	—	—
Issuance of Voting Common Stock	19	1	—	36	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,813	—	7	26,992	(3,681)
Under employee stock purchase plan	112	—	1	3,760	—
Under employee incentive plan	160	—	1	6,414	—
Under restricted stock plan	30	—	—	—	—
Stock-based compensation	—	—	—	39,422	—
Tax benefit of stock option exercises	—	—	—	9,769	—
Cumulative effect of change in accounting principle (See Note 12)	—	—	—	—	—
Repurchase of Non-Voting Common Stock	(4,492)	—	(18)	(86,393)	—
Principal repayments	—	—	—	—	1,319
Balance, October 31, 2008	115,812	$2	$451	$—	$(4,704)

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Continued)

(in thousands, except per share data)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
Balance, November 1, 2005	$2,566	$475,965	$476,296
Net income	—	159,377	159,377	$159,377
Other comprehensive income:
Unrealized holding gains on investments, net of tax	1,754	—	1,754	1,754
Foreign currency translation adjustments, net of tax	63	—	63	63
Total comprehensive income				$161,194
Dividends declared ($0.42 per share)	—	(53,629)	(53,629)
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	21,695
Under employee stock purchase plan	—	—	2,911
Under employee incentive plan	—	—	3,590
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	36,867
Tax benefit of stock option exercises	—	—	6,073
Repurchase of Non-Voting Common Stock	—	(88,214)	(159,914)
Principal repayments	—	—	1,402
Balance, October 31, 2006	4,383	493,499	496,485
Net income	—	142,811	142,811	$142,811
Other comprehensive income (loss):
Unamortized loss on derivative instrument, net of tax	(2,872)	—	(2,872)	(2,872)
Unrealized holding gains on investments, net of tax	1,628	—	1,628	1,628
Foreign currency translation adjustments, net of tax	54	—	54	54
Total comprehensive income				$141,621
Dividends declared ($0.51 per share)	—	(62,893)	(62,893)
Issuance of Voting Common Stock	—	—	388
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	33,007
Under employee stock purchase plan	—	—	3,311
Under employee incentive plan	—	—	5,586
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	43,305
Tax benefit of stock option exercises	—	—	9,915
Repurchase of Voting Common Stock	—	—	(146)
Repurchase of Non-Voting Common Stock	—	(345,561)	(442,251)
Principal repayments	—	—	840
Balance, October 31, 2007	3,193	227,856	229,168
Net income	—	195,663	195,663	$195,663
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	290	—	290	290
Unrealized holding losses on investments, net of tax	(7,942)	—	(7,942)	(7,942)
Foreign currency translation adjustments, net of tax	(676)	—	(676)	(676)
Total comprehensive income				$187,335
Dividends declared ($0.605 per share)	—	(70,074)	(70,074)
Issuance of Voting Common Stock	—	—	37
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	23,318
Under employee stock purchase plan	—	—	3,761
Under employee incentive plan	—	—	6,415
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	39,422
Tax benefit of stock option exercises	—	—	9,769
Cumulative effect of change in accounting principle (See Note 12)	—	(5,000)	(5,000)
Repurchase of Non-Voting Common Stock	—	(98,932)	(185,343)
Principal repayments	—	—	1,319
Balance, October 31, 2008	$(5,135)	$249,513	$240,127

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2008	2007	2006
Cash and cash equivalents, beginning of year	$434,957	$206,705	$146,389
Cash Flows From Operating Activities:
Net income	195,663	142,811	159,377
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	13,206	—	592
Losses (gains) on investments	14,646	(7,200)	(4,256)
Amortization of long-term investments	1,638	5,234	3,116
Unamortized loss on derivative instrument	—	(4,467)	—
Equity in net income of affiliates	(8,000)	(6,054)	(6,845)
Dividends received from affiliates	3,995	5,048	2,734
Minority interest	7,153	6,258	5,103
Interest on long-term debt and amortization of debt issuance costs	1,374	161	2,551
Deferred income taxes	(50,797)	(10,063)	(11,206)
Stock-based compensation	39,422	43,305	36,314
Cumulative effect of change in accounting principle, net of tax	—	—	626
Depreciation and other amortization	13,298	10,500	15,524
Amortization of deferred sales commissions	47,811	55,015	52,048
Payment of capitalized sales commissions	(33,833)	(55,795)	(53,848)
Contingent deferred sales charges received	12,568	13,462	15,628
Proceeds from sale of trading investments	48,970	42,453	190,725
Purchase of trading investments	(123,197)	(26,504)	(160,172)
Changes in assets and liabilities:
Investment advisory fees and other receivables	24,974	(22,291)	(10,801)
Other current assets	(2,776)	(875)	3,773
Other assets	(27)	—	826
Accrued compensation	(12,919)	25,171	18,093
Accounts payable and accrued expenses	(62,308)	33,216	5,666
Taxes payable—current	(2,144)	17,395	166
Other current liabilities	(26)	(3,946)	(2,883)
Other long-term liabilities	23,689	3,523	—
Net cash provided by operating activities	152,380	266,357	262,851
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(25,010)	(12,694)	(12,721)
Purchase of minority members’ interests	(26,469)	(9,055)	(11,256)
Purchase of management contracts	—	(716)	(1,703)
Proceeds from sale of available-for-sale investments	364,600	31,085	27,048
Purchase of available-for-sale investments	(478,838)	(83,974)	(27,565)
Net cash used for investing activities	(165,717)	(75,354)	(26,197)
Cash Flows From Financing Activities:
Distributions to minority shareholders	(7,542)	(8,360)	(5,828)
Long-term debt issuance costs	—	(5,165)	—
Proceeds from issuance of long-term debt	—	500,000	—
Repayment of long-term debt	—	—	(76,358)
Issuance of long-term note receivable to affiliate	(10,000)	—	—
Excess tax benefit of stock option exercises	9,769	9,915	8,234
Proceeds from issuance of Non-Voting Common Stock	33,494	41,904	28,196
Proceeds from issuance of Voting Common Stock	37	388	—
Repurchase of Non-Voting Common Stock	(185,343)	(442,251)	(159,914)
Repurchase of Voting Common Stock	—	(146)	—
Principal repayments on notes receivable from stock option exercises	1,319	840	1,402
Dividends paid	(69,906)	(60,300)	(51,394)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	3,982	371	80,000
Redemption of mutual fund subsidiaries’ capital stock	(290)	—	(745)
Net cash provided by (used for) financing activities	(224,480)	37,196	(176,407)
Effect of currency rate changes on cash and cash equivalents	(217)	53	69
Net increase (decrease) in cash and cash equivalents	(238,034)	228,252	60,316
Cash and cash equivalents, end of year	$196,923	$434,957	$206,705
Supplemental Cash Flow Information:
Interest paid	$32,641	$115	$10,022
Income taxes paid	$194,304	$78,238	$107,404
Supplemental Non-Cash Flow Information:
Exercise of stock options through issuance of notes receivable	$3,681	$1,291	$552

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business and Organization

Eaton Vance Corp. and its subsidiaries (“the Company”) manage investment funds and provide investment management and counseling services to high-net-worth individuals and institutions. The Company’s principal retail marketing strategy is to distribute funds and separately managed accounts primarily through financial intermediaries in the advice channel. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

Revenue is largely dependent on the total value and composition of assets under management, which include sponsored funds and other investment portfolios. Accordingly, fluctuations in financial markets and in the composition of assets under management impact revenue and the results of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence, but not control (such as representation on the investee’s Board of Directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. The Company provides for minority interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

Reclassification and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Taxes payable have been reclassified from other current liabilities. Deferred rent for fiscal 2007 has been reclassified from other current liabilities to other long-term liabilities.

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

Although the Company does provide supplemental disclosure regarding assets under management and other asset flows by product (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision maker (namely the Company’s Chief Executive Officer) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. Investment management teams at the Company are generally not aligned with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in sponsored cash management mutual funds, which are readily convertible to cash. Cash equivalents have original maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments.

Investments

Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company and other debt and equity securities held by the Company in separately managed accounts seeded for new product development purposes. Securities classified as trading are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses recognized on investments held in consolidated funds that are subject to investment company reporting conventions in consolidation are reflected as a component of other revenue. Net realized and unrealized gains and losses recognized on investments held in separately managed accounts are reflected as components of other income and expense (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

Marketable securities classified as available-for-sale consist primarily of investments in the shares of sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income or loss until realized. Realized gains or losses are reflected as a component of other income and expense. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

The Company evaluates the carrying value of marketable securities classified as available-for-sale for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is determined to be other than temporary, the carrying value of the security is written down to fair value through net income.

Investments in collateralized debt obligation entities (“CDO entities”) are carried at fair value based on discounted cash flows. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

Certain other investments are carried at the lower of cost or management’s estimate of net realizable value owing primarily to restrictions on resale of the investments.

Derivative Instruments

The Company may utilize derivative financial instruments to manage investment risk in its equity and income investments, to manage foreign currency risk on investments denominated in foreign currencies and to manage interest rate risk inherent in long-term debt offerings. The Company does not enter into derivative financial instruments for trading or speculative purposes.

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

The Company evaluates the carrying value of its deferred sales commission asset for impairment on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset in the form of distribution fees over the remaining useful life of the deferred sales commission asset to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

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

Revenue Recognition

Investment advisory, administration, distribution and service fees for the funds and investment advisory fees for separate accounts managed by the Company are recognized as revenue as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. With the exception of the Company’s separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, the Company’s investment advisory, administration, distribution and service fees are calculated principally as a percentage of average daily assets. The Company may waive certain fees for investment and administration services at its discretion. Pursuant to the guidance provided in EITF 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent,” investment advisory and administration fees are recorded gross of any subadvisory arrangements, with the corresponding fees paid to any subadvisor based on the terms of those arrangements included in other expenses. In instances where the Company acts as subadvisor or co-manager, investment advisory fees are recorded net. Distribution and service fees are recorded gross of any third-party distribution and service arrangements; the expenses associated with these third-party distribution and service arrangements are recorded in distribution and service fee expense, respectively.

Sales of shares of investment companies in connection with the Company’s activities as principal underwriter are accounted for on a settlement date basis, which approximates trade date basis, with the related commission income and expense recorded on a trade date basis.

Interest income is accrued as earned. Dividend income is recorded on the ex-dividend date. Dividend income earned on investments held in the portfolios of consolidated funds is reflected as a component of other revenue.

Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. Deferred taxes relate principally to stock-based compensation expense, capitalized closed-end fund expenses and capitalized sales commissions paid to brokers and dealers. Under IRS regulations, stock-based compensation is deductible for tax purposes at the time the employee recognizes the income (upon vesting of restricted stock, exercise of non-qualified stock options and disqualifying dispositions of incentive stock options). Expenses associated with the launch of new closed-end funds, which are expensed as incurred for book purposes, are deductible for tax purposes over a 15 year period. Capitalized sales commission payments, which are capitalized and amortized over a period not to exceed six years for book purposes, are deductible for tax purposes at the time of payment. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided.

The Company’s effective tax rate reflects the statutory tax rates of the many jurisdictions in which it operates. Significant judgment is required in determining its effective tax rate and in evaluating its tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. The Company adjusts its income tax provision in accordance with Financial Accounting Standards Board’s Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. These unrecognized tax benefits, as well as the related interest and penalties, are adjusted regularly to reflect changing facts and circumstances. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Earnings Per Share

Earnings per basic share are based on the weighted-average number of common shares outstanding during each period less unvested restricted stock. Earnings per diluted share are based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method and contingently convertible debt using the if-converted method.

Stock-Based Compensation

The Company accounts for stock-based compensation expense using the fair value method. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to the implementation of SFAS No. 123R, “Share-Based Payment,” and consistent with SFAS 123, “Accounting for Stock-Based Compensation,” it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period. The Company immediately recognizes compensation expense at grant date for all awards granted to retirement-eligible employees on or after the adoption of SFAS No. 123R on November 1, 2005. For awards granted to employees approaching retirement eligibility, compensation expense is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date.

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

Cumulative Effect of a Change in Accounting Principle

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

Effective November 1, 2007, the Company adopted FIN 48. The Company recognized a reduction to beginning retained earnings upon adoption in the amount of $5.0 million, which was reflected as a cumulative effect of a change in accounting principle, and a corresponding $5.0 million increase to the Company’s liability for uncertain tax positions.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on investment securities classified as available-for-sale (net of tax), activity from terminated cash flow hedges (net of tax), and foreign currency translation adjustments (net of tax).

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

In November 2008, the FASB issued Financial Statement Position (“FSP”) FAS 140-e and FIN 46(R)-e, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities.” The provisions of this FSP are effective for reporting periods ending after December 15, 2008. FSP 140-e and FIN 46R-e requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The provisions of FSP 140-e and FIN 46R-e are effective for the Company’s reporting period which begins on November 1, 2008. Management does not anticipate that the provisions of FSP 140-e and FIN 46R-e will have an impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” FSP FAS 157-3 became effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarifies the application of SFAS No. 157 in which a market is not active. Management does not anticipate that the provisions of FSP FAS 157-3 will have an impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. The provisions of FSP 133-1 and FIN 45-4 are effective for the Company’s reporting period which begins on November 1, 2008. FSP 133-1 and FIN 45-4 also clarifies the effective date in SFAS No. 161. Management does not anticipate that the provisions of the FSP will have an impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service period. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and will require a retrospective adjustment to all prior period earnings per share. FSP EITF 03-6-1 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the potential impact, if any, on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. FSP SFAS No. 142-3 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within those fiscal years. Management does not anticipate that the provisions of FSP SFAS No. 142-3 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The provisions of SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009. Management is currently evaluating the impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141, as amended, establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The provisions of SFAS No. 141, as amended, shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. EITF 06-11 is effective for the Company’s fiscal year that begins on November 1, 2008. Management does not anticipate that the provisions of EITF 06-11 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for the Company’s fiscal year that begins on November 1, 2008. The provisions of SFAS No. 159 will not have an impact on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the Company’s fiscal year that begins on November 1, 2008. Management does not anticipate that the provisions of SFAS No. 157 will have an impact on the Company’s consolidated results of operations or consolidated financial position but will require additional disclosures in the Company’s consolidated financial statements.

3.	Acquisitions, Goodwill and Other Intangible Assets

In fiscal 2001, the Company acquired majority interests in Atlanta Capital Management Company, LLC (“Atlanta Capital”) and Fox Asset Management LLC (“Fox Asset Management”). The Company has an 85.5 percent interest in Atlanta Capital and an 80 percent interest in Fox Asset Management at October 31, 2008. Atlanta Capital’s minority shareholders have the right to sell and the Company has the right to purchase the remaining 14.5 percent of Atlanta Capital based on financial results of Atlanta Capital for the calendar year ending December 31, 2008 at a price based on a multiple of earnings before taxes. Fox Assets Management’s minority shareholders have the right to sell the remaining 20 percent of Fox Asset Management over a three-year period based on financial results of Fox Asset Management for the calendar years ending December 31, 2008 and the next two calendar years at a price based on a multiple of earnings before taxes. The Company has the right to purchase the balance of Fox Asset Management based on its financial results for the calendar year ending December 31, 2010 at a price based on a multiple of that year’s earnings before taxes.

In fiscal 2008, minority shareholders of Atlanta Capital exercised a put option whereby units representing a 5.1 percent ownership interest in Atlanta Capital were sold to the Company for $5.0 million based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. In conjunction with the transaction, the Company recorded goodwill of $3.6 million and amortizable intangible assets of $1.3 million representing client relationships acquired. The remainder of the purchase price was allocated to minority interest. In fiscal 2007, minority shareholders of Atlanta Capital exercised a put option whereby units representing a 3.0 percent ownership interest in Atlanta Capital were sold to the Company for $2.9 million based on a multiple of earnings before taxes of Atlanta Capital for the calendar year ended December 31, 2006. In conjunction with the transaction, the Company recorded amortizable intangible assets of $0.8 million representing client relationships acquired and goodwill of $2.0 million. The remainder of the purchase price was allocated to minority interest.

In fiscal 2003, the Company acquired a majority interest in Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”). The Company has an 89.3 percent capital and an 82.3 percent profits interest in Parametric Portfolio Associates at October 31, 2008. Minority shareholders of Parametric Portfolio Associates have the right to sell to the Company 2.9 percent of the capital of Parametric Portfolio Associates (which entitles the holders to a 4.9 percent profits interest) based on the financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2008. Minority shareholders of Parametric Portfolio Associates will also have the right to sell to the Company the remaining 7.8 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 12.8 percent profits interest) over a 4-year period based on financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2009 and the next three calendar years. The Company has the right to purchase up to 50 percent of the capital and profit interests currently held by the minority shareholders of Parametric Portfolio Associates based on its financial results for the calendar year ending December 31, 2009 and the balance based on its financial results for the calendar year ending December 31, 2012. Prices for acquiring capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes (a measure that is intended to approximate fair market value).

In fiscal 2008, minority shareholders of Parametric Portfolio Associates exercised put options whereby units representing a 5.0 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $21.5 million based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. In conjunction with the purchase, the Company recorded intangible assets of $5.4 million (representing $2.6 million of amortizable intangible assets and $2.8 million of non-amortizable assets) and goodwill of $15.6 million. The remainder of the purchase price was allocated to minority interest. In fiscal 2007, minority shareholders of Parametric Portfolio Associates exercised a put option whereby units representing a 2.2 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $6.1 million based on a multiple of earnings before taxes of Parametric Portfolio Associates for the calendar year ended December 31, 2006. In conjunction with the purchase, the Company recorded intangible assets of $1.8 million (representing $1.0 million of amortizable intangible assets and $0.8 million of non-amortizable assets) and goodwill of $4.1 million. The remainder of the purchase price was allocated to minority interest.

In fiscal 2007, Parametric Portfolio Associates merged Parametric Risk Advisors LLC (“Parametric Risk Advisors”), a newly formed Parametric Portfolio Associates’ affiliate, with Managed Risk Advisors LLC, an investment management and derivatives investment advisory firm based in

Westport, Connecticut. Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates. Pursuant to the acquisition agreements, Parametric Portfolio Associates will have the right to require the other shareholders in Parametric Risk Advisors to sell their equity interests to Parametric Portfolio Associates at specific intervals over time at a price based upon a multiple of earnings before interest and taxes, a measure that is intended to represent fair market value. As a result of the transaction, the Company recorded intangible assets of $0.7 million representing client relationships acquired.

Any additional payments made to the minority shareholders of Parametric Portfolio Associates, Atlanta Capital, Fox Asset Management or Parametric Risk Advisors will be treated as additional purchase price for accounting purposes.

The changes in the carrying amount of goodwill for the years ended October 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Balance, beginning of period	$103,003	$96,837
Goodwill acquired	19,231	6,166
Balance, end of period	$122,234	$103,003

All acquired goodwill is deductible for tax purposes.

The following is a summary of other intangible assets at October 31, 2008 and 2007:

2008
(dollars in thousands)	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	11.5	$62,285	$(28,108)	$34,177
Non-amortizing intangible assets:
Mutual fund management contracts acquired	—	5,633	—	5,633
Total		$67,918	$(28,108)	$39,810

2007
(dollars in thousands)	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	12.6	$58,403	$(25,223)	$33,180
Non-amortizing intangible assets:
Mutual fund management contracts acquired	—	2,808	—	2,808
Total		$61,211	$(25,223)	$35,988

In fiscal 2006, the Company accelerated non-cash amortization by $8.9 million to write-off intangible assets relating to the termination of certain institutional and high-net-worth asset management contracts at Fox Asset Management. The write-offs were computed by comparing the net present value of projected future client cash flows to the carrying value of the intangible assets. The write-offs are included in other expenses in the Company’s Consolidated Statements of Income for the year ended October 31, 2006.

Amortization expense, including the write-offs of intangible assets noted above, was $2.9 million, $2.6 million and $11.5 million for the years ended October 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense ($)
2009	3,125
2010	3,125
2011	3,125
2012	3,125
2013	3,125

4.	Investments

The following is a summary of investments at October 31, 2008 and 2007:

(in thousands)	2008	2007
Short-term investments:
Consolidated funds:
Commercial paper	$43,006	$—
Debt securities	7,372	—
Sponsored funds	—	50,183
Investment in affiliate	119,565	—
Total	$169,943	$50,183
Long-term investments:
Consolidated funds:
Debt securities	$13,839	$770
Equity securities	17,880	6,515
Separately managed accounts:
Debt securities	17,739	—
Equity securities	13,966	7,853
Sponsored funds	24,898	34,764
Collateralized debt obligation entities	4,118	18,962
Investments in affiliates	22,786	16,297
Other investments	965	950
Total	$116,191	$86,111

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at October 31, 2008 and 2007:

2008 (in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$41,833	$43,006
Debt securities	8,223	7,372
Total	$50,056	$50,378

Long-term investments:
Debt securities	$34,731	$31,578
Equity securities	40,351	31,846
Total	$75,082	$63,424

2007 (in thousands)	Cost	Fair Value
Long-term investments:
Debt securities	$773	$770
Equity securities	13,908	14,368
Total	$14,681	$15,138

Gross unrealized gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds have been reported in income currently as a component of other revenue. Gross unrealized gains and losses on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income currently as unrealized gains and losses (below operating income).

The Company recognized $2.5 million of realized gains and $5.8 million of realized losses related to investments classified as trading for the year ended October 31, 2008. The Company recognized $1.5 million of unrealized gains and $13.2 million of unrealized losses in fiscal 2008 related to trading securities held at October 31, 2008.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at October 31, 2008 and 2007:

2008		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$28,158	$312	$(3,572)	$24,898
Total	$28,158	$312	$(3,572)	$24,898

2007		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Short-term investments:
Sponsored funds	$50,000	$183	$—	$50,183
Long-term investments:
Sponsored funds	25,537	9,341	(114)	34,764
Total	$75,537	$9,524	$(114)	$84,947

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $3.6 million as of October 31, 2008 and determined that these losses were not other than temporary, primarily because the Company has the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $23.4 million at October 31, 2008.

The following is a summary of the Company’s realized gains and (losses) upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the years ended October 31, 2008, 2007 and 2006.

(in thousands)	2008	2007	2006
Gains	$353	$4,746	$4,252
Losses	(1)	(1)	(484)
Net realized gain	$352	$4,745	$3,768

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s ownership interests in the CDO entities are reported at fair value. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDO entities, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2008, combined assets under management in the pools of these CDO entities were $2.6 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities is $4.1 million, which is the carrying value of these investments at October 31, 2008. Investors in CDO entities have no recourse against the Company for any losses sustained in the CDO structure. Management has concluded that the Company is not required to consolidate any of the CDO entities in which it has a minority interest.

The Company recognized impairment losses of $13.2 million and $0.6 million for the years ended October 31, 2008 and 2006, respectively, related to its investments in CDO entities. The impairment losses resulted from a decrease in the estimated future cash flows from the CDO entities combined with an increase in the market yield the Company uses to discount the value of those cash flows to reflect current market conditions. The decrease in estimated future cash flows resulted from increases in projected default rates and decreases in projected recovery rates.

The carrying value of $4.1 million and $19.0 million at October 31, 2008 and 2007, respectively, for the Company’s ownership interests in the CDO entities is their estimated fair value.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.9 million and $9.2 million at October 31, 2008 and 2007, respectively. At October 31, 2008, the Company’s investment exceeded its share of the underlying net assets of LGM by $0.4 million. The Company considers the excess to be goodwill and therefore does not amortize this excess.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $13.9 million and $7.1 million at October 31, 2008 and 2007, respectively. At October 31, 2008, the Company’s investment in the partnership was equal to its share of the underlying net assets.

The Company has a 35 percent equity interest in Eaton Vance Cash Management Fund (“CMF”), an open-end money market mutual fund that invests in short-term obligations and other money market instruments. The Company classified this investment as a short-term investment for financial reporting purposes due to the short-term nature of the underlying securities in which CMF invests. The Company’s $119.6 million investment in the fund was equal to its share of the underlying net assets at October 31, 2008.

The Company reviews its equity method investments annually for impairment pursuant to Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Other investments

Included in other investments are certain investments carried at cost totaling $1.0 million for the years ended October 31, 2008 and October 31, 2007. Management believes that the fair value of these investments approximates their carrying value.

5.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2008 and 2007:

(in thousands)	2008	2007
Equipment	$49,711	$37,683
Leasehold improvements	34,244	15,771
Subtotal	83,955	53,454
Less: Accumulated depreciation and amortization	(32,840)	(27,207)
Equipment and leasehold improvements, net	$51,115	$26,247

Depreciation and amortization expense was $10.4 million, $7.9 million and $4.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.

6.	Related Party Transactions

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (“the Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the senior creditor’s cost of commercial paper funding plus a margin . The Company currently anticipates that the Note, which expires on January 16, 2009, will likely be renewed upon expiration for an additional 364 day period. Subject to certain conditions, the sponsored fund may prepay the Note in whole or in part without premium or penalty. The Note is included in the Company’s Consolidated Balance Sheet as a component of other assets.

For fair value purposes the carrying amount of the note approximates fair value.

7.	Long-term Debt

Ten-Year Senior Notes

On October 2, 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten- year senior notes (“Senior Notes”) due October 2, 2017, resulting in net proceeds of approximately $496.1 million after payment of debt issuance costs. Interest is payable semi-annually in arrears on April 2 and October 2 of each year.

For fair value purposes, the Senior Notes have been valued utilizing publicly available market prices.

Corporate Credit Facility

The Company amended its revolving credit facility on August 13, 2007, increasing its borrowing capacity and extending the expiration of the facility to August 13, 2012. Under the amended facility, the Company may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The facility agreement contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. Neither financial covenants nor fee rates were affected by the amendment. As of October 31, 2008 and 2007, the Company had no borrowings outstanding under its revolving credit facility and was in compliance with all covenants.

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

The Company and its subsidiaries are also subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters would not have a material adverse effect on the consolidated financial statements of the Company.

The Company leases certain office space and equipment under noncancelable operating leases that expire over various terms. The lease payments are recognized on a straight-line basis over the noncancelable term of the lease plus any anticipated extensions. Rent expense under these leases in 2008, 2007 and 2006 amounted to $16.8 million, $9.6 million and $8.2 million, respectively. In September 2006, the Company signed a long-term lease to move the Company’s corporate headquarters to a new location in Boston, Massachusetts. The lease will commence in May 2009. Rent expense for the Company’s new corporate headquarters is included in rent expense for fiscal 2008 to the extent that the Company took control of floors to begin tenant improvements. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount
2009	$12,542
2010	18,114
2011	18,268
2012	17,974
2013 — thereafter	377,671
Total	$444,569

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $10.7 million and $7.6 million of the total $15.0 million of committed capital at October 31, 2008 and 2007, respectively.

9.	Stock-Based Compensation Plans

The Company recognized total compensation expense related to its stock-based compensation plans of $39.4 million, $43.3 million and $36.3 million for the years ended October 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $10.1 million, $11.1 million and $10.0 million for the years ended October 31, 2008, 2007 and 2006, respectively.

On October 30, 2008, the Board of Directors approved the 2008 Omnibus Incentive Plan (the “2008 Plan”). The 2008 Plan, which will be administered by the Compensation Committee of the Board of Directors, allows for awards of stock options, restricted stock and phantom stock to eligible employees and non-employee directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted Shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 6.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2008, no options, restricted stock or phantom stock have been issued pursuant to the 2008 Plan.

Stock Option Plan

Until superseded by the 2008 Plan, the Company’s former stock option plan administered by the Compensation Committee of the Board of Directors (the “2007 Plan”) governed the granting of options to purchase shares of the Company’s Non-Voting Common Stock to eligible employees and to the independent directors of the Company. No stock options may be granted under the 2007 Plan with an exercise price that is less than the fair market value of the stock as of the close of business on the grant date. The options granted under the 2007 Plan expire ten years from the date of grant and options to employees vest over a five-year period as stipulated in each grant. The 2007 Plan contains provisions that, in the event of a change in control as defined in the 2007 Plan, may accelerate the vesting of awards. A total of 4.0 million shares have been reserved for issuance under the 2007 Plan. Through October 31, 2008, options to purchase 3.4 million shares have been issued pursuant to the 2007 Plan. Subsequent to October 30, 2008, no more options may be granted under the 2007 Plan.

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

The weighted average fair values per share of stock options granted during the years ended October 31, 2008, 2007 and 2006 using the Black-Scholes option pricing model were as follows:

	2008	2007	2006
Weighted average grant date fair value per share of options granted	$14.79	$9.62	$8.35

Assumptions:
Dividend yield	1.2% to 1.9%	1.1% to 1.5%	1.4% to 1.6%
Volatility	25% to 29%	25% to 27%	27% to 30%
Risk-free interest rate	3.6% to 4.4%	4.6% to 4.8%	4.5% to 5.1%
Expected life of options	6.8 to 7.8 years	6.8 years	6.8 years

Stock option transactions under the 2007 Plan and predecessor plans are summarized as follows:

For the Year Ended October 31, 2008
(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,579	$19.99
Granted	3,422	47.94
Exercised	(1,814)	14.89
Forfeited/expired	(309)	32.13
Options outstanding, end of period	28,878	$23.49	5.8	$92,178
Options exercisable, end of period	17,079	$17.50	4.5	$88,943
Vested or expected to vest at October 31, 2008	28,406	$23.34	5.7	$92,049

The Company received $23.3 million, $33.0 million and $21.7 million related to the exercise of options under the 2007 Plan and predecessor plans for the years ended October 31, 2008, 2007 and 2006, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2008, 2007 and 2006 was $44.2 million, $47.9 million and $44.5 million, respectively. The total fair value of options that vested during the year ended October 31, 2008 was $24.4 million.

The Company recorded compensation expense of $36.3 million, $40.5 million and $34.2 million for the years ended October 31, 2008, 2007 and 2006, respectively, relating to options granted under the 2007 Plan and predecessor plans. As of October 31, 2008, there was $73.2 million of compensation cost related to unvested options granted under the 2007 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

On November 3, 2008, the Company granted options for the purchase of an additional 3.0 million shares of the Company’s Non-Voting Common Stock under the 2008 Plan at a price of $21.99.

Restricted Stock Plan

Until superseded by the 2008 Plan, the Company’s former restricted stock plan administered by the Compensation Committee of the Board of Directors (the “Former Restricted Stock Plan”) governed the granting of restricted stock to key employees. Shares of the Company’s Non-Voting Common Stock granted under the Former Restricted Stock Plan are subject to restrictions on transferability and carry the risk of forfeiture, based in each case on such considerations as the Compensation Committee shall determine. Unless the Compensation Committee determines otherwise, restricted stock that is still subject to restrictions upon termination of employment shall be forfeited. Restrictions on shares granted lapse over the period ending five years from date of grant. A total of 2.0 million shares have been reserved under the plan. Through October 31, 2008, 0.9 million shares have been issued pursuant to this plan. Subsequent to October 30, 2008, no more restricted shares may be granted pursuant to the Former Restricted Stock Plan.

In the years ended October 31, 2008, 2007 and 2006, 29,965, 13,269 and 40,209 shares, respectively, were issued pursuant to the plan at a weighted average grant date fair value of $48.39, $45.22 and $24.87 per share. Because these shares are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $1.4 million, $1.0 million and $1.0 million for the years ended October 31, 2008, 2007 and 2006, respectively, relating to shares issued pursuant to this plan. As of October 31, 2008, there was $2.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted average period of 3.3 years.

A summary of the Company’s restricted stock activity for the year ended October 31, 2008 is presented below:

For the Year Ended October 31, 2008
(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	178	$21.93
Granted	30	48.39
Vested	(59)	19.56
Unvested, end of period	149	$28.21

On November 3, 2008, the Company granted 0.9 million shares of restricted stock of the Company’s Non-Voting Common Stock under the 2008 Plan.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through October 31, 2008, 7.4 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $1.1 million, $1.0 million and $0.6 million for the years ended October 31, 2008, 2007 and 2006, respectively, relating to the Employee Stock Purchase Plan. The Company received $3.8 million, $3.3 million and $2.9 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2008, 2007 and 2006, respectively.

Incentive Plan — Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan — Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2008, 3.3 million shares have been issued pursuant to this plan. The Company received $6.4 million, $5.6 million and $3.6 million related to shares issued under the Incentive Plan — Stock Alternative for the years ended October 31, 2008, 2007 and 2006, respectively. The Company recorded compensation expense of $0.6 million, $0.8 million and $0.5 million for the years ended October 31, 2008, 2007 and 2006, respectively, relating to the Incentive Plan — Stock Alternative.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2008, options to purchase 1.2 million shares have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $4.7 million and $2.3 million at October 31, 2008 and 2007, respectively.

The fair value of loans receivable has been determined by discounting expected future cash flows using management’s estimates of current market interest rates for such receivables. The fair value of these receivables approximates their carrying value (see Note 17).

10.	Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a Profit Sharing Retirement Plan for the benefit of substantially all employees. The Company has contributed $13.5 million, $10.8 million and $9.9 million for the years ended October 31, 2008, 2007 and 2006, respectively, representing 15 percent of eligible employee compensation (to a maximum of $33,750 annually per employee) for each of the three years.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. The Company’s expense under the plan was $0.9 million, $0.8 million and $0.6 million for the years ended October 31, 2008, 2007 and 2006, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2008. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the Profit Sharing Retirement Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2008, 2007 and 2006 was $162,800, $105,000 and $77,000, respectively.

11.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the voting common stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances.

In fiscal 2008, the Company issued approximately 18,600 shares of its Voting Common Stock. The Company did not repurchase any of its Voting Common Stock during fiscal 2008.

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase plan is not subject to an expiration date.

In fiscal 2008, the Company purchased approximately 4.5 million shares of its Non-Voting Common Stock under the current share repurchase authorization. Approximately 2.7 million additional shares may be repurchased under the current authorization.

12.	Income Taxes

The provision for income taxes for the years ended October 31, 2008, 2007 and 2006 consists of the following:

(in thousands)	2008	2007	2006
Current:
Federal	$154,791	$92,397	$102,297
State	21,160	10,866	11,153
Deferred:
Federal	(44,405)	(9,063)	(10,228)
State	(6,392)	(1,000)	(977)
Total	$125,154	$93,200	$102,245

The Company’s policy is to include interest and penalties in its income tax provision. In fiscal 2008 and 2007, the Company recognized $0.6 million and $1.0 million in interest and penalties, respectively. Accrued interest and penalties, which are included as a component of taxes payable, totaled $3.5 million and $3.0 million at October 31, 2008 and 2007, respectively.

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2008	2007
Deferred tax assets:
Stock-based compensation	$41,858	$33,899
Closed-end fund expenses	91,415	—
Deferred rent	2,900	676
Differences between book and tax bases of investments	8,133	619
Differences between book and tax bases of property	2,522	1,111
Unrealized losses on derivative instruments	1,401	1,558
Capital loss carry-forward	1,637	—
Unrealized net holding losses on investments	1,221	—
Other	285	1,931
Total deferred tax asset	$151,372	$39,794

(in thousands)	2008	2007
Deferred tax liabilities:
Deferred sales commissions	$(28,122)	$(37,573)
Closed-end fund expenses	(65,474)	—
Differences between book and tax bases of goodwill and intangibles	(12,008)	(8,858)
Unrealized net holding gains on investments	—	(3,505)
Other	(273)	(95)
Total deferred tax liability	$(105,877)	$(50,031)
Net deferred tax asset (liability)	$45,495	$(10,237)

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2008 and 2007 as follows:

(in thousands)	2008	2007
Net current deferred tax asset (liability) (1)	$(20,862)	$1,503
Net non-current deferred tax asset (liability)	66,357	(11,740)
Net deferred tax asset (liability)	$45,495	$(10,237)

(1)	Included in other current assets in fiscal 2007

The Company has recorded a deferred income tax asset of $1.6 million as of October 31, 2008 relating to $4.3 million in capital loss carry-forwards. The $4.3 million in capital loss carry-forwards will expire at the end of fiscal 2012. No valuation allowance has been recorded for this capital loss carry-forward, reflecting management’s belief that all of the carry-forward will be recoverable prior to expiration.

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

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.9	2.7	2.5
Minority interest	(0.8)	(0.9)	(0.7)
Stock-based compensation	1.4	1.9	1.2
Other	0.3	0.4	0.9
Effective income tax rate	38.8%	39.1%	38.9%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $9.8 million, $9.9 million and $8.2 million for the years ended October 31, 2008, 2007 and 2006, respectively. Such benefit has been reflected as a component of shareholders’ equity.

Effective November 1, 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements for a tax position taken or expected to be taken in a tax return. FIN 48 requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position in accordance with FIN 48 and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2008 are as follows:

(in thousands)
Balance at November 1, 2007	$14,795
Additions for tax provisions of prior years	1,780
Reductions for tax provisions of prior years	(574)
Additions based on tax provisions related to current year	2,648
Reductions for settlements with taxing authorities	(1,538)
Lapse of statute of limitations	(473)
Balance at October 31, 2008	$16,638

All unrecognized tax benefits are classified as a component of current taxes payable at October 31, 2008.

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

The Company believes that over the next 12 months its outstanding VDA filings and current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease between $11.6 million and $16.6 million in that period, thereby lowering the Company’s effective tax rate.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or non-U.S. tax authorities for fiscal years prior to fiscal 2005.

13.	Derivative Financial Instruments

In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined at the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal years ended October 31, 2008 and 2007, the Company reclassified $0.4 million and $37,000, respectively, of the loss on the Treasury lock transaction into interest expense. At October 31, 2008, the remaining unamortized loss on this transaction was $4.0 million. During fiscal 2009, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

The Company entered into a second Treasury rate lock transaction in October 2007 with an aggregate notional amount of $200.0 million in anticipation of the issuance of senior notes with a maturity in excess of ten years. When it was determined that the Company would not issue senior notes with a maturity in excess of ten years, this interest rate lock was terminated and the net settlement of $6.7 million was recorded as a loss on investments in the Company’s Consolidated Statement of Income for the year ended October 31, 2007.

14.	Minority Interest

Minority interest includes the income allocated to minority shareholders of the Company’s controlled subsidiaries and consolidated funds. For the years ended October 31, 2008, 2007 and 2006, minority interest totaled $7.2 million, $6.3 million and $5.1 million, respectively.

Minority interest in fiscal 2008 reflects a $2.8 million adjustment to reverse stock-based compensation previously allocated to minority shareholders of the Company’s controlled subsidiaries. In fiscal 2008, management determined that the allocation of stock-based compensation expense to minority shareholders reduces the Company’s liability to minority shareholders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment recognized in fiscal 2008 represents the reversal of accumulated stock-based compensation expense allocated to minority shareholders from the date of acquisition. Stock-based compensation expense allocated to minority shareholders in prior periods was neither quantitatively nor qualitatively material to the Company’s consolidated financial statements in any previously reported fiscal years or periods.

Minority interest is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries and consolidated funds. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Consolidated funds are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

15.	Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2008, 2007 and 2006 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount
2008
Net unrealized holding losses on available-for-sale securities	$(12,669)	$4,727	$(7,942)
Foreign currency translation adjustments	(1,055)	379	(676)
Amortization of loss on derivative instruments	447	(157)	290
Other comprehensive income (loss)	$(13,277)	$4,949	$(8,328)

2007
Net unrealized holding gains on available-for-sale securities	$2,615	$(987)	$1,628
Foreign currency translation adjustments	84	(30)	54
Unamortized loss on derivative instruments	(4,430)	1,558	(2,872)
Other comprehensive income (loss)	$(1,731)	$541	$(1,190)

2006
Net unrealized holding gains on available-for-sale securities	$2,793	$(1,039)	$1,754
Foreign currency translation adjustments	99	(36)	63
Other comprehensive income (loss)	$2,892	$(1,075)	$1,817

During the years ended October 31, 2008, 2007 and 2006, the Company reclassified gains of $0.2 million, $2.9 million and $4.1 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

Accumulated other comprehensive income (loss) is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income (loss) at October 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Net unrealized gains (losses) on available-for-sale securities, net of tax	$(2,039)	$5,903
Foreign currency translation adjustments, net of tax	(513)	162
Unamortized loss on derivative instruments, net of tax	(2,583)	(2,872)
Total	$(5,135)	$3,193

16.	Earnings Per Share

The following table provides a reconciliation of net income and common shares used in the earnings per basic share and earnings per diluted share computations for the years ended October 31, 2008, 2007 and 2006:

(in thousands, except per share data)	2008	2007	2006
Net income — basic	$195,663	$142,811	$159,377
Interest adjustment related to contingently convertible debt, net of tax	—	—	1,512
Net income — diluted	$195,663	$142,811	$160,889

Weighted average shares outstanding — basic	115,810	124,527	127,807
Incremental common shares from stock options and restricted stock awards	8,673	10,725	6,726
Incremental common shares related to contingently convertible debt	—	—	2,471
Weighted average shares outstanding — diluted	124,483	135,252	137,004
Earnings per share:
Basic	$1.69	$1.15	$1.25
Diluted	$1.57	$1.06	$1.17

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in earnings per diluted share. Antidilutive incremental common shares related to stock options and unvested restricted stock excluded from the computation of earnings per share were approximately 3,342,000, 73,700 and 140,000 for the years ended October 31, 2008, 2007 and 2006, respectively.

17.	Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s financial instruments at October 31, 2008 and 2007:

	2008		2007
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Short-term investments:
Commercial paper	$43,006	$43,006	$50,183	$50,183
Debt	7,372	7,372	—	—
Investment in affiliate	119,565	119,565	—	—
Long-term investments:
Debt securities	31,578	31,578	770	770
Equity securities	31,846	31,846	14,368	14,368
Sponsored funds	24,898	24,898	34,764	34,764
Collateralized debt obligation entities	4,118	4,118	18,962	18,962
Investments in affiliates	22,786	22,786	16,297	16,297
Other investments	965	965	950	950
Total	$286,134	$286,134	$136,294	$136,294
Note receivable from affiliate	$10,000	$10,000	$—	$—
Notes receivable from stock option exercises	$4,704	$4,704	$2,342	$2,342
Long-term debt	$500,000	$485,728	$500,000	$510,806

Assumptions used in the determination of fair value have been described in Notes 4, 6, 7 and 9.

18.	Regulatory Requirements

Eaton Vance Distributors, Inc. (“EVD”), a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule (Rule 15c3-1), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $41.5 million, which exceeds its minimum net capital requirement of $1.8 million at October 31, 2008. The ratio of aggregate indebtedness to net capital at October 31, 2008 was 0.64-to-1.

19.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company:

	For the Years Ended October 31,
(dollar figures in thousands)	2008	2007	2006
Tax-Managed Growth Portfolio and related funds:
Investment advisory and administration fees, underwriting commissions, distribution plan payments, contingent deferred sales charges and service fees	$175,721	$204,433	$192,109
Percent of revenue	16.0%	18.9%	22.2%

20.	Comparative Quarterly Financial Information (Unaudited)

	2008
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$289,796	$273,426	$282,812	$249,766	$1,095,800
Operating income	$99,167	$96,145	$92,085	$76,355	$363,752
Net income	$57,928	$53,162	$49,621	$34,952	$195,663
Earnings per share:
Basic	$0.50	$0.46	$0.43	$0.30	$1.69
Diluted	$0.46	$0.43	$0.40	$0.28	$1.57

	2007
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$243,176	$260,184	$286,932	$293,808	$1,084,100
Operating income	$1,997	$36,292	$88,858	$105,790	$232,937
Net income	$2,559	$23,093	$55,776	$61,383	$142,811
Earnings per share:
Basic	$0.02	$0.18	$0.45	$0.51	$1.15
Diluted	$0.02	$0.17	$0.41	$0.47	$1.06

21.	Subsequent Event

In November 2008, the Company announced the signing of a definitive agreement to acquire the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The TABS business being acquired managed approximately $6.5 billion in client assets as of October 31, 2008, consisting of approximately $5.0 billion in institutional and high-net-worth family office accounts and approximately $1.5 billion in retail managed accounts. Following the closing, the TABS business will be organized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management, and will maintain its current leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by EVD to retail investors through financial intermediaries.

At closing, the Company will pay $30 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be paid in cash. The Company anticipates that the transaction will close on or before December 31, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, effective November 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 19, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2008. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2008 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effective operation of internal control over financial reporting as of October 31, 2008.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2008 of the Company and our report dated December 19, 2008, expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2008.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 19, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2008:

Name	Age	Position
Thomas E. Faust Jr.	50	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	56	Director
Leo I. Higdon, Jr.	62	Director
Vincent M. O’Reilly	71	Director
Dorothy E. Puhy	56	Director
Duncan W. Richardson	51	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	59	Director
Jeffrey P. Beale	52	Vice President and Chief Administrative Officer
Laurie G. Hylton	42	Vice President and Chief Accounting Officer
Frederick S. Marius	45	Vice President, Secretary and Chief Legal Officer
Robert J. Whelan	47	Vice President, Treasurer and Chief Financial Officer
Matthew J. Witkos	42	President of Eaton Vance Distributors, Inc.

Eaton Vance Corp. was founded as a holding company by Eaton & Howard, Vance Sanders, Inc. in February 1981. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on May 1, 1979.

Mr. Faust has served as Chairman of the Board and Chief Executive Officer since November 1, 2007. Mr. Faust was elected President of the Company in January 2006 and served as Chief Investment Officer from November 2001 until October 31, 2007. He was Executive Vice President of the Company from January 2000 through January 2006 and a Vice President of the Company from December 1987 to January 2000. He has been a Director of the Company since January 2002. Mr. Faust serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

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

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit, Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy has served as Chief Financial Officer of Dana-Faber Cancer Institute, Inc. since March 1994. Ms. Puhy is also a Director of Abiomed, Inc., where she is lead independent Director and Chair of the Audit Committee.

Mr. Richardson has served as a Director of the Company since January 2008. He has been Executive Vice President of the Company since January 2006 and Chief Equity Investment Officer since November 2001. He was Senior Vice President of the Company from October 2000 to January 2006 and a Vice President of the Company from January 1990 to October 2000. Mr. Richardson serves as a member of the Executive and Management Committees established by the Company’s Board of Directors.

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Nominating and Governance Committee and serves as a member of the Audit and Compensation Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of WHS Holdings, LLC, a private investment firm, since June 2002. Mr. Smith is also a Director of AGF Management Ltd. He was formerly an Executive Vice President of Merrill Lynch & Co.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Mr. Beale is a member of the Company’s Management Committee.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Marius has been a Vice President of the Company since April 2004 and was appointed Chief Legal Officer of the Company effective June 2008. Mr. Marius is a member of the Company’s Management Committee. Mr. Marius served as Deputy Chief Legal Officer of the Company from November 2007 to June 2008 and has been an attorney with the Company since April 2004. Mr. Marius was President and General Counsel of Quantitative Investment Advisors, Inc. and U.S. Boston Capital Corporation from 1999 to 2004.

Mr. Whelan has served as Chief Financial Officer of the Company since November 1, 2007. Mr. Whelan is a member of the Company’s Management Committee. Mr. Whelan served as Vice President and Director of Finance of the Company from April 2007 to October 2007. Prior to joining the Company, Mr. Whelan served as Chief Financial Officer of Boston Private Wealth Management Group from December 2004 to March 2007. Prior to joining Boston Private Wealth Management, Mr. Whelan served as Chief Financial Officer of MFS Investment Management from April 2001 to September 2004.

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. since May 2007. Mr. Witkos is a member of the Company’s Management Committee. Prior to joining the Company, Mr. Witkos served as Executive Vice-President — Global Distribution at IXIS Asset Managers Advisors Group from August 2001 to May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2008.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Vincent M. O’Reilly serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2008, of Mr. Faust as Chairman, CEO and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. O’Reilly as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Our overriding compensation philosophy is that executive compensation should be comprised primarily of annual performance-based cash awards and long-term equity awards (e.g., stock options, restricted stock and/or performance based restricted stock), with base salary representing a lesser component of total compensation. We believe the appropriate combination of performance-based annual incentives and long-term equity compensation encourages our management to focus on both financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in equity incentives and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest level of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

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

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors. Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2008, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Facilitating a smooth senior management transition without loss of momentum;
•	Maintaining favorable long-term investment performance across all product categories;
•	Restructuring retail and international distribution to create more client-centric organizations;
•	Accelerating institutional and high-net-worth sales;
•	Increasing the contribution made by our controlled subsidiaries;
•	Diligently controlling costs to support profit margins;
•	Continuing to perform as an industry leader with timely, value-added product innovations, rising market share, strong legal and regulatory oversight, high employee morale and low staff turnover.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Leo I. Higdon, Jr., Vincent M. O’Reilly, Dorothy E. Puhy and Winthrop H. Smith, Jr. Mr. Higdon serves as chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2008, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete. Our peer group, as defined in this pay analysis, includes:

Affiliated Managers Group, Inc.	Federated Investors, Inc.
AllianceBernstein L.P.	Franklin Templeton Investments
BlackRock Financial Management, Inc.	GAMCO Investors
Bank of NY Mellon	INVESCO PLC
Calamos Investments	Janus Capital Group, Inc.
Cohen & Steers	T. Rowe Price Associates, Inc.

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

As part of our annual executive compensation review process in October 2008, our CEO, Executive Vice President, Chief Administrative Officer, Chief Legal Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay as a percentage of total compensation, net income and revenue, respectively.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2007, the Committee reviewed and approved salary increases averaging 5 percent for our named executive officers for fiscal 2008, generally targeting median base salaries for officers in similar positions within our designated peer group. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 10 percent of our total named executive officers’ compensation in fiscal 2008 (as defined in the Summary Compensation table) was paid in the form of base salaries.

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

We maintain a performance-based incentive pool for all of our eligible officers, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pool is calculated each year as a substantially fixed percentage of our adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted for closed-end fund structuring fees and one-time payments, stock-based compensation and any write-off of intangible assets or goodwill associated with our acquisitions (“adjusted operating income”). Subsequent to the payment of the performance-based incentives in November 2008, adjusted operating income was further revised by management to exclude the operating results of consolidated funds. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pool, historical trends, and the allocation of the pool among executive and non-executive officers.

Annual performance-based incentive awards paid to named executive officers under the Executive Performance-Based Compensation Plan are based upon the achievement of pre-established performance goals for the Company set by the Committee at the beginning of the year. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal(s) against which performance will be measured, certifying whether the performance goal(s) have been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income as defined above. Awards made under our Executive Performance-Based Compensation Plan are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or a portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the reward should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal(s).

In October 2007, the Committee established that our named executive officers, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos and Jeffrey P. Beale, were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 1.5 percent and 1.5 percent respectively, of adjusted operating income before the performance-based incentive pool in excess of $92.0 million for the twelve month period ending September 30, 2008. Based on pre-incentive pool adjusted operating income of $489.2 million for the twelve month period ending September 30, 2008, the maximum award potential by this measure for Messrs. Faust, Whelan, Richardson, Witkos and Beale was $19.9 million, $6.0 million, $13.9 million, $6.0 million and $6.0 million, respectively. As a result of their evaluation of the performance of the Company and our executives in October 2008 and the certification that the performance goals had been met, the Committee granted performance-based awards of $3.8 million, $0.9 million, $3.3 million, $2.2 million and $1.0 million to Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based compensation awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options and restricted stock awards. Historically the Committee has primarily used stock options for long-term equity incentive compensation, believing that stock options granted at fair market value with a vesting period of five years and a term of 10 years encourage our executive officers to focus on long-term financial results.

Stock options and restricted stock are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant.

On November 1, 2007, the Committee recommended, and our Board approved, grants of options under the 2007 Plan to named executive officers to purchase 499,400 shares of Non-Voting Common Stock (279,400, 15,700, 139,700, 26,200 and 38,400 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 15 percent of all options awarded to employees on that date. Also on November 1, 2007, the Committee issued 12,400 shares of restricted stock under the 1998 Restricted Stock Plan to named executive officers (4,650 and 7,750 for Messrs. Whelan and Witkos, respectively), representing 41 percent of all restricted stock awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Retirement Plan Benefits

We provide retirement benefits through the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan. Our named executive officers are entitled to participate in both the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan on the same terms and conditions as other employees. The plans do not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2008. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the Eaton Vance Management Profit Sharing Retirement Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2008, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2008 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance and up to an additional $200,000 coverage in supplemental life insurance) and long-term disability insurance coverage that are available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the All Other Compensation column of the Summary Compensation table and related footnotes.

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

Our executive compensation plans are designed to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2008, all compensation paid to our named executive officers was deductible by the Company.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably stock option and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company prior to retirement as defined in our retirement policy. Our equity incentive plan includes provisions that, in the event of a change in control of the Company, as defined in the plan, may accelerate the vesting of awards for all plan participants.

Executive Compensation in Fiscal 2009

In October 2008, the Committee approved fiscal 2009 base salaries for our executive officers, including named executive officers. The Committee made the determination not to increase the base salaries of our named executive officers in fiscal 2009.

In October 2008, the Committee approved the 2009 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ended September 30, 2009, calculated in a manner similar to the awards granted for fiscal 2008. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos, and Jeffrey P. Beale will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 1.5 percent and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $64.4 million for the twelve months ending September 30, 2009, subject to a maximum of $10.0 million for each participant.

In October 2008, the Committee approved the 2008 Omnibus Incentive Plan, with the intent of issuing restricted stock on a broader basis to both named executive officers and other employees. On November 3, 2008, the Committee approved grants of options under the 2008 Omnibus Incentive Plan to our named executive officers to purchase 497,000 shares of Non-Voting Common Stock (238,100, 32,700, 142,900, 44,600 and 38,700 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 16 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 3, 2008, the Committee approved grants to our named executive officers, subject to achieving certain performance conditions, of 193,330 shares of restricted Non-Voting Common Stock (92,600, 12,740, 55,560, 17,360 and 15,040 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 95 percent of all performance-based restricted stock awards on that date. The performance period for these grants ends on September 30, 2009.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Leo I. Higdon, Jr., Chairman
Vincent M. O’Reilly
Dorothy E. Puhy
Winthrop H. Smith, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our named executive officers in fiscal 2008 and 2007, respectively. Our named executive officers’ aggregate base salaries accounted for approximately 10 percent and 6 percent of their total compensation in fiscal 2008 and 2007, while total cash compensation accounted for approximately 71 percent and 75 percent of their total compensation in fiscal 2008 and 2007, respectively. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief
Executive Officer and	2008	500,000	50,721	2,270,165	3,750,000	48,341	6,619,227
President	2007	450,000	59,278	1,801,595	5,750,000	48,794	8,109,667
Robert J. Whelan
Vice President,
Treasurer and Chief
Financial Officer (1)	2008	315,000	104,200	86,003	900,000	43,197	1,448,400
Duncan W. Richardson
Executive Vice
President and Chief
Equity Investment	2008	375,000	72,332	1,776,320	3,250,000	49,091	5,522,743
Officer	2007	350,000	—	1,663,839	4,100,000	47,044	6,160,883
Matthew J. Witkos
President of Eaton
Vance Distributors,
Inc. (1)	2008	305,000	154,184	137,470	2,200,000	44,935	2,841,589
Jeffrey P. Beale
Vice President and
Chief Administrative
Officer (1)	2008	320,000	11,026	495,209	1,000,000	48,285	1,874,520

(1)	This table does not reflect the total compensation paid or earned by Messrs. Whelan, Witkos and Beale for the fiscal year ended October 31, 2007, as the individuals were not named executive officers during fiscal 2007.

(2)	These figures represent compensation cost recognized for financial reporting purposes for the fiscal years ended October 31, 2008 and 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment (“SFAS No. 123R”) on grants of restricted stock and discounts from current market value on stock purchased under the Incentive Plan — Stock Alternative. In fiscal 2008, Messrs. Faust, Whelan, Richardson, Witkos and Beale elected to have 10 percent, 35 percent, 20 percent, 5 percent and 10 percent of their fiscal 2007 annual performance-based cash incentive awards directed to the Incentive Plan —

Stock Alternative, respectively. In fiscal 2007, Mr. Faust elected to have 10 percent of his fiscal 2006 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative.

(3)	These figures represent the option award compensation cost recognized for financial reporting purposes for the fiscal years ended October 31, 2008 and 2007, respectively, in accordance with SFAS No. 123R and relate to option grants made to named executive officers in fiscal 2003 through fiscal 2008. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. There were no forfeitures of any awards by any of the named executive officers during 2008 or 2007. The following assumptions were used in the calculation of fair value for the years indicated:

	2003	2004	2005	2006	2007	2008
Dividend yield	1.4%	1.5%	1.6%	1.6%	1.5%	1.8%
Volatility	30%	29%	28%	30%	27%	28%
Risk-free interest rate	4.2%	4.1%	4.6%	4.5%	4.6%	4.0%
Expected life of option	8.0 years	8.0 years	8.0 years	6.8 years	6.8 years	7.8 years

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2008 and 2007, which were paid in November 2008 and 2007. Messrs. Faust, Whelan and Witkos elected to have 20 percent, 20 percent, and 5 percent of their fiscal 2008 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. Messrs. Faust, Whelan, Richardson, Witkos and Beale elected to have 10 percent, 35 percent, 20 percent, 5 percent and 10 percent of their fiscal 2007 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively.

(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

	Year	Profit Sharing Contribution ($)	Savings Plan Contribution ($)	Employee Stock Purchase Plan Discounts ($)	Tax Return Preparation ($)	Other ($)(a)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief
Executive Officer	2008	33,750	1,040	7,188	4,750	1,613	48,341
and President	2007	33,000	1,040	8,360	4,350	2,044	48,794
Robert J. Whelan
Vice President,
Treasurer and Chief
Financial Officer	2008	33,750	1,040	1,387	—	7,020	43,197
Duncan W.
Richardson
Executive Vice
President and Chief
Equity Investment	2008	33,750	1,040	7,188	5,000	2,113	49,091
Officer	2007	33,000	1,040	8,360	4,350	294	47,044
Matthew J. Witkos
President of Eaton
Vance Distributors,
Inc.	2008	33,750	1,040	1,387	—	8,758	44,935
Jeffrey P. Beale
Vice President
and Chief
Administrative
Officer	2008	33,750	1,040	7,188	5,000	1,307	48,285

(a)	These figures include dividends paid on unvested restricted shares and executive health screening services.

Grants of Plan-Based Awards Table

The following table provides information concerning each plan-based award granted in fiscal 2008 to our named executive officers and other information regarding their grants.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Stock and Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Name and Principal Position	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)
Thomas E. Faust Jr.
Chairman, Chief
Executive Officer and	11/1/2007	—	19,860,000	10,000,000	—		279,400	48.39	4,167,977
President	11/10/2007	—	—	—	13,800	(2)	—	41.66	574,971
Robert J. Whelan
Vice President, Treasurer
and Chief Financial	11/1/2007	—	5,958,000	10,000,000	4,650	(3)	15,700	48.39	459,202
Officer	11/10/2007	—	—	—	3,864	(2)	—	41.66	160,992
Duncan W. Richardson
Executive Vice President
and Chief Equity	11/1/2007	—	13,902,000	10,000,000	—		139,700	48.39	2,083,989
Investment Officer	11/10/2007	—	—	—	19,680	(2)	—	41.66	819,959
Matthew J. Witkos
President
of Eaton Vance	11/1/2007	—	5,958,000	10,000,000	7,750	(3)	26,200	48.39	765,833
Distributors, Inc.	11/10/2007	—	—	—	1,140	(2)	—	41.66	47,498
Jeffrey P. Beale
Vice President and Chief
Administrative Officer	11/1/2007	—	5,958,000	10,000,000	—		38,400	48.39	572,836
	11/10/2007	—	—	—	3,000	(2)	—	41.66	124,994

(1)	Represents the final target figures based on pre-incentive pool adjusted operating income for the twelve month period ended September 30, 2008.

(2)	Reflects stock purchased in fiscal 2008 under the Incentive Plan — Stock Alternative with the allocated portion of the 2007 performance-based incentive award.

(3)	Reflects the number of restricted shares of the Company’s Non-Voting Common Stock granted under the Restricted Stock Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan.

(4)	Reflects the number of stock options granted under the 2007 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2008

The following tables reflect outstanding stock options and unvested restricted stock held by our named executive officers at October 31, 2008:

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options That Are Exercisable (#)	Number of Securities Underlying Unexercised Options That are Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr. Chairman, Chief Executive Officer an President	11/1/1999	108,400	—		8.59	11/1/2009
	11/1/2000	241,848	—		12.27	11/1/2010
	11/1/2001	270,826	—		14.34	11/1/2011
	11/1/2002	307,128	—		14.55	11/1/2012
	11/3/2003	252,370	64,520	(1)	17.51	11/3/2013
	11/1/2004	163,920	109,280	(3)	21.96	11/1/2014
	11/1/2005	55,400	166,200	(5)	24.87	11/1/2015
	11/1/2006	21,080	189,720	(7)	30.11	11/1/2016
	11/1/2007	—	279,400	(10)	48.39	11/1/2017
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	1,414	12,729	(9)	45.22	7/11/2017
	11/1/2007	—	15,700	(11)	48.39	11/1/2017
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/1999	72,000	—		8.59	11/1/2009
	11/1/2000	200,000	—		12.27	11/1/2010
	11/1/2001	250,000	—		14.34	11/1/2011
	11/1/2002	282,600	—		14.55	11/1/2012
	11/3/2003	218,400	54,600	(2)	17.51	11/3/2013
	11/1/2004	155,760	103,840	(4)	21.96	11/1/2014
	11/1/2005	52,625	157,875	(6)	24.87	11/1/2015
	11/1/2006	20,080	180,720	(8)	30.11	11/1/2016
	11/1/2007	—	139,700	(11)	48.39	11/1/2017
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	2,357	21,215	(9)	45.22	7/11/2017
	11/1/2007	—	26,200	(11)	48.39	11/1/2017

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options That Are Exercisable (#)	Number of Securities Underlying Unexercised Options That are Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/1999	28,000	—		8.59	11/1/2009
	11/1/2000	80,000	—		12.27	11/1/2010
	11/1/2001	76,400	—		14.34	11/1/2011
	11/1/2002	82,400			14.55	11/1/2012
	11/3/2003	67,680	16,920	(2)	17.51	11/3/2013
	11/1/2004	41,040	27,360	(4)	21.96	11/1/2014
	11/1/2005	14,550	43,650	(6)	24.87	11/1/2015
	11/1/2006	5,520	49,680	(8)	30.11	11/1/2016
	11/1/2007	—	38,400	(11)	48.39	11/1/2017

Stock Awards
Name and Principal Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	—	—		—
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	4,479	(12)	98,538
	11/1/2007	4,650	(13)	102,300
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	—	—		—
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	7,464	(12)	164,208
	11/1/2007	7,750	(13)	170,500
Jeffrey P. Beale Vice President and Chief Administrative Officer	—	—		—

(1)	Amount represents nonqualified options. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 3, 2003, and the final 20% vests on November 3, 2008.

(2)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 3, 2003; and the final 20% vests on November 3, 2008.

(3)	Amount represents nonqualified options. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2004; 20% vests on November 1, 2008 and November 1, 2009.

(4)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2004; 20% vests on November 1, 2008 and November 1, 2009.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005; 20% vests on November 1, 2008, 25% vests on November 1, 2009 and the final 30% vests on November 1, 2010.

(6)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005; 20% vests on November 1, 2008, 25% vests on November 1, 2009 and the final 30% vests on November 1, 2010.

(7)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 15% vests on November 1, 2008, 20% vests on November 1, 2009, 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.

(8)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 15% vests on November 1, 2008, 20% vests on November 1, 2009, 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.

(9)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on July 11, 2007; 15% vests on July 11, 2009, 20% vests on July 11, 2010, 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.

(10)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 10% vests on November 1, 2008, 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

(11)	Amounts represent incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 10% vests on November 1, 2008, 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

(12)	Amounts represent restricted stock awards. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The restricted stock awards were granted on July 11, 2007; 15% vests on July 11, 2009, 20% vests on July 11, 2010, 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.

(13)	Amounts represent restricted stock awards. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The restricted stock awards were granted on November 1, 2007; 10% vests on November 1, 2008, 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2008.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(2)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	5,710	13,356	—	—
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	497	17,145
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	—	—	—	—
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	829	28,597
Jeffrey P. Beale Vice President and Chief Administrative Officer	—	—	—	—

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market depreciation in fiscal 2008 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2008.

Name and Principal Position	Aggregate Earnings in Fiscal 2008 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2008 ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	(6,140,634)	(133,848)	4,956,817
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	(14,876)	—	33,863
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	—
Jeffrey P. Beale Vice President and Chief Administrative Officer	(5,614)	—	12,779

(1)	Amounts represent net investment losses on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Richardson and Beale of $21,550, $14,876 and $5,614, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $133,848. Additionally, the aggregate earnings include market depreciation of $6,252,932 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment. The table below assumes such events occurred on October 31, 2008. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name and Principal Position	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	294,612	—	294,612
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	200,838	—	200,838
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	249,827	—	249,827
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	334,708	—	334,708
Jeffrey P. Beale Vice President and Chief Administrative Officer	77,202	—	77,202

(1)	Amounts shown for Messrs. Faust, Richardson and Beale represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 ($22.00) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 (i.e., options that are not in the money) have been excluded from the table above. Amounts shown for Messrs. Whelan and Witkos represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 multiplied by the number of unvested restricted shares each of them holds.

(2)	As of October 31, 2008 none of the named executive officers had met the age and service requirements under the retirement eligibility clause of the Company’s equity programs.

(3)	Amounts shown for Messrs. Faust, Richardson and Beale represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 ($22.00) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 (i.e., options that are not in the money) have been excluded from the table above. Amounts shown for Messrs. Whelan and Witkos represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2008 multiplied by the number of unvested restricted shares each of them holds.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then outstanding Non-Voting Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;
2)	Individuals who, as of October 25, 2006, constitute the Company’s Board of Directors cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;
3)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation; or

4)	Approval by the Voting Shareholders of the Company of a complete liquidation or dissolution of the Company, the sale or other disposition of all or substantially all of the assets of the Company, the sale or disposition of substantially all of the assets of Eaton Vance Management, or an assignment of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management.

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Omnibus Incentive Plan as:

1)	The acquisition, other than from the Company or with the Company’s interest, by any individual, entity or group of beneficial ownership of 50 percent or more of the combined voting power of the then outstanding Voting Stock; provided, that any acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries shall not constitute a Change in Control;

2)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation (a “Business Combination”), in each case with respect to which all or substantially all of the individuals and entities who are the respective beneficial owners of Voting Stock immediately prior to such Business Combination will not, following such Business Combination, beneficially own, directly or indirectly, more than 50 percent of, respectively, the then combined voting power of the then outstanding Voting Stock entitled to vote generally in the election of directors of the Company or other entity resulting from the Business Combination in substantially the same proportion as their ownership immediately prior to such Business Combination; or

3)	Approval by the Voting Shareholders of (i) a complete liquidation or dissolution of the Company, (ii) a sale or other disposition of all or substantially all of the assets of the Company, (iii) a sale or disposition of Eaton Vance Management (or any successor thereto) or of all or substantially all of the assets of Eaton Vance Management (or any successor thereto), or (iv) an assignment by any direct or indirect investment adviser Subsidiary of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management of all such subsidiaries of the Company, in the case of (ii), (iii) or (iv) other than to a corporation or other entity with respect to which, following such sale or disposition or assignment, more than 50 percent of the outstanding combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the corporation or other entity is then owned beneficially, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners of the Voting Stock immediately prior to such sale, disposition or assignment in substantially the same proportion as their ownership of the Voting Stock immediately prior to such sale, disposition or assignment.

Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change of Control:

1)	The acquisition, holding or disposition of Voting Stock deposited under the Voting Trust Agreement dated as of October 30, 1997, as amended, of the voting trust receipts issued therefore, any change in the persons who are voting trustees thereunder, or the acquisition, holding or disposition of Voting Stock deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefore, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.

2)	Any termination or expiration of a voting trust agreement under which Voting Securities have been deposited or the withdrawal there from of any Voting Securities deposited thereunder, if all Voting Securities and/or the voting trust receipts issued therefor continue to be held thereafter by the same persons in the same amounts.

3)	The approval by the holders of the Voting Stock of a reorganization of the Company into different operating groups, business entities or other reorganization after which the voting power of the Company is maintained as substantially the same as before the reorganization by the holders of the Voting Stock.

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

Director Compensation

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted options with a Black-Scholes value of $50,000 on the first business day in November. In addition, each new director receives an option grant with a Black-Scholes value of $50,000 at the first Board meeting following his or her election. All options granted to non-employee directors are immediately exercisable.

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $50,000 for their service as a director.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone)
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone)

The Chairs of Board Committees and the lead independent Director receives additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation and Nominating and Governance Committees: $5,000
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

Beginning in fiscal 2009, under our 2008 Omnibus Incentive Plan, our non-employee directors will be granted options with a Black-Scholes value of $50,000 and a phantom stock award equivalent to $50,000 on the first business day in November. In addition, each new director will receive an option grant with a Black-Scholes value of $50,000 and a phantom stock award equivalent to $50,000 at the first Board meeting following his or her election. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the second anniversary of the grant date.

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Ann E. Berman	80,200	119,156	199,356
Leo I. Higdon, Jr.	72,100	146,676	218,276
Vincent M. O’Reilly	125,600	146,676	272,276
Dorothy E. Puhy	84,300	99,948	184,248
Winthrop H. Smith, Jr.	89,250	152,853	242,103

(1)	These figures represent expense recognized during fiscal 2008 for financial reporting purposes in accordance with SFAS No. 123R. The assumptions used in the calculation of these amounts are included in Note 9 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

(2)	As of October 31, 2008, each director has the following number of options outstanding (all vested and unvested):

Ann E. Berman	23,200
Leo I. Higdon, Jr.	83,944
Vincent M. O’Reilly	46,900
Dorothy E. Puhy	20,400
Winthrop H. Smith, Jr.	46,900

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2008, Jeffery P. Beale, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Lisa M. Jones, Michael R. Mach, Robert B. MacIntosh , Frederick S. Marius, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, G. West Saltonstall, Judith A. Saryan, Payson F. Swaffield, Michael W. Weilheimer, Robert J. Whelan and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2010. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the eighteen Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is 255 State Street, Boston, Massachusetts 02109.

The following table sets forth the beneficial owners at October 31, 2008 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 390,009 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percentage of Class
Voting Common Stock	Thomas E. Faust Jr.	74,277	19.04%
Voting Common Stock	Duncan W. Richardson	44,566	11.43%
Voting Common Stock	Jeffrey P. Beale	29,389	7.54%
Voting Common Stock	Maureen A. Gemma	18,623	4.78%
Voting Common Stock	Lisa M. Jones	18,623	4.78%
Voting Common Stock	Frederick S. Marius	18,623	4.78%
Voting Common Stock	G. West Saltonstall	18,623	4.78%
Voting Common Stock	Payson F. Swaffield	18,623	4.78%
Voting Common Stock	Robert J. Whelan	18,623	4.78%
Voting Common Stock	Matthew J. Witkos	18,623	4.78%

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percentage of Class
Voting Common Stock	Cynthia J. Clemson	13,927	3.57%
Voting Common Stock	Michael R. Mach	13,927	3.57%
Voting Common Stock	Robert B. MacIntosh	13,927	3.57%
Voting Common Stock	Thomas M. Metzold	13,927	3.57%
Voting Common Stock	Scott H. Page	13,927	3.57%
Voting Common Stock	Walter A. Row, III	13,927	3.57%
Voting Common Stock	Judith A. Saryan	13,927	3.57%
Voting Common Stock	Michael W. Weilheimer	13,927	3.57%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., The Eaton Vance Building, 255 State Street, Boston, MA 02109.

Messrs. Faust and Richardson are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Marius, and Whelan are officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson, Ms. Gemma, Ms. Jones and Ms. Saryan and Messrs. Mach, MacIntosh, Metzold, Page, Row, Saltonstall, Swaffield, Weilheimer and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2008, the executive officers and Directors of the Company, as a group, beneficially owned 6,496,889 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 5.4 percent of the 119,579,271 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 115,421,762 shares outstanding plus 3,934,429 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2008 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)(b)		Percentage of Class (c)
Non-Voting Common Stock	Thomas E. Faust Jr.	3,461,150	(d)(e)	2.95%
Non-Voting Common Stock	Duncan W. Richardson	1,930,234		1.65%
Non-Voting Common Stock	Jeffrey P. Beale	573,511		*
Non-Voting Common Stock	Leo I. Higdon, Jr.	92,926		*
Non-Voting Common Stock	Vincent M. O’Reilly	47,324		*
Non-Voting Common Stock	Winthrop H. Smith, Jr.	44,850		*
Non-Voting Common Stock	Matthew J. Witkos	25,175		*
Non-Voting Common Stock	Dorothy E. Puhy	22,900		*
Non-Voting Common Stock	Ann E. Berman	21,950		*
Non-Voting Common Stock	Robert J. Whelan	17,480		*
All current executive officers and Directors as a group (12 individuals)		6,496,889

*	Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 115,421,762 outstanding shares plus options exercisable within 60 days of 1,644,012 for Mr. Faust, 1,444,175 for Mr. Richardson, 449,950 for Mr. Beale, 81,894 for Mr. Higdon, 44,850 for Mr. O’Reilly, 44,850 for Mr. Smith, 5,752 for Mr. Witkos, 20,400 for Ms. Puhy, 18,950 for Ms. Berman and 3,449 for Mr. Whelan. The denominator for Mr. Faust also included 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 2,000 shares held by a custodian on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

Information has been provided under Item 5 in this Annual Report of Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 2.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective October 30, 2002. Loans outstanding under our program amounted to $4.7 million at October 31, 2008.

During the year ended October 31, 2008, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time in an aggregate amount in excess of $120,000.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2008 our Board of Directors was comprised of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer and the following independent Directors: Vincent M. O’Reilly, Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy and Winthrop H. Smith, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2008 and 2007 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2008	2007
Audit fees	$1,409,240	$1,259,555
Audit-related fees (1)	75,115	35,000
Tax fees (2)	323,843	239,610
All other fees(3)	63,729	218,388
Total	$1,871,927	$1,752,553

(1)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. In fiscal 2007, this category includes fees related to an acquisition.

(2)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(3)	All other fees consist of assurance and related services that are reasonably related to the performance of the audit of the Company’s financial statements. The category includes fees related to the performance of audits and attest services not required by statute or regulation and audits of the Company’s benefit plans. In fiscal 2007 this category includes fees related to due diligence of potential acquisitions, audit services related to the senior debt offering and agreed-upon procedures.

Our Audit Committee reviews all audit, tax and all other fees at least annually. Our Audit Committee pre-approved all audit and tax services in fiscal 2008 and 2007. Our Audit Committee has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 116 through 121 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/  Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President
December 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	Chairman, Chief Executive Officer and President	December 19, 2008

/s/ Robert J. Whelan Robert J. Whelan	Chief Financial Officer	December 19, 2008

/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	December 19, 2008

/s/ Duncan W. Richardson Duncan W. Richardson	Director, Executive Vice President and Chief Equity Investment Officer	December 19, 2008

/s/ Ann E. Berman Ann E. Berman	Director	December 19, 2008

/s/ Leo I. Higdon, Jr. Leo I. Higdon, Jr.	Director	December 19, 2008

/s/ Vincent M. O’Reilly Vincent M. O’Reilly	Director	December 19, 2008

/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	December 19, 2008

/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	December 19, 2008

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
2.7
Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 99.1 to the Form 8-K filed November 11, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.4
Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.22
Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on October 30, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1	List of the Company’s Subsidiaries as of October 31, 2008 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).