Form 10-Q
period 2009-01-31
EATON VANCE CORP
filed 2009-03-10
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

or

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

Non-accelerated filer ☐ (Do not check if smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Shares outstanding as of January 31, 2009:
    Voting Common Stock — 431,790 shares
    Non-Voting Common Stock — 116,471,279 shares

Eaton Vance Corp.
Form 10-Q
For the Three Months Ended January 31, 2009

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)
	January 31, 2009	October 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$268,329	$196,923
Short-term investments	49,230	169,943
Investment advisory fees and other receivables	98,578	108,644
Note receivable from affiliate	15,000	—
Other current assets	7,253	9,291

Total current assets	438,390	484,801

Other Assets:
Deferred sales commissions	64,970	73,116
Goodwill	122,234	122,234
Other intangible assets, net	83,451	39,810
Long-term investments	106,477	116,191
Deferred income taxes	78,030	66,357
Equipment and leasehold improvements, net	67,048	51,115
Note receivable from affiliate	—	10,000
Other assets	4,624	4,731

Total other assets	526,834	483,554

Total assets	$965,224	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2009	October 31, 2008
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$26,439	$93,134
Accounts payable and accrued expenses	60,141	55,322
Dividends payable	18,120	17,948
Taxes payable	19,408	848
Deferred income taxes	20,369	20,862
Other current liabilities	2,982	3,317

Total current liabilities	147,459	191,431

Long-Term Liabilities:
Long-term debt	500,000	500,000
Contingent purchase price liability	16,685	—
Other long-term liabilities	31,297	26,269

Total long-term liabilities	547,982	526,269

Total liabilities	695,441	717,700

Non-controlling interests	4,246	10,528

Commitments and contingencies (See Note 18)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 431,790 and 390,009 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 116,471,279 and 115,421,762 shares, respectively	455	451
Notes receivable from stock option exercises	(3,567)	(4,704)
Accumulated other comprehensive loss	(6,707)	(5,135)
Retained earnings	275,354	249,513

Total shareholders’ equity	265,537	240,127

Total liabilities and shareholders’ equity	$965,224	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share data)	2009	2008
Revenue:
Investment advisory and administration fees	$160,512	$210,686
Distribution and underwriter fees	21,083	37,039
Service fees	27,600	40,803
Other revenue	276	1,268

Total revenue	209,471	289,796

Expenses:
Compensation of officers and employees	69,626	81,927
Distribution expense	22,056	32,791
Service fee expense	23,049	33,457
Amortization of deferred sales commissions	9,557	13,424
Fund expenses	5,032	6,516
Other expenses	28,152	22,514

Total expenses	157,472	190,629

Operating income	51,999	99,167

Other Income (Expense):
Interest income	1,271	4,380
Interest expense	(8,416)	(8,414)
Realized (losses) gains on investments	(1,130)	353
Unrealized gains (losses) on investments	314	(821)
Foreign currency gains (losses)	61	(20)
Impairment losses on investments	(106)	—

Income before income taxes, non-controlling interest and equity in net income (loss) of affiliates	43,993	94,645
Income taxes	(17,460)	(37,023)
Non-controlling interest	(603)	(1,362)
Equity in net income (loss) of affiliates, net of tax	(1,233)	1,668
Net income	$24,697	$57,928

Earnings Per Share:
Basic	$0.21	$0.50
Diluted	$0.21	$0.46

Weighted-Average Shares Outstanding:
Basic	115,910	116,337
Diluted	118,608	127,132

Dividends Declared Per Share	$0.155	$0.150

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2009	2008
Cash and cash equivalents, beginning of period	$196,923	$434,957

Cash Flows from Operating Activities:
Net income	24,697	57,928
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Losses on investments	1,825	422
Amortization of long-term investments	354	388
Equity in net (income) loss of affiliates	1,923	(2,646)
Dividends received from affiliates	223	—
Non-controlling interest	603	1,362
Interest on long-term debt and amortization of debt issuance costs	209	254
Deferred income taxes	(11,218)	(8,855)
Stock-based compensation	10,927	11,730
Depreciation and other amortization	3,897	3,089
Amortization of deferred sales commissions	9,557	13,398
Payment of capitalized sales commissions	(4,351)	(9,594)
Contingent deferred sales charges received	2,925	3,262
Proceeds from the sale of trading investments	16,096	4,662
Purchase of trading investments	(17,229)	(18,687)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	14,311	3,670
Other current assets	2,033	33
Other assets	(5)	29
Accrued compensation	(66,659)	(69,216)
Accounts payable and accrued expenses	4,974	(12,010)
Taxes payable — current	18,560	25,273
Other current liabilities	(332)	(5,483)
Taxes payable — long-term	—	906
Other long-term liabilities	3,633	—

Net cash provided by (used for) operating activities	16,953	(85)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(19,836)	(1,815)
Net cash paid in acquisition	(30,381)	—
Proceeds from the sale of available-for-sale investments and investments in affiliates	120,761	15,469
Purchase of available-for-sale investments	(221)	(3,336)

Net cash provided by investing activities	70,323	10,318

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2009	2008
Cash Flows From Financing Activities:
Distributions to minority shareholders	(783)	(1,348)
Issuance of short-term note receivable to affiliate	(5,000)	—
Excess tax benefit of stock option exercises	7,423	5,151
Proceeds from issuance of Voting Common Stock	86	—
Proceeds from issuance of Non-Voting Common Stock	5,424	15,920
Repurchase of Non-Voting Common Stock	(4,953)	(152,537)
Principal repayments on notes receivable from stock option exercises	1,498	265
Dividends paid	(17,948)	(17,780)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	2,014	176
Redemption of mutual fund subsidiaries’ capital stock	(3,655)	(52)

Net cash used for financing activities	(15,894)	(150,205)

Effect of currency rate changes on cash and cash equivalents	24	(10)

Net increase (decrease) in cash and cash equivalents	71,406	(139,982)

Cash and cash equivalents, end of period	$268,329	$294,975

Supplemental Cash Flow Information:
Interest paid	$36	$35
Income taxes paid	$2,017	$20,529

Supplemental Non-Cash Flow Information:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(4,442)	$(62)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(4,461)	$(468)
Exercise of stock options through issuance of notes receivable	$361	$1,784

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

2.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence, but not control (such as representation on the investee’s board of directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. The Company provides for non-controlling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

3.	Reclassifications and Presentation

Certain prior year amounts have been reclassified to conform to the current year presentation. Certain finders fees have been reclassified from other expenses to distribution expenses.

4.	Adoption of New Accounting Standards

The Company adopted the following accounting standards in the three months ended January 31, 2009.

Impairment Guidance
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets,” to align it with the impairment guidance of FASB Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Both standards now require management to consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. The adoption of FSP EITF 99-20-1 on November 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

Disclosures of Transfers of Financial Assets
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — as amended,” and FASB Interpretation No. 46(R), “Consolidation of

Variable Interest Entities (as amended),” to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprises involvement with variable interest entities. The Company has included the enhanced disclosures required by the FSP in Note 10.

Accounting for Income Tax Benefits
In June 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company’s adoption of the provisions of EITF 06-11 on November 1, 2008 had no impact on the Company’s consolidated financial statements.

Fair Value Option
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on November 1, 2008, without electing to apply the fair value option to any of its eligible financial assets or liabilities existing on its consolidated balance sheet as of November 1, 2008, or for any new eligible assets or liabilities recognized subsequent to November 1, 2008. Therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or liabilities upon their initial recognition.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring financial assets include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and assets and liabilities initially measured at fair value in a business combination or purchase.

The Company adopted the provisions of SFAS No. 157 on November 1, 2008, with the exception of the application of FSP FAS 157-2 related to non-recurring non-financial assets and liabilities, and has provided the required disclosures in Note 9. The partial adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.

5.	Recent Accounting Developments

Fair Value Measurements
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring financial assets include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and assets and liabilities initially measured at fair value in a business combination or purchase. The Company does not expect that the adoption of the provisions of FSP FAS 157-2 for non-recurring non-financial assets and liabilities will have a material impact on its consolidated financial statements.

Earnings per Share
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company’s fiscal year that begins on November 1, 2009 and will require a retrospective adjustment to all prior period earnings per share. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

Intangible Assets
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (as amended).” FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP. FSP FAS No. 142-3 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. The Company does not anticipate that the provisions of FSP FAS No. 142-3 will have an impact on its consolidated results of operations or consolidated financial position.

Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Related Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure provisions of SFAS No. 161 are effective for the Company’s fiscal quarter that begins on February 1, 2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the impact on our consolidated financial statements.

Business Combinations
In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value, with limited exceptions. It also addresses the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liaibilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs be expensed as incurred. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

6.  Acquisitions

On December 31, 2008, the Company acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The operating results of the TABS business have been included in the consolidated financial statements since that date. Proforma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying consolidated statements of income. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. The selling group includes a member of the TABS leadership team who became an employee of EVM on December 31, 2008. All future payments will be paid in cash.

In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which will be amortized over a 10 year period, and a contingent purchase price liability of $16.7 million. The contingent purchase price liability of $16.7 million represents the difference between net cash paid in acquisition and total tangible and intangible assets acquired.

7.	Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2009:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	10.5	$107,085	$(29,267)	$77,818

Non-amortizing intangible assets:
Mutual fund management contract acquired		5,633	—	5,633
Total		$112,718	$(29,267)	$83,451

The increase in the gross carrying amount of amortizing intangible assets from October 31, 2008 can be attributed to the $44.8 million of intangible assets acquired in conjunction with the purchase of the TABS business on December 31, 2008 as further described in Note 6.

8.	Investments

The following is a summary of investments at January 31, 2009:

(in thousands)
Short-term investments:
Consolidated funds:
Commercial paper	$21,533
Debt securities	27,697
Total	$49,230

Long-term investments:
Consolidated funds:
Debt securities	$14,516
Equity securities	1,795
Separately managed accounts:
Debt securities	20,697
Equity securities	13,212
Sponsored funds	21,454
Collateralized debt obligation entities	3,764
Investments in affiliates	30,074
Other investments	965
Total	$106,477

The Company recognized an impairment loss totaling $0.1 million in the first three months of fiscal 2009, representing a loss related to one of the Company’s four cash instrument collateralized debt obligation (“CDO”) entities. The impairment loss resulted from a decrease in the estimated future cash flows from the CDO entity resulting from an increase in the projected default rate of the underlying loan portfolio.

9.  Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on November 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1
Investments valued using quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolios of consolidated funds and separate accounts, which are classified as trading, and investments in sponsored mutual funds which are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

Level 3
Investments valued using unobservable inputs that are supported by little or no market activity. Level 3 valuations are derived primarily from model-based valuation techniques that require significant management judgment or estimation based on assumptions that the Company believes market participants would use in pricing the asset or liability. Investments in this category include investments in CDO entities that are measured at fair value on a non-recurring basis when facts and circumstances indicate the investment has been impaired. The fair values of CDOs are derived from models created to estimate cash flows using key inputs such as default and recovery rates for the underlying portfolio of loans or other securities. CDOs measured at fair value on a non-recurring basis are classified as Level 3 because at least one of the significant inputs used in the determination of fair value is not observable.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. These levels are not necessarily an indication of the risk or liquidity associated with the investments. Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in CDO entities that have not been impaired in the current fiscal period and certain investments carried at cost.

The following table summarizes the assets measured at fair value on a recurring basis at January 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets not held at Fair Value(1)	Total
Cash equivalents	$54,705	$120,490	$—	$—	$175,195
Total	$54,705	$120,490	$—	$—	$175,195

Short-term investments:
Consolidated funds:
Commercial paper	$—	$21,533	$—	$—	$21,533
Debt securities	—	27,697	—	—	27,697
Total	$—	$49,230	$—	$—	$49,230

Long-term investments:
Consolidated funds:
Debt securities	$14,516	$—	$—	$—	$14,516
Equity securities	1,795	—	—	—	1,795
Separately managed accounts:
Debt securities	10,582	10,115	—	—	20,697
Equity securities	13,208	4	—	—	13,212
Sponsored funds	18,631	2,823	—	—	21,454
Collateralized debt obligation entities	—	—	—	3,089	3,089
Investments in affiliates	—	—	—	30,074	30,074
Other investments	—	57	—	908	965
Total	$58,732	$12,999	$—	$34,071	$105,802

(1)	Includes investments in equity method investees and other assets which, in accordance with GAAP, are not accounted for under a fair value measure.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The following table summarizes the assets measured at fair value on a non-recurring basis at January 31, 2009:

(in thousands)	Total Level 3	Total Losses
Collateralized debt obligation entities	$675	$(106)
Total	$675	$(106)

The Company has investments in five CDO entities totaling $3.8 million on January 31, 2009. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired at which point the investment is written down to fair value. The Company recorded an impairment of $0.1 million as of January 31, 2009 on one of the CDO entities which is reflected in the non-recurring asset table above.

The provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities have not been applied. The required implementation of these disclosures has been deferred until November 1, 2009.

10. Variable Interest Entities

Investments in Variable Interest Entities That Are Not Consolidated
In the normal course of business, the Company maintains investments in sponsored CDO entities and privately offered equity funds that are considered variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” In most instances, these variable interests represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor.

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At January 31, 2009, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

As of January 31, 2009, the Company managed five CDO entities with total assets of $2.4 billion, in which the Company held investments totaling $3.8 million. In the three months ended January 31, 2009, the Company did not provide any financial or other support that it was not previously contractually required to provide and the Company’s risk of loss remains limited to the $3.8 million carrying value of the investments on its Consolidated Balance Sheet at January 31, 2009. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 8. Income from these entities is recorded as a component of interest income based upon projected investment yield in accordance with the provisions of EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

The Company had investments in 16 privately offered equity funds totaling $2.8 million on January 31, 2009 and assets under management in these entities totaling $12.6 billion at January 31, 2009. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (“the Note”) with one of the privately offered equity funds in which it invests. The Note was renewed upon expiration on January 16, 2009 for an additional 334 day period and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. As a result of the renewal of the Note, the Company’s risk of loss increased to $17.8 million on January 31, 2009, representing the $2.8 million carrying value of the investments on its Consolidated Balance Sheet and the stated amount of the Note on January 31, 2009. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of long-term investments in Note 8.

These investments are classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the Company records any change in fair value, net of tax, in other comprehensive income. The Note is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

Investments in Variable Interest Entities That Are Consolidated
Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), a majority owned subsidiary of the Company, maintains a 40 percent economic interest in Parametric Risk Advisors LLC (“Parametric Risk Advisors”), which meets the definition of a VIE under FIN 46(R). The equity investment at risk in Parametric Risk Advisors is not sufficient to permit Parametric Risk Advisors to finance its own activities without additional subordinated financial support from Parametric Portfolio Associates and the voting rights of the investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company made the determination at the date of acquisition that Parametric Portfolio Associates is, by definition, the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support and ultimately obligated to absorb 100 percent of the losses despite its 40 percent economic interest.

At January 31, 2009, Parametric Risk Advisors had assets of $2.9 million, consisting of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.1 million, consisting of accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its consolidated financial statements.

11.  Related Party Transactions

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the funds cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. The Note is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

12.  Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan Stock Alternative and the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”). The Company recognized total compensation cost related to its plans of $11.0 million and $11.7 million for the three months ended January 31, 2009 and 2008, respectively. The total income tax benefit recognized for stock-based compensation arrangements was $3.3 million and $3.2 million for the three months ended January 31, 2009 and 2008, respectively.

2008 Omnibus Incentive Plan

On October 30, 2008, the Board of Directors approved the 2008 Plan. The 2008 Plan, which is administered by the Compensation Committee of the Board of Directors, allows for awards of stock options, restricted shares and phantom stock to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting

Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 6.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2009, 1.0 million restricted shares and options to purchase 3.1 million shares have been issued pursuant to the 2008 Plan.

Stock Options
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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2009 and 2008 using the Black-Scholes option pricing model were as follows:

	2009	2008
Weighted-average grant date fair value of options granted	$6.71	$14.90
Assumptions:
Dividend yield	2.8% to 3.1%	1.2% to 1.6%
Volatility	32%	25% to 27%
Risk-free interest rate	2.9% to 4.6%	3.6% to 4.3%
Expected life of options	7.4 years	6.8 to 7.8 years

Stock option transactions under the 2008 Plan and predecessor plans for the three months ended January 31, 2009 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,878	$23.49
Granted	3,084	21.97
Exercised	(51)	13.51
Forfeited/expired	(92)	31.25
Options outstanding, end of period	31,819	$23.33	5.9	$55,224
Options exercisable, end of period	20,105	$18.79	4.6	$55,222
Vested or expected to vest	31,351	$23.22	5.9	$55,224

The Company received $0.3 million and $9.2 million related to the exercise of options for the three months ended January 31, 2009 and 2008, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2009 and 2008 was $0.3 million and $20.4 million, respectively. The total fair value of options that vested during the three months ended January 31, 2009 was $26.9 million.

The Company recorded compensation expense of $9.2 million and $10.2 million for the three months ended January 31, 2009 and 2008, respectively, relating to the options issued under the 2008 Plan and predecessor plans. As of January 31, 2009, there was $83.3 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. The Company recorded total compensation expense of $1.4 million and $0.4 million for the three months ended January 31, 2009 and 2008, respectively, relating to restricted shares issued pursuant to the 2008 Plan and the predecessor plan. As of January 31, 2009, there was $25.6 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.6 years.

A summary of the Company’s restricted share activity for the three months ended January 31, 2009 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	149	$28.21
Granted	956	21.96
Vested	(74)	20.25
Forfeited/expired	(1)	21.99
Unvested, end of period	1,030	$22.99

Phantom Stock
In the three months ended January 31, 2009, 11,437 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The Company recorded compensation expense of $0.1 million for the three months ended January 31, 2009 relating to units issued pursuant to the 2008 Plan. As of January 31, 2009, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through January 31, 2009, 7.5 million shares have been issued pursuant to this plan. The Company recorded compensation expense of $0.2 million and $0.7 million for the three months ended January 31, 2009 and 2008, respectively, relating to the Employee Stock Purchase Plan. The Company received $2.2 million and $1.8 million related to shares issued under the Employee Stock Purchase Plan in the three months ended January 31, 2009 and 2008, respectively.

Incentive Plan Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan Stock Alternative. The plan permits employees and officers to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through January 31, 2009, 3.5 million shares have been issued pursuant to this plan. The Company did not record compensation expense for the three months ended January 31, 2009 relating to the Incentive Plan Stock Alternative as the purchase which occurred during the quarter was non-compensatory. The Company recorded compensation expense of $0.4 million for the three months ended January 31, 2008 relating to the Incentive Plan Stock Alternative. The Company received $2.9 million and $4.9 million related to shares issued under the Incentive Plan Stock Alternative in the three months ended January 31, 2009 and 2008, respectively.

The ACM Plan

In the three months ended January 31, 2009, approximately 57,000 profit units tied to the performance of Atlanta Capital Management Company, LLC were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $17.55. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. The Company recorded compensation expense of $0.1 million for the three months ended January 31, 2009 relating to units issued. As of January 31, 2009, there was $0.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.8 years.

13.	Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first three months of fiscal 2009, the Company purchased approximately 0.2 million shares of its Non-Voting Common Stock under the current share repurchase authorization. Approximately 2.5 million additional shares may be repurchased under the current authorization.

14.	Income Taxes

The provision for income taxes for the three months ended January 31, 2009 and 2008 was $17.5 million and $37.0 million, or 39.7 percent and 39.1 percent of pre-tax income, respectively.

The provision for income taxes in the three months ended January 31, 2009 and 2008 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income deductions attributable to stock-based compensation, certain closed-end fund expenses and unrealized losses on investments, partially offset by deferred tax liabilities related to deferred sales commissions, a change in accounting method filed with the IRS in December 2007 and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There were no valuation allowances recorded as of January 31, 2009 and 2008.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on November 1, 2007. At January 31, 2009, there were no material changes in the unrecognized tax benefits from October 31, 2008.

15.	Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, net of tax. The components of comprehensive income for the three months ended January 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Net income	$24,697	$57,928
Net unrealized losses on available-for-sale securities, net of income tax benefit of $931 and $1,393, respectively	(1,381)	(2,394)
Foreign currency translation adjustments, net of income taxes of $160 and $48, respectively	(263)	(84)
Change in unamortized losses on derivative instruments, net of income tax of $39 and $39 respectively	72	72
Comprehensive income	$23,125	$55,522

16.	Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three months ended January 31, 2009 and 2008:

(in thousands, except per share data)	2009	2008
Weighted-average shares outstanding — basic	115,910	116,337
Incremental common shares from stock options and restricted share awards	2,698	10,795
Weighted-average shares outstanding — diluted	118,608	127,132
Earnings per share: Basic	$0.21	$0.50
Diluted	$0.21	$0.46

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted shares in earnings per diluted share. Antidilutive incremental common shares related to stock options and unvested restricted shares excluded from the computation of earnings per diluted share were approximately 19.3 million and 3.4 million for the three months ended January 31, 2009 and 2008, respectively.

17.	Derivative Financial Instruments

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

The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. During the three months ended January 31, 2009 and 2008, the Company reclassified $0.1 million of the loss on the interest rate lock transaction into interest expense. At January 31, 2009, the remaining unamortized loss on this transaction was $3.9 million. During the remaining nine months of fiscal 2009, the Company expects to reclassify approximately $0.3 million of the loss on the interest rate lock transaction into interest expense.

18.	Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a privately offered equity partnership that invests in companies in the financial services industry. The Company had invested $10.7 million of the total $15.0 million of committed capital at January 31, 2009. The Company anticipates investing the remaining $4.3 million by September 2010.

19.	Regulatory Requirements

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $48.8 million at January 31, 2009, which exceeded its minimum net capital requirement of $2.2 million. EVD’s ratio of aggregate indebtedness to net capital at January 31, 2009 was 0.67-to-1.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of January 31, 2009, we had $121.9 billion in assets under management.

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

Market Developments

The twelve months coinciding with our fiscal 2008 was a period of dramatic upheaval for global markets, as virtually every class of financial assets experienced significant price declines and high volatility, particularly following the failure of Lehman Brothers Holdings in mid September 2008. Over the twelve month period corresponding with our fiscal 2008, the Dow Jones Industrial Average declined 33 percent and the S&P 500 Index declined 37 percent. In fixed income markets, a flight to quality lowered yields on U.S. Treasuries and pushed up credit spreads in virtually all sectors, with major dislocation in mortgage-backed securities, corporate credit and municipal finance. Numerous federal interventions were required to ensure the stability of the banking system and the continued availability of commercial and consumer credit.

Global markets continued to experience unprecedented volatility as we moved into fiscal 2009, amid signs that the current recession may be deep and prolonged. Over the last three months, the Dow Jones Industrial Average declined an additional 14 percent and the S&P Index declined an additional 15 percent. We anticipate a challenging business climate ahead. Because our assets under management at the end of our first fiscal quarter were substantially below our average managed asset levels for fiscal 2008, we will likely experience a significant decline in revenue in fiscal 2009 relative to fiscal 2008 unless market conditions improve. Although we have taken steps to manage our costs in response to current market conditions, we expect our profit margins and net income also to be adversely affected.

A challenge we face for the remainder of 2009 and beyond is that the global recession may be more pronounced and severe than expected. Globally, we are seeing a slowdown in the production of goods and services driven by a falloff in consumer and business spending related to declining credit availability and loss of confidence. The U.S. economy is seeing a number of major industries struggling for survival. The auto industry appears on the verge of collapse and the banking sector is undercapitalized and facing growing delinquencies and defaults. Credit availability has largely stalled despite efforts from government agencies to spur lending. The U.S. government and related agencies, combined with central banks and governments around the world, have injected significant liquidity in an attempt to restore the fragile banking systems. Congress has just passed the largest and most expansive governmental stimulus package in history. Our business is dependent in many ways on the prosperity of the U.S. and global economies, which are now being “jump-started” by governmental intervention. To the extent these efforts are successful and capital markets respond favorably, we will also benefit. To the extent they are not, we will suffer. Current market conditions impact our 1) asset levels and effective fee rate, 2) operating results, and 3) the recoverability of our assets.

Asset Levels and Effective Fee Rate
In the first quarter of fiscal 2009, we experienced a significant decline in revenue relative to both the fourth quarter of fiscal 2008 and the first quarter of fiscal 2008, reflecting asset level declines due to falling market values. Revenue and profits will continue to decline if we cannot offset decreases in the market values of managed assets with positive net flows, a challenge we have faced over the past year. The decline in our average assets under management of $23.2 billion in the first quarter of fiscal 2009, assuming an average effective fee rate of 69 basis points, would reduce revenue on an annual basis by approximately $160.1 million. The acquisition of TABS, which has a lower effective fee rate than our overall business, contributed $6.9 billion to assets under management on December 31, 2008. We anticipate that our effective fee rate may decline marginally in the second quarter of fiscal 2009 as a result of the TABS acquisition, which also contributed to the increase in fixed income assets as a percentage of total assets under management as of January 31, 2009.

Operating Results
While revenue declined in the first quarter of fiscal 2009 by $40.3 million, or 16 percent, our expenses declined by approximately $15.9 million, or 9 percent. In falling markets, we benefit by having certain expenses tied to asset levels that decline as assets under management decline, such as certain distribution and service fees. We also have expenses that naturally adjust to decreases in operating earnings, such as the performance-based management incentive we accrue throughout the year. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate at which we pay to acquire those assets. The variability of these expenses helps to offset some of the negative impact from declining markets. Beyond these substantially self-correcting expense adjustments, we are undertaking a thorough review of all expense categories. While we are clearly experiencing challenging times, it is important to note that in rising markets we benefit from the added revenues that market appreciation provides and the related positive impact on revenue, operating results and overall margins.

Recoverability of our Assets
We test our investments, including our investments in collateralized debt obligation entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in collateralized debt obligation entities, which have been the subject of past impairments, have been reduced to $3.8 million at January 31, 2009, reflecting impairment losses of $0.1 million and $13.2 million recognized in the first quarter of fiscal 2009 and the fourth quarter of fiscal 2008, respectively. Unrealized losses on investments classified as available-for-sale, net of tax, totaled $3.4 million on January 31, 2009, an increase of $1.4 million from $2.0 million on October 31, 2008. We evaluate our investments in collateralized debt obligation entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets do not recover or they deteriorate further during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in collateralized debt obligation entities or investments classified as available-for-sale in future quarters that are in an unrealized loss position at January 31, 2009.

We test our investments in affiliates and goodwill on an annual basis, or as facts and circumstances indicate that such an analysis is warranted. These impairment analyses are conducted in the fourth quarter of each fiscal year and there have been no significant changes in financial condition in the first quarter of fiscal 2009 that would indicate that an impairment exists at January 31, 2009.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first quarter of fiscal 2009 that would indicate that an impairment exists at January 31, 2009.

Assets Under Management

Assets under management of $121.9 billion on January 31, 2009 were 20 percent lower than the $152.9 billion reported a year earlier, despite strong open-end fund, institutional and retail managed account gross and net inflows. Long-term fund net inflows of $5.3 billion over the last twelve months included $9.0 billion of open-end net inflows, $2.6 billion of private fund net outflows and $1.1 billion of closed-end fund net outflows. Outflows from private and closed-end funds include reductions in fund leverage of $1.2 billion and $1.3 billion, respectively. Retail managed account net inflows were $4.9 billion and institutional and high-net-worth separate account net inflows were $4.3 billion. Net price declines in managed assets reduced assets under management by $51.1 billion. A decrease in cash management assets reduced assets under management by an additional $0.9 billion.

On December 31, 2008, the Company acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The acquired TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.8 billion in institutional and high-net-worth family office accounts and $2.1 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the TABS division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

  Ending Assets Under Management by Investment Category(1)

	January 31,				2009
(in millions)	2009	% of Total	2008	% of Total	vs. 2008
Equity	$74,431	61%	$101,409	66%	–27%
Fixed income	34,209	28%	32,138	21%	6%
Floating-rate bank loan	13,290	11%	19,362	13%	–31%
Total	$121,930	100%	$152,909	100%	–20%

(1) Includes funds and separate accounts.

Equity assets under management included $29.8 billion and $49.8 billion of equity funds managed for after-tax returns on January 31, 2009 and 2008, respectively. Fixed income assets included $13.7 billion and $17.2 billion of tax-exempt municipal bond fund assets and $0.8 billion and $1.7 billion of cash management fund assets on January 31, 2009 and 2008, respectively.

  Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended January 31,		2009 vs.
(in millions)	2009	2008	2008
Long-term funds:
Open-end funds(1)	$2,546	$1,994	28%
Closed-end funds	(450)	31	NM (3)
Private funds	(1,590)	(115)	NM
Total long-term fund net inflows	506	1,910	–74%
HNW and institutional accounts(1)(2)	2,352	539	336%
Retail managed accounts	412	1,128	–63%
Total separate account net inflows	2,764	1,667	66%
Total net inflows	$3,270	$3,577	–9%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional accounts” category for all periods presented.
(2)	High-net-worth (“HNW”)
(3)	Not meaningful (“NM”)

Net inflows totaled $3.3 billion in the first three months of fiscal 2009 compared to $3.6 billion in the first three months of fiscal 2008, reflecting strong open-end fund, institutional account and retail managed account net inflows offset by closed-end fund and private fund net outflows. Open-end fund net inflows of $2.5 billion and $2.0 billion for the first three months of fiscal 2009 and 2008, respectively, reflect gross inflows of $6.7 billion and $6.9 billion, respectively, net of redemptions of $4.2 billion and $4.9 billion, respectively. Closed-end funds had net outflows of $0.5 billion in the first three months of fiscal 2009 compared to net inflows of $31.0 million in the first three months of fiscal 2008. Closed-end fund net outflows in the first three months of fiscal 2009 include $0.5 billion in reduced portfolio leverage offset by $54.3 million of reinvested dividends. Private funds, which include privately offered equity and bank loan funds as well as collateralized debt obligation (“CDO”) entities, had net outflows of $1.6 billion in the first three months of fiscal 2009 compared to net outflows of $0.1 billion in the first three months of fiscal 2008. Approximately $0.7 billion of the total $1.6 billion in private fund net outflows in the first three months of fiscal 2009 can be attributed to a reduction in portfolio leverage. Reductions in portfolio leverage in private and closed-end funds reflect paydowns necessary to maintain minimum debt coverage ratios in sharply declining markets.

Separate accounts contributed net inflows of $2.8 billion in the first three months of fiscal 2009 compared to net inflows of $1.7 billion in the first three months of fiscal 2008. Institutional and high-net-worth separate accounts had net inflows of $2.4 billion in the first quarter of fiscal 2009 compared to net inflows of $0.5 billion in the first quarter of fiscal 2008. The increase in institutional and high-net-worth net inflows in the first quarter of fiscal 2009 reflects strong institutional inflows at both Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and EVM. Retail managed account net inflows decreased to $0.4 billion in the first quarter of fiscal 2009 from $1.1 billion in the first quarter of fiscal 2008, reflecting gross inflows of $1.9 billion and $2.0 billion, respectively, net of redemptions of $1.5 billion and $0.9 billion, respectively.

The following table summarizes the asset flows by investment category for the three months ended January 31, 2009 and 2008:

  Asset Flows(1)

	For the Three Months Ended January 31,		2009 vs.
(in millions)	2009	2008	2008
Equity fund assets — beginning	$51,956	$72,928	–29%
Sales/inflows	4,789	5,109	–6%
Redemptions/outflows	(3,530)	(2,382)	48%
Exchanges	(34)	(48)	–29%
Market value change	(6,590)	(7,854)	–16%
Equity fund assets — ending	46,591	67,753	–31%
Fixed income fund assets — beginning	20,382	24,617	–17%
Sales/inflows	1,398	1,538	–9%
Redemptions/outflows	(1,391)	(1,425)	–2%
Exchanges	29	72	–60%
Market value change	(567)	(520)	9%
Fixed income fund assets — ending	19,851	24,282	–18%
Floating-rate bank loan fund assets — beginning	13,806	20,381	–32%
Sales/inflows	797	811	–2%
Redemptions/outflows	(1,557)	(1,741)	–11%
Exchanges	(24)	(165)	–85%
Market value change	(556)	(927)	–40%
Floating-rate bank loan fund assets — ending	12,466	18,359	–32%
Total long-term fund assets — beginning	86,144	117,926	–27%
Sales/inflows	6,984	7,458	–6%
Redemptions/outflows	(6,478)	(5,548)	17%
Exchanges	(29)	(141)	–79%
Market value change	(7,713)	(9,301)	–17%
Total long-term fund assets — ending	78,908	110,394	–29%
Separate accounts — beginning	35,832	42,160	–15%
Inflows — HNW and institutional	3,431	2,201	56%
Outflows — HNW and institutional	(1,079)	(1,662)	–35%
Inflows — retail managed accounts	1,879	2,007	–6%
Outflows — retail managed accounts	(1,467)	(879)	67%
Market value change	(3,213)	(2,999)	7%
Assets acquired	6,853	—	N	M
Separate accounts — ending	42,236	40,828	3%
Cash management fund assets — ending	786	1,687	–53%
Assets under management — ending	$121,930	$152,909	–20%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Long-term fund” category, have been reclassified to the “HNW and institutional” category for all periods presented.

  Ending Assets Under Management by Asset Class

	January 31,				2009
(in millions)	2009	% of Total	2008	% of Total	vs. 2008
Open-end funds:
Class A	$27,132	22%	$34,460	23%	–21%
Class B	2,411	2%	5,349	3%	–55%
Class C	6,347	5%	9,388	6%	–32%
Class I	4,734	4%	3,327	2%	42%
Other(1)(2)	1,183	1%	780	1%	52%
Total open-end funds	41,807	34%	53,304	35%	–22%
Private funds(3)	17,803	15%	27,854	18%	–36%
Closed-end funds	20,084	16%	30,923	20%	–35%
Total fund assets	79,694	65%	112,081	73%	–29%
HNW and institutional account assets(2)	26,451	22%	26,154	17%	1%
Retail managed account assets	15,785	13%	14,674	10%	8%
Total separate account assets	42,236	35%	40,828	27%	3%
Total	$121,930	100%	$152,909	100%	–20%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 65 percent of total assets under management at January 31, 2009, down from 73 percent at January 31, 2008, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 35 percent of total assets under management at January 31, 2009, from 27 percent at January 31, 2008. The decrease in fund assets under management in the first three months of fiscal 2009 reflects annualized organic growth of eight percent, excluding the effect of portfolio deleveraging, offset by net price declines of $7.7 billion. The increase in separate account assets under management in the first three months of fiscal 2009 reflects $6.9 billion of managed assets gained in connection with the TABS acquisition, annualized organic growth (excluding the effect of the acquisition) of 31 percent offset and net price declines of $3.2 billion.

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

  Average Assets Under Management by Asset Class

	January 31,				2009
(in millions)	2009	% of Total	2008	% of Total	vs. 2008
Open-end funds:
Class A	$27,653	23%	$35,011	22%	–21%
Class B	2,581	2%	5,712	4%	–55%
Class C	6,491	5%	9,778	6%	–34%
Class I	4,458	4%	3,452	2%	29%
Other(1)(2)	1,242	1%	761	1%	63%
Total open-end funds	42,425	35%	54,714	35%	–22%
Private funds(3)	19,269	16%	29,052	18%	–34%
Closed-end funds	20,879	17%	32,401	21%	–36%
Total fund assets	82,573	68%	116,167	74%	–29%
HNW and institutional account assets(2)	23,902	20%	26,907	17%	–11%
Retail managed account assets	15,132	12%	14,794	9%	2%
Total separate account assets	39,034	32%	41,701	26%	–6%
Total	$121,607	100%	$157,868	100%	–23%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Three Months Ended January 31,		2009 vs.
(in millions, except per share data)	2009	2008	2008
Net income	$24,697	$57,928	–57%
Earnings per share:
Basic	$0.21	$0.50	–58%
Diluted	$0.21	$0.46	–54%
Operating margin	25%	34%	NM

We reported net income of $24.7 million, or $0.21 per diluted share, in the first three months of fiscal 2009 compared to net income of $57.9 million, or $0.46 per diluted share, in the first three months of fiscal 2008. The decrease in net income of $33.2 million, or $0.25 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $80.3 million, or 28 percent, primarily due to decreases in investment advisory, administration, distribution and service fees attributable to the 23 percent decrease in average assets under management and a decrease in our average overall effective fee rate. Other revenue decreased by $1.0 million due to an increase in net realized and unrealized losses recognized on investments in consolidated funds. Net realized and unrealized losses on investments held in the portfolios of consolidated funds totaled $1.0 million in the first three months of fiscal 2009, compared to net realized and unrealized gains of approximately $47,000 in the first three months of fiscal 2008.
•	A decrease in expenses of $33.2 million, or 17 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue. These decreases were partially offset by an increase in other expenses, reflecting an increase in facilities expense associated with our anticipated move to new corporate offices in the second quarter of fiscal 2009.
•	A decrease in interest income of $3.1 million, or 71 percent, reflecting the decrease in effective interest rates over the last twelve months.
•	A decrease in income taxes of $19.6 million, reflecting the decrease in taxable income year over year.
•	A decrease in diluted weighted average shares outstanding of 8.5 million shares, or 7 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of diluted weighted average shares outstanding and modest stock buybacks over the last twelve months.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with GAAP, as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income excluding the results of consolidated funds and adding back stock-based compensation, any write-off of intangible assets or goodwill associated with our acquisitions and other items we consider non-operating in nature. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and the Board of Directors look at adjusted operating income as a measure of underlying performance, since operating results of consolidated funds and amounts resulting from one-time events (e.g., the offering of a closed-end fund) do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board of Directors look at performance both with and without stock-based compensation, a non-cash operating expense.

The following table provides a reconciliation of operating income to adjusted operating income:

	For the Three Months Ended January 31,		2009 vs.
(in thousands)	2009	2008	2008
Operating income	$51,999	$99,167	–48%
Operating (income) losses of consolidated funds	(93)	267	NM
Stock-based compensation	10,995	11,730	–6%
Adjusted operating income	$62,901	$111,164	–43%
Adjusted operating margin	30%	38%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 69 basis points in the first three months of fiscal 2009 compared to 73 basis points in the first three months of fiscal 2008. The decrease in our average overall effective fee rate year over year can be primarily attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution fees.

	For the Three Months Ended January 31,		2009 vs.
(in thousands)	2009	2008	2008
Investment advisory and administration fees	$160,512	$210,686	–24%
Distribution and underwriter fees	21,083	37,039	–43%
Service fees	27,600	40,803	–32%
Other revenue	276	1,268	–78%
Total revenue	$209,471	$289,796	–28%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in the first three months of fiscal 2009, compared to 73 percent in the first three months fiscal 2008. Our average effective investment advisory and administration fee rate was approximately 53 basis points in the first three months of fiscal 2009 and 2008.

The decrease in investment advisory and administration fees of 24 percent, or $50.2 million, year over year can be attributed primarily to a 23 percent decrease in average assets under management. Fund assets, which had an average effective fee rate of 62 basis points in the first three months of fiscal 2009 compared to 61 basis points in the first three months of fiscal 2008, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 33 basis points in the first three months of fiscal 2009 compared to 31 basis points the first three months of fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion on the date of acquisition, and strong institutional separate account net inflows at both EVM and Parametric Portfolio Associates over the past twelve months.

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

Distribution plan payments decreased 43 percent, or $16.0 million, to $21.1 million in the first three months of fiscal 2009, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 64 percent, or $0.5 million, to $0.3 million, reflecting a 66 percent decrease in average Class A share assets that are subject to distribution fees (primarily a fund advised by Lloyd George Management). Class B share distribution fees decreased by 50 percent, or $5.6 million, to $5.6 million, reflecting a decrease in average Class B share assets under management of 55 percent year-over-year. Class C and certain private fund distribution fees decreased by 35 percent and 52 percent, or $6.1 million and $1.7 million, to $11.5 million and $1.6 million, respectively, reflecting decreases in average assets subject to distribution fees of 34 percent and 46 percent, respectively. Underwriter fees and other distribution income decreased 51 percent, or $2.1 million, to $2.0 million in the first three months of fiscal 2009, reflecting a decrease of $1.1 million in underwriter fees received on sales of Class A shares, a decrease of $0.5 million in contingent deferred sales charges received on certain Class A share redemptions, and a decrease of $0.5 million in other distribution income.

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

Service fee revenue decreased 32 percent, or $13.2 million, to $27.6 million in the first three months of fiscal 2009, primarily reflecting a 29 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, decreased by $1.0 million in the first three months of fiscal 2009, primarily reflecting an increase in net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue for the first three months of fiscal 2009 includes $0.7 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.2 million of net investment income (net realized and unrealized gains and dividend income earned) for the first three months of fiscal 2008.

  Expenses

Operating expenses decreased by 17 percent, or $33.2 million, in the first three months of fiscal 2009, reflecting decreases in substantially all expense categories with the exception of other expenses, as more fully described below.

	For the Three Months Ended January 31,		2009 vs.
(in thousands)	2009	2008	2008
Compensation of officers and employees:
Cash compensation	$58,631	$70,197	–16%
Stock-based compensation	10,995	11,730	–6%
Total compensation of officers and employees	69,626	81,927	–15%
Distribution expense(1)	22,056	32,791	–33%
Service fee expense	23,049	33,457	–31%
Amortization of deferred sales commissions	9,557	13,424	–29%
Fund expenses	5,032	6,516	–23%
Other expenses(1)	28,152	22,514	25%
Total expenses	$157,472	$190,629	–17%

(1)	Certain amounts from prior quarters have been reclassified to conform to current year presentation. See Note 3 in Item 1 for further discussion of this change.

Compensation of officers and employees
Compensation expense decreased by 15 percent, or $12.3 million, in the first three months of fiscal 2009 over the same period a year ago, reflecting increases in employee headcount, base salaries and employee benefits offset by lower sales-based incentives, adjusted operating income-based incentives, stock-based compensation and other compensation expense. Base compensation and employee benefits increased by $3.1 million, or 10 percent, primarily reflecting an 11 percent increase in average headcount. Operating income-based incentives decreased by $10.2 million, or 43 percent, reflecting a decrease in both adjusted operating income and the rate at which adjusted operating income-based incentives are accrued in the current fiscal year. Sales incentives decreased by $3.4 million, or 26 percent, primarily reflecting a realignment of our sales incentive compensation structure. Stock-based compensation expense decreased by $0.7 million, or 6 percent, in the first three months of fiscal 2009, primarily reflecting a decrease in stock option expense for retirement-eligible employees. Other compensation expense decreased by $1.1 million, reflecting a reduction in severance expense recognized in the first three months of fiscal 2009 compared to the first three months of fiscal 2008.

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

Distribution expense decreased by 33 percent, or $10.7 million, to $22.1 million in the first three months of fiscal 2009, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements. Class C distribution fees decreased by $4.7 million, or 36 percent, to $8.5 million in the first three months of fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by $1.1 million, or 32 percent, to $2.3 million, reflecting a decrease in certain Class A sales on which the Company pays a commission. Payments made under certain closed-end fund compensation agreements decreased by $2.4 million, or 40 percent, to $3.6 million in the first three months of fiscal 2009, reflecting a decrease in average assets under management subject to those payments. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by $0.7 million, or 10 percent, to $6.3 million in the first three months of fiscal 2009, reflecting the decrease in average assets under management that are subject to these arrangements. Other marketing expenses decreased $1.8 million, or 58 percent, to $1.3 million in the first three months of fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense decreased by 31 percent in the first three months of fiscal 2009 over the same period a year ago, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 29 percent in the first three months of fiscal 2009 over the same period a year ago, primarily reflecting the ongoing decline of Class B share sales and assets. As amortization expense is a function of our fund share class mix, a continuing shift away from Class B shares to other classes over time will likely result in a reduction in amortization expense. In the first quarter of fiscal 2009, 30 percent of total amortization related to Class B shares, 43 percent to Class C shares and 27 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 23 percent in the first three months of fiscal 2009 compared to the same period a year ago, primarily reflecting decreases in subadvisory fees and other fund-related expenses. The decrease in subadvisory fees can be attributed to the decrease in average assets under management in funds for which we employ and pay a subadvisor. The decrease in other fund-related expenses can be attributed to a decrease in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 25 percent, or $5.6 million, in the first three months of fiscal 2009 over the same period a year ago, primarily reflecting increases in facilities-related expenses of $4.8 million, information technology expense of $0.8 million and consulting expense of $0.6 million, offset by a decrease in travel expense of $0.5 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston and accelerated amortization of existing leasehold improvements in anticipation of our move, which is scheduled for the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to an increase in other third-party consulting costs. The decrease in travel expense can be attributed to corporate-wide expense management initiatives. Other expenses were flat year over year, reflecting a $0.5 million increase in the amortization of intangible assets associated with the TABS acquisition offset by decreases in qualification fees, professional development and charitable giving.

Other Income and Expense

	For the Three Months Ended January 31,		2009 vs.
(in thousands)	2009	2008	2008
Interest income	$1,271	$4,380	–71%
Interest expense	(8,416)	(8,414)	–0%
Realized (losses) gains on investments	(1,130)	353	NM
Unrealized gains (losses) on investments	314	(821)	NM
Foreign currency gains (losses)	61	(20)	NM
Impairment losses on investments	(106)	–	NM
Total other expense	$(8,006)	$(4,522)	–77%

Interest income decreased by $3.1 million, or 71 percent, in the first three months of fiscal 2009 compared to the same period a year ago, primarily due to a decrease in effective interest rates.

Interest expense was flat year over year, reflecting interest accrued on our senior notes offered in October 2007.

In the first three months of fiscal 2009, we recognized realized losses on investments totaling $1.1 million, representing losses incurred on investments in separately managed accounts seeded for new product development purposes. In the first three months of fiscal 2008, we incurred realized gains of $0.4 million on those investments. Unrealized gains (losses) on investments of $0.3 million and $(0.8) million in the first three months of fiscal 2009 and 2008, respectively, also relate to investments in separately managed accounts seeded for new product development purposes.

We recognized impairment losses totaling $0.1 million in the first three months of fiscal 2009, representing losses relating to one of our four cash instrument CDO entities. The impairment loss resulted from a decrease in the estimated future cash flows from the CDO entity resulting from an increase in the projected default rate of the underlying loan portfolio.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, non-controlling interest and equity in net income (loss) of affiliates was 39.7 percent in the first three months of fiscal 2009 compared to 39.1 percent in the first three months of fiscal 2008, reflecting an increase in state tax expense.

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

Non-controlling Interest

Non-controlling interest decreased by $0.8 million in the first three months of fiscal 2009 over the same period a year earlier, primarily due to a decrease in the net earnings of majority-owned subsidiaries Atlanta Capital Management Company, LLC (“Atlanta Capital”) and Parametric Portfolio Associates.

Non-controlling interest is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital, Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates and Parametric Risk Advisors LLC (“Parametric Risk Advisors”) are limited liability companies that are treated as partnerships for tax purposes. Funds we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, at January 31, 2009 reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a privately offered equity partnership, a 29 percent interest in Eaton Vance Emerald Emerging Markets Equity Fund, a 23 percent interest in Eaton Vance Risk Managed Equity Option Income Fund and a 48 percent interest in Eaton Vance Enhanced Equity Option Income Fund. Equity in net income (loss) of affiliates, net of tax, decreased by $2.9 million in the first three months of fiscal 2009 compared to the same period a year ago primarily due to losses recognized by the privately offered equity partnership.

Changes in Financial Condition and Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on January 31, 2009 and October 31, 2008 and for the quarters ended January 31, 2009 and 2008:

Balance Sheet and Cash Flow Data

(in thousands)	January 31, 2009	October 31, 2008
Balance sheet data:
Assets:
Cash and cash equivalents	$268,329	$196,923
Short-term investments	49,230	169,943
Investment advisory fees and other receivables	98,578	108,644
Total liquid assets	$416,137	$475,510

Long-term investments	106,477	116,191
Deferred income taxes — long term	78,030	66,357

Liabilities:
Taxes payable	19,408	848
Deferred income taxes — current	20,369	20,862
Long-term debt	500,000	500,000

	For the Three Months Ended January 31,
(in thousands)	2009	2008
Cash flow data:
Operating cash flows	$16,953	$(85)
Investing cash flows	70,323	10,318
Financing cash flows	(15,894)	(150,205)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 43 percent and 49 percent of total assets on January 31, 2009 and October 31, 2008, respectively. The $59.4 million decrease in liquid assets can be attributed to a decrease in cash and short-term investment balances of $49.3 million and a decrease in investment advisory fees and other receivables of $10.0 million. The decrease in cash and short-term investment balances reflects the $30.0 million acquisition of TABS in the first quarter of 2009, the payment of $17.9 million of dividends to investors and additions to equipment and leasehold improvements of $19.8 million offset by net cash provided by operating activities of $17.0 million. Net cash provided by operating activities reflects the payment of fourth quarter operating-income based bonus accruals of $60.5 million. The decrease in investment advisory fees and other receivables can be attributed to the sequential quarter over quarter decrease in revenue.

On January 31, 2009, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On January 31, 2009, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We experienced a significant reduction in operating revenue and operating income in the first quarter of fiscal 2009, primarily reflecting lower average assets under management resulting from decreased market valuations. To the extent that markets continue to deteriorate in fiscal 2009 as a result of the current recession, we will likely see further pressure on both operating revenues and operating margins. We remain committed to growing our business in this challenging market environment and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are predominantly variable in nature and therefore fluctuate with revenue and assets under management. That said, we continue to look for opportunities to prudently reduce our variable costs and discretionary spending wherever possible. Notwithstanding current conditions in the global equity and credit markets, we believe that our existing liquid assets, cash flows from operations, which contributed $17.0 million in the first quarter of fiscal 2009, and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below.

The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. We do not anticipate pursuing any alternative sources of funding in the near future.

Income Taxes

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit in fiscal 2008 as a result of a change in tax accounting method for certain closed-end fund expenses. We filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, we recorded a deferred tax benefit of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $20.4 million as of January 31, 2009 principally represents the current portion of the remaining $60.2 million deferred tax liability associated with the change in accounting method.

Current taxes payable increased by $18.6 million in the first three months of fiscal 2009, reflecting a current tax provision totaling $28.0 million offset by $2.0 million of income taxes paid. Current taxes payable were further impacted by the recognition of $7.4 million of excess tax benefits associated with stock option exercises in the current fiscal quarter.

Contractual Obligations

The following table details our future contractual obligations as of January 31, 2009:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	$441.7	$16.2	$36.6	$35.5	$353.4
Senior notes	500.0	–	–	–	500.0
Interest payment on senior notes	292.5	32.5	97.5	65.0	97.5
Investment in privately offered equity partnership	4.3	–	4.3	–	–
Unrealized tax benefits	19.5	19.5	–	–	–
Total	$1,258.0	$68.2	$138.4	$100.5	$950.9

In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease will commence in May 2009. Capital expenditures, including those for the build-out of our new corporate headquarters, are anticipated to be approximately $23.4 million for the remaining three quarters of fiscal 2009, gross of tenant reallowances of $11.0 million, and are expected to be funded from available cash balances.

In July 2006, we committed to invest $15.0 million in a privately offered equity partnership that invests in companies in the financial services industry. As of January 31, 2009, we had invested $10.7 million of the total $15.0 million of committed capital.

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

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the funds cost of borrowing under its commercial paper financing facility. Upon expiration on January 16,

2009, the Note was extended until December 16, 2009 and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. The Note is classified in our Consolidated Balance Sheet as a component of total current assets.

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York, New York. The TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.9 billion in institutional and high-net-worth family office accounts and $2.0 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of EVM. TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by EVD to retail investors through financial intermediaries.

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $16.7 million.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or operating expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received) as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes.

Cash provided by (used for) operating activities totaled $17.0 million in the first three months of fiscal 2009, an increase of $17.1 million from the $(0.1) million reported in the first three months of fiscal 2008. Net income declined by $33.2 million year over year, primarily reflecting a decrease in revenue of $80.3 million offset by decreases in operating expenses and income taxes of $33.2 million and $19.6 million, respectively. The decrease in net income year over year was offset by timing differences of approximately $33.3 million in the cash settlement of our operating receivables and payables. Other significant sources and uses of cash in the quarter include net cash outflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $1.1 million in the first three months of fiscal 2009 compared to $14.0 million in the first three months of fiscal 2008, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $1.4 million in the first three months of fiscal 2009 compared to $6.3 million in the first three months of fiscal 2008. Significant non-cash items, including the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes, totaled $13.2 million in the first three months of fiscal 2009 compared to $19.4 million in the first three months of fiscal 2008, reflecting decreases in the amortization of deferred sales commissions, deferred income taxes and stock-based compensation offset by increases in other amortization associated with the TABS acquisition in the first quarter of fiscal 2009.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, net cash paid in conjunction with the TABS acquisition and the purchase and sale of investments in our sponsored mutual funds that we do not consolidate. Cash provided by investing activities totaled $70.3 million and $10.3 million for the three months ended January 31, 2009 and 2008, respectively, reflecting an increase year over year in proceeds received from the sale of available-for-sale investments offset by increases in additions to equipment and leasehold improvements and management contracts acquired.

In the first three months of fiscal 2009, net purchases and sales of available-for-sale investments contributed $120.5 million, compared to $12.1 million in the first three months of fiscal 2008. Additions to equipment and leasehold improvements increased to $19.8 million from $1.8 million a year earlier, reflecting tenant improvements made to our new corporate headquarters in anticipation of our move in the second quarter of fiscal 2009. The acquisition of TABS on December 31, 2008 resulted in a net cash payment of $30.4 million for the three months ended January 31, 2009 and is more fully described in “Contractual Obligations” above.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $15.9 million and $150.2 million in the first three months of fiscal 2009 and 2008, respectively.

In the first three months of fiscal 2009, we repurchased and retired a total of 0.2 million shares of our Non-Voting Common Stock for $4.9 million under our authorized repurchase programs and issued 0.4 million shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $5.4 million. We have authorization to purchase an additional 2.5 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.155 in the first quarter of fiscal 2009, compared to $0.150 in the first quarter of fiscal 2008. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Fair Value Measurements
We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” on November 1, 2008, as described in Note 9 to our Consolidated Financial Statements included in Part I of this Form-10-Q. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1
Investments valued using quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolios of consolidated funds and separate accounts, which are classified as trading, and investments in sponsored mutual funds, which are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

Level 3
Investments valued using unobservable inputs that are supported by little or no market activity. Level 3 valuations are derived primarily from model-based valuation techniques that require significant management judgment or estimation based on assumptions that we believe market participants would use in pricing the asset or liability. Investments in this category include investments in CDO entities that are measured at fair value on a non-recurring basis when facts and circumstances indicate the investment has been impaired. The fair values of CDOs are derived from models created to estimate cash flows using key inputs such as default and recovery rates for the underlying portfolio of loans or other securities. CDOs measured at fair value on a non-recurring basis are classified as Level 3 because at least one of the significant inputs used in the determination of fair value is not observable.

Substantially all of our investments are carried at fair value, with the exception of our investments in CDO entities that have not been impaired in the current fiscal period and certain investments carried at cost.

Investments are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. We consider many factors, including the severity and duration of the decline in fair value below cost, our intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the loss is recognized in earnings in the period in which the other-than-temporary decline in value is determined.

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

Goodwill and Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We establish fair value for the purpose of impairment testing by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account 1) assumptions that marketplace participants would use in their estimates of fair value, 2) current period actual results, and 3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest and taxes (“EBIT”) adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBIT and lesser weight to fair value calculated as a multiple of assets under management. We believe that fair value calculated based on multiples of revenue and EBIT is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

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

Accounting for Income Taxes
Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. FIN 48, “Accounting for Uncertainties in Tax,” requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The difference between the tax benefit recognized in the income tax return is referred to as an unrecognized tax benefit. These unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Investments in CDO Entities
We act as collateral or investment manager for a number of cash instrument CDO entities and one synthetic CDO entity pursuant to management agreements between us and the entities. At January 31, 2009, combined assets under management in these entities upon which we earn a management fee were approximately $2.4 billion. We had combined investments in five of these entities valued at $3.8 million on January 31, 2009.

We account for our investments in these entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities (or, in the case of the synthetic CDO, the reference securities underlying its credit default swap positions) and take into account the overall credit quality of the issuers, the forecasted default and recovery rates and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools and current market conditions. In periods when market conditions necessitate an increase in the market yield used by a market participant and/or in periods of rising default rates and lower recovery rates, the fair value, and therefore carrying value, of our investments in these entities may be adversely affected. Our risk of loss in these entities is limited to the $3.8 million carrying value of the investments on our Consolidated Balance Sheet at January 31, 2009.

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

Accounting Developments

Fair Value Measurements
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring financial assets include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and assets and liabilities initially measured at fair value in a business combination or purchase.

We adopted the provisions of SFAS No. 157 on November 1, 2008, with the exception of the application of FSP FAS 157-2 related to non-recurring non-financial assets and liabilities. The partial adoption of SFAS no. 157 had no material impact on our consolidated financial statements. We do not expect that the adoption of the provisions of SFAS No. 157-2 for non-recurring non-financial assets and liabilities will have a material impact on our consolidated financial statements.

Earnings per Share
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” FSP EITF 03-6-1 specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for our fiscal year that begins on November 1, 2009 and will require a retrospective adjustment to all prior period earnings per share. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

Intangible Assets
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (as amended).” FSP FAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other generally accepted accounting principles in the United States of America. FSP FAS No. 142-3 is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We do not anticipate that the provisions of FSP FAS No. 142-3 will have an impact on our consolidated results of operations or consolidated financial position.

Derivative Instruments
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Related Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The disclosure provisions of SFAS No. 161 are effective for our fiscal quarter that begins on February 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the impact on our consolidated financial statements.

Business Combinations
In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value, with limited exceptions. It also addresses the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs be expensed as incurred. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2008.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2009. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. For example, leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2008 and the first quarter of fiscal 2009 to maintain minimum debt coverage ratios amidst declining markets.

The recession we are experiencing could further adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a further decline in securities prices. Any further decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors would negatively impact our revenue and net income.

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

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance is critical to our success. While strong investment performance could stimulate sales of our investment products, poor investment performance on an absolute basis or as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in the investment products we manage is not indicative of future performance.

Our success depends on key personnel, and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and directors are subject to our mandatory retirement policy. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

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

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory and self-regulatory organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. In addition, financial reporting requirements are comprehensive and complex. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non- compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, prospects, revenue and earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2009:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2008 through November 30, 2008	1,140	$21.50	1,140	2,711,857
December 1, 2008 through December 31, 2008	250,000	$19.72	250,000	2,461,857
January 1, 2009 through January 31, 2009	–	–	–	2,461,857
Total	251,140	$19.72	251,140	2,461,857

(1)	We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office on January 7, 2009. All of the outstanding Voting Common Stock, 390,009 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)	The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2008.

2)	The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

Ann E. Berman Thomas E. Faust Jr. Leo I. Higdon, Jr. Dorothy E. Puhy Duncan W. Richardson Winthrop H. Smith, Jr.

3)	The selection of the firm Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2009.

4)	The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 9, 2008.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: March 10, 2009	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: March 10, 2009	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer