Form 10-Q
period 2009-04-30
EATON VANCE CORP
filed 2009-06-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended April 30, 2009
or
☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

Two International Place, Boston, Massachusetts 02110
(Address of principal executive offices) (zip code)

(617) 482-8260
(Registrant’s telephone number, including area code)

255 State Street, Boston, Massachusetts 02109
(Former address of principal executive offices) (zip code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

    Shares outstanding as of April 30, 2009:
        Voting Common Stock – 431,790 shares
        Non-Voting Common Stock – 116,725,647 shares

Eaton Vance Corp.
Form 10-Q
As of April 30, 2009 and for the
Three and Six Month Periods Ended April 30, 2009

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2009	October 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$259,912	$196,923
Short-term investments	49,245	169,943
Investment advisory fees and other receivables	91,056	108,644
Note receivable from affiliate	15,000	–
Other current assets	11,303	9,291

Total current assets	426,516	484,801

Other Assets:
Deferred sales commissions	58,477	73,116
Goodwill	122,234	122,234
Other intangible assets, net	81,554	39,810
Long-term investments	108,176	116,191
Deferred income taxes	88,350	66,357
Equipment and leasehold improvements, net	76,271	51,115
Note receivable from affiliate	–	10,000
Other assets	4,491	4,731

Total other assets	539,553	483,554

Total assets	$966,069	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2009	October 31, 2008
Liabilities and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$40,172	$93,134
Accounts payable and accrued expenses	46,679	55,322
Dividend payable	18,151	17,948
Taxes payable	–	848
Deferred income taxes	17,096	20,862
Other current liabilities	2,793	3,317

Total current liabilities	124,891	191,431

Long-Term Liabilities:
Long-term debt	500,000	500,000
Contingent purchase price liability	14,613	–
Other long-term liabilities	34,582	26,269

Total long-term liabilities	549,195	526,269

Total liabilities	674,086	717,700

Non-controlling interests	3,445	10,528

Commitments and contingencies (See Note 18)	–	–

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 431,790 and 390,009 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 116,725,647 and 115,421,762 shares, respectively	456	451
Notes receivable from stock option exercises	(3,250)	(4,704)
Accumulated other comprehensive loss	(4,886)	(5,135)
Retained earnings	296,216	249,513

Total shareholders’ equity	288,538	240,127

Total liabilities and shareholders’ equity	$966,069	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2009	2008	2009	2008
Revenue:
Investment advisory and administration fees	$153,158	$201,738	$313,670	$412,424
Distribution and underwriter fees	18,719	32,497	39,802	69,536
Service fees	25,641	38,057	53,241	78,860
Other revenue	871	1,134	1,147	2,402

Total revenue	198,389	273,426	407,860	563,222

Expenses:
Compensation of officers and employees	67,237	75,244	136,863	157,171
Distribution expense	21,451	29,547	43,507	62,338
Service fee expense	20,827	31,441	43,876	64,898
Amortization of deferred sales commissions	9,523	12,194	19,080	25,618
Fund expenses	4,384	5,910	9,416	12,426
Other expenses	29,844	22,945	57,996	45,459

Total expenses	153,266	177,281	310,738	367,910

Operating income	45,123	96,145	97,122	195,312

Other Income (Expense):
Interest income	828	2,745	2,099	7,125
Interest expense	(8,407)	(8,405)	(16,823)	(16,819)
Realized (losses) gains on investments	(1,256)	(118)	(2,386)	235
Unrealized gains (losses) on investments	2,839	384	3,153	(437)
Foreign currency (losses) gains	(25)	(12)	36	(32)
Impairment losses on investments	(1,162)	–	(1,268)	–

Income before income taxes, non-controlling interest and equity in net income (loss) of affiliates	37,940	90,739	81,933	185,384
Income taxes	(10,866)	(33,909)	(28,326)	(70,932)
Non-controlling interest	(1,213)	(4,042)	(1,816)	(5,404)
Equity in net income (loss) of affiliates, net of tax	(108)	374	(1,341)	2,042
Net income	$25,753	$53,162	$50,450	$111,090

Earnings Per Share:
Basic	$0.22	$0.46	$0.44	$0.96
Diluted	$0.22	$0.43	$0.42	$0.89

Weighted Average Shares Outstanding:
Basic	115,965	115,421	115,936	115,849
Diluted	119,468	123,271	119,084	125,537

Dividends Declared Per Share	$0.155	$0.150	$0.310	$0.300

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2009	2008
Cash and cash equivalents, beginning of period	$196,923	$434,957

Cash Flows from Operating Activities:
Net income	50,450	111,090
Adjustments to reconcile net income to net cash provided by operating activities:
Losses on investments	549	352
Amortization of long-term investments	1,581	928
Equity in net loss (income) of affiliates	2,091	(3,228)
Dividends received from affiliates	2,268	3,750
Non-controlling interest	1,816	5,404
Amortization of debt issuance costs	456	673
Deferred income taxes	(18,812)	(19,601)
Stock-based compensation	20,677	20,668
Depreciation and other amortization	9,712	6,754
Amortization of deferred sales commissions	19,080	25,618
Payment of capitalized sales commissions	(9,215)	(18,064)
Contingent deferred sales charges received	4,761	6,793
Proceeds from the sale of trading investments	27,167	6,737
Purchase of trading investments	(28,453)	(25,524)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	19,784	7,767
Other current assets	(702)	101
Other assets	(2)	(85)
Accrued compensation	(53,039)	(44,499)
Accounts payable and accrued expenses	(8,320)	(22,684)
Taxes payable — current	(6,545)	(24,080)
Other current liabilities	(519)	(129)
Taxes payable — long-term	–	1,035
Other long-term liabilities	7,001	–

Net cash provided by operating activities	41,786	39,776

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(35,855)	(5,583)
Net cash paid in acquisition	(30,398)	–
Proceeds from the sale of available-for-sale investments and investments in affiliates	120,761	16,462
Purchase of available-for-sale investments	(1,179)	(11,533)

Net cash provided by (used for) investing activities	53,329	(654)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2009	2008
Cash Flows From Financing Activities:
Distributions to minority shareholders	(2,818)	(4,150)
Issuance of short-term note receivable to affiliate	(5,000)	–
Excess tax benefit of stock option exercises	8,626	6,037
Proceeds from issuance of Voting Common Stock	86	–
Proceeds from issuance of Non-Voting Common Stock	10,053	19,862
Repurchase of Non-Voting Common Stock	(7,652)	(161,071)
Principal repayments on notes receivable from stock option exercises	2,305	399
Dividends paid	(36,068)	(35,134)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	2,034	199
Redemption of mutual fund subsidiaries’ capital stock	(3,654)	(52)

Net cash used for financing activities	(32,088)	(173,910)

Effect of currency rate changes on cash and cash equivalents	(38)	(38)

Net increase (decrease) in cash and cash equivalents	62,989	(134,826)

Cash and cash equivalents, end of period	$259,912	$300,131

Supplemental Cash Flow Information:
Interest paid	$16,321	$16,320
Income taxes paid	$46,621	$108,734

Supplemental Non-Cash Flow Information:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(4,442)	$(38)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(4,461)	$(468)
Exercise of stock options through issuance of notes receivable	$851	$3,096

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

4.  Adoption of New Accounting Standards

The Company adopted the following accounting standards in the six months ended April 30, 2009.

Derivative Instruments
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Related Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

Impairment Guidance
In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of Emerging Issues Task Force (“EITF”) Issue No. 99-20.” FSP EITF 99-20-1 amends the impairment guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets,” to align it with the impairment guidance of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Both standards now require management to consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. The Company’s adoption of FSP EITF 99-20-1 on November 1, 2008 did not have a material impact on the Company’s consolidated financial statements.

Disclosures of Transfers of Financial Assets
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — as amended,” and FIN No. 46(R), “Consolidation of Variable Interest Entities (as amended),” to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The Company has included the enhanced disclosures required by the FSP in Note 10.

Accounting for Income Tax Benefits
In June 2007, the FASB ratified the consensus reached by the EITF in EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” Under the provisions of EITF 06-11, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company’s adoption of the provisions of EITF 06-11 on November 1, 2008 had no impact on the Company’s consolidated financial statements.

Fair Value Option
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS No. 159 on November 1, 2008, without electing to apply the fair value option to any of its eligible financial assets or financial liabilities existing on its consolidated balance sheet as of November 1, 2008, or for any new eligible financial assets or financial liabilities recognized subsequent to November 1, 2008. Therefore, the adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or financial liabilities upon their initial recognition.

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

5.  Recent Accounting Developments

Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the Company’s fiscal quarter that begins on May 1, 2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

Fair Value Measurements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. The FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for the Company’s fiscal quarter that begins on May 1, 2009, with early adoption permitted for the Company’s fiscal quarter ended April 30, 2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for the Company’s fiscal quarter that begins on May 1, 2009, with early adoption permitted for the Company’s fiscal quarter ended April 30,

2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

Impairment Guidance
In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for the Company’s fiscal quarter that begins on May 1, 2009, with early adoption permitted for the Company’s fiscal quarter ended April 30, 2009. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

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

Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (as amended).” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP. FSP FAS 142-3 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. The Company does not anticipate that the provisions of FSP FAS 142-3 will have an impact on its consolidated results of operations or consolidated financial position.

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements.

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

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. The Company is currently evaluating the impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 shall be applied to assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which will be amortized over a 10 year period, and a contingent purchase price liability of $14.6 million. The contingent purchase price liability of $14.6 million represents the difference between net cash paid at acquisition and total tangible and intangible assets acquired.

7.  Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2009:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	10.2	$107,085	$(31,164)	$75,921

Non-amortizing intangible assets:
Mutual fund management contract acquired		5,633	–	5,633
Total		$112,718	$(31,164)	$81,554

The increase in the gross carrying amount of amortizing intangible assets from October 31, 2008 can be attributed to the $44.8 million of intangible assets acquired in conjunction with the purchase of the TABS business on December 31, 2008 as previously described in Note 6.

8.  Investments

The following is a summary of investments at April 30, 2009:

(in thousands)
Short-term investments:
Consolidated funds:
Commercial paper	$11,613
Debt securities	37,632
Total	$49,245

Long-term investments:
Consolidated funds:
Debt securities	$14,551
Equity securities	1,064
Separately managed accounts:
Debt securities	26,048
Equity securities	10,541
Sponsored funds	31,005
Collateralized debt obligation entities	2,537
Investments in affiliates	21,484
Other investments	946
Total	$108,176

The Company recognized impairment losses totaling $1.2 million and $1.3 million in the three and six months ended April 30, 2009, representing losses relating to a synthetic CDO entity and one of the Company’s four cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment loss associated with the cash instrument CDO entity resulted from a decrease in the estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1
Investments valued using unadjusted quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolios of consolidated funds and separate accounts, which are classified as trading and investments in sponsored mutual funds which are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

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

The following table summarizes the assets measured at fair value on a recurring basis at April 30, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets not held at Fair Value(1)	Total
Cash equivalents	$37,673	$95,151	$–	$–	$132,824
Total	$37,673	$95,151	$–	$–	$132,824
Short-term investments:
Consolidated funds:
Commercial paper	$–	$11,613	$–	$–	$11,613
Debt securities	–	37,632	–	–	37,632
Total	$–	$49,245	$–	$–	$49,245
Long-term investments:
Consolidated funds:
Debt securities	$14,551	$–	$–	$–	$14,551
Equity securities	1,064	–	–	–	1,064
Separately managed accounts:
Debt securities	10,513	15,535	–	–	26,048
Equity securities	10,541	–	–	–	10,541
Sponsored funds	28,012	2,993	–	–	31,005
Collateralized debt obligation entities	–	–	–	2,084	2,084
Investments in affiliates	–	–	–	21,484	21,484
Other investments	–	38	–	908	946
Total	$64,681	$18,566	$–	$24,476	$107,723

(1)	Includes investments in equity method investees and other assets which, in accordance with GAAP, are not accounted for under a fair value measure.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The following table summarizes the assets measured at fair value on a non-recurring basis at April 30, 2009:

(in thousands)	Total Level 3	Total Losses
Collateralized debt obligation entities	$453	$ (1,268)
Total	$453	$ (1,268)

The Company had investments in four CDO entities totaling $2.5 million at April 30, 2009. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value. The Company recognized impairment losses totaling $1.3 million in the six months ended April 30, 2009, representing losses relating to a synthetic CDO entity and one of the Company’s cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment loss associated with the cash instrument CDO entity resulted from a decrease in the estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio.

The provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities have not been applied. The required implementation of these disclosures has been deferred until November 1, 2009.

10.  Variable Interest Entities

Investments in Variable Interest Entities That Are Not Consolidated
In the normal course of business, the Company maintains investments in sponsored CDO entities and privately offered equity funds that are considered variable interest entities (“VIEs”) in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities.” In most instances, these variable interests represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor.

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At April 30, 2009, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

As of April 30, 2009, the Company managed four CDO entities and one synthetic CDO entity with total assets on which the Company earns a management fee of $2.4 billion. The Company held investments in these entities totaling $2.5 million on April 30, 2009. In the six months ended April 30, 2009, the Company did not provide any financial or other support that it was not previously contractually required to provide and the Company’s risk of loss remains limited to the $2.5 million carrying value of the investments on its Consolidated Balance Sheet at April 30, 2009. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

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

The Company had investments in 16 privately offered equity funds totaling $3.0 million on April 30, 2009. Assets under management in these entities totaled $11.7 billion on April 30, 2009. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests. The Note was renewed upon expiration on January 16, 2009 for an additional 334 day period and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. As a result of the renewal of the Note, the Company’s risk of loss increased to $18.0 million on April 30, 2009, representing the $3.0 million carrying value of the investments in privately offered equity funds on its Consolidated Balance Sheet and the stated amount of the Note on April 30, 2009. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of long-term investments in Note 8. These investments are classified as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the Company records any change in fair value, net of tax, in other comprehensive income (loss). The Note is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

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

At April 30, 2009, Parametric Risk Advisors had assets of $2.5 million, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $0.9 million, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its consolidated financial statements.

11.  Related Party Transactions

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. The Note is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

12.  Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan Stock Alternative and the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”). The Company recognized total compensation cost related to its plans as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2009	2008	2009	2008
2008 Plan:
Stock options	$8,127	$8,586	$17,331	$18,777
Restricted shares	1,462	352	2,889	705
Phantom stock units	43	–	111	–
Employee Stock Purchase Plan	–	–	246	757
Incentive Plan Stock Alternative	–	–	–	429
ACM Plan	50	–	100	–
Total stock-based compensation expense	$9,682	$8,938	$20,677	$20,668

The total income tax benefit recognized for stock-based compensation arrangements was $2.7 million and $2.2 million for the three months ended April 30, 2009 and 2008, respectively, and $6.0 million and $5.4 million for the six months ended April 30, 2009 and 2008, respectively.

2008 Omnibus Incentive Plan

On October 30, 2008, the Board of Directors (the “Board”) approved the 2008 Plan. The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 6.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through April 30, 2009, 1.0 million restricted shares and options to purchase 3.1 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the six months ended April 30, 2009 and 2008 using the Black-Scholes option pricing model were as follows:

	2009	2008
Weighted-average grant date fair value of options granted	$6.72	$14.83
Assumptions:
Dividend yield	2.3% to 3.1%	1.2% to 1.9%
Volatility	32% to 34%	25% to 28%
Risk-free interest rate	2.9% to 4.6%	3.6% to 4.4%
Expected life of options	7.4 years	6.8 to 7.8 years

Stock option transactions under the 2008 Plan and predecessor plans for the six months ended April 30, 2009 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,878	$23.49
Granted	3,125	22.03
Exercised	(412)	14.08
Forfeited/expired	(336)	31.09
Options outstanding, end of period	31,255	$23.38	5.7	$204,612
Options exercisable, end of period	19,754	$18.88	4.3	$179,148
Vested or expected to vest	30,795	$23.27	5.6	$203,593

The Company received $5.0 million and $13.2 million related to the exercise of options for the six months ended April 30, 2009 and 2008, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2009 and 2008 was $3.6 million and $27.7 million, respectively. The total fair value of options that vested during the six months ended April 30, 2009 was $27.2 million.

As of April 30, 2009, there was $75.2 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of April 30, 2009, there was $24.8 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.4 years.

A summary of the Company’s restricted share activity for the six months ended April 30, 2009 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	149	$28.21
Granted	972	22.04
Vested	(75)	20.27
Forfeited/expired	(18)	21.99
Unvested, end of period	1,028	$23.06

Phantom Stock Units
In the six months ended April 30, 2009, 13,390 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of April 30, 2009, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through April 30, 2009, 7.5 million shares have been issued pursuant to this plan. The Company received $2.2 million and $1.8 million related to shares issued under the Employee Stock Purchase Plan in the six months ended April 30, 2009 and 2008, respectively.

Incentive Plan Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through April 30, 2009, 3.5 million shares have been issued pursuant to this plan. The Company did not record compensation expense for the six months ended April 30, 2009 relating to the Incentive Plan Stock Alternative as the only purchase during the six months was non-compensatory. The Company received $2.9 million and $4.9 million related to shares issued under the Incentive Plan Stock Alternative in the six months ended April 30, 2009 and 2008, respectively.

ACM Plan

In the six months ended April 30, 2009, approximately 57,000 profit units tied to the performance of Atlanta Capital Management Company, LLC (“Atlanta Capital”) were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $17.55. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of April 30, 2009, there was $0.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.5 years.

13.  Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first six months of fiscal 2009, the Company purchased approximately 0.4 million shares of its Non-Voting Common Stock. Approximately 2.4 million additional shares may be repurchased under the current authorization.

14.  Income Taxes

The provision for income taxes for the three months ended April 30, 2009 and 2008 was $10.9 million and $33.9 million, or 28.6 percent and 37.4 percent of pre-tax income, respectively. The provision for income taxes for the six months ended April 30, 2009 and 2008 was $28.3 million and $70.9 million, or 34.6 percent and 38.3 percent of pre-tax income, respectively.

The provision for income taxes in the three and six months ended April 30, 2009 and 2008 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes. In the second quarter of fiscal 2009, the Company executed a state tax voluntary disclosure agreement that resulted in a net reduction in income tax expense in the amount of $3.4 million.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income deductions attributable to stock-based compensation, certain closed-end fund expenses and unrealized losses on investments, partially offset by deferred tax liabilities related to deferred sales commissions, a change in accounting method filed with the IRS in December 2007 and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There were no valuation allowances recorded as of April 30, 2009 or 2008.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on November 1, 2007. At April 30, 2009, the Company’s unrecognized tax benefits were $10.1 million, a decrease of $10.0 million from the October 31, 2008 balance of $20.1 million. This decrease is primarily due to the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009.

15.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income (loss), net of tax. The components of total comprehensive income for the six months ended April 30, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Net income	$50,450	$111,090
Net unrealized gains (losses) on available-for-sale securities, net of income tax (expense) benefit of ($54) and $1,306, respectively	308	(2,248)
Foreign currency translation adjustments, net of income taxes of $133 and $53, respectively	(204)	(94)
Change in unamortized loss on derivative instrument, net of income tax of $79	145	145
Comprehensive income	$50,699	$108,893

16.  Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three and six months ended April 30, 2009 and 2008:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2009	2008	2009	2008
Weighted-average shares outstanding — basic	115,965	115,421	115,936	115,849
Incremental common shares from stock options and restricted share awards	3,503	7,850	3,148	9,688
Weighted-average shares outstanding — diluted	119,468	123,271	119,084	125,537
Earnings per share:
Basic	$0.22	$0.46	$0.44	$0.96
Diluted	$0.22	$0.43	$0.42	$0.89

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted shares in earnings per diluted share. Antidilutive incremental common shares related to stock options and unvested restricted shares excluded from the computation of earnings per diluted share were approximately 18.9 million and 3.4 million for the three months ended April 30, 2009 and 2008, respectively, and were approximately 18.9 million and 3.4 million for the six months ended April 30, 2009 and 2008, respectively.

17.  Derivative Financial Instruments

SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.

The Company may utilize derivative financial instruments to manage investment risk in its equity and income investments, to manage foreign currency risk on investments denominated in foreign currencies and to manage interest rate risk inherent in long-term debt offerings. In addition, the Company may also enter into derivative financial instruments for trading or speculative purposes as part of its investments in separately managed accounts seeded for new product development purposes.

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the unrealized gain or loss is recorded in other comprehensive income (loss) as a separate component of shareholders’ equity and is reclassified into earnings over the life of the hedge. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings.

In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined as of the time of the pricing of the securities. At the time the debt was issued, the Company terminated the lock agreement and settled the transaction in cash. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. During the six months ended April 30, 2009 and 2008, the Company reclassified $0.2 million of the loss on the Treasury lock transaction into interest expense. At April 30, 2009, the remaining unamortized loss on this transaction was $3.8 million. Over the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the interest rate lock transaction into interest expense.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $11.5 million of the total $15.0 million of committed capital at April 30, 2009. The Company anticipates investing the remaining $3.5 million by September 2010.

Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, the Company will purchase an additional interest in Atlanta Capital for $9.3 million on June 30, 2009. The transaction will increase the Company’s ownership interest from 85.5 percent to 89.5 percent at closing. The purchase price will be allocated among long-term investments, intangible assets, goodwill and non-controlling interest.

19.  Regulatory Requirements

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $50.0 million at April 30, 2009, which exceeded its minimum net capital requirement of $1.9 million. EVD’s ratio of aggregate indebtedness to net capital at April 30, 2009 was 0.58-to-1.

20.  Subsequent Events

In April 2009, the non-controlling interest holders of Parametric Portfolio Associates LLC exercised a put option, requiring the Company to purchase an additional interest in Parametric Portfolio Associates LLC for $14.2 million. The transaction settled on May 1, 2009 and increased the Company’s capital ownership interest from 89.3 percent to 92.4 percent and the Company’s profits interest from 82.3 percent to 87.5 percent. The purchase price will be allocated among intangible assets, goodwill and non-controlling interest.

In May 2009, the Company executed a call option, requiring the non-controlling interest holders of Fox Asset Management to sell to the Company an additional interest in Fox Asset Management. The transaction settled on June 1, 2009 and increased the Company’s ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, there will be no transfer of proceeds at closing.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of April 30, 2009, we had $127.2 billion in assets under management.

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

Global markets continued to experience significant volatility in the first half of our fiscal 2009 amid signs that the current recession may be deep and prolonged. The S&P 500 Index declined 31 percent from the end of October to the mid-March market bottom, reaching 12 year lows. Markets then rallied sharply through the end of April, reducing losses in the S&P 500 to 10 percent for the fiscal first half. Even with the recent rally, we anticipate a challenging business climate ahead. Because our assets under management in the first half of the fiscal year and at the end of the period were substantially below fiscal 2008 averages, we will likely experience a significant decline in fiscal 2009 revenue relative to fiscal 2008 unless markets improve sharply through the end of the fiscal year. Although we have taken steps to reduce costs in response to current market conditions, we expect our fiscal 2009 profit margins and net income also to be adversely affected.

Current market conditions impact our 1) asset levels and effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management), 2) operating results, and 3) the recoverability of our investments.

Asset Levels and Effective Fee Rate
In the second quarter of fiscal 2009, we experienced a decline in revenue relative to the second quarter of fiscal 2008, primarily reflecting asset level declines due to falling market values. Although average assets under management stabilized in the second quarter of fiscal 2009 at $121.0 million compared to $121.6 million in the first quarter of fiscal 2009, the acquisition of the Tax Advantaged Bond Strategies

(“TABS”) business of M.D. Sass Investors Services (“MD Sass”), which has a lower effective management fee rate than our overall business, contributed to a decline in our average effective fee rate to 65 basis points in the second quarter of fiscal 2009 from 69 basis points in the first quarter of fiscal 2009 and 71 basis points in the second quarter of fiscal 2008. Investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
While revenue declined in the second quarter of fiscal 2009 compared to the first quarter of fiscal 2009 by $11.1 million, or 5 percent, our expenses declined by approximately $4.2 million, or 3 percent, in the same period. In falling markets, we benefit by having certain expenses tied to asset levels that decline as assets under management decline, such as certain distribution and service fees. We also have expenses that naturally adjust to decreases in operating earnings, such as the performance-based management incentive we accrue throughout the year. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets. The variability of these expenses helps to offset some of the negative impact on revenue from declining markets. Beyond these substantially self-compensating expense adjustments, we are undertaking a thorough review of all expense categories.

Recoverability of our Investments
We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, have been reduced to $2.5 million at April 30, 2009, reflecting impairment losses of $1.3 million recognized in the first six months of fiscal 2009. Unrealized losses on investments classified as available-for-sale, net of tax, totaled $1.7 million on April 30, 2009, a decrease of $0.3 million from $2.0 million on October 31, 2008. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets do not recover or they deteriorate further during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that are in an unrealized loss position at April 30, 2009.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the second quarter of fiscal 2009 that would indicate that an impairment exists at April 30, 2009.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the second quarter of fiscal 2009 that would indicate that an impairment exists at April 30, 2009.

Assets Under Management

Assets under management of $127.2 billion on April 30, 2009 were 20 percent lower than the $159.1 billion reported a year earlier, despite strong open-end fund, institutional and retail managed account gross and net inflows. Long-term fund net inflows of $3.8 billion over the last twelve months included $8.8 billion of open-end fund net inflows, offset by $3.7 billion of private fund net outflows and $1.3 billion of closed-end fund net outflows. Net outflows from private and closed-end funds include reductions in fund leverage of $1.9 billion and $1.5 billion, respectively. Retail managed account net inflows were $3.2 billion and institutional and high-net-worth separate account net inflows were $3.2 billion. Net price declines in managed assets reduced assets under management by $47.6 billion. A decrease in cash management assets reduced assets under management by an additional $1.2 billion.

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York. The acquired TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.8 billion in institutional and high-net-worth family office accounts and $2.1 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the TABS division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services will continue to be offered directly to institutional and family office clients, and by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

  Ending Assets Under Management by Investment Category(1)

	April 30,
(in millions)	2009	% of Total	2008	% of Total	% Change
Equity	$76,975	60%	$107,659	68%	–29%
Fixed income	35,586	28%	32,426	20%	10%
Floating-rate bank loan	14,676	12%	18,984	12%	–23%
Total	$127,237	100%	$159,069	100%	–20%

(1)  Includes funds and separate accounts.

Assets under management consist mainly of securities that are actively traded. The percentage of assets under management for which we estimate fair value is not material to the value of assets under management in total.

Equity assets under management included $28.8 billion and $50.3 billion of equity funds managed for after-tax returns on April 30, 2009 and 2008, respectively. Fixed income assets included $14.6 billion and $17.1 billion of tax-exempt municipal bond fund assets and $0.8 billion and $2.0 billion of cash management fund assets on April 30, 2009 and 2008, respectively.

  Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in millions)	2009	2008	Change	2009	2008	Change
Long-term funds:
Open-end funds(1)	$1,932	$2,162	–11%	$4,478	$4,157	8%
Closed-end funds	(124)	63	NM (3)	(574)	94	NM
Private funds	(1,073)	(11)	NM	(2,663)	(126)	NM
Total long-term fund net inflows	735	2,214	–67%	1,241	4,125	–70%
HNW and institutional accounts(1)(2)	(16)	1,021	NM	2,336	1,561	50%
Retail managed accounts	69	1,705	–96%	481	2,833	–83%
Total separate account net inflows	53	2,726	–98%	2,817	4,394	–36%
Total net inflows	$788	$4,940	–84%	$4,058	$8,519	–52%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional accounts” category for all periods presented.
(2)	High-net-worth (“HNW”)
(3)	Not meaningful (“NM”)

Net inflows totaled $0.8 billion in the second quarter of fiscal 2009 compared to $4.9 billion in the second quarter of fiscal 2008, primarily reflecting strong open-end fund net inflows offset by private fund net outflows. Open-end fund net inflows of $1.9 billion and $2.2 billion for the second quarter of fiscal 2009 and 2008, respectively, reflect gross inflows of $5.5 billion and $6.3 billion, respectively, net of redemptions of $3.6 billion and $4.1 billion, respectively. Closed-end fund net outflows of $124.2 million in the second quarter of fiscal 2009 compared to net inflows of $62.7 million in the second quarter of fiscal 2008. Closed-end fund net outflows in the second quarter of fiscal 2009 include $186.1 million in reduced portfolio leverage offset by $61.9 million of reinvested dividends. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $1.1 billion in the second quarter of fiscal 2009 compared to net outflows of $10.9 million in the second quarter of fiscal 2008. Private fund net outflows in the second quarter of fiscal 2009 included a $0.7 billion reduction in portfolio leverage. Reductions in portfolio leverage in private and closed-end funds reflect paydowns necessary to maintain minimum debt coverage ratios in declining markets.

Separate accounts net inflows totaled $53.0 million in the second quarter of fiscal 2009 compared to net inflows of $2.7 billion in the second quarter of fiscal 2008. High-net-worth and institutional account net outflows totaled $16.0 million in the second quarter of fiscal 2009 compared to net inflows of $1.0 billion in the second quarter of fiscal 2008, reflecting gross inflows of $1.6 billion and $2.2 billion, respectively, net of redemptions of $1.6 billion and $1.2 billion, respectively. Retail managed account net inflows totaled $69.0 million in the second quarter of fiscal 2009 compared to net inflows of $1.7 billion in the second quarter of fiscal 2008, reflecting gross inflows of $2.2 billion and $2.6 billion, respectively, net of redemptions of $2.1 billion and $0.9 billion, respectively.

The following table summarizes the asset flows by investment category for the three and six months ended April 30, 2009 and 2008:

  Asset Flows(1)

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in millions)	2009	2008	Change	2009	2008	Change
Equity fund assets — beginning	$46,591	$67,754	–31%	$51,956	$72,928	–29%
Sales/inflows	3,513	3,951	–11%	8,302	9,060	–8%
Redemptions/outflows	(3,497)	(2,025)	73%	(7,027)	(4,407)	59%
Exchanges	(53)	(20)	165%	(87)	(67)	30%
Market value change	583	887	–34%	(6,007)	(6,967)	–14%
Equity fund assets — ending	47,137	70,547	–33%	47,137	70,547	–33%
Fixed income fund assets — beginning	19,851	24,281	–18%	20,382	24,617	–17%
Sales/inflows	1,388	1,619	–14%	2,786	3,157	–12%
Redemptions/outflows	(1,051)	(1,257)	–16%	(2,442)	(2,682)	–9%
Exchanges	57	87	–34%	86	158	–46%
Market value change	1,006	(543)	NM	439	(1,063)	NM
Fixed income fund assets — ending	21,251	24,187	–12%	21,251	24,187	–12%
Floating-rate bank loan fund assets — beginning	12,466	18,359	–32%	13,806	20,381	–32%
Sales/inflows	948	1,334	–29%	1,745	2,145	–19%
Redemptions/outflows	(566)	(1,408)	–60%	(2,123)	(3,148)	–33%
Exchanges	16	(119)	NM	(8)	(284)	–97%
Market value change	922	(189)	NM	366	(1,117)	NM
Floating-rate bank loan fund assets — ending	13,786	17,977	–23%	13,786	17,977	–23%
Total long-term fund assets — beginning	78,908	110,394	–29%	86,144	117,926	–27%
Sales/inflows	5,849	6,904	–15%	12,833	14,362	–11%
Redemptions/outflows	(5,114)	(4,690)	9%	(11,592)	(10,237)	13%
Exchanges	20	(52)	NM	(9)	(193)	–95%
Market value change	2,511	155	NM	(5,202)	(9,147)	–43%
Total long-term fund assets — ending	82,174	112,711	–27%	82,174	112,711	–27%
Separate accounts — beginning	42,236	40,828	3%	35,831	42,160	–15%
Inflows — HNW and institutional	1,580	2,180	–28%	5,011	4,380	14%
Outflows — HNW and institutional	(1,596)	(1,159)	38%	(2,675)	(2,819)	–5%
Inflows — retail managed accounts	2,179	2,618	–17%	4,058	4,625	–12%
Outflows — retail managed accounts	(2,110)	(913)	131%	(3,577)	(1,792)	100%
Market value change	1,993	836	138%	(1,219)	(2,164)	–44%
Assets acquired	–	–	NM	6,853	–	NM
Separate accounts — ending	44,282	44,390	0%	44,282	44,390	0%
Cash management fund assets — ending	781	1,968	–60%	781	1,968	–60%
Assets under management — ending	$127,237	$159,069	–20%	$127,237	$159,069	–20%

(1)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Long-term fund” category, have been reclassified to the “HNW and institutional” category for all periods presented.

  Ending Assets Under Management by Asset Class

	April 30,
(in millions)	2009	% of Total	2008	% of Total	% Change
Open-end funds:
Class A	$29,134	23%	$36,892	23%	–21%
Class B	2,307	2%	4,339	3%	–47%
Class C	6,687	5%	9,303	6%	–28%
Class I	6,271	5%	3,894	2%	61%
Other(1)(2)	1,155	1%	1,318	1%	–12%
Total open-end funds	45,554	36%	55,746	35%	–18%
Private funds(3)	17,213	13%	27,805	17%	–38%
Closed-end funds	20,188	16%	31,128	20%	–35%
Total fund assets	82,955	65%	114,679	72%	–28%
HNW and institutional account assets(2)	27,754	22%	27,749	17%	0%
Retail managed account assets	16,528	13%	16,641	11%	–1%
Total separate account assets	44,282	35%	44,390	28%	0%
Total	$127,237	100%	$159,069	100%	–20%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 65 percent of total assets under management at April 30, 2009, down from 72 percent at April 30, 2008, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 35 percent of total assets under management at April 30, 2009, from 28 percent at April 30, 2008. The decrease in fund assets under management in the first six months of fiscal 2009 reflects annualized internal growth of 8 percent, excluding the effect of portfolio deleveraging, offset by net price declines of $5.2 billion and reductions in fund leverage of $2.2 billion. The increase in separate account assets under management in the first six months of fiscal 2009 reflects $6.9 billion of managed assets gained in connection with the TABS acquisition, annualized internal growth (excluding the effect of the TABS acquisition) of 16 percent and net price declines of $1.2 billion.

Average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administration, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

  Average Assets Under Management by Asset Class

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in millions)	2009	2008	Change	2009	2008	Change
Open-end funds:
Class A	$27,418	$34,635	–21%	$27,593	$34,875	–21%
Class B	2,303	4,906	–53%	2,446	5,303	–54%
Class C	6,363	9,148	–30%	6,438	9,474	–32%
Class I	5,327	3,479	53%	4,915	3,485	41%
Other(1)(2)	1,138	938	21%	1,191	859	39%
Total open-end funds	42,549	53,106	–20%	42,583	53,996	–21%
Private funds(3)	16,949	27,487	–38%	18,153	28,329	–36%
Closed-end funds	19,627	30,629	–36%	20,277	31,599	–36%
Total fund assets	79,125	111,222	–29%	81,013	113,924	–29%
HNW and institutional account assets(2)	26,337	26,692	–1%	24,929	26,892	–7%
Retail managed account assets	15,551	15,390	1%	15,278	15,152	1%
Total separate account assets	41,888	42,082	0%	40,207	42,044	–4%
Total	$121,013	$153,304	–21%	$121,220	$155,968	–22%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Non-Eaton Vance funds subadvised by Atlanta Capital, Fox Asset Management and Parametric Portfolio Associates, which were previously reported in the “Open-end funds” category, have been reclassified to the “HNW and institutional account assets” category for all periods presented.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands, except per share data)	2009	2008	Change	2009	2008	Change
Net income	$25,753	$53,162	–52%	$50,450	$111,090	–55%
Earnings per share:
Basic	$0.22	$0.46	–52%	$0.44	$0.96	–54%
Diluted	$0.22	$0.43	–49%	$0.42	$0.89	–53%
Operating margin	23%	35%		24%	35%

We reported net income of $25.8 million, or $0.22 per diluted share, in the second quarter of fiscal 2009 compared to net income of $53.2 million, or $0.43 per diluted share, in the second quarter of fiscal 2008. The decrease in net income of $27.4 million, or $0.21 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $75.0 million, or 27 percent, primarily due to the 21 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 65 basis points in the second quarter of fiscal 2009 from 71 basis points in the second quarter of fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management primarily as a result of the TABS acquisition in December 2008.

•	A decrease in expenses of $24.0 million, or 14 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue. These decreases were partially offset by an increase in other expenses, primarily reflecting increases in facilities and technology expense associated with our move to new corporate offices in the second quarter of fiscal 2009.

•	A decrease in interest income of $1.9 million, or 70 percent, reflecting a decrease in average cash balances and a decrease in effective interest rates over the last twelve months.

•	Impairment losses on investments of $1.2 million associated with investments in CDO entities.

•	A decrease in income taxes of $23.0 million, reflecting the decrease in taxable income year-over-year and the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in income tax expense of $3.4 million.

•	A decrease in non-controlling interest of $2.8 million, primarily reflecting a $2.8 million adjustment to non-controlling interest in the second quarter of fiscal 2008.

•	A decrease in weighted average diluted shares outstanding of 3.8 million shares, or 3 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

We reported net income of $50.5 million, or $0.42 per diluted share, in the first six months of fiscal 2009 compared to net income of $111.1 million, or $0.89 per diluted share, in the first six months of fiscal 2008. The decrease in net income of $60.6 million, or $0.47 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $155.4 million, or 28 percent, primarily due to the 22 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 67 basis points in the first six months of fiscal 2009 from 72 basis points in the first six months of fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management, primarily as a result of the TABS acquisition in December 2008.

•	A decrease in expenses of $57.2 million, or 16 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue. These decreases were partially offset by an increase in other expenses, primarily reflecting increases in facilities and technology expense associated with our move to new corporate offices in the second quarter of fiscal 2009.

•	A decrease in interest income of $5.0 million, or 71 percent, reflecting a decrease in average cash balances and a decrease in effective interest rates over the last twelve months.

•	Impairment losses on investments of $1.3 million associated with investments in CDO entities.

•	A decrease in income taxes of $42.6 million, reflecting the decrease in taxable income year-over-year and the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in income tax expense of $3.4 million.

•	A decrease in non-controlling interest of $3.6 million, primarily reflecting a $2.8 million adjustment to non-controlling interest made in the second quarter of fiscal 2008.

•	A decrease in weighted average diluted shares outstanding of 6.5 million shares, or 5 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with GAAP, as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income excluding the results of consolidated funds and adding back stock-based compensation, any write-off of intangible assets or goodwill associated with our acquisitions and other items we consider non-operating in nature. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and our Board of Directors look at adjusted operating income as a measure of underlying performance, since operating results of consolidated funds and amounts resulting from one-time events do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation, a non-cash operating expense.

The following table provides a reconciliation of operating income to adjusted operating income for the three and six month periods ended April 30, 2009 and 2008:

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2009	2008	Change	2009	2008	Change
Operating income	$45,123	$96,145	–53%	$97,122	$195,312	–50%
Adjusted for:
Operating (income) losses of consolidated funds	151	(352)	NM	58	(85)	NM
Stock-based compensation	9,682	8,938	8%	20,677	20,668	0%
Adjusted operating income	$54,956	$104,731	–48%	$117,857	$215,895	–45%
Adjusted operating margin	28%	38%		29%	38%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 65 basis points and 67 basis points in the second quarter and first six months of fiscal 2009, respectively, compared to 71 basis points and 72 basis points in the second quarter and first six months of fiscal 2008, respectively. The decrease in our average overall effective fee rate year-over-year can be primarily attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2009	2008	Change	2009	2008	Change
Investment advisory and administration fees	$153,158	$201,738	–24%	$313,670	$412,424	–24%
Distribution and underwriter fees	18,719	32,497	–42%	39,802	69,536	–43%
Service fees	25,641	38,057	–33%	53,241	78,860	–32%
Other revenue	871	1,134	–23%	1,147	2,402	–52%
Total revenue	$198,389	$273,426	–27%	$407,860	$563,222	–28%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in both the second quarter and first six months of fiscal 2009, compared to 74 percent and 73 percent in the second quarter and first six months of fiscal 2008, respectively.

The decrease in investment advisory and administration fees of 24 percent, or $48.6 million, in the second quarter of fiscal 2009 over the same period a year earlier can be attributed to a 21 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 61 basis points in both the second quarter of fiscal 2009 and 2008, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 32 basis points in the second quarter of fiscal 2009 compared to 31 basis points the second quarter of fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional separate account net inflows at both EVM and Parametric Portfolio Associates over the past twelve months.

The decrease in investment advisory and administration fees of 24 percent, or $98.8 million, in the first six months of fiscal 2009 over the same period a year earlier can be attributed to a 22 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 61 basis points in both the first six months of fiscal 2009 and 2008, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 33 basis points in the first six months of fiscal 2009 compared to 31 basis points first six months of fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional and retail separate account net inflows at both EVM and Parametric Portfolio Associates over the past twelve months.

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

Distribution plan payments decreased 42 percent, or $12.1 million, to $16.9 million in the second quarter of fiscal 2009 over the same period a year earlier, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 51 percent, or $0.3 million, to $0.3 million, reflecting a 53 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 53 percent, or $5.0 million, to $4.5 million, reflecting a decrease in average Class B share assets under management of 53 percent year-over-year. Class C and certain private fund distribution fees decreased by 32 percent and 62 percent, or $5.0 million and $1.9 million, to $10.9 million and $1.2 million, respectively, reflecting decreases in average assets subject to distribution fees of 30 percent and 55 percent, respectively. Underwriter fees and other distribution income decreased 48 percent, or $1.6 million, to $1.8 million in the second quarter of fiscal 2009, reflecting a decrease of $0.6 million in underwriter fees received on sales of Class A shares, a decrease of $0.7 million in contingent deferred sales charges received on certain Class A share redemptions, and a decrease of $0.3 million in other distribution income.

Distribution plan payments decreased 42 percent, or $26.0 million, to $36.0 million in the first six months of fiscal 2009 over the same period a year earlier, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 59 percent, or $0.7 million, to $0.5 million, reflecting a 61 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 52 percent, or $10.7 million, to $10.0 million, reflecting a decrease in average Class B share assets under management of 54 percent year-over-year. Class C and certain private fund distribution fees decreased by 33 percent and 57 percent, or $11.1 million and $3.6 million, to $22.4 million and $2.8 million, respectively, reflecting decreases in average assets subject to distribution fees of 32 percent and 51 percent, respectively. Underwriter fees and other distribution income decreased 49 percent, or $3.7 million, to $3.8 million in the first six months of fiscal 2009, reflecting a decrease of $1.8 million in underwriter fees received on sales of Class A shares, a decrease of $1.2 million in contingent deferred sales charges received on certain Class A share redemptions, and a decrease of $0.8 million in other distribution income.

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

Service fee revenue decreased 33 percent, or $12.4 million, to $25.6 million in the second quarter of fiscal 2009 over the same period a year earlier, primarily reflecting a 32 percent decrease in average assets under management in funds and classes of funds subject to service fees. Service fee revenue decreased 32 percent, or $25.6 million, to $53.2 million in the first six months of fiscal 2009 over the same period a year earlier, primarily reflecting a 31 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, decreased by $0.3 million in the second quarter of fiscal 2009 over the same period a year earlier, primarily reflecting decreases in miscellaneous dealer income and net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Net investment losses (net realized and unrealized losses offset in part by dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated were not material to either period.

Other revenue decreased by $1.3 million in the first six months of fiscal 2009 over the same period a year earlier, primarily reflecting decreases in miscellaneous dealer income and net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue for the first six months of fiscal 2009 includes $0.8 million of net investment losses related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.2 million of net investment gains for the first six months of fiscal 2008.

Expenses

Operating expenses decreased by 14 percent, or $24.0 million, in the second quarter of fiscal 2009 over the same period a year earlier and by 16 percent, or $57.2 million, in the first six months of fiscal 2009 over the same period a year earlier, reflecting decreases in substantially all expense categories with the exception of other expenses, as more fully described below.

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2009	2008	Change	2009	2008	Change
Compensation of officers and employees:
Cash compensation	$57,555	$66,306	–13%	$116,186	$136,503	–15%
Stock-based compensation	9,682	8,938	8%	20,677	20,668	0%
Total compensation of officers and employees	67,237	75,244	–11%	136,863	157,171	–13%
Distribution expense(1)	21,451	29,547	–27%	43,507	62,338	–30%
Service fee expense	20,827	31,441	–34%	43,876	64,898	–32%
Amortization of deferred sales commissions	9,523	12,194	–22%	19,080	25,618	–26%
Fund expenses	4,384	5,910	–26%	9,416	12,426	–24%
Other expenses(1)	29,844	22,945	30%	57,996	45,459	28%
Total expenses	$153,266	$177,281	–14%	$310,738	$367,910	–16%

(1)	Certain amounts from prior quarters have been reclassified to conform to current year presentation. See Note 3 in Item 1 for further discussion of this change.

Compensation of officers and employees
Compensation expense decreased by 11 percent, or $8.0 million, in the second quarter of fiscal 2009 over the same period a year ago, reflecting increases in employee headcount, base salaries, employee benefits, stock-based compensation and other compensation expenses, including severance costs, offset by lower sales-based incentives and adjusted operating income-based incentives. Base compensation and employee benefits increased by $3.0 million, or 9 percent, primarily reflecting a 7 percent increase in average headcount. Operating income-based incentives decreased by $11.3 million, or 48 percent, reflecting a decrease in both adjusted operating income and the rate at which adjusted operating income-based incentives are accrued in the current fiscal year. Sales incentives decreased by $1.3 million, or 13 percent, reflecting a decrease in gross sales and a realignment of our sales incentive compensation structure. Stock-based compensation expense increased by $0.7 million, or 8 percent, in the second quarter of fiscal 2009 over the same period a year earlier, primarily reflecting the increase in average headcount referenced above. Other compensation expense increased by $0.8 million, reflecting an increase in severance expense recognized in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

Compensation expense decreased by 13 percent, or $20.3 million, in the first six months of fiscal 2009 over the same period a year ago, reflecting increases in employee headcount, base salaries and employee benefits, offset by lower sales-based incentives, adjusted operating income-based incentives and other compensation expenses, including severance. Base compensation and employee benefits increased by $6.2 million, or 10 percent, primarily reflecting a 9 percent increase in average headcount. Operating income-based incentives decreased by $21.5 million, or 45 percent, reflecting a decrease in both adjusted operating income and the rate at which adjusted operating income-based incentives are accrued in the current fiscal year. Sales incentives decreased by $4.7 million, or 20 percent, reflecting a decrease in gross sales and a realignment of our sales incentive compensation structure. Other compensation expense decreased by $0.3 million, reflecting a decrease in severance expense recognized in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. Stock-based compensation expense was flat year-over-year at $20.7 million, reflecting the increase in average headcount referenced above offset by a reduction in stock-based compensation expense for retirement-eligible employees.

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

Distribution expense decreased by 27 percent, or $8.1 million, to $21.5 million in the second quarter of fiscal 2009 over the same period a year earlier, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements. Class C distribution fees decreased by $3.1 million, or 27 percent, to $8.2 million in the second quarter of fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by $1.2 million, or 45 percent, to $1.5 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by $2.3 million, or 42 percent, to $3.2 million in the second quarter of fiscal 2009, reflecting a decrease in average assets under management subject to those payments. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by $0.8 million, or 10 percent, to $6.5 million in the second quarter of fiscal 2009, reflecting the decrease in sales and average assets under management that are subject to these arrangements. Other marketing expenses decreased by $0.7 million, or 26 percent, to $2.0 million in the second quarter of fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Distribution expense decreased by 30 percent, or $18.8 million, to $43.5 million in the first six months of fiscal 2009 over the same period a year earlier, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements. Class C distribution fees decreased by $7.8 million, or 32 percent, to $16.7 million in the first six months of fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by $2.3 million, or 38 percent, to $3.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by $4.8 million, or 41 percent, to $6.9 million in the first six months of fiscal 2009, reflecting a decrease in average assets under management subject to those payments. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by $1.4 million, or 10 percent, to $12.8 million in the first six months of fiscal 2009, reflecting the decrease in sales and average assets under management that are subject to these arrangements. Other marketing expenses decreased by $2.5 million, or 43 percent, to $3.3 million in the first six months of fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense decreased by 34 percent and 32 percent in the second quarter and first six months of fiscal 2009, respectively, over the same periods a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 22 percent and 26 percent in the second quarter and first six months of fiscal 2009, respectively, over the same periods a year earlier, primarily reflecting the ongoing decline of Class B share sales and assets. As amortization expense is a function of our fund share class mix, a continuing shift away from Class B and Class C shares to other classes over time will likely result in a continuing reduction in amortization expense. In the second quarter of fiscal 2009, 34 percent of total amortization related to Class B shares, 40 percent to Class C shares and 26 percent to privately offered equity funds. In the first six months of fiscal 2009, 32 percent of total amortization related to Class B shares, 42 percent to Class C shares and 26 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 26 percent and 24 percent in the second quarter and first six months of fiscal 2009, respectively, compared to the same periods a year earlier, primarily reflecting decreases in subadvisory fees and other fund-related expenses. The decrease in subadvisory fees can be attributed to the decrease in average assets under management in funds for which we employ and pay a subadvisor. The decrease in other fund-related expenses can be attributed to a decrease in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 30 percent, or $6.9 million, in the second quarter of fiscal 2009 over the same period a year ago, primarily reflecting increases in facilities-related expenses of $5.9 million, information technology expense of $1.2 million, and other corporate expenses of $0.9 million, offset by decreases in consulting expense of $0.6 million and communications expense of $0.4 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston and accelerated amortization of existing leasehold improvements in conjunction with our move, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $1.2 million increase in the amortization of intangible assets associated with the TABS acquisition offset by decreases in qualification fees, professional development and charitable giving. The decrease in consulting expense can be attributed primarily to decreases in legal and recruiting costs, while the decrease in communications expense can be attributed to decreases in both telephone and subscriptions expenses.

Other expenses increased by 28 percent, or $12.5 million, in the first six months of fiscal 2009 over the same period a year ago, primarily reflecting increases in facilities-related expenses of $10.7 million, information technology expense of $1.9 million, and other corporate expenses of $0.9 million, offset by decreases in travel expense of $0.5 million and communications expense of $0.5 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston and accelerated amortization of existing leasehold improvements in conjunction with our move, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $1.7 million increase in the amortization of intangible assets associated with the TABS acquisition offset by decreases in qualification fees, professional development and charitable giving. The decrease in travel expense can be attributed primarily to corporate-wide expense management initiatives, while the decrease in communications expense can be attributed to decreases in telephone, subscriptions and other repairs and maintenance expenses.

Other Income and Expense

	For the Three Months Ended April 30,		%	For the Six Months Ended April 30,		%
(in thousands)	2009	2008	Change	2009	2008	Change
Interest income	$828	$2,745	–70%	$2,099	$7,125	–71%
Interest expense	(8,407)	(8,405)	0%	(16,823)	(16,819)	0%
Realized (losses) gains on investments	(1,256)	(118)	964%	(2,386)	235	NM
Unrealized (losses) gains on investments	2,839	384	639%	3,153	(437)	NM
Foreign currency (losses) gains	(25)	(12)	108%	36	(32)	NM
Impairment losses on investments	(1,162)	–	NM	(1,268)	–	NM
Total other income (expense)	$(7,183)	$(5,406)	33%	$(15,189)	$(9,928)	53%

Interest income decreased by $1.9 million and $5.0 million, or 70 percent and 71 percent, in the second quarter and first six months of fiscal 2009, respectively, compared to the same periods a year ago, primarily due to a decrease in average cash balances and a decrease in effective interest rates.

Interest expense was flat year-over-year, reflecting interest accrued on our senior notes offered in October 2007.

In the second quarter of fiscal 2009 and 2008, we recognized realized losses on investments totaling $1.3 million and $0.1 million, respectively, representing losses incurred on investments in separately managed accounts seeded for new product development purposes. In the first six months of fiscal 2009 those losses totaled $2.4 million, compared to realized gains of $0.2 million in the first six months of fiscal 2008. Unrealized gains (losses) on investments of $2.8 million and $0.3 million in the second quarter of fiscal 2009 and 2008, respectively, and $3.2 million and $(0.4) million in the first six months of fiscal 2009 and 2008, respectively, also relate to investments in separately managed accounts seeded for new product development purposes.

We recognized impairment losses totaling $1.2 million and $1.3 million in the three and six months ended April 30, 2009, representing losses relating to a synthetic CDO entity and one of our four cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment loss associated with the cash instrument CDO entity resulted from a decrease in the estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, non-controlling interest and equity in net income (loss) of affiliates) was 28.6 percent and 37.4 percent in the second quarter of fiscal 2009 and 2008, respectively, compared to 34.6 percent and 38.3 percent in the first six months of fiscal 2009 and 2008, respectively. The decrease in our effective tax rate in both the second quarter and first six months of fiscal 2009 reflects the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense of $3.4 million.

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

Non-controlling Interest

Non-controlling interest decreased by $2.8 million and $3.6 million in the second quarter and first six months of fiscal 2009, respectively, over the same periods a year earlier, primarily due to a $2.8 million adjustment in the second quarter of fiscal 2008 to reverse stock-based compensation previously allocated to non-controlling interest holders of our majority-owned subsidiaries. In the second quarter of fiscal 2008, we determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces our liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment represents the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition. Stock-based compensation expense allocated to non-controlling interest holders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

Non-controlling interest is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors LLC (“Parametric Risk Advisors”) are limited liability companies that are treated as partnerships for tax purposes. Funds we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, at April 30, 2009 reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and a 25 percent interest in Eaton Vance Enhanced Equity Option Income Fund. Equity in net income (loss) of affiliates, net of tax, decreased by $0.5 million and $3.4 million in the second quarter and first six months of fiscal 2009, respectively, compared to the same periods a year ago primarily due to losses recognized by the private equity partnership.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on April 30, 2009 and October 31, 2008 and for the six months ended April 30, 2009 and 2008:

Balance Sheet and Cash Flow Data

(in thousands)	April 30, 2009	October 31, 2008
Balance sheet data:
Assets:
Cash and cash equivalents	$259,912	$196,923
Short-term investments	49,245	169,943
Investment advisory fees and other receivables	91,056	108,644
Total liquid assets	$400,213	$475,510

Long-term investments	108,176	116,191
Deferred income taxes — long term	88,350	66,357

Liabilities:
Taxes payable	–	848
Deferred income taxes — current	17,096	20,862
Long-term debt	500,000	500,000

	For the Six Months Ended April 30,
(in thousands)	2009	2008
Cash flow data:
Operating cash flows	$41,786	$39,776
Investing cash flows	53,329	(654)
Financing cash flows	(32,088)	(173,910)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 41 percent and 49 percent of total assets on April 30, 2009 and October 31, 2008, respectively. The $75.3 million decrease in liquid assets can be attributed to a decrease in cash and short-term investment balances of $57.7 million and a decrease in investment advisory fees and other receivables of $17.6 million. The decrease in cash and short-term investment balances primarily reflects the $30.0 million initial cost of the acquisition of TABS incurred in the first quarter of 2009, the payment of $36.1 million of dividends to shareholders and additions to equipment and leasehold improvements of $35.9 million, offset by net cash provided by operating activities of $41.8 million. The decrease in investment advisory fees and other receivables can be attributed to the decrease in revenue in the second quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

On April 30, 2009, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On April 30, 2009, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We experienced a significant reduction in operating revenue and operating income in both the second quarter and first six months of fiscal 2009, primarily reflecting lower average assets under management resulting from decreased market values of managed assets. To the extent that markets continue to deteriorate, we will likely see further pressure on both operating revenues and operating margins. We remain committed to growing our business in this challenging market environment and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We continue to look for opportunities to prudently reduce our variable costs and discretionary spending wherever possible. Notwithstanding current conditions in the global equity and credit markets, we believe that our existing liquid assets, cash flows from operations, which contributed $41.8 million in the first six months of fiscal 2009, and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below.

The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. We do not anticipate raising new capital in the near future.

Income Taxes

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit in fiscal 2008 as a result of a change in tax accounting method for certain closed-end fund expenses. We filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, we recorded a deferred tax asset of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $17.1 million as of April 30, 2009 principally represents the current portion of the remaining $55.0 million deferred tax liability associated with the change in accounting method.

Current taxes moved to a prepaid balance of $0.9 million, which is included in other current assets on our Consolidated Balance Sheet at April 30, 2009, from a current payable of $0.9 million on October 31, 2008. This reflects a current tax provision totaling $56.9 million offset by $46.6 million of income taxes paid and the recognition of $8.6 million of excess tax benefits associated with stock option exercises in the first six months of fiscal 2009 and the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense in the amount of $3.4 million.

Contractual Obligations

The following table details our future contractual obligations as of April 30, 2009:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	$439.3	$18.4	$36.5	$35.4	$349.0
Senior notes	500.0	–	–	–	500.0
Interest payment on senior notes	276.3	32.5	97.5	65.0	81.3
Investment in private equity partnership	3.5	–	3.5	–	–
Payments to non-controlling interest holders of majority owned subsidiaries	23.5	23.5	–	–	–
Unrealized tax benefits	10.1	10.1	–	–	–
Total	$1,252.7	$84.5	$137.5	$100.4	$930.3

In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease commenced in May 2009. Capital expenditures, including those for the build-out of our new corporate headquarters, are anticipated to be approximately $9.0 million for the remaining two quarters of fiscal 2009, before tenant reallowances of $4.4 million, and are expected to be funded from available cash balances.

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of April 30, 2009, we had invested $11.5 million of the total $15.0 million of committed capital.

Interests held by minority investors in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of minority interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by minority unit holders and calls held by us. The puts provide the minority shareholders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the minority shareholders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any minority interest purchase in the future. The value assigned to the purchase of a minority interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any minority interest purchase. As a result, there is significant uncertainty as to the amount of any minority interest purchase in the future. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of minority interests in our consolidated subsidiaries may be a significant use of cash in future years. Accordingly, future payments to be made to purchase minority interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests.

In April 2009, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option, requiring us to purchase an additional interest in Parametric Portfolio Associates for $14.2 million. The transaction, which is included in the table above, settled on May 1, 2009 and increased our capital ownership interest from 89.3 percent to 92.4 percent and our profits interest from 82.3 percent to 87.5 percent. The additional purchase price will be allocated among intangible assets, goodwill and non-controlling interest.

Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, we will purchase an additional interest in Atlanta Capital for $9.3 million on June 30, 2009. The transaction, which is included in the table above, will increase our ownership interest from 85.5 percent to 89.5 percent at closing. The additional purchase price will be allocated among long-term investments, intangible assets, goodwill and non-controlling interest.

In May 2009, we executed a call option, requiring the non-controlling interest holders of Fox Asset Management to sell to us an additional interest in Fox Asset Management. The transaction settled on June 1, 2009 and increased our ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, there will be no transfer of proceeds at closing.

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on January 16, 2009, the Note was extended until December 16, 2009 and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. The Note is classified in our Consolidated Balance Sheet as a component of total current assets.

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

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $14.6 million.

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

Cash provided by operating activities totaled $41.8 million in the first six months of fiscal 2009, an increase of $2.0 million from the $39.8 million reported in the first six months of fiscal 2008. Net income declined by $60.6 million year-over-year, primarily reflecting a decrease in revenue of $155.4 million offset by decreases in operating expenses and income taxes of $57.2 million and $42.6 million, respectively. The decrease in net income year-over-year was offset by timing differences of approximately $40.2 million in the cash settlement of our short-term and long-term receivables and payables year-over-year. Other significant sources and uses of cash in the first six months includes net cash outflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $1.3 million in the first six months of fiscal 2009 compared to a reduction of $18.8 million in the first six months of fiscal 2008, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $4.5 million in the first six months of fiscal 2009 compared to a reduction of $11.3 million in the first six months of fiscal 2008. Significant non-cash expenses, including the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes, totaled $30.7 million in the first six months of fiscal 2009 compared to $33.4 million in the first six months of fiscal 2008, reflecting a decrease in the amortization of deferred sales commissions offset by the increase in our deferred income tax asset and the increase in other amortization associated with the TABS acquisition in the first quarter of fiscal 2009.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, net cash paid in conjunction with the TABS acquisition and the purchase and sale of investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $53.3 million in the first six months of fiscal 2009 compared to cash used by investing activities of $0.7 million in the first six months of fiscal 2008, reflecting an increase year-over-year in proceeds received from the sale of available-for-sale investments offset by increases in additions to equipment and leasehold improvements and net cash paid in conjunction with the TABS acquisition in the first quarter of fiscal 2009.

In the first six months of fiscal 2009, net purchases and sales of available-for-sale investments contributed $119.6 million, compared to a contribution of $4.9 million in the first six months of fiscal 2008. Additions to equipment and leasehold improvements increased to $35.9 million from $5.6 million a year earlier, reflecting tenant improvements made to our new corporate headquarters in conjunction with our move in the second quarter of fiscal 2009. The acquisition of TABS on December 31, 2008 resulted in a net cash payment of $30.4 million for the six months ended April 30, 2009 as more fully described in “Contractual Obligations” above.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $32.1 million and $173.9 million in the first six months of fiscal 2009 and 2008, respectively.

In the first six months of fiscal 2009, we repurchased and retired a total of 0.4 million shares of our Non-Voting Common Stock for $7.7 million under our authorized repurchase programs and issued 0.7 million shares of our Non-Voting Common Stock in connection with the exercise of stock options and other employee stock purchases for total proceeds of $10.1 million. We have authorization to purchase an additional 2.4 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.31 in the first six months of fiscal 2009, compared to $0.30 in the first six months of fiscal 2008. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1
Investments valued using unadjusted quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolios of consolidated funds and separate accounts, which are classified as trading, and investments in sponsored mutual funds, which are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

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

Deferred Sales Commissions
Sales commissions paid to broker/dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these funds are generally applied to reduce our unamortized deferred sales commission assets. Should we lose our ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows. We periodically review the recoverability of deferred sales commission assets as events or changes in circumstances indicate that the carrying amount of deferred sales commission assets may not be recoverable and adjust the deferred sales commission assets accordingly.

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

Goodwill is not amortized, but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We establish fair value for the purpose of impairment testing by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account 1) assumptions that marketplace participants would use in their estimates of fair value, 2) current period actual results, and 3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest and taxes (“EBIT”) adjusted for size and performance level relative to peer companies. A weighted-average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBIT and lesser weight to fair value calculated as a multiple of assets under management. We believe that fair value calculated based on multiples of revenue and EBIT is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test is then performed to measure the amount of the impairment loss, if any.

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

Accounting for Income Taxes
Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. FIN 48, “Accounting for Uncertainties in Tax,” requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. The difference between the tax benefit recognized in the income tax return is referred to as an unrecognized tax benefit. These unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. We classify any interest or penalties incurred as a component of income tax expense.

Investments in CDO Entities
We act as collateral or investment manager for a number of cash instrument CDO entities and one synthetic CDO entity pursuant to management agreements between us and the entities. At April 30, 2009, combined assets under management in these entities upon which we earn a management fee were approximately $2.4 billion. We had combined investments in four of these entities valued at $2.5 million on April 30, 2009.

We account for our investments in these entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities (or, in the case of the synthetic CDO, the reference securities underlying its credit default swap positions) and take into account the overall credit quality of the issuers, the forecasted default and recovery rates and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools and current market conditions. In periods when market conditions necessitate an increase in the market yield used by a market participant and/or in periods of rising default rates and lower recovery rates, the fair value, and therefore carrying value, of our investments in these entities may be adversely affected. Our risk of loss in these entities is limited to the $2.5 million carrying value of the investments on our Consolidated Balance Sheet at April 30, 2009.

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

Accounting Developments

Subsequent Events
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for our fiscal quarter that begins on May 1, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for our fiscal quarter that begins on May 1, 2009, with early adoption permitted for our fiscal quarter ended April 30 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for our fiscal quarter that begins on May 1, 2009, with early adoption permitted for our fiscal quarter ended April 30 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

Impairment Guidance
In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments.” FSP FAS 115-2 and 124-2 amends the other-than temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 is effective for our fiscal quarter that begins on May 1, 2009, with early adoption permitted for our fiscal quarter ended April 30, 2009. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

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

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing noncontrolling interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the impact on our consolidated financial statements.

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

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We are currently evaluating the impact on our consolidated financial statements.

In April 2009, The FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 shall be applied to assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2008.

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2009. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

We derive almost all of our revenue from investment advisory and administration fees, distribution income and service fees received from the Eaton Vance funds and separate accounts. As a result, we are dependent upon management contracts, administration contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2008 and the first six months of fiscal 2009 to maintain minimum debt coverage ratios amidst declining markets.

The recession we are experiencing could further adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a further decline in securities prices. Any further decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors could negatively impact our revenue and net income.

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

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance is critical to our success. While strong investment performance could stimulate sales of our investment products, poor investment performance on an absolute basis or as compared to third-party benchmarks or competitive products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance of the investment products we manage is not indicative of future performance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2009:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2009 through February 28, 2009	–	–	–	2,461,857
March 1, 2009 through March 31, 2009	448	$19.22	448	2,461,409
April 1, 2009 through April 30, 2009	106,202	$25.33	106,202	2,355,207
Total	106,650	$25.30	106,650	2,355,207

(1)	We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

EATON VANCE CORP. (Registrant)

DATE: June 5, 2009	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: June 5, 2009	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer