Form 10-Q
period 2009-07-31
EATON VANCE CORP
filed 2009-09-04
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended July 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

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

    Shares outstanding as of July 31, 2009:
        Voting Common Stock – 431,790 shares
        Non-Voting Common Stock – 117,029,169 shares

Eaton Vance Corp.
Form 10-Q
As of July 31, 2009 and for the
Three and Nine Month Periods Ended July 31, 2009

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2009	October 31, 2008
Assets

Current Assets:
Cash and cash equivalents	$283,796	$196,923
Short-term investments	49,440	169,943
Investment advisory fees and other receivables	95,140	108,644
Note receivable from affiliate	15,000	—
Other current assets	10,631	9,291

Total current assets	454,007	484,801

Other Assets:
Deferred sales commissions	54,578	73,116
Goodwill	135,788	122,234
Other intangible assets, net	82,788	39,810
Long-term investments	122,251	116,191
Deferred income taxes	93,926	66,357
Equipment and leasehold improvements, net	77,414	51,115
Note receivable from affiliate	—	10,000
Other assets	4,630	4,731

Total other assets	571,375	483,554

Total assets	$1,025,382	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2009	October 31, 2008
Liabilities, Non-Controlling Interests and Shareholders’ Equity

Current Liabilities:
Accrued compensation	$61,594	$93,134
Accounts payable and accrued expenses	55,283	55,322
Dividend payable	18,208	17,948
Taxes payable	—	848
Deferred income taxes	16,866	20,862
Contingent purchase price liability	14,046	—
Other current liabilities	2,714	3,317

Total current liabilities	168,711	191,431

Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	34,296	26,269

Total long-term liabilities	534,296	526,269

Total liabilities	703,007	717,700

Non-controlling interests	3,260	10,528

Commitments and contingencies (See Note 19)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 431,790 and 390,009 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,029,169 and 115,421,762 shares, respectively	457	451
Notes receivable from stock option exercises	(3,172)	(4,704)
Accumulated other comprehensive loss	(1,935)	(5,135)
Retained earnings	323,763	249,513

Total shareholders’ equity	319,115	240,127

Total liabilities, non-controlling interests and shareholders’ equity	$1,025,382	$968,355

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2009	2008	2009	2008
Revenue:
Investment advisory and administration fees	$175,167	$211,311	$488,837	$623,735
Distribution and underwriter fees	21,719	31,305	61,521	100,841
Service fees	29,862	40,348	83,103	119,208
Other revenue	1,625	(152)	2,772	2,250

Total revenue	228,373	282,812	636,233	846,034

Expenses:
Compensation of officers and employees	77,316	79,495	214,179	236,666
Distribution expense	25,386	31,591	68,893	93,929
Service fee expense	24,151	33,923	68,027	98,821
Amortization of deferred sales commissions	8,319	11,391	27,399	37,009
Fund expenses	5,230	6,521	14,646	18,947
Other expenses	28,738	27,806	86,734	73,265

Total expenses	169,140	190,727	479,878	558,637

Operating income	59,233	92,085	156,355	287,397

Other Income (Expense):
Interest income	857	2,376	2,956	9,501
Interest expense	(8,446)	(8,411)	(25,269)	(25,230)
Realized losses on investments	(375)	(332)	(2,761)	(97)
Unrealized gains (losses) on investments	3,499	(259)	6,652	(696)
Foreign currency gains (losses)	93	(58)	129	(90)
Impairment losses on investments	(369)	—	(1,637)	—

Income before income taxes, non-controlling interest and equity in net income (loss) of affiliates	54,492	85,401	136,425	270,785
Income taxes	(21,507)	(34,620)	(49,833)	(105,552)
Non-controlling interest	(1,599)	(1,445)	(3,415)	(6,849)
Equity in net income (loss) of affiliates, net of tax	(163)	285	(1,504)	2,327
Net income	$31,223	$49,621	$81,673	$160,711

Earnings Per Share:
Basic	$0.27	$0.43	$0.70	$1.39
Diluted	$0.26	$0.40	$0.68	$1.28

Weighted Average Shares Outstanding:
Basic	116,410	115,926	116,092	115,848
Diluted	122,016	125,325	120,020	125,088

Dividends Declared Per Share	$0.155	$0.150	$0.465	$0.450

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2009	2008
Cash and cash equivalents, beginning of period	$196,923	$434,957

Cash Flows from Operating Activities:
Net income	81,673	160,711
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on investments	(3,006)	2,686
Amortization of long-term investments	1,847	1,348
Equity in net loss (income) of affiliates	2,388	(3,628)
Dividends received from affiliates	2,944	3,995
Non-controlling interest	3,415	6,849
Amortization of debt issuance costs	529	924
Deferred income taxes	(33,403)	(31,262)
Stock-based compensation	31,473	30,374
Depreciation and other amortization	15,285	9,808
Amortization of deferred sales commissions	27,399	37,009
Payment of capitalized sales commissions	(15,072)	(26,851)
Contingent deferred sales charges received	6,203	9,250
Proceeds from the sale of trading investments	35,720	17,696
Purchase of trading investments	(38,151)	(53,275)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	17,068	5,107
Other current assets	1,982	(930)
Other assets	(427)	(95)
Accrued compensation	(31,723)	(22,267)
Accounts payable and accrued expenses	(447)	(13,352)
Taxes payable — current	(4,161)	(27,285)
Other current liabilities	1,708	5,891
Taxes payable — long-term	—	1,039
Other long-term liabilities	6,797	—

Net cash provided by operating activities	110,041	113,742

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(42,075)	(6,958)
Net cash paid in acquisition	(29,017)	—
Purchase of non-controlling interests	(17,075)	(26,465)
Proceeds from the sale of available-for-sale investments and investments in affiliates	122,975	16,482
Purchase of available-for-sale investments	(9,902)	(11,820)

Net cash provided by (used for) investing activities	24,906	(28,761)

See notes to consolidated financial statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2009	2008
Cash Flows From Financing Activities:
Distributions to minority shareholders	(4,248)	(6,143)
Issuance of short-term note receivable to affiliate	(5,000)	—
Excess tax benefit of stock option exercises	9,671	9,532
Proceeds from issuance of Voting Common Stock	86	36
Proceeds from issuance of Non-Voting Common Stock	17,402	30,374
Repurchase of Non-Voting Common Stock	(12,403)	(173,087)
Principal repayments on notes receivable from stock option exercises	2,520	929
Dividends paid	(54,219)	(52,500)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	2,034	945
Redemption of mutual fund subsidiaries’ capital stock	(3,654)	(95)

Net cash used for financing activities	(47,811)	(190,009)

Effect of currency rate changes on cash and cash equivalents	(263)	(48)

Net increase (decrease) in cash and cash equivalents	86,873	(105,076)

Cash and cash equivalents, end of period	$283,796	$329,881

Supplemental Cash Flow Information:
Interest paid	$24,481	$24,481
Income taxes paid	$76,837	$154,835

Supplemental Non-Cash Flow Information:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(4,442)	$(38)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(4,461)	$(468)
Exercise of stock options through issuance of notes receivable	$989	$3,096

See notes to consolidated financial statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

The Company adopted the following accounting standards in the nine months ended July 31, 2009.

Subsequent Events
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS No. 165 introduces new terminology, defines a date through which management must evaluate subsequent events and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. The Company has included the required disclosure in Note 21.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements but does not in itself require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets measured at fair value for purposes of impairment testing; asset retirement and guarantee obligations initially measured at fair value; and assets and liabilities initially measured at fair value in a business combination or purchase.

The Company adopted the provisions of SFAS No. 157 on November 1, 2008, with the exception of the application of FSP FAS 157-2 related to non-recurring non-financial assets and liabilities, and has provided the required disclosures in Note 9. The partial adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of FSP FAS 157-4 on May 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements to improve the transparency and quality of financial reporting. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The Company has included the required disclosure of FSP FAS 107-1 and APB 28-1 in Note 10.

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

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of FSP FAS 115-2 and 124-2 on May 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation No. (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This FSP also amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require additional disclosure about the current status of the payment/performance risk of a guarantee. The Company’s adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s consolidated financial statements.

Disclosures of Transfers of Financial Assets
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — as amended,” and FIN No. 46(R), “Consolidation of Variable Interest Entities (as amended),” to require enhanced disclosures by public entities about transfers of financial assets and interests in variable interest entities, and provide users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities. The Company has included the enhanced disclosures required by the FSP in Note 11.

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

5. Recent Accounting Developments

Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162.” The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The goal of SFAS No. 168 is to simplify the application of GAAP by including authoritative GAAP in one location in a consistently organized manner. The Company will adopt this standard during the fourth quarter of fiscal 2009. The adoption of the standard will only result in changes to the Company’s financial statement disclosure references.

Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves how enterprises account for and disclose their involvement with variable interest entities (“VIEs”) and other entities whose equity at risk is insufficient or lacks certain characteristics. SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its consolidated financial statements and related disclosures. SFAS No. 167 is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company is currently evaluating the potential impact on its consolidated financial statements.

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140.” SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 also eliminates the exemption from consolidation for qualifying special purpose entities. SFAS No. 166 is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within that first annual reporting period. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date. The Company is currently evaluating the potential impact, if any, on its consolidated financial statements.

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

Noncontrolling Interests
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the impact on its consolidated financial statements.

Business Combinations
In December 2007, the FASB amended SFAS No. 141, “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement requires an acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date at fair value, with limited exceptions. It also addresses the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs be expensed as incurred. SFAS No. 141(R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

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

On December 31, 2008, the Company acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The operating results of the TABS business have been included in the consolidated financial statements since that date. Proforma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying consolidated statements of income. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients, and are now offered by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

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

In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which will be amortized over a 10 year period, and a contingent purchase price liability of $14.0 million. The contingent purchase price liability of $14.0 million represents the difference between net cash paid at acquisition and total tangible and intangible assets acquired.

On May 1, 2009, the non-controlling interest holders of Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), exercised a put option whereby units representing 3.1 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $14.2 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s capital ownership interest increased from 89.3 percent to 92.4 percent and the Company’s profits interest increased from 82.3 percent to 87.5 percent. The Company recorded goodwill of $11.6 million and intangible assets of $2.4 million (representing $1.3 million of amortizable intangible assets and $1.1 million of non-amortizable assets). The portion of the intangible assets representing client relationships acquired will be amortized over a weighted-average useful life of 14.8 years. The remainder of the purchase price was allocated to non-controlling interest.

On June 1, 2009, the Company executed a call option which required the non-controlling interest holders of Fox Asset Management LLC (“Fox Asset Management”), to sell to the Company an additional 4.0 percent interest in Fox Asset Management. The transaction increased the Company’s ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing.

On June 30, 2009, the non-controlling interest holders of Atlanta Capital Management Company, LLC (“Atlanta Capital”), agreed to sell and the Company agreed to purchase an additional 4.2 percent interest in Atlanta Capital for $2.8 million. Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s ownership interest increased from 85.5 percent to 89.7 percent. The Company recorded goodwill of $1.9 million and amortizable intangible assets of $0.8 million. The portion of the intangible assets representing client relationships acquired will be amortized over a weighted-average useful life of 6.5 years. The remainder of the purchase price was allocated to non-controlling interest. Contemporaneously, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s consolidated balance sheet at July 31, 2009.

7.	Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2009:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	10.0	$109,177	$(33,097)	$76,080

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(33,097)	$82,788

The increase in the gross carrying amount of amortizing intangible assets from October 31, 2008 can be attributed to the $44.8 million of intangible assets acquired in conjunction with the purchase of the TABS business on December 31, 2008 and $3.2 million of amortizing and non-amortizing intangible assets acquired in conjunction with the purchase of additional interests in Parametric Portfolio Associates and Atlanta Capital Management as more fully described in Note 6.

8.	Investments

The following is a summary of investments at July 31, 2009 and October 31, 2008:

(in thousands)	July 31, 2009	October 31, 2008
Short-term investments:
Consolidated funds:
Commercial paper	$12,899	$43,006
Debt securities	36,541	7,372
Investment in affiliate	—	119,565
Total	$49,440	$169,943

Long-term investments:
Consolidated funds:
Debt securities	$14,837	$13,839
Equity securities	1,877	17,880
Separately managed accounts:
Debt securities	29,402	17,739
Equity securities	11,029	13,966
Sponsored funds	34,816	24,898
Collateralized debt obligation entities	2,270	4,118
Investments in affiliates	20,511	22,786
Other investments	7,509	965
Total	$122,251	$116,191

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at July 31, 2009 and October 31, 2008:

July 31, 2009
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$12,899	$12,899
Debt securities	37,283	36,541
Total	$50,182	$49,440

Long-term investments:
Debt securities	$42,554	$44,239
Equity securities	11,885	12,906
Total	$54,439	$57,145

October 31, 2008
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$41,833	$43,006
Debt securities	8,223	7,372
Total	$50,056	$50,378

Long-term investments:
Debt securities	$34,731	$31,578
Equity securities	40,351	31,846
Total	$75,082	$63,424

Gross unrealized gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds have been reported in income as a component of other revenue. Gross unrealized gains and losses on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income as unrealized gains and losses (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

The Company recognized $1.8 million of realized gains and $1.4 million of realized losses related to investments classified as trading for the three months ended July 31, 2009. The Company recognized $6.1 million of realized gains and $7.3 million of realized losses related to investments classified as trading during the nine months ended July 31, 2009. The Company had $4.1 million of unrealized gains and $1.4 million of unrealized losses at July 31, 2009 related to trading securities held at July 31, 2009.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at July 31, 2009 and October 31, 2008:

July 31, 2009		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$33,685	$2,610	$(1,479)	$34,816
Total	$33,685	$2,610	$(1,479)	$34,816

October 31, 2008		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$28,158	$312	$(3,572)	$24,898
Total	$28,158	$312	$(3,572)	$24,898

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive loss, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $1.5 million as of July 31, 2009 and determined that these losses were not other-than-temporary, primarily because the Company has the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $22.5 million at July 31, 2009.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three and nine months ended July 31, 2009 and 2008. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2009	2008	2009	2008
Gains	$703	$—	$703	$353
Losses	(131)	(1)	(365)	(1)
Net realized gains (losses)	$572	$(1)	$338	$352

Investments in collateralized debt obligation entities

The Company recognized impairment losses totaling $0.4 million in the third quarter of fiscal 2009, representing losses related to two of the Company’s cash instrument collateralized debt obligation (“CDO”) entities and $1.6 million in the first nine months of fiscal 2009, representing losses relating to a synthetic CDO entity and two of the Company’s four cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment losses associated with the cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities due to an increase in the default rate of the underlying loan portfolios.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.0 million and $8.9 million at July 31, 2009 and October 31 2008, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $11.1 million and $13.9 million at July 31, 2009 and October 31, 2008 respectively. At July 31, 2009, the Company’s investment in the partnership was equal to its share of the underlying net assets.

The Company had a 20 percent interest in Eaton Vance Enhanced Equity Option Income Fund as of July 31, 2009. The Company’s $1.4 million investment in the fund was equal to its share of the underlying assets at July 31, 2009. The Company had a 35 percent equity interest in Eaton Vance Cash Management Fund (“CMF”), an open-end money market mutual fund that invests in short-term obligations and other money market instruments as of October 31, 2008. The Company classified this investment as a short-

term investment for financial reporting purposes due to the short-term nature of the underlying securities in which CMF invests. The Company’s $119.6 million investment in the fund was equal to its share of the underlying net assets at October 31, 2008.

The Company reviews its equity method investments annually for impairment pursuant to APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million and $1.0 million for the periods ended July 31, 2009 and October 31, 2008 respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in ACM Holdings, a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s consolidated balance sheet at July 31, 2009. Management believes that the fair value of these investments approximates their carrying value.

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

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include commercial paper, certain debt securities and investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

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

The following table summarizes the assets measured at fair value on a recurring basis at July 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets not held at Fair Value (1)	Total
Cash equivalents	$34,936	$150,250	$—	$—	$185,186
Total	$34,936	$150,250	$—	$—	$185,186

Short-term investments:
Consolidated funds:
Commercial paper	$—	$12,899	$—	$—	$12,899
Debt securities	—	36,541	—	—	36,541
Total	$—	$49,440	$—	$—	$49,440

Long-term investments:
Consolidated funds:
Debt securities	$14,837	$—	$—	$—	$14,837
Equity securities	1,877	—	—	—	1,877
Separately managed accounts:
Debt securities	10,118	19,284	—	—	29,402
Equity securities	11,029	—	—	—	11,029
Sponsored funds	32,324	2,492	—	—	34,816
Collateralized debt obligation entities	—	—	—	1,358	1,358
Investments in affiliates	—	—	—	20,511	20,511
Other investments	—	38	—	7,471	7,509
Total	$70,185	$21,814	$—	$29,340	$121,339

(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The following table summarizes the assets measured at fair value on a non-recurring basis at July 31, 2009:

(in thousands)	Total Level 3	Total Losses
Collateralized debt obligation entities	$912	$1,637
Total	$912	$1,637

The Company had investments in four CDO entities totaling $2.3 million at July 31, 2009. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value. The Company recognized impairment losses totaling $1.6 million in the nine months ended July 31, 2009, representing losses relating to a synthetic CDO entity and two of the Company’s cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment losses associated with the cash instrument CDO entities resulted from decreases in the estimated future cash flows from the CDO entities due to an increase in the default rates of the underlying loan portfolios.

The provisions of SFAS No. 157 related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities have not been applied. The required implementation of these disclosures has been deferred until November 1, 2009.

10.	Fair Value Measurements of Other Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s other financial instruments at July 31, 2009 and October 31, 2008:

	July 31, 2009		October 31, 2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,509	$7,509	$965	$965
Note receivable from affiliate	$15,000	$15,000	$10,000	$10,000
Notes receivable from stock option exercises	$3,172	$3,172	$4,704	$4,704
Long-term debt	$500,000	$493,618	$500,000	$485,728

For fair value purposes the carrying value of the other investments, note receivable from affiliate and notes receivable from stock option exercises approximates fair value. The carrying value of the long-term debt has been valued utilizing publicly available market prices.

11.	Variable Interest Entities

Investments in Variable Interest Entities That Are Not Consolidated
In the normal course of business, the Company maintains investments in sponsored CDO entities and privately offered equity funds that are considered VIEs in accordance with FIN No. 46(R), “Consolidation of Variable Interest Entities.” In most instances, these variable interests represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor.

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At July 31, 2009, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

As of July 31, 2009, the Company managed four CDO entities with total assets on which the Company earns a management fee of $2.5 billion. The Company held investments in these entities totaling $2.3 million on July 31, 2009. In the nine months ended July 31, 2009, the Company did not provide any financial or other support that it was not previously contractually required to provide and the Company’s risk of loss remains limited to the $2.3 million carrying value of the investments on its Consolidated Balance Sheet at July 31, 2009. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 8. Income from these entities is recorded as a component of interest income based upon projected investment yields in accordance with the provisions of EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.”

The Company had investments in 16 privately offered equity funds totaling $2.5 million on July 31, 2009. Assets under management in these entities totaled $11.7 billion on July 31, 2009. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests. The Note was renewed upon expiration on January 16, 2009 for an additional 334 day period and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. As a result of the renewal of the Note, the Company’s risk of loss increased to $17.5 million on July 31, 2009, representing the $2.5 million carrying value of the investments in privately offered equity funds on its Consolidated Balance Sheet and the stated amount of the Note on July 31, 2009. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

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

Investments in Variable Interest Entities That Are Consolidated
Parametric Portfolio Associates maintains a 40 percent economic interest in Parametric Risk Advisors LLC (“Parametric Risk Advisors”), which meets the definition of a VIE under FIN 46(R). The equity investment at risk in Parametric Risk Advisors is not sufficient to permit Parametric Risk Advisors to finance its own activities without additional subordinated financial support from Parametric Portfolio Associates and the voting rights of the investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company made the determination at the date of acquisition that Parametric Portfolio Associates is, by definition, the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support and ultimately obligated to absorb 100 percent of the losses despite its 40 percent economic interest.

At July 31, 2009, Parametric Risk Advisors had assets of $2.5 million, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $0.9 million, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its consolidated financial statements.

12.	Related Party Transactions

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

13.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan Stock Alternative and the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”). The Company recognized total compensation cost related to its plans as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2009	2008	2009	2008
2008 Plan:
Stock options	$8,372	$8,751	$25,703	$27,527
Restricted shares	1,526	352	4,415	1,057
Phantom stock units	44	—	155	—
Employee Stock Purchase Plan	651	387	897	1,144
Incentive Plan Stock Alternative	153	217	153	646
ACM Plan	50	—	150	—
Total stock-based compensation expense	$10,796	$9,707	$31,473	$30,374

The total income tax benefit recognized for stock-based compensation arrangements was $3.0 million and $2.6 million for the three months ended July 31, 2009 and 2008, respectively, and $9.0 million and $8.0 million for the nine months ended July 31, 2009 and 2008, respectively.

2008 Omnibus Incentive Plan

On October 30, 2008, the Board of Directors (the “Board”) approved the 2008 Plan. The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 6.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through July 31, 2009, 1.0 million restricted shares and options to purchase 3.1 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the nine months ended July 31, 2009 and 2008 using the Black-Scholes option pricing model were as follows:

	2009	2008
Weighted-average grant date fair value of options granted	$6.72	$14.79

Assumptions:
Dividend yield	2.3% to 3.1%	1.2% to 1.9%
Volatility	32% to 34%	25% to 29%
Risk-free interest rate	2.9% to 4.6%	3.6% to 4.4%
Expected life of options	7.4 years	6.8 to 7.8 years

Stock option transactions under the 2008 Plan and predecessor plans for the nine months ended July 31, 2009 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,878	$23.49
Granted	3,127	22.03
Exercised	(781)	13.68
Forfeited/expired	(391)	32.17
Options outstanding, end of period	30,833	$23.48	5.5	$228,580
Options exercisable, end of period	19,466	$19.02	4.1	$196,306
Vested or expected to vest	30,379	$23.36	5.4	$227,289

The Company received $9.7 million and $20.2 million related to the exercise of options for the nine months ended July 31, 2009 and 2008, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2009 and 2008 was $9.2 million and $40.3 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2009 was $28.0 million.

As of July 31, 2009, there was $66.8 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of July 31, 2009, there was $23.6 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.2 years.

A summary of the Company’s restricted share activity for the nine months ended July 31, 2009 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	149	$28.21
Granted	973	22.04
Vested	(77)	20.92
Forfeited/expired	(29)	28.02
Unvested, end of period	1,016	$22.86

Phantom Stock Units
In the nine months ended July 31, 2009, 13,467 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of July 31, 2009, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through July 31, 2009, 7.6 million shares have been issued pursuant to this plan. The Company received $4.1 million and $3.8 million related to shares issued under the Employee Stock Purchase Plan in the nine months ended July 31, 2009 and 2008, respectively.

Incentive Plan Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through July 31, 2009, 3.5 million shares have been issued pursuant to this plan. The Company received $3.6 million and $6.4 million related to shares issued under the Incentive Plan Stock Alternative in the nine months ended July 31, 2009 and 2008, respectively.

ACM Plan

In the nine months ended July 31, 2009, approximately 57,000 profit units tied to the performance of Atlanta Capital were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $17.55. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of July 31, 2009, there was $0.8 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.3 years.

14.	Common Stock Repurchases

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2009, the Company purchased approximately 0.5 million shares of its Non-Voting Common Stock. Approximately 2.2 million additional shares may be repurchased under the current authorization.

15.	Income Taxes

The provision for income taxes for the three months ended July 31, 2009 and 2008 was $21.5 million and $34.6 million, or 39.5 percent and 40.5 percent of pre-tax income, respectively. The provision for income taxes for the nine months ended July 31, 2009 and 2008 was $49.8 million and $105.6 million, or 36.5 percent and 39.0 percent of pre-tax income, respectively.

The provision for income taxes in the three and nine months ended July 31, 2009 and 2008 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes. In the first nine months of fiscal 2009, the Company executed a state tax voluntary disclosure agreement that resulted in a net reduction in income tax expense in the amount of $2.7 million.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income deductions attributable to stock-based compensation, certain closed-end fund expenses and unrealized losses on investments, partially offset by deferred tax liabilities related to deferred sales commissions, a change in accounting method filed with the IRS in December 2007 and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax. The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There were no valuation allowances recorded as of July 31, 2009 or 2008.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” on November 1, 2007. At July 31, 2009, the Company’s unrecognized tax benefits were $10.3 million, a decrease of $9.8 million from the October 31, 2008 balance of $20.1 million. This decrease is primarily due to the execution of a state tax voluntary disclosure agreement during the first nine months of fiscal 2009.

16.	Comprehensive Income

Total comprehensive income includes net income and other comprehensive income (loss), net of tax. The components of total comprehensive income for the nine months ended July 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Net income	$81,673	$160,711
Net unrealized gains (losses) on available-for-sale securities, net of income tax (expense) benefit of $(1,613) and $1,912, respectively	2,780	(3,583)
Foreign currency translation adjustments, net of income taxes of $(110) and $62, respectively	203	(110)
Change in unamortized loss on derivative instrument, net of income tax of $118	217	217
Comprehensive income	$84,873	$157,235

The Company reclassified gains of $0.6 million and $0.3 million for the three and nine months ended July 31, 2009, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

17.	Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three and nine months ended July 31, 2009 and 2008:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2009	2008	2009	2008
Weighted-average shares outstanding — basic	116,410	115,926	116,092	115,848
Incremental common shares from stock options and restricted share awards	5,606	9,399	3,928	9,240
Weighted-average shares outstanding — diluted	122,016	125,325	120,020	125,088
Earnings per share:
Basic	$0.27	$0.43	$0.70	$1.39
Diluted	$0.26	$0.40	$0.68	$1.28

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted shares in earnings per diluted share. Antidilutive common shares related to stock options and unvested restricted shares excluded from the computation of earnings per diluted share were approximately 13.3 million and 3.3 million for the three months ended July 31, 2009 and 2008, respectively, and were approximately 17.9 million and 3.3 million for the nine months ended July 31, 2009 and 2008, respectively.

18.	Derivative Financial Instruments

SFAS No. 133 requires companies to recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. The Company may utilize derivative financial instruments to manage investment risk in its equity and income investments, to manage foreign currency risk on investments denominated in foreign currencies and to manage interest rate risk inherent in long-term debt offerings. In addition, the Company enters into derivative financial instruments for trading and/or speculative purposes as part of its investments in separately managed accounts seeded for new product development purposes. The amounts entered into as part of its investments in separately managed accounts are not material and as such no additional disclosures have been provided.

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

In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined as of the time of the pricing of the securities. At the time the debt was issued, the Company terminated the lock agreement and settled the transaction in cash. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. During the nine months ended July 31, 2009 and 2008, the Company reclassified $0.3 million of the loss on the Treasury lock transaction into interest expense. At July 31, 2009, the remaining unamortized loss on this transaction was $3.7 million. Over the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the interest rate lock transaction into interest expense.

19.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds managed and/or advised by EVM or Boston Management and Research. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $11.5 million of the total $15.0 million of committed capital at July 31, 2009. The Company anticipates investing the remaining $3.5 million by September 2010.

20.	Regulatory Requirements

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the SEC Uniform Net Capital Rule (“Rule 15c3-1”), which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $49.6 million at July 31, 2009, which exceeded its minimum net capital requirement of $1.8 million. EVD’s ratio of aggregate indebtedness to net capital at July 31, 2009 was 0.56-to-1.

21.	Subsequent Events

The Company evaluated subsequent events and transactions occurring after July 31, 2009 through September 4, 2009, the date these financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of July 31, 2009, we had $143.7 billion in assets under management.

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

Market Developments

The twelve months coinciding with our fiscal 2008 was a period of dramatic upheaval for global markets, as virtually every class of financial assets experienced significant price declines and high volatility, particularly following the failure of Lehman Brothers Holdings in mid September 2008. Over the twelve month period corresponding with our fiscal 2008, the Dow Jones Industrial Average declined 33 percent and the S&P 500 Index declined 37 percent. In fixed income markets, a flight to quality lowered yields on U.S. Treasuries and pushed up yield spreads versus comparable-duration U.S. Treasuries in virtually all sectors, with major dislocation in mortgage-backed securities, corporate credit and municipal finance. Numerous federal interventions were required to ensure the stability of the banking system and the continued availability of commercial and consumer credit.

Global markets continued to experience significant volatility in the first nine months of our fiscal 2009. The S&P 500 Index declined 31 percent from the end of October to the March market bottom, reaching 12 year lows. Markets then rallied nearly 50 percent off the bottom through the end of July, putting the S&P 500 at the end of our third fiscal quarter 2 percent above its level at the start of our fiscal year. Even with the recent market rally, business conditions remain challenging. Because our assets under management in the first nine months of the fiscal year and at the end of the period were substantially below fiscal 2008 averages, we will likely experience a significant decline in fiscal 2009 revenue relative to fiscal 2008. Although we have taken steps to reduce costs in response to current market conditions, we expect our fiscal 2009 profit margins and net income also to be adversely affected.

Adverse market conditions affect our 1) asset levels and effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management), 2) operating results, and 3) the recoverability of our investments.

Asset Levels and Effective Fee Rate
In the third quarter of fiscal 2009, we experienced a decline in revenue relative to the third quarter of fiscal 2008, primarily reflecting declines in average managed assets due to falling market values. Average assets under management were $136.0 billion in the third quarter of fiscal 2009 compared to $158.7 billion in the third quarter of fiscal 2008. The first quarter 2009 acquisition of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), which has a lower effective management fee rate than our overall business, contributed to a decline in our average effective fee rate to 67 basis points in the third quarter of fiscal 2009 from 71 basis points in the third quarter of fiscal 2008.

Investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
In the third quarter of fiscal 2009 our revenues fell by $54.4 million, or 19 percent, from the third quarter of fiscal 2008. Our quarterly expenses declined by approximately $21.6 million, or 11 percent, in the same period. In falling markets, we benefit by having certain expenses tied to asset levels that decline as assets under management decline, such as certain distribution and service fees. We also have expenses that adjust to decreases in operating earnings, such as the performance-based management incentives we accrue. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets. The variability of these expenses helps to offset some of the negative impact on revenue from declining markets. Beyond these substantially self-compensating expense adjustments, we continue to carefully monitor all discretionary expense categories.

Recoverability of our Investments
We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, have been reduced to $2.3 million at July 31, 2009, reflecting impairment losses of $1.6 million recognized in the first nine months of fiscal 2009. Unrealized gains on investments classified as available-for-sale, net of tax, totaled $0.7 million on July 31, 2009 compared to unrealized losses of $2.0 million on October 31, 2008. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that are in an unrealized loss position at July 31, 2009.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the third quarter of fiscal 2009 that would indicate that an impairment loss exists at July 31, 2009.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the third quarter of fiscal 2009 that would indicate that an impairment loss exists at July 31, 2009.

Assets Under Management

Assets under management of $143.7 billion on July 31, 2009 were 8 percent lower than the $155.8 billion reported a year earlier, despite strong open-end fund, institutional and retail managed account gross and net inflows and the $275.0 million initial public offering of Eaton Vance National Municipal Opportunities Trust in May, the largest public offering of a listed closed-end fund in the U.S. since 2007. Long-term fund net inflows of $2.5 billion over the last twelve months included $7.5 billion of open-end fund net inflows, offset by $4.1 billion of private fund net outflows and $0.9 billion of closed-end fund net outflows. Net outflows from private and closed-end funds include net reductions in fund leverage of $2.0 billion and $1.4 billion, respectively, over the past twelve months. Retail managed account net inflows were $2.6 billion and institutional and high-net-worth separate account net inflows were $3.2 billion. Net price declines in managed assets reduced assets under management by $26.9 billion. A decrease in cash management assets reduced assets under management by an additional $0.3 billion.

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York. The acquired TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.8 billion in institutional and high-net-worth family office accounts and $2.1 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the TABS division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients, and are now offered by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

Ending Assets Under Management by Investment Category(1)

	July 31,
(in millions)	2009	% of Total	2008	% of Total	% Change
Equity	$88,125	61%	$104,911	67%	–16%
Fixed income	38,798	27%	31,859	21%	22%
Floating-rate bank loan	16,789	12%	19,028	12%	–12%
Total	$143,712	100%	$155,798	100%	–8%

(1)	Includes funds and separate accounts.

Assets under management consist mainly of securities that are actively traded. The percentage of assets under management for which we estimate fair value is not material to the value of assets under management in total.

Equity assets under management included $31.0 billion and $46.3 billion of equity funds managed for after-tax returns on July 31, 2009 and 2008, respectively. Fixed income assets included $15.4 billion and $16.8 billion of tax-exempt municipal bond fund assets and $1.5 billion and $1.7 billion of cash management fund assets on July 31, 2009 and 2008, respectively.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in millions)	2009	2008	Change	2009	2008	Change
Long-term funds:
Open-end funds	$1,825	$3,104	–41%	$6,303	$7,261	–13%
Closed-end funds	458	28	NM (2)	(116)	122	NM
Private funds	(550)	(168)	227%	(3,213)	(293)	NM
Total long-term fund net inflows	1,733	2,964	–42%	2,974	7,090	–58%
HNW and institutional accounts (1)	1,164	1,228	–5%	3,500	2,789	25%
Retail managed accounts	966	1,646	–41%	1,447	4,479	–68%
Total separate account net inflows	2,130	2,874	–26%	4,947	7,268	–32%
Total net inflows	$3,863	$5,838	–34%	$7,921	$14,358	–45%

(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Net inflows totaled $3.9 billion in the third quarter of fiscal 2009 compared to $5.8 billion in the third quarter of fiscal 2008, primarily reflecting strong open-end fund net inflows and a third quarter closed-end fund offering offset by private fund net outflows. Open-end fund net inflows of $1.8 billion and $3.1 billion for the third quarters of fiscal 2009 and 2008, respectively, reflect gross inflows of $5.0 billion and $6.5 billion, respectively, net of redemptions of $3.2 billion and $3.4 billion, respectively. Closed-end fund net inflows of $0.5 billion in the third quarter of fiscal 2009 reflect the $0.3 billion offering of Eaton Vance National Municipal Opportunities Trust and $0.2 billion in increased portfolio leverage and reinvested dividends. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $0.6 billion in the third quarter of fiscal 2009 compared to net outflows of $0.2 billion in the third quarter of fiscal 2008.

Separate account net inflows totaled $2.1 billion in the third quarter of fiscal 2009 compared to net inflows of $2.9 billion in the third quarter of fiscal 2008. High-net-worth and institutional account net inflows totaled $1.2 billion in both the third quarters of fiscal 2009 and 2008, reflecting gross inflows of $2.3 billion and $2.0 billion, respectively, net of redemptions of $1.1 billion and $0.8 billion, respectively. Retail managed account net inflows totaled $1.0 billion in the third quarter of fiscal 2009 compared to net inflows of $1.6 billion in the third quarter of fiscal 2008, reflecting gross inflows of $2.2 billion and $2.7 billion, respectively, net of redemptions of $1.2 billion and $1.1 billion, respectively.

The following table summarizes the asset flows by investment category for the three and nine months ended July 31, 2009 and 2008:

Asset Flows

	For the Three Months Ended July 31,		%	For the Nine Months Ended July 31,		%
(in millions)	2009	2008	Change	2009	2008	Change
Equity fund assets — beginning	$47,137	$70,547	–33%	$51,956	$72,928	–29%
Sales/inflows	2,887	4,692	–38%	11,189	13,753	–19%
Redemptions/outflows	(2,587)	(2,285)	13%	(9,614)	(6,691)	44%
Exchanges	27	(16)	NM	(60)	(84)	–29%
Market value change	5,409	(5,774)	NM	(598)	(12,742)	–95%
Equity fund assets — ending	52,873	67,164	–21%	52,873	67,164	–21%

Fixed income fund assets — beginning	21,251	24,187	–12%	20,382	24,617	–17%
Sales/inflows	1,903	1,441	32%	4,689	4,598	2%
Redemptions/outflows	(893)	(1,105)	–19%	(3,335)	(3,787)	–12%
Exchanges	14	2	600%	100	160	–38%
Market value change	803	(670)	NM	1,242	(1,733)	NM
Fixed income fund assets — ending	23,078	23,855	–3%	23,078	23,855	–3%

Floating-rate bank loan fund assets — beginning	13,786	17,977	–23%	13,806	20,381	–32%
Sales/inflows	1,267	951	33%	3,012	3,095	–3%
Redemptions/outflows	(844)	(730)	16%	(2,967)	(3,878)	–23%
Exchanges	14	(9)	NM	6	(293)	NM
Market value change	1,624	(168)	NM	1,990	(1,284)	NM
Floating-rate bank loan fund assets — ending	15,847	18,021	–12%	15,847	18,021	–12%

Total long-term fund assets — beginning	82,174	112,711	–27%	86,144	117,926	–27%
Sales/inflows	6,057	7,084	–14%	18,890	21,446	–12%
Redemptions/outflows	(4,324)	(4,120)	5%	(15,916)	(14,356)	11%
Exchanges	55	(23)	NM	46	(217)	NM
Market value change	7,836	(6,612)	NM	2,634	(15,759)	NM
Total long-term fund assets — ending	91,798	109,040	–16%	91,798	109,040	–16%

Separate accounts — beginning	44,282	44,390	0%	35,831	42,159	–15%
Inflows — HNW and institutional	2,331	1,983	18%	7,342	6,300	17%
Outflows — HNW and institutional	(1,167)	(755)	55%	(3,842)	(3,511)	9%
Inflows — retail managed accounts	2,167	2,718	–20%	6,225	7,280	–14%
Outflows — retail managed accounts	(1,201)	(1,072)	12%	(4,778)	(2,801)	71%
Market value change	4,040	(2,223)	NM	2,821	(4,386)	NM
Assets acquired	—	—	NM	6,853	—	NM
Separate accounts — ending	50,452	45,041	12%	50,452	45,041	12%

Cash management fund assets — ending	1,462	1,717	–15%	1,462	1,717	–15%
Assets under management — ending	$143,712	$155,798	–8%	$143,712	$155,798	–8%

  Ending Assets Under Management by Asset Class

	July 31,
(in millions)	2009	% of Total	2008	% of Total	% Change
Open-end funds:
Class A	$33,942	23%	$36,554	23%	–7%
Class B	2,370	2%	3,861	2%	–39%
Class C	7,539	5%	9,030	6%	–17%
Class I	8,136	6%	4,360	3%	87%
Other(1)	1,150	1%	1,574	1%	–27%
Total open-end funds	53,137	37%	55,379	35%	–4%
Private funds(2)	17,720	12%	26,251	17%	–32%
Closed-end funds	22,403	16%	29,127	19%	–23%
Total fund assets	93,260	65%	110,757	71%	–16%
HNW and institutional account assets	31,477	22%	27,787	18%	13%
Retail managed account assets	18,975	13%	17,254	11%	10%
Total separate account assets	50,452	35%	45,041	29%	12%
Total	$143,712	100%	$155,798	100%	–8%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 65 percent of total assets under management on July 31, 2009, down from 71 percent on July 31, 2008, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 35 percent of total assets under management on July 31, 2009, from 29 percent on July 31, 2008. The decrease in fund assets under management in the last twelve months reflects internal growth of 5 percent, excluding the effect of portfolio deleveraging, offset by net price declines of $19.7 billion and net reductions in fund leverage of $3.3 billion. The increase in separate account assets under management in the last twelve months reflects $6.9 billion of managed assets gained in connection with the TABS acquisition, annualized internal growth of 14 percent, excluding the effects of the TABS acquisition and net price declines of $7.2 billion.

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

  Average Assets Under Management by Asset Class

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in millions)	2009	2008	% Change	2009	2008	% Change
Open-end funds:
Class A	$32,092	$37,104	–14%	$29,238	$35,565	–18%
Class B	2,344	4,114	–43%	2,419	4,924	–51%
Class C	7,139	9,257	–23%	6,694	9,404	–29%
Class I	7,279	4,171	75%	5,725	3,718	54%
Other(1)	1,161	1,500	–23%	1,182	1,069	11%
Total open-end funds	50,015	56,146	–11%	45,258	54,680	–17%
Private funds(2)	17,424	27,078	–36%	17,955	27,881	–36%
Closed-end funds	21,392	30,350	–30%	20,732	31,147	–33%
Total fund assets	88,831	113,574	–22%	83,945	113,708	–26%
HNW and institutional account asset	29,506	27,986	5%	26,477	27,244	–3%
Retail managed account assets	17,658	17,175	3%	16,105	15,812	2%
Total separate account assets	47,164	45,161	4%	42,582	43,056	–1%
Total	$135,995	$158,735	–14%	$126,527	$156,764	–19%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands, except per share data)	2009	2008	% Change	2009	2008	% Change
Net income	$31,223	$49,621	–37%	$81,673	$160,711	–49%
Earnings per share:
Basic	$0.27	$0.43	–37%	$0.70	$1.39	–50%
Diluted	$0.26	$0.40	–35%	$0.68	$1.28	–47%
Operating margin	26%	33%		25%	34%

We reported net income of $31.2 million, or $0.26 per diluted share, in the third quarter of fiscal 2009 compared to net income of $49.6 million, or $0.40 per diluted share, in the third quarter of fiscal 2008. The decrease in net income of $18.4 million, or $0.14 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $54.4 million, or 19 percent, primarily due to the 14 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 67 basis points in the third quarter of fiscal 2009 from 71 basis points in the third quarter of fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management primarily as a result of the TABS acquisition in December 2008.
•	A decrease in expenses of $21.6 million, or 11 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue.
•	A decrease in interest income of $1.5 million, or 64 percent, reflecting a decrease in average cash balances and a decrease in effective interest rates over the last twelve months.
•	An increase in unrealized gains on investments in separate accounts of $3.8 million, reflecting improving equity markets in the third quarter of fiscal 2009.
•	Impairment losses on investments of $0.4 million associated with investments in CDO entities.
•	A decrease in income taxes of $13.1 million, or 38 percent, reflecting the 36 percent decrease in taxable income year-over-year and a modest decrease in our effective tax rate.
•	A decrease in weighted average diluted shares outstanding of 3.3 million shares, or 3 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

We reported net income of $81.7 million, or $0.68 per diluted share, in the first nine months of fiscal 2009 compared to net income of $160.7 million, or $1.28 per diluted share, in the first nine months of fiscal 2008. The decrease in net income of $79.0 million, or $0.60 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $209.8 million, or 25 percent, primarily due to the 19 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 67 basis points in the first nine months of fiscal 2009 from 72 basis points in the first nine months of fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management, primarily as a result of the TABS acquisition in December 2008.
•	A decrease in expenses of $78.8 million, or 14 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue. These decreases were partially offset by an increase in other expenses, primarily reflecting increases in facilities and technology expense associated with our move to new corporate offices in the second quarter of fiscal 2009.
•	A decrease in interest income of $6.5 million, or 69 percent, reflecting a decrease in average cash balances and a decrease in effective interest rates.
•	An increase in net realized and unrealized gains on investments in separate accounts of $4.7 million, reflecting improving equity markets.
•	Impairment losses on investments of $1.6 million associated with investments in CDO entities.
•	A decrease in income taxes of $55.7 million, or 53 percent, reflecting the 50 percent decrease in taxable income year-over-year and the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in income tax expense of $2.7 million.
•	A decrease in non-controlling interest of $3.4 million, primarily reflecting a $2.8 million adjustment to non-controlling interest made in the second quarter of fiscal 2008.

•	A decrease in equity in net income (loss) of affiliates of $3.8 million due to losses recognized by a private equity partnership in which we invest.
•	A decrease in weighted average diluted shares outstanding of 5.1 million shares, or 4 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

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

The following table provides a reconciliation of operating income to adjusted operating income for the three and nine month periods ended July 31, 2009 and 2008:

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Operating income	$59,233	$92,085	–36%	$156,355	$287,397	–46%
Adjusted for:
Closed-end fund structuring fees	2,677	—	NM	2,677	—	NM
Operating (income) losses of consolidated funds	(620)	1,202	NM	(563)	1,117	NM
Stock-based compensation	10,796	9,707	11%	31,473	30,374	4%
Adjusted operating income	$72,086	$102,994	–30%	$189,942	$318,888	–40%
Adjusted operating margin	32%	36%		30%	38%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 67 basis points in both the third quarter and first nine months of fiscal 2009 compared to 71 basis points and 72 basis points in the third quarter and first nine months of fiscal 2008, respectively. The decrease in our average overall effective fee rate year-over-year can be primarily attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Investment advisory and administration fees	$175,167	$211,311	–17%	$488,837	$623,735	–22%
Distribution and underwriter fees	21,719	31,305	–31%	61,521	100,841	–39%
Service fees	29,862	40,348	–26%	83,103	119,208	–30%
Other revenue	1,625	(152)	NM	2,772	2,250	23%
Total revenue	$228,373	$282,812	–19%	$636,233	$846,034	–25%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in both the third quarter and first nine months of fiscal 2009, compared to 75 percent and 74 percent in the third quarter and first nine months of fiscal 2008, respectively.

The decrease in investment advisory and administration fees of 17 percent, or $36.1 million, in the third quarter of fiscal 2009 versus the same period a year earlier can be attributed to a 14 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 62 basis points in both the third quarter of fiscal 2009 and 2008 decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 33 basis points in the third quarter of fiscal 2009 compared to 31 basis points the third quarter of fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional separate account net inflows at EVM and Parametric Portfolio Associates over the past twelve months.

The decrease in investment advisory and administration fees of 22 percent, or $134.9 million, in the first nine months of fiscal 2009 versus the same period a year earlier can be attributed to a 19 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 61 basis points in both the first nine months of fiscal 2009 and 2008 decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 33 basis points in the first nine months of fiscal 2009 compared to 31 basis points first nine months of fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional and retail separate account net inflows at both EVM and Parametric Portfolio Associates over the past twelve months.

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

Distribution plan payments decreased 31 percent, or $8.7 million, to $19.7 million in the third quarter of fiscal 2009 versus the same period a year earlier, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 33 percent, or $0.2 million, to $0.3 million, reflecting a 33 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 41 percent, or $3.3 million, to $4.9 million, reflecting a decrease in average Class B share assets under management of 43 percent year-over-year. Class C and certain private fund distribution fees decreased by 22 percent and 57 percent, or $3.6 million and $1.7 million, to $13.0 million and $1.2 million, respectively, reflecting decreases in average assets subject to distribution fees of 23 percent and 50 percent, respectively. Underwriter fees and other distribution income decreased 31 percent, or $0.9 million, to $2.1 million in the third quarter of fiscal 2009, reflecting a decrease of $0.3 million in underwriter fees received on sales of Class A shares, a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions, and a decrease of $0.2 million in other distribution income.

Distribution plan payments decreased 38 percent, or $34.7 million, to $55.7 million in the first nine months of fiscal 2009 versus the same period a year earlier, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 51 percent, or $0.9 million, to $0.9 million, reflecting a 52 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 48 percent, or $14.0 million, to $14.9 million, reflecting a decrease in average Class B share assets under management of 51 percent year-over-year. Class C and certain private fund distribution fees decreased by 29 percent and 57 percent, or $14.7 million and $5.2 million, to $35.4 million and $4.0 million, respectively, reflecting decreases in average assets subject to distribution fees of 29 percent and 50 percent, respectively. Underwriter fees and other distribution income decreased 44 percent, or $4.6 million, to $5.9 million in the first nine months of fiscal 2009, reflecting a decrease of $2.1 million in underwriter fees received on sales of Class A shares, a decrease of $1.6 million in contingent deferred sales charges received on certain Class A share redemptions, and a decrease of $0.9 million in other distribution income.

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

Service fee revenue decreased 26 percent, or $10.5 million, to $29.9 million in the third quarter of fiscal 2009 versus the same period a year earlier, primarily reflecting a 25 percent decrease in average assets under management in funds and classes of funds subject to service fees. Service fee revenue decreased 30 percent, or $36.1 million, to $83.1 million in the first nine months of fiscal 2009 versus the same period a year earlier, primarily reflecting a 29 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, increased by $1.8 million in the third quarter of fiscal 2009 over the same period a year earlier, primarily reflecting an increase in unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships offset by a decrease in miscellaneous dealer income. Other revenue for the third quarter of fiscal 2009 includes $0.7 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $1.2 million of net investment losses for the third quarter of fiscal 2008.

Other revenue increased by $0.5 million in the first nine months of fiscal 2009 over the same period a year earlier, primarily reflecting a decrease in net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships offset by a decrease in miscellaneous dealer income. Other revenue for the first nine months of fiscal 2009 includes $0.1 million of net investment losses related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $1.0 million of net investment losses for the first nine months of fiscal 2008.

Expenses

Operating expenses decreased by 11 percent, or $21.6 million, in the third quarter of fiscal 2009 versus the same period a year earlier and by 14 percent, or $78.8 million, in the first nine months of fiscal 2009 versus the same period a year earlier, reflecting decreases in substantially all expense categories with the exception of other expenses, as more fully described below.

	For the Three Months Ended July 31,			For the Nine Months Ended July 31,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Compensation of officers and employees:
Cash compensation	$66,520	$69,788	–5%	$182,706	$206,292	–11%
Stock-based compensation	10,796	9,707	11%	31,473	30,374	4%
Total compensation of officers and employees	77,316	79,495	–3%	214,179	236,666	–10%
Distribution expense(1)	25,386	31,591	–20%	68,893	93,929	–27%
Service fee expense	24,151	33,923	–29%	68,027	98,821	–31%
Amortization of deferred sales commissions	8,319	11,391	–27%	27,399	37,009	–26%
Fund expenses	5,230	6,521	–20%	14,646	18,947	–23%
Other expenses(1)	28,738	27,806	3%	86,734	73,265	18%
Total expenses	$169,140	$190,727	–11%	$479,878	$558,637	–14%

(1)	Certain amounts from prior quarters have been reclassified to conform to current year presentation. See Note 3 in Item 1 for further discussion of this change.

Compensation of officers and employees
Compensation expense decreased by 3 percent, or $2.2 million, in the third quarter of fiscal 2009 versus the same period a year ago, reflecting decreases in sales and revenue-based incentives, operating income-based incentives and other compensation, including severance costs, offset by increases in base salaries, employee benefits and stock-based compensation. Sales and revenue-based incentives decreased by $1.5 million, or 11 percent, reflecting a decrease in gross sales and a realignment of our sales incentive compensation structure offset by $0.6 million of additional sales-based compensation recognized in the third quarter of fiscal 2009 associated with the closed-end fund offering. Operating income-based incentives decreased by $1.7 million, or 8 percent, reflecting a decrease in adjusted operating income and changes in accruals to bring bonus accrual rates for the fiscal year to date in line with expectations for fiscal 2009 as a whole. Other compensation expense decreased by $1.1 million, or 79 percent, reflecting a decrease in severance expense recognized in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. Base compensation and employee benefits increased by $1.1 million, or 3 percent, primarily reflecting year-end salary adjustments on a stable employee base. Stock-based compensation expense increased by $1.1 million, or 11 percent, in the third quarter of fiscal 2009 over the same period a year earlier, reflecting increased participation in the Company’s employee stock purchase plan and an increase in restricted share grants in the first quarter of fiscal 2009.

Compensation expense decreased by 10 percent, or $22.5 million, in the first nine months of fiscal 2009 versus the same period a year ago, reflecting decreases in sales and revenue-based incentives, operating income-based incentives and other compensation, including severance costs, offset by increases in base salaries, employee benefits and stock-based compensation. Sales and revenue-based incentives decreased by $6.2 million, or 17 percent, reflecting a decrease in gross sales and a realignment of our sales incentive compensation structure offset by $0.6 million of additional sales-based compensation recognized in the third quarter of fiscal 2009 associated with the closed-end fund offering. Operating income-based incentives decreased by $23.2 million, or 34 percent, reflecting a decrease in adjusted operating income in the current fiscal year. Other compensation expense decreased by $1.4 million, or 54 percent, reflecting a decrease in severance expense recognized in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. Base compensation and employee benefits increased by $7.3 million, or 7 percent, primarily reflecting year-end salary adjustments and a 5 percent increase in average employee headcount. Stock-based compensation expense increased by $1.1 million, or 4 percent, in the first nine months of fiscal 2009 over the same period a year earlier, primarily reflecting the 5 percent increase in average employee headcount.

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

Distribution expense decreased by 20 percent, or $6.2 million, to $25.4 million in the third quarter of fiscal 2009 versus the same period a year earlier, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements, offset by $2.7 million in closed-end fund structuring fees recognized in the third quarter of fiscal 2009. Class C distribution fees decreased by $2.7 million, or 22 percent, to $9.7 million in the third quarter of fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by $0.7 million, or 29 percent, to $1.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by $1.9 million, or 33 percent, to $3.7 million in the third quarter of fiscal 2009, reflecting the termination of certain compensation agreements in fiscal 2008. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by $1.4 million, or 19 percent, to $6.0 million in the third quarter of fiscal 2009, reflecting the decrease in sales and average assets under management that are subject to these arrangements. Other marketing expenses decreased by $2.3 million, or 59 percent, to $1.6 million in the third quarter of fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Distribution expense decreased by 27 percent, or $25.0 million, to $68.9 million in the first nine months of fiscal 2009 versus the same period a year earlier, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements, offset by $2.7 million in closed-end fund structuring fees recognized in the third quarter of fiscal 2009. Class C distribution fees decreased by $10.5 million, or 28 percent, to $26.4 million in the first nine months of fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by $3.0 million, or 35 percent, to $5.5 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by $6.6 million, or 39 percent, to $10.6 million in the first nine months of fiscal 2009, reflecting the termination of certain compensation agreements in fiscal 2008. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by $2.8 million, or 13 percent, to $18.9 million in the first nine months of fiscal 2009, reflecting the decrease in sales and average assets under management that are subject to these arrangements. Other marketing expenses decreased by $4.8 million, or 50 percent, to $4.9 million in the first nine months of fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in specific share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense decreased by 29 percent and 31 percent in the third quarter and first nine months of fiscal 2009, respectively, versus the same periods a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 27 percent and 26 percent in the third quarter and first nine months of fiscal 2009, respectively, versus the same periods a year earlier, primarily reflecting the ongoing decline of Class B share sales and assets. As amortization expense is a function of our fund share class mix, a continuing shift away from Class B and Class C shares to other classes over time will likely result in a continuing reduction in amortization expense. In the third quarter of fiscal 2009, 30 percent of total amortization related to Class B shares, 42 percent to Class C shares and 28 percent to privately offered equity funds. In the first nine months of fiscal 2009, 31 percent of total amortization related to Class B shares, 42 percent to Class C shares and 27 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 20 percent and 23 percent in the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods a year earlier, primarily reflecting decreases in subadvisory fees and other fund-related expenses. The decrease in subadvisory fees can be attributed to the decrease in average assets under management in funds for which we employ and pay a subadvisor. The decrease in other fund-related expenses can be attributed to a decrease in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 3 percent, or $0.9 million, in the third quarter of fiscal 2009 over the same period a year ago, primarily reflecting increases in facilities-related expenses of $1.8 million, information technology expense of $1.2 million, and other corporate expenses of $0.7 million, offset by decreases in travel expense of $0.4 million, consulting expense of $2.0 million and communications expense of $0.3 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with our move to new corporate headquarters in Boston, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $1.2 million increase in the amortization of intangible assets associated with the TABS acquisition offset by decreases in other general corporate expenses. The decrease in travel expense can be attributed to corporate initiatives to manage cost. The decrease in consulting expense can be attributed to decreases in all external consulting categories, including audit and legal, while the decrease in communications expense can be attributed to decreases in postage, subscriptions and supplies.

Other expenses increased by 18 percent, or $13.5 million, in the first nine months of fiscal 2009 over the same period a year ago, primarily reflecting increases in facilities-related expenses of $12.6 million, information technology expense of $3.1 million, and other corporate expenses of $1.6 million, offset by decreases in travel expense of $1.0 million, consulting expense of $2.1 million and communications expense of $0.8 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston and accelerated amortization of existing leasehold improvements in conjunction with our move, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $2.9 million increase in the amortization of intangible assets associated with the TABS acquisition offset by decreases in qualification fees, professional development and charitable giving. The decreases in both travel and consulting expense can be attributed primarily to corporate-wide expense management initiatives, while the decrease in communications expense can be attributed to decreases in telephone, subscriptions and other repairs and maintenance expenses.

Other Income and Expense

	For the Three Months Ended July 31,			For the Nine Months Ended July31,
(in thousands)	2009	2008	% Change	2009	2008	% Change
Interest income	$857	$2,376	–64%	$2,956	$9,501	–69%
Interest expense	(8,446)	(8,411)	0%	(25,269)	(25,230)	0%
Realized losses on investments	(375)	(332)	13%	(2,761)	(97)	NM
Unrealized gains (losses) on investments	3,499	(259)	NM	6,652	(696)	NM
Foreign currency gains (losses)	93	(58)	NM	129	(90)	NM
Impairment losses on investments	(369)	–	NM	(1,637)	–	NM
Total other income (expense)	$(4,741)	$(6,684)	–29%	$(19,930)	$(16,612)	20%

Interest income decreased by $1.5 million and $6.5 million, or 64 percent and 69 percent, in the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods a year ago, primarily due to a decrease in average cash balances and a decrease in effective interest rates.

Interest expense was flat year-over-year for both the three and nine-month periods, reflecting interest accrued on our senior notes offered in October 2007.

In the third quarter of fiscal 2009 and 2008, we recognized realized losses on investments totaling $0.4 million and $0.3 million, respectively, representing losses incurred on investments in separately managed accounts seeded for new product development purposes. In the first nine months of fiscal 2009 those losses totaled $2.8 million, compared to realized losses of $0.1 million in the first nine months of fiscal 2008. Unrealized gains on investments of $3.5 million and $6.7 million in the third quarter and first nine months of fiscal 2009, respectively, also relate to investments in separately managed accounts seeded for new product development purposes and compare to unrealized losses of $0.3 million and $0.7 million recognized in the third quarter and first nine months of fiscal 2008, respectively.

We recognized impairment losses totaling $0.4 million in the third quarter of fiscal 2009 representing losses related to two of our cash flow instrument CDO entities, and $1.6 million in the first nine months of fiscal 2009 representing losses relating to a synthetic CDO entity and two of our four cash instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero in the second quarter of fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment losses associated with the cash instrument CDO entities resulted from decreases in the estimated future cash flows from the CDO entities due to increases in the default rates of the underlying loan portfolios.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, non-controlling interest and equity in net income (loss) of affiliates) was 39.5 percent and 36.5 percent in the third quarter and first nine months of fiscal 2009, respectively, compared to 40.5 percent and 39.0 percent in the third quarter and first nine months of fiscal 2008, respectively. The decrease in our overall effective tax rate in the third quarter of fiscal 2009 can be attributed to a decrease in our effective state tax rate. The decrease in our effective tax rate in the first nine months of fiscal 2009 reflects a lower effective state tax rate due primarily to the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense of $2.7 million.

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

Non-controlling Interest

Non-controlling interest increased by $0.2 million in the third quarter of fiscal 2009 over the same period a year earlier, primarily due to an increase in the profitability of Parametric Risk Advisors LLC (“Parametric Risk Advisors”). Non-controlling interest decreased by $3.4 million in the first nine months of fiscal 2009 over the same period a year earlier, primarily due to a $2.8 million adjustment in the second quarter of fiscal 2008 to reverse stock-based compensation previously allocated to non-controlling interest holders of our majority-owned subsidiaries. In the second quarter of fiscal 2008, we determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces our liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment represents the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition. Stock-based compensation expense allocated to non-controlling interest holders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, at July 31, 2009 reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and a 20 percent interest in Eaton Vance Enhanced Equity Option Income Fund. Equity in net income (loss) of affiliates, net of tax, decreased by $0.4 million and $3.8 million in the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods a year ago primarily due to losses recognized by the private equity partnership.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on July 31, 2009 and October 31, 2008 and for the nine months ended July 31, 2009 and 2008:

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2009	October 31, 2008
Balance sheet data:
Assets:
Cash and cash equivalents	$283,796	$196,923
Short-term investments	49,440	169,943
Investment advisory fees and other receivables	95,140	108,644
Total liquid assets	$428,376	$475,510

Long-term investments	$122,251	$116,191
Deferred income taxes — long term	93,926	66,357

Liabilities:
Taxes payable	$—	$848
Deferred income taxes — current	16,866	20,862
Long-term debt	500,000	500,000

	For the Nine Months Ended July 31,
(in thousands)	2009	2008
Cash flow data:
Operating cash flows	$110,041	$113,742
Investing cash flows	24,906	(28,761)
Financing cash flows	(47,811)	(190,009)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 42 percent and 49 percent of total assets on July 31, 2009 and October 31, 2008, respectively. The $47.1 million decrease in liquid assets can be attributed to a decrease in cash and short-term investment balances of $33.6 million and a decrease in investment advisory fees and other receivables of $13.5 million. The decrease in cash and short-term investment balances primarily reflects the $30.0 million initial cost of the acquisition of TABS incurred in the first quarter of 2009, the payment of $17.1 million to purchase additional interests in Parametric Portfolio Associates and Atlanta Capital Management, the payment of $54.2 million of dividends to shareholders and additions to equipment and leasehold improvements of $42.1 million, offset by net cash provided by operating activities of $110.0 million. The 12 percent decrease in investment advisory fees and other receivables can be attributed to the decrease in our revenue run rate at the end of the third quarter of fiscal 2009 compared to the fourth quarter of fiscal 2008.

On July 31, 2009, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On July 31, 2009, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We experienced a significant reduction in operating revenue and operating income in both the third quarter and first nine months of fiscal 2009 in comparison with the same periods a year ago, primarily reflecting lower average assets under management resulting from decreased market values of managed assets. We remain committed to growing our business in what has been and may continue to be a challenging market environment and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We continue to look for opportunities to prudently reduce our variable costs and discretionary spending wherever possible. We believe that our existing liquid assets, cash flows from operations, which contributed $107.7 million in the first nine months of fiscal 2009, and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below.

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

Income Taxes

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit in fiscal 2008 as a result of a change in tax accounting method for certain closed-end fund expenses. We filed the change in tax accounting method with the Internal Revenue Service in the first quarter of fiscal 2008 for expenses associated with the launch of closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, we recorded a deferred tax asset of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $16.9 million as of July 31, 2009 principally represents the current portion of the remaining $48.9 million deferred tax liability associated with the change in accounting method.

Current taxes moved to a prepaid balance of $3.3 million, which is included in other current assets on our Consolidated Balance Sheet at July 31, 2009, from a current payable of $0.8 million on October 31, 2008. This reflects a current tax provision totaling $85.0 million offset by $76.8 million of income taxes paid, the recognition of $9.7 million of excess tax benefits associated with stock option exercises in the first nine months of fiscal 2009 and the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense in the amount of $2.7 million.

Contractual Obligations

The following table details our future contractual obligations as of July 31, 2009:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	$436.6	$18.7	$37.1	$36.2	$344.6
Senior notes	500.0	–	–	–	500.0
Interest payment on senior notes	276.3	32.5	97.5	65.0	81.3
Investment in private equity partnership	3.5	–	3.5	–	–
Unrealized tax benefits	10.3	10.3	–	–	–
Total	$1,226.7	$61.5	$138.1	$101.2	$925.9

In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease commenced in May 2009. Capital expenditures, including those for the build-out of our new corporate headquarters, are anticipated to be approximately $2.8 million for the fourth quarter of fiscal 2009, before tenant reallowances of $2.1 million, and are expected to be funded from available cash balances.

In July 2006, we committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of July 31, 2009, we had invested $11.5 million of the total $15.0 million of committed capital.

Interests held by minority investors in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of minority interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling unit holders and calls held by us. The puts provide the non-controlling shareholders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling shareholders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests.

In April 2009, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option, requiring us to purchase an additional interest in Parametric Portfolio Associates for $14.2 million. The transaction settled on May 1, 2009 and increased our capital ownership interest from 89.3 percent to 92.4 percent and our profits interest from 82.3 percent to 87.5 percent. The additional purchase price was allocated among intangible assets, goodwill and non-controlling interest.

Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, we purchased an additional interest in Atlanta Capital Management for $2.8 million on June 30, 2009. The transaction increased our ownership interest from 85.5 percent to 89.7 percent at closing. The additional purchase price was allocated among intangible assets, goodwill and non-controlling interest. Contemporaneously, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. Our investment in ACM Holdings is included as a component of long-term investments in our consolidated balance sheet at July 31, 2009.

In May 2009, we executed a call option, requiring the non-controlling interest holders of Fox Asset Management to sell to us an additional interest in Fox Asset Management. The transaction settled on June 1, 2009 and increased our ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, there was no transfer of proceeds at closing.

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

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York, New York. The TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.9 billion in institutional and high-net-worth family office accounts and $2.0 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of EVM. TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients, and are being offered by EVD to retail investors through financial intermediaries.

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $14.0 million.

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

Cash provided by operating activities totaled $110.0 million in the first nine months of fiscal 2009, a decrease of $3.7 million from the $113.7 million reported in the first nine months of fiscal 2008. Net income declined by $79.0 million year-over-year, primarily reflecting a decrease in revenue of $209.8 million offset by decreases in operating expenses and income taxes of $78.8 million and $55.7 million, respectively. The decrease in net income year-over-year was offset by timing differences of approximately $42.8 million in the cash settlement of our short-term and long-term receivables and payables year-over-year. Other significant sources and uses of cash in the first nine months include net cash outflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $2.4 million in the first nine months of fiscal 2009 compared to a reduction of $35.6 million in the first nine months of fiscal 2008, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $8.9 million in the first nine months of fiscal 2009 compared to a reduction of $17.6 million in the first nine months of fiscal 2008. Significant non-cash expenses, including the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes, decreased to $40.8 million in the first nine months of fiscal 2009 from $45.9 million in the first nine months of fiscal 2008, reflecting a decrease in the amortization of deferred sales commissions offset by the increase in our deferred income tax asset and the increase in other amortization associated with the TABS acquisition in the first quarter of fiscal 2009.

Investing Cash Flows

Investing activities consist primarily of the purchase of equipment and leasehold improvements, net cash paid in conjunction with the TABS acquisition and the purchase and sale of investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $24.9 million in the first nine months of fiscal 2009 compared to cash used by investing activities of $28.8 million in the first nine months of fiscal 2008, reflecting an increase year-over-year in proceeds received from the sale of available-for-sale investments offset by increases in additions to equipment and leasehold improvements and net cash paid in conjunction with the TABS acquisition in the first quarter of fiscal 2009.

In the first nine months of fiscal 2009, net purchases and sales of available-for-sale investments contributed $113.1 million, compared to a contribution of $4.7 million in the first nine months of fiscal 2008. Additions to equipment and leasehold improvements increased to $42.1 million in the first nine months of fiscal 2009 from $7.0 million a year earlier, reflecting tenant improvements made to our new corporate headquarters in conjunction with our move in the second quarter of fiscal 2009. The acquisition of TABS on December 31, 2008 resulted in a net cash payment of $29.0 million for the nine months ended July 31, 2009 as more fully described in “Contractual Obligations” above.

Financing Cash Flows

Financing cash flows primarily reflect the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by minority shareholders of these funds. Cash used for financing activities totaled $47.8 million and $190.0 million in the first nine months of fiscal 2009 and 2008, respectively.

In the first nine months of fiscal 2009, we repurchased and retired a total of 0.5 million shares of our Non-Voting Common Stock for $12.4 million under our authorized repurchase programs and issued 2.1 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $17.4 million. We have authorization to purchase an additional 2.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.465 in the first nine months of fiscal 2009, compared to $0.45 in the first nine months of fiscal 2008. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Fair Value Measurements
We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on November 1, 2008, as described in Note 9 to our Consolidated Financial Statements included in Part I of this Form-10-Q. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Investments in this category include commercial paper, certain debt securities and investments in sponsored privately offered equity funds, which are not listed but have a net asset value that is comparable to listed mutual funds.

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

Substantially all of our investments are carried at fair value, with the exception of our investments in CDO entities that have not been impaired in the current fiscal period and certain non-marketable investments which are accounted for using the equity or cost method.

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

Investments in CDO Entities
We act as collateral or investment manager for a number of cash instrument CDO entities pursuant to management agreements between us and the entities. At July 31, 2009, combined assets under management in these entities upon which we earn a management fee were approximately $2.5 billion. We had combined investments in four of these entities valued at $2.3 million on July 31, 2009.

We account for our investments in these entities under Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities (or, in the case of the synthetic CDO, the reference securities underlying its credit default swap positions) and take into account the overall credit quality of the issuers, the forecasted default and recovery rates and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools and current market conditions. In periods when market conditions necessitate an increase in the market yield used by a market participant and/or in periods of rising default rates and lower recovery rates, the fair value, and therefore carrying value, of our investments in these entities may be adversely affected. Our risk of loss in these entities is limited to the $2.3 million carrying value of the investments on our Consolidated Balance Sheet at July 31, 2009.

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

Accounting Developments

Codification
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162.” The FASB Accounting Standards Codification will become the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. The goal of SFAS No. 168 is to simplify the application of GAAP by including authoritative GAAP in one location in a consistently organized manner. We will adopt this standard during the fourth quarter of fiscal 2009. The adoption of the standard will only result in changes to our financial statement disclosure references.

Variable Interest Entities
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 improves how enterprises account for and disclose their involvement with variable interest entities (“VIEs”) and other entities whose equity at risk is insufficient or lacks certain characteristics. SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, we must comprehensively review our involvements with VIEs and potential VIEs to determine the effect on our consolidated financial statements and related disclosures. SFAS No. 167 is effective for our fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. We are currently evaluating the potential impact on our consolidated financial statements.

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140.” SFAS No. 166 changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of SFAS No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 166 also eliminates the exemption from consolidation for qualifying special purpose entities. SFAS No. 166 is effective for our fiscal year that begins on November 1, 2010 and for interim periods within that first annual reporting period. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 must be applied to transfers that occur on or after the effective date. We are currently evaluating the potential impact, if any, on our consolidated financial statements.

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

Intangible Assets
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets (as amended).” FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other GAAP. FSP FAS 142-3 is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We do not anticipate that the provisions of FSP FAS 142-3 will have an impact on our consolidated results of operations or consolidated financial position.

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

In November 2008, the FASB issued EITF 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We are currently evaluating the impact on our consolidated financial statements.

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

Item 4.  Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2008 and the first nine months of fiscal 2009 to maintain minimum debt coverage ratios amidst declining markets.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2009:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2009 through May 31, 2009	–	–	–	2,355,207
June 1, 2009 through June 30, 2009	58,587	$27.57	58,587	2,296,620
July 1, 2009 through July 31, 2009	121,800	$25.75	121,800	2,174,820
Total	180,387	$26.34	180,387	2,174,820

(1)	We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

EATON VANCE CORP. (Registrant)

DATE: September 4, 2009	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: September 4, 2009	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer