Form 10-K
period 2009-10-31
EATON VANCE CORP
filed 2009-12-22
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2009

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________________ to _________________

Commission File Number 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)
Two International Place, Boston, Massachusetts 02110 (Address of principal executive offices) (Zip Code)
(617) 482-8260 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Non-Voting Common Stock ($0.00390625 par value per share) (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $27.37 on April 30, 2009 on the New York Stock Exchange was $3,128,957,058. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2009
Non-Voting Common Stock, $0.00390625 par value	117,087,810
Voting Common Stock, $0.00390625 par value	431,790

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2009
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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2009, we had $154.9 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisors, banks and insurance companies. We support these distribution partners with a team of more than 130 sales professionals covering U.S. and international markets. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services in the advice channel.

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

We conduct our investment management business through four wholly owned affiliates, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”) and Eaton Vance Trust Company (“EVTC”), and four other consolidated subsidiaries, Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”). EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Advisers (Ireland) Limited (“EVAI”), a wholly owned company registered under the Irish Financial Services Regulatory Authority, provides management services to the Eaton Vance Emerald Funds. We are headquartered in Boston, Massachusetts, with a satellite office in New York, New York. Our subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; and London, England. Our sales representatives operate throughout the United States, and in Europe and Latin America. Eaton Vance Corp. was incorporated in Maryland in 1990.

Company History and Development

We have been in the investment management business for eighty-five years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for institutional and high-net-worth investors.

In an effort to build our institutional and retail managed account businesses, in fiscal 2001 we acquired an initial 70 percent of Atlanta Capital and 80 percent of Fox Asset Management, investment management firms focusing, respectively, on growth and value equity investment styles. In fiscal 2003, we acquired an initial 80 percent interest in Parametric Portfolio Associates, a leader in structured equity portfolio management. Parametric Portfolio Associates offers three principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; overlay portfolio management for retail managed accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management; and quantitative active equity portfolio management, with a primary focus on emerging market equity. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries, institutional investors and mutual funds.

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

In December 2008, we acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The TABS team employs a disciplined, quantitative investment process that seeks to achieve high after-tax returns and low performance volatility by investing in high quality municipal bonds and U.S. government securities. The TABS business acquired managed approximately $6.9 billion in client assets as of December 31, 2008, consisting of approximately $4.9 billion in institutional and high-net-worth family office accounts and approximately $2.0 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of EVM. TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients. A mutual fund and retail managed accounts are offered by EVD to retail investors through financial intermediaries.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity and fixed and floating-rate income asset classes. The following tables show assets under management by product and investment category for the dates indicated:

	Ending Assets Under Management by Product at October 31,
(in millions)	2009	2008	2007
Fund assets:
Open-end funds	$56,844	$43,871	$55,862
Closed-end funds	23,162	22,191	33,591
Private funds	17,612	21,193	30,058
Total fund assets	97,618	87,255	119,511
Separate account assets:
High-net-worth and institutional account assets	36,860	21,293	27,372
Retail managed account assets	20,418	14,539	14,788
Total separate account assets	57,278	35,832	42,160
Total	$154,896	$123,087	$161,671

	Ending Assets Under Management by Investment Category at October 31,
(in millions)	2009	2008	2007
Equity assets	$96,140	$81,029	$108,416
Fixed income assets	41,309	27,414	31,838
Floating-rate income assets	17,447	14,644	21,417
Total	$154,896	$123,087	$161,671

Open-end funds represented 37 percent of our total assets under management on October 31, 2009, while closed-end and private funds represented 15 percent and 11 percent, respectively. High-net-worth and institutional separate account assets and retail managed account assets represented 24 percent and 13 percent of total assets under management, respectively, on October 31, 2009. As shown in the table above, our asset base is broadly diversified, with 62 percent of total assets under management in equity assets, 27 percent in fixed income assets and 11 percent in floating-rate income assets on October 31, 2009. This diversification provides us with the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

Open-end Funds
As of October 31, 2009, we offered 102 open-end funds, including 12 tax-managed equity funds, 31 non-tax-managed equity funds, 37 state and national municipals funds, 17 taxable fixed income and cash management funds, and five floating-rate bank loan funds.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $7.1 billion in open-end tax-managed equity fund assets under management on October 31, 2009. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, mid-cap core, small-cap value, small-cap, international, emerging markets, equity asset allocation and dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds, and sector-

specific funds. Assets under management in non-tax-managed equity funds totaled $53.8 billion on October 31, 2009.

We offer one of the broadest municipal income fund families in the industry, with 7 national and 30 state-specific funds in 25 different states. As of October 31, 2009, we managed $12.2 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management fund offerings utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, global currency and income investments, high grade bonds, high yield bonds and cash instruments. Assets under management in open-end taxable income funds totaled $7.4 billion on October 31, 2009.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $6.5 billion on October 31, 2009.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $329.4 million at October 31, 2009.

Closed-end Funds
Our family of closed-end funds includes 20 municipal bond funds, 11 equity income funds, three bank loan funds and three diversified income funds. As of October 31, 2009, we managed $23.2 billion in closed-end fund assets and ranked as the third largest manager of closed-end funds according to Strategic Insight, a fund industry data provider.

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

In May 2009, we offered Eaton Vance National Municipals Opportunities Trust, which raised $275.0 million in its initial public offering.

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

In the third quarter of fiscal 2008, we announced that the SEC had granted no-action relief to our closed-end funds permitting them to issue a new type of floating-rate preferred stock called Liquidity Protected Preferred shares (“LPP shares”). Like APS, LPP shares are designed to be used by closed-end funds as a source of financial leverage. LPP shares differ from APS in that they are supported by the unconditional purchase obligation of a designated liquidity provider and are designed for purchase by money market funds. We are hopeful that, as market conditions improve, LPP shares can provide a cost-effective alternative form of leverage that, together with other solutions, our funds can use to redeem the balance of their outstanding APS. As of October 31, 2009, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke, a reduction of 78 percent.

Private Funds
The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and floating-rate bank loan and fixed income funds offered to institutional investors. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $11.6 billion in assets under management as of October 31, 2009. Assets under management in private bank loan and fixed income funds, which include cash instrument collateralized debt obligation (“CDO”) entities and leveraged and unleveraged institutional senior loan funds, totaled $6.0 billion as of October 31, 2009, including $2.5 billion of assets in CDO entities.

Institutional Separate Accounts
We serve a broad range of clients in the institutional marketplace, including foundations, endowments and retirement plans for individuals, corporations and municipalities. Our diversity of investment capabilities allows us to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Product offerings on the equity side range from value to growth and from small-cap to large-cap and include emerging markets, while income offerings include investment grade and high-yield fixed income, floating-rate bank loans and global income.

During fiscal 2005 we chartered a non-depository trust company, EVTC, and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. The trust company also enables us to expand our presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel. In addition to its management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

In fiscal 2005, we committed to building a full-function institutional marketing and service organization at EVM. In support of this effort, EVM hired a head of institutional sales and has created dedicated consultant relations, marketing, sales and client service teams. Specialized institutional groups at EVM and our majority owned subsidiaries develop relationships in this market and deal directly with institutional clients. Institutional separate account assets under management totaled $26.7 billion at October 31, 2009.

High-net-worth Separate Accounts
We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors assist our clients in establishing long-term financial programs and implementing strategies for achieving them. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston and hired many of its investment professionals. In fiscal 2005, we acquired the management contracts of Weston Asset Management and in fiscal 2006 we acquired the management contracts of Voyageur Asset Management (MA) Inc.

Parametric Portfolio Associates is a leading manager of tax-efficient core equity portfolios for family offices and high-net-worth individuals. In fiscal 2007, Parametric Portfolio Associates formed Parametric Risk Advisors to extend Parametric Portfolio Associates’ offerings for the high-net-worth and family office market to include investment programs utilizing equity and equity index options and other derivatives.

High-net-worth separate account assets totaled $10.1 billion at October 31, 2009.

Retail Managed Accounts
We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and certain strategic partners, and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 60 retail managed account broker/dealer programs and continue to expand our product offerings in these programs across key platforms. In October 2007, we combined the functions of our former retail separately managed accounts and alternative investments marketing units into our Wealth Management Solutions Group. In conjunction with our field sales representatives, this group provides marketing and service to support our sophisticated wealth management offerings. Retail managed account assets totaled $20.4 billion at October 31, 2009.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers for all but seven of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which we own a 20 percent equity position, is the investment adviser for four of our emerging market equity funds, Eaton Vance Asian Small Companies Fund, Eaton Vance Greater China Growth Fund, Eaton Vance Emerging Markets Fund and Eaton Vance Greater India Fund. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund, Emerald Worldwide Health Sciences Fund and Eaton Vance VT Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance Global Growth Fund, Eaton Vance International Equity Fund and Eaton Vance Tax-Managed International Equity Fund. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors also act as sub-advisers to EVM and BMR for 10 funds.

EVM provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance funds. These services are provided under comprehensive management agreements with certain funds that also include investment advisory services and through separate administrative services agreements with other funds as discussed below.

For funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), a majority of the independent trustees (i.e., those unaffiliated with us or any adviser controlled by us and deemed “non-interested” under the 1940 Act) must review and approve the investment advisory and administrative agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds must approve any material amendments to the investment advisory agreements.

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from five to 105 basis points annually of assets under management and are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administration fees earned for the three years ended October 31, 2009, 2008 and 2007 as follows:

	Investment Advisory and Administration Fees
(in thousands)	2009	2008	2007
Investment advisory fees — Funds	$509,155	$645,554	$615,711
Separate accounts	147,925	133,592	114,365
Administration fees — funds	26,740	36,560	43,536
Total	$683,820	$815,706	$773,612

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

EVTC is the trustee for each collective investment trust that is maintained by it and is responsible for designing and implementing the trust’s investment program or overseeing subadvisors managing the trust’s investment portfolios. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 125 basis points of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker/dealers, banks, registered investment advisors, insurance companies and financial planning firms. EVM is also the manager of the Eaton Vance Emerald Funds, a family of funds distributed by EVMI for non-U.S. investors. The Emerald Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and are sold by EVMI through certain dealer firms to investors who are citizens of member nations of the European Union and other countries outside the United States. We earn distribution, administration and advisory fees directly or indirectly from the Emerald Funds. EVM is also the manager of the Medallion Funds, a family of Cayman Island domiciled funds distributed by EVMI and EVD for non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. For the 2009, 2008 and 2007 fiscal years, the five dealer firms responsible for the largest volume of open-end fund sales accounted for approximately 30 percent, 37 percent and 37 percent, respectively, of our open-end fund sales volume. EVD currently maintains a sales force of more than 130 external and internal wholesalers. External and internal wholesalers work closely with investment advisers in the retail distribution network to assist in marketing Eaton Vance funds.

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

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD similar to those for Class B shares, at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fee paid to EVD for the first twelve months and pays the distribution and service fee to the dealer after one year.

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

Reference is made to Note 22 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of our total revenue.

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

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2009 or prior years.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2009. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2009 or prior years.

EVAI has the permission of the Irish Financial Services Regulatory Authority to conduct its business of providing management services to the Eaton Vance Emerald Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2009 or prior years.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were nearly 700 investment managers at the end of calendar 2008 that competed in the U.S. mutual fund market. We compete with these firms, many of whom have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2008 there were more than 8,800 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of assets under management, revenue and financial condition.

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

Employees

On October 31, 2009, we and our controlled subsidiaries had 1,059 full-time and part-time employees. On October 31, 2008, the comparable number was 1,061.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. A decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage (financing used by the investment vehicle to increase the investable assets of the vehicle) used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2008 and 2009 to maintain minimum debt coverage ratios amidst declining markets.

The continuing weakness the economy is experiencing could further adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a decline in securities prices. Any decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors could negatively impact our revenue and net income.

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and net income. Investment performance is critical to our success. While strong investment performance could stimulate sales of our investment products, poor investment performance on an absolute basis or as compared to third-party benchmarks or competitor products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in the investment products we manage is not indicative of future performance.

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

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service over 85 years. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. In addition, financial reporting requirements are comprehensive and complex. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, prospects, revenue and earnings.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts and New York, New York. The leased offices of our subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut and London, England. For more information see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this document.

Item 3. Legal Proceedings

Eaton Vance is party to various lawsuits that are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On October 23, 2009, the holders of all of the outstanding Voting Common Stock, by unanimous written consent, approved the following matters:

(1)	2008 Omnibus Incentive Plan Restatement No. 2

(2)	2009 Amendments to 2007 Stock Option Plan

(3)	Annual Performance Plan for Non-Covered Employees

(The remainder of this page is left intentionally blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2009 by 21 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2009 was 2,128. The high and low common stock prices and dividends per share were as follows for the periods indicated:

	Fiscal 2009			Fiscal 2008
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$23.48	$11.86	$0.155	$49.61	$30.82	$0.150
April 30	$27.79	$14.34	$0.155	$37.86	$26.94	$0.150
July 31	$30.19	$23.02	$0.155	$44.40	$30.96	$0.150
October 31	$31.31	$26.30	$0.160	$44.00	$14.85	$0.155

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis.

The following table sets forth certain information concerning our equity compensation plans at October 31, 2009:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	(a) (1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) (2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	29,716,517	$23.89	7,615,977
Equity compensation plans not approved by security holders	—	—	—
Total	29,716,517	$23.89	7,615,977

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 29,716,517 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,432,144 shares related to our 1986 Employee Stock Purchase Plan, 1,283,949 shares related to our 1992 Incentive Stock Alternative Plan and 4,899,884 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, which provides for the issuance of stock options, restricted stock and phantom stock.

Performance Graph

The graph below compares the cumulative total return on our Non-Voting Common Stock for the period from November 1, 2004 through October 31, 2009 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2004 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

(The remainder of this page is intentionally left blank)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2009 through August 31, 2009	172,327	$29.10	172,327	2,002,493
September 1, 2009 through September 30, 2009	303,682	$28.36	303,682	1,698,811
October 1, 2009 through October 31, 2009	512,270	$29.39	512,270	1,186,541
Total	988,279	$29.02	988,279	1,186,541

(1)	We announced a share repurchase program on October 24, 2007, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Revenue	$890,371	$1,095,800	$1,084,100	$862,194	$753,175
Net income(1)	130,107	195,663	142,811	159,377	138,706

Balance Sheet Data:
Total assets	$1,075,067	$968,355	$966,831	$668,195	$702,544
Long-term debt(2)	500,000	500,000	500,000	—	75,467
Shareholders’ equity	347,108	240,127	229,168	496,485	476,296

Per Share Data:
Earning per share before cumulative effect of change in accounting principle:
Basic earnings	$1.12	$1.69	$1.15	$1.25	$1.05
Diluted earnings	1.08	1.57	1.06	1.18	0.99
Earnings per share:
Basic earnings	1.12	1.69	1.15	1.25	1.05
Diluted earnings	1.08	1.57	1.06	1.17	0.99
Cash dividends declared	0.625	0.605	0.510	0.420	0.340

(1)	Net income includes structuring fee expenses of $2.7 million, $76.0 million, $1.6 million and $9.3 million in fiscal 2009, 2007, 2006 and 2005, respectively, associated with closed-end fund offerings in each of those years. In addition, in fiscal 2007 the Company made payments totaling $52.2 million to terminate compensation agreements in respect of certain previously offered closed-end funds.
(2)	In fiscal 2007, the Company offered $500.0 million of 6.5 percent ten-year senior notes. In fiscal 2006, EVM retired its outstanding zero-coupon exchangeable notes.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2009, we had $154.9 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of more than 130 sales professionals covering U.S. and international markets. Specialized sales and marketing professionals in our Wealth Management Solutions Group serve as a resource to financial advisors seeking to help high-net-worth clients address wealth management issues and support the marketing of our products and services tailored to this marketplace.

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

Market Developments

Global equity and fixed income markets experienced significant volatility in the twelve months coinciding with our fiscal 2009. The S&P 500 Index declined 31 percent from October 31, 2008 to the March market bottom, reaching 12 year lows. Equity markets then rallied nearly 50 percent off the bottom through October 31, 2009, putting the S&P 500 at the end of our fiscal year 7 percent above its level at the start of our fiscal year. Even with the recent market rally, business conditions remain challenging. Although ending assets under management increased 26 percent year over year, reflecting strong net inflows and the impact of recovering equity markets in the second half of our fiscal year, average assets under management were 13 percent lower, resulting in a significant decline in fiscal 2009 revenue relative to fiscal 2008. Although we took steps to reduce costs in response to prevailing market conditions, our fiscal 2009 profit margins and net income were also adversely affected.

Adverse market conditions affect our 1) asset levels, 2) operating results and 3) the recoverability of our investments.

Asset Levels

In fiscal 2009, we experienced a decline in revenue relative to fiscal 2008, primarily reflecting declines in average managed assets due to falling market values in the first half of the fiscal year. Average assets under management were $132.7 billion in fiscal 2009 compared to $153.2 billion in fiscal 2008. The first quarter 2009 acquisition of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), which has a lower effective management fee rate than our overall business, contributed to a decline in our average effective fee rate to 67 basis points in fiscal 2009 from 72 basis points fiscal 2008, as did significant growth in our separate account business, which earns lower fees on average than funds.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results

In fiscal 2009 our revenue fell by $205.4 million, or 19 percent, from fiscal 2008. Our operating expenses declined by $74.9 million, or 10 percent, in the same period. In falling markets, we benefit by having certain expenses tied to asset levels that decline as assets under management decline, such as certain distribution and service fees. We also have expenses that adjust to decreases in operating earnings, such as the performance-based management incentives we accrue. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets. The variability of these expenses helps to partially offset lower revenue from declining markets. Beyond these substantially self-compensating expense adjustments, we also reduced certain discretionary expenses.

Recoverability of our Investments

We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, have been reduced to $2.1 million at October

31, 2009, reflecting impairment losses of $1.9 million recognized in fiscal 2009. Unrealized gains on investments classified as available-for-sale, net of tax, totaled $1.3 million on October 31, 2009 compared to unrealized losses of $2.0 million on October 31, 2008. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at October 31, 2009.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2009 that would indicate that an impairment loss exists at October 31, 2009.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2009 that would indicate that an impairment loss exists at October 31, 2009.

Assets Under Management

Assets under management of $154.9 billion on October 31, 2009 were 26 percent higher than the $123.1 billion reported a year earlier, reflecting improving securities prices and strong open-end fund, high-net worth and institutional and retail managed account gross and net inflows and the $275.0 million initial public offering of Eaton Vance National Municipal Opportunities Trust in May. Long-term fund net inflows of $3.4 billion over the last fiscal year reflect $7.4 billion of open-end fund net inflows, offset by $4.0 billion of private fund net outflows. Net outflows from private and closed-end funds include net reductions in fund leverage of $1.4 billion and $0.5 billion, respectively, in the fiscal year. High-net-worth separate account net inflows were $7.9 billion and retail managed account net inflows were $2.1 billion. Market price appreciation, reflecting recovering equity markets, contributed $11.2 billion, while an increase in cash management assets contributed an additional $0.3 billion.

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York. The acquired TABS business managed $6.9 billion in client assets on December 31, 2008, consisting of $4.8 billion in institutional and high-net-worth family office accounts and $2.1 billion in retail managed accounts. Subsequent to closing, the TABS business was reorganized as the TABS division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team, investment strategies and New York location. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients, and are now offered by Eaton Vance Distributors, Inc. (“EVD”) to retail investors through financial intermediaries.

Ending Assets Under Management by Investment Category(1)

	October 31,						2009	2008
(in millions)	2009	% of Total	2008	% of Total	2007	% of Total	vs. 2008	vs. 2007
Equity	$96,140	62%	$81,029	66%	$108,416	67%	19%	–25%
Fixed income	41,309	27%	27,414	22%	31,838	20%	51%	–14%
Floating-rate bank loan	17,447	11%	14,644	12%	21,417	13%	19%	–32%
Total	$154,896	100%	$123,087	100%	$161,671	100%	26%	–24%

(1)	Includes funds and separate accounts.

Assets under management consist mainly of securities that are actively traded. The percentage of assets under management for which we estimate fair value is not material to the value of assets under management in total.

Equity assets under management included $31.4 billion, $34.9 billion and $55.1 billion of equity funds managed for after-tax returns on October 31, 2009, 2008 and 2007, respectively. Fixed income assets included $16.4 billion, $14.2 billion and $17.7 billion of tax-exempt municipal bond fund assets and $1.4 billion, $1.1 billion and $1.6 billion of cash management fund assets on October 31, 2009, 2008 and 2007, respectively.

Long-Term Fund and Separate Account Net Flows

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007
Long-term funds:
Open-end funds	$7,397	$8,426	$7,773	–12%	8%
Closed-end funds	(9)	(613)	10,030	–99%	NM (2)
Private funds	(3,960)	(1,141)	1,531	247%	NM
Total long-term fund net inflows	3,428	6,672	19,334	–49%	–65%
HNW and institutional accounts (1)	7,912	2,450	(168)	223%	NM
Retail managed accounts	2,118	5,581	3,746	–62%	49%
Total separate account net inflows	10,030	8,031	3,578	25%	124%
Total net inflows	$13,458	$14,703	$22,912	–8%	–36%

(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Net inflows totaled $13.5 billion in fiscal 2009 compared to $14.7 billion in fiscal 2008 and $22.9 billion in fiscal 2007. Open-end fund net inflows of $7.4 billion, $8.4 billion and $7.8 billion in fiscal 2009, 2008 and 2007, respectively, reflect gross inflows of $23.1 billion, $25.9 billion and $20.7 billion, respectively, net of redemptions of $15.7 billion, $17.5 billion and $12.9 billion, respectively. Closed-end fund net outflows in fiscal 2009 reflect the $0.3 billion offering of Eaton Vance National Municipal Opportunities Trust and $0.2 billion of reinvested dividends offset by $0.5 billion in reduced portfolio leverage. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $4.0 billion and $1.1 billion in fiscal 2009 and 2008, respectively, compared to net inflows of $1.5 billion in fiscal 2007. Approximately $1.4 billion, $0.5 billion and $1.1 billion of private fund outflows in fiscal 2009, 2008 and 2007 can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in closed-end and private funds reflect paydowns necessary to maintain minimum debt coverage ratios in declining markets.

Separate account net inflows totaled $10.0 billion in fiscal 2009 compared to net inflows of $8.0 billion and $3.6 billion in fiscal 2008 and 2007, respectively. High-net-worth and institutional account net inflows totaled $7.9 billion in fiscal 2009 compared to net inflows of $2.4 billion in fiscal 2008 and net outflows of $0.2 billion in fiscal 2007, reflecting gross inflows of $13.0 billion, $7.8 billion and $4.8 billion in fiscal 2009, 2008 and 2007, respectively, net of redemptions of $5.1 billion, $5.4 billion and $5.0 billion, respectively. Retail managed account net inflows totaled $2.1 billion, $5.6 billion and $3.7 billion in fiscal 2009, 2008 and 2007, respectively, reflecting gross inflows of $8.4 billion, $9.8 billion and $6.2 billion, respectively, net of redemptions of $6.3 billion, $4.2 billion and $2.4 billion, respectively.

The following table summarizes the asset flows by investment category for the fiscal years ended October 31, 2009, 2008 and 2007:

Asset Flows

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007
Equity fund assets — beginning	$51,956	$72,928	$50,683	–29%	44%
Sales/inflows	14,108	18,528	21,278	–24%	–13%
Redemptions/outflows	(12,667)	(10,818)	(6,343)	17%	71%
Exchanges	(77)	(196)	3	–61%	NM
Market value change	1,459	(28,486)	7,307	NM	NM
Equity fund assets — ending	54,779	51,956	72,928	5%	–29%
Fixed income fund assets — beginning	20,382	24,617	21,466	–17%	15%
Sales/inflows	6,994	5,888	7,512	19%	–22%
Redemptions/outflows	(5,026)	(5,316)	(3,512)	–5%	51%
Exchanges	106	184	(41)	–42%	NM
Market value change	2,514	(4,991)	(808)	NM	518%
Fixed income fund assets — ending	24,970	20,382	24,617	23%	–17%
Floating-rate bank loan fund assets — beginning	13,806	20,381	19,982	–32%	2%
Sales/inflows	4,270	3,691	6,630	16%	–44%
Redemptions/outflows	(4,251)	(5,301)	(6,231)	–20%	–15%
Exchanges	3	(347)	(136)	NM	155%
Market value change	2,624	(4,618)	136	NM	NM
Floating-rate bank loan fund assets — ending	16,452	13,806	20,381	19%	–32%
Total long-term fund assets — beginning	86,144	117,926	92,131	–27%	28%
Sales/inflows	25,372	28,107	35,420	–10%	–21%
Redemptions/outflows	(21,944)	(21,435)	(16,086)	2%	33%
Exchanges	32	(359)	(174)	NM	106%
Market value change	6,597	(38,095)	6,635	NM	NM
Total long-term fund assets — ending	96,201	86,144	117,926	12%	–27%
Separate accounts — beginning	35,832	42,160	33,048	–15%	28%
Inflows — HNW and institutional	13,015	7,813	4,836	67%	62%
Outflows — HNW and institutional	(5,103)	(5,363)	(5,004)	–5%	7%
Inflows — retail managed accounts	8,379	9,754	6,160	–14%	58%
Outflows — retail managed accounts	(6,261)	(4,173)	(2,414)	50%	73%
Market value change	4,563	(14,359)	5,264	NM	NM
Assets acquired	6,853	—	270	NM	–100%
Separate accounts — ending	57,278	35,832	42,160	60%	–15%
Cash management fund assets — ending	1,417	1,111	1,585	28%	–30%
Assets under management — ending	$154,896	$123,087	$161,671	26%	–24%

Ending Assets Under Management by Asset Class

	October 31,						2009	2008
(in millions)	2009	% of Total	2008	% of Total	2007	% of Total	vs. 2008	vs. 2007
Open-end funds:
Class A	$34,608	22%	$28,659	23%	$35,360	22%	21%	–19%
Class B	2,297	2%	2,831	2%	6,035	4%	–19%	–53%
Class C	8,102	5%	6,939	6%	10,098	6%	17%	–31%
Class I	10,727	7%	4,148	4%	3,654	2%	159%	14%
Other (1)	1,110	1%	1,294	1%	715	0%	–14%	81%
Total open-end funds	56,844	37%	43,871	36%	55,862	34%	30%	–21%
Private funds (2)	17,612	11%	21,193	17%	30,058	19%	–17%	–29%
Closed-end funds	23,162	15%	22,191	18%	33,591	21%	4%	–34%
Total fund assets	97,618	63%	87,255	71%	119,511	74%	12%	–27%
HNW and insitutional account assets	36,860	24%	21,293	17%	27,372	17%	73%	–22%
Retail managed account assets	20,418	13%	14,539	12%	14,788	9%	40%	–2%
Total separate account assets	57,278	37%	35,832	29%	42,160	26%	60%	–15%
Total	$154,896	100%	$123,087	100%	$161,671	100%	26%	–24%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 63 percent of total assets under management on October 31, 2009, down from 71 percent on October 31, 2008 and 74 percent on October 31, 2007, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 37 percent of total assets under management on October 31, 2009, from 29 percent on October 31, 2008 and 26 percent on October 31, 2007. The 12 percent increase in fund assets under management in fiscal 2009 reflects internal growth of 6 percent and market appreciation of $6.6 billion offset by net reductions in fund leverage of $1.9 billion. The 6 percent internal growth rate excludes the effect of portfolio deleveraging. The increase in separate account assets under management in fiscal 2009 reflects internal growth of 28 percent, $6.9 billion of managed assets acquired in connection with the TABS purchase and market appreciation of $4.6 billion. The 28 percent internal growth rate excludes the effect of the TABS acquisition.

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

Average Assets Under Management by Asset Class (1)

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007
Open-end funds:
Class A	$30,676	$34,969	$31,770	–12%	10%
Class B	2,403	4,554	6,384	–47%	–29%
Class C	7,002	9,097	9,381	–23%	–3%
Class I	6,601	3,882	3,030	70%	28%
Other (2)	1,168	1,168	418	0%	179%
Total open-end funds	47,850	53,670	50,983	–11%	5%
Private funds (3)	17,915	27,024	28,465	–34%	–5%
Closed-end funds	21,290	29,898	29,920	–29%	0%
Total fund assets	87,055	110,592	109,368	–21%	1%
HNW and institutional account assets	28,576	26,603	24,597	7%	8%
Retail managed account assets	17,053	15,964	12,008	7%	33%
Total separate account assets	45,629	42,567	36,605	7%	16%
Total	$132,684	$153,159	$145,973	–13%	5%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in thousands, except per share data)	2009	2008	2007	2008	2007
Net income	$130,107	$195,663	$142,811	–34%	37%
Earnings per share:
Basic	$1.12	$1.69	$1.15	–34%	47%
Diluted	$1.08	$1.57	$1.06	–31%	48%
Operating margin	26%	33%	21%	NM	NM

We reported net income of $130.1 million, or $1.08 per diluted share, in fiscal 2009 compared to net income of $195.7 million, or $1.57 per diluted share, in fiscal 2008. The decrease in net income of $65.6 million, or $0.49 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $205.4 million, or 19 percent, primarily due to the 13 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 67 basis points in fiscal 2009 from 72 basis points in fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management primarily as a result of the TABS acquisition in December 2008.
•	A decrease in expenses of $74.9 million, or 10 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue.
•	A decrease in interest income of $7.4 million, or 66 percent, reflecting a modest decrease in average cash balances compounded by a substantial decrease in effective interest rates over the last twelve months.
•	An increase in unrealized gains on investments in separate accounts of $11.3 million, reflecting improving equity markets in the second half of fiscal 2009.
•	A decrease in impairment losses on investments in CDO entities of $11.3 million.

•	A decrease in income taxes of $54.1 million, or 43 percent, reflecting the 36 percent decrease in taxable income year-over-year, a decrease in our state effective tax rate and a $5.2 million tax adjustment recorded in the fourth quarter related to stock-based compensation expense.
•	A decrease in non-controlling interest expense of $1.7 million, primarily reflecting a $2.8 million adjustment to non-controlling interest in fiscal 2008 partially offset by an increase in the profitability of majority owned subsidiaries and consolidated funds.
•	A decrease in the equity in net income (loss) of affiliates of $6.2 million, reflecting decreases in the net income of Lloyd George Management and a private equity partnership.
•	A decrease in weighted average diluted shares outstanding of 3.8 million shares, or 3 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

We reported net income of $195.7 million, or $1.57 per diluted share, in fiscal 2008 compared to $142.8 million, or $1.06 per diluted share, in fiscal 2007. The increase in net income of $52.9 million, or $0.51 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $11.7 million, or 1 percent, primarily due to increases in investment advisory, administration and service fees attributed to the 5 percent increase in average assets under management. These increases were partially offset by decreases in distribution and underwriter fees due to a decrease in average assets under management subject to these fees and a decrease in other revenue due to net realized and unrealized losses recognized on investments in consolidated funds. Net realized and unrealized losses on investments held in the portfolios of consolidated funds totaled $9.6 million in fiscal 2008, compared to net realized and unrealized gains of $2.5 million in fiscal 2007.
•	A decrease in expenses of $119.1 million, or 14 percent, due to decreases in compensation expense, distribution expense and the amortization of deferred sales commissions. These decreases were partially offset by increases in service fee expense, fund expenses and other expenses. The $131.9 million decrease in distribution expense can be primarily attributed to the fiscal 2007 payment of one-time structuring fees related to closed-end funds and fiscal 2007 payments made to terminate dealer compensation agreements related to certain previously offered closed-end funds, which together totaled $128.2 million.
•	An increase in interest expense of $30.7 million due to our $500.0 million senior note offering on October 2, 2007.
•	An increase in net realized and unrealized losses of $3.1 million associated with seed investments in separately managed accounts.
•	An increase in impairment losses on investments in CDO entities of $13.2 million.
•	An increase in income taxes of $32.0 million, or 34 percent, reflecting the increase in taxable income.
•	A decrease in weighted average diluted shares outstanding of 10.8 million shares, or 8 percent, reflecting share repurchases funded primarily by our $500.0 million senior note offering on October 2, 2007.

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

The following table provides a reconciliation of operating income to adjusted operating income for the fiscal years ended October 31, 2009, 2008 and 2007:

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Operating income	$233,220	$363,752	$232,937	–36%	56%
Operating (income) losses of consolidated funds	(1,925)	8,268	(271)	NM	NM
Closed-end fund structuring fees	2,677	—	75,998	NM	NM
Payments to terminate closed-end fund compensation agreements	—	—	52,178	NM	NM
Stock-based compensation	41,670	39,422	43,304	6%	–9%
Adjusted operating income	$275,642	$411,442	$404,146	–33%	2%
Adjusted operating margin	31%	38%	37%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 67 basis points in fiscal 2009 compared to 72 basis points in fiscal 2008 and 74 basis points in fiscal 2007. The decrease in our average overall effective fee rate in both fiscal 2009 and 2008 can be attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Investment advisory and administration fees	$683,820	$815,706	$773,612	–16%	5%
Distribution and underwriter fees	85,234	128,940	148,369	–34%	–13%
Service fees	116,331	155,091	154,736	–25%	0%
Other revenue	4,986	(3,937)	7,383	NM	NM
Total revenue	$890,371	$1,095,800	$1,084,100	–19%	1%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in fiscal 2009 compared to 74 percent and 71 percent in fiscal 2008 and 2007, respectively.

The decrease in investment advisory and administration fees of 16 percent, or $131.9 million, in fiscal 2009 can be attributed to a 13 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 62 basis points in both fiscal 2009 and 2008, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 32 basis points in fiscal 2009 and 31 basis points in fiscal 2008, increased as a percentage of total assets under management. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional separate account net inflows at EVM and Parametric Portfolio Associates over the past twelve months.

The increase in investment advisory and administration fees of 5 percent, or $42.1 million, in fiscal 2008 can be attributed to a 5 percent increase in average assets under management. Fund average effective fee rates increased to 62 basis points in fiscal 2008 from 60 basis points in fiscal 2007, reflecting the impact of higher fee closed-end funds offered in fiscal 2007 as well as a reduction in certain contractual closed-end fund advisory fee waivers. Separately managed account average effective fee rates were 31 basis points in both fiscal 2008 and 2007.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percentage of average assets under management in certain share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on sales that exceed specified minimum amounts and on certain categories of sales. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments decreased 34 percent, or $38.8 million, to $77.0 million in fiscal 2009, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 42 percent, or $0.9 million, to $1.2 million, reflecting a 43 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 45 percent, or $16.5 million, to $19.9 million, reflecting a decrease in average Class B share assets under management of 47 percent year-over-year. Class C and certain private fund distribution fees decreased by 24 percent and 54 percent, or $15.3 million and $6.4 million, to $49.8 million and $5.4 million, respectively, reflecting decreases in average assets subject to distribution fees of 23 percent and 64 percent, respectively. Underwriter fees and other distribution income decreased 37 percent, or $4.9 million, to $8.2 million in fiscal 2009, reflecting a decrease of $1.9 million in underwriter fees received on sales of Class A shares, a decrease of $2.0 million in contingent deferred sales charges received on certain Class A share redemptions and a decrease of $1.0 million in other distribution income.

Distribution plan payments decreased 13 percent, or $17.6 million, to $115.8 million in fiscal 2008, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 9 percent, or $0.2 million, to $2.1 million, reflecting a 9 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 27 percent, or $13.2 million, to $36.4 million, reflecting a decrease in average Class B share assets under management of 29 percent year-over-year. Class C and certain private fund distribution fees decreased by 4 percent and 15 percent, or $2.5 million and $2.0 million, to $65.0 million and $11.7 million, respectively, reflecting decreases in average assets subject to distribution fees of 3 percent and 13 percent, respectively. Underwriter fees and other distribution income decreased 12 percent, or $1.9 million, to $13.2 million in fiscal 2008, reflecting a decrease of $2.6 million in underwriter fees received on sales of Class A shares partially offset by an increase of $1.1 million in contingent deferred sales charged received on certain Class A share redemptions.

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

Service fee revenue decreased 25 percent, or $38.8 million, to $116.3 million in fiscal 2009, primarily reflecting a 24 percent decrease in average assets under management in funds and classes of funds subject to service fees. Service revenue was flat in fiscal 2008, reflecting little change in average assets under management in classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, increased by $8.9 million in fiscal 2009, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships offset by decreases in miscellaneous dealer income. Other revenue in fiscal 2009 includes $1.3 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $8.2 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in fiscal 2008.

Other revenue decreased by $11.3 million in fiscal 2008, primarily reflecting an increase in net realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue for fiscal 2008 includes $8.2 million of net investment losses related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $2.7 million of net investment income fiscal 2007.

Expenses

Operating expenses decreased by 10 percent and 14 percent, or $74.9 million and $119.1 million, in fiscal 2009 and 2008, respectively, reflecting decreases in substantially all expense categories with the exception of other expenses, as more fully described below.

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Compensation of officers and employees:
Cash compensation	$251,392	$263,257	$273,659	–5%	–4%
Stock-based compensation	41,670	39,422	43,304	6%	–9%
Total compensation of officers and employees	293,062	302,679	316,963	–3%	–5%
Distribution expense (1)	95,988	122,930	254,859	–22%	–52%
Service fee expense	94,468	129,287	121,748	–27%	6%
Amortization of deferred sales commissions	35,178	47,811	55,060	–26%	–13%
Fund expenses	22,432	24,684	19,974	–9%	24%
Other expenses (1)	116,023	104,657	82,559	11%	27%
Total expenses	$657,151	$732,048	$851,163	–10%	–14%

(1)	Certain amounts from prior years have been reclassified to conform to the current year presentation. See Note 1 in Item 8 for further discussion of this change.

Compensation of officers and employees
Compensation expense decreased by 3 percent, or $9.6 million, in fiscal 2009, reflecting decreases in sales-based, revenue-based and operating income-based incentives, offset by increases in base salaries and employee benefits, stock-based compensation and other compensation, including severance costs. Sales and revenue-based incentives decreased by 13 percent, or $6.1 million, primarily reflecting a decrease in open-end gross sales and a realignment of our sales incentive compensation structure. Operating income-based incentives decreased by 18 percent, or $14.2 million, reflecting a decrease in adjusted operating income partially offset by an increase in the rate at which operating income-based incentives were accrued. Base compensation and employee benefits increased by 6 percent, or $7.7 million, primarily reflecting a 4 percent increase in average headcount. Stock-based compensation increased by 6 percent, or $2.4 million, primarily reflecting the 4 percent increase in average headcount. Other compensation expense increased by 28 percent, or $0.6 million, reflecting an increase in signing bonuses and other compensation expense partially offset by a decrease in severance costs.

Compensation expense decreased by 5 percent, or $14.3 million, in fiscal 2008, reflecting increases in employee headcount, base salaries and other compensation expense offset by lower sales-based incentives, operating income-based incentives and stock-based compensation. Base compensation, payroll taxes and employee benefits increased by 16 percent, or $18.2 million, primarily reflecting an 11 percent increase in average headcount. Operating income-based incentives decreased by 9 percent, or $8.2 million, reflecting a decrease in the rate at which operating income-based incentives were accrued. Other compensation expense decreased by $2.0 million, reflecting a reduction in severance expense recognized in fiscal 2008 compared to fiscal 2007. Sales incentives decreased by 28 percent, or $18.4 million, primarily reflecting the $14.8 million in closed-end fund sales incentives paid out in fiscal 2007 and a decrease in other fund sales incentives resulting from a realignment of our sales incentive compensation structure. Stock-based compensation decreased by 9 percent, or $3.9 million, reflecting primarily a decrease in stock option expense for retirement-eligible employees in fiscal 2008.

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

The accelerated recognition of compensation cost for options granted to employees who are retirement-eligible or are nearing retirement eligibility under our retirement policy is applicable for all grants made on or after our adoption of a new share based compensation accounting standard in November 1, 2005. The accelerated recognition of compensation expense associated with stock option grants to retirement-eligible employees in the quarter when the options are granted (generally the first quarter of each fiscal year) reduces the associated stock-based compensation expense that would otherwise be recognized in subsequent quarters.

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

Distribution expense decreased by 22 percent, or $26.9 million, to $96.0 million in fiscal 2009, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements, offset by $2.7 million in closed-end fund structuring fees recognized in fiscal 2009. Class C distribution fees decreased by 22 percent, or $10.8 million, to $37.1 million in fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A commissions decreased by 30 percent, or $3.1 million, to $7.3 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by 33 percent, or $7.4 million, to $14.7 million in fiscal 2009, reflecting lower asset-based compensation payments. Marketing expenses associated with revenue sharing arrangements with our distribution partners decreased by 10 percent, or $2.9 million, to $26.4 million in fiscal 2009, reflecting the decrease in sales and average assets under management that are subject to these arrangements. Other marketing expenses decreased by 41 percent, or $5.4 million, to $7.7 million in fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, advertising and other promotional activities.

Distribution expense decreased by 52 percent, or $132.8 million, to $120.6 million in fiscal 2008, primarily reflecting decreases in distribution expenses associated with closed-end funds. Closed-end fund structuring fees decreased by $76.0 million, reflecting the payment of one-time structuring fees in fiscal 2007 associated with closed-end funds offered in that year. Payments made under certain closed-end fund compensation agreements decreased by 71 percent, or $53.4 million, to $22.1 million, reflecting fiscal 2007 payments of $52.2 million made to Merrill Lynch, Pierce, Fenner & Smith and A.G. Edwards & Sons, Inc. to terminate certain closed-end fund compensation agreements. Class C distribution fees increased by 4 percent, or $1.8 million, to $47.9 million in fiscal 2008, reflecting an increase in Class C share assets older than one year. Class A commissions decreased by 40 percent, or $6.9 million, to $10.5 million, reflecting a decrease in certain Class A sales on which we pay a commission. Marketing expenses associated with revenue sharing arrangements with our distribution partners increased by 12 percent, or $3.3 million, to $29.4 million in fiscal 2008, reflecting the increase in sales and average assets under management that are subject to these arrangements and modifications in the terms of certain arrangements. Other marketing expenses decreased by 8 percent, or $1.6 million, to $10.7 million in fiscal 2008, primarily reflecting decreases in literature fulfillment, due diligence meetings, conferences and other promotional activities.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense decreased by 27 percent in fiscal 2009, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased 6 percent in fiscal 2008, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 26 percent and 13 percent in fiscal 2009 and 2008, respectively, versus the same periods a year earlier, consistent with the overall declining trend in Class B share sales and assets. As amortization expense is a function of our fund share class mix, a continuing shift away from Class B and Class C shares to other classes over time will likely result in a continuing reduction in amortization expense. In fiscal 2009, 31 percent of total amortization related to Class B shares, 42 percent to Class C shares and 27 percent to privately offered equity funds. In fiscal 2008, 32 percent of total amortization related to Class B shares, 45 percent to Class C shares and 23 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 9 percent, or $2.3 million, in fiscal 2009, primarily reflecting decreases in subadvisory fees and other fund-related expenses offset by an increase in fund subsidies. The decrease in subadvisory fees can be attributed to the decrease in average assets under management in funds for which we employ and pay a subadvisor, partially offset by an increase in subadvisory expenses due to additional accruals in connection with the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009. The decrease in other fund-related expenses can be attributed to a decrease in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Fund expenses increased 24 percent in fiscal 2008, primarily reflecting increases in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to the increase in average assets under management in funds for which we employ and pay a subadvisor. The increase in other fund-related expenses can be attributed to an increase in fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 11 percent, or $11.4 million, in fiscal 2009, primarily reflecting increases in facilities-related expenses of $11.4 million, information technology expense of $4.5 million, and other corporate expenses of $2.8 million, offset by decreases in travel expense of $1.9 million, consulting expense of $4.4 million and communications expense of $1.0 million. The increase in facilities-related expenses can be attributed to an increase in rent, insurance and depreciation associated with our move to new corporate headquarters in Boston, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $4.1 million increase in the amortization of intangible assets associated with the TABS acquisition and the purchase of additional non-controlling interest in our majority owned subsidiaries offset by decreases in other general corporate expenses. The decrease in travel expense can be attributed to corporate initiatives to manage cost. The decrease in consulting expense can be attributed to decreases in all external consulting categories, including audit and legal, while the decrease in communications expense can be attributed to decreases in postage, subscriptions and supplies.

Other expenses increased by 27 percent, or $22.9 million, in fiscal 2008, primarily reflecting increases in facilities-related expenses of $10.8 million, information technology expense of $7.3 million, consulting expense of $2.0 million, communications expense of $0.7 million and other expenses of $2.2 million. The increase in facilities-related expenses can be attributed to an increase in rent and insurance associated with the lease of our new corporate headquarters in Boston and accelerated amortization of existing leasehold improvements recognized in anticipation of the move. The increase in information technology expense can be attributed to an increase in outside data services and consulting costs incurred in conjunction with several significant system implementations. The increase in consulting costs can be attributed primarily to increases in legal costs associated with new product development and other general consulting costs in fiscal 2008. The increase in communications expense can be attributed to higher telephone and printing costs. The increase in other expenses can be attributed to increases in charitable giving, professional development, the amortization of intangible assets in conjunction with the purchase of additional non-controlling interests in our majority owned subsidiaries and other corporate taxes.

Other Income and Expense

	For the Years Ended October 31,			2009 vs.	2008 vs.
(in thousands)	2009	2008	2007	2008	2007
Interest income	$3,745	$11,098	$10,511	–66%	6%
Interest expense	(33,682)	(33,616)	(2,894)	0%	NM
Realized losses on investments	(915)	(682)	(1,943)	34%	–65%
Unrealized gains (losses) on investments	6,993	(4,323)	—	NM	NM
Foreign currency gains (losses)	165	(176)	(262)	NM	–33%
Impairment losses on investments	(1,863)	(13,206)	—	–86%	NM
Total other income (expense)	$(25,557)	$(40,905)	$5,412	–38%	NM

Interest income decreased by 66 percent, or $7.4 million, in fiscal 2009, primarily due to a decrease in effective interest rates. Interest income increased by 6 percent, or $0.6 million, in fiscal 2008, primarily due to an increase in average cash balances in fiscal 2008.

Interest expense was flat year-over-year in fiscal 2009, reflecting interest accrued on our senior notes. Interest expense increased by $30.7 million in fiscal 2008, reflecting the offering of our senior notes in October 2007.

We recognized realized losses on investments totaling $0.9 million, $0.7 million and $1.9 million in fiscal 2009, 2008 and 2007, respectively, representing losses incurred on investments in separately managed accounts seeded for new product development purposes. Unrealized gains on investments of $7.0 million and unrealized losses of $4.3 million in fiscal 2009 and 2008, respectively, also relate to investments in separately managed accounts seeded for new product development purposes.

We recognized impairment losses totaling $1.9 million and $13.2 million in fiscal 2009 and 2008, respectively, representing losses related to a synthetic CDO entity and two of our cash flow instrument CDO entities. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero in fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment losses associated with the cash instrument CDO entities in both fiscal 2009 and 2008 resulted from decreases in the estimated future cash flows from the CDO entities due to increases in the default rates of the underlying loan portfolios.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes, non-controlling interest and equity in net income (loss) of affiliates) was 34.2 percent, 38.8 percent and 39.1 percent in fiscal 2009, 2008 and 2007, respectively. The decrease in our overall effective tax rate in fiscal 2009 can be attributed to a decrease in our effective state tax rate associated with the execution of a state tax voluntary disclosure agreement in fiscal 2009 that resulted in a net reduction in our income tax expense of $2.8 million and a deferred tax adjustment in the fourth quarter of fiscal 2009 related to stock-based compensation expense that resulted in a reduction in our income tax expense of $5.2 million.

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

Non-controlling Interest

Non-controlling interest decreased by $1.7 million in fiscal 2009, primarily due to a $2.8 million adjustment in fiscal 2008 to reverse stock-based compensation previously allocated to non-controlling interest holders of our majority owned subsidiaries partially offset by an increase in the profitability of our majority owned subsidiaries and consolidated funds. In fiscal 2008, we determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces our liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment represented the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition. Stock-based compensation expense allocated to non-controlling interest holders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

Non-controlling interest increased by $0.9 million in fiscal 2008, primarily due to the $2.8 million adjustment described above partially offset by a decrease in the non-controlling interests held by minority shareholders of Atlanta Capital and Parametric Portfolio Associates.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, at October 31, 2009 reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and a 27 percent interest in Eaton Vance Enhanced Equity Option Income Fund. Equity in net income (loss) of affiliates, net of tax, decreased by $6.2 million in fiscal 2009, primarily due to losses recognized by the private equity partnership and a decrease in net income of Lloyd George Management. Equity in net income (loss) of affiliates, net of tax, increased by $1.2 million in fiscal 2008, primarily due to an increase in net income of both Lloyd George Management and the private equity partnership.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on October 31, 2009, 2008 and 2007 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2009	2008	2007
Balance sheet data:
Assets:
Cash and cash equivalents	$310,586	$196,923	$434,957
Short-term investments	49,924	169,943	50,183
Investment advisory fees and other receivables	107,975	108,644	116,979
Total liquid assets	$468,485	$475,510	$602,119

Long-term investments	$133,536	$116,191	$86,111
Deferred income taxes — long term	97,044	66,357	—

Liabilities:
Taxes payable	$—	$848	$21,107
Deferred income taxes — current	15,580	20,862	—
Deferred income taxes — long-term	—	—	11,740
Long-term debt	500,000	500,000	500,000

	For the Years Ended October 31,
(in thousands)	2009	2008	2007
Cash flow data:
Operating cash flows	$164,355	$152,380	$266,357
Investing cash flows	24,273	(175,717)	(75,354)
Financing cash flows	(74,791)	(214,480)	37,196

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 44 percent, 49 percent and 62 percent of total assets on October 31, 2009, 2008 and 2007, respectively.

The $7.0 million decrease in liquid assets in fiscal 2009 can be attributed to a decrease in cash and short-term investment balances of $6.4 million and a decrease in investment advisory fees and other receivables of $0.7 million. The decrease in cash and short-term investment balances in fiscal 2009 primarily reflects the $30.9 million initial cost of the acquisition of TABS, the payment of $17.0 million to purchase additional interests in Parametric Portfolio Associates and Atlanta Capital Management, the payment of $72.4 million of dividends to shareholders and additions to equipment and leasehold improvements of $46.3 million, offset by net cash provided by operating activities of $164.4 million. The decrease in investment advisory fees and other receivables can be attributed to the decrease in our revenue run rate at the end of fiscal 2009 compared to the end of fiscal 2008.

The $126.6 million decrease in liquid assets in fiscal 2008 can be attributed to a decrease in cash and short-term investment balances of $118.3 million and a decrease in investment advisory fees and other receivables of $8.3 million. The decrease in cash and short-term investment balances in fiscal 2008 primarily reflects the repurchase of $185.3 million of Non-Voting Common Stock following our $500.0 million senior note offering in October 2007, $69.9 million of dividends to shareholders, the payment of $26.5 million to purchase additional interests in Parametric Portfolio Associates and Atlanta Capital Management and additions to equipment and leasehold improvements of $25.0 million offset by $33.5 million of proceeds from the issuance of Non-Voting common stock and net cash provided by operating activities of $152.4 million.

On October 31, 2009, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On October 31, 2009, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We experienced a significant reduction in operating revenue and operating income in fiscal 2009, primarily reflecting lower average assets under management resulting from decreased market values of managed assets. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $164.4 million in fiscal 2009, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below.

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

Income Taxes

Long-term deferred income taxes, which in previous periods related principally to the deferred income tax liability associated with deferred sales commissions offset by the deferred income tax benefit associated with stock-based compensation, changed from a net long-term deferred tax liability to a net long-term deferred tax benefit in fiscal 2008 as a result of a change in tax accounting method for certain closed-end fund expenses. We filed the change in tax accounting method with the Internal Revenue Service in fiscal 2008 for expenses associated with the launch of closed-end funds, which were historically deducted for tax purposes as incurred and are now capitalized and amortized over a 15 year period. Upon filing the change in tax accounting method, we recorded a deferred tax asset of $84.9 million, the majority of which will amortize over a 15 year period, and a corresponding deferred tax liability of $84.9 million, which will reverse over a four year period ending October 31, 2011. The net current deferred tax liability of $15.6 million as of October 31, 2009 principally represents the current portion of the remaining $42.8 million deferred tax liability associated with the change in accounting method.

Taxes payable at October 31, 2009 included a prepaid balance of $8.7 million and a long-term payable of $1.4 million, which are included in other current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. Taxes payable of $0.8 million at October 31, 2008 were classified as current. The net change in total taxes payable in fiscal 2009 reflects a current tax provision totaling $109.1 million offset by $103.0 million of income taxes paid, the recognition of $13.6 million of excess tax benefits associated with stock option exercises in fiscal 2009 and the execution of a state tax voluntary disclosure agreement in fiscal 2009 that resulted in a $2.8 million net reduction in our income tax expense.

Contractual Obligations

The following table details our future contractual obligations as of October 31, 2009:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment	$433.5	$19.9	$37.4	$36.3	$339.9
Senior notes	500.0	—	—	—	500.0
Interest payment on senior notes	260.0	32.5	65.0	65.0	97.5
Investment in private equity partnership	2.3	2.3	—	—	—
Unrecognized tax benefits (1)	10.9	9.5	1.4	—	—
Total	$1,206.7	$64.2	$103.8	$101.3	$937.4

(1)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In September 2006, we signed a long-term lease to move our corporate headquarters to a new location in Boston. The lease commenced in May 2009. The build-out of our new corporate headquarters is now complete.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of October 31, 2009, we had invested $12.7 million of the maximum $15.0 million of committed capital.

Interests held by non-controlling interest holders of Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling unit holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling shareholders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling shareholders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests.

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

Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, we purchased an additional interest in Atlanta Capital for $2.8 million on June 30, 2009. The transaction increased our ownership interest from 85.5 percent to 89.7 percent at closing. The additional purchase price was allocated among intangible assets, goodwill and non-controlling interest. Contemporaneously, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. Our investment in ACM Holdings is included as a component of long-term investments in our consolidated balance sheet at October 31, 2009.

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

The Company paid $30.9 million in cash to acquire the TABS business, including costs associated with the acquisition. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $13.9 million. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. The amount of each contingent payment is based upon a prescribed multiple of revenue. There is no defined floor or ceiling on any payment. As a result, there is significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved.

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

Cash provided by operating activities totaled $164.4 million in fiscal 2009, an increase of $12.0 million from the $152.4 million reported in fiscal 2008. Net income declined by $65.6 million to $130.1 million in fiscal 2009 from $195.7 million in fiscal 2008. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net investment gains of $4.5 million in fiscal 2009, compared to net investment losses of $27.9 million in fiscal 2008. Net investment gains (losses) in fiscal 2009 and 2008 include impairment losses recognized on CDO investments. We also adjusted net income for the activities of our equity-method affiliates and the non-controlling interests of our majority owned subsidiaries, which totaled $10.2 million and $3.1 million in fiscal 2009 and 2008, respectively. Timing differences in the cash settlement of our short-term and long-term receivables and payables reduced cash provided by operating activities by $5.2 million and $31.5 million in fiscal 2009 and 2008, respectively. Other significant sources and uses of cash include net cash outflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $12.8 million and $74.2 million in fiscal 2009 and 2008, respectively, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $14.0 million and $21.3 million in fiscal 2009 and 2008, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $60.3 million in fiscal 2009 from $51.1 million in fiscal 2008, reflecting increases in stock-based compensation and other depreciation and amortization offset by decreases in the amortization of deferred sales commissions and the net change in deferred income taxes. The increase in other depreciation and amortization can be primarily attributed to an increase in depreciation expense associated with tenant improvements associated with our move to new corporate headquarters and the amortization of intangible assets associated with the TABS acquisition.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, the purchase of equity interests from non-controlling interest holders in our majority owned subsidiaries and the purchase and sale of investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $24.3 million in fiscal 2009 compared to cash used for investing activities of $175.7 million and $75.4 million in fiscal 2008 and 2007, respectively.

In fiscal 2009, additions to equipment and leasehold improvements totaled $46.3 million, compared to $25.0 million and $12.7 million in fiscal 2008 and 2007, respectively. Additions in fiscal 2009 and 2008 reflect tenant improvements made in conjunction with our move to new corporate headquarters. The acquisition of TABS resulted in a net cash payment of $30.9 million as more fully described in “Contractual Obligations” above. The purchase of non-controlling interests of $17.1 million, $26.5 million and $9.1 million in fiscal 2009, 2008 and 2007, respectively, represent the purchase of additional ownership interests in Atlanta Capital and Parametric Portfolio Associates as more fully described in “Contractual Obligations” above. In fiscal 2009, net purchases and sales of available-for-sale investments contributed $116.6 million to investing cash flows, while net purchases and sales of available-for-sale investments reduced investing cash flows by $114.2 million and $52.9 million in fiscal 2008 and 2007, respectively.

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on January 16, 2009, the Note was extended until December 16, 2009 and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. In fiscal 2009, the sponsored private equity fund made payments on the Note totaling $7.0 million. We currently anticipate that the Note will be renewed in the first quarter of fiscal 2010 and have classified the Note in our Consolidated Balance Sheet as a component of total long-term assets at October 31, 2009.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash used for financing activities totaled $74.8 million and $214.5 million in fiscal 2009 and 2008, respectively, compared to cash flows provided by financing activities of $37.2 million in fiscal 2007.

In fiscal 2009, we repurchased and retired a total of 1.5 million shares of our Non-Voting Common Stock for $41.1 million under our authorized repurchase programs and issued 3.2 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $29.2 million. We have authorization to purchase an additional 1.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.625 in fiscal 2009, compared to $0.605 and $0.51 in fiscal 2008 and 2007, respectively. We increased our quarterly dividend by 3 percent to $0.16 per share in the fourth quarter of fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Fair Value Measurements
We adopted the provisions of a new fair value accounting standard on November 1, 2008. The new accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

We evaluate the carrying value of our deferred sales commission asset for impairment on a quarterly basis. In our impairment analysis, we compare the carrying value of the deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset in the form of distribution fees over the remaining useful life of the deferred sales commission asset to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital Management Company LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting unit to its carrying amount, including goodwill. We establish fair value for the purpose of impairment testing by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that marketplace participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve month revenue multiples and one year, two year and trailing twelve month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. We believe that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Amortized identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. In valuing these assets, we make assumptions regarding useful lives and projected growth rates, and significant judgment is required. We periodically review identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the management contracts acquired to their carrying values. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

Accounting for Income Taxes
Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Accounting standards requires that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. We classify any interest or penalties incurred as a component of income tax expense.

Management is required to estimate the timing of the recognition of deferred tax assets and liabilities and to make assumptions about the future deductibility of deferred tax assets. We assess whether a valuation allowance should be established against our deferred tax assets based on consideration of all available evidence, using a more-likely-than-not standard. This assessment takes into account our forecast of future profitability, the duration of statutory carry back and carry forward periods, our experience with the tax attributes expiring unused, tax planning alternatives and other tax considerations.

Investments in CDO Entities
We act as collateral or investment manager for a number of cash instrument CDO entities pursuant to management agreements between us and the entities. At October 31, 2009, combined assets under management in these entities upon which we earn a management fee were approximately $2.5 billion. We had combined investments in three of these entities valued at $2.1 million on October 31, 2009.

The excess of future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. We review cash flow estimates throughout the life of each investment pool to determine whether an impairment of its investments should be recognized. Cash flow estimates are based on the underlying pool of collateral securities and take into account the overall credit quality of the issuers, the forecasted default and recovery rates and our past experience in managing similar securities. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value. Fair value is determined using current information, notably market yields and projected cash flows based on forecasted default and recovery rates that a market participant would use in determining the current fair value of the interest. Market yields, default rates and recovery rates used in our estimate of fair value vary based on the nature of the investments in the underlying collateral pools and current market conditions. In periods when market conditions necessitate an increase in the market yield used by a market participant and/or in periods of rising default rates and lower recovery rates, the fair value, and therefore carrying value, of our investments in these entities may be adversely affected. Our risk of loss in these entities is limited to the $2.1 million carrying value of the investments at October 31, 2009.

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

Accounting Developments

Variable Interest Entities (“VIEs”)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, we must comprehensively review our involvements with VIEs and potential VIEs to determine the effect on its consolidated financial statements and related disclosures. The new consolidation standard is effective for our fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. We are currently evaluating the potential impact on our Consolidated Financial Statements.

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of the accounting standard on accounting for the transfers and servicing of financial assets and extinguishments of liabilities. This new accounting standard also eliminates the exemption from consolidation for qualifying special purpose entities. This new accounting standard is effective for our fiscal year that begins on November 1, 2010 and for interim periods within that first annual reporting period. Earlier application is prohibited. The recognition and measurement provisions of this new accounting standard must be applied to transfers that occur on or after the effective date. We are currently evaluating the potential impact, if any, on its consolidated financial statements.

Earnings per Share
In June 2008, the FASB issued a new standard regarding determining whether instruments granted in share-based payment transactions are participating securities. This new standard specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This new standard is effective for our fiscal year that begins on November 1, 2009 and will require a retrospective adjustment to all prior period earnings per share. We will retroactively adopt the provisions of the new standard on November 1, 2009. The adoption of this standard will not have a material effect on our previously reported earnings per basic share or earnings per diluted share.

Intangible Assets
In April 2008, the FASB issued a new accounting standard regarding the determination of the useful life of intangible assets. This new accounting standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under superseded content. This new accounting standard is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We do not anticipate that the provisions of this new accounting standard will have an impact on our consolidated results of operations or consolidated financial position.

Non-controlling Interests
In December 2007, the FASB issued a new accounting standard on non-controlling interests in consolidated financial Statements. The new accounting standard is intended to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. The new accounting standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. The new accounting standard is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the new accounting standard shall be applied prospectively. We do not anticipate that the provisions of this new accounting standard will have a material impact on our consolidated results of operations or consolidated financial position. Any future purchase of a non-controlling interest in an entity in which we retain a controlling interest will be treated as an equity transaction.

Business Combinations
In December 2007, the FASB issued an amended accounting standards related to business combinations. This amended accounting standard establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement requires an acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date at fair value, with limited exceptions. It also addresses the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs be expensed as incurred. The amended accounting standard shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In November 2008, the FASB issued a new accounting standard regarding equity method investment accounting considerations. This new accounting standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This new accounting standard is effective for our fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. We do not anticipate that the provisions of this new accounting standard will have an impact on our consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued a new accounting standard regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new accounting standard addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This new accounting standard shall be applied to assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Fair Value Measurements
In September 2009, the FASB issued a new accounting standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This new accounting standard, as a practical expedient, permits, but does not require, a reporting entity to measure the fair value of an investment that is within the scope of the amendment on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with established measurement principles as of the reporting entity’s measurement date. This new accounting standard is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the impact on its consolidated financial statements.

In October 2009, the FASB issued a new accounting standard regarding measuring liabilities at fair value. This new accounting standard clarifies how entities should estimate the fair value of liabilities and includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. This new accounting standard is effective for the first interim or annual reporting period beginning after August 28, 2009. We do not anticipate that the provisions of this new accounting standard will have an impact on our consolidated results of operations or consolidated financial position.

(The remainder of this page is left intentionally blank)

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2009:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading:
Equity securities	$22,363	$24,599	$20,127
Available-for-sale securities:
Sponsored funds	26,301	28,931	23,671
Investment in affiliates	22,267	24,494	20,040
Total	$70,931	$78,024	$63,838

Currently we have a corporate hedging program in place to hedge market price exposures on certain investments in separately managed accounts seeded for new product development purposes. As part of this program we enter into futures contracts to hedge exposure to certain equity instruments held within the portfolios of separately managed accounts. At October 31, 2009, the outstanding futures contracts had an aggregate notional value of approximately $10.0 million and a maturity date of December 2009. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $1.0 million in the value of the futures contracts positions.

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored by us, debt securities held by sponsored funds we consolidate and debt securities held in separately managed accounts seeded for new product development purposes. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2009. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent our management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50 percent) decline in interest rates would have on our pre-tax net income as of October 31, 2009:

(in thousands)	Carrying Value	Pre-tax Interest Income Impact of a 50 Basis Point Decline in Interest Rates
Trading:
Debt securities	$76,050	$380
Available-for-sale securities:
Sponsored funds	5,489	27
Total	$81,539	$407

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

Our primary direct exposure to credit risk arises from our interests in the cash instrument CDO entities that are included in long-term investments in our Consolidated Balance Sheets. As an investor in a CDO entity, we are entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CDO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CDO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in CDO entities was valued at $2.1 million as of October 31, 2009, which represents our total value at risk with respect to such entities as of October 31, 2009.

We operate primarily in the United States, and accordingly most of our consolidated revenue and associated expenses are denominated in U.S. dollars. We also provide services and earn revenue outside of the United States; therefore, the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. Our exposure to currency movements will likely increase as our business outside of the United States grows. We do not enter into foreign currency transactions for speculative purposes.

(The remainder of this page is intentionally left blank)

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2009, 2008 and 2007

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2009	2008	2007
Revenue:
Investment advisory and administration fees	$683,820	$815,706	$773,612
Distribution and underwriter fees	85,234	128,940	148,369
Service fees	116,331	155,091	154,736
Other revenue	4,986	(3,937)	7,383
Total revenue	890,371	1,095,800	1,084,100

Expenses:
Compensation of officers and employees	293,062	302,679	316,963
Distribution expense	95,988	122,930	254,859
Service fee expense	94,468	129,287	121,748
Amortization of deferred sales commissions	35,178	47,811	55,060
Fund expenses	22,432	24,684	19,974
Other expenses	116,023	104,657	82,559
Total expenses	657,151	732,048	851,163

Operating income	233,220	363,752	232,937

Other Income (Expense):
Interest income	3,745	11,098	10,511
Interest expense	(33,682)	(33,616)	(2,894)
Realized losses on investments	(915)	(682)	(1,943)
Unrealized gains (losses) on investments	6,993	(4,323)	—
Foreign currency gains (losses)	165	(176)	(262)
Impairment losses on investments	(1,863)	(13,206)	—
Income before income taxes, non-controlling interest, and equity in net income (loss) of affiliates	207,663	322,847	238,349
Income taxes	(71,044)	(125,154)	(93,200)
Non-controlling interest	(5,418)	(7,153)	(6,258)
Equity in net income (loss) of affiliates, net of tax	(1,094)	5,123	3,920
Net income	$130,107	$195,663	$142,811

Earnings Per Share:
Basic	$1.12	$1.69	$1.15
Diluted	$1.08	$1.57	$1.06
Weighted Average Shares Outstanding:
Basic	116,175	115,810	124,527
Diluted	120,728	124,483	135,252

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$310,586	$196,923
Short-term investments	49,924	169,943
Investment advisory fees and other receivables	107,975	108,644
Other current assets	19,677	9,291
Total current assets	488,162	484,801

Other Assets:
Deferred sales commissions	51,966	73,116
Goodwill	135,786	122,234
Other intangible assets, net	80,834	39,810
Long-term investments	133,536	116,191
Deferred income taxes	97,044	66,357
Equipment and leasehold improvements, net	75,201	51,115
Note receivable from affiliate	8,000	10,000
Other assets	4,538	4,731
Total other assets	586,905	483,554
Total assets	$1,075,067	$968,355

LIABILITIES, NON-CONTROLLING INTERESTS AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued compensation	$85,273	$93,134
Accounts payable and accrued expenses	51,881	55,322
Dividends payable	18,812	17,948
Taxes payable	—	848
Deferred income taxes	15,580	20,862
Contingent purchase price liability	13,876	—
Other current liabilities	2,901	3,317
Total current liabilities	188,323	191,431

Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	35,812	26,269
Total long-term liabilities	535,812	526,269
Total liabilities	724,135	717,700

Non-controlling interests	3,824	10,528
Commitments and contingencies (See Note 20)	—	—

Shareholders’ Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 431,790 and 390,009 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,087,810 and 115,421,762 shares, respectively	457	451
Additional paid-in capital	44,786	—
Notes receivable from stock option exercises	(3,078)	(4,704)
Accumulated other comprehensive loss	(1,394)	(5,135)
Retained earnings	306,335	249,513
Total shareholders’ equity	347,108	240,127
Total liabilities, non-controlling interests and shareholders’ equity	$1,075,067	$968,355

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, November 1, 2006	126,435	$1	$493	$—	$(1,891)
Net income	—	—	—	—	—
Other comprehensive income (loss):
Unamortized loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Dividends declared ($0.510 per share)
Issuance of Voting Common Stock	99	—	—	388	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	2,176	—	8	34,290	(1,291)
Under employee stock purchase plan	128	—	—	3,311	—
Under employee incentive plan	182	—	1	5,585	—
Under restricted stock plan	13	—	—	—	—
Stock-based compensation	—	—	—	43,305	—
Tax benefit of stock option exercises	—	—	—	9,915	—
Repurchase of Voting Common Stock	(37)	—	—	(146)	—
Repurchase of Non-Voting Common Stock	(10,826)	—	(42)	(96,648)	—
Principal repayments	—	—	—	—	840
Balance, October 31, 2007	118,170	1	460	—	(2,342)
Net income	—	—	—	—	—
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding losses on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.605 per share)	—	—	—	—	—
Issuance of Voting Common Stock	19	1	—	36	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,813	—	7	26,992	(3,681)
Under employee stock purchase plan	112	—	1	3,760	—
Under employee incentive plan	160	—	1	6,414	—
Under restricted stock plan	30	—	—	—	—
Stock-based compensation	—	—	—	39,422	—
Tax benefit of stock option exercises	—	—	—	9,769	—
Cumulative effect of change in accounting principle (See Note 15)	—	—	—	—	—
Repurchase of Non-Voting Common Stock	(4,492)	—	(18)	(86,393)	—
Principal repayments	—	—	—	—	1,319
Balance, October 31, 2008	115,812	2	451	—	(4,704)
Net income	—	—	—	—	—
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	—	—	—	—	—
Unrealized holding gains on investments, net of tax	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—
Total comprehensive income
Dividends declared ($0.625 per share)	—	—	—	—	—
Issuance of Voting Common Stock	42	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,835	—	7	22,960	(1,458)
Under employee stock purchase plan	206	—	1	4,082	—
Under employee incentive plan	213	—	1	3,612	—
Under restricted stock plan	938	—	3	—	—
Stock-based compensation	—	—	—	41,474	—
Tax benefit of stock option exercises	—	—	—	13,649	—
Repurchase of Non-Voting Common Stock	(1,526)	—	(6)	(41,077)	—
Principal repayments	—	—	—	—	3,084
Balance, October 31, 2009	117,520	$2	$457	$44,786	$(3,078)

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Continued)

(in thousands, except per share data)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
Balance, November 1, 2006	$ 4,383	$493,499	$496,485
Net income	—	142,811	142,811	$142,811
Other comprehensive income (loss):
Unamortized loss on derivative instrument, net of tax	(2,872)	—	(2,872)	(2,872)
Unrealized holding gains on investments, net of tax	1,628	—	1,628	1,628
Foreign currency translation adjustments, net of tax	54	—	54	54
Total comprehensive income				$141,621
Dividends declared ($0.510 per share)	—	(62,893)	(62,893)
Issuance of Voting Common Stock	—	—	388
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	33,007
Under employee stock purchase plan	—	—	3,311
Under employee incentive plan	—	—	5,586
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	43,305
Tax benefit of stock option exercises	—	—	9,915
Repurchase of Voting Common Stock	—	—	(146)
Repurchase of Non-Voting Common Stock	—	(345,561)	(442,251)
Principal repayments	—	—	840
Balance, October 31, 2007	3,193	227,856	229,168
Net income	—	195,663	195,663	$195,663
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	290	—	290	290
Unrealized holding losses on investments, net of tax	(7,942)	—	(7,942)	(7,942)
Foreign currency translation adjustments, net of tax	(676)	—	(676)	(676)
Total comprehensive income				$187,335
Dividends declared ($0.605 per share)	—	(70,074)	(70,074)
Issuance of Voting Common Stock	—	—	37
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	23,318
Under employee stock purchase plan	—	—	3,761
Under employee incentive plan	—	—	6,415
Under restricted stock plan	—	—	—
Stock-based compensation	—	—	39,422
Tax benefit of stock option exercises	—	—	9,769
Cumulative effect of change in accounting principle (See Note 15)	—	(5,000)	(5,000)
Repurchase of Non-Voting Common Stock	—	(98,932)	(185,343)
Principal repayments	—	—	1,319
Balance, October 31, 2008	(5,135)	249,513	240,127
Net income	—	130,107	130,107	$130,107
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of tax	290	—	290	290
Unrealized holding gains on investments, net of tax	3,310	—	3,310	3,310
Foreign currency translation adjustments, net of tax	141	—	141	141
Total comprehensive income				$133,848
Dividends declared ($0.625 per share)	—	(73,285)	(73,285)
Issuance of Voting Common Stock	—	—	86
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	21,509
Under employee stock purchase plan	—	—	4,083
Under employee incentive plan	—	—	3,613
Under restricted stock plan	—	—	3
Stock-based compensation	—	—	41,474
Tax benefit of stock option exercises	—	—	13,649
Repurchase of Non-Voting Common Stock	—	—	(41,083)
Principal repayments	—	—	3,084
Balance, October 31, 2009	$ (1,394)	$306,335	$347,108

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2009	2008	2007
Cash and cash equivalents, beginning of year	$196,923	$434,957	$206,705
Cash Flows From Operating Activities:
Net income	130,107	195,663	142,811
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	1,863	13,206	—
(Gains) losses on investments	(6,361)	14,646	(7,200)
Amortization of long-term investments	189	1,638	5,234
Unamortized loss on derivative instrument	—	—	(4,467)
Equity in net loss (income) of affiliates	1,744	(8,000)	(6,054)
Dividends received from affiliates	3,069	3,995	5,048
Non-controlling interest	5,418	7,153	6,258
Amortization of debt issuance costs	782	1,374	161
Deferred income taxes	(38,141)	(50,797)	(10,063)
Stock-based compensation	41,474	39,422	43,305
Depreciation and other amortization	21,039	13,298	10,500
Amortization of deferred sales commissions	35,144	47,811	55,015
Payment of capitalized sales commissions	(21,519)	(33,833)	(55,795)
Contingent deferred sales charges received	7,515	12,568	13,462
Proceeds from sale of trading investments	40,136	48,970	42,453
Purchase of trading investments	(52,893)	(123,197)	(26,504)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	2,895	24,974	(22,291)
Other current assets	(1,484)	(2,776)	(875)
Other assets	(139)	(27)	—
Accrued compensation	(7,892)	(12,919)	25,171
Accounts payable and accrued expenses	1,453	(62,308)	33,216
Taxes payable—current	(9,498)	(2,144)	17,395
Other current liabilities	(415)	(26)	(3,946)
Taxes payable — long-term	1,384	—	—
Other long-term liabilities	8,485	23,689	3,523
Net cash provided by operating activities	164,355	152,380	266,357
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(46,302)	(25,010)	(12,694)
Issuance of note receivable to affiliate	(5,000)	(10,000)	—
Payment received on note receivable to affiliate	7,000	—	—
Net cash paid in acquisition	(30,941)	—	—
Purchase of non-controlling interests	(17,072)	(26,469)	(9,055)
Purchase of management contracts	—	—	(716)
Proceeds from the sale of available-for-sale investments and investments in affiliates	127,847	364,600	31,085
Purchase of available-for-sale investments	(11,259)	(478,838)	(83,974)
Net cash provided by (used for) investing activities	24,273	(175,717)	(75,354)

See notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2009	2008	2007
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(5,685)	(7,542)	(8,360)
Long-term debt issuance costs	—	—	(5,165)
Proceeds from issuance of long-term debt	—	—	500,000
Excess tax benefit of stock option exercises	13,649	9,769	9,915
Proceeds from issuance of Non-Voting Common Stock	29,208	33,494	41,904
Proceeds from issuance of Voting Common Stock	86	37	388
Repurchase of Non-Voting Common Stock	(41,083)	(185,343)	(442,251)
Repurchase of Voting Common Stock	—	—	(146)
Principal repayments on notes receivable from stock option exercises	3,084	1,319	840
Dividends paid	(72,427)	(69,906)	(60,300)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	2,034	3,982	371
Redemption of mutual fund subsidiaries’ capital stock	(3,657)	(290)	—
Net cash (used for) provided by financing activities	(74,791)	(214,480)	37,196
Effect of currency rate changes on cash and cash equivalents	(174)	(217)	53
Net increase (decrease) in cash and cash equivalents	113,663	(238,034)	228,252
Cash and cash equivalents, end of year	$310,586	$196,923	$434,957
Supplemental Cash Flow Information:
Interest paid	$32,642	$32,641	$115
Income taxes paid	$103,033	$194,304	$78,238
Supplemental Non-Cash Flow Information from Investing Activities:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(4,438)	$(38)	$—
Decrease in non-controlling interest due to net deconsolidations of sponsored investment funds	$(4,461)	$(468)	$—
Increase in fixed assets due to non-cash fixed asset additions	$3,160	$10,291	$—
Supplemental Non-Cash Flow Information from Financing Activities:
Exercise of stock options through issuance of notes receivable	$1,458	$3,681	$1,291

See notes to Consolidated Financial Statements

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. The Company provides for non-controlling interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated.

A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.

Basis of Presentation

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the Consolidated Financial Statements. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation. In particular, certain finders fees have been reclassified from other expenses to distribution expenses. In addition, cash flow activity for the year ended October 31, 2008 related to the note receivable to affiliate has been revised to be included within investing activities.

Segment Information

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in sponsored money market funds and commercial paper, which are readily convertible to cash. Cash equivalents have original maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments.

Investments

Investments classified as trading
Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company and other debt and equity securities held by the Company in separately managed accounts seeded for new product development purposes.

Investment securities held in the portfolios of sponsored funds consolidated by the Company are carried at fair value based upon quoted market prices. Consolidated funds are subject to investment company reporting conventions in consolidation. As a result, net realized and unrealized gains or losses recognized on investments held in the portfolios of consolidated funds are reflected as a component of other revenue. The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

Investment securities held in the portfolios of separately managed accounts are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses recognized on investments held in the portfolios of separately managed accounts are reflected as a component of other income and expense (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

Investments classified as available-for-sale
Marketable securities classified as available-for-sale consist primarily of investments in shares of sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income or loss until realized. Realized gains or losses are reflected as a component of other income and expense. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

The Company evaluates the carrying value of marketable securities classified as available-for-sale for impairment on a quarterly basis. In its impairment analysis, the Company takes into consideration numerous criteria, including the duration and extent of any decline in fair value and the Company’s intent with respect to a given security. If the decline in value is determined to be other-than-temporary, the carrying value of the security is written down to fair value through net income.

Collateralized Debt Obligation Entities
Investments in collateralized debt obligation entities (“CDO entities”) are carried at amortized cost unless impaired. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each CDO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

Investments in Affiliates
Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income (loss) of affiliates, net of tax. The net income of the investee is recorded based upon the most current information available at the time, which may precede the date of the Company’s audited financial statements. Distributions received from the investment reduce the Company’s investment balance.

Investments in affiliates are tested annually for impairment in the fourth quarter of each fiscal year or as facts and circumstances indicate that an impairment has occurred by comparing the fair value of the investment to its carrying amount. The Company establishes fair value for the purpose of impairment testing using either quoted market prices, if available, or a market approach.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired entity. Estimates of fair value are established using multiples of assets under management, revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving lesser weight to fair value calculated as a multiple of assets under management. The Company believes that fair values calculated based on multiples of revenue and EBITDA are better indicators of fair value given that these fair values provide information as to both scale and profitability.

Once estimated, fair value is compared to carrying value to determine if an impairment has occurred. If the Company determines that an impairment has occurred, the Company evaluates the impairment to determine if the impairment is other-than-temporary, taking into consideration such factors as the Company’s ability to recover the carrying amount of the investment and the ability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. If the Company determines that the impairment is likely to be other-than-temporary, a loss is recorded.

Cost Method
Certain investments are carried at cost. The fair value of cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Derivative Instruments

The Company may utilize derivative financial instruments to hedge market exposures associated with certain investments, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in long-term debt offerings.

The Company records all derivatives as either assets or liabilities on the balance sheet and measures those investments at fair value. For derivative financial instruments that are designated as cash flow hedging instruments, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in current earnings and, where applicable, are offset by the corresponding gain or loss on the hedged item in the Company’s Consolidated Statement of Income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisitions of Atlanta Capital Management Company LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”) and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company establishes fair value for the purpose of impairment testing by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that marketplace participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve month revenue multiples and one year, two year and trailing twelve month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. The Company believes that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Amortizing identifiable intangible assets generally represent the cost of client relationships and management contracts acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the management contracts acquired to their carrying values. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

Equipment and Leasehold Improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.

Debt Issuance Costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Revenue Recognition

Investment advisory and administration fees
Investment advisory and administration fees for the funds and investment advisory fees for separate accounts managed by the Company are recorded in revenue as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. The Company’s fund investment advisory and administration fees are calculated principally as a percentage of average daily assets. The Company’s separate account investment advisory fees are calculated as a percentage of either beginning, average or ending monthly or quarterly assets. Investment advisory and administration fees for the funds are earned daily and paid monthly; investment advisory fees for separate accounts are earned daily and paid either monthly or quarterly. The Company may waive certain fees for investment and administration services at its discretion.

The Company has contractual arrangements with third parties to provide certain fund-related services, including subadvisory and distribution-related services. Management’s determination of whether revenue should be reported gross based on the amount paid by the funds or net of payments to third party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include: (1) if the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided, (2) if the Company has reasonable latitude to establish the price of the service provided; (3) if the Company has the discretion to select the service provider; and (4) if the Company assumes credit risk in the transaction.

Pursuant to management’s assessment of the criteria described above, investment advisory and administration fees are recorded gross of any subadvisory arrangements, with the corresponding fees paid to any subadvisor based on the terms of those arrangements included in other expenses. In instances where the Company acts as subadvisor or co-manager, investment advisory fees are recorded net.

Distribution, underwriter and service fees
Eaton Vance Distributors, Inc. (“EVD”) currently sells Eaton Vance open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily assets and recorded in revenue as earned, gross of any third-party distribution and service fee arrangements. Both distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

For Class A shares, the shareholder pays an underwriter commission to EVD of up to 75 basis points of the dollar value of the shares sold. Underwriter commissions are recorded in revenue at the time of sale. Under certain conditions, the Company may waive the front-end sales load on Class A shares and sell the shares at net asset value. EVD does not receive underwriter commissions on such sales. In addition, for most funds EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually. In the case of certain other funds, EVD may receive 50 basis points of distribution fees in the first year and 25 basis points of distribution fees thereafter and pay to authorized firms a service fee after one year not to exceed 25 basis points annually of average daily net assets.

Class B shares are offered at net asset value, with EVD paying a commission to the selling dealer at the time of sale from its own funds, which may be borrowed. Such payments are capitalized as deferred sales commissions and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution fees limited to an annual rate of 75 basis points of the average net assets of the Class B shares. In addition, EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the first year’s service fees to the dealer at the time of sale, which together are capitalized and amortized over the first year. EVD receives distribution fees and service fees similar to those for Class B shares at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays both the distribution fee and service fee to the dealer after one year.

Class I shares are offered to certain types of investors at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees.

Advertising and Promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ending October 31, 2009, 2008 and 2007.

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

The Company’s effective tax rate reflects the statutory tax rates of the many jurisdictions in which it operates. Significant judgment is required in determining its effective tax rate and in evaluating its tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. Accounting standards governing the accounting for uncertainty in income taxes for a tax position taken or expected to be taken in a tax return require that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. Unrecognized tax benefits, as well as the related interest and penalties, are adjusted regularly to reflect changing facts and circumstances. While the Company has considered future taxable income and ongoing tax planning in assessing its taxes, changes in tax laws may result in a change to the Company’s tax position and effective tax rate. The Company classifies any interest or penalties incurred as a component of income tax expense.

Earnings Per Share

Earnings per basic share are based on the weighted-average number of common shares outstanding during each period less unvested restricted stock. Earnings per diluted share are based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method.

Fair Value Measurements

The Company adopted the provisions of a new fair value accounting standard on November 1, 2008, as more fully described in Note 6. The new accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Investments are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in fair value below cost, its intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the loss is recognized in earnings in the period in which the other-than-temporary decline in value is determined.

Stock-Based Compensation

The Company accounts for stock-based compensation expense using the fair value method. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to fiscal 2006 and the implementation of certain new share-based payment accounting standards, it had been the Company’s policy to recognize all stock-based compensation expense over the vesting period without regard to retirement eligibility. The Company continues to recognize all stock-based compensation expense for awards granted to retirement-eligible employees prior to November 1, 2005 over the vesting period. The Company immediately recognizes compensation expense at grant date for all awards granted to retirement-eligible employees on or after November 1, 2005. For awards granted to employees approaching retirement eligibility, compensation expense is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date.

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

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. Comprehensive income includes net income, unrealized gains and losses on investment securities classified as available-for-sale, activity from terminated cash flow hedges, and foreign currency translation adjustments, in each case net of tax.

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of applicable accounting standards through consultation with legal counsel and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and thus none have been recorded in the accompanying Consolidated Financial Statements.

2.	Adoption of New Accounting Standards

The Company adopted the following accounting standards during fiscal 2009.

Subsequent Events
In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding subsequent events. This new accounting standard introduces new terminology, defines a date through which management must evaluate subsequent events and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. The Company has included the required disclosure in Note 24.

Fair Value Measurements
In September 2006, the FASB issued a new accounting standard regarding fair value measurements. The new accounting standard defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. This standard applies to other accounting standards that require or permit fair value measurements but does not in itself require any new fair value measurements. In February 2008, the FASB issued a new accounting standard which delays the effective date of the application of the standard to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities recognized or disclosed at fair value in the financial statements on a non-recurring basis. Non-recurring non-financial assets include goodwill, indefinite-lived intangible assets, long-lived assets and finite-lived intangible assets measured at fair value for purposes of impairment testing asset retirement and guarantee obligations initially measured at fair value and assets and liabilities initially measured at fair value in a business combination or purchase. The Company adopted the provisions of this new accounting standard on November 1, 2008, with the exception of the application related to non-recurring non-financial assets and liabilities, and has provided the required disclosures in Note 6. The partial adoption of this new accounting standard had no material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued a new accounting standard regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The new accounting standard provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased along with providing guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of this new accounting standard on May 1, 2009 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Impairment Guidance
In January 2009, the FASB issued a new accounting standard amending the impairment guidance regarding recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to align it with the impairment guidance of other existing accounting standards. Both standards now require management to consider the probability that the holder of an asset will be unable to collect all amounts due when assessing assumptions about future cash flows for evaluations of assets for other-than-temporary impairment. The Company’s adoption of this new accounting standard on November 1, 2008 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued a new accounting standard regarding recognition and presentation of other-than-temporary impairments. This new accounting standard amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This new accounting standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of the new accounting standard on May 1, 2009 did not have a material impact on the Company’s Consolidated Financial Statements.

Derivative Instruments
In March 2008, the FASB issued a new accounting standard regarding disclosures about derivative instruments and hedging activities. This new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under previous accounting standards and their related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company’s adoption of this new accounting standard did not have a material impact on the Company’s Consolidated Financial Statements. The Company has included the required disclosures of this standard in Note 16.

In September 2008, the FASB issued a new accounting standard amending an existing accounting standard regarding disclosures about credit derivatives and certain guarantees. This standard amends the existing accounting standard on accounting for derivative instruments and hedging activities to require additional disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. This standard also amends existing accounting standards regarding guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others to require additional disclosure about the current status of the payment/performance risk of a guarantee. The

Company’s adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

Disclosures of Transfers of Financial Assets
In December 2008, the FASB issued a new accounting standard regarding disclosures by public entities about transfers of financial assets and interests in VIEs. This new accounting standard requires enhanced disclosures by public entities about transfers of financial assets and interests in VIEs, and provides users of the financial statements with greater transparency about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The Company has included the enhanced disclosures required by this new accounting standard in Note 8.

Accounting for Income Tax Benefits
In June 2007, the FASB issued a new accounting standard regarding accounting for income tax benefits of dividends on share-based payment awards. Under the provisions of the new accounting standard, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and paid to employees for equity classified unvested equity shares, unvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. This new accounting standard has been applied to the income tax benefits that resulted from dividends on equity-classified employee share-based payment awards that were declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company’s adoption of the provisions of this new accounting standard on November 1, 2008 had no impact on the Company’s Consolidated Financial Statements.

Fair Value Option
In February 2007, the FASB issued a new accounting standard regarding the fair value option for financial assets and financial liabilities. This new accounting standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted this new accounting standard on November 1, 2008, without electing to apply the fair value option to any of its eligible financial assets or financial liabilities existing on its consolidated balance sheet as of November 1, 2008, or for any new eligible financial assets or financial liabilities recognized subsequent to November 1, 2008. Therefore, the adoption of this new accounting standard did not have an impact on the Company’s consolidated financial statements. The Company may elect the fair value option for any future eligible financial assets or financial liabilities upon their initial recognition.

3.	Recent Accounting Developments

VIEs
In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its consolidated financial statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued a new accounting standard regarding accounting for transfers of financial assets. This new accounting standard changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of the accounting standard on accounting for the transfers and servicing of financial assets and extinguishments of liabilities. This new accounting standard also eliminates the exemption from consolidation for qualifying special purpose entities. This new accounting standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within that first annual reporting period. Earlier application is prohibited. The recognition and measurement provisions of this new accounting standard must be applied to transfers that occur on or after the effective date. The Company is currently evaluating the potential impact, if any, on its Consolidated Financial Statements.

Earnings per Share
In June 2008, the FASB issued a new accounting standard regarding determining whether instruments granted in share-based payment transactions are participating securities. This new accounting standard specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This new standard is effective for the Company’s fiscal year that begins on November 1, 2009 and will require a retrospective adjustment to all prior period earnings per share. The Company will retroactively adopt the provisions of the new accounting standard on November 1, 2009. The adoption of this new accounting standard will not have a material effect on the Company’s previously reported earnings per basic share or earnings per diluted share.

Intangible Assets
In April 2008, the FASB issued a new accounting standard regarding the determination of the useful life of intangible assets. This new accounting standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new accounting standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under superseded content. This new accounting standard is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. The Company does not anticipate that the provisions of this new accounting standard will have an impact on its consolidated results of operations or consolidated financial position.

Non-controlling Interests
In December 2007, the FASB issued a new accounting standard on non-controlling interests in consolidated financial statements. The new accounting standard is intended to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. The new accounting standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. The new accounting standard is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year and requires retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the new accounting standard shall be applied prospectively. The Company does not anticipate that the provisions of this new accounting standard will have a material impact on its consolidated results of operations or consolidated financial position. Any future purchase of a non-controlling interest in an entity in which the Company retains a controlling interest will be treated as an equity transaction.

Business Combinations
In December 2007, the FASB issued an amended accounting standard related to business combinations. This amended accounting standard establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement requires an acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date at fair value, with limited exceptions. It also addresses the measurement of fair value in a step acquisition, changes the requirements for recognizing assets acquired and liabilities assumed subject to contingencies, provides guidance on recognition and measurement of contingent consideration and requires that acquisition-related costs be expensed as incurred. The amended accounting standard shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited.

In November 2008, the FASB issued a new accounting standard regarding equity method investment accounting considerations. This new accounting standard clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This new accounting standard is effective for the Company’s fiscal year that begins on November 1, 2009 and interim periods within that fiscal year. The Company does not anticipate that the provisions of this new accounting standard will have an impact on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued a new accounting standard regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new accounting standard addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This new accounting standard shall be applied to assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Fair Value Measurements
In September 2009, the FASB issued a new accounting standard regarding fair value measurements and disclosures for alternative investments in certain entities that calculate net asset value per share (or its equivalent). This new accounting standard, as a practical expedient, permits, but does not require, a reporting entity to measure the fair value of an investment that is within the scope of the amendment on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with established measurement principles as of the reporting entity’s measurement date. This new accounting standard is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact on its Consolidated Financial Statements.

In October 2009, the FASB issued a new accounting standard regarding measuring liabilities at fair value. This new accounting standard clarifies how entities should estimate the fair value of liabilities and includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. This new accounting standard is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company does not anticipate that the provisions of this new accounting standard will have an impact on its consolidated results of operations or consolidated financial position.

4.	Acquisitions, Goodwill and Other Intangible Assets

Fox Asset Management
On June 1, 2009, the Company executed a call option which required the non-controlling interest holders of Fox Asset Management to sell to the Company an additional 4.0 percent interest in the entity. The transaction settled on June 1, 2009 and increased the Company’s ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing. Fox Assets Management’s non-controlling interest holders have the right to sell their remaining 16 percent ownership interest in the entity to the Company over a two-year period at a multiple of earnings before taxes based on financial results of the entity for the calendar years ending December 31, 2009 and 2010. The Company has the right to purchase the remaining 16 percent ownership interest in the entity at a multiple of earnings before taxes based on the financial results of the entity for the calendar year ending December 31, 2010. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Fox Asset Management remaining employees of the Company.

Atlanta Capital
On June 30, 2009, the non-controlling interest holders of Atlanta Capital, agreed to sell and the Company agreed to purchase an additional 4.2 percent interest in Atlanta Capital for $2.8 million. Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s ownership interest increased from 85.5 percent to 89.7 percent. The Company recorded goodwill of $1.9 million and amortizable intangible assets of $0.8 million. The portion of the intangible assets representing client relationships acquired will be amortized over a weighted-average useful life of 6.5 years. The remainder of the purchase price was allocated to non-controlling interest.

In conjunction with the purchase, Atlanta Capital’s operating agreement was amended and restated to extend the originally negotiated put and call periods. Under the terms of the amended and restated operating agreement, the non-controlling interest holders of Atlanta Capital have the right to sell their remaining 10.3 percent interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ending October 31, 2010 and each year thereafter subject to certain restrictions. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2013 and, to the extent that the October 31, 2013 call is not exercised, each year thereafter. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees of the Company.

Also on June 30, 2009, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for non-controlling interest of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at October 31, 2009.

In fiscal 2008, non-controlling interest holders of Atlanta Capital exercised a put option whereby units representing a 5.1 percent ownership interest in Atlanta Capital were sold to the Company for $5.0 million based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. In conjunction with the transaction, the Company recorded goodwill of $3.6 million and amortizable intangible assets of $1.3 million representing client relationships acquired. The remainder of the purchase price was allocated to non-controlling interest.

Parametric Portfolio Associates
On May 1, 2009, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option whereby units representing a 3.1 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $14.2 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s capital ownership interest increased from 89.3 percent to 92.4 percent and the Company’s profits interest increased from 82.3 percent to 87.5 percent. The Company recorded goodwill of $11.6 million and intangible assets of $2.4 million (representing $1.3 million of amortizable intangible assets and $1.1 million of non-amortizable assets). The portion of the intangible assets representing client relationships acquired will be amortized over a weighted-average useful life of 14.8 years. The remainder of the purchase price was allocated to non-controlling interest.

Non-controlling interest holders of Parametric Portfolio Associates have the right to sell to the Company 1.9 percent of the capital of Parametric Portfolio Associates (which entitles the holders to a 3.1 percent profits interest) based on the financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2009. Non-controlling interest holders of Parametric Portfolio Associates will also have the right to sell to the Company the remaining 5.7 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 9.4 percent profits interest) over a 3-year period based on financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2010 and the next two calendar years. The Company has the right to purchase up to 25 percent of the capital and profit interests currently held by the non-controlling interest holders of Parametric Portfolio Associates based on its financial results for the calendar year ending December 31, 2010 and the balance based on the entity’s financial results for the calendar year ending December 31, 2012. Prices for acquiring capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Parametric Portfolio Associates remaining employees of the Company.

In fiscal 2008, non-controlling interest holders of Parametric Portfolio Associates exercised put options whereby units representing a 5.0 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $21.5 million based on a multiple of earnings before taxes for the calendar year ended December 31, 2007. In conjunction with the purchase, the Company recorded intangible assets of $5.4 million (representing $2.6 million of amortizable intangible assets and $2.8 million of non-amortizable assets) and goodwill of $15.6 million. The remainder of the purchase price was allocated to non-controlling interest.

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)
Parametric Risk Advisors is owned 60 percent by its principals and 40 percent by Parametric Portfolio Associates. Although Parametric Portfolio Associates does not have a controlling economic interest in the entity, which is a VIE, it is the primary beneficiary of the entity and therefore has a controlling interest. Pursuant to the acquisition agreements that apply, Parametric Portfolio Associates will have the right to purchase 18 percent of the interests held by the non-controlling interest holders of Parametric Risk Advisors based on the financial results of the entity for the twelve month period ending April 30, 2010. Parametric Portfolio Associates will have the right to purchase the remaining non-controlling interest in Parametric Risk Advisors over a five year period based on financial results of the entity for the twelve months ending April 30, 2011 and the next four twelve month periods. Prices for acquiring the non-controlling interests of Parametric Risk Advisors will be based on a prescribed multiple of earnings before interest and taxes. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Parametric Risk Advisors remaining employees of the Company.

Tax-Advantaged Bond Strategies (“TABS”)
On December 31, 2008, the Company acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The TABS team employs a disciplined, quantitative investment process that seeks to achieve high after-tax returns and low performance volatility by investing primarily in high quality municipal bonds and U.S. government securities. The TABS business was acquired to complement the Company’s traditional income-oriented municipal bond strategies. The operating results of the TABS business have been included in the Consolidated Financial Statements since the acquisition. Proforma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying Consolidated Statements of Income. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”). TABS maintains its former leadership, portfolio team and investment strategies. Its tax-advantaged income products and services continue to be offered directly to institutional and family office clients, and are offered by EVD to retail investors through financial intermediaries.

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will be obligated to make seven annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. The selling group includes a member of the TABS leadership team who became an employee of EVM on December 31, 2008. All future payments will be in cash. These payments are not contingent upon any members of the selling group remaining an employee of the Company.

In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which will be amortized over a 10 year period, and a contingent purchase price liability of $13.9 million, which represents the difference between net cash paid at acquisition and the fair value of assets acquired and liabilities assumed.

Goodwill
The changes in the carrying amount of goodwill for the years ended October 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Balance, beginning of period	$122,234	$103,003
Goodwill acquired	13,552	19,231
Balance, end of period	$135,786	$122,234

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2009 and determined that there was no impairment in the value of this asset as of September 30, 2009. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment testing, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of the reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change as the reporting unit still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2008 or 2007.

Intangible Assets
The following is a summary of other intangible assets at October 31, 2009 and 2008:

2009
(dollars in thousands)	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	9.8	$109,177	$(35,051)	$74,126
Non-amortizing intangible assets:
Mutual fund management contracts acquired		6,708	—	6,708
Total		$115,885	$(35,051)	$80,834

2008
(dollars in thousands)	Weighted- Average Amortization Period (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Client relationships acquired	11.5	$62,285	$(28,108)	$34,177
Non-amortizing intangible assets:
Mutual fund management contracts acquired		5,633	—	5,633
Total		$67,918	$(28,108)	$39,810

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2009, 2008 or 2007.

Amortization expense was $6.9 million, $2.9 million and $2.6 million for the years ended October 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense ($)
2010	7,816
2011	7,816
2012	7,816
2013	7,816
2014	7,788

5.	Investments

The following is a summary of investments at October 31, 2009 and 2008:

(in thousands)	2009	2008
Short-term investments:
Consolidated funds:
Commercial paper	$20,800	$43,006
Debt securities	29,124	7,372
Investment in affiliate	—	119,565
Total	$49,924	$169,943
Long-term investments:
Consolidated funds:
Debt securities	$15,129	$13,839
Equity securities	11,913	17,880
Separately managed accounts:
Debt securities	31,797	17,739
Equity securities	10,450	13,966
Sponsored funds	32,405	24,898
Collateralized debt obligation entities	2,066	4,118
Investments in affiliates	22,267	22,786
Other investments	7,509	965
Total	$133,536	$116,191

Investments classified as trading

The following is a summary of the cost and fair value of investments held in the portfolios of consolidated funds and separately managed accounts classified as trading at October 31, 2009 and 2008:

2009 (in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$20,800	$20,800
Debt securities	29,394	29,124
Total	$50,194	$49,924
Long-term investments:
Debt securities	$43,370	$46,926
Equity securities	21,305	22,363
Total	$64,675	$69,289

2008 (in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$41,833	$43,006
Debt securities	8,223	7,372
Total	$50,056	$50,378

Long-term investments:
Debt securities	$34,731	$31,578
Equity securities	40,351	31,846
Total	$75,082	$63,424

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

The Company recognized $1.4 million of realized gains and $5.9 million of realized losses related to investments classified as trading for the year ended October 31, 2009. The Company had $5.4 million of unrealized gains and $1.1 million of unrealized losses at October 31, 2009 related to trading securities held at October 31, 2009.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at October 31, 2009 and 2008:

2009		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$30,414	$2,073	$(82)	$32,405
Total	$30,414	$2,073	$(82)	$32,405

2008		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$28,158	$312	$(3,572)	$24,898
Total	$28,158	$312	$(3,572)	$24,898

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $0.1 million as of October 31, 2009 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $5.6 million at October 31, 2009.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the years ended October 31, 2009, 2008 and 2007.

(in thousands)	2009	2008	2007
Gains	$1,959	$353	$4,746
Losses	(397)	(1)	(1)
Net realized gain	$1,562	$352	$4,745

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s ownership interests in the CDO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees in some cases, for managing the collateral for the CDO entities, as well as incentive fees that are contingent on certain performance conditions. At October 31, 2009, combined assets under management in the pools of these CDO entities were $2.5 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities is $2.1 million, which is the carrying value of these investments at October 31, 2009. Investors in CDO entities have no recourse against the Company for any losses sustained in the CDO structure.

In fiscal 2009, the Company recognized impairment losses of $1.9 million related to two of the Company’s four cash instrument CDO entities and a synthetic CDO entity. The impairment losses associated with the cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities due to an increase in the default rate of the underlying loan portfolios. The impairment losses associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

In fiscal 2008, the Company recognized impairment losses of $13.2 million representing losses relating to investments in four cash instrument CDO entities and one synthetic CDO entity. The impairment losses associated with the four cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities combined with an increase in the market yield the Company uses to discount the value of those cash flows to reflect market conditions. The decrease in estimated future cash flows associated with these entities resulted from increases in projected default rate and decreases in projected recovery rates. The impairment loss associated with the synthetic CDO entity also resulted from a decrease in the estimated future cash flows from the entity combined with an increase in the market yield the Company uses to discount the value of those cash flows to reflect market conditions. The decrease in estimated future cash flows associated with the synthetic CDO entity resulted from higher anticipated default rates and lower anticipated recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.3 million and $8.9 million at October 31, 2009 and 2008, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $12.5 million and $13.9 million at October 31, 2009 and 2008, respectively. At October 31, 2009, the Company’s investment in the partnership was equal to its share of the underlying net assets.

The Company has a 27 percent equity interest in Eaton Vance Enhanced Equity Option Income Fund as of October 31, 2009. The Company’s $1.4 million investment in the fund was equal to its share of the underlying assets at October 31, 2009.

The Company had a 35 percent equity interest in Eaton Vance Cash Management Fund (“CMF”), an open-end money market mutual fund that invests in short-term obligations and other money market instruments, as of October 31, 2008. The Company classified this investment as a short-term investment for financial reporting purposes due to the short-term nature of the underlying securities in which CMF invests. The Company’s $119.6 million investment in the fund was equal to its share of the underlying net assets at October 31, 2008.

No impairment losses in the value of the company’s investments in affiliates were recognized during the years ended October 31, 2009, 2008 or 2007.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million and $1.0 million for the years ended October 31, 2009 and October 31, 2008, respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in ACM Holdings, a partnership that owns certain non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at October 31, 2009. Management believes that the fair value of these investments approximates their carrying value.

6.	Fair Value Measurements of Investments

The Company adopted the provisions of a new fair value accounting standard regarding fair value measurements on November 1, 2008. The new accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is described more fully in Note 1.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to the new accounting standard. Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in CDO entities that have not been impaired in the current fiscal period and certain investments carried at cost.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value (1)	Total
Cash equivalents	$22,956	$184,709	$—	$—	$207,665
Total	$22,956	$184,709	$—	$—	$207,665

Short-term investments:
Consolidated funds:
Commercial paper	$—	$20,800	$—	$—	$20,800
Debt securities	—	29,124	—	—	29,124
Total	$—	$49,924	$—	$—	$49,924

Long-term investments:
Consolidated funds:
Debt securities	$15,129	$—	$—	$—	$15,129
Equity securities	11,913	—	—	—	11,913
Separately managed accounts:
Debt securities	11,007	20,790	—	—	31,797
Equity securities	10,450	—	—	—	10,450
Sponsored funds	29,643	2,762	—	—	32,405
Collateralized debt obligation entities	—	—	—	1,338	1,338
Investments in affiliates	—	—	—	22,267	22,267
Other investments	—	38	—	7,471	7,509
Total	$78,142	$23,590	$—	$31,076	$132,808

(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The following table summarizes the assets measured at fair value on a non-recurring basis at October 31, 2009:

(in thousands)	Total Level 3	Total Losses
Collateralized debt obligation entities	$728	$1,863
Total	$728	$1,863

The Company had investments in three CDO entities totaling $2.1 million at October 31, 2009. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value. The Company recognized impairment losses totaling $1.9 million in the fiscal year ended October 31, 2009, representing losses relating to a synthetic CDO entity and two of the Company’s cash instrument CDO entities, as more fully described in Note 5.

The provisions of the new accounting standard related to disclosures surrounding nonfinancial assets, such as goodwill, and nonfinancial liabilities have not been applied. The required implementation of these disclosures has been deferred until November 1, 2009.

7.	Fair Value Measurements of Other Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s other financial instruments at October 31, 2009 and 2008:

	2009		2008
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,509	$7,509	$965	$965
Note receivable from affiliate	$8,000	$8,000	$10,000	$10,000
Notes receivable from stock option exercises	$3,078	$3,078	$4,704	$4,704
Long-term debt	$500,000	$530,375	$500,000	$485,728

For fair value purposes the carrying values of the other investments, note receivable from affiliate and notes receivable from stock option exercises are estimated to approximate fair value. The carrying value of long-term debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

8.	Variable Interest Entities

Investments in VIEs That Are Not Consolidated
In the normal course of business, the Company maintains investments in sponsored CDO entities and privately offered equity funds that are considered VIEs. In most instances, these variable interests represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor.

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At October 31, 2009, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

As of October 31, 2009, the Company managed CDO entities with total assets of $2.5 billion on which the Company earns a management fee. The Company held investments in three of these entities totaling $2.1 million on October 31, 2009. In fiscal 2009, the Company did not provide any financial or other support that it was not previously contractually required to provide and the Company’s risk of loss remains limited to the $2.1 million carrying value of the investments on its Consolidated Balance Sheet at October 31, 2009. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 5. Income from these entities is recorded as a component of interest income based upon projected investment yields.

The Company had investments in 16 privately offered equity funds totaling $2.8 million on October 31, 2009. Assets under management in these entities totaled $11.6 billion on October 31, 2009. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests. The Note was renewed upon expiration on January 16, 2009 for an additional 334 day period and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. During the fourth quarter of fiscal 2009, the privately offered equity fund prepaid $7.0 million of the Note. The Company’s risk of loss was $10.8 million on October 31, 2009, representing the $2.8 million carrying value of the investments in privately offered equity funds on its Consolidated Balance Sheet and the stated amount of the Note on October 31, 2009. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of long-term investments in Note 5. These investments are classified as available-for-sale and the Company records any change in fair value, net of tax, in other comprehensive income (loss). The Note is classified in the Company’s Consolidated Balance Sheet as a component of total other assets.

Investments in VIEs That Are Consolidated
Parametric Portfolio Associates maintains a 40 percent economic interest in Parametric Risk Parametric Risk Advisors, which meets the definition of a VIE. The equity investment at risk in Parametric Risk Advisors is not sufficient to permit Parametric Risk Advisors to finance its own activities without additional subordinated financial support from Parametric Portfolio Associates and the voting rights of the investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company made the determination at the date of acquisition that Parametric Portfolio Associates is the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support and ultimately obligated to absorb 100 percent of the losses despite its 40 percent economic interest.

At October 31, 2009, Parametric Risk Advisors had assets of $2.7 million, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $0.9 million, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its consolidated financial statements.

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2009 and 2008:

(in thousands)	2009	2008
Equipment	$62,601	$49,711
Leasehold improvements	43,746	34,244
Subtotal	106,347	83,955
Less: Accumulated depreciation and amortization	(31,146)	(32,840)
Equipment and leasehold improvements, net	$75,201	$51,115

Depreciation and amortization expense was $14.1 million, $10.4 million and $7.9 million for the years ended October 31, 2009, 2008 and 2007, respectively.

10.	Note Receivable From Affiliate

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. During the fourth quarter of fiscal 2009, the sponsored privately offered equity fund prepaid $7.0 million of the Note. It is anticipated that upon expiration of the Note it will be extended until December 17, 2010. The Note is classified in the Company’s Consolidated Balance Sheet as a component of total other assets. The Company earned $0.5 million and $16,000 in interest on the Note for the years ended October 31, 2009 and 2008, respectively.

11.	Long-term Debt

Ten-Year Senior Notes

On October 2, 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2, 2017, resulting in net proceeds of approximately $496.1 million after payment of debt issuance costs. Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the Senior Notes.

Corporate Credit Facility

The Company amended its revolving credit facility on August 13, 2007, increasing its borrowing capacity and extending the expiration of the facility to August 13, 2012. Under the amended facility, the Company may borrow up to $200.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The facility agreement contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. Neither financial covenants nor fee rates were affected by the amendment. As of October 31, 2009 and 2008, the Company had no borrowings outstanding under its revolving credit facility and was in compliance with all covenants.

12.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan Stock Alternative and the Atlanta Capital Management Long-term Equity Incentive Plan (the “ACM Plan”). The Company recognized total compensation costs related to its plans for the years ended October 31, 2009, 2008 and 2007 as follows:

(in thousands)	2009	2008	2007
2008 Plan:
Stock options	$34,305	$36,221	$40,466
Restricted shares	5,920	1,411	1,036
Phantom stock units	195	—	—
Employee Stock Purchase Plan	897	1,144	1,033
Incentive Plan — Stock Alternative	153	646	770
ACM Plan	200	—	—
Total stock-based compensation expense	$41,670	$39,422	$43,305

The total income tax benefit recognized for stock-based compensation arrangements was $12.0 million, $10.1 million and $11.1 million for the years ended October 31, 2009, 2008 and 2007.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 9.0 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2009, 1.0 million restricted shares and options to purchase 3.1 million shares have been issued pursuant to the 2008 Plan.

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

The weighted average fair values per share of stock options granted during the years ended October 31, 2009, 2008 and 2007 using the Black-Scholes option pricing model were as follows:

	2009	2008	2007
Weighted average grant date fair value per share of options granted	$ 6.72	$14.79	$9.62

Assumptions:
Dividend yield	2.3% to 3.1%	1.2% to 1.9%	1.1% to 1.5%
Volatility	32% to 34%	25% to 29%	25% to 27%
Risk-free interest rate	2.9% to 4.6%	3.6% to 4.4%	4.6% to 4.8%
Expected life of options	7.4 years	6.8 to 7.8 years	6.8 years

Stock option transactions under the 2008 Plan and predecessor plans for the year ended October 31, 2009 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,878	$23.49
Granted	3,127	22.03
Exercised	(1,835)	12.51
Forfeited/expired	(453)	31.72
Options outstanding, end of period	29,717	$23.89	5.3	$205,332
Options exercisable, end of period	18,451	$19.45	4.0	$174,664
Vested or expected to vest at October 31, 2009	29,266	$23.78	5.3	$204,105

The Company received $21.5 million, $23.3 million and $33.0 million related to the exercise of options for the years ended October 31, 2009, 2008 and 2007, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2009, 2008 and 2007 was $27.8 million, $44.2 million and $47.9 million, respectively. The total fair value of options that vested during the year ended October 31, 2009 was $28.4 million.

As of October 31, 2009, there was $58.2 million of compensation cost related to unvested options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

In November 2009, the Company granted options for the purchase of 2.6 million shares of the Company’s Non-Voting Common Stock under the 2008 Plan at a price of $28.17 per share.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of October 31, 2009, there was $22.0 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2009 under the 2008 Plan and predecessor plan is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	149	$28.21
Granted	973	22.04
Vested	(78)	20.93
Forfeited/expired	(36)	26.82
Unvested, end of period	1,008	$22.87

In November 2009, the Company granted a total of 1.0 million shares of restricted stock under the 2008 Plan.

Phantom Stock Units
During fiscal 2009, 13,530 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of October 31, 2009, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through October 31, 2009, 7.6 million shares have been issued pursuant to this plan. The Company received $4.1 million, $3.8 million and $3.3 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2009, 2008 and 2007, respectively.

Incentive Plan — Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan — Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2009, 3.5 million shares have been issued pursuant to this plan. The Company received $3.6 million, $6.4 million and $5.6 million related to shares issued under the Incentive Plan — Stock Alternative for the years ended October 31, 2009, 2008 and 2007, respectively.

ACM Plan

In the twelve months ended October 31, 2009, approximately 57,000 profit units tied to the performance of Atlanta Capital were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per of $17.55 per unit. Because the units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2009, there was $0.8 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2009, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $3.1 million and $4.7 million at October 31, 2009 and 2008, respectively.

13.	Employee Benefit Plans

Profit Sharing Retirement Plan

The Company has a Profit Sharing Retirement Plan for the benefit of substantially all employees. The Company has contributed $13.7 million, $13.5 million and $10.8 million for the years ended October 31, 2009, 2008 and 2007, respectively, representing 15 percent of eligible employee compensation (to a maximum of $34,500, $33,750 and $33,000 per employee) for the years ended October 31, 2009, 2008 and 2007, respectively.

Savings Plan and Trust

The Company has a Savings Plan and Trust that is qualified under Section 401 of the Internal Revenue Code. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. This plan allows participating employees to make elective deferrals up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. The Company’s expense under the plan was $0.9 million, $0.9 million and $0.8 million for the years ended October 31, 2009, 2008 and 2007, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2009. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the Profit Sharing Retirement Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2009, 2008 and 2007 was $55,593, $162,800 and $105,000, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2009, the Company issued approximately 41,781 shares of its Voting Common Stock. The Company did not repurchase any of its Voting Common Stock during fiscal 2009.

The Company’s current share repurchase program was announced on October 24, 2007. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date. In fiscal 2009, the Company purchased approximately 1.5 million shares of its Non-Voting Common Stock. Approximately 1.2 million additional shares may be repurchased under the current authorization.

15.	Income Taxes

The provision for income taxes for the years ended October 31, 2009, 2008 and 2007 consists of the following:

(in thousands)	2009	2008	2007
Current:
Federal	$102,868	$154,791	$92,397
State	6,317	21,160	10,866
Deferred:
Federal	(34,641)	(44,405)	(9,063)
State	(3,500)	(6,392)	(1,000)
Total	$71,044	$125,154	$93,200

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2009	2008
Deferred tax assets:
Closed-end fund expenses	$91,720	$91,415
Stock-based compensation	54,318	41,858
Differences between book and tax bases of investments	7,334	8,133
Deferred rent	5,040	2,900
Federal benefit of unrecognized state tax benefits	3,735	—
Unrealized losses on derivative instruments	1,244	1,401
Unrealized net holding losses on investments	734	1,221
Capital loss carry-forward	558	1,637
Differences between book and tax bases of property	—	2,522
Other	165	285
Total deferred tax asset	$164,848	$151,372

(in thousands)	2009	2008
Deferred tax liabilities:
Closed-end fund expenses	$(42,849)	$(65,474)
Deferred sales commissions	(19,621)	(28,122)
Differences between book and tax bases of goodwill and intangibles	(14,734)	(12,008)
Differences between book and tax bases of property	(6,180)	—
Other	—	(273)
Total deferred tax liability	$(83,384)	$(105,877)
Net deferred tax asset	$81,464	$45,495

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2009 and 2008 as follows:

(in thousands)	2009	2008
Net current deferred tax liability	$(15,580)	$(20,862)
Net non-current deferred tax asset	97,044	66,357
Net deferred tax asset	$81,464	$45,495

The Company has recorded a deferred income tax asset of $0.6 million as of October 31, 2009 relating to $1.5 million in capital loss carry-forwards. The $1.5 million in capital loss carry-forwards will expire at the end of fiscal 2013. No valuation allowance has been recorded for this capital loss carry-forward, reflecting management’s belief that all of the carry-forward will be recoverable prior to expiration.

During the fourth quarter of fiscal 2009 the Company determined that certain incentive stock option equity grants were more appropriately classified as non-qualified stock options. This change in classification resulted in the Company recording a deferred tax asset, and corresponding reduction in tax expense, in the amount of $5.2 million. Also in fiscal 2009, the Company executed two state tax voluntary disclosure agreements that resulted in a net reduction in net income tax expense of $3.1 million.

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

In conjunction with the filing of the request for a change in accounting method, the Company recorded a deferred tax asset of $84.9 million, the majority of which will amortize over a 15 year period. In addition, the Company recorded a corresponding deferred tax liability in the amount of $84.9 million, which will reverse over a four year period ending October 31, 2011.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	2.5	2.9	2.7
Non-controlling interest	(0.9)	(0.8)	(0.9)
Stock-based compensation	(1.0)	1.4	1.9
Release of liabilities associated with uncertain tax positions	(1.5)	—	—
Other	0.1	0.3	0.4
Effective income tax rate	34.2%	38.8%	39.1%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $13.6 million, $9.8 million and $9.9 million for the years ended October 31, 2009, 2008 and 2007, respectively. Such benefit has been reflected as a component of shareholders’ equity.

Effective November 1, 2007, the Company adopted a new accounting pronouncement that clarifies the accounting for uncertainty in income taxes recognized in the financial statements for a tax position taken or expected to be taken in a tax return. The accounting pronouncement requires that the tax effects of a position be recognized only if it is more-likely-than-not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit.

The adoption of the accounting pronouncement on November 1, 2007 resulted in a reduction to beginning retained earnings in the amount of $5.0 million, which was reflected as a cumulative effect of a change in accounting principle, and a corresponding $5.0 million increase to the Company’s liability for uncertain tax positions. This increase in the liability for unrecognized tax benefits primarily reflects accruals for state income taxes, net of federal benefit.

The change in gross unrecognized tax benefits for the years ended October 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Beginning Balance	$16,638	$14,795
Additions for tax provisions of prior years	3,732	1,780
Reductions for tax provisions of prior years	(3,257)	(574)
Additions based on tax provisions related to current year	210	2,648
Reductions for settlements with taxing authorities	(7,348)	(1,538)
Lapse of statute of limitations	—	(473)
Ending Balance	$9,975	$16,638

Current unrecognized tax benefits of $8.7 million, excluding interest and penalties, and prepaid federal and state taxes of $18.2 million are presented net as a component of other current assets. Non-current unrecognized tax benefits of $1.3 million, before interest and penalties, are classified as a component of Other Long-term Liabilities. All unrecognized tax benefits are classified as a component of current taxes payable at October 31, 2008. The total amount of unrecognized tax benefits at October 31, 2009 and 2008 that, if recognized, would impact the effective tax rate is $10.0 million and $16.6 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal, state, local and foreign jurisdictions. In the ordinary course of business, various taxing authorities may not agree with certain tax positions the Company has taken, or the applicable law may not be clear. To resolve some of these uncertainties, the Company has executed Voluntary Disclosure Agreements (“VDAs”) with two state taxing authorities. The execution of the VDAs reduced the Company’s income tax expense and effective tax rate by $3.1 million and 1.5%, respectively, for the year ended October 31, 2009.

The Company’s policy is to include interest and penalties in its income tax provision. In the years ended October 31, 2009 and 2008, the Company recognized $0.2 million and $0.6 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.9 million and $3.5 million at October 31, 2009 and 2008, respectively.

The Company believes that over the next 12 months current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease by approximately $8.7 million in that period, thereby lowering the Company’s effective tax rate.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. tax authorities for fiscal years prior to fiscal 2006.

16.	Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges
In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined at the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal years ended October 31, 2009 and 2008, the Company reclassified $0.4 million of the loss on the Treasury lock transaction into interest expense. At October 31, 2009, the remaining unamortized loss on this transaction was $3.6 million. During fiscal 2010, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments
During fiscal 2009, the Company entered into a series of futures contracts to hedge the market price exposure on its investment in a consolidated fund seeded for new product development purposes. At October 31, 2009, the outstanding futures contracts had an aggregate notional value of $9.9 million and net realized and unrealized gains of $42,000 for the year then ended. The net realized and unrealized gains are included in other income (expense) in the Company’s Consolidated Statement of Income for the year ended October 31, 2009.

17.	Non-controlling Interest

Non-controlling interest includes the income allocated to non-controlling interest holders of the Company’s controlled subsidiaries and consolidated funds. For the years ended October 31, 2009, 2008 and 2007, non-controlling interest totaled $5.4 million, $7.2 million and $6.3 million, respectively.

Non-controlling interest in fiscal 2008 reflects a $2.8 million adjustment to reverse stock-based compensation previously allocated to non-controlling interest holders of the Company’s controlled subsidiaries. In fiscal 2008, management determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces the Company’s liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment recognized in fiscal 2008 represents the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition. Stock-based compensation expense allocated to non-controlling interest holders in prior periods was neither quantitatively nor qualitatively material to the Company’s Consolidated Financial Statements in any previously reported fiscal years or periods.

Non-controlling interest is not adjusted for taxes due to the underlying tax status of the Company’s majority owned subsidiaries and consolidated funds. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Consolidated funds are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Interests held by non-controlling unit holders of Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by non-controlling unit holders and calls held by the Company. The puts provide non-controlling unit holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company with the right to require the non-controlling unit holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary at specific points of time in the future, which is a measure that is intended to represent fair market value at the date of purchase. There is no prescribed floor or ceiling on the value of any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future.

Any additional payments made to the non-controlling interest holders of Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates or Parametric Risk Advisors will be treated as equity transactions.

18.	Comprehensive Income

Total comprehensive income is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income and is composed of net income and other comprehensive income (loss), net of tax.

The components of other comprehensive income (loss) at October 31, 2009, 2008 and 2007 are as follows:

(in thousands)	Gross Amount	Tax (Expense) or Benefit	Net Amount
2009
Net unrealized holding gains on available-for-sale securities	$5,251	$(1,941)	$3,310
Foreign currency translation adjustments	215	(74)	141
Amortization of loss on derivative instruments	447	(157)	290
Other comprehensive income (loss)	$5,913	$(2,172)	$3,741

2008
Net unrealized holding losses on available-for-sale securities	$(12,669)	$4,727	$(7,942)
Foreign currency translation adjustments	(1,055)	379	(676)
Amortization of loss on derivative instruments	447	(157)	290
Other comprehensive income (loss)	$(13,277)	$4,949	$(8,328)

2007
Net unrealized holding gains on available-for-sale securities	$2,615	$(987)	$1,628
Foreign currency translation adjustments	84	(30)	54
Unamortized loss on derivative instruments	(4,430)	1,558	(2,872)
Other comprehensive income (loss)	$(1,731)	$541	$(1,190)

During the years ended October 31, 2009, 2008 and 2007, the Company reclassified gains of $1.6 million, $0.2 million and $2.9 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

Accumulated other comprehensive income (loss) is reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income. The components of accumulated other comprehensive income (loss) at October 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Net unrealized gains (losses) on available-for-sale securities, net of tax	$1,271	$(2,039)
Foreign currency translation adjustments, net of tax	(372)	(513)
Unamortized loss on derivative instruments, net of tax	(2,293)	(2,583)
Total	$(1,394)	$(5,135)

19.	Earnings Per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the years ended October 31, 2009, 2008 and 2007:

(in thousands, except per share data)	2009	2008	2007
Weighted average shares outstanding — basic	116,175	115,810	124,527
Incremental common shares from stock options and restricted share awards	4,553	8,673	10,725
Weighted average shares outstanding — diluted	120,728	124,483	135,252
Earnings per share:
Basic	$1.12	$1.69	$1.15
Diluted	$1.08	$1.57	$1.06

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options and unvested restricted stock in earnings per diluted share. Antidilutive incremental common shares related to stock options and unvested restricted stock excluded from the computation of earnings per share were approximately 14.6 million, 3.3 million and 0.1 million for the years ended October 31, 2009, 2008 and 2007, respectively.

20.	Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $12.7 million of the total $15.0 million of committed capital at October 31, 2009. The Company anticipates investing the remaining $2.3 million by September 2010.

The Company leases certain office space and equipment under noncancelable operating leases that expire over various terms. The lease payments are recognized on a straight-line basis over the noncancelable term of the lease plus any anticipated extensions. Rent expense under these leases in 2009, 2008 and 2007 amounted to $22.9 million, $16.8 million and $9.6 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount
2010	$19,919
2011	19,010
2012	18,355
2013	18,021
2014 — thereafter	358,239
Total	$433,544

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 4.

21.	Regulatory Requirements

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $52.0 million, which exceeds its minimum net capital requirement of $1.8 million at October 31, 2009. The ratio of aggregate indebtedness to net capital at October 31, 2009 was 0.53-to-1.

22.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company and is comprised of investment advisory and administration fees, underwriting commissions, distribution plan payments and service fees for the years ended October 31, 2009, 2008 and 2007:

(dollar figures in thousands)	2009	2008	2007
Tax-Managed Growth Portfolio and related funds	$100,933	$175,721	$204,433
Percent of total revenue	11.3%	16.0%	18.9%
Large Cap Value Portfolio and related funds	$94,665	$—	$—
Percent of total revenue	10.6%	—	—

23.	Comparative Quarterly Financial Information (Unaudited)

	2009
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Total revenue	$209,471	$198,389	$228,373	$254,138		$890,371
Operating income	$51,999	$45,123	$59,233	$76,865		$233,220
Net income	$24,697	$25,753	$31,223	$48,434	(1)	$130,107
Earnings per share:
Basic	$0.21	$0.22	$0.27	$0.42		$1.12
Diluted	$0.21	$0.22	$0.26	$0.39		$1.08

	2008
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$289,796	$273,426	$282,812	$249,766	$1,095,800
Operating income	$99,167	$96,145	$92,085	$76,355	$363,752
Net income	$57,928	$53,162	$49,621	$34,952	$195,663
Earnings per share:
Basic	$0.50	$0.46	$0.43	$0.30	$1.69
Diluted	$0.46	$0.43	$0.40	$0.28	$1.57

(1)	Financial results for the fourth quarter of fiscal 2009 reflect the recording a deferred tax asset, and a corresponding reduction in tax expense, of $5.2 million as more fully described in Note 15.

24.	Subsequent Events

The Company evaluated subsequent events and transactions occurring after October 31, 2009 through December 22, 2009, the date these financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, effective November 1, 2007, the Company changed its accounting for uncertainty in income taxes to conform to new guidance issued by the Financial Accounting Standards Board.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 22, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2009. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2009 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2009.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effective operation of internal control over financial reporting as of October 31, 2009.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2009 of the Company and our report dated December 22, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to a change in 2008 in the method of accounting for uncertainty in income taxes to conform to new guidance issued by the Financial Accounting Standards Board.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 22, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2009:

Name	Age	Position
Thomas E. Faust Jr.	51	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	57	Director
Leo I. Higdon, Jr.	63	Director
Dorothy E. Puhy	57	Director
Duncan W. Richardson	52	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	60	Director
Richard A. Spillane, Jr.	58	Director
Jeffrey P. Beale	53	Vice President and Chief Administrative Officer
Laurie G. Hylton	43	Vice President and Chief Accounting Officer
Frederick S. Marius	46	Vice President, Secretary and Chief Legal Officer
Robert J. Whelan	48	Vice President, Treasurer and Chief Financial Officer
Matthew J. Witkos	43	President of Eaton Vance Distributors, Inc.

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

Ms. Berman has served as a Director of the Company since January 2006. She is Chairwoman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman served as a Senior Advisor at Harvard University from April 2006 to June 2009 and served as Harvard’s Vice President for Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman is also a Director of Loews Corporation.

Mr. Higdon has served as a Director of the Company since January 2000. He is lead independent Director and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Mr. Higdon has served as the President of Connecticut College since June 2006. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon is also a Director of HealthSouth Corp.

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit Committee, and is Chairwoman of the Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy has served as Chief Financial Officer of Dana-Faber Cancer Institute, Inc. since March 1994. Ms. Puhy is also a Director of Abiomed, Inc., where she is lead independent Director and Chair of the Audit Committee.

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

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of WHS Holdings, LLC, a private investment firm, since June 2002. Mr. Smith is also a Director of AGF Management Ltd. He was formerly an Executive Vice President of Merrill Lynch & Co.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Nominating and Governance Committee and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane is an Adjunct Professor at Babson College. Mr. Spillane served as President of Strategic Advisors Inc., a Registered Investment Advisor subsidiary of Fidelity Investments, from 2005 to 2007.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Mr. Beale is a member of the Company’s Management Committee.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Marius has been a Vice President of the Company since April 2004 and was appointed Chief Legal Officer of the Company in June 2008. Mr. Marius is a member of the Company’s Management Committee. Mr. Marius served as Deputy Chief Legal Officer of the Company from November 2007 to June 2008 and has been an attorney with the Company since April 2004. Mr. Marius was President and General Counsel of Quantitative Investment Advisors, Inc. and U.S. Boston Capital Corporation from 1999 to 2004.

Mr. Whelan has served as Chief Financial Officer of the Company since November 2007. Mr. Whelan is a member of the Company’s Management Committee. Mr. Whelan served as Vice President and Director of Finance of the Company from April 2007 to October 2007. Prior to joining the Company, Mr. Whelan served as Chief Financial Officer of Boston Private Wealth Management Group from December 2004 to March 2007. Prior to joining Boston Private Wealth Management, Mr. Whelan served as Chief Financial Officer of MFS Investment Management from April 2001 to September 2004.

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. since May 2007. Mr. Witkos is a member of the Company’s Management Committee. Prior to joining the Company, Mr. Witkos served as Executive Vice President — Global Distribution at IXIS Asset Managers Advisors Group from August 2001 to May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2009.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2009, of Mr. Faust as Chairman, CEO and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. Higdon as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our web-site at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

The Audit Committee of our Board of Directors consists of Ann E. Berman, Dorothy E. Puhy and Winthrop H. Smith, Jr. Ms. Berman serves as Chairwoman. Each member of our Audit Committee is independent as defined under the rules of the NYSE and the SEC. Our Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and accounting matters to serve on the Committee and that each member is an “audit committee financial expert” as defined by SEC rules.

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

The Compensation Committee consists of Winthrop H. Smith, Jr., Leo I. Higdon, Jr., Ann E. Berman and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

The Nominating and Governance Committee of our Board of Directors consists of Dorothy E. Puhy, Winthrop H. Smith, Jr., Ann E. Berman, and Richard A. Spillane, Jr. Ms. Puhy serves as Chairwoman. Each member of our Nominating and Governance Committee is independent as defined under the rules of the NYSE and the SEC.

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

Mail:	Board of Directors c/o Chief Legal Officer Eaton Vance Corp. Two International Place Boston, Massachusetts 02110

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

Our overriding compensation philosophy is that executive compensation should be comprised primarily of annual performance-based cash awards and long-term equity awards (e.g., stock options, restricted stock and/or performance-based restricted stock awards), with base salary representing a lesser component of total compensation. We believe the appropriate combination of performance-based annual incentives and long-term equity compensation encourages our management to focus on both financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in equity incentives and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

Compensation opportunities in excess of base salary for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three most highly compensated officers in any given year (“named executive officers”) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is benchmarked against our peer group. Our emphasis is on total compensation and pay for performance. All of our named executive officers are employed at will, without employment or severance payment agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2009, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain strong investment performance;
•	Diligently control costs;
•	Maintain financial flexibility;
•	Capitalize on emerging opportunities;
•	Complete the retail and international distribution build out and realignment.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork

•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2009, the Committee noted the following:

•	Our investment performance remained solid, with 19 equity funds and 10 income funds with overall 4 or 5 star Morningstar ratings for at least one class of shares at October 31, 2009, covering a broad range of disciplines, including large and small-cap, value, growth and equity income, emerging markets, tax-free and taxable fixed income and floating-rate income. We saw recoveries in investment performance, both absolute and relative, of our municipal, high yield and floating-rate bank loan disciplines, leading to strong asset growth in each of these areas.
•	We diligently controlled costs with minimal disruption to our employee team, avoiding the broad layoffs instituted by many competitors and maintaining employee morale and customer service levels.
•	We maintained financial strength throughout a very difficult period. Our financial condition in terms of balance sheet strength, cash flow generation, credit availability and liquidity remain sound. Our strong financial condition and conservative and prudent balance sheet management allowed us to be opportunistic in pursuing market opportunities in terms of both acquisitions and organic growth in fiscal 2009.
•	We successfully completed the acquisition and integration of the Tax Advantaged Bond Strategies business of M.D. Sass, which had $6.9 billion in managed assets as of the transaction close on December 31, 2008.
•	We solidified the leadership of our international distribution effort and began to reposition our product portfolio for non U.S. clients and sales focus to better align with existing market opportunities. In addition, we strengthened our position in the retail and high-net-worth channels as a thought leader and source of investment solutions with regard to investment taxes, at a time when advisors and investors are beginning to consider how to position portfolios for the higher tax rates that many believe are coming.
•	We achieved success advancing the business objective to further diversify our sales mix, reaching critical mass for a number of investment offerings that we believe can become major franchise products for us. Our structured emerging markets, global macro absolute return, tax-advantaged bond and low duration strategies all saw significant asset growth in fiscal 2009.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and based on this evaluation make recommendations to the Board for the independent Directors

•	to approve the CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);
•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board provided, however, that the Committee shall have full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee also shall have authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries;
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

The Committee considers the sum of all pay elements when reviewing annual compensation recommendations for our named executive officers. Although the framework for compensation decision-making is tied to our overall financial performance and the creation of long-term shareholder value, the Committee retains full discretion to make recommendations to the Board for the independent Directors to approve individual compensation based on other significant performance factors such as demonstrated management and leadership capabilities and the achievement of strategic operating results.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2009, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

Affiliated Managers Group, Inc.	Janus Capital Group, Inc
AllianceBernstein L.P.	Legg Mason
BlackRock Financial Management, Inc.	MFS Investment Management
Calamos Investments	Nuveen Investments
Federated Investors, Inc.	Putnam Investments
Franklin Templeton Investments	T. Rowe Price Associates, Inc.
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

As part of our annual executive compensation review process in October 2009, our CEO, Executive Vice President, Chief Administrative Officer, Chief Legal Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group and are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2008, Committee made the determination not to increase the base salaries of our named executive officers for fiscal 2009. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 11 percent of our total named executive officers’ compensation in fiscal 2009 (as defined in the Summary Compensation table) was paid in the form of base salaries.

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

We maintain a performance-based incentive pool for all of our eligible officers, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pool is calculated each year as a substantially fixed percentage of our adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted for closed-end fund structuring fees and one-time payments, stock-based compensation, operating results of consolidated funds and any write-off of intangible assets or goodwill associated with our acquisitions (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pool represents the pool of funds out of which executive officers, along with all other officers of the Company, are paid, but does not itself factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pool, historical trends, and the allocation of the pool among executive and non-executive officers.

Annual performance-based incentive awards paid to named executive officers under the Executive Performance-Based Compensation Plan are based upon the achievement of a specific performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target from the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal(s) against which performance will be measured, certifying whether the performance goal(s) have been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or a portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the reward should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal(s).

In October 2008, the Committee established the performance target for the twelve months ended September 30, 2009, which was the achievement of $64.4 million of adjusted operating income before the performance-based incentive pool. The Committee further established that our named executive officers, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos and Jeffrey P. Beale, were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 1.5 percent and 1.5 percent respectively, of adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve month period.

The Company recorded adjusted operating income before the performance-based incentive pool of $316.3 million for the twelve months ended September 30, 2009. Adjusted operating income for the period was calculated by adding $41.2 million for share-based compensation and $2.7 million for closed-end fund offering costs to reported operating income of $272.4 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2009 was calculated as a percentage of $251.9 million, which represents the difference between adjusted operating income of $316.3 million and the pre-established performance target of $64.4 million. The maximum award potential by this measure for Messrs. Faust, Whelan, Richardson, Witkos and Beale was $10.0 million, $3.8 million, $8.8 million, $3.8 million and $3.8 million, respectively. Management provided the Board with a report related to the meeting of the pre-established performance target, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance target and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance target was met for the purpose of the plan and that the named executive officers were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $2.6 million, $0.7 million, $2.4 million, $1.7 million and $0.8 million to Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, which were less than the maximum award potential for each named executive officer.

The Committee arrived at its decision to reduce the payments made under the Executive Performance-Based Compensation Plan to amounts that were less than the maximum award potential for each named executive officer after careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through benchmarking surveys provided by an independent third party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year. The reductions, which were not formulaic, reflect the judgment exercised by the Committee in its sole discretion.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based compensation awards.

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options, restricted stock awards and performance-based restricted stock awards. Each is awarded pursuant to the 2008 Omnibus Incentive Plan, as amended and restated. Potential restricted stock awards to named executive officers are subject to specific performance-based conditions that meet the requirements of Section 162(m) of the Internal Revenue Code.

Stock options, restricted stock and performance-based restricted stock awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the

Company’s Non-Voting Common Stock on the date of grant. Stock options and potential restricted stock awards for named executive officers are determined by the Compensation Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by independent third party compensation specialists and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year.

On November 3, 2008, the Committee recommended, and our Board approved, grants of options under the 2008 Plan to named executive officers to purchase 497,000 shares of Non-Voting Common Stock (238,100, 32,700, 142,900, 44,600 and 38,700 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 16 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 3, 2008, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 193,300 shares of restricted Non-Voting Common Stock (92,600, 12,740, 55,560, 17,360 and 15,040 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 20 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 3, 2008 were made with the performance-based condition that the Company has at least $64.4 million in adjusted operating profits in one of the following five performance periods for the restricted stock to be granted. The performance-based awards were granted on November 3, 2009, based upon the satisfactory attainment of the performance objective for the twelve month period ended September 30, 2009.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Retirement Plan Benefits

We provide retirement benefits through the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan. Our named executive officers are entitled to participate in the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan on the same terms and conditions as other employees. The plans do not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2009. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the Eaton Vance Management Profit Sharing Retirement Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2009, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral

Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2009 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

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

Our executive compensation plans are designed to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2009, all compensation paid to our named executive officers was deductible by the Company.

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

Executive Compensation in Fiscal 2010

In October 2009, the Committee approved fiscal 2010 base salaries for our executive officers, including named executive officers. The Committee made the determination not to increase the base salaries of our named executive officers in fiscal 2010.

In October 2009, the Committee approved the 2010 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ended September 30, 2010, calculated in a manner similar to the awards granted for fiscal 2009. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos, and Jeffrey P. Beale will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 1.5 percent and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $85.3 million for the twelve months ending September 30, 2010, subject to a maximum of $10.0 million for each participant.

On November 2, 2009, the Committee approved grants of options under the 2008 Omnibus Incentive Plan, as amended and restated, (the “2008 Plan”) to our named executive officers to purchase 436,820 shares of Non-Voting Common Stock (204,940, 28,120, 128,680, 40,520 and 34,560 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 17 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 2, 2009, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 162,660 shares of restricted Non-Voting Common Stock (76,320, 10,480, 47,920, 15,080 and 12,860 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 17 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 2, 2009 were made with the performance-based conditions that the Company has at least $85.3 million in adjusted operating profits in one of the following five performance periods for the restricted stock to be granted. The performance period for the performance-based restricted stock awards ends on September 30, 2010.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Winthrop H. Smith, Jr., Chairman
Ann E. Berman
Leo I. Higdon, Jr.
Richard A. Spillane, Jr.

Summary Compensation Table

The following table summarizes the total compensation paid or earned by our named executive officers in fiscal 2009, 2008 and 2007, respectively. Our named executive officers’ aggregate base salaries accounted for approximately 11 percent, 10 percent and 6 percent of their total compensation in fiscal 2009, 2008 and 2007, while total cash compensation accounted for approximately 61 percent, 71 percent and 75 percent of their total compensation in fiscal 2009, 2008 and 2007, respectively. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	2009 2008 2007	500,000 500,000 450,000	525,783 50,721 59,278	2,225,514 2,270,165 1,801,595	2,657,875 3,750,000 5,750,000	47,850 48,341 48,794	5,957,022 6,619,227 8,109,667
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer (1)	2009 2008	315,000 315,000	162,046 104,200	126,467 86,003	682,963 900,000	41,059 43,197	1,327,535 1,448,400
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2009 2008 2007	375,000 375,000 350,000	315,470 72,332 —	1,682,507 1,776,320 1,663,839	2,434,725 3,250,000 4,100,000	48,100 49,091 47,044	4,855,802 5,522,743 6,160,883
Matthew J. Witkos President of Eaton Vance Distributors, Inc. (1)	2009 2008	305,000 305,000	248,117 154,184	192,492 137,470	1,685,850 2,200,000	58,562 44,935	2,490,021 2,841,589
Jeffrey P. Beale Vice President and Chief Administrative Officer (1)	2009 2008	320,000 320,000	85,397 11,026	488,188 495,209	784,400 1,000,000	46,850 48,285	1,724,835 1,874,520

(1)	This table does not reflect the total compensation paid or earned by Messrs. Whelan, Witkos and Beale for the fiscal year ended October 31, 2007, as the individuals were not named executive officers during fiscal 2007.
(2)	These figures represent compensation cost recognized for financial reporting purposes for the fiscal years ended October 31, 2009, 2008 and 2007 on grants of restricted stock, performance-based restricted stock awards and discounts from current market value on stock purchased under the Incentive Plan — Stock Alternative. In fiscal 2009, Messrs. Faust, Whelan and Witkos elected to have 20 percent, 20 percent, and 5 percent of their fiscal 2008 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In fiscal 2009, we did not recognize any compensation cost for Messrs. Faust, Whelan and Witkos related to the Incentive Plan — Stock Alternative as their purchases were deemed non-compensatory. In fiscal 2008, Messrs. Faust, Whelan, Richardson, Witkos and Beale elected to have 10 percent, 35 percent, 20 percent, 5 percent and 10 percent of their fiscal 2007 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In fiscal 2007, Mr. Faust elected to have 10 percent of his fiscal 2006 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative.
(3)	These figures represent the option award compensation cost recognized for financial reporting purposes for the fiscal years ended October 31, 2009, 2008 and 2007, respectively, and relate to option grants made to our named executive officers in fiscal 2004 through fiscal 2009. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. There were no forfeitures of any awards by any of the named executive officers during 2009, 2008 or 2007. The following assumptions were used in the calculation of fair value for the fiscal years indicated:

	2004	2005	2006	2007	2008	2009
Dividend yield	1.5%	1.6%	1.6%	1.5%	1.8%	2.8%
Volatility	29%	28%	30%	27%	28%	32%
Risk-free interest rate	4.1%	4.6%	4.5%	4.6%	4.0%	4.6%
Expected life of option	8.0 years	8.0 years	6.8 years	6.8 years	7.8 years	7.4 years

(4)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2009, 2008 and 2007, which were paid in November 2009, 2008 and 2007, respectively. Messrs. Faust, Whelan and Witkos elected to have 10 percent, 15 percent, and 5 percent of their fiscal 2009 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. Messrs. Faust, Whelan and Witkos elected to have 20 percent, 20 percent, and 5 percent of their fiscal 2008 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. Messrs. Faust, Whelan, Richardson, Witkos and Beale elected to have 10 percent, 35 percent, 20 percent, 5 percent and 10 percent of their fiscal 2007 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In addition the fiscal 2009 figures include $57,875, $7,963, $34,725, $10,850 and $9,400 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 3, 2009, based upon the satisfactory attainment of the performance objectives for the twelve month period ended September 30, 2009, and the earnings were paid to award recipients in November 2009.
(5)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

	Year	Profit Sharing Contribution ($)	Savings Plan Contribution ($)	Employee Stock Purchase Plan Discounts ($)	Tax Return Preparation ($)	Other ($)(a)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	2009 2008 2007	34,500 33,750 33,000	1,040 1,040 1,040	5,797 7,188 8,360	6,250 4,750 4,350	263 1,613 2,044	47,850 48,341 48,794
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	2009 2008	34,500 33,750	1,040 1,040	— 1,387	— —	5,519 7,020	41,059 43,197
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2009 2008 2007	34,500 33,750 33,000	1,040 1,040 1,040	5,797 7,188 8,360	6,500 5,000 4,350	263 2,113 294	48,100 49,091 47,044
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	2009 2008	34,500 33,750	1,040 1,040	— 1,387	14,000 —	9,022 8,758	58,562 44,935
Jeffrey P. Beale Vice President and Chief Administrative Officer	2009 2008	34,500 33,750	1,040 1,040	5,797 7,188	5,250 5,000	263 1,307	46,850 48,285

(a)	These figures include executive health screening services for our named executive officers. It also includes dividends paid on unvested restricted shares for Messrs. Whelan and Witkos.

Grants of Plan-Based Awards Table

The following table provides information concerning each plan-based award granted in fiscal 2009 to our named executive officers and other information regarding their grants.

			Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Principal Position	Grant Date	Notice and Agreement Date (1)	Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/3/2009	11/3/2008	—	2,600,000	—	—	92,600	—
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/3/2009	11/3/2008	—	675,000	—	—	12,740	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/3/2009	11/3/2008	—	2,400,000	—	—	55,560	—
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/3/2009	11/3/2008	—	1,675,000	—	—	17,360	—
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/3/2009	11/3/2008	—	775,000	—	—	15,040	—

Grants of Plan-Based Awards Table (continued)

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Number of Units (#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Stock and Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/3/2008 11/18/2008	— 47,750	238,100 —	21.99 15.71	1,599,913 750,000
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/3/2008 11/18/2008	— 11,460	32,700 —	21.99 15.71	219,728 180,000
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/3/2008	—	142,900	21.99	960,217
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/3/2008 11/18/2008	— 7,003	44,600 —	21.99 15.71	299,690 109,995
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/3/2008	—	38,700	21.99	260,045

(1)	On November 3, 2008, the Company entered into an agreement with each named executive officer notifying each named executive officer of his eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 2, 2009, the Committee certified the achievement of the performance objectives for all named executive officers and granted the awards.

(2)	Represents the final target figures based on pre-incentive pool adjusted operating income for the twelve month period ended September 30, 2009.

(3)	Represents the final target figures based on the attainment of specified performance objectives for the twelve month period ended September 30, 2009.

(4)	Reflects stock purchased in fiscal 2009 under the Incentive Plan — Stock Alternative with the allocated portion of the 2008 performance-based incentive award.

(5)	Reflects the number of stock options granted under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2009

The following tables reflect outstanding stock options and unvested restricted stock held by our named executive officers at October 31, 2009:

Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options That Are Exercisable (#)	Number of Securities Underlying Unexercised Options That are Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2000	241,848	—		12.27	11/1/2010
	11/1/2001	270,826	—		14.34	11/1/2011
	11/1/2002	307,128	—		14.55	11/1/2012
	11/3/2003	316,890	—		17.51	11/3/2013
	11/1/2004	218,560	54,640	(1)	21.96	11/1/2014
	11/1/2005	99,720	121,880	(3)	24.87	11/1/2015
	11/1/2006	52,700	158,100	(5)	30.11	11/1/2016
	11/1/2007	27,940	251,460	(8)	48.39	11/1/2017
	11/3/2008	—	238,100	(10)	21.99	11/3/2018
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	3,535	10,608	(7)	45.22	7/11/2017
	11/1/2007	1,570	14,130	(9)	48.39	11/1/2017
	11/3/2008	—	32,700	(11)	21.99	11/3/2018

Option Awards (continued)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options That Are Exercisable (#)	Number of Securities Underlying Unexercised Options That are Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2000	200,000	—		12.27	11/1/2010
	11/1/2001	250,000	—		14.34	11/1/2011
	11/1/2002	282,600	—		14.55	11/1/2012
	11/3/2003	273,000	—		17.51	11/3/2013
	11/1/2004	207,680	51,920	(2)	21.96	11/1/2014
	11/1/2005	94,725	115,775	(4)	24.87	11/1/2015
	11/1/2006	50,200	150,600	(6)	30.11	11/1/2016
	11/1/2007	13,970	125,730	(9)	48.39	11/1/2017
	11/3/2008	—	142,900	(10)	21.99	11/3/2018
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	5,893	17,679	(7)	45.22	7/11/2017
	11/1/2007	2,620	23,580	(9)	48.39	11/1/2017
	11/3/2008	—	44,600	(11)	21.99	11/3/2018
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2000	80,000	—		12.27	11/1/2010
	11/1/2001	76,400	—		14.34	11/1/2011
	11/1/2002	82,400	—		14.55	11/1/2012
	11/3/2003	84,600	—		17.51	11/3/2013
	11/1/2004	54,720	13,680	(2)	21.96	11/1/2014
	11/1/2005	26,190	32,010	(4)	24.87	11/1/2015
	11/1/2006	13,800	41,400	(6)	30.11	11/1/2016
	11/1/2007	3,840	34,560	(9)	48.39	11/1/2017
	11/3/2008	—	38,700	(11)	21.99	11/3/2018

Stock Awards
Name and Principal Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	—	—		—
Robert J. Whelan Vice President, Treasurer and Chief	7/11/2007	3,732	(12)	105,951
Financial Officer	11/1/2007	4,185	(13)	118,812
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	—	—		—
Matthew J. Witkos President of Eaton	7/11/2007	6,220	(12)	176,586
Vance Distributors, Inc.	11/1/2007	6,975	(13)	198,020
Jeffrey P. Beale Vice President and Chief Administrative Officer	—	—		—

Stock Awards (continued)
Name and Principal Position	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/3/2008	92,600	(14)	2,628,914
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/3/2008	12,740	(14)	361,689
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/3/2008	55,560	(14)	1,577,348
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/3/2008	17,360	(14)	492,850
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/3/2008	15,040	(14)	426,986

(1)	Amount represents nonqualified options. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2004 and the final 20% vests on November 1, 2009.

(2)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 20% per year over five years, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2004 and the final 20% vests on November 1, 2009.

(3)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005; 25% vests on November 1, 2009 and the final 30% vests on November 1, 2010.

(4)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005; 25% vests on November 1, 2009 and the final 30% vests on November 1, 2010.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 20% vests on November 1, 2009, 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.

(6)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 20% vests on November 1, 2009, 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.

(7)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on July 11, 2007; 20% vests on July 11, 2010, 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

(9)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

(10)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 10% vests on November 3, 2009, 15% vests on November 3, 2010, 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.

(11)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 10% vests on November 3, 2009, 15% vests on November 3, 2010, 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.

(12)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The restricted stock award was granted on July 11, 2007; 20% vests on July 11, 2010, 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.

(13)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement, or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2007; 15% vests on November 1, 2009, 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.

(14)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 3, 2008 and granted on November 3, 2009 upon Committee certification that the required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2009.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(2)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	108,400	2,307,430	—	—
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	1,212	28,754
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	72,000	1,517,216	—	—
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	2,019	47,898
Jeffrey P. Beale Vice President and Chief Administrative Officer	28,000	519,575	—	—

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

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2009 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2009.

Name and Principal Position	Aggregate Earnings in Fiscal 2009 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2009 ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	1,571,885	(138,310)	6,390,392
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	5,587	—	39,451
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	—
Jeffrey P. Beale Vice President and Chief Administrative Officer	2,109	—	14,888

(1)	Amounts represent net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Richardson and Beale of $8,094, $5,587 and $2,109, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $138,310. Additionally, the aggregate earnings include market appreciation of $1,425,481 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change in Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment. The table below assumes such events occurred on October 31, 2009. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name and Principal Position	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	2,304,466	—	2,304,466
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	434,044	—	434,044
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	1,656,193	—	1,656,193
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	660,046	—	660,046
Jeffrey P. Beale Vice President and Chief Administrative Officer	448,386	—	448,386

(1)	Amounts shown for Messrs. Faust, Richardson and Beale represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 ($28.39) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 (i.e., options that are not in the money) have been excluded from the table above. Amounts shown for Messrs. Whelan and Witkos represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 ($28.39) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 (i.e., options that are not in the money) have been excluded from the table above.

(2)	As of October 31, 2009 none of the named executive officers had met the age and service requirements under the retirement eligibility clause of the Company’s equity programs.

(3)	Amounts shown for Messrs. Faust, Richardson and Beale represent the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 ($28.39) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 (i.e., options that are not in the money) have been excluded from the table above. Amounts shown for Messrs. Whelan and Witkos represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 ($28.39) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2009 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Plan as:

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

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Omnibus Incentive Plan, as amended and restated, as:

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

Director Compensation

In fiscal 2009, the Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to ensure the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer includes data on total compensation for directors as well as the individual elements of director compensation including annual retainers, meeting fees and equity awards.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted options with a Black-Scholes value of $50,000 and phantom stock awards with a value of $50,000 on the first business day in November. In addition, each new director receives an option grant with a Black-Scholes value of $50,000 and a phantom stock award with a value of $50,000 at the first Board meeting following his or her election. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equivalent to the number of phantom stock units held by the director.

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	98,200	33,131	58,162	189,493
Leo I. Higdon, Jr.	89,850	33,131	60,358	183,339
Vincent M. O’Reilly(4)	—	54,174	62,622	116,796
Dorothy E. Puhy	88,900	33,131	38,973	161,004
Richard A. Spillane, Jr.	46,500	15,907	35,296	97,703
Winthrop H. Smith, Jr.	89,650	33,131	60,358	183,139

(1)	These figures represent compensation cost recognized during fiscal 2009 for financial reporting purposes.

(2)	These figures represent compensation cost recognized during fiscal 2009 for financial reporting purposes. The assumptions used in the calculation of these amounts are included in Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this document.

(3)	As of October 31, 2009, each director has the following number of options outstanding (all vested and unvested):

Ann E. Berman	29,000
Leo I. Higdon, Jr.	89,744
Dorothy E. Puhy	26,200
Richard A. Spillane, Jr.	4,334
Winthrop H. Smith, Jr.	52,700

(4)	During fiscal 2009, Mr. O’Reilly retired from the Board. Upon retirement his phantom stock awards were immediately vested and settled in a lump sum cash payment.

(The remainder of this page is left intentionally blank.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2009, Jeffery P. Beale, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Lisa M. Jones, Brian D. Langstraat, Michael R. Mach, Robert B. MacIntosh , Frederick S. Marius, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, G. West Saltonstall, Judith A. Saryan, David M. Stein, Payson F. Swaffield, Michael W. Weilheimer, Robert J. Whelan, Matthew J. Witkos and Mark S. Venezia. The Voting Trust has a term that expires on October 31, 2010. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the twenty-one Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2009 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 431,790 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Thomas E. Faust Jr.	74,277	17.20%
Voting Common Stock	Duncan W. Richardson	44,566	10.32%
Voting Common Stock	Jeffrey P. Beale	29,389	6.81%
Voting Common Stock	Maureen A. Gemma	18,623	4.31%
Voting Common Stock	Lisa M. Jones	18,623	4.31%
Voting Common Stock	Frederick S. Marius	18,623	4.31%
Voting Common Stock	G. West Saltonstall	18,623	4.31%
Voting Common Stock	Payson F. Swaffield	18,623	4.31%
Voting Common Stock	Robert J. Whelan	18,623	4.31%
Voting Common Stock	Matthew J. Witkos	18,623	4.31%
Voting Common Stock	Cynthia J. Clemson	13,927	3.23%

Title of Class	Name and address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Brian D. Langstraat	13,927	3.23%
Voting Common Stock	Michael R. Mach	13,927	3.23%
Voting Common Stock	Robert B. MacIntosh	13,927	3.23%
Voting Common Stock	Thomas M. Metzold	13,927	3.23%
Voting Common Stock	Scott H. Page	13,927	3.23%
Voting Common Stock	Walter A. Row, III	13,927	3.23%
Voting Common Stock	Judith A. Saryan	13,927	3.23%
Voting Common Stock	David M. Stein	13,927	3.23%
Voting Common Stock	Michael W. Weilheimer	13,927	3.23%
Voting Common Stock	Mark S. Venezia	13,927	3.23%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Messrs. Faust and Richardson are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Marius, and Whelan are officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson, Ms. Gemma, Ms. Jones and Ms. Saryan and Messrs. Langstraat, Mach, MacIntosh, Metzold, Page, Row, Saltonstall, Stein, Swaffield, Weilheimer, Witkos and Venezia are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2009, the executive officers and Directors of the Company, as a group, beneficially owned 6,997,825 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 5.8 percent of the 121,529,976 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 117,087,810 shares outstanding plus 4,219,086 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, and (iii) each of the named executive officers of the Company (as defined in

Item 11, “Executive Compensation”) as of October 31, 2009 (such investment power being sole unless otherwise indicated):

Title of Class	Beneficial Owners	Amount of Beneficial Ownership (a)(b)		Percentage of Class (c)
Non-Voting Common Stock	Thomas E. Faust Jr.	3,721,732	(d)(e)	3.13%
Non-Voting Common Stock	Duncan W. Richardson	2,039,396		1.72%
Non-Voting Common Stock	Jeffrey P. Beale	623,623		*
Non-Voting Common Stock	Leo I. Higdon, Jr.	104,232		*
Non-Voting Common Stock	Winthrop H. Smith, Jr.	57,466		*
Non-Voting Common Stock	Matthew J. Witkos	43,699		*
Non-Voting Common Stock	Robert J. Whelan	36,928		*
Non-Voting Common Stock	Ann E. Berman	34,641		*
Non-Voting Common Stock	Dorothy E. Puhy	33,466		*
Non-Voting Common Stock	Richard A. Spillane, Jr.	9,100		*
All current executive officers and Directors as a group (12 individuals)		6,997,825

*	Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 117,087,810 outstanding shares plus options exercisable within 60 days of 1,753,532 for Mr. Faust, 1,552,125 for Mr. Richardson, 470,850 for Mr. Beale, 94,510 for Mr. Higdon, 57,466 for Mr. Smith, 16,903 for Mr. Witkos, 10,730 for Mr. Whelan, 31,641 for Ms. Berman, 30,966 for Ms. Puhy and 9,100 for Mr. Spillane. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 6,000 shares held by a custodian on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective October 30, 2002. Loans outstanding under our program amounted to $3.1 million at October 31, 2009.

During the year ended October 31, 2009, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time in an aggregate amount in excess of $120,000.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2009 our Board of Directors was comprised of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer, and the following independent Directors: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Richard A. Spillane, Jr. and Winthrop H. Smith, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2009 and 2008 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2009	2008
Audit fees(1)	$1,413,781	$1,472,969
Audit-related fees (2)	42,528	75,115
Tax fees (3)	212,290	323,843
Total	$1,668,599	$1,871,927

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of audits of employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

Our Audit Committee reviews all audit, tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit related and tax services in fiscal 2009 and 2008. Our Audit Committee has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 133 through 138 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/  Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer and President
December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	Chairman, Chief Executive Officer and President	December 22, 2009

/s/ Robert J. Whelan Robert J. Whelan	Chief Financial Officer	December 22, 2009

/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	December 22, 2009

/s/ Duncan W. Richardson Duncan W. Richardson	Director, Executive Vice President and Chief Equity Investment Officer	December 22, 2009

/s/ Ann E. Berman Ann E. Berman	Director	December 22, 2009

/s/ Leo I. Higdon, Jr. Leo I. Higdon, Jr.	Director	December 22, 2009

/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	December 22, 2009

/s/ Richard A. Spillane, Jr. Richard A. Spillane, Jr.	Director	December 22, 2009

/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	December 22, 2009

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
2.7
Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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
10.5
Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.12
Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

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

10.21
Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.22
Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.23
Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.24
Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
10.25
Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.26
Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.27
Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

21.1	List of the Company’s Subsidiaries as of October 31, 2009 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).