Form 10-Q
period 2010-01-31
EATON VANCE CORP
filed 2010-03-10
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended January 31, 2010
or
☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

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

    Shares outstanding as of January 31, 2010:
        Voting Common Stock – 431,790 shares
        Non-Voting Common Stock – 118,031,524 shares

Eaton Vance Corp.
Form 10-Q
As of January 31, 2010 and for the
Three Month Period Ended January 31, 2010

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2010	October 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$349,027	$310,586
Short-term investments	50,099	49,924
Investment advisory fees and other receivables	115,430	107,975
Note receivable from affiliate	2,500	—
Other current assets	12,151	19,677

Total current assets	529,207	488,162

Other Assets:
Deferred sales commissions	50,911	51,966
Goodwill	135,786	135,786
Other intangible assets, net	78,880	80,834
Long-term investments	131,715	133,536
Deferred income taxes	105,275	97,044
Equipment and leasehold improvements, net	73,375	75,201
Note receivable from affiliate	—	8,000
Other assets	4,408	4,538

Total other assets	580,350	586,905

Total assets	$1,109,557	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2010	October 31, 2009
Liabilities, Temporary Equity and Permanent Equity

Current Liabilities:
Accrued compensation	$44,357	$85,273
Accounts payable and accrued expenses	58,133	51,881
Dividend payable	18,958	18,812
Taxes payable	29,146	—
Deferred income taxes	16,683	15,580
Contingent purchase price liability	13,876	13,876
Other current liabilities	3,589	2,902

Total current liabilities	184,742	188,324

Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	36,058	35,812

Total long-term liabilities	536,058	535,812

Total liabilities	720,800	724,136

Commitments and contingencies (See Note 19)	—	—

Temporary Equity:
Redeemable non-controlling interests	46,546	43,871

Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 431,790 and 431,790 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 118,031,524 and 117,087,810 shares, respectively	461	457
Additional paid in capital	52,190	44,786
Notes receivable from stock option exercises	(3,037)	(3,078)
Accumulated other comprehensive loss	(2,026)	(1,394)
Retained earnings	294,278	266,196

Total Eaton Vance Corp. shareholders’ equity	341,868	306,969
Non-redeemable non-controlling interests	343	91
Total permanent equity	342,211	307,060

Total liabilities, temporary equity and permanent equity	$1,109,557	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2010	2009
Revenue:
Investment advisory and administration fees	$210,387	$160,512
Distribution and underwriter fees	25,034	21,083
Service fees	33,990	27,600
Other revenue	2,624	276

Total revenue	272,035	209,471

Expenses:
Compensation of officers and employees	86,874	69,626
Distribution expense	29,111	22,056
Service fee expense	28,136	23,049
Amortization of deferred sales commissions	7,959	9,557
Fund expenses	4,293	5,032
Other expenses	28,315	28,152

Total expenses	184,688	157,472

Operating income	87,347	51,999

Other Income (Expense):
Interest income	770	1,271
Interest expense	(8,416)	(8,416)
Realized gains (losses) on investments	1,748	(1,130)
Unrealized gains on investments	793	314
Foreign currency gains	134	61
Impairment losses on investments	—	(106)

Income before income taxes and equity in net income (loss) of affiliates	82,376	43,993
Income taxes	(31,645)	(17,460)
Equity in net income (loss) of affiliates, net of tax	814	(1,233)
Net income	51,545	25,300
Net income attributable to non-controlling interests	(5,303)	(603)
Net income attributable to Eaton Vance Corp. Shareholders	$46,242	$24,697

Earnings Per Share:
Basic	$0.39	$0.21
Diluted	$0.37	$0.21

Weighted Average Shares Outstanding:
Basic	116,603	115,910
Diluted	122,920	118,602

Dividends Declared Per Share	$0.160	$0.155

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2010	2009
Net income	$51,545	$25,300

Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income taxes of $39 and $39, respectively	72	72
Unrealized holding losses on investments, net of income taxes of $309 and $931, respectively	(609)	(1,381)
Foreign currency translation adjustments, net of income taxes of $67 and $160, respectively	(95)	(263)

Total comprehensive income	50,913	23,728

Comprehensive income attributable to non-controlling interests	(5,303)	(603)

Total comprehensive income attributable to Eaton Vance Corp. Shareholders	$45,610	$23,125

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited)

	Permanent Equity
(in thousands, except per share data)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Dividends declared ($0.160 per share)	—	—	—	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	2	7,227	(155)
Under employee stock purchase plan	—	—	1,992	—
Under employee incentive plan	—	—	1,729	—
Under restricted stock plan	—	4	—	—
Stock-based compensation	—	—	13,284	—
Tax benefit of stock option exercises	—	—	832	—
Repurchase of Non-Voting Common Stock	—	(2)	(17,558)	—
Principal repayments	—	—	—	196
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—
Reclass to temporary equity	—	—	—	—
Other changes in non-controlling interest	—	—	(102)	—
Balance, January 31, 2010	$2	$461	$52,190	$(3,037)

Balance, November 1, 2008	$2	$451	$—	$(4,704)
Net income	—	—	—	—
Other comprehensive loss	—	—	—	—
Dividends declared ($0.155 per share)	—	—	—	—
Issuance of Voting Common Stock	—	—	87	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	682	(361)
Under employee stock purchase plan	—	—	2,223	—
Under employee incentive plan	—	1	2,874	—
Under restricted stock plan	—	4	—	—
Stock-based compensation	—	—	10,927	—
Tax benefit of stock option exercises	—	—	7,424	—
Repurchase of Non-Voting Common Stock	—	(1)	(4,953)	—
Principal repayments	—	—	—	1,498
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—
Other changes in non-controlling interest	—	—	—	—
Balance, January 31, 2009	$2	$455	$19,264	$(3,567)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (continued) (unaudited)

	Permanent Equity				Temporary Equity
(in thousands, except per share data)	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	46,242	279	46,521	5,024
Other comprehensive loss	(632)	—	—	(632)	—
Dividends declared ($0.160 per share)	—	(18,957)	—	(18,957)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	—	7,074	—
Under employee stock purchase plan	—	—	—	1,992	—
Under employee incentive plan	—	—	—	1,729	—
Under restricted stock plan	—	—	—	4	—
Stock-based compensation	—	—	—	13,284	—
Tax benefit of stock option exercises	—	—	—	832	—
Repurchase of Non-Voting Common Stock	—	—	—	(17,560)	—
Principal repayments	—	—	—	196	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	(22)	(22)	(1,659)
Reclass to temporary equity	—	—	(5)	(5)	5
Other changes in non-controlling interest	—	797	—	695	(695)
Balance, January 31, 2010	$(2,026)	$294,278	$343	$342,211	$46,546

Balance, November 1, 2008	$(5,135)	$187,904	$—	$178,518	$72,137
Net income	—	24,697	13	24,710	590
Other comprehensive loss	(1,572)	—	—	(1,572)	—
Dividends declared ($0.155 per share)	—	(18,120)	—	(18,120)	—
Issuance of Voting Common Stock	—	—	—	87	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	—	321	—
Under employee stock purchase plan	—	—	—	2,223	—
Under employee incentive plan	—	—	—	2,875	—
Under restricted stock plan	—	—	—	4	—
Stock-based compensation	—	—	—	10,927	—
Tax benefit of stock option exercises	—	—	—	7,424	—
Repurchase of Non-Voting Common Stock	—	—	—	(4,954)	—
Principal repayments	—	—	—	1,498	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	(6,885)
Other changes in non-controlling interest	—	6,064	—	6,064	(6,064)
Balance, January 31, 2009	$(6,707)	$200,545	$13	$210,005	$59,778

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2010	2009
Cash and cash equivalents, beginning of period	$310,586	$196,923

Cash Flows from Operating Activities:
Net income	51,545	25,300
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on investments	(3,970)	1,825
Amortization of long-term investments	(25)	354
Equity in net (income) loss of affiliates	(1,314)	1,923
Dividends received from affiliates	142	223
Amortization of debt issuance costs	255	209
Deferred income taxes	(6,792)	(11,218)
Stock-based compensation	13,284	10,927
Depreciation and other amortization	5,468	3,897
Amortization of deferred sales commissions	7,963	9,557
Payment of capitalized sales commissions	(8,259)	(4,351)
Contingent deferred sales charges received	1,349	2,925
Proceeds from the sale of trading investments	7,560	16,096
Purchase of trading investments	(10,775)	(17,229)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(7,153)	14,311
Other current assets	1,228	2,033
Other assets	(15)	(5)
Accrued compensation	(40,902)	(66,659)
Accounts payable and accrued expenses	7,559	4,974
Taxes payable — current	37,814	18,560
Other current liabilities	688	(332)
Other long-term liabilities	245	3,633

Net cash provided by operating activities	55,895	16,953

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(3,171)	(19,836)
Net cash paid in acquisition	—	(30,381)
Payment received on note receivable from affiliate	5,500	—
Issuance of note receivable to affiliate	—	(5,000)
Proceeds from the sale of available-for-sale investments and investments in affiliates	7,687	120,761
Purchase of available-for-sale investments	(1,203)	(221)

Net cash provided by investing activities	8,813	65,323

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2010	2009
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(1,819)	(783)
Excess tax benefit of stock option exercises	832	7,423
Proceeds from issuance of Voting Common Stock	—	86
Proceeds from issuance of Non-Voting Common Stock	10,799	5,424
Repurchase of Non-Voting Common Stock	(17,560)	(4,953)
Principal repayments on notes receivable from stock option exercises	196	1,498
Dividends paid	(18,812)	(17,948)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	137	2,014
Redemption of mutual fund subsidiaries’ capital stock	—	(3,655)

Net cash used for financing activities	(26,227)	(10,894)

Effect of currency rate changes on cash and cash equivalents	(40)	24

Net increase in cash and cash equivalents	38,441	71,406

Cash and cash equivalents, end of period	$349,027	$268,329

Supplemental Cash Flow Information:
Interest paid	$36	$36
Income taxes paid	$292	$2,017

Supplemental Non-Cash Flow Information:
Supplemental Non-Cash Flow Information from Investing Activities:
Decrease in investments due to net deconsolidations of sponsored investment funds	$—	$(4,442)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$—	$(4,461)
Increase in fixed assets due to non-cash fixed asset additions	$1,735	$6,344
Supplemental Non-Cash Flow Information from Financing Activities:
Exercise of stock options through issuance of notes receivable	$155	$361

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

3.	Revisions to Amounts Previously Presented

Certain prior year amounts have been revised or reclassified to conform to the current year presentation, including those required by the retrospective adoption of the applicable paragraphs within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 Earnings per Share and ASC 810 Consolidation. Cash flow activity for the three months ended January 31, 2009 has been corrected to reclassify activity related to the note receivable from affiliate from a financing activity to an investing activity. This resulted in revised cash provided by investing activities of $65.3 million ($70.3 million previously reported) and revised cash used for financing activities of $10.9 million ($15.9 million previously reported).

4.	Adoption of New Accounting Standards

The Company adopted the following accounting standards in the three months ended January 31, 2010:

Earnings per Share
In the first quarter, the Company adopted a new accounting standard relating to the computation of earnings per share. The standard specified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this new accounting standard did not impact the basic and diluted earnings per share previously reported for the three months ended January 31, 2009; however, basic earnings per share for the fiscal year ended October 31, 2009 was reduced by $0.01 from the $1.12 that was previously reported to $1.11; diluted earnings per share for the fiscal year ended October 31, 2009 was reduced by $0.01 from the $1.08 that was previously reported to $1.07.

Non-controlling Interests
A new accounting standard on non-controlling interests in consolidated financial statements was adopted in the first quarter of 2010. The new accounting standard is intended to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. The new accounting standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. The Company adopted the new accounting standard on November 1, 2009, which required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the new accounting standard were applied prospectively, including the provision that requires that the Company charge or credit the statement of income for an amount equal to the change in amounts redeemable by the non-controlling interest for something other than fair value.

At January 31, 2010 and October 31, 2009, the Company determined that $46.5 million and $43.9 million, respectively, of non-controlling interests related to certain majority-owned subsidiaries were redeemable for cash, resulting in temporary equity classification on the Company’s Consolidated Balance Sheets.

5.	Future Accounting Pronouncements

Fair Value Measurements
In January 2010, the FASB issued a new accounting standard regarding fair value measurements and disclosures. This accounting standard requires new disclosures about the transfers of investments in and out of Levels 1 and 2 within the fair value hierarchy. In addition, the accounting standard requires new disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (Level 3) detailing information about purchases, sales, issuances and settlements on a gross basis. The disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

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

At closing, the Company paid $30.0 million in cash to acquire the TABS business. The Company will make its first contingent payment of $8.8 million in the second quarter of fiscal 2010 to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2009. The payment will reduce the contingent purchase price liability. The Company will be obligated to make six additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. The selling group includes a member of the TABS leadership team who became an employee of EVM on December 31, 2008. All future payments will be in cash. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which will be amortized over a 10 year period, and a contingent purchase price liability of $13.9 million, which represents the difference between net cash paid at acquisition and the fair value of assets acquired and liabilities assumed.

7.	Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2010:

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.6	$109,177	$(37,005)	$72,172

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(37,005)	$78,880

8.	Investments

The following is a summary of investments at January 31, 2010 and October 31, 2009:

(in thousands)	January 31, 2010	October 31, 2009
Short-term investments:
Consolidated funds:
Commercial paper	$23,353	$20,800
Debt securities	26,746	29,124
Total short-term investments	$50,099	$49,924

(in thousands)	January 31, 2010	October 31, 2009
Long-term investments:
Consolidated funds:
Debt securities	$15,190	$15,129
Equity securities	13,273	11,913
Separately managed accounts:
Debt securities	31,149	31,797
Equity securities	12,048	10,450
Sponsored funds	26,957	32,405
Collateralized debt obligation entities	2,091	2,066
Investments in affiliates	23,500	22,267
Other investments	7,507	7,509
Total long-term investments	$131,715	$133,536

Investments classified as trading

The following is a summary of the cost and fair value of investments held in the portfolios of consolidated funds and separately managed accounts classified as trading at January 31, 2010 and October 31, 2009:

January 31, 2010
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$23,353	$23,353
Debt securities	26,726	26,746
Total short-term investments	$50,079	$50,099

Long-term investments:
Debt securities	$42,214	$46,339
Equity securities	23,885	25,321
Total long-term investments	$66,099	$71,660

October 31, 2009
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$20,800	$20,800
Debt securities	29,394	29,124
Total short-term investments	$50,194	$49,924

Long-term investments:
Debt securities	$43,370	$46,926
Equity securities	21,305	22,363
Total long-term investments	$64,675	$69,289

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

The Company recognized $0.7 million of realized gains and $0.3 million of realized losses related to investments classified as trading for the three months ended January 31, 2010. The Company had $6.2 million of unrealized gains and $0.6 million of unrealized losses related to trading securities held at January 31, 2010.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at January 31, 2010 and October 31, 2009:

January 31, 2010		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$25,884	$1,168	$(95)	$26,957
Total long-term investments	$25,884	$1,168	$(95)	$26,957

October 31, 2009		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$30,414	$2,073	$(82)	$32,405
Total long-term investments	$30,414	$2,073	$(82)	$32,405

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive loss, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $0.1 million as of January 31, 2010 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $3.2 million at January 31, 2010.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three months ended January 31, 2010 and 2009. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended January 31,
(in thousands)	2010	2009
Gains	$2,025	$—
Losses	(1)	(233)
Net realized gains (losses)	$2,024	$(233)

Investments in collateralized debt obligation entities

The Company did not recognize any impairment losses in the first quarter of fiscal 2010. The Company recognized impairment losses totaling $0.1 million in the first quarter of fiscal 2009, representing a loss related to one of the Company’s cash instrument collateralized debt obligation (“CDO”) entities. The impairment loss associated with the cash instrument CDO entity resulted from a decrease in the estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.6 million and $8.3 million at January 31, 2010 and October 31, 2009, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $13.4 million and $12.5 million at January 31, 2010 and October 31, 2009 respectively.

The Company had a 20 percent interest in Eaton Vance Enhanced Equity Option Income Fund as of January 31, 2010 compared to a 27 percent interest in the fund as of October 31, 2009. The Company’s $1.5 million and $1.4 million investment in the fund as of January 31, 2010 and October 31, 2009, respectively, was equal to its share of the underlying assets at January 31, 2010 and October 31, 2009, respectively.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended January 31, 2010 and October 31, 2009 respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital Management Company, LLC (“Atlanta Capital”), for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at January 31, 2010. Management believes that the fair value of these investments approximates their carrying value.

9.	Fair Value Measurements

Accounting standards defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to the accounting standard. Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in CDO entities that have not been impaired in the current fiscal period and certain investments carried at cost.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at January 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value (1)	Total
Cash equivalents	$20,393	$130,508	$—	$—	$150,901
Total cash equivalents	$20,393	$130,508	$—	$—	$150,901

Short-term investments:
Consolidated funds:
Commercial paper	$—	$23,353	$—	$—	$23,353
Debt securities	—	26,746	—	—	26,746
Total short-term investments	$—	$50,099	$—	$—	$50,099

Long-term investments:
Consolidated funds:
Debt securities	$15,190	$—	$—	$—	$15,190
Equity securities	13,273	—	—	—	13,273
Separately managed accounts:
Debt securities	12,531	18,618	—	—	31,149
Equity securities	12,048	—	—	—	12,048
Sponsored funds	24,020	2,937	—	—	26,957
Collateralized debt obligation entities	—	—	—	2,091	2,091
Investments in affiliates	—	—	—	23,500	23,500
Other investments	—	37	—	7,470	7,507
Total long-term investments	$77,062	$21,592	$—	$33,061	$131,715

(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value(1)	Total
Cash equivalents	$22,956	$184,709	$—	$—	$207,665
Total cash equivalents	$22,956	$184,709	$—	$—	$207,665

Short-term investments:
Consolidated funds:
Commercial paper	$—	$20,800	$—	$—	$20,800
Debt securities	—	29,124	—	—	29,124
Total short-term investments	$—	$49,924	$—	$—	$49,924

Long-term investments:
Consolidated funds:
Debt securities	$15,129	$—	$—	$—	$15,129
Equity securities	11,913	—	—	—	11,913
Separately managed accounts:
Debt securities	11,007	20,790	—	—	31,797
Equity securities	10,450	—	—	—	10,450
Sponsored funds	29,643	2,762	—	—	32,405
Collateralized debt obligation entities	—	—	—	1,338	1,338
Investments in affiliates	—	—	—	22,267	22,267
Other investments	—	38	—	7,471	7,509
Total long-term investments	$78,142	$23,590	$—	$31,076	$132,808

(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following table summarizes the assets measured at fair value on a non-recurring basis at October 31, 2009:

(in thousands)	Total Level 3
Collateralized debt obligation entities	$728
Total	$728

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company had investments in three CDO entities totaling $2.1 million at January 31, 2010. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

10.	Fair Value Measurements of Other Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s other financial instruments at January 31, 2010 and October 31, 2009:

	January 31, 2010		October 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,509	$7,509
Note receivable from affiliate	$2,500	$2,500	$8,000	$8,000
Notes receivable from stock option exercises	$3,037	$3,037	$3,078	$3,078
Long-term debt	$500,000	$526,474	$500,000	$530,375

For fair value purposes the carrying value of the other investments, note receivable from affiliate and notes receivable from stock option exercises approximates fair value. The carrying value of the long-term debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

11.	Variable Interest Entities

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

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At January 31, 2010, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

The Company managed CDO entities with total assets of $2.4 billion and $2.5 billion as of January 31, 2010 and October 31, 2009, respectively, on which the Company earns a management fee. The Company held investments in three of these entities totaling $2.1 million on both January 31, 2010 and October 31, 2009. In fiscal 2010, the Company did not provide any financial or other support that it was not previously contractually required to provide. The Company’s risk of loss with respect to managed CDO entities remains limited to the $2.1 million carrying value of the investments on its Consolidated Balance Sheet at January 31, 2010. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 8. Income from these entities is recorded as a component of interest income based upon projected investment yields.

The Company had investments in 15 privately offered equity funds totaling $2.9 million on January 31, 2010 and investments in 16 privately offered equity funds totaling $2.8 million on October 31, 2009. Assets under management in these entities totaled $11.1 billion and $11.6 billion on January 31, 2010 and October 31, 2009, respectively. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests. The Note was renewed upon expiration on January 16, 2009 for an additional 334 day period and borrowings under the Note were increased to $15.0 million. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. During the fourth quarter of fiscal 2009, the privately offered equity fund prepaid $7.0 million of the Note. During the first quarter of fiscal 2010 the Note was extended to December 17, 2010. During the first quarter of fiscal 2010, the privately offered equity fund prepaid $5.5 million of the Note. The Company’s risk of loss in the privately offered equity funds was $5.4 million and $10.8 million on January 31, 2010 and October 31, 2009, respectively, representing the carrying value of the investments held on its Consolidated Balance Sheet plus the stated amount of the Note on each balance sheet date. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

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

Investments in VIEs That Are Consolidated
Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) maintains a 40 percent economic interest in Parametric Risk Advisors LLC (“Parametric Risk Advisors”), which meets the definition of a VIE. The equity investment at risk in Parametric Risk Advisors is not necessarily sufficient to permit Parametric Risk Advisors to finance its own activities without additional subordinated financial support from Parametric Portfolio Associates. Moreover, the voting rights of the investors in Parametric Risk Advisors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company made the determination at the date of acquisition that Parametric Portfolio Associates is the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support and is obligated to absorb all of the losses of Parametric Risk Advisors.

Parametric Risk Advisors had assets of $3.9 million and $2.7 million on January 31, 2010 and October 31, 2009, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.3 million and $0.9 million on January 31, 2010 and October 31, 2009, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its Consolidated Financial Statements at either balance sheet date.

12.	Note Receivable from Affiliate

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. During the first quarter of fiscal 2010 the Note was extended to December 17, 2010. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. During fiscal

2009, the sponsored privately offered equity fund prepaid $7.0 million of the Note. During the first quarter of fiscal 2010, the sponsored privately offered equity fund prepaid $5.5 million of the Note. The Note had an outstanding balance of $2.5 million as of January 31, 2010, and is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

13.	Non-controlling Interests

Effective November 1, 2009, the Company adopted new accounting standards related to non-controlling interests and redeemable non-controlling interests, and retrospectively applied such provisions to reported prior periods. Non-redeemable non-controlling interests have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests. Redeemable non-controlling interests remain classified in mezzanine equity as temporary equity and are measured at redemption value as of the balance sheet date. Presentation of net income in the Consolidated Statements of Income has been changed to reflect net income with and without consideration of the non-controlling interests. Earnings per share continue to be calculated after consideration of the net income attributable to non-controlling interests.

Non-Redeemable Non-controlling Interests
Non-redeemable non-controlling interests consist entirely of interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable Non-controlling Interests
Redeemable non-controlling interests consist of interests in the Company’s majority-owned subsidiaries, consolidated funds and interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These interests are currently redeemable to the Company or will become redeemable at certain future dates.

The interests in the Company’s majority owned subsidiaries are puttable at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The recognition of the redemption value of these redeemable non-controlling interests was effected through an increase to redeemable non-controlling interests and a charge to net income attributable to non-controlling interests. Future changes in the redemption value of these interests will be recognized as increases or decreases to net income attributable to non-controlling interests.

The interests in the Company’s consolidated funds and interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans are considered redeemable at fair value. The recognition of the redemption value of these redeemable non-controlling interests was effected through an increase to redeemable non-controlling interests and a charge to additional paid in capital. Future changes in the redemption value of these interests will be recognized as increases or decreases to additional paid in capital.

14.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan-Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “PPA Plan”). The Company recognized total compensation cost related to its plans as follows:

	Three Months Ended January 31,
(in thousands)	2010	2009
2008 Plan:
Stock options	$8,533	$9,204
Restricted shares	3,886	1,427
Phantom stock units	76	68
Employee Stock Purchase Plan	360	246
Incentive Plan — Stock Alternative	223	—
ACM Plan	102	50
PPA Plan	180	—
Total stock-based compensation expense	$13,360	$10,995

The total income tax benefit recognized for stock-based compensation arrangements was $4.2 million and $3.3 million for the three months ended January 31, 2010 and 2009, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 9.0 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2010, 2.0 million restricted shares and options to purchase 5.7 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2010 and 2009 using the Black-Scholes option pricing model were as follows:

	2010	2009
Weighted-average grant date fair value of options granted	$8.83	$6.71

Assumptions:
Dividend yield	2.0% to 2.3%	2.8% to 3.1%
Volatility	33%	32%
Risk-free interest rate	3.3% to 3.4%	2.9% to 4.6%
Expected life of options	7.3 years	7.4 years

Stock option transactions under the 2008 Plan and predecessor plans for the three months ended January 31, 2010 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	29,717	$23.89
Granted	2,583	28.21
Exercised	(393)	18.38
Forfeited/expired	(35)	31.82
Options outstanding, end of period	31,872	$24.30	5.5	$212,174
Options exercisable, end of period	21,156	$20.83	4.2	$187,981
Vested or expected to vest	31,444	$24.20	5.5	$211,207

The Company received $7.1 million and $0.3 million related to the exercise of options for the three months ended January 31, 2010 and 2009, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2010 and 2009 was $4.8 million and $0.3 million, respectively. The total fair value of options that vested during the three months ended January 31, 2010 was $29.0 million.

As of January 31, 2010, there was $70.5 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of January 31, 2010, there was $43.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.9 years.

A summary of the Company’s restricted share activity for the three months ended January 31, 2010 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,008	$22.87
Granted	992	28.27
Vested	(145)	23.68
Forfeited/expired	(5)	24.36
Unvested, end of period	1,850	$25.70

Phantom Stock Units
In the three months ended January 31, 2010, 8,978 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of January 31, 2010, there was $0.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through January 31, 2010, 7.6 million shares have been issued pursuant to this plan. The Company received $2.0 million and $2.2 million related to shares issued under the Employee Stock Purchase Plan in the three months ended January 31, 2010 and 2009, respectively.

Incentive Plan-Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan-Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through January 31, 2010, 3.5 million shares have been issued pursuant to this plan. The Company received $1.7 million and $2.9 million related to shares issued under the Incentive Plan-Stock Alternative in the three months ended January 31, 2010 and 2009, respectively.

ACM Plan

In the three months ended January 31, 2010, 52,791 profit units tied to the performance of Atlanta Capital were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $19.80. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of January 31, 2010, there was $1.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.3 years.

PPA Plan

In the three months ended January 31, 2010, 10,176 profit units tied to the performance of Parametric Portfolio Associates were issued to certain employees of that entity pursuant to the PPA Plan at a weighted-average per unit price of $353.77. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of January 31, 2010, there was $3.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4.8 years.

15.	Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date. In the first three months of fiscal 2010, the Company purchased approximately 0.5 million shares of its Non-Voting Common Stock under a previous repurchase authorization and approximately 0.1 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 7.9 million additional shares may be repurchased under the current authorization.

16.	Income Taxes

The provision for income taxes for the three months ended January 31, 2010 and 2009 was $31.6 million and $17.5 million, or 38.4 percent and 39.7 percent of pre-tax income, respectively. The provision for income taxes in the three months ended January 31, 2010 and 2009 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income deductions attributable to stock-based compensation, certain closed-end fund expenses, partially offset by deferred tax liabilities related to deferred sales commissions, a change in accounting method filed with the IRS in December 2007 and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax.

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowances recorded as of January 31, 2010 or 2009.

17.	Earnings per Share

Effective November 1, 2009, the Company retroactively adopted a new accounting standard that modifies the Company’s earnings per share calculations to recognize outstanding restricted stock, on which the Company pays non-forfeitable dividends, as if they were a separate class of stock. Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method. Unvested restricted stock awards are not included as incremental shares in the diluted earnings per share calculation. The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the three months ended January 31, 2010 and 2009:

	Three Months Ended January 31,
(in thousands, except per share data)	2010	2009
Net income allocated to:
Common shares	$45,517	$24,478
Participating restricted shares	725	219
Total net income attributable to Eaton Vance Corp. Shareholders	$46,242	$24,697
Weighted-average shares outstanding — basic	116,603	115,910
Incremental common shares	6,317	2,692
Weighted-average shares outstanding — diluted	122,920	118,602
Earnings per common share attributable to Eaton Vance Corp. Shareholders:
Basic	$0.39	$0.21
Diluted	$0.37	$0.21

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 9.2 million and 19.2 million for the three months ended January 31, 2010 and 2009, respectively.

18.	Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges
In October 2007, the Company issued $500.0 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200.0 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined at the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) will be reclassified to earnings as a component of interest expense over the term of the debt. During the three months ended January 31, 2010 and 2009, the Company reclassified $0.1 million of the loss on the Treasury lock transaction into interest expense. At January 31, 2010, the remaining unamortized loss on this transaction was $3.4 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments
During fiscal 2010, the Company entered into a series of futures contracts to hedge the market price exposure on its investment in a consolidated fund seeded for new product development purposes. At January 31, 2010, the outstanding futures contracts had an aggregate notional value of $10.3 million and net realized and unrealized losses of $0.4 million for the three months ended January 31, 2010. The net realized and unrealized losses are included in other income (expense) in the Company’s Consolidated Statement of Income for the fiscal quarter ended January 31, 2010.

19.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds managed and/or advised by Eaton Vance Management or Boston Management and Research. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $12.8 million of the total $15.0 million of committed capital at January 31, 2010.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of January 31, 2010, we had $161.6 billion in assets under management.

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

Market Developments

Global equity and income markets experienced a sharp recovery from previously depressed levels in the twelve months ended January 31, 2010, with the S&P 500 Index increasing 30 percent.

Prevailing market conditions affect our 1) asset levels, 2) operating results and 3) the recoverability of our investments. Since financial markets bottomed in the second quarter of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management have increased due to strong gross and net flows and positive market action, revenue has increased faster than our overall expenses, resulting in higher operating margins, and our balance sheet continues to provide financial flexibility as more fully described below.

Asset Levels
In the first quarter of fiscal 2010, revenue increased relative to the first quarter of fiscal 2009, primarily reflecting an increase in average managed assets due to improving equity markets and positive net flows. Average assets under management were $160.0 billion in the first quarter of fiscal 2010 compared to $121.6 billion in the first quarter of fiscal 2009. Significant growth in our separate account business, which earns lower fees on average than funds, contributed to a decline in our average effective fee rate to 67 basis points in the first quarter of fiscal 2010 from 69 basis points in the first quarter of fiscal 2009.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
In the first quarter of fiscal 2010, our revenue increased by $62.6 million, or 30 percent, from the first quarter of fiscal 2009. Our operating expenses increased by $27.2 million, or 17 percent, in the same period, reflecting increases in expenses tied to asset levels that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets.

Recoverability of our Investments
We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, totaled $2.1 million on January 31, 2010. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at January 31, 2010.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first quarter of fiscal 2010 that would indicate that an impairment loss exists at January 31, 2010.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first quarter of fiscal 2010 that would indicate that an impairment loss exists at January 31, 2010.

Assets under Management

Assets under management of $161.6 billion on January 31, 2010 were 33 percent higher than the $121.9 billion reported a year earlier, reflecting improving securities prices and strong open-end fund, high-net worth and institutional and retail managed account net inflows. Long-term fund net inflows of $4.4 billion over the last twelve months reflect $7.4 billion of open-end fund net inflows and $0.4 million of closed-end fund net inflows offset by $3.4 billion of private fund net outflows. Net outflows from private and closed-end funds include net reductions in fund leverage of $1.2 billion and $0.1 billion, respectively, in the last twelve months. High-net-worth and institutional separate account net inflows were $6.6 billion and retail managed account net inflows were $2.3 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $25.7 billion, while an increase in cash management assets contributed an additional $0.6 billion.

Ending Assets Under Management by Investment Category(1)

	January 31,
(in millions)	2010	% of Total	2009	% of Total	% Change
Equity	$100,012	62%	$74,431	61%	34%
Fixed income	43,379	27%	34,209	28%	27%
Floating-rate bank loan	18,193	11%	13,290	11%	37%
Total	$161,584	100%	$121,930	100%	33%

(1)	Includes funds and separate accounts.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Equity assets under management included $31.0 billion and $29.8 billion of equity funds managed for after-tax returns on January 31, 2010 and 2009, respectively. Fixed income assets included $16.5 billion and $13.7 billion of tax-exempt municipal bond fund assets and $1.4 billion and $0.8 billion of cash management fund assets on January 31, 2010 and 2009, respectively.

Long-Term Fund and Separate Account Net Flows

	For the Three Months Ended January 31,
(in millions)	2010	2009	% Change
Long-term funds:
Open-end funds	$2,492	$2,546	–2%
Closed-end funds	(21)	(450)	–95%
Private funds	(1,014)	(1,590)	–36%
Total long-term fund net inflows	1,457	506	188%
HNW and institutional accounts (1)	1,021	2,352	–57%
Retail managed accounts	551	412	34%
Total separate account net inflows	1,572	2,764	–43%
Total net inflows	$3,029	$3,270	–7%

(1)	High-net-worth (“HNW”)

Net inflows totaled $3.0 billion in the first quarter of fiscal 2010 compared to $3.3 billion in the first quarter of fiscal 2009. Open-end fund net inflows of $2.5 billion and $2.6 billion in the first quarter of fiscal 2010 and 2009, respectively, reflect gross inflows of $6.6 billion and $6.7 billion, respectively, net of redemptions of $4.1 billion in both the first quarter of fiscal 2010 and 2009. Closed-end fund net outflows in the first quarter of fiscal 2010 reflect $67 million in reduced portfolio leverage offset by $46 million of reinvested dividends. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $1.0 billion and $1.6 billion in the first quarter of fiscal 2010 and 2009, respectively. Approximately $0.5 billion and $0.7 billion of private fund outflows in the first quarter of fiscal 2010 and 2009, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in closed-end and private funds reflect paydowns necessary to maintain minimum debt coverage ratios.

Separate account net inflows totaled $1.6 billion in the first quarter of fiscal 2010 compared to net inflows of $2.8 billion in the first quarter of fiscal 2009. High-net-worth and institutional account net inflows totaled $1.0 billion in the first quarter of fiscal 2010 compared to net inflows of $2.4 billion in the first quarter of fiscal 2009, reflecting gross inflows of $2.7 billion and $3.4 billion in the first quarter of fiscal 2010 and 2009, respectively, net of redemptions of $1.7 billion and $1.1 billion, respectively. Retail managed account net inflows totaled $0.6 billion and $0.4 billion in the first quarter of fiscal 2010 and 2009, respectively, reflecting gross inflows of $1.7 billion and $1.9 billion, respectively, net of redemptions of $1.2 billion and $1.5 billion, respectively.

(The remainder of of this page is intentionally left blank)

The following table summarizes the asset flows by investment category for the three months ended January 31, 2010 and 2009:

Asset Flows

	For the Three Months Ended January 31,
(in millions)	2010	2009	% Change
Equity fund assets — beginning	$54,779	$51,956	5%
Sales/inflows	3,298	4,789	–31%
Redemptions/outflows	(3,180)	(3,530)	–10%
Exchanges	461	(34)	NM	(1)
Market value change	1,248	(6,590)	N	M
Equity fund assets — ending	56,606	46,591	21%

Fixed income fund assets — beginning	24,970	20,382	23%
Sales/inflows	2,579	1,398	84%
Redemptions/outflows	(1,477)	(1,391)	6%
Exchanges	121	29	317%
Market value change	504	(567)	N	M
Fixed income fund assets — ending	26,697	19,851	34%

Floating-rate bank loan fund assets — beginning	16,452	13,806	19%
Sales/inflows	948	797	19%
Redemptions/outflows	(711)	(1,557)	–54%
Exchanges	6	(24)	N	M
Market value change	184	(556)	N	M
Floating-rate bank loan fund assets — ending	16,879	12,466	35%

Total long-term fund assets — beginning	96,201	86,144	12%
Sales/inflows	6,825	6,984	–2%
Redemptions/outflows	(5,368)	(6,478)	–17%
Exchanges	588	(29)	N	M
Market value change	1,936	(7,713)	N	M
Total long-term fund assets — ending	100,182	78,908	27%

Separate accounts — beginning	57,278	35,832	60%
Inflows — HNW and institutional	2,699	3,431	–21%
Outflows — HNW and institutional	(1,678)	(1,079)	56%
Exchanges — HNW and institutional	(579)	—	N	M
Inflows — retail managed accounts	1,714	1,879	–9%
Outflows — retail managed accounts	(1,163)	(1,467)	–21%
Market value change	1,722	(3,213)	N	M
Assets acquired	—	6,853	N	M
Separate accounts — ending	59,993	42,236	42%
Cash management fund assets — ending	1,409	786	79%
Assets under management — ending	$161,584	$121,930	33%

(1) Not meaningful (“NM”)

Ending Assets Under Management by Asset Class

	January 31,
(in millions)	2010	% of Total	2009	% of Total	% Change
Open-end funds:
Class A	$36,091	22%	$27,132	22%	33%
Class B	2,206	2%	2,411	2%	–9%
Class C	8,623	5%	6,347	5%	36%
Class I	12,870	8%	4,734	4%	172%
Other(1)	1,086	1%	1,183	1%	–8%
Total open-end funds	60,876	38%	41,807	34%	46%
Private funds(2)	17,522	11%	17,803	15%	–2%
Closed-end funds	23,193	14%	20,084	16%	15%
Total fund assets	101,591	63%	79,694	65%	27%
HNW and institutional account assets	38,313	24%	26,451	22%	45%
Retail managed account assets	21,680	13%	15,785	13%	37%
Total separate account assets	59,993	37%	42,236	35%	42%
Total	$161,584	100%	$121,930	100%	33%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 63 percent of total assets under management on January 31, 2010, down from 65 percent on January 31, 2009, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 37 percent of total assets under management on January 31, 2010, from 35 percent on January 31, 2009. The 27 percent increase in fund assets under management in the first quarter of fiscal 2010 reflects annualized internal growth before deleveraging of 8 percent, market appreciation of $1.9 billion and net reductions in fund leverage of $0.6 billion. The increase in separate account assets under management in the first quarter of fiscal 2010 reflects annualized internal growth of 11 percent and market appreciation of $1.7 billion.

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

Average Assets Under Management by Asset Class(1)

	For the Three Months Ended January 31,
(in millions)	2010	2009	% Change
Open-end funds:
Class A	$35,722	$27,653	29%
Class B	2,269	2,581	–12%
Class C	8,404	6,491	29%
Class I	11,920	4,458	167%
Other(2)	1,100	1,242	–11%
Total open-end funds	59,415	42,425	40%
Private funds(3)	17,846	19,269	–7%
Closed-end funds	23,414	20,879	12%
Total fund assets	100,675	82,573	22%
HNW and institutional account assets	37,969	23,902	59%
Retail managed account assets	21,313	15,132	41%
Total separate account assets	59,282	39,034	52%
Total	$159,957	$121,607	32%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	For the Three Months Ended January 31,
(in thousands, except per share data)	2010	2009	% Change
Net income attributable to Eaton Vance Corp. Shareholders	$46,242	$24,697	87%
Earnings per share:
Basic	$0.39	$0.21	86%
Diluted	$0.37	$0.21	76%
Operating margin	32%	25%	N	M

We reported net income attributable to Eaton Vance Corp. shareholders of $46.2 million, or $0.37 per diluted share, in the first quarter of fiscal 2010 compared to net income of $24.7 million, or $0.21 per diluted share, in the first quarter of fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $21.5 million, or $0.16 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $62.6 million, or 30 percent, primarily due to the 32 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 67 basis points in the first quarter of fiscal 2010 from 69 basis points in the first quarter of fiscal 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management.

•	An increase in expenses of $27.2 million, or 17 percent, due to increases in compensation expense, distribution expense and service fee expense, offset by decreases in the amortization of deferred sales commissions and fund expenses.
•	A decrease in interest income of $0.5 million, or 39 percent, reflecting a decrease in effective interest rates over the last twelve months.
•	An increase in realized gains on investments of $2.9 million, reflecting improving markets.
•	An increase in unrealized gains on investments in separate accounts of $0.5 million, reflecting improving markets.
•	A decrease in impairment losses on investments in CDO entities of $0.1 million.
•	An increase in income taxes of $14.2 million, or 81 percent, reflecting the 87 percent increase in taxable income year-over-year.
•	An increase in the equity in net income (loss) of affiliates of $2.0 million, reflecting increases in the net income of Lloyd George Management and a private equity partnership.
•	An increase in net income attributable to non-controlling interests of $4.7 million, primarily reflecting an increase in the profitability of our majority owned subsidiaries and consolidated funds and a $2.3 million adjustment to the redemption value of redeemable non-controlling interests recognized in conjunction with the first quarter implementation of a new accounting standard on non-controlling interests.
•	An increase in weighted average diluted shares outstanding of 4.3 million shares, or 4 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

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

The following table provides a reconciliation of operating income to adjusted operating income for the fiscal quarters ended January 31, 2010 and 2009:

	For the Three Months Ended January 31,
(in thousands)	2010	2009	% Change
Operating income	$87,347	$51,999	68%
Operating income of consolidated funds	(1,555)	(93)	N	M
Stock-based compensation	13,284	10,995	21%
Adjusted operating income	$99,076	$62,901	58%
Adjusted operating margin	36%	30%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 67 basis points in the first quarter of fiscal 2010 compared to 69 basis points in the first quarter of fiscal 2009. The decrease in our average overall effective fee rate can be attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	For the Three Months Ended January 31,
(in thousands)	2010	2009	% Change
Investment advisory and administration fees	$210,387	$160,512	31%
Distribution and underwriter fees	25,034	21,083	19%
Service fees	33,990	27,600	23%
Other revenue	2,624	276	N	M
Total revenue	$272,035	$209,471	30%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in both the first quarter of fiscal 2010 and 2009.

The increase in investment advisory and administration fees of 31 percent, or $49.9 million, in the first quarter of fiscal 2010 over the same period a year earlier can be primarily attributed to a 32 percent increase in average assets under management. The increase in average assets under management was offset by a reduction in our effective investment advisory and administration fee rate. Fund assets, which had an average effective fee rate of 65 basis points in the first quarter of fiscal 2010 compared to 62 basis points in the first quarter of fiscal 2009, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 32 basis points in the first quarter of fiscal 2010 and 33 basis points in the first quarter of fiscal 2009, increased as a percentage of total assets under management. The increase in the Company’s fund average effective fee rate can be primarily attributed to the recognition of subordinated management fees associated with two of the Company’s CDO entities and a performance fee on a high-net-worth separate account in the first quarter of fiscal 2010.

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

Distribution plan payments increased 15 percent, or $2.9 million, to $21.9 million in the first quarter of fiscal 2010 over the same period a year earlier, reflecting increases in average Class A and Class C assets subject to distribution fees partially offset by decreases in average Class B and certain private equity fund assets subject to distribution fees. Class A share distribution fees increased by 48 percent, or $0.1 million, to $0.4 million, reflecting a 47 percent increase in average Class A share assets that are subject to distribution fees. Class C share distribution fees increased by 31 percent, or $3.5 million, reflecting an increase in average Class C share assets under management of 30 percent. Class B share distribution fees decreased by 11 percent, or $0.6 million, to $5.0 million, reflecting a 12 percent decrease in average Class B share assets under management. Private fund distribution fees decreased by 14 percent, or $0.2 million, to $1.4 million, reflecting a decrease in average assets subject to distribution fees of 14 percent. Underwriter fees and other distribution income increased 53 percent, or $1.1 million, to $3.1 million in the first quarter of fiscal 2010 over the same period a year earlier, primarily reflecting an increase of $1.2 million in underwriter fees received on sales of Class A shares offset by a decrease of $0.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific share classes of the funds (principally Classes A, B and C). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue increased 23 percent, or $6.4 million, to $34.0 million in the first quarter of fiscal 2010 over the same period a year earlier, primarily reflecting a 17 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, increased by $2.3 million in the first quarter of fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue in the first quarter of fiscal 2010 includes $1.7 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.7 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in the first quarter of fiscal 2009.

Expenses

Operating expenses increased by 17 percent, or $27.2 million, in the first quarter of fiscal 2010 over the same period a year earlier, reflecting increases in compensation expense, distribution expense and service fee expense partially offset by decreases in the amortization of deferred sales commissions and fund expenses, as more fully described below.

	For the Three Months Ended January 31,
(in thousands)	2010	2009	% Change
Compensation of officers and employees:
Cash compensation	$73,514	$58,631	25%
Stock-based compensation	13,360	10,995	22%
Total compensation of officers and employees	86,874	69,626	25%
Distribution expense	29,111	22,056	32%
Service fee expense	28,136	23,049	22%
Amortization of deferred sales commissions	7,959	9,557	–17%
Fund expenses	4,293	5,032	–15%
Other expenses	28,315	28,152	1%
Total expenses	$184,688	$157,472	17%

Compensation of officers and employees
Compensation expense increased by 25 percent, or $17.2 million, in the first quarter of fiscal 2010 over the same period a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives, stock-based compensation and other compensation expense. Base compensation and employee benefits increased by 2 percent, or $0.9 million, primarily reflecting modest increases in base compensation associated with annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 40 percent, or $3.9 million, primarily reflecting an increase in gross sales of certain open-end funds that are currently compensated at a higher level. Operating income-based incentives increased by 70 percent, or $9.6 million, primarily reflecting the 68 percent increase in operating income. Stock-based compensation increased by 22 percent, or $2.4 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010. Other compensation expense increased by $0.6 million, reflecting increases in both signing bonuses and severance costs.

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

Distribution expense
Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with marketing support arrangements with our distribution partners.

Distribution expense increased by 32 percent, or $7.1 million, to $29.1 million in the first quarter of fiscal 2010 over the same quarter a year earlier, primarily reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 31 percent, or $2.0 million, to $8.3 million in the first quarter of fiscal 2010 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements. Class A share commissions increased by 36 percent, or $0.8 million, to $3.1 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 31 percent, or $2.7 million, to $11.2 million in the first quarter of fiscal 2010, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements increased by 17 percent, or $0.6 million, to $4.3 million in the first quarter of fiscal 2010, reflecting higher asset-based compensation payments. Other marketing expenses increased by 74 percent, or $1.0 million, to $2.3 million in the first quarter of fiscal 2010, primarily reflecting increases in literature and literature fulfillment, advertising and other promotional activities.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 22 percent, or $5.1 million, in the first quarter of fiscal 2010 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 17 percent, or $1.6 million, in the first quarter of fiscal 2010 over the same quarter a year earlier, consistent with the overall declining trend in Class B share sales and assets. The ongoing shift in our sales mix away from share classes and funds with capitalized deferred sales commissions will likely result in a continuing reduction in amortization expense over time. In the first quarter of fiscal 2010, 28 percent of total amortization related to Class B shares, 48 percent to Class C shares and 24 percent to privately offered equity funds. In the first quarter of fiscal 2009, 30 percent of total amortization related to Class B shares, 43 percent to Class C shares and 27 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 15 percent, or $0.7 million, in the first quarter of fiscal 2010 over the same quarter a year earlier, primarily reflecting a decrease in subadvisory fees partially offset by an increase in other fund-related expenses. The decrease in subadvisory fees can be attributed to the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009. The increase in other fund-related expenses can be attributed to increases in certain fund subsidies and fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 1 percent, or $0.2 million, in the first quarter of fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $0.2 million, information technology expense of $1.5 million and other corporate expenses of $1.0 million, offset by decreases in facilities-related expenses of $1.1 million, consulting expense of $1.3 million and communications expense of $0.1 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage cost. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $0.8 million increase in the amortization of intangible assets associated with the TABS acquisition and the purchase of additional non-controlling interest in our majority owned subsidiaries as well as increases in other general corporate expenses, including charitable giving. The decrease in facilities-related expenses can be attributed to a decrease in rent associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location. The decrease in consulting expense can be attributed to decreases in all external consulting categories, including audit and legal, while the decrease in communications expense can be attributed to decreases in postage, subscriptions and supplies.

Other Income and Expense

	For the Three Months Ended January 31,
(in thousands)	2010	2009	% Change
Interest income	$770	$1,271	–39%
Interest expense	(8,416)	(8,416)	0%
Realized gains (losses) on investments	1,748	(1,130)	N	M
Unrealized gains on investments	793	314	153%
Foreign currency gains	134	61	120%
Impairment losses on investments	—	(106)	N	M
Total other income (expense)	$(4,971)	$(8,006)	–38%

Interest income decreased by 39 percent, or $0.5 million, in the first quarter of fiscal 2010 over the same quarter a year earlier, primarily due to a decrease in effective interest rates.

Interest expense was flat year-over-year in fiscal 2009, reflecting interest accrued on our fixed-rate senior notes.

We recognized realized gains on investments totaling $1.7 million in the first quarter of fiscal 2010 compared to realized losses of $1.1 million in the first quarter of fiscal 2009, relating to seed investments in separately managed accounts. Unrealized gains on investments of $0.8 million and $0.3 million in the first quarter of fiscal 2010 and 2009, respectively, also relate to investments in separately managed accounts seeded for new product development purposes.

We recognized impairment losses of $0.1 million in the first quarter of fiscal 2009, reflecting decreases in the estimated future cash flows from a managed CDO entity in which we maintain an investment due to an increase in the default rate of the underlying loan portfolio.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 38.4 percent and 39.7 percent in the first quarter of fiscal 2010 and 2009, respectively. The decrease in our overall effective tax rate in the first quarter of fiscal 2010 can be attributed to a decrease in non-deductible expenses and higher net income attributable to non-controlling interests associated with the increased profitability of our majority owned subsidiaries.

Our policy for accounting for income taxes includes monitoring our business activities and tax policies to ensure that we are in compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions we have taken, or applicable law may not be clear. We periodically review these tax positions and provide for and adjust as necessary estimated liabilities relating to such positions as part of our overall tax provision. There were no significant changes in our estimates surrounding these positions in either of the periods presented.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the quarter ended January 31, 2010 reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and a 20 percent interest in Eaton Vance Enhanced Equity Option Income Fund. Equity in net income (loss) of affiliates, net of tax, increased by $2.0 million in the first quarter of fiscal 2010 over the same period a year earlier, primarily due to gains recognized by the private equity partnership and an increase in the net income of Lloyd George Management.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests increased by $4.7 million in the first quarter of fiscal 2010 over the same quarter a year earlier, primarily reflecting an increase in the profitability of our majority owned subsidiaries and a $2.3 million adjustment to the redemption value of non-controlling interests redeemable at other than fair value that was recognized in the first quarter of fiscal 2010 in conjunction with the adoption of a new accounting standard on non-controlling interest. The standard requires that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling interests in our consolidated statements of income.

Net income attributable to non-controlling interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital Management Company LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”) are limited liability companies that are treated as partnerships for tax purposes. Funds we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on January 31, 2010 and October 31, 2009 and for the fiscal quarters ended January 31, 2010 and 2009.

Balance Sheet and Cash Flow Data

(in thousands)	January 31, 2010	October 31, 2009
Balance sheet data:
Assets:
Cash and cash equivalents	$349,027	$310,586
Short-term investments	50,099	49,924
Investment advisory fees and other receivables	115,430	107,975
Total liquid assets	$514,556	$468,485

Long-term investments	$131,715	$133,536
Deferred income taxes — long term	105,275	97,044

Liabilities:
Taxes payable	$29,146	$—
Deferred income taxes — current	16,683	15,580
Long-term debt	500,000	500,000

	For the Three Months Ended January 31,
(in thousands)	2010	2009
Cash flow data:
Operating cash flows	$55,895	$16,953
Investing cash flows	8,813	65,323
Financing cash flows	(26,227)	(10,894)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments consist of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 46 percent and 44 percent of total assets on January 31, 2010 and October 31, 2009, respectively.

The $46.1 million increase in liquid assets in the first quarter of fiscal 2010 can be attributed to an increase in cash and short-term investment balances of $38.6 million and an increase in investment advisory fees and other receivables of $7.5 million. The increase in cash and short-term investment balances in the first quarter of fiscal 2010 primarily reflects net cash provided by operating activities of $55.9 million, proceeds from the sale of available-for-sale investments of $7.7 million and proceeds from the issuance of Non-Voting Common Stock of $10.8 million offset by the payment of $18.8 million of dividends to shareholders and the repurchase of $17.6 million of Non-Voting Common Stock. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the first quarter of fiscal 2010 compared to the end of fiscal 2009.

On January 31, 2010, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks, which expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On January 31, 2010, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $55.9 million in the first quarter of fiscal 2010, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below.

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

Income Taxes

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and expenses incurred in the launch of new closed-end funds, which are capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008, offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed end fund expenses. The net current deferred tax liability of $16.7 million as of January 31, 2010 principally represents the current portion of the remaining $37.7 million deferred tax liability associated with the change in accounting method.

Taxes payable at January 31, 2010 included current taxes payable of $29.1 million and a long-term payable of $1.4 million, which are included in current liabilities and other long-term liabilities on our Consolidated Balance Sheet, respectively. Taxes payable at October 31, 2009 included a prepaid balance of $8.7 million and a long-term payable of $1.4 million, which are included in other current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. The net change in total taxes payable in the first quarter of fiscal 2010 reflects a current tax provision totaling $38.9 million offset by $0.3 million of income taxes paid and the recognition of $0.8 million of excess tax benefits associated with stock option exercises in the first quarter of fiscal 2010.

Contractual Obligations

The following table details our future contractual obligations as of January 31, 2010:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment(1)	$429.6	$19.6	$37.6	$37.0	$335.4
Senior notes	500.0	—	—	—	500.0
Interest payment on senior notes	260.0	32.5	65.0	65.0	97.5
Contingent payment on TABS acquisition	8.8	8.8	—	—	—
Investment in private equity partnership	2.2	2.2	—	—	—
Unrecognized tax benefits(2)	10.9	9.5	1.4	—	—
Total	$1,211.5	$72.6	$104.0	$102.0	$932.9

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.1 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of January 31, 2010, we had invested $12.8 million of the maximum $15.0 million of committed capital.

Interests held by non-controlling interest holders of Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests.

In conjunction with our adoption of a new non-controlling interest accounting standard, we have presented all redeemable non-controlling interests at redemption value on our balance sheet as of January 31, 2010. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $46.6 million on January 31, 2010 compared to $43.9 million on October 31, 2009.

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

The Company paid $30.9 million in cash to acquire the TABS business, including costs associated with the acquisition. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $13.9 million. The Company will be obligated to make seven annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2009, 2010, 2011, 2012, 2014, 2015 and 2016. The amount of each contingent payment is based upon a prescribed multiple of revenue. There is no defined floor or ceiling on any payment. As a result, there is significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company will make its first contingent payment, equal to approximately $8.8 million in the second quarter of fiscal 2010.

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

Cash provided by operating activities totaled $55.9 million in the first quarter of fiscal 2010, an increase of $38.9 million from the $17.0 million reported in the first quarter of fiscal 2009. Net income increased by $26.2 million to $51.5 million in the first quarter of fiscal 2010 from $25.3 million in the first quarter of fiscal 2009. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net investment gains of $4.0 million in the first quarter of fiscal 2010, compared to net investment losses of $1.8 million in the first quarter of fiscal 2009. Net investment losses in the first quarter of fiscal 2009 include $0.1 million of impairment losses recognized on CDO investments. We also adjusted net income for the activities of our equity-method affiliates which contributed income of $1.2 million in the first quarter of fiscal 2010 compared to a loss of $2.1 million in the first quarter of fiscal 2009. Timing differences in the cash settlement of our short-term and long-term receivables and payables reduced cash provided by operating activities by $0.5 million and $23.5 million in the first quarter of fiscal 2010 and 2009, respectively. Other significant sources and uses of cash include net cash outflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $3.2 million and $1.1 million in the first quarter of fiscal 2010 and 2009, respectively, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $6.9 million and $1.4 million in the first quarter of fiscal 2010 and 2009, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $20.2 million in the first quarter of fiscal 2010 from $13.4 million in the first quarter of fiscal 2009, reflecting increases in stock-based compensation and other depreciation and amortization offset by decreases in the amortization of deferred sales commissions and the net change in deferred income taxes. The increase in other depreciation and amortization can be primarily attributed to an increase in depreciation expense associated with tenant improvements associated with our move to new corporate headquarters and the amortization of intangible assets associated with the TABS acquisition.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $8.8 million in the first quarter of fiscal 2010 compared to $65.3 million in the first quarter of fiscal 2009.

In the first quarter of fiscal 2010, additions to equipment and leasehold improvements totaled $3.2 million, compared to $19.8 million in the first quarter of fiscal 2009. Additions in the first quarter of fiscal 2009 reflect tenant improvements made in conjunction with our move to new corporate headquarters. The acquisition of TABS resulted in a net cash payment of $30.4 million in the first quarter of fiscal 2009 as more fully described in “Contractual Obligations” above. In the first quarter of fiscal 2010, net purchases and sales of available-for-sale investments contributed $6.5 million to investing cash flows compared to $120.5 million in the comparable quarter a year earlier.

In October 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund under which the fund may borrow up to $15.0 million. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on December 16, 2009, the Note was extended until December 15, 2010. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. In the first quarter of fiscal 2010, the sponsored private equity fund made payments on the Note totaling $5.5 million, bringing the remaining balance to $2.5 million on January 31, 2010. We have classified the Note as a component of current assets in our Consolidated Balance Sheet as of January 31, 2010.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash used for financing activities totaled $26.2 million and $10.9 million in the first quarter of fiscal 2010 and fiscal 2009, respectively.

In the first quarter of fiscal 2010, we repurchased and retired a total of 0.6 million shares of our Non-Voting Common Stock for $17.6 million under our authorized repurchase programs and issued 1.5 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $10.8 million. We have authorization to purchase an additional 7.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.16 in the first quarter of fiscal 2010, compared to $0.155 in the first quarter of fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Fair Value Measurements
Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Non-controlling interests
Effective November 1, 2009, we adopted new accounting standards related to non-controlling interests and redeemable non-controlling interests, and retrospectively applied such provisions to our reported prior periods. Non-redeemable non-controlling interests have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests. Redeemable non-controlling interests remain classified in mezzanine equity as temporary equity and are measured at redemption value as of the balance sheet date. Presentation of net income in our Consolidated Statements of Income has been changed to reflect net income with and without consideration of the non-controlling interests. Earnings per share continue to be calculated after consideration of the net income attributable to non-controlling interests.

Non-Redeemable Non-controlling Interests
Non-redeemable non-controlling interests consist entirely of interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable Non-controlling Interests at Fair Value
Redeemable non-controlling interests consist of interests in our consolidated funds and interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at redemption value and changes in the redemption value of these interests are recognized as increases or decreases to additional paid in capital.

Redeemable Non-controlling Interests at Other Than Fair Value
The interests in our majority owned subsidiaries are puttable at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at redemption value and changes in redemption value are recorded in earnings. As a result, net income attributable to Eaton Vance Corp. shareholders and earnings per basic and diluted share are impacted by changes in the redemption values of such redeemable non-controlling interests.

Accounting Developments

Fair Value Measurements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard regarding fair value measurements and disclosures. This accounting standard requires new disclosures about the transfers of investments in and out of Levels 1 and 2 of the fair value hierarchy. In addition, the accounting standard requires new disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3) detailing information about purchases, sales, issuances and settlements on a gross basis. The disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We are currently evaluating the potential impact on our Consolidated Financial Statements.

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

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2009.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2009 and the first three months of fiscal 2010 to maintain minimum debt coverage ratios amidst declining markets.

The recession we are experiencing could adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a decline in securities prices. Any decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors could negatively impact our revenue and net income.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2010:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2009 through November 30, 2009	223,237	$29.09	223,237	963,304
December 1, 2009 through December 31, 2009	157,607	$29.97	157,607	805,697
January 1, 2010 through January 31, 2010	202,500	$31.32	202,500	7,889,953
Total	583,344	$30.10	583,344	7,889,953

(1)	We announced a share repurchase program on October 24, 2007. The Board authorized management to repurchase up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. The plan was terminated on January 15, 2010. A total of 7,286,756 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 5.	Other Information

An annual meeting of holders of Voting Common Stock of Eaton Vance Corp. was held at the principal office on January 15, 2010. All of the outstanding Voting Common Stock, 431,790 shares, was represented in person or by proxy at the meeting.

The following matters received the affirmative vote of all of the outstanding Voting Common Stock and were approved:

1)	The Annual Report to Shareholders of the Company for the fiscal year ended October 31, 2009.

2)	The election of the following individuals as directors for the ensuing corporate year to hold office until the next annual meeting and until their successors are elected and qualify:

Ann E. Berman
Thomas E. Faust Jr.
Leo I. Higdon, Jr.
Dorothy E. Puhy
Duncan W. Richardson

Winthrop H. Smith, Jr.
Richard A. Spillane, Jr.

3)	The selection of the firm Deloitte & Touche LLP as the independent registered public accounting firm of the Company for its fiscal year ended October 31, 2010.

4)	The ratification of the acts of the Directors since the previous meeting of Shareholders held on January 7, 2009.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: March 10, 2010	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: March 10, 2010	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer