Form 10-Q
period 2010-04-30
EATON VANCE CORP
filed 2010-06-04
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended April 30, 2010
or
☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934 For the transition period from _____________ to ____________

Commission file no. 1-8100

EATON VANCE CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2718215 (I.R.S. Employer Identification No.)

Two International Place, Boston, Massachusetts 02110
(Address of principal executive offices) (zip code)

(617) 482-8260
(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

    Shares outstanding as of April 30, 2010:
        Voting Common Stock – 417,863 shares
        Non-Voting Common Stock – 118,143,629 shares

Eaton Vance Corp.
Form 10-Q
As of April 30, 2010 and for the
Three and Six Month Periods Ended April 30, 2010

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2010	October 31, 2009
Assets

Current Assets:
Cash and cash equivalents	$323,715	$310,586
Short-term investments	—	49,924
Investments advisory fees and other receivables	118,048	107,975
Note receivable from affiliate	2,500	—
Other current assets	40,823	19,677

Total current assets	485,086	488,162

Other Assets:
Deferred sales commissions	51,469	51,966
Goodwill	135,786	135,786
Other intangible assets, net	76,926	80,834
Long-term investments	191,206	133,536
Deferred income taxes	112,447	97,044
Equipment and leasehold improvements, net	73,022	75,201
Note receivable from affiliate	—	8,000
Other assets	4,313	4,538

Total other assets	645,169	586,905

Total assets	$1,130,255	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2010	October 31, 2009
Liabilities, Temporary Equity and Permanent Equity

Current Liabilities:
Accrued Compensation	$60,138	$85,273
Accounts payable and accrued expenses	58,003	51,881
Dividend payable	18,976	18,812
Deferred income taxes	19,757	15,580
Contingent purchase price liability	5,079	13,876
Other current liabilities	3,873	2,902

Total current liabilities	165,826	188,324

Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	44,170	35,812
Total long-term liabilities	544,170	535,812

Total liabilities	709,996	724,136

Commitments and contingencies (See Note 19)	—	—

Temporary Equity:
Redeemable non-controlling interests	54,841	43,871

Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares Issued and outstanding, 417,863 and 431,790 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares Issued and outstanding, 118,143,629 and 117,087,810 shares, respectively	461	457
Additional paid in capital	56,346	44,786
Notes receivable from stock option exercises	(2,558)	(3,078)
Accumulated other comprehensive loss	(576)	(1,394)
Retained earnings	311,327	266,196

Total Eaton Vance Corp. shareholders’ equity	365,002	306,969
Non-redeemable non-controlling interests	416	91
Total permanent equity	365,418	307,060

Total liabilities, temporary equity and permanent equity	$1,130,255	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2010	2009	2010	2009
Revenue:
Investment advisory and administration fees	$212,141	$153,158	$422,528	$313,670
Distributions and underwriter fees	24,666	18,719	49,700	39,802
Service fees	34,453	25,641	68,443	53,241
Other revenue	1,693	871	4,317	1,147

Total revenue	272,953	198,389	544,988	407,860

Expenses:
Compensation of officers and employees	88,089	67,237	174,963	136,863
Distribution expense	30,598	21,451	59,709	43,507
Service fee expense	29,593	20,827	57,729	43,876
Amortization of deferred sales commissions	8,376	9,523	16,335	19,080
Fund expenses	5,103	4,384	9,396	9,416
Other expenses	30,105	29,844	58,420	57,996

Total expenses	191,864	153,266	376,552	310,738

Operating income	81,089	45,123	168,436	97,122

Other Income (Expense):
Interest income	716	828	1,486	2,099
Interest expense	(8,411)	(8,407)	(16,827)	(16,823)
Realized gains (losses) on investments	(251)	(1,256)	1,497	(2,386)
Unrealized gains on investments	1,802	2,839	2,595	3,153
Foreign currency gains (losses)	200	(25)	334	36
Impairment losses on investments	—	(1,162)	—	(1,268)

Income before income taxes and equity in net income (loss) of affiliates	75,145	37,940	157,521	81,933
Income taxes	(28,880)	(10,866)	(60,525)	(28,326)
Equity in net income (loss) of affiliates, net of tax	(281)	(108)	533	(1,341)
Net income	45,984	26,966	97,529	52,266
Net income attributable to non-controlling interests	(9,984)	(1,213)	(15,287)	(1,816)
Net income attributable to Eaton Vance Corp. shareholders	$36,000	$25,753	$82,242	$50,450

Earnings Per Share:
Basic	$0.30	$0.22	$0.69	$0.43
Diluted	$0.29	$0.21	$0.66	$0.42

Weighted Average Shares Outstanding:
Basic	116,565	115,965	116,557	115,936
Diluted	123,515	119,432	123,218	119,075

Dividends Declared Per Share	$0.160	$0.155	$0.320	$0.310

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2010	2009	2010	2009
Net income	$45,984	$26,966	$97,529	$52,266

Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income tax expense of $40, $40, $79 and $79, respectively	72	73	144	145
Unrealized holding gains on investments, net of income tax expense of $953, $985, $644 and $54, respectively	1,535	1,689	926	308
Foreign currency translation adjustments, net of income tax benefit (expense) of $97, $(27), $164 and $133, respectively	(157)	59	(252)	(204)

Total comprehensive income	47,434	28,787	98,347	52,515

Comprehensive income attributable to non-controlling interests	(9,984)	(1,213)	(15,287)	(1,816)

Total comprehensive income attributable to Eaton Vance Corp. shareholders	$37,450	$27,574	$83,060	$50,699

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited)

	Permanent Equity
(in thousands, except per share data)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable From Stock Option Exercises
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Dividends declared ($0.32 per share)	—	—	—	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	5	23,252	(491)
Under employee stock purchase plan	—	—	1,992	—
Under employee incentive plan	—	—	1,729	—
Under restricted stock plan	—	4	—	—
Stock-based compensation	—	—	25,045	—
Tax benefit of stock option exercises	—	—	4,240	—
Repurchase of Voting Common Stock	—	—	(41)	—
Repurchase of Non-Voting Common Stock	—	(5)	(44,558)	—
Principal repayments	—	—	—	1,011
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—
Deconsolidation	—	—	—	—
Reclass to temporary equity	—	—	—	—
Other changes in non-controlling interests	—	—	(99)	—
Balance, April 30, 2010	$2	$461	$56,346	$(2,558)

Balance, November 1, 2008	$2	$451	$—	$(4,704)
Net income	—	—	—	—
Other comprehensive income	—	—	—	—
Dividends declared ($0.31 per share)	—	—	—	—
Issuance of Voting Common Stock	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	1	5,801	(851)
Under employee stock purchase plan	—	—	2,223	—
Under employee incentive plan	—	1	2,874	—
Under restricted stock plan	—	4	—	—
Stock-based compensation	—	—	20,565	—
Tax benefit of stock option exercises	—	—	8,626	—
Repurchase of Non-Voting Common Stock	—	(1)	(7,651)	—
Principal repayments	—	—	—	2,305
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—
Deconsolidation	—	—	—	—
Other changes in non-controlling interests	—	—	—	—
Balance, April 30, 2009	$2	$456	$32,524	$(3,250)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited) (continued)

	Permanent Equity				Temporary Equity
(in thousands, except per share data)	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	82,242	581	82,823	14,706
Other comprehensive income	818	—	—	818	—
Dividends declared ($0.32 per share)	—	(37,933)	—	(37,933)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	—	22,766	—
Under employee stock purchase plan	—	—	—	1,992	—
Under employee incentive plan	—	—	—	1,729	—
Under restricted stock plan	—	—	—	4	—
Stock-based compensation	—	—	—	25,045	—
Tax benefit of stock option exercises	—	—	—	4,240	—
Repurchase of Voting Common Stock	—	—	—	(41)	—
Repurchase of Non-Voting Common Stock	—	—	—	(44,563)	—
Principal repayments	—	—	—	1,011	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	(251)	(251)	(2,601)
Deconsolidation	—	—	—	—	(417)
Reclass to temporary equity	—	—	(5)	(5)	5
Other changes in non-controlling interests	—	822	—	723	(723)
Balance, April 30, 2010	$(576)	$311,327	$416	$365,418	$54,841

Balance, November 1, 2008	$(5,135)	$187,904	$—	$178,518	$72,137
Net income	—	50,450	25	50,475	1,791
Other comprehensive income	249	—	—	249	—
Dividends declared ($0.31 per share)	—	(36,271)	—	(36,271)	—
Issuance of Voting Common Stock	—	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	—	—	4,951	—
Under employee stock purchase plan	—	—	—	2,223	—
Under employee incentive plan	—	—	—	2,875	—
Under restricted stock plan	—	—	—	4	—
Stock-based compensation	—	—	—	20,565	—
Tax benefit of stock option exercises	—	—	—	8,626	—
Repurchase of Non-Voting Common Stock	—	—	—	(7,652)	—
Principal repayments	—	—	—	2,305	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	(4,438)
Deconsolidation	—	—	—	—	(4,461)
Other changes in non-controlling interests	—	2,292	—	2,292	(2,292)
Balance, April 30, 2009	$(4,886)	$204,375	$25	$229,246	$62,737

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2010	2009
Cash and cash equivalents, beginning of period	$310,586	$196,923

Cash Flows From Operating Activities:
Net income	97,529	52,266
Adjustments to reconcile net income attributable to net cash provided by operating activities:
(Gains) losses on investments	(5,728)	549
Amortization of long-term investments	245	1,581
Equity in net (income) loss of affiliates	(861)	2,091
Dividends received from affiliates	954	2,268
Amortization of debt issuance costs	507	456
Deferred income taxes	(11,789)	(18,812)
Stock-based compensation	25,045	20,677
Depreciation and other amortization	11,303	9,712
Amortization of deferred sales commissions	16,325	19,080
Payment of capitalized sales commissions	(18,379)	(9,215)
Contingent deferred sales charges received	2,547	4,761
Proceeds from the sale of trading investments	61,684	27,167
Purchase of trading investments	(52,457)	(28,453)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(8,943)	19,784
Other current assets	(187)	(702)
Other assets	(68)	(2)
Accrued compensation	(25,081)	(53,039)
Accounts payable and accrued expenses	5,894	(8,320)
Taxes payable — current	(12,944)	(6,545)
Other current liabilities	973	(519)
Other long-term liabilities	192	7,001

Net cash provided by operating activities	86,761	41,786

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,614)	(35,855)
Net cash paid in acquisition	(8,797)	(30,398)
Payment received on note receivable to affiliate	5,500	—
Issuance of note receivable to affiliate	—	(5,000)
Proceeds from the sale of available-for-sale investments and investments in affiliates	10,208	120,761
Purchase of available-for-sale investments and investments in affiliates	(21,208)	(1,179)

Net cash (used for) provided by investing activities	(19,911)	48,329

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2010	2009
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(4,969)	(2,818)
Excess tax benefit of stock option exercises	4,240	8,626
Proceeds from issuance of Voting Common Stock	—	86
Proceeds from issuance of Non-Voting Common Stock	26,491	10,053
Repurchase of Voting Common Stock	(41)	—
Repurchase of Non-Voting Common Stock	(44,563)	(7,652)
Principal repayments on notes receivable from stock option exercises	1,011	2,305
Dividends paid	(37,770)	(36,068)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	2,136	2,034
Redemption of mutual fund subsidiaries’ capital stock	(19)	(3,654)

Net cash used for financing activities	(53,484)	(27,088)

Effect of currency rate changes on cash and cash equivalents	(237)	(38)

Net increase in cash and cash equivalents	13,129	62,989

Cash and cash equivalents, end of period	$323,715	$259,912

Supplemental Cash Flow Information:
Interest paid	$16,320	$16,321
Income taxes paid	$81,335	$46,621

Supplemental Non-Cash Flow Information:
Supplemental Non-Cash Flow Information from Investing Activities:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(262)	$(4,442)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(417)	$(4,461)
Increase in fixed assets due to non-cash fixed asset additions	$2,861	$6,249

Supplemental Non-Cash Flow Information from Financing Activities:
Exercise of stock options through issuance of notes receivable	$491	$851

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Notes to Consolidated Financial Statements (unaudited)

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited interim Consolidated Financial Statements of Eaton Vance Corp. (“the Company”) include all adjustments necessary to present fairly the results for the interim periods in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. As a result, these financial statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s latest annual report on Form 10-K and the Company’s current report on Form 8-K filed with the SEC on June 2, 2010, which updated the financial information in the Company’s annual report on Form 10-K for the year ended October 31, 2009.

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

3.    Revisions to Amounts Previously Presented

Certain prior year amounts have been revised or reclassified to conform to the current year presentation, including those required by the retrospective adoption of new authoritative accounting guidance related to earnings per share and non-controlling interests in subsidiaries. Cash flow activity for the six months ended April 30, 2009 has been corrected to reclassify activity related to the note receivable from affiliate from a financing activity to an investing activity. This resulted in revised cash provided by investing activities of $48.3 million ($53.3 million previously reported) and revised cash used for financing activities of $27.1 million ($32.1 million previously reported).

4.    Adoption of New Accounting Standards

The Company adopted the following accounting standards in the six months ended April 30, 2010:

Earnings per Share
On November 1, 2009, the Company adopted a new accounting standard relating to the computation of earnings per share. The standard specified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this new accounting standard reduced diluted earnings per share for the three months ended April 30, 2009 by $0.01 from the $0.22 that was previously reported to $0.21 and reduced basic earnings per share for the six months ended April 30, 2009 by $0.01 from the $0.44 that was previously reported to $0.43.

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

At October 31, 2009, the Company determined that $43.9 million of non-controlling interests related to certain majority-owned subsidiaries were redeemable for cash, resulting in temporary equity classification on the Company’s Consolidated Balance Sheets.

5.    Future Accounting Pronouncements

VIEs
In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

Derivatives
In March 2010, the FASB amended its derivatives and hedging guidance to clarify the embedded credit derivative scope exception guidance. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to the other. As a result, the embedded credit derivative feature within contracts may need to be separately accounted for. The amended guidance is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

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

During the second quarter of fiscal 2010, the Company made its first contingent payment of $8.8 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2009. The payment reduced the contingent purchase price liability. The Company will be obligated to make six additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

7.    Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2010 and October 31, 2009:

April 30, 2010

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.3	$109,177	$(38,959)	$70,218

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(38,959)	$76,926

October 31, 2009

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.8	$109,177	$(35,051)	$74,126

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(35,051)	$80,834

Amortization expense was $2.0 million and $1.9 million for the three months ended April 30, 2010 and 2009; respectively and $3.9 million and $3.1 million for the six months ended April 30, 2010 and 2009, respectively.

8.    Investments

The following is a summary of investments at April 30, 2010 and October 31, 2009:

(in thousands)	April 30, 2010	October 31, 2009
Short-term investments:
Consolidated funds:
Commercial paper	$—	$20,800
Debt securities	—	29,124
Total short-term investments	$—	$49,924

(in thousands)	April 30, 2010	October 31, 2009
Long-term investments:
Consolidated funds:
Debt securities	$15,222	$15,129
Equity securities	49,529	11,913
Separately managed accounts:
Debt securities	29,880	31,797
Equity securities	12,682	10,450
Corporate bonds	4,925	—
Sponsored funds	27,416	32,405
Collateralized debt obligation entities	1,821	2,066
Investments in affiliates	42,224	22,267
Other investments	7,507	7,509
Total long-term investments	$191,206	$133,536

Investments classified as trading

The following is a summary of the cost and fair value of investments held in the portfolios of consolidated funds, separately managed accounts and corporate bonds held by the Company classified as trading at April 30, 2010 and October 31, 2009:

April 30, 2010
(in thousands)	Cost	Fair Value
Long-term investments:
Debt securities	$45,100	$50,027
Equity securities	59,772	62,211
Total long-term investments	$104,872	$112,238

October 31, 2009
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$20,800	$20,800
Debt securities	29,394	29,124
Total short-term investments	$50,194	$49,924

Long-term investments:
Debt securities	$43,370	$46,926
Equity securities	21,305	22,363
Total long-term investments	$64,675	$69,289

Gross unrealized gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds have been reported in income as a component of other revenue. Gross unrealized gains and losses on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income as a component of unrealized gains on investments (below operating income). Gross unrealized gains and losses on corporate bonds held by the Company have been reported in income as a component of unrealized gains on investments (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

The Company recognized $0.7 million of realized gains and $1.3 million of realized losses related to investments classified as trading for the three months ended April 30, 2010. The Company recognized $1.4 million of realized gains and $1.6 million of realized losses related to investments classified as trading for the six months ended April 30, 2010. The Company had $8.6 million of unrealized gains and $1.2 million of unrealized losses related to trading securities held at April 30, 2010.

During the second quarter of fiscal 2010, the Company deconsolidated its short-term investment in the Eaton Vance Short-Term Income Fund (“EVSI”) upon the closing of the fund. The underlying portfolio holdings were transferred to the Company as a redemption-in-kind.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at April 30, 2010 and October 31, 2009:

April 30, 2010		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$23,855	$3,571	$(10)	$27,416
Total long-term investments	$23,855	$3,571	$(10)	$27,416

October 31, 2009		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$30,414	$2,073	$(82)	$32,405
Total long-term investments	$30,414	$2,073	$(82)	$32,405

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive loss, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company has reviewed the gross unrealized losses of $10,000 as of April 30, 2010 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $0.2 million at April 30, 2010.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three and six months ended April 30, 2010 and 2009. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2010	2009	2010	2009
Gains	$57	$—	$2,082	$—
Losses	(40)	—	(41)	(233)
Net realized gains (losses)	$17	$—	$2,041	$(233)

Investments in collateralized debt obligation entities

The Company did not recognize any impairment losses in fiscal 2010. The Company recognized impairment losses totaling $1.2 million in the second quarter of fiscal 2009, representing a loss related to a cash instrument collateralized debt obligation (“CDO”) entity and $1.3 million in the first six months of fiscal 2009, representing losses relating to a synthetic CDO and a cash instrument CDO entity. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps. The impairment loss associated with the cash instrument CDO entity resulted from a decrease in the estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $7.6 million and $8.3 million at April 30, 2010 and October 31, 2009, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $13.1 million and $12.5 million at April 30, 2010 and October 31, 2009, respectively.

The Company has a 49.7 percent equity interest in Eaton Vance Emerging Markets Local Income Fund. The Company’s $21.0 million investment in the fund at April 30, 2010, was equal to its share of the underlying assets.

The Company had a 27 percent interest in Eaton Vance Enhanced Equity Option Income Fund as of October 31, 2009. As of April 30, 2010, the Company’s interest in this fund had dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

During the second quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Real Estate Fund when its ownership percentage fell below 50 percent. As of April 30, 2010, the Company’s interest in the fund had dropped to 30 percent and the investment is now accounted for under the equity method of accounting. The Company’s $0.5 million investment in the fund at April 30, 2010, was equal to its share of the underlying assets.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended April 30, 2010 and October 31, 2009, respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital Management Company, LLC (“Atlanta Capital”), for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at April 30, 2010. Management believes that the fair value of these investments approximates their carrying value.

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

Level 1
Investments valued using unadjusted quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolio of consolidated funds and separate accounts that are classified as trading and investments in sponsored mutual funds that are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Investments in this category include commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds.

Level 3
Investments valued using unobservable inputs that are supported by little or no market activity. Level 3 valuations are derived primarily from model-based valuation techniques that require significant management judgment or estimation based on assumptions that the Company believes market participants would use in pricing the asset or liability.

The Company recognizes transfers between levels at the end of each quarter. There were no material transfers between Level 1 and Level 2 during the six months ended April 30, 2010.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at April 30, 2010.

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value (1)	Total
Cash equivalents	$19,145	$145,550	$—	$—	$164,695
Total cash equivalents	$19,145	$145,550	$—	$—	$164,695

Long-term investments:
Consolidated funds:
Debt securities	$9,726	$5,496	$—	$—	$15,222
Equity securities	18,932	30,597	—	—	49,529
Separately managed accounts:
Debt securities	12,964	16,916	—	—	29,880
Equity securities	12,145	537	—	—	12,682
Corporate bonds	—	4,925	—	—	4,925
Sponsored funds	24,158	3,258	—	—	27,416
Collateralized debt obligation entities	—	—	—	1,821	1,821
Investments in affiliates	—	—	—	42,224	42,224
Other investments	—	37	—	7,470	7,507
Total long-term investments	$77,925	$61,766	$—	$51,515	$191,206

(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

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

The Company had investments in three CDO entities totaling $1.8 million at April 30, 2010. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

10.	Fair Value Measurements of Other Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s other financial instruments at April 30, 2010 and October 31, 2009:

	April 30, 2010		October 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,509	$7,509
Note receivable from affiliate	$2,500	$2,500	$8,000	$8,000
Notes receivable from stock option exercises	$2,588	$2,588	$3,078	$3,078
Long-term debt	$500,000	$556,325	$500,000	$530,375

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

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At April 30, 2010, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

The Company managed CDO entities with total assets of $2.3 billion and $2.5 billion as of April 30, 2010 and October 31, 2009, respectively, on which the Company earns a management fee. The Company held investments in three of these entities totaling $1.8 million and $2.1 million on both April 30, 2010 and October 31, 2009. In fiscal 2010, the Company did not provide any financial or other support that it was not previously contractually required to provide. The Company’s risk of loss with respect to managed CDO entities remains limited to the $1.8 million carrying value of the investments on its Consolidated Balance Sheet at April 30, 2010. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 8. Income from these entities is recorded as a component of interest income based upon projected investment yields.

The Company had investments in 15 privately offered equity funds totaling $3.3 million on April 30, 2010 and investments in 16 privately offered equity funds totaling $2.8 million on October 31, 2009. Assets under management in these entities totaled $11.2 billion and $11.6 billion on April 30, 2010 and October 31, 2009, respectively. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests as further described in Note 12. The Company’s risk of loss in the privately offered equity funds was $5.8 million and $10.8 million on April 30, 2010 and October 31, 2009, respectively, representing the carrying value of the investments held on its Consolidated Balance Sheet plus the stated amount of the Note on each balance sheet date. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

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

Parametric Risk Advisors had assets of $3.0 million and $2.7 million on April 30, 2010 and October 31, 2009, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.1 million and $0.9 million on April 30, 2010 and October 31, 2009, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its Consolidated Financial Statements at either balance sheet date.

12.	Note Receivable from Affiliate

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. During the first quarter of fiscal 2010 the Note was extended to December 17, 2010. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. During fiscal 2009, the sponsored privately offered equity fund prepaid $7.0 million of the Note. During fiscal 2010, the sponsored privately offered equity fund prepaid $5.5 million of the Note. The Note had an outstanding balance of $2.5 million as of April 30, 2010, and is classified in the Company’s Consolidated Balance Sheet as a component of total current assets.

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

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan — Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “PPA Plan”). The Company recognized total compensation cost related to its plans as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2010	2009	2010	2009
2008 Plan:
Stock options	$8,141	$8,127	$16,674	$17,331
Restricted shares	3,338	1,462	7,224	2,889
Phantom stock units	141	43	217	111
Employee Stock Purchase Plan	—	—	360	246
Incentive Plan — Stock Alternative	—	—	223	—
ACM Plan	102	50	204	100
PPA Plan	180	—	360	—
Total stock-based compensation expense	$11,902	$9,682	$25,262	$20,677

The total income tax benefit recognized for stock-based compensation arrangements was $3.9 million and $2.7 million for the three months ended April 30, 2010 and 2009, respectively and $8.1 million and $6.0 million for the six months ended April 30, 2010 and 2009, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 9.0 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through April 30, 2010, 2.0 million restricted shares and options to purchase 5.7 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the six months ended April 30, 2010 and 2009 using the Black-Scholes option pricing model were as follows:

	2010	2009
Weighted-average grant date fair value of options granted	$8.84	$6.72

Assumptions:
Dividend yield	1.8% to 2.3%	2.3% to 3.1%
Volatility	33%	32% to 34%
Risk-free interest rate	3.3% to 3.6%	2.9% to 4.6%
Expected life of options	7.3 years	7.4 years

Stock option transactions under the 2008 Plan and predecessor plans for the six months ended April 30, 2010 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	29,717	$23.89
Granted	2,594	28.24
Exercised	(1,334)	17.43
Forfeited/expired	(61)	31.50
Options outstanding, end of period	30,916	$24.52	5.3	$373,290
Options exercisable, end of period	20,320	$21.05	4.0	$299,397
Vested or expected to vest	30,492	$24.42	5.3	$370,334

The Company received $22.8 million and $5.0 million related to the exercise of options for the six months ended April 30, 2010 and 2009, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2010 and 2009 was $20.3 million and $3.6 million, respectively. The total fair value of options that vested during the six months ended April 30, 2010 was $30.1 million.

As of April 30, 2010, there was $62.5 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of April 30, 2010, there was $41.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.7 years.

A summary of the Company’s restricted share activity for the six months ended April 30, 2010 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,008	$22.87
Granted	996	28.30
Vested	(158)	23.80
Forfeited/expired	(11)	24.83
Unvested, end of period	1,835	$25.72

Phantom Stock Units
In the six months ended April 30, 2010, 9,076 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of April 30, 2010, there was $0.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.2 years.

15.	Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first six months of fiscal 2010, the Company purchased approximately 0.5 million shares of its Non-Voting Common Stock under a previous repurchase authorization and approximately 0.9 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 7.1 million additional shares may be repurchased under the current authorization.

16.	Income Taxes

The provision for income taxes for the three months ended April 30, 2010 and 2009 was $28.9 million and $10.9 million, or 38.4 percent and 28.6 percent of pre-tax income, respectively. The provision for income taxes for the six months ended April 30, 2010 and 2009 was $60.5 million and $28.3 million, or 38.4 percent and 34.6 percent of pre-tax income, respectively.

The provision for income taxes in the six months ended April 30, 2010 and 2009 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes. In the second quarter of fiscal 2009, the Company executed a state tax voluntary disclosure agreement that resulted in a net reduction in income tax expense in the amount of $3.4 million.

The Company’s net deferred tax asset is primarily comprised of deferred tax assets related to future income deductions attributable to stock-based compensation and certain closed-end fund expenses, partially offset by deferred tax liabilities related to deferred sales commissions, a change in accounting method filed with the IRS in December 2007 and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax.

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowance recorded as of April 30, 2010 or 2009.

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

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income allocated to:
Common shares	$35,443	$25,527	$80,966	$50,005
Participating restricted shares	557	226	1,276	445
Total net income attributable to Eaton Vance Corp. shareholders	$36,000	$25,753	$82,242	$50,450
Weighted-average shares outstanding — basic	116,565	115,965	116,557	115,936
Incremental common shares	6,950	3,467	6,661	3,139
Weighted-average shares outstanding — diluted	123,515	119,432	123,218	119,075
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.30	$0.22	$0.69	$0.43
Diluted	$0.29	$0.21	$0.66	$0.42

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 8.7 million and 18.9 million for the three months ended April 30, 2010 and 2009, respectively and were approximately 9.1 million and 18.9 million for the six months ended April 30, 2010 and 2009, respectively.

18.	Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges
During the six months ended April 30, 2010 and 2009, the Company reclassified $0.2 million of the loss on the Treasury lock transaction into interest expense. At April 30, 2010, the remaining unamortized loss on this transaction was $3.3 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments
During fiscal 2010, the Company entered into a series of futures contracts and forward foreign exchange contracts to hedge market price and currency risk exposure on its investments in consolidated funds seeded for new product development purposes.

At April 30, 2010, the Company had six outstanding futures contracts with five counterparties with an aggregate notional value of approximately $39.0 million.

At April 30, 2010, the Company had 16 outstanding forward foreign exchange contracts with 15 counterparties with an aggregate notional value of approximately $62.1 million.

The following table presents the fair value as of April 30, 2010, of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Investment advisory fees and other receivables	$ 335	Accounts payable and accrued expenses	$205

Futures contracts	Investment advisory fees and other receivables	861	Accounts payable and accrued expenses	375
Total		$1,196		$580

The following table presents the fair value as of October 31, 2009, of derivative instruments not designated as hedging instruments:

Assets
(in thousands)	Balance Sheet Location	Fair Value
Futures contracts	Investment advisory fees and other receivables	$ 42
Total		$ 42

The following is a summary of the gains (losses) recognized in income for the three months and six months ended April 30, 2010 and 2009:

	Income Statement	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	Location	2010	2009	2010	2009
Foreign exchange contracts	Other income/expense	$130	$—	$130	$—

Futures contracts	Other income/expense	(288)	—	(696)	—
Total		$(158)	$—	$(566)	$—

19.	Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $12.8 million of the total $15.0 million of committed capital at April 30, 2010.

20.	Subsequent Events

In May 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell to the Company an additional interest in Parametric Portfolio Associates for approximately $9.0 million. The transaction settled on May 28, 2010 and increased the Company’s capital ownership interest from 92.4 percent to 94.3 percent.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of April 30, 2010, we had $176.2 billion in assets under management.

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

Market Developments

Global equity and income markets experienced a sharp recovery from previously depressed levels in the twelve months ended April 30, 2010, with the S&P 500 Index increasing 36 percent.

Prevailing market conditions affect our 1) asset levels, 2) operating results and 3) the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management have increased due to strong gross and net flows and positive market action, revenue has increased faster than our overall expenses, resulting in higher operating margins, and our balance sheet continues to provide financial flexibility as more fully described below.

Asset Levels
In the second quarter of fiscal 2010, revenue increased relative to the second quarter of fiscal 2009, primarily reflecting an increase in average managed assets due to improving equity markets and positive net flows. Average assets under management were $169.0 billion in the second quarter of fiscal 2010 compared to $121.0 billion in the second quarter of fiscal 2009. Significant growth in our separate account business, which earns lower fees on average than funds, contributed to a decline in our average effective fee rate to 64 basis points in the second quarter of fiscal 2010 from 65 basis points in the second quarter of fiscal 2009.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
In the second quarter of fiscal 2010, our revenue increased by $74.6 million, or 38 percent, from the second quarter of fiscal 2009. Our operating expenses increased by $38.6 million, or 25 percent, in the same period, reflecting increases in expenses tied to asset levels that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets.

Recoverability of our Investments
We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, totaled $1.8 million on April 30, 2010. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at April 30, 2010.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the second quarter of fiscal 2010 that would indicate that an impairment loss exists at April 30, 2010.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the second quarter of fiscal 2010 that would indicate that an impairment loss exists at April 30, 2010.

Assets under Management

Assets under management of $176.2 billion on April 30, 2010 were 39 percent higher than the $127.2 billion reported a year earlier, reflecting improving securities prices and strong open-end fund, high-net worth and institutional and retail managed account net inflows. Long-term fund net inflows of $6.8 billion over the last twelve months reflect $9.1 billion of open-end fund net inflows and $0.7 billion of closed-end fund net inflows offset by $3.0 billion of private fund net outflows. Outflows from private and closed-end funds include net reductions in fund leverage of $0.7 billion in the last twelve months. High-net-worth and institutional separate account net inflows were $8.1 billion and retail managed account net inflows were $2.7 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $30.6 billion, while an increase in cash management assets contributed an additional $0.8 billion.

Ending Assets Under Management by Investment Category(1)

	April 30,
(in millions)	2010	% of Total	2009	% of Total	% Change
Equity	$110,186	62%	$76,975	60%	43%
Fixed income	46,853	27%	35,586	28%	32%
Floating-rate bank loan	19,206	11%	14,676	12%	31%
Total	$176,245	100%	$127,237	100%	39%

(1)	Includes funds and separate accounts.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Equity assets under management included $32.2 billion and $28.8 billion of equity funds managed for after-tax returns on April 30, 2010 and 2009, respectively. Fixed income assets included $16.7 billion and $14.6 billion of tax-exempt municipal bond fund assets and $1.5 billion and $0.8 billion of cash management fund assets on April 30, 2010 and 2009, respectively.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2010	2009	% Change	2010	2009	% Change
Long-term funds:
Open-end funds	$3,674	$1,932	90%	$6,166	$4,478	38%
Closed-end funds	152	(124)	NM(2)	131	(574)	NM
Private funds	(633)	(1,073)	–41%	(1,647)	(2,663)	–38%
Total long-term fund net inflows	3,193	735	334%	4,650	1,241	275%
HNW and institutional accounts(1)	1,518	(16)	NM	2,538	2,336	9%
Retail managed accounts	543	69	687%	1,094	481	127%
Total separate account net inflows	2,061	53	NM	3,632	2,817	29%
Total net inflows	$5,254	$788	567%	$8,282	$4,058	104%

(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Net inflows totaled $5.3 billion in the second quarter of fiscal 2010 compared to $0.8 billion in the second quarter of fiscal 2009. Open-end fund net inflows of $3.7 billion and $1.9 billion in the second quarter of fiscal 2010 and 2009, respectively, reflect gross inflows of $8.2 billion and $5.5 billion, respectively, net of redemptions of $4.5 billion and $3.6 billion in the second quarter of fiscal 2010 and 2009, respectively. Closed-end fund net inflows in the second quarter of fiscal 2010 reflect $96.3 million in increased portfolio leverage and $55.0 million of reinvested dividends. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $0.6 billion and $1.1 billion in the second quarter of fiscal 2010 and 2009, respectively. Approximately $0.1 billion and $0.8 billion of private fund outflows in the second quarter of fiscal 2010 and 2009, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in private funds reflect paydowns necessary to maintain minimum debt coverage ratios.

Separate account net inflows totaled $2.1 billion in the second quarter of fiscal 2010 compared to net inflows of $0.1 billion in the second quarter of fiscal 2009. High-net-worth and institutional account net inflows totaled $1.5 billion in the second quarter of fiscal 2010 compared to no net inflows in the second quarter of fiscal 2009, reflecting gross inflows of $3.6 billion and $1.6 billion in the second quarter of fiscal 2010 and 2009, respectively, net of redemptions of $2.1 billion and $1.6 billion, respectively. Retail managed account net inflows totaled $0.5 billion and $0.1 billion in the second quarter of fiscal 2010 and 2009, respectively, reflecting gross inflows of $1.8 billion and $2.2 billion, respectively, net of redemptions of $1.3 billion and $2.1 billion, respectively.

The following table summarizes the asset flows by investment category for the three and six months ended April 30, 2010 and 2009:

Asset Flows

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2010	2009	% Change	2010	2009	% Change
Equity fund assets — beginning	$56,606	$46,591	21%	$54,779	$51,956	5%
Sales/inflows	3,425	3,513	–3%	6,723	8,302	–19%
Redemptions/outflows	(2,985)	(3,497)	–15%	(6,165)	(7,027)	–12%
Exchanges	(12)	(53)	–77%	449	(87)	NM
Market value change	3,963	583	580%	5,211	(6,007)	NM
Equity fund assets — ending	60,997	47,137	29%	60,997	47,137	29%
Fixed income fund assets — beginning	26,697	19,851	34%	24,970	20,382	23%
Sales/inflows	3,827	1,388	176%	6,406	2,786	130%
Redemptions/outflows	(1,678)	(1,051)	60%	(3,155)	(2,442)	29%
Exchanges	(11)	57	NM	110	86	28%
Market value change	548	1,006	–46%	1,052	439	140%
Fixed income fund assets — ending	29,383	21,251	38%	29,383	21,251	38%
Floating-rate bank loan fund assets — beginning	16,879	12,466	35%	16,452	13,806	19%
Sales/inflows	1,279	948	35%	2,227	1,745	28%
Redemptions/outflows	(675)	(566)	19%	(1,386)	(2,123)	–35%
Exchanges	20	16	25%	27	(8)	NM
Market value change	236	922	–74%	419	366	14%
Floating-rate bank loan fund assets — ending	17,739	13,786	29%	17,739	13,786	29%
Total long-term fund assets — beginning	100,182	78,908	27%	96,201	86,144	12%
Sales/inflows	8,531	5,849	46%	15,356	12,833	20%
Redemptions/outflows	(5,338)	(5,114)	4%	(10,706)	(11,592)	–8%
Exchanges	(3)	20	NM	586	(9)	NM
Market value change	4,747	2,511	89%	6,682	(5,202)	NM
Total long-term fund assets — ending	108,119	82,174	32%	108,119	82,174	32%
Separate accounts — beginning	59,993	42,236	42%	57,278	35,831	60%
Inflows — HNW and institutional	3,571	1,580	126%	6,269	5,011	25%
Outflows — HNW and institutional	(2,053)	(1,596)	29%	(3,731)	(2,675)	39%
Exchanges — HNW and institutional	—	—	NM	(579)	—	NM
Inflows — retail managed accounts	1,801	2,179	–17%	3,515	4,058	–13%
Outflows — retail managed accounts	(1,258)	(2,110)	–40%	(2,421)	(3,577)	–32%
Market value change	4,548	1,993	128%	6,271	(1,219)	NM
Assets acquired	—	—	NM	—	6,853	NM
Separate accounts — ending	66,602	44,282	50%	66,602	44,282	50%
Cash management fund assets — ending	1,524	781	95%	1,524	781	95%
Assets under management — ending	$176,245	$127,237	39%	$176,245	$127,237	39%

Ending Assets Under Management by Asset Class

	April 30,
(in millions)	2010	% of Total	2009	% of Total	% Change
Open-end funds:
Class A	$38,894	22%	$29,134	23%	34%
Class B	2,124	1%	2,307	2%	–8%
Class C	9,504	6%	6,687	5%	42%
Class I	16,556	9%	6,271	5%	164%
Other(1)	1,128	1%	1,155	1%	–2%
Total open-end funds	68,206	39%	45,554	36%	50%
Private funds(2)	17,620	10%	17,213	13%	2%
Closed-end funds	23,817	14%	20,188	16%	18%
Total fund assets	109,643	63%	82,955	65%	32%
HNW and institutional account assets	42,959	24%	27,754	22%	55%
Retail managed account assets	23,643	13%	16,528	13%	43%
Total separate account assets	66,602	37%	44,282	35%	50%
Total	$176,245	100%	$127,237	100%	39%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 63 percent of total assets under management on April 30, 2010, down from 65 percent on April 30, 2009, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 37 percent of total assets under management on April 30, 2010, from 35 percent on April 30, 2009. The 12 percent increase in fund assets under management in the first six months of fiscal 2010 reflects annualized internal growth before deleveraging of 11 percent, market appreciation of $6.7 billion and net reductions in fund leverage of $0.6 billion. The 16 percent increase in separate account assets under management in the first six months of fiscal 2010 reflects annualized internal growth of 13 percent and market appreciation of $6.3 billion.

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

Average Assets Under Management by Asset Class(1)

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2010	2009	% Change	2010	2009	% Change
Open-end funds:
Class A	$37,651	$27,418	37%	$36,771	$27,593	33%
Class B	2,164	2,303	–6%	2,218	2,446	–9%
Class C	9,063	6,363	42%	8,749	6,438	36%
Class I	14,488	5,327	172%	13,252	4,915	170%
Other(2)	1,102	1,138	–3%	1,104	1,191	–7%
Total open-end funds	64,468	42,549	52%	62,094	42,583	46%
Private funds(3)	17,629	16,949	4%	17,768	18,153	–2%
Closed-end funds	23,549	19,627	20%	23,523	20,277	16%
Total fund assets	105,646	79,125	34%	103,385	81,013	28%
HNW and institutional account assets	40,636	26,337	54%	39,444	24,929	58%
Retail managed account assets	22,722	15,551	46%	22,066	15,278	44%
Total separate account assets	63,358	41,888	51%	61,510	40,207	53%
Total	$169,004	$121,013	40%	$164,895	$121,220	36%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands, except per share data)	2010	2009	% Change	2010	2009	% Change
Net income attributable to
Eaton Vance Corp. shareholders	$36,000	$25,753	40%	$82,242	$50,450	63%
Earnings per share:
Basic	$0.30	$0.22	36%	$0.69	$0.43	60%
Diluted	$0.29	$0.21	38%	$0.66	$0.42	57%
Operating margin	30%	23%	NM	31%	24%	NM

We reported net income attributable to Eaton Vance Corp. shareholders of $36.0 million, or $0.29 per diluted share, in the second quarter of fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $25.8 million, or $0.21 per diluted share, in the second quarter of fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $10.2 million, or $0.08 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $74.6 million, or 38 percent, primarily due to the 40 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 64 basis points in the second quarter of fiscal 2010 from 65 basis points in the second quarter of fiscal 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management.
•	An increase in expenses of $38.6 million, or 25 percent, due to increases in compensation expense, distribution expense, service fee expense and fund expenses offset by a decrease in the amortization of deferred sales commissions.
•	A decrease in interest income of $0.1 million, or 14 percent, reflecting a decrease in effective interest rates over the last twelve months.
•	A decrease in realized losses on investments of $1.0 million, reflecting improving markets.
•	A decrease in unrealized gains on investments in separate accounts of $1.0 million.
•	A decrease in impairment losses on investments in CDO entities of $1.2 million.
•	An increase in income taxes of $18.0 million, or 166 percent, reflecting the 98 percent increase in taxable income year-over-year.
•	An increase in the equity in net loss of affiliates of $0.2 million, reflecting decreases in the net income of Lloyd George Management and a private equity partnership.
•	An increase in net income attributable to non-controlling interests of $8.8 million, primarily reflecting an increase in the profitability of our majority owned subsidiaries and consolidated funds and an $8.2 million adjustment to the redemption value of redeemable non-controlling interests recognized in conjunction with the November 1, 2009 implementation of a new accounting standard on non-controlling interests.
•	An increase in weighted average diluted shares outstanding of 4.1 million shares, or 3 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $82.2 million, or $0.66 per diluted share, in the first six months of fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $50.5 million, or $0.42 per diluted share, in the first six months of fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $31.7 million, or $0.24 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $137.1 million, or 34 percent, primarily due to the 36 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 66 basis points in the first six months 2010 from 67 basis points in the first six months 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management.
•	An increase in expenses of $65.8 million, or 21 percent, due to increases in compensation expense, distribution expense and service fee expense offset by a decrease in the amortization of deferred sales commissions.
•	A decrease in interest income of $0.6 million, or 29 percent, reflecting a decrease in effective interest rates over the last twelve months.
•	An increase in realized gains on investments of $3.9 million, reflecting improving markets.
•	A decrease in unrealized gains on investments in separate accounts of $0.6 million.
•	A decrease in impairment losses on investments in CDO entities of $1.3 million.

•	An increase in income taxes of $32.2 million, or 114 percent, reflecting the 92 percent increase in taxable income year-over-year.
•	An increase in the equity in net income of affiliates of $1.9 million, reflecting an increase in the net income of a private equity partnership offset by a decrease in the net income of Lloyd George Management.
•	An increase in net income attributable to non-controlling interests of $13.5 million, primarily reflecting an increase in the profitability of our majority owned subsidiaries and consolidated funds and a $10.5 million adjustment to the redemption value of redeemable non-controlling interests recognized in conjunction with the November 1, 2009 implementation of a new accounting standard on non-controlling interests.
•	An increase in weighted average diluted shares outstanding of 4.1 million shares, or 3 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

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

The following table provides a reconciliation of operating income to adjusted operating income for the three and six months ended April 30, 2010 and 2009:

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Operating income	$81,089	$45,123	80%	$168,436	$97,122	73%
Operating income (losses) of consolidated funds	(446)	151	NM	(2,001)	58	NM
Stock-based compensation	11,761	9,682	21%	25,045	20,677	21%
Adjusted operating income	$92,404	$54,956	68%	$191,480	$117,857	62%
Adjusted operating margin	34%	28%		35%	29%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 64 and 66 basis points in the second quarter and first six months of fiscal 2010, respectively, compared to 65 and 67 basis points in the second quarter and first six months of fiscal 2009, respectively. The decrease in our average overall effective fee rate can be attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Investment advisory and administration fees	$212,141	$153,158	39%	$422,528	$313,670	35%
Distribution and underwriter fees	24,666	18,719	32%	49,700	39,802	25%
Service fees	34,453	25,641	34%	68,443	53,241	29%
Other revenue	1,693	871	94%	4,317	1,147	276%
Total revenue	$272,953	$198,389	38%	$544,988	$407,860	34%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 78 percent of total revenue in both the second quarter and first six months of fiscal 2010 compared to 77 percent in both the second quarter and first six months of fiscal 2009.

The increase in investment advisory and administration fees of 39 percent, or $59.0 million, in the second quarter of fiscal 2010 over the same period a year earlier can be primarily attributed to a 40 percent increase in average assets under management, partially offset by a reduction in our effective investment advisory and administration fee rate. Fund assets, which had an average effective fee rate of 62 basis points in the second quarter of fiscal 2010 compared to 61 basis points in the second quarter of fiscal 2009, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 30 basis points in the second quarter of fiscal 2010 and 32 basis points in the second quarter of fiscal 2009, increased as a percentage of total assets under management.

The increase in investment advisory and administration fees of 35 percent, or $108.9 million, in the first six months of fiscal 2010 over the same period a year earlier can be primarily attributed to a 36 percent increase in average assets under management, partially offset by a reduction in our effective investment advisory and administration fee rate. Fund assets, which had an average effective fee rate of 63 basis points in the first six months of fiscal 2010 compared to 61 basis points in the first six months of fiscal 2009, decreased as a percentage of total assets under management, while separately managed account assets, which had an average effective fee rate of 31 basis points in the first six months of fiscal 2010 and 33 basis points in the first six months of fiscal 2009, increased as a percentage of total assets under management. The increase in the Company’s fund average effective fee rate can be primarily attributed to the recognition of subordinated management fees associated with two of the Company’s CDO entities in the first quarter of fiscal 2010.

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

Distribution plan payments increased 27 percent, or $4.6 million, to $21.6 million in the second quarter of fiscal 2010 over the same period a year earlier, reflecting increases in average Class A, Class C and certain private equity fund assets subject to distribution fees partially offset by a decrease in average Class B assets subject to distribution fees. Class A share distribution fees increased by 43 percent, or $0.1 million, to $0.4 million, reflecting a 38 percent increase in average Class A share assets that are subject to distribution fees. Class C share distribution fees increased by 37 percent, or $4.0 million, to $15.0 million, reflecting an increase in average Class C share assets under management of 42 percent. Private fund distribution fees increased by 12 percent, or $0.1 million, to $1.3 million, reflecting an increase in average assets subject to distribution fees of 9 percent. Class B share distribution fees increased by 6 percent, or $0.3 million, to $4.7 million, reflecting distribution fee waivers associated with certain cash management funds in the first six months of fiscal 2009 partially offset by a 6 percent decrease in average Class B share assets under management. Underwriter fees and other distribution income increased 73 percent, or $1.3 million, to $3.1 million in the second quarter of fiscal 2010 over the same period a year earlier, primarily reflecting an increase of $1.2 million in underwriter fees received on sales of Class A shares.

Distribution plan payments increased 21 percent, or $7.5 million, to $43.5 million in the first six months of fiscal 2010 over the same period a year earlier, reflecting increases in average Class A, Class C and certain private equity fund assets subject to distribution fees partially offset by a decrease in average Class B assets subject to distribution fees. Class A share distribution fees increased by 46 percent, or $0.2 million, to $0.7 million, reflecting a 42 percent increase in average Class A share assets that are subject to distribution fees. Class C share distribution fees increased by 34 percent, or $7.6 million, to $30.0 million, reflecting an increase in average Class C share assets under management of 36 percent. Private fund distribution fees decreased by 3 percent, or $0.1 million, to $2.7 million, reflecting an decrease in average assets subject to distribution fees of 4 percent. Class B share distribution fees decreased by 4 percent, or $0.4 million, to $9.7 million, reflecting a 9 percent decrease in average Class B share assets under management. Underwriter fees and other distribution income increased 63 percent, or $2.4 million, to $6.2 million in the first six months of fiscal 2010 over the same period a year earlier, primarily reflecting an increase of $2.4 million in underwriter fees received on sales of Class A shares and a decrease of $0.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
Service fees, which are paid to Eaton Vance Distributors, Inc. pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific share classes of the funds (principally Classes A, B and C). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue increased 34 percent, or $8.8 million, to $34.5 million in the second quarter of fiscal 2010 over the same period a year earlier, primarily reflecting a 30 percent increase in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue increased 29 percent, or $15.2 million, to $68.4 million in the first six months of fiscal 2010 over the same period a year earlier, primarily reflecting a 24 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds and certain limited partnerships, increased by $0.8 million in the second quarter of fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue in the second quarter of fiscal 2010 includes $0.6 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.1 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in the second quarter of fiscal 2009.

Other revenue increased by $3.2 million in the first six months of fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue in the first six months of fiscal 2010 includes $2.2 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.8 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in the first six months of fiscal 2009.

Expenses

Operating expenses increased by 25 percent, or $38.6 million, in the second quarter of fiscal 2010 over the same period a year earlier and by 21 percent, or $65.8 million, in the first six months of fiscal 2010 over the same period a year earlier, reflecting increases in compensation expense, distribution expense, service fee expense, fund expenses and other expenses partially offset by a decrease in the amortization of deferred sales commissions, as more fully described below.

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Compensation of officers and employees:
Cash compensation	$76,187	$57,555	32%	$149,701	$116,186	29%
Stock-based compensation	11,902	9,682	23%	25,262	20,677	22%
Total compensation of officers and employees	88,089	67,237	31%	174,963	136,863	28%
Distribution expense	30,598	21,451	43%	59,709	43,507	37%
Service fee expense	29,593	20,827	42%	57,729	43,876	32%
Amortization of deferred sales commissions	8,376	9,523	–12%	16,335	19,080	–14%
Fund expenses	5,103	4,384	16%	9,396	9,416	0%
Other expenses	30,105	29,844	1%	58,420	57,996	1%
Total expenses	$191,864	$153,266	25%	$376,552	$310,738	21%

Compensation of officers and employees
Compensation expense increased by 31 percent, or $20.9 million, in the second quarter of fiscal 2010 over the same quarter a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives and stock-based compensation partially offset by a decrease in other compensation expense. Base compensation and employee benefits increased by 6 percent, or $2.1 million, primarily reflecting modest increases in base compensation associated with annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 86 percent, or $7.8 million, primarily reflecting an increase in gross sales of certain open-end funds that are currently compensated at a higher level. Operating income-based incentives increased by 74 percent, or $9.2 million, primarily reflecting the 80 percent increase in operating income. Stock-based compensation increased by 23 percent, or $2.2 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010. Other compensation expense decreased by $0.4 million, reflecting decreases in both signing bonuses and severance costs.

Compensation expense increased by 28 percent, or $38.1 million, in the first six months of fiscal 2010 over the same period a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives, stock-based compensation and other compensation expense. Base compensation and employee benefits increased by 4 percent, or $2.9 million, primarily reflecting modest increases in base compensation associated with annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 62 percent, or $11.7 million, primarily reflecting an increase in gross sales of certain open-end funds that are currently compensated at a higher level. Operating income-based incentives increased by 72 percent, or $18.8 million, primarily reflecting the 73 percent increase in operating income. Stock-based compensation increased by 22 percent, or $4.6 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010. Other compensation expense increased by $0.1 million, reflecting increases in miscellaneous compensation expenses unrelated to either signing bonuses or severance costs.

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

Distribution expense increased by 43 percent, or $9.1 million, to $30.6 million in the second quarter of fiscal 2010 over the same quarter a year earlier, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 46 percent, or $3.0 million, to $9.6 million in the second quarter of fiscal 2010 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements. Class A share commissions increased by 120 percent, or $1.8 million, to $3.3 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 38 percent, or $3.1 million, to $11.3 million in the second quarter of fiscal 2010, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements increased by 28 percent, or $0.9 million, to $4.1 million in the second quarter of fiscal 2010, reflecting higher closed-end fund managed assets on which these fees are paid. Other marketing expenses increased by 16 percent, or $0.3 million, to $2.3 million in the second quarter of fiscal 2010, primarily reflecting increases in other promotional activities, including industry conferences and conventions.

Distribution expense increased by 37 percent, or $16.2 million, to $59.7 million in the first six months of fiscal 2010 over the same period a year earlier, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 39 percent, or $5.0 million, to $17.8 million in the first six months of fiscal 2010 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements. Class A share commissions increased by 70 percent, or $2.6 million, to $6.4 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 34 percent, or $5.8 million, to $22.5 million in the first six months of fiscal 2010, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements increased by 22 percent, or $1.5 million, to $8.4 million in the first six months of fiscal 2010, reflecting higher closed-end fund managed assets on which these fees are paid. Other marketing expenses increased by 40 percent, or $1.3 million, to $4.6 million in the first six months of fiscal 2010, primarily reflecting increases in literature and literature fulfillment and other promotional activities, including industry conferences and conventions.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 42 percent, or $8.8 million, in the second quarter of fiscal 2010 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 32 percent, or $13.9 million, in the first six months of fiscal 2010 over the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 12 percent and 14 percent in the second quarter and first six months of fiscal 2010 over the same periods a year earlier, consistent with the overall declining trend in Class B share sales and assets. The ongoing shift in our sales mix away from share classes and funds with capitalized deferred sales commissions will likely result in a continuing reduction in amortization expense over time. In the second quarter of fiscal 2010, 23 percent of total amortization related to Class B shares, 56 percent to Class C shares and 21 percent to privately offered equity funds. In the second quarter of fiscal 2009, 35 percent of total amortization related to Class B shares, 40 percent to Class C shares and 25 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 16 percent, or $0.7 million, in the second quarter of fiscal 2010 over the same quarter a year earlier, primarily reflecting an increase in other fund-related expenses partially offset by a decrease in subadvisory fees. The increase in other fund-related expenses can be attributed to increases in certain fund subsidies and fund expenses for certain institutional funds for which we are paid an all-in management fee and bear the funds’ non-advisory expenses. The decrease in subadvisory fees can be attributed to the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009.

Fund expenses were flat in the first six months of fiscal 2010 in comparison with the same period a year earlier.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 1 percent, or $0.3 million, in the second quarter of fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $0.6 million, information technology expense of $0.9 million, consulting expense of $0.7 million, communications expense of $0.2 million and other corporate expenses of $0.6 million, offset by a decrease in facilities-related expenses of $2.7 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage cost. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in consulting expense can be attributed to increases in all external consulting categories, including audit and legal, while the increase in communications expense can be attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and other corporate taxes. The decrease in facilities-related expenses can be attributed to a decrease in rent associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location.

Other expenses increased by 1 percent, or $0.4 million, in the first six months of fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $0.8 million, information technology expense of $2.4 million, communications expense of $0.1 million and other corporate expenses of $1.6 million, offset by decreases in consulting expense of $0.6 million and facilities-related expenses of $3.8 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage cost. The increase in information technology expense can be attributed to an increase in outside data services, consulting and other costs incurred in conjunction with several significant system implementations. The increase in communications expense can be attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and other corporate taxes, as well as a $0.8 million increase in the amortization of intangible assets associated with the TABS acquisition and the purchase of additional non-controlling interests in our majority owned subsidiaries. The decrease in consulting expense can be attributed to a decrease in general consulting expense. The decrease in facilities-related expenses can be attributed to a decrease in rent associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location.

Other Income and Expense

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$716	$828	–14%	$1,486	$2,099	–29%
Interest expense	(8,411)	(8,407)	0%	(16,827)	(16,823)	0%
Realized gains (losses) on investments	(251)	(1,256)	–80%	1,497	(2,386)	NM
Unrealized gains on investments	1,802	2,839	–37%	2,595	3,153	–18%
Foreign currency gains (losses)	200	(25)	NM	334	36	828%
Impairment losses on investments	—	(1,162)	NM	—	(1,268)	NM
Total other income (expense)	$(5,944)	$(7,183)	–17%	$(10,915)	$(15,189)	–28%

Interest income decreased by $0.1 million and $0.6 million, or 14 percent and 29 percent, in the second quarter and first six months of fiscal 2010, respectively, compared to the same periods a year ago, primarily due to a decrease in effective interest rates.

Interest expense was flat year-over-year for both the three and six month periods, reflecting interest accrued on our fixed-rate senior notes.

In the second quarter of fiscal 2010 and 2009, we recognized realized losses on investments totaling $0.3 million and $1.3 million, respectively, representing losses related to seed investments in separately managed accounts and other corporate investments. In the first six months of fiscal 2010, we recognized gains of $1.5 million compared to realized losses of $2.4 million in the first six months of fiscal 2009. Unrealized gains on investments of $1.8 million and $2.8 million in the second quarter of fiscal 2010 and 2009, respectively, and $2.6 million and $3.2 million in the first six months of fiscal 2010 and 2009, respectively, also relate to seed investments in separately managed accounts and other corporate investments.

We recognized impairment losses of $1.2 million and $1.3 million in the second quarter and first six months of fiscal 2009 related to a cash flow instrument CDO entity and a synthetic CDO entity. The impairment losses associated with the cash instrument CDO entity resulted from a decrease in estimated future cash flows from the CDO entity due to an increase in the default rate of the underlying loan portfolio. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero in the second quarter of fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 38.4 percent and 38.4 percent in the second quarter and first six months of fiscal 2010, respectively, compared to 28.6 percent and 34.6 percent in the second quarter and first six months of fiscal 2009, respectively. The increase in our overall effective tax rate in both the second quarter and first six months of fiscal 2010 over the same periods a year ago can be primarily attributed to the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense of $3.4 million in the second quarter of fiscal 2009.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the second quarter and first six months of fiscal 2010 primarily reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership, a 30 percent interest in Eaton Vance Real Estate Fund and a 49.7 percent interest in Eaton Vance Emerging Markets Local Income Fund. Equity in net loss of affiliates, net of tax, increased by $0.2 million in the second quarter of fiscal 2010 over the same period a year earlier, primarily due to losses recognized by the private equity partnership and a decrease in the net income of Lloyd George Management. Equity in net income of affiliates, net of tax, increased by $1.9 million in the first six months of fiscal 2010 over the same period a year earlier, primarily due to gains recognized by the private equity partnership partially offset by a decrease in the income of Lloyd George Management.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests increased by $8.8 million and $13.5 million in the second quarter and first six months of fiscal 2010 over the same periods a year earlier, primarily reflecting an increase in the profitability of our majority owned subsidiaries and adjustments totaling $8.2 million and $10.5 million to the redemption value of non-controlling interests redeemable at other than fair value in the second quarter and first six months of fiscal 2010, respectively, in conjunction with the adoption of a new accounting standard on non-controlling interests on November 1, 2009. The standard requires that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling interests in our consolidated statements of income.

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

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on April 30, 2010 and October 31, 2009 and for the six months ended April 30, 2010 and 2009.

Balance Sheet and Cash Flow Data

(in thousands)	April 30, 2010	October 31, 2009
Balance sheet data:
Assets:
Cash and cash equivalents	$323,715	$310,586
Short-term investments	—	49,924
Investment advisory fees and other receivables	118,048	107,975
Total liquid assets	$441,763	$468,485

Long-term investments	$191,206	$133,536
Deferred income taxes — long-term	112,447	97,044

Liabilities:
Deferred income taxes — current	$19,757	$15,580
Long-term debt	500,000	500,000

	Six Months Ended April 30,
(in thousands)	2010	2009
Cash flow data:
Operating cash flows	$86,761	$41,786
Investing cash flows	(19,911)	48,329
Financing cash flows	(53,484)	(27,088)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments as of October 31, 2009 consisted of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 39 percent and 44 percent of total assets on April 30, 2010 and October 31, 2009, respectively.

The $26.7 million decrease in liquid assets in the first six months of fiscal 2010 can be attributed to a decrease of $49.9 million in short-term investments offset by an increase in cash and cash equivalent balances of $13.1 million and an increase in investment advisory fees and other receivables of $10.1 million. The decrease in short-term investments can be attributed to the deconsolidation of a cash management fund in the second quarter of fiscal 2010. The increase in cash and cash equivalent balances in the first six months of fiscal 2010 primarily reflects net cash provided by operating activities of $86.8 million and proceeds from the issuance of Non-Voting Common Stock of $26.5 million offset by the payment of $37.8 million of dividends to shareholders, the repurchase of $44.6 million of Non-Voting Common Stock, the use of $11.0 million to purchase available-for-

sale securities (net of proceeds received on the sale of available-for-sale securities) and the payment of $8.8 million in contingent payments to the sellers of TABS in the second quarter of fiscal 2010. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the second quarter of fiscal 2010 compared to the end of fiscal 2009.

On April 30, 2010, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On April 30, 2010, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $86.8 million in the first six months of fiscal 2010, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted. We do not anticipate raising new capital in the near future.

Income Taxes

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and expenses incurred in the launch of new closed-end funds, which are capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008, offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed end fund expenses. The net current deferred tax liability of $19.8 million as of April 30, 2010 principally represents the current portion of the remaining $32.3 million deferred tax liability associated with the change in accounting method.

Taxes payable at April 30, 2010 included a prepaid balance of $29.8 million and a long-term payable of $9.6 million, which are included in current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. Taxes payable at October 31, 2009 included a prepaid balance of $8.7 million and a long-term payable of $1.4 million, which are included in other current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. The net change in total taxes payable in the first six months of fiscal 2010 reflects a current tax provision totaling $72.7 million offset by $81.3 million of income taxes paid and the recognition of $4.2 million of excess tax benefits associated with stock option exercises in the first six months of fiscal 2010.

Contractual Obligations

The following table details our future contractual obligations as of April 30, 2010:

	Payments due
(in millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases — facilities and equipment(1)	$424	$19	$37	$37	$331
Senior notes	500	—	—	—	500
Interest payment on senior notes	244	33	65	65	81
Investment in private equity partnership	2	2	—	—	—
Payments to non-controlling interest holders of majority owned subsidiaries	9	9	—	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,189	$63	$112	$102	$912

(1)	Minimum payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of April 30, 2010, we had invested $12.8 million of the maximum $15.0 million of committed capital.

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

In conjunction with our adoption of a new non-controlling interest accounting standard, we have presented all redeemable non-controlling interests at redemption value on our balance sheet as of April 30, 2010. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $54.8 million on April 30, 2010 compared to $43.9 million on October 31, 2009.

In May 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell to us an additional interest in Parametric Portfolio Associates for $9.0 million. The transaction, which is included in the table above, will increase our ownership interest from 92.4 percent to 94.3 percent when the payment is made at the end of May. The payment will be treated as an equity transaction and will reduce redeemable non-controlling interests at closing.

On December 31, 2008, the Company acquired the TABS business of MD Sass, a privately held investment manager based in New York, New York. The Company paid $30.9 million in cash to acquire the TABS business, including costs associated with the acquisition. All future payments will be paid in cash. In conjunction with the acquisition, the Company recorded $44.8 million of intangible assets and a contingent purchase price liability of $13.9 million. The Company made a contingent payment in the second quarter of fiscal 2010 equal to $8.8 million. The Company will be obligated to make six additional annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. The amount of each contingent payment is based upon a prescribed multiple of revenue. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved.

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

Cash provided by operating activities totaled $86.8 million in the first six months of fiscal 2010, an increase of $45.0 million from the $41.8 million reported in the first six months of fiscal 2009. Net income increased by $45.3 million to $97.5 million in the first six months of fiscal 2010 from $52.3 million in the first six months of fiscal 2009. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net investment gains of $5.7 million in the first six months of fiscal 2010, compared to net investment losses of $0.5 million in the first six months of fiscal 2009. We also adjusted net income for the activities of our equity-method affiliates which contributed income of $0.1 million in the first six months of fiscal 2010 compared to a loss of $4.4 million in the first six months of fiscal 2009. Timing differences in the cash settlement of our short-term and long-term receivables and payables reduced cash provided by operating activities by $40.2 million and $42.3 million in the first six months of fiscal 2010 and 2009, respectively. Other significant sources and uses of cash include net cash inflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which increased net cash provided by operating activities by $9.2 million in the first six months of fiscal 2010 compared to a reduction of $1.3 million in the first six months 2009, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $15.8 million and $4.5 million in the first six months of fiscal 2010 and 2009, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions, other intangible assets and debt issuance costs, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $41.4 million in the first six months of fiscal 2010 from $31.1 million in the first six months of fiscal 2009, reflecting increases in stock-based compensation and other depreciation and amortization offset by decreases in the amortization of deferred sales commissions and the net change in deferred income taxes. The increase in other depreciation and amortization can be primarily attributed to an increase in depreciation expense associated with tenant improvements associated with our move to new corporate headquarters and the amortization of intangible assets associated with the TABS acquisition.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available for sale investments in our sponsored funds that we do not consolidate. Cash used for investing activities totaled $19.9 million in the first six months of fiscal 2010 compared to cash provided by investing activities of $48.3 million in the first six months of fiscal 2009.

In the first six months of fiscal 2010, additions to equipment and leasehold improvements totaled $5.6 million, compared to $35.9 million in the first six months of fiscal 2009. Additions in the first six months of fiscal 2009 reflect tenant improvements made in conjunction with our move to new corporate headquarters. The acquisition of TABS resulted in a net cash payment of $30.4 million in the first six months of fiscal 2009 as more fully described in “Contractual Obligations” above. In fiscal 2010, the Company made $8.8 million in contingent payments to the sellers of TABS under the terms of the 2009 acquisition agreement. In the first six months of fiscal 2010, net purchases and sales of available-for-sale investments reduced investing cash flows by $11.0 million compared to a contribution of $119.6 million in the comparable period a year earlier.

In October 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund under which the fund may borrow up to $15.0 million. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on December 16, 2009, the Note was extended until December 15, 2010. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. In the first six months of fiscal 2010, the sponsored private equity fund made payments on the Note totaling $5.5 million, bringing the remaining balance to $2.5 million on April 30, 2010. We have classified the Note as a component of current assets in our Consolidated Balance Sheet as of April 30, 2010.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash used for financing activities totaled $53.5 million and $27.1 million in the first six months of fiscal 2010 and 2009, respectively.

In the first six months of fiscal 2010, we repurchased and retired a total of 1.4 million shares of our Non-Voting Common Stock for $44.6 million under our authorized repurchase programs and issued 2.5 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $26.5 million. We have authorization to purchase an additional 7.1 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.32 in the first six months of fiscal 2010, compared to $0.31 in the first six months of fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Level 1
Investments valued using unadjusted quoted market prices in active markets for identical assets at the reporting date. Assets classified as Level 1 include debt and equity securities held in the portfolio of consolidated funds and separate accounts that are classified as trading and investments in sponsored mutual funds that are classified as available-for-sale.

Level 2
Investments valued using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements within country specific market proxies. Investments in this category include commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds.

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

Redeemable Non-controlling Interests at Fair Value
Redeemable non-controlling interests at fair value consist of interests in our consolidated funds and interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at redemption value and changes in the redemption value of these interests are recognized as increases or decreases to additional paid in capital.

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

Accounting Developments

VIEs
In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

Derivatives
In March 2010, the FASB amended its derivatives and hedging guidance to clarify the embedded credit derivative scope exception guidance. The amended guidance clarifies that the scope exception applies to contracts that contain an embedded credit derivative that is only in the form of subordination of one financial instrument to the other. As a result, the embedded credit derivative feature within contracts may need to be separately accounted for. The amended guidance is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2009.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2010. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2009 and the first six months 2010 to maintain minimum debt coverage ratios amidst declining markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter 2010:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2010 through February 28, 2010	200,000	$28.82	200,000	7,689,953
March 1, 2010 through March 31, 2010	263,785	$32.78	263,785	7,426,168
April 1, 2010 through April 30, 2010	362,737	$34.71	362,737	7,063,431
Total	826,522	$32.67	826,522	7,063,431

(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: June 4, 2010	/s/Robert J. Whelan
(Signature) Robert J. Whelan Chief Financial Officer

DATE: June 4, 2010	/s/Laurie G. Hylton
(Signature) Laurie G. Hylton Chief Accounting Officer