Form 10-Q
period 2010-07-31
EATON VANCE CORP
filed 2010-09-03
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the quarterly period ended July 31, 2010
or ☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the transition period from to

Commission file no. 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two International Place, Boston, Massachusetts 02110
(Address of principal executive offices) (zip code)

(617) 482-8260
(Registrant’s telephone number, including area code)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

Shares outstanding as of July 31, 2010:

Voting Common Stock — 399,240 shares

Non-Voting Common Stock — 117,736,966 shares

Eaton Vance Corp.
Form 10-Q
As of July 31, 2010 and for the
Three and Nine Month Periods Ended July 31, 2010

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2010	October 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$384,931	$310,586
Short-term investments	—	49,924
Investment advisory fees and other receivables	113,811	107,975
Other current assets	11,753	19,677
Total current assets	510,495	488,162
Other Assets:
Long-term investments	205,554	133,536
Goodwill	135,786	135,786
Other intangible assets, net	74,972	80,834
Deferred income taxes	124,189	97,044
Equipment and leasehold improvements, net	71,742	75,201
Deferred sales commissions	49,917	51,966
Note receivable from affiliate	—	8,000
Other assets	4,072	4,538
Total other assets	666,232	586,905
Total assets	$1,176,727	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2010	October 31, 2009
Liabilities, Temporary Equity and Permanent Equity
Current Liabilities:
Accrued compensation	$88,543	$85,273
Accounts payable and accrued expenses	62,760	51,881
Dividend payable	18,905	18,812
Deferred income taxes	18,856	15,580
Contingent purchase price liability	5,079	13,876
Other current liabilities	8,078	2,902
Total current liabilities	202,221	188,324
Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	44,065	35,812
Total long-term liabilities	544,065	535,812
Total liabilities	746,286	724,136
Commitments and contingencies (See Note 19)	—	—
Temporary Equity:
Redeemable non-controlling interests	46,075	43,871
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 431,790 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,736,966 and 117,087,810 shares, respectively	460	457
Additional paid in capital	53,262	44,786
Notes receivable from stock option exercises	(2,794)	(3,078)
Accumulated other comprehensive loss	(1,208)	(1,394)
Retained earnings	334,174	266,196
Total Eaton Vance Corp. shareholders’ equity	383,896	306,969
Non-redeemable non-controlling interests	470	91
Total permanent equity	384,366	307,060
Total liabilities, temporary equity and permanent equity	$1,176,727	$1,075,067

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2010	2009	2010	2009
Revenue:
Investment advisory and administration fees	$214,752	$175,167	$637,280	$488,837
Distributions and underwriter fees	24,341	21,719	74,041	61,521
Service fees	34,243	29,862	102,686	83,103
Other revenue	(257)	1,625	4,060	2,772
Total revenue	273,079	228,373	818,067	636,233
Expenses:
Compensation of officers and employees	86,079	77,316	261,042	214,179
Distribution expense	33,771	25,386	93,480	68,893
Service fee expense	28,906	24,151	86,635	68,027
Amortization of deferred sales commissions	9,187	8,319	25,522	27,399
Fund expenses	6,267	5,230	15,663	14,646
Other expenses	30,107	28,738	88,527	86,734
Total expenses	194,317	169,140	570,869	479,878
Operating income	78,762	59,233	247,198	156,355
Other Income (Expense):
Interest income	719	857	2,205	2,956
Interest expense	(8,413)	(8,446)	(25,240)	(25,269)
Realized gains (losses) on investments	6,445	(375)	7,942	(2,761)
Unrealized gains (losses) on investments	(5,132)	3,499	(2,537)	6,652
Foreign currency gains (losses)	(22)	93	312	129
Impairment losses on investments	—	(369)	—	(1,637)
Income before income taxes and equity in net income (loss) of affiliates	72,359	54,492	229,880	136,425
Income taxes	(28,889)	(21,507)	(89,414)	(49,833)
Equity in net income (loss) of affiliates, net of tax	10	(163)	543	(1,504)
Net income	43,480	32,822	141,009	85,088
Net income attributable to non-controlling interests	(1,730)	(1,599)	(17,017)	(3,415)
Net income attributable to Eaton Vance Corp. shareholders	$41,750	$31,223	$123,992	$81,673
Earnings Per Share:
Basic	$0.35	$0.27	$1.05	$0.70
Diluted	$0.34	$0.25	$0.99	$0.68
Weighted Average Shares Outstanding:
Basic	116,549	116,410	116,541	116,092
Diluted	122,612	121,797	122,996	119,933
Dividends Declared Per Share	$0.160	$0.155	$0.480	$0.465

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Net income	$43,480	$32,822	$141,009	$85,088
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income tax expense of $40, $39, $119 and $118, respectively	72	72	216	217
Unrealized holding gains (losses) on investments, net of income tax benefit (expense) of $473, $(1,667), $(171) and $(1,613), respectively	(762)	2,472	164	2,780
Foreign currency translation adjustments, net of income tax benefit (expense) of $(77), $(243), $87 and $(110), respectively	58	407	(194)	203
Total comprehensive income	42,848	35,773	141,195	88,288
Comprehensive income attributable to non-controlling interests	(1,730)	(1,599)	(17,017)	(3,415)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$41,118	$34,174	$124,178	$84,873

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	123,992	883	124,875	16,134
Other comprehensive income	—	—	—	—	186	—	—	186	—
Dividends declared	—	—	—	—	—	(56,836)	—	(56,836)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	6	28,849	(1,063)	—	—	—	27,792	—
Under employee stock purchase plan	—	1	3,887	—	—	—	—	3,888	—
Under employee incentive plan	—	1	2,873	—	—	—	—	2,874	—
Under restricted stock plan	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	36,897	—	—	—	—	36,897	—
Tax benefit of stock option exercises	—	—	4,917	—	—	—	—	4,917	—
Repurchase of Voting Common Stock	—	—	(96)	—	—	—	—	(96)	—
Repurchase of Non-Voting Common Stock	—	(9)	(68,750)	—	—	—	—	(68,759)	—
Principal repayments	—	—	—	1,347	—	—	—	1,347	—
Subscriptions (redemptions/ distributions) of non-controlling interest holders	—	—	—	—	—	—	(499)	(499)	(139)
Deconsolidation	—	—	—	—	—	—	—	—	(1,831)
Reclass to temporary equity	—	—	—	—	—	—	(5)	(5)	5
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	(11,244)
Other changes in non-controlling interests	—	—	(101)	—	—	822	—	721	(721)
Balance, July 31, 2010	$2	$460	$53,262	$(2,794)	$(1,208)	$334,174	$470	$384,366	$46,075

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2008	$2	$451	$—	$(4,704)	$(5,135)	$187,904	$—	$178,518	$72,137
Net income	—	—	—	—	—	81,673	65	81,738	3,350
Other comprehensive income	—	—	—	—	3,200	—	—	3,200	—
Dividends declared	—	—	—	—	—	(54,480)	—	(54,480)	—
Issuance of Voting Common Stock	—	—	86	—	—	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	3	10,689	(988)	—	—	—	9,704	—
Under employee stock purchase plan	—	—	4,082	—	—	—	—	4,082	—
Under employee incentive plan	—	1	3,612	—	—	—	—	3,613	—
Under restricted stock plan	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	31,318	—	—	—	—	31,318	—
Tax benefit of stock option exercises	—	—	9,671	—	—	—	—	9,671	—
Repurchase of Non-Voting Common Stock	—	(2)	(12,401)	—	—	—	—	(12,403)	—
Principal repayments	—	—	—	2,520	—	—	—	2,520	—
Subscriptions (redemptions/ distributions) of non-controlling interest holders	—	—	—	—	—	—	(18)	(18)	(5,851)
Deconsolidation	—	—	—	—	—	—	—	—	(4,461)
Purchase of non-controlling interests	—	—	—	—	—	17,051	—	17,051	(17,051)
Other changes in non-controlling interests	—	—	—	—	—	2,084	—	2,084	(2,437)
Balance, July 31, 2009	$2	$457	$47,057	$(3,172)	$(1,935)	$234,232	$47	$276,688	$45,687

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2010	2009
Cash and cash equivalents, beginning of period	$310,586	$196,923
Cash Flows From Operating Activities:
Net income	141,009	85,088
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on investments	(4,776)	(3,006)
Amortization of long-term investments	528	1,847
Equity in net (income) loss of affiliates	(876)	2,388
Dividends received from affiliates	1,313	2,944
Amortization of debt issuance costs	759	529
Deferred income taxes	(24,030)	(33,403)
Stock-based compensation	36,897	31,473
Depreciation and other amortization	17,184	15,285
Amortization of deferred sales commissions	25,507	27,399
Payment of capitalized sales commissions	(27,254)	(15,072)
Contingent deferred sales charges received	3,787	6,203
Proceeds from the sale of trading investments	80,761	35,720
Purchase of trading investments	(86,344)	(38,151)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(6,091)	17,068
Other current assets	2,081	1,982
Other assets	34	(427)
Accrued compensation	3,304	(31,723)
Accounts payable and accrued expenses	11,119	(447)
Taxes payable – current	13,933	(4,161)
Other current liabilities	1,317	1,708
Other long-term liabilities	88	6,797
Net cash provided by operating activities	190,250	110,041
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(7,958)	(42,075)
Net cash paid in acquisition	(8,797)	(29,017)
Payments received on note receivable from affiliate	8,000	—
Issuance of note receivable to affiliate	—	(5,000)
Proceeds from the sale of available-for-sale investments and investments in affiliates	21,279	122,975
Purchase of available-for-sale investments and investments in affiliates	(31,452)	(9,902)
Net cash (used for) provided by investing activities	(18,928)	36,981

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2010	2009
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(6,288)	(4,248)
Purchase of additional non-controlling interests	(11,244)	(17,075)
Excess tax benefit of stock option exercises	4,917	9,671
Proceeds from issuance of Voting Common Stock	—	86
Proceeds from issuance of Non-Voting Common Stock	34,558	17,402
Repurchase of Voting Common Stock	(96)	—
Repurchase of Non-Voting Common Stock	(68,759)	(12,403)
Principal repayments on notes receivable from stock option exercises	1,347	2,520
Dividends paid	(56,747)	(54,219)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	5,706	2,034
Redemption of mutual fund subsidiaries’ capital stock	(57)	(3,654)
Net cash used for financing activities	(96,663)	(59,886)
Effect of currency rate changes on cash and cash equivalents	(314)	(263)
Net increase in cash and cash equivalents	74,345	86,873
Cash and cash equivalents, end of period	$384,931	$283,796
Supplemental Cash Flow Information:
Interest paid	$24,481	$24,481
Income taxes paid	$94,838	$76,837
Supplemental Non-Cash Flow Information:
Supplemental Non-Cash Flow Information from Investing Activities:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(1,625)	$(4,442)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(1,831)	$(4,461)
Increase in fixed assets due to non-cash fixed asset additions	$3,088	$4,746
Supplemental Non-Cash Flow Information from Financing Activities:
Exercise of stock options through issuance of notes receivable	$1,063	$988

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

3. Revisions to Amounts Previously Presented

Certain prior year amounts have been revised or reclassified to conform to the current year presentation, including those required by the retrospective adoption of new authoritative accounting guidance related to earnings per share and non-controlling interests in subsidiaries. Accordingly, the purchase of non-controlling interests, which was classified as an investing activity under previous guidance, has been reclassified as a financing activity under current guidance for all periods presented. Cash flow activity for the nine months ended July 31, 2009 has been corrected to reclassify activity related to the note receivable from affiliate from a financing activity to an investing activity. These revisions resulted in revised cash provided by investing activities of $37.0 million ($24.9 million previously reported) and revised cash used for financing activities of $59.9 million ($47.8 million previously reported) for the nine months ended July 31, 2009.

4. Adoption of New Accounting Standards

The Company adopted the following accounting standards in the nine months ended July 31, 2010:

Earnings per Share

On November 1, 2009, the Company adopted a new accounting standard relating to the computation of earnings per share. The standard specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of this new accounting standard reduced diluted earnings per share for the three months ended July 31, 2009 by $0.01 from the $0.26 that was previously reported to $0.25. The adoption of this new standard had no impact on the calculation of basic earnings per share for the three months ended July 31, 2009 or on the calculation of basic or diluted earnings per share for the nine months ended July 31, 2009.

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

5. Future Accounting Pronouncements

VIEs

In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies, such as the privately offered equity funds in which the Company invests. The Company is currently evaluating the potential impact on its Consolidated Financial Statements of the accounting changes related to entities not contemplated in the deferral.

6. Acquisitions

Tax Advantaged Bond Strategies (“TABS”)

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

During the second quarter of fiscal 2010, the Company made its first contingent payment of $8.8 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2009. The payment reduced the contingent purchase price liability. The Company will be obligated to make six additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash and will first reduce the remaining contingent purchase price liability. Once the contingent purchase price liability has been utilized any remaining contingent payments will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Parametric Portfolio Associates

On May 14, 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) to sell units representing a 1.9 percent capital ownership interest in Parametric Portfolio Associates for $9.0 million to the Company. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2009. As a result of the transaction, the Company’s capital ownership increased from 92.4 percent to 94.3 percent and the Company’s profit interest increased from 85.8 percent to 88.9 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interests.

Parametric Risk Advisors

On July 6, 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors LLC (“Parametric Risk Advisors”) to sell units representing an 11 percent ownership interest in Parametric Risk Advisors for $2.2 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve month period ended April 30, 2010. As a result of the transaction, the Company’s ownership interest increased from 40 percent to 51 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interest.

7. Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2010 and October 31, 2009:

July 31, 2010

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.0	$109,177	$(40,913)	$68,264
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(40,913)	$74,972

October 31, 2009

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.8	$109,177	$(35,051)	$74,126
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(35,051)	$80,834

Amortization expense was $2.0 million and $1.9 million for the three months ended July 31, 2010 and 2009, respectively, and $5.9 million and $5.0 million for the nine months ended July 31, 2010 and 2009, respectively.

8. Investments

The following is a summary of investments at July 31, 2010 and October 31, 2009:

(in thousands)	July 31, 2010	October 31, 2009
Short-term investments:
Consolidated funds:
Commercial paper	$—	$20,800
Debt securities	—	29,124
Total short-term investments	$—	$49,924

(in thousands)	July 31, 2010	October 31, 2009
Long-term investments:
Consolidated funds:
Debt securities	$41,899	$15,129
Equity securities	37,870	11,913
Separately managed accounts:
Debt securities	28,016	31,797
Equity securities	12,478	10,450
Corporate bonds	4,594	—
Sponsored funds	41,310	32,405
Collateralized debt obligation entities	1,538	2,066
Investments in affiliates	30,340	22,267
Other investments	7,509	7,509
Total long-term investments	$205,554	$133,536

Investments classified as trading

The following is a summary of the cost and fair value of investments held in the portfolios of consolidated funds, separately managed accounts and corporate bonds held by the Company classified as trading at July 31, 2010 and October 31, 2009:

July 31, 2010
(in thousands)	Cost	Fair Value
Long-term investments:
Debt securities	$69,190	$74,509
Equity securities	50,257	50,348
Total long-term investments	$119,447	$124,857

October 31, 2009
(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$20,800	$20,800
Debt securities	29,394	29,124
Total short-term investments	$50,194	$49,924
Long-term investments:
Debt securities	$43,370	$46,926
Equity securities	21,305	22,363
Total long-term investments	$64,675	$69,289

Gross realized and unrealized gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds have been reported in income as a component of other revenue. Gross realized and unrealized gains and losses on the Company’s investments in corporate bonds and on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income as a component of realized gains (losses) and unrealized gains (losses) on investments (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

The Company recognized $0.5 million of realized gains and $1.4 million of realized losses related to investments classified as trading for the three months ended July 31, 2010. The Company recognized $1.9 million of realized gains and $3.0 million of realized losses related to investments classified as trading for the nine months ended July 31, 2010. The Company had $7.8 million of unrealized gains and $2.4 million of unrealized losses related to trading securities held at July 31, 2010.

During the second quarter of fiscal 2010, the Company deconsolidated its short-term investment in Eaton Vance Short-Term Income Fund (“EVSI”) upon the closing of the fund. The underlying portfolio holdings were transferred to the Company as a redemption-in-kind.

During the third quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Commodity Strategy Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in the fund is now classified as available-for-sale.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at July 31, 2010 and October 31, 2009:

July 31, 2010

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$39,021	$2,385	$(96)	$41,310
Total long-term investments	$39,021	$2,385	$(96)	$41,310

October 31, 2009

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$30,414	$2,073	$(82)	$32,405
Total long-term investments	$30,414	$2,073	$(82)	$32,405

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive loss, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $0.1 million as of July 31, 2010 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $2.4 million at July 31, 2010.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three and nine months ended July 31, 2010 and 2009. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2010	2009	2010	2009
Gains	$26	$703	$2,109	$703
Losses	—	(131)	(40)	(365)
Net realized gains (losses)	$26	$572	$2,069	$338

Investments in collateralized debt obligation entities

The Company has not recognized any impairment losses to date in fiscal 2010. The Company recognized impairment losses totaling $0.4 million in the third quarter of fiscal 2009, representing losses related to two of the Company’s cash instrument collateralized debt obligation (“CDO”) entities, and impairment losses of $1.6 million in the first nine months of fiscal 2009, representing losses relating to two of the Company’s cash instrument CDO entities and a synthetic CDO entity. The impairment losses associated with the cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities due to an increase in the default rate of the underlying loan portfolios. The impairment loss associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $7.8 million and $8.3 million at July 31, 2010 and October 31, 2009, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $13.1 million and $12.5 million at July 31, 2010 and October 31, 2009, respectively.

The Company has a 26 percent equity interest in Eaton Vance Emerging Markets Local Income Fund. The Company’s $9.4 million investment in the fund at July 31, 2010 was equal to its share of the underlying assets.

The Company had a 27 percent interest in Eaton Vance Enhanced Equity Option Income Fund as of October 31, 2009. As of July 31, 2010, the Company’s interest in this fund had dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

During the second quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Real Estate Fund when its ownership percentage fell below 50 percent. The Company had a 30 percent interest in the Fund as of April 30, 2010 and accounted for it under the equity method of accounting. As of July 31, 2010, the Company’s interest in this fund had dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended July 31, 2010 and October 31, 2009, respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital Management Company, LLC (“Atlanta Capital”), for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at July 31, 2010. Management believes that the fair value of its other investments approximates their carrying value.

9. Fair Value Measurements

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

The Company recognizes transfers between levels at the end of each quarter. There were no material transfers between Level 1 and Level 2 during the nine months ended July 31, 2010.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at July 31, 2010.

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value(1)	Total
Cash equivalents	$297	$195,793	$—	$—	$196,090
Total cash equivalents	$297	$195,793	$—	$—	$196,090
Long-term investments:
Consolidated funds:
Debt securities	$9,996	$31,903	$—	$—	$41,899
Equity securities	13,795	24,075	—	—	37,870
Separately managed accounts:
Debt securities	12,904	15,112	—	—	28,016
Equity securities	11,075	1,403	—	—	12,478
Corporate bonds	—	4,594	—	—	4,594
Sponsored funds	38,258	3,052	—	—	41,310
Collateralized debt obligation entities	—	—	—	1,538	1,538
Investments in affiliates	—	—	—	30,340	30,340
Other investments	—	38	—	7,471	7,509
Total long-term investments	$86,028	$80,177	$—	$39,349	$205,554
(1)	Includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

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

The Company had investments in three CDO entities totaling $1.5 million at July 31, 2010. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

10. Fair Value Measurements of Other Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of the Company’s other financial instruments at July 31, 2010 and October 31, 2009:

	July 31, 2010		October 31, 2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,509	$7,509	$7,509	$7,509
Note receivable from affiliate	$—	$—	$8,000	$8,000
Notes receivable from stock option exercises	$2,794	$2,794	$3,078	$3,078
Long-term debt	$500,000	$575,745	$500,000	$530,375

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

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At July 31, 2010, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

The Company managed CDO entities with total assets of $2.3 billion and $2.5 billion as of July 31, 2010 and October 31, 2009, respectively, on which the Company earns a management fee. The Company held investments in three of these entities totaling $1.5 million and $2.1 million on July 31, 2010 and October 31, 2009, respectively. In fiscal 2010, the Company did not provide any financial or other support that it was not previously contractually required to provide. The Company’s risk of loss with respect to managed CDO entities remains limited to the $1.5 million carrying value of the investments on its Consolidated Balance Sheet at July 31, 2010. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 8. Income from these entities is recorded as a component of interest income based upon projected investment yields.

The Company had investments in 15 privately offered equity funds totaling $3.1 million on July 31, 2010 and investments in 16 privately offered equity funds totaling $2.8 million on October 31, 2009. Assets under management in these entities totaled $10.4 billion and $11.6 billion on July 31, 2010 and October 31, 2009, respectively. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests as further described in Note 12. The Company’s risk of loss in the privately offered equity funds was $3.1 million and $10.8 million on July 31, 2010 and October 31, 2009, respectively, representing the carrying value of the investments held on its Consolidated Balance Sheet plus the stated amount of the Note on October 31, 2009. The Note was repaid in full in the third quarter of fiscal 2010. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of long-term investments in Note 8. These investments are classified as available-for-sale and the Company records any change in fair value, net of tax, in other comprehensive income (loss).

Investments in VIEs That Are Consolidated

Parametric Portfolio Associates maintains a 51 percent economic interest in Parametric Risk Advisors, which meets the definition of a VIE. The Company made the determination at the date of acquisition that Parametric Portfolio Associates is the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support and is obligated to absorb all of the losses of Parametric Risk Advisors.

Parametric Risk Advisors had assets of $4.2 million and $2.7 million on July 31, 2010 and October 31, 2009, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.3 million and $0.9 million on July 31, 2010 and October 31, 2009, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its Consolidated Financial Statements at either balance sheet date.

12. Note Receivable from Affiliate

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. During the first quarter of fiscal 2010 the Note was extended to December 17, 2010. Subject to certain conditions, the fund may prepay the Note in whole or in part, at any time, without premium or penalty. During fiscal 2009, the sponsored privately offered equity fund prepaid $7.0 million of the Note. During fiscal 2010, the sponsored privately offered equity fund prepaid the remaining balance of the Note.

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

14. Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan – Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “PPA Plan”). The Company recognized total compensation cost related to its plans as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2010	2009	2010	2009
2008 Plan:
Stock options	$7,812	$8,372	$24,486	$25,703
Restricted shares	2,900	1,526	10,124	4,415
Phantom stock units	23	44	240	155
Employee Stock Purchase Plan	739	651	1,099	897
Incentive Plan – Stock Alternative	119	153	342	153
ACM Plan	102	50	306	150
PPA Plan	180	—	540	—
Total stock-based compensation expense	$11,875	$10,796	$37,137	$31,473

The total income tax benefit recognized for stock-based compensation arrangements was $3.4 million and $3.0 million for the three months ended July 31, 2010 and 2009, respectively and $11.5 million and $9.0 million for the nine months ended July 31, 2010 and 2009, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 9.0 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through July 31, 2010, 2.0 million restricted shares and options to purchase 5.7 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the nine months ended July 31, 2010 and 2009 using the Black-Scholes option pricing model were as follows:

	2010	2009
Weighted-average grant date fair value of options granted	$8.84	$6.72
Assumptions:
Dividend yield	1.8% to 2.3%	2.3% to 3.1%
Volatility	33%	32% to 34%
Risk-free interest rate	2.7% to 3.6%	2.9% to 4.6%
Expected life of options	7.3 years	7.4 years

Stock option transactions under the 2008 Plan and predecessor plans for the nine months ended July 31, 2010 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	29,717	$23.89
Granted	2,605	28.24
Exercised	(1,637)	17.63
Forfeited/expired	(200)	31.62
Options outstanding, end of period	30,485	$24.54	5.1	$224,353
Options exercisable, end of period	20,053	$21.10	3.8	$193,759
Vested or expected to vest	30,068	$24.45	5.1	$223,130

The Company received $27.8 million and $9.7 million related to the exercise of options for the nine months ended July 31, 2010 and 2009, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2010 and 2009 was $24.0 million and $9.2 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2010 was $30.7 million.

As of July 31, 2010, there was $54.7 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of July 31, 2010, there was $37.6 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company’s restricted share activity for the nine months ended July 31, 2010 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,008	$22.87
Granted	1,000	28.30
Vested	(164)	24.11
Forfeited/expired	(36)	25.01
Unvested, end of period	1,808	$25.72

Phantom Stock Units

In the nine months ended July 31, 2010, 9,189 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of July 31, 2010, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.0 year.

15. Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2010, the Company purchased and retired approximately 0.5 million shares of its Non-Voting Common Stock under a previous repurchase authorization and approximately 1.7 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 6.3 million additional shares may be repurchased under the current authorization.

16. Income Taxes

The provision for income taxes for the three months ended July 31, 2010 and 2009 was $28.9 million and $21.5 million, or 39.9 percent and 39.5 percent of pre-tax income, respectively. The provision for income taxes for the nine months ended July 31, 2010 and 2009 was $89.4 million and $49.8 million, or 38.9 percent and 36.5 percent of pre-tax income, respectively.

The provision for income taxes in the nine months ended July 31, 2010 and 2009 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes. In the first nine months of fiscal 2009, the Company executed a state tax voluntary disclosure agreement that resulted in a net reduction in income tax expense in the amount of $2.7 million.

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

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of July 31, 2010 or 2009.

17. Earnings per Share

Effective November 1, 2009, the Company retroactively adopted a new accounting standard that modifies the Company’s earnings per share calculations to recognize outstanding restricted stock, on which the Company pays non-forfeitable dividends, as if it was a separate class of stock. Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Earnings per diluted share is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the two-class method. Unvested restricted stock awards are not included as incremental shares in the diluted earnings per share calculation.

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2010	2009	2010	2009
Net income allocated to:
Common shares	$41,113	$30,952	$122,095	$80,963
Participating restricted shares	637	271	1,897	710
Total net income attributable to Eaton Vance Corp. shareholders	$41,750	$31,223	$123,992	$81,673
Weighted-average shares outstanding – basic	116,549	116,410	116,541	116,092
Incremental common shares	6,063	5,387	6,455	3,841
Weighted-average shares outstanding – diluted	122,612	121,797	122,996	119,933
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.35	$0.27	$1.05	$0.70
Diluted	$0.34	$0.25	$0.99	$0.68

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 8.8 million and 13.3 million for the three months ended July 31, 2010 and 2009, respectively and were approximately 9.0 million and 17.9 million for the nine months ended July 31, 2010 and 2009, respectively.

18. Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges

During the nine months ended July 31, 2010 and 2009, the Company reclassified $0.3 million and $0.3 million, respectively, of the loss on the Treasury lock transaction into interest expense. At July 31, 2010, the remaining unamortized loss on this transaction was $3.2 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments

During fiscal 2010, the Company entered into a series of futures contracts and forward foreign exchange contracts to hedge market price and currency risk exposure on its investments in separate accounts and consolidated funds seeded for new product development purposes.

At July 31, 2010, the Company had six outstanding futures contracts with five counterparties with an aggregate notional value of approximately $37.6 million. In addition, the Company had 16 outstanding forward foreign exchange contracts with 15 counterparties with an aggregate notional value of approximately $29.7 million.

The following table presents the fair value as of July 31, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$—	Other current liabilities	$1,951
Futures contracts	Other current assets	19	Other current liabilities	1,925
Total		$19		$3,876

The following table presents the fair value as of October 31, 2009, of derivative instruments not designated as hedging instruments:

	Assets
(in thousands)	Balance Sheet Location	Fair Value
Futures contracts	Investment advisory fees and other receivables	$42
Total		$42

The following is a summary of the gains (losses) recognized in income for the three and nine month periods ended July 31, 2010 and 2009:

(in thousands)	Income Statement Location	Three Months Ended July 31,		Nine Months Ended July 31,
		2010	2009	2010	2009
Foreign exchange contracts	Other income/expense	$533	$—	$663	$—
Futures contracts	Other income/expense	1,214	—	517	—
Total		$1,747	$—	$1,180	$—

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $12.8 million of the total $15.0 million of committed capital at July 31, 2010.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of July 31, 2010, we had $173.3 billion in assets under management.

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

Market Developments

Global equity and credit markets experienced a recovery from previously depressed levels in the twelve months ended July 31, 2010, with the S&P 500 Index increasing 12 percent. Counter to the improving trend, domestic stocks moved lower in our third fiscal quarter, with the S&P 500 Index down 7 percent.

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

Asset Levels

In the third quarter of fiscal 2010, revenue increased relative to the third quarter of fiscal 2009, primarily reflecting an increase in average managed assets due to improving equity markets and positive net flows. Average assets under management were $170.8 billion in the third quarter of fiscal 2010 compared to $136.0 billion in the third quarter of fiscal 2009. Significant growth in separate account assets, which earn lower fees on average than funds, contributed to a decline in our average effective fee rate to 64 basis points in the third quarter of fiscal 2010 from 67 basis points in the third quarter of fiscal 2009.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results

In the third quarter of fiscal 2010, our revenue increased by $44.7 million, or 20 percent, from the third quarter of fiscal 2009. Our operating expenses increased by $25.2 million, or 15 percent, in the same period, reflecting increases in expenses tied to asset levels that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. Our sales-related expenses, including sales incentives, vary with the level of sales and the rate we pay to acquire those assets.

Recoverability of our Investments

We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, totaled $1.5 million on July 31, 2010. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at July 31, 2010.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the third quarter of fiscal 2010 that would indicate that an impairment loss exists at July 31, 2010.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the third quarter of fiscal 2010 that would indicate that an impairment loss exists at July 31, 2010.

Assets under Management

Assets under management of $173.3 billion on July 31, 2010 were 21 percent higher than the $143.7 billion reported a year earlier, reflecting improving securities prices and strong open-end fund, high-net worth and institutional and retail managed account net inflows. Long-term fund net inflows of $8.5 billion over the last twelve months reflect $10.7 billion of open-end fund net inflows and $0.4 billion of closed-end fund net inflows offset by $2.6 billion of private fund net outflows. Outflows from private and closed-end funds include net reductions in fund leverage of $0.7 billion in the last twelve months. High-net-worth and institutional separate account net inflows were $8.3 billion and retail managed account net inflows were $1.8 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $11.3 billion to growth in managed assets, while a decrease in cash management assets reduced assets under management by $0.3 billion.

Ending Assets Under Management by Investment Category(1)

	July 31,
(in millions)	2010	% of Total	2009	% of Total	% Change
Equity	$103,002	59%	$88,125	61%	17%
Fixed income	50,453	29%	38,798	27%	30%
Floating-rate bank loan	19,857	12%	16,789	12%	18%
Total	$173,312	100%	$143,712	100%	21%
(1)	Includes funds and separate accounts.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Equity assets under management included $30.1 billion and $31.0 billion of equity funds managed for after-tax returns on July 31, 2010 and 2009, respectively. Fixed income assets included $16.9 billion and $15.4 billion of tax-exempt municipal bond fund assets and $1.2 billion and $1.5 billion of cash management fund assets on July 31, 2010 and 2009, respectively.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2010	2009	% Change	2010	2009	% Change
Long-term funds:
Open-end funds	$3,431	$1,825	88%	$9,597	$6,303	52%
Closed-end funds	171	458	-63%	301	(116)	NM(2)
Private funds	(178)	(550)	-68%	(1,824)	(3,213)	-43%
Total long-term fund net inflows	3,424	1,733	98%	8,074	2,974	171%
HNW and institutional accounts(1)	1,311	1,164	13%	3,849	3,500	10%
Retail managed accounts	85	966	-91%	1,179	1,447	-19%
Total separate account net inflows	1,396	2,130	-34%	5,028	4,947	2%
Total net inflows	$4,820	$3,863	25%	$13,102	$7,921	65%
(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Net inflows totaled $4.8 billion in the third quarter of fiscal 2010 compared to $3.9 billion in the third quarter of fiscal 2009. Open-end fund net inflows of $3.4 billion and $1.8 billion in the third quarter of fiscal 2010 and 2009, respectively, reflect gross inflows of $7.9 billion and $5.0 billion, respectively, net of redemptions of $4.5 billion and $3.2 billion in the third quarter of fiscal 2010 and 2009, respectively. Closed-end fund net inflows in the third quarter of fiscal 2010 reflect the $200.0 million initial public offering of Eaton Vance Tax-Advantaged Bond and Option Strategies Fund offset by a reduction in portfolio leverage. Private funds, which include privately offered equity and bank loan funds as well as CDO entities, had net outflows of $0.2 billion and $0.5 billion in the third quarter of fiscal 2010 and 2009, respectively. Approximately $0.1 billion and $0.2 billion of private fund outflows in the third quarter of fiscal 2010 and 2009, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in closed-end and private funds reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $1.4 billion in the third quarter of fiscal 2010 compared to net inflows of $2.1 billion in the third quarter of fiscal 2009. High-net-worth and institutional account net inflows totaled $1.3 billion in the third quarter of fiscal 2010 compared to $1.2 billion in the third quarter of fiscal 2009, reflecting gross inflows of $3.4 billion and $2.3 billion in the third quarter of fiscal 2010 and 2009, respectively, net of redemptions of $2.1 billion and $1.1 billion, respectively. Retail managed account net inflows totaled $0.1 billion and $1.0 billion in the third quarter of fiscal 2010 and 2009, respectively, reflecting gross inflows of $1.5 billion and $2.2 billion, respectively, net of redemptions of $1.4 billion and $1.2 billion, respectively.

The following table summarizes the asset flows by investment category for the three and nine months ended July 31, 2010 and 2009:

Asset Flows

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2010	2009	% Change	2010	2009	% Change
Equity fund assets – beginning	$60,997	$47,137	29%	$54,779	$51,956	5%
Sales/inflows	2,907	2,887	1%	9,630	11,189	-14%
Redemptions/outflows	(2,991)	(2,587)	16%	(9,156)	(9,614)	-5%
Exchanges	(57)	27	NM	392	(60)	NM
Market value change	(3,877)	5,409	NM	1,334	(598)	NM
Equity fund assets – ending	56,979	52,873	8%	56,979	52,873	8%
Fixed income fund assets – beginning	29,383	21,251	38%	24,970	20,382	23%
Sales/inflows	4,644	1,903	144%	11,050	4,689	136%
Redemptions/outflows	(1,398)	(893)	56%	(4,553)	(3,335)	37%
Exchanges	65	14	365%	175	100	75%
Market value change	239	803	-70%	1,291	1,242	4%
Fixed income fund assets – ending	32,933	23,078	43%	32,933	23,078	43%
Floating-rate bank loan fund assets – beginning	17,739	13,786	29%	16,452	13,806	19%
Sales/inflows	1,042	1,267	-18%	3,269	3,012	9%
Redemptions/outflows	(780)	(844)	-8%	(2,166)	(2,967)	-27%
Exchanges	(670)	14	NM	(643)	6	NM
Market value change	(972)	1,624	NM	(553)	1,990	NM
Floating-rate bank loan fund assets – ending	16,359	15,847	3%	16,359	15,847	3%
Total long-term fund assets – beginning	108,119	82,174	32%	96,201	86,144	12%
Sales/inflows	8,593	6,057	42%	23,949	18,890	27%
Redemptions/outflows	(5,169)	(4,324)	20%	(15,875)	(15,916)	0%
Exchanges	(662)	55	NM	(76)	46	NM
Market value change	(4,610)	7,836	NM	2,072	2,634	-21%
Total long-term fund assets – ending	106,271	91,798	16%	106,271	91,798	16%
Separate accounts – beginning	66,602	44,282	50%	57,278	35,831	60%
Inflows – HNW and institutional	3,455	2,331	48%	9,723	7,342	32%
Outflows – HNW and institutional	(2,143)	(1,167)	84%	(5,874)	(3,842)	53%
Exchanges – HNW and institutional	660	—	NM	82	—	NM
Inflows – retail managed accounts	1,488	2,167	-31%	5,003	6,225	-20%
Outflows – retail managed accounts	(1,403)	(1,201)	17%	(3,824)	(4,778)	-20%
Market value change	(2,783)	4,040	NM	3,488	2,821	24%
Assets acquired	—	—	NM	—	6,853	NM
Separate accounts – ending	65,876	50,452	31%	65,876	50,452	31%
Cash management fund assets – ending	1,165	1,462	-20%	1,165	1,462	-20%
Assets under management – ending	$173,312	$143,712	21%	$173,312	$143,712	21%

Ending Assets Under Management by Asset Class

	July 31,
(in millions)	2010	% of Total	2009	% of Total	% Change
Open-end funds:
Class A	$36,648	21%	$33,942	23%	8%
Class B	1,907	1%	2,370	2%	-20%
Class C	9,659	5%	7,539	5%	28%
Class I	18,371	11%	8,136	6%	126%
Other(1)	1,052	1%	1,150	1%	-9%
Total open-end funds	67,637	39%	53,137	37%	27%
Private funds(2)	16,800	10%	17,720	12%	-5%
Closed-end funds	22,999	13%	22,403	16%	3%
Total fund assets	107,436	62%	93,260	65%	15%
HNW and institutional account assets	42,978	25%	31,477	22%	37%
Retail managed account assets	22,898	13%	18,975	13%	21%
Total separate account assets	65,876	38%	50,452	35%	31%
Total	$173,312	100%	$143,712	100%	21%
(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CDO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 62 percent of total assets under management on July 31, 2010, down from 65 percent on July 31, 2009, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 38 percent of total assets under management on July 31, 2010, from 35 percent on July 31, 2009. The 10 percent increase in fund assets under management in the first nine months of fiscal 2010 reflects annualized internal growth before deleveraging of 12 percent, market appreciation of $2.1 billion and net reductions in fund leverage of $0.8 billion. The 15 percent increase in separate account assets under management in the first nine months of fiscal 2010 reflects annualized internal growth of 12 percent and market appreciation of $3.5 billion.

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

Average Assets Under Management by Asset Class(1)

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2010	2009	% Change	2010	2009	% Change
Open-end funds:
Class A	$36,730	$32,092	14%	$36,543	$29,238	25%
Class B	1,978	2,344	-16%	2,132	2,419	-12%
Class C	9,447	7,139	32%	8,953	6,694	34%
Class I	16,992	7,279	133%	14,417	5,725	152%
Other(2)	1,066	1,161	-8%	1,086	1,182	-8%
Total open-end funds	66,213	50,015	32%	63,131	45,258	39%
Private funds(3)	16,832	17,424	-3%	17,409	17,955	-3%
Closed-end funds	22,835	21,392	7%	23,218	20,732	12%
Total fund assets	105,880	88,831	19%	103,758	83,945	24%
HNW and institutional account assets	42,159	29,506	43%	40,178	26,477	52%
Retail managed account assets	22,718	17,658	29%	22,169	16,105	38%
Total separate account assets	64,877	47,164	38%	62,347	42,582	46%
Total	$170,757	$135,995	26%	$166,105	$126,527	31%
(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands, except per share data)	2010	2009	% Change	2010	2009	% Change
Net income attributable to Eaton Vance Corp. shareholders	$41,750	$31,223	34%	$123,992	$81,673	52%
Earnings per share:
Basic	$0.35	$0.27	30%	$1.05	$0.70	50%
Diluted	$0.34	$0.25	36%	$0.99	$0.68	46%
Operating margin	29%	26%	NM	30%	25%	NM

We reported net income attributable to Eaton Vance Corp. shareholders of $41.8 million, or $0.34 per diluted share, in the third quarter of fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $31.2 million, or $0.25 per diluted share, in the third quarter of fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $10.6 million, or $0.09 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $44.7 million, or 20 percent, primarily due to the 26 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 64 basis points in the third quarter of fiscal 2010 from 67 basis points in the third quarter of fiscal 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management and a shift in product mix from equity assets under management toward fixed and floating-rate assets under management.
•	An increase in expenses of $25.2 million, or 15 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other expenses.
•	An increase in realized gains on investments of $6.8 million, primarily reflecting realized gains on derivative positions entered into to hedge seed investments in separately managed accounts and company-sponsored funds.
•	An increase in unrealized losses on investments of $8.6 million, primarily reflecting unrealized losses on derivative positions entered into to hedge seed investments in separately managed accounts and company-sponsored funds.
•	An increase in income taxes of $7.4 million, or 34 percent, reflecting the 33 percent increase in taxable income year-over-year.
•	An increase in weighted average diluted shares outstanding of 0.8 million shares, or 1 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $124.0 million, or $0.99 per diluted share, in the first nine months of fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $81.7 million, or $0.68 per diluted share, in the first nine months of fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $42.3 million, or $0.31 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $181.8 million, or 29 percent, primarily due to the 31 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 65 basis points in the first nine months 2010 from 67 basis points in the first nine months 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management and a shift in product mix from equity assets under management toward fixed and floating-rate assets under management.
•	An increase in expenses of $91.0 million, or 19 percent, due to increases in compensation expense, distribution expense, service fee expense, fund expenses and other corporate expenses offset by a decrease in the amortization of deferred sales commissions.
•	An increase in realized gains on investments of $10.7 million, primarily reflecting realized gains on derivative positions entered into to hedge seed investments in separately managed accounts and company-sponsored funds.
•	An increase in unrealized losses on investments of $9.2 million, primarily reflecting unrealized losses on derivative positions entered into to hedge seed investments in separately managed accounts and company-sponsored funds, partially offset by unrealized gains on seed investments in separately managed accounts.
•	A decrease in impairment losses on investments in CDO entities of $1.6 million.
•	An increase in income taxes of $39.6 million, or 79 percent, reflecting the 69 percent increase in taxable income year-over-year, a modest increase in the Company’s effective tax rate and the execution of a state voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in income tax expense of $2.7 million.

•	An increase in the equity in net income of affiliates of $2.0 million, reflecting an increase in the net income of a private equity partnership offset by a decrease in the net income of Lloyd George Management.
•	An increase in net income attributable to non-controlling interests of $13.6 million, reflecting an increase in the profitability of our majority owned subsidiaries and consolidated funds and a $10.6 million adjustment to the redemption value of redeemable non-controlling interests recognized in conjunction with the November 1, 2009 implementation of a new accounting standard on non-controlling interests.
•	An increase in weighted average diluted shares outstanding of 3.1 million shares, or 3 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with GAAP, as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income excluding the results of consolidated funds and adding back stock-based compensation, closed-end fund structuring fees, any write-off of intangible assets or goodwill associated with our acquisitions and other items we consider non-operating in nature. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and our Board of Directors look at adjusted operating income as a measure of underlying performance, since operating results of consolidated funds and amounts resulting from one-time events do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation, a non-cash operating expense.

The following table provides a reconciliation of operating income to adjusted operating income for the three and nine months ended July 31, 2010 and 2009:

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Operating income	$78,762	$59,233	33%	$247,198	$156,355	58%
Operating losses (income) of consolidated funds	1,532	(620)	NM	(469)	(563)	-17%
Closed-end fund structuring fees	2,583	2,677	-4%	2,583	2,677	-4%
Stock-based compensation	11,852	10,796	10%	36,897	31,473	17%
Adjusted operating income	$94,729	$72,086	31%	$286,209	$189,942	51%
Adjusted operating margin	35%	32%		35%	30%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 64 and 65 basis points in the third quarter and first nine months of fiscal 2010, respectively, compared to 67 basis points in both the third quarter and first nine months of fiscal 2009. The decrease in our average overall effective fee rate can be attributed to the increase in separate account assets under management as a percentage of total average assets under management, the decline in average assets under management subject to distribution and service fees, and the shift in product mix from equity assets under management toward fixed and floating-rate assets under management.

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Investment advisory and administration fees	$214,752	$175,167	23%	$637,280	$488,837	30%
Distribution and underwriter fees	24,341	21,719	12%	74,041	61,521	20%
Service fees	34,243	29,862	15%	102,686	83,103	24%
Other revenue	(257)	1,625	NM	4,060	2,772	46%
Total revenue	$273,079	$228,373	20%	$818,067	$636,233	29%

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 79 percent and 78 percent of total revenue in the third quarter and first nine months of fiscal 2010, respectively, compared to 77 percent in both the third quarter and first nine months of fiscal 2009.

The increase in investment advisory and administration fees of 23 percent, or $39.6 million, in the third quarter of fiscal 2010 over the same period a year earlier can be primarily attributed to a 26 percent increase in average assets under management, partially offset by a reduction in our effective investment advisory and administration fee rate. Our effective investment advisory and administration fee rate was impacted by shifts in both product and investment discipline mix. Fund assets, which had an average effective fee rate of 63 basis points in the third quarter of fiscal 2010, decreased to 62 percent of total assets under management on July 31, 2010 from 65 percent of total assets under management on July 31, 2009, while separately managed account assets, which had an average effective fee rate of 30 basis points in the third quarter of fiscal 2010, increased to 38 percent of total assets under management on July 31, 2010 from 35 percent of total assets under management on July 31, 2009. In addition, equity assets under management, which generally have a higher effective investment advisory and administration fee rate, declined to 59 percent of total assets under management on July 31, 2010 from 61 percent on July 31, 2009, largely as a result of declining equity markets in the third quarter of fiscal 2010.

The increase in investment advisory and administration fees of 30 percent, or $148.4 million, in the first nine months of fiscal 2010 over the same period a year earlier can be primarily attributed to a 31 percent increase in average assets under management, partially offset by a reduction in our effective investment advisory and administration fee rate. Our effective investment advisory and administration fee rate was primarily impacted by a shift in product mix. Fund assets, which had an average effective fee rate of 63 basis points in the first nine months of fiscal 2010, decreased to 62 percent of total assets under management on July 31, 2010 from 65 percent of total assets under management on July 31, 2009, while separately managed account assets, which had an average effective fee rate of 31 basis points in the first nine months of fiscal 2010, increased to 38 percent of total assets under management on July 31, 2010 from 35 percent of total assets under management on July 31, 2009.

Distribution and underwriter fees

Distribution plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percentage of average assets under management in certain share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and on certain categories of investors. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments increased 9 percent, or $1.7 million, to $21.3 million in the third quarter of fiscal 2010 over the same period a year earlier, reflecting an increase in average Class C fund assets partially offset by decreases in average Class A, Class B and certain private equity fund assets subject to distribution fees. Class C share distribution fees increased by 17 percent, or $2.2 million, to $15.3 million, reflecting an increase in average Class C share assets under management. Class A share distribution fees decreased by 34 percent, or $0.1 million, to $0.2 million, reflecting certain reductions in Class A share distribution fee rates implemented in fiscal 2010. Class B share distribution fees decreased by 8 percent, or $0.4 million, to $4.4 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 9 percent, or $0.1 million, to $1.1 million, reflecting a decrease in average assets subject to distribution fees. Underwriter fees and other distribution income totaled $3.0 million in the third quarter of fiscal 2010, an increase of 46 percent, or $0.9 million, over the same period a year earlier, primarily reflecting an increase of $0.8 million in underwriter fees received on sales of Class A shares.

Distribution plan payments increased 17 percent, or $9.2 million, to $64.9 million in the first nine months of fiscal 2010 over the same period a year earlier, reflecting increases in average Class A and Class C fund assets subject to distribution fees partially offset by decreases in average Class B and certain private equity fund assets subject to distribution fees. Class A share distribution fees increased by 14 percent, or $0.1 million, to $1.0 million, reflecting an increase in average Class A share assets that are subject to distribution fees offset in part by certain reductions in Class A share distribution fee rates implemented in fiscal 2010. Class C share distribution fees increased by 28 percent, or $9.8 million, to $45.3 million, reflecting an increase in average Class C share assets under management. Class B share distribution fees decreased by 5 percent, or $0.8 million, to $14.1 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 5 percent, or $0.2 million, to $3.8 million, reflecting a decrease in average assets subject to distribution fees. Underwriter fees and other distribution income totaled $9.2 million in the first nine months of fiscal 2010, an increase of 57 percent, or $3.3 million, over the same period a year earlier, primarily reflecting an increase of $3.2 million in underwriter fees received on sales of Class A shares.

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

Service fee revenue increased 15 percent, or $4.4 million, to $34.2 million in the third quarter of fiscal 2010 over the same period a year earlier, primarily reflecting a 13 percent increase in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue increased 24 percent, or $19.6 million, to $102.7 million in the first nine months of fiscal 2010 over the same period a year earlier, primarily reflecting a 19 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds, decreased by $1.9 million in the third quarter of fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized losses recognized on securities held in the portfolios of consolidated funds and certain limited partnerships. Other revenue in the third quarter of fiscal 2010 includes $1.3 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) related to consolidated funds and certain limited partnerships for the period during which they were consolidated, compared to $0.7 million of net investment gains (net realized and unrealized gains plus dividend income earned) in the third quarter of fiscal 2009.

Other revenue increased by $1.3 million in the first nine months of fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds. Other revenue in the first nine months of fiscal 2010 includes $0.9 million of net investment gains (net realized and unrealized losses more than offset by dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $0.1 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in the first nine months of fiscal 2009.

Expenses

Operating expenses increased by 15 percent, or $25.2 million, in the third quarter of fiscal 2010 over the same period a year earlier and by 19 percent, or $91.0 million, in the first nine months of fiscal 2010 over the same period a year earlier, reflecting increases in compensation expense, distribution expense, service fee expense, fund expenses and other expenses as more fully described below.

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Compensation of officers and employees:
Cash compensation	$74,204	$66,520	12%	$223,905	$182,706	23%
Stock-based compensation	11,875	10,796	10%	37,137	31,473	18%
Total compensation of officers and employees	86,079	77,316	11%	261,042	214,179	22%
Distribution expense	33,771	25,386	33%	93,480	68,893	36%
Service fee expense	28,906	24,151	20%	86,635	68,027	27%
Amortization of deferred sales commissions	9,187	8,319	10%	25,522	27,399	-7%
Fund expenses	6,267	5,230	20%	15,663	14,646	7%
Other expenses	30,107	28,738	5%	88,527	86,734	2%
Total expenses	$194,317	$169,140	15%	$570,869	$479,878	19%

Compensation of officers and employees

Compensation expense increased by 11 percent, or $8.8 million, in the third quarter of fiscal 2010 over the same quarter a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives and stock-based compensation. Base compensation and employee benefits increased by 4 percent, or $1.4 million, primarily reflecting increases in base compensation associated primarily with annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 26 percent, or $3.1 million, primarily reflecting a 28 percent increase in gross sales. Sales and revenue-based incentives include $0.4 million and $0.6 million in sales-based compensation associated with closed-end fund offerings in the third quarter of fiscal 2010 and 2009, respectively. Operating income-based incentives increased by 17 percent, or $3.2 million, primarily reflecting the 31 percent increase in pre-bonus adjusted operating income and the higher incentive accrual rate in the third quarter of fiscal 2009. Stock-based compensation increased by 10 percent, or $1.1 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010.

Compensation expense increased by 22 percent, or $46.9 million, in the first nine months of fiscal 2010 over the same period a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives, stock-based compensation and other compensation expense. Base compensation and employee benefits increased by 4 percent, or $4.3 million, primarily reflecting modest increases in base compensation associated with annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 48 percent, or $14.8 million, primarily reflecting a 19 percent increase in gross sales and an increase in gross sales of certain open-end funds that were compensated at a higher level in the first half of fiscal 2010. Operating income-based incentives increased by 49 percent, or $22.0 million, primarily reflecting the 51 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 18 percent, or $5.7 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010. Other compensation expense increased by $0.1 million, reflecting miscellaneous increases.

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

Distribution expense increased by 33 percent, or $8.4 million, to $33.8 million in the third quarter of fiscal 2010 over the same quarter a year earlier, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 50 percent, or $3.0 million, to $9.0 million in the third quarter of fiscal 2010 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class A share commissions increased by 61 percent, or $1.1 million, to $2.8 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 21 percent, or $2.0 million, to $11.7 million in the third quarter of fiscal 2010, reflecting an increase in Class C share assets held more than one year. Payments made under certain closed-end fund compensation agreements increased by 11 percent, or $0.4 million, to $4.1 million in the third quarter of fiscal 2010, reflecting higher closed-end fund managed assets on which these fees are paid. Other marketing expenses increased by 126 percent, or $2.0 million, to $3.5 million in the third quarter of fiscal 2010, primarily reflecting increases in other promotional activities. Total distribution expense included $2.6 million and $2.7 million in closed-end fund structuring fees in the third quarter of fiscal 2010 and 2009, respectively.

Distribution expense increased by 36 percent, or $24.6 million, to $93.5 million in the first nine months of fiscal 2010 over the same period a year earlier, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 42 percent, or $8.0 million, to $26.8 million in the first nine months of fiscal 2010 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class A share commissions increased by 67 percent, or $3.7 million, to $9.2 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 29 percent, or $7.8 million, to $34.2 million in the first nine months of fiscal 2010, reflecting an increase in Class C share assets older than one year. Payments made under certain closed-end fund compensation agreements increased by 19 percent, or $2.0 million, to $12.5 million in the first nine months of fiscal 2010, reflecting higher closed-end fund managed assets on which these fees are paid. Other marketing expenses increased by 67 percent, or $3.3 million, to $8.1 million in the first nine months of fiscal 2010, primarily reflecting increases in literature fulfillment and other promotional activity costs. Total distribution expense included $2.6 million and $2.7 million in closed-end fund structuring fees in the first nine months of fiscal 2010 and 2009, respectively.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 20 percent, or $4.8 million, in the third quarter of fiscal 2010 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 27 percent, or $18.6 million, in the first nine months of fiscal 2010 over the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense increased 10 percent in the third quarter of fiscal 2010 over the same period a year earlier, reflecting an increase in Class C share sales. In the third quarter of fiscal 2010, 20 percent of total amortization related to Class B shares, 62 percent to Class C shares and 18 percent to privately offered equity funds. In the third quarter of fiscal 2009, 30 percent of total amortization related to Class B shares, 42 percent to Class C shares and 28 percent to privately offered equity funds.

Amortization expense decreased 7 percent in the first nine months of fiscal 2010 compared to the same period a year earlier, reflecting declining Class B share and privately offered equity fund amortization expense, offset by an increase in Class C amortization expense in connection with increased Class C share sales.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 20 percent, or $1.0 million, in the third quarter of fiscal 2010 over the same period a year earlier and by 7 percent, or $1.0 million, in the first nine months of fiscal 2010 over the same period a year earlier, reflecting a decrease in subadvisory fees and an increase in other fund-related expenses. The increase in other fund-related expenses can be attributed to increases in the subsidies we provide to startup and other smaller funds to enhance their cost competitiveness and the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee. The decrease in subadvisory fees can be attributed to the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 5 percent, or $1.4 million, in the third quarter of fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $0.2 million, consulting expense of $1.2 million, communications expense of $0.2 million and other corporate expenses of $0.2 million, offset by decreases in facilities-related expenses of $0.1 million and information technology expense of $0.4 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage expenses. The increase in consulting expense can be attributed to increases in all external consulting categories, while the increase in communications expense can be attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and professional development. The decrease in facilities-related expenses can be attributed to a decrease in rent and other building expenses associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location. The decrease in information technology expense can be attributed to a decrease in system maintenance and repairs and other information technology consulting expenses.

Other expenses increased by 2 percent, or $1.8 million, in the first nine months of fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $1.0 million, information technology expense of $2.0 million, consulting expense of $0.6 million, communications expense of $0.3 million and other corporate expenses of $1.8 million, offset by a decrease in facilities-related expenses of $3.9 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage expenses. The increase in information technology expense can be attributed to an increase in outside data services and other costs incurred in conjunction with several significant system implementations. The increase in consulting expense can be primarily attributed to an increase in legal expense. The increase in communications expense can be attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and other corporate taxes, as well as a $0.9 million increase in the amortization of intangible assets associated with the TABS acquisition and the purchase of additional non-controlling interests in our majority owned subsidiaries in fiscal 2009. The decrease in facilities-related expenses can be attributed to a decrease in rent associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location.

Other Income and Expense

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Interest income	$719	$857	-16%	$2,205	$2,956	-25%
Interest expense	(8,413)	(8,446)	0%	(25,240)	(25,269)	0%
Realized gains (losses) on investments	6,445	(375)	NM	7,942	(2,761)	NM
Unrealized gains (losses) on investments	(5,132)	3,499	NM	(2,537)	6,652	NM
Foreign currency gains (losses)	(22)	93	NM	312	129	142%
Impairment losses on investments	—	(369)	NM	—	(1,637)	NM
Total other income (expense)	$(6,403)	$(4,741)	35%	$(17,318)	$(19,930)	-13%

Interest income decreased by $0.1 million and $0.8 million, or 16 percent and 25 percent, in the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods a year ago, primarily due to a decrease in effective interest rates.

Interest expense was flat year-over-year for both the three and nine month periods, reflecting interest accrued on our fixed-rate senior notes.

In the third quarter of fiscal 2010, we recognized realized gains on investments totaling $6.4 million, primarily representing realized gains on derivative positions entered into to hedge seed investments in separately managed accounts and consolidated funds. In the third quarter of fiscal 2009 we recognized realized losses of $0.4 million, primarily representing losses on seed investments. In the first nine months of fiscal 2010, we recognized realized gains of $7.9 million compared to realized losses of $2.8 million in the first nine months of fiscal 2009, also related primarily to seed investments and derivative positions entered into to hedge those investments.

Unrealized losses on investments recognized in the third quarter and first nine months of fiscal 2010 also relate primarily to seed investments and derivative positions entered into for hedging purposes.

We recognized impairment losses of $0.4 million and $1.6 million in the third quarter and first nine months of fiscal 2009, respectively, related to two cash flow instrument CDO entities and a synthetic CDO entity. The impairment losses associated with the two cash instrument CDO entities resulted from a decrease in estimated future cash flows from the CDO entities due to increases in the default rates of the underlying loan portfolios. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero in the second quarter of fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 39.9 percent and 38.9 percent in the third quarter and first nine months of fiscal 2010, respectively, compared to 39.5 percent and 36.5 percent in the third quarter and first nine months of fiscal 2009, respectively. The increase in our overall effective tax rate in the first nine months of fiscal 2010 over the same period a year ago can be primarily attributed to the execution of a state tax voluntary disclosure agreement in the second quarter of fiscal 2009 that resulted in a net reduction in our income tax expense of $2.7 million in the second quarter of fiscal 2009.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the third quarter of fiscal 2010 primarily reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and a 26 percent interest in Eaton Vance Emerging Markets Local Income Fund. Equity in net income of affiliates, net of tax, increased by $0.2 million in the third quarter of fiscal 2010 over the same period a year earlier, primarily due an increase in the net income of the private equity partnership. Equity in net income of affiliates, net of tax, increased by $2.0 million in the first nine months of fiscal 2010 over the same period a year earlier, primarily due to gains recognized by the private equity partnership partially offset by a decrease in the net income of Lloyd George Management.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests increased by $0.1 million and $13.6 million in the third quarter and first nine months of fiscal 2010 over the same periods a year earlier, primarily reflecting an increase in the profitability of our majority owned subsidiaries and adjustments totaling $0.2 million and $10.6 million to the redemption value of non-controlling interests redeemable at other than fair value in the third quarter and first nine months of fiscal 2010, respectively, in conjunction with the adoption of a new accounting standard on non-controlling interests on November 1, 2009. The standard requires that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-

controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling interests in our consolidated statements of income.

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

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on July 31, 2010 and October 31, 2009 and for the nine months ended July 31, 2010 and 2009.

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2010	October 31, 2009
Balance sheet data:
Assets:
Cash and cash equivalents	$384,931	$310,586
Short-term investments	—	49,924
Investment advisory fees and other receivables	113,811	107,975
Total liquid assets	$498,742	$468,485
Long-term investments	$205,554	$133,536
Deferred income taxes – long-term	124,189	97,044
Liabilities:
Deferred income taxes – current	$18,856	$15,580
Long-term debt	500,000	500,000

	Nine Months Ended July 31,
(in thousands)	2010	2009
Cash flow data:
Operating cash flows	$190,250	$110,041
Investing cash flows	(18,928)	36,981
Financing cash flows	(96,663)	(59,886)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments as of October 31, 2009 consisted of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 42 percent and 44 percent of total assets on July 31, 2010 and October 31, 2009, respectively.

The $30.2 million increase in liquid assets in the first nine months of fiscal 2010 can be attributed to an increase in cash and cash equivalent balances of $74.3 million and an increase in investment advisory fees and other receivables of $5.8 million offset by a decrease of $49.9 million in short-term investments. The increase in cash and cash equivalent balances in the first nine months of fiscal 2010 primarily reflects net cash provided by operating activities of $190.3 million and proceeds from the issuance of Non-Voting Common Stock of $34.6 million offset by the payment of $56.7 million of dividends to shareholders, the repurchase of $68.8 million of Non-Voting Common Stock, $10.2 million of net purchases of available-for-sale securities, the payment of $11.2 million to purchase additional interests in Parametric Portfolio Associates and Parametric Risk Advisors in the third quarter of fiscal 2010 and $8.8 million in contingent payments to the sellers of TABS in the second quarter of fiscal 2010. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the third quarter of fiscal 2010 compared to the end of fiscal 2009. The decrease in short-term investments can be attributed to the deconsolidation of a cash management fund in the second quarter of fiscal 2010.

On July 31, 2010, our debt included $500.0 million in aggregate principal amount of 6.5 percent ten-year notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On July 31, 2010, we had no borrowings under our revolving credit facility.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $190.3 million in the first nine months of fiscal 2010, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and expenses incurred in the launch of new closed-end funds, which are capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008, offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed end fund expenses. The net current deferred tax liability of $18.9 million as of July 31, 2010 principally represents the current portion of the remaining $26.9 million deferred tax liability associated with the change in accounting method.

Taxes payable at July 31, 2010 included a prepaid balance of $2.9 million and a long-term payable of $9.6 million, which are included in current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. Taxes payable at October 31, 2009 included a prepaid balance of $8.7 million and a long-term payable of $1.4 million, which are included in other current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. The net change in total taxes payable in the first nine months of fiscal 2010 reflects a current tax provision totaling $113.7 million offset by $94.8 million of income taxes paid and the recognition of $4.9 million of excess tax benefits associated with stock option exercises in the first nine months of fiscal 2010.

Contractual Obligations

The following table details our future contractual obligations as of July 31, 2010:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$432	$20	$39	$39	$334
Senior notes	500	—	—	—	500
Interest payment on senior notes	244	33	65	65	81
Investment in private equity partnership	2	2	—	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,188	$55	$114	$104	$915
(1)	Minimum payments have not been reduced by minimum sublease rentals of $6.1 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of July 31, 2010, we had invested $12.8 million of the maximum $15.0 million of committed capital.

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

In conjunction with our adoption of a new non-controlling interest accounting standard, we have presented all redeemable non-controlling interests at redemption value on our balance sheet as of July 31, 2010. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $46.1 million on July 31, 2010 compared to $43.9 million on October 31, 2009.

In July 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to us an additional interest in Parametric Risk Advisors for $2.2 million. The transaction increased our ownership interest from 40 to 51 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In May 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell to us an additional interest in Parametric Portfolio Associates for $9.0 million. The transaction increased our ownership interest from 92.4 percent to 94.3 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

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

Cash provided by operating activities totaled $190.3 million in the first nine months of fiscal 2010, an increase of $80.3 million from the $110.0 million reported in the first nine months of fiscal 2009. Net income increased by $55.9 million to $141.0 million in the first nine months of fiscal 2010 from $85.1 million in the first nine months of fiscal 2009. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net investment gains of $4.8 million in the first nine months of fiscal 2010, compared to net investment gains of $3.0 million in the first nine months of fiscal 2009. We also adjusted net income for the activities of our equity-method affiliates which contributed $0.4 million in the first nine months of fiscal 2010 compared to $5.3 million in the first nine months of fiscal 2009. Timing differences in the cash settlement of our short-term and long-term receivables and payables increased cash provided by operating activities by $25.8 million in the first nine months of fiscal 2010 and reduced cash provided by operating activities by $9.2 million in the first nine months of fiscal 2009. Other significant sources and uses of cash include net cash inflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $5.6 million and $2.4 million in the first nine months of fiscal 2010 and 2009, respectively, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $23.5 million and $8.9 million in the first nine months of fiscal 2010 and 2009, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions, other intangible assets and debt issuance costs, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $56.3 million in the first nine months of fiscal 2010 from $41.3 million in the first nine months of fiscal 2009, reflecting increases in stock-based compensation and other depreciation and amortization offset by decreases in the amortization of deferred sales commissions and the net change in deferred income taxes. The increase in other depreciation and amortization can be primarily attributed to an increase in depreciation expense associated with tenant improvements associated with our move to new corporate headquarters and the amortization of intangible assets associated with the TABS acquisition.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate. Cash used for investing activities totaled $18.9 million in the first nine months of fiscal 2010 compared to cash provided by investing activities of $37.0 million in the first nine months of fiscal 2009.

In the first nine months of fiscal 2010, additions to equipment and leasehold improvements totaled $8.0 million, compared to $42.1 million in the first nine months of fiscal 2009. Additions in the first nine months of fiscal 2009 reflect tenant improvements made in conjunction with our move to new corporate headquarters. The acquisition of TABS resulted in a net cash payment of $29.0 million in the first nine months of fiscal 2009 as more fully described in “Contractual Obligations” above. In fiscal 2010, the Company made $8.8 million in contingent payments to the sellers of TABS under the terms of the 2009 acquisition agreement. In the first nine months of fiscal 2010, net purchases and sales of available-for-sale investments reduced investing cash flows by $10.2 million compared to a contribution of $113.1 million in the comparable period a year earlier.

In October 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund under which the fund may borrow up to $15.0 million. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on December 16, 2009, the Note was extended until December 15, 2010. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. In the first nine months of fiscal 2010, the sponsored private equity fund made payments on the Note totaling $8.0 million, bringing the remaining balance to zero on July 31, 2010.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash used for financing activities totaled $96.7 million and $59.9 million in the first nine months of fiscal 2010 and 2009, respectively.

In the first nine months of fiscal 2010, we repurchased and retired a total of 2.2 million shares of our Non-Voting Common Stock for $68.8 million under our authorized repurchase programs and issued 2.9 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $34.6 million. We have authorization to purchase an additional 6.3 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.48 in the first nine months of fiscal 2010, compared to $0.47 in the first nine months of fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Accounting Developments

VIEs

In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies, such as the privately offered equity funds in which the Company invests. The Company is currently evaluating the potential impact on its Consolidated Financial Statements of the accounting changes related to entities not contemplated in the deferral.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2009.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2010. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2009 and the first nine months of fiscal 2010 to maintain minimum debt coverage ratios amidst declining markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter 2010:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2010 through May 31, 2010	250,000	$32.29	250,000	6,813,431
June 1, 2010 through June 30, 2010	250,000	$29.53	250,000	6,563,431
July 1, 2010 through July 31, 2010	301,150	$29.02	301,150	6,262,281
Total	801,150	$30.20	801,150	6,262,281
(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: September 3, 2010	/s/ Robert J. Whelan (Signature) Robert J. Whelan Chief Financial Officer

DATE: September 3, 2010	/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Accounting Officer