Form 10-K
period 2010-10-31
EATON VANCE CORP
filed 2010-12-22
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2010
or ☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to

Commission File Number 1-8100

EATON VANCE CORP.

(Exact name of registrant as specified in its charter)

Maryland	04-2718215
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $35.24 on April 30, 2010 on the New York Stock Exchange was $4,073,320,052. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2010
Non-Voting Common Stock, $0.00390625 par value	117,927,054
Voting Common Stock, $0.00390625 par value	399,240

Eaton Vance Corp.
Form 10-K
For the Fiscal Year Ended October 31, 2010
Index

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A, “Risk Factors.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2010, we had $185.2 billion in assets under management.

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

We conduct our investment management business through five wholly owned affiliates, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”) and Eaton Vance Trust Company (“EVTC”), and four other consolidated subsidiaries, Atlanta Capital Management Company, LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset

Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”). EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited, (“EVS”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets and sells our products in Asia Pacific. We are headquartered in Boston, Massachusetts. Our affiliates and subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; New York, New York; London, England; and Singapore. Our sales representatives operate throughout the United States, and in Europe, Asia Pacific and Latin America.

Company History and Development

We have been in the investment management business for eighty-six years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed at the time of the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Eaton Vance Corp. was incorporated in Maryland in 1990. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for institutional and high-net-worth investors.

In fiscal 2001 we acquired controlling interests in Atlanta Capital and Fox Asset Management, investment management firms focusing, respectively, on growth and value equity investment styles. In fiscal 2003, we acquired a controlling interest in Parametric Portfolio Associates, a leader in structured equity portfolio management. Parametric Portfolio Associates offers three principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; overlay portfolio management for retail managed accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management; and quantitative active equity portfolio management, with a primary focus on emerging market equity. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries, institutional investors and mutual funds.

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

In November 2010, we announced the acquisition of the assets of Managed ETFs LLC, an intellectual property company that holds three issued and several pending patents. The patents relate principally to a method for trading exchange traded funds (“ETFs”) based on a reference future net asset value (“NAV”) of the fund, which is referred to as NAV-based trading, and a method for commercializing non-transparent actively managed ETFs that relies in part on NAV-based trading. We believe NAV-based trading may prove the key to unlocking the ETF market opportunity for traditional active investment strategies for which real-time daily disclosure of portfolio holdings is not appropriate.

To be commercialized, both NAV-based trading of index ETFs and the development of non-transparent active ETFs require approval of the SEC, which has not yet been granted. If we are successful in getting SEC approval, we intend to commercialize the technology by licensing the patent rights to ETF sponsors and developing a family of Eaton Vance-sponsored actively managed ETFs, in both cases seeking to earn asset-based licensing fees.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity and fixed and floating-rate income asset classes. The following tables show assets under management by vehicle and investment category for the dates indicated:

	Ending Assets Under Management by Vehicle at October 31,
(in millions)	2010	2009	2008
Fund assets:
Open-end funds	$73,567	$56,844	$43,871
Closed-end funds	24,032	23,162	22,191
Private funds	17,518	17,612	21,193
Total fund assets	115,117	97,618	87,255
Separate account assets:
High-net-worth and institutional account assets	46,476	36,860	21,293
Retail managed account assets	23,650	20,418	14,539
Total separate account assets	70,126	57,278	35,832
Total	$185,243	$154,896	$123,087

	Ending Assets Under Management by Investment Category at October 31,
(in millions)	2010	2009	2008
Equity assets	$109,096	$96,140	$81,029
Fixed income assets	54,273	41,309	27,414
Floating-rate income assets	21,874	17,447	14,644
Total	$185,243	$154,896	$123,087

Open-end funds represented 40 percent of our total assets under management on October 31, 2010, while closed-end and private funds represented 13 percent and 9 percent, respectively. High-net-worth and institutional separate account assets and retail managed account assets represented 25 percent and 13 percent of total assets under management, respectively, on October 31, 2010. As shown in the table above, our asset base is broadly diversified, with 59 percent of total assets under management in equity assets, 29 percent in fixed income assets and 12 percent in floating-rate income assets on October 31, 2010. This diversification provides us with the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

Fiscal 2010 was among the most prolific period of product launches in Company history. In the twelve months ended October 31, 2010, we launched nine new mutual funds in the U.S., two offshore funds and one closed-end fund. Our nine new mutual funds included two equity funds, four income funds and three alternative/absolute return funds. Our two new offshore funds expanded our offshore lineup to include global macro and emerging markets local income strategies. Our new closed-end fund, Eaton Vance Tax-Advantaged Bond and Option Strategies Fund, raised $200.0 million in its June 2010 initial public offering.

We are a leading provider of tax-managed equity funds, municipal income funds and tax-efficient separate accounts. We have developed and implemented a range of strategies for investors seeking to minimize the effect of taxes on their investment returns, and are a market leader in this area. As of October 31, 2010, we managed $76.6 billion in funds and accounts managed for after-tax returns.

Open-end Funds

As of October 31, 2010, we offered 107 open-end funds, including 11 tax-managed equity funds, 33 non-tax-managed equity funds, 39 state and national municipal income funds, 19 taxable fixed income and cash management funds, and 5 floating-rate bank loan funds.

As noted above, we are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $8.1 billion in open-end tax-managed equity fund assets under management on October 31, 2010. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, mid-cap core, small-cap value, small-cap, international, emerging markets, equity asset allocation and dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds, and sector-specific funds. Assets under management in non-tax-managed equity funds totaled $26.0 billion on October 31, 2010.

We offer one of the broadest municipal income fund families in the industry, with 9 national and 30 state-specific funds in 25 different states. As of October 31, 2010, we managed $12.8 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management fund offerings utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, global currency and income investments, high grade bonds, high yield bonds and cash instruments. Fiscal 2010 business results reflect strong growth in our global income assets, driven in large part by sales of Eaton Vance Global Macro Absolute Return Fund. Due to capacity constraints related to investments in frontier markets, Eaton Vance Global Macro Absolute Return Fund was closed to new investors on October 1, 2010. In anticipation of the closing, we launched the successor Eaton Vance Macro Absolute Return Advantage Fund at the end of August, a new fund that is managed by the same team, utilizes the same global research and has the same focus on risk-adjusted returns as the Eaton Vance Global Macro Absolute Return Fund, but differs by having a reduced emphasis on frontier markets and a willingness to accept higher performance volatility in pursuit of stronger returns. Assets under management in open-end taxable income funds totaled $17.7 billion on October 31, 2010.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $9.0 billion on October 31, 2010.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $350.1 million at October 31, 2010.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2010, assets managed in these internationally sold funds totaled $3.3 billion.

As of October 31, 2010, 28 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 17 equity and 11 income funds. The Company believes that the best source of performance-related information and overall performance history of our funds is the Company’s website, wwww.eatonvance.com. On the Company’s website, investors can obtain the most current, publicly available information about its product offerings, including information as to investment style, specific portfolio characteristics, MorningstarTM ratings and average annual total returns on a pre-and after-tax basis over a one-year, three-year, five-year and ten-year period, as well as over the life of the fund.

Closed-end Funds

We entered the closed-end fund market in October 1998 and have brought a significant number of closed-end funds to market over the last twelve years. Today, our family of closed-end funds includes 21 municipal bond funds, 11 domestic and global equity income funds, 3 bank loan funds and 2 multi-sector funds. As of October 31, 2010, we managed $24.0 billion in closed-end fund assets and ranked as the third largest manager of U.S.-listed closed-end funds according to Strategic Insight, a fund industry data provider.

In fiscal 2008, consistent with broad market experience, our 29 closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have been working with other market participants to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings and through creation of tender option bonds by certain municipal funds.

In response to the failures experienced in the APS auction market, we sought and obtained no-action relief from the SEC to permit our closed-end funds to issue a new type of floating-rate preferred stock called Liquidity Protected Preferred shares (“LPP shares”). Like APS, LPP shares are designed to be used by closed-end funds as a source of financial leverage. LPP shares differ from APS in that they are supported by the unconditional purchase obligation of a designated liquidity provider and are designed for purchase by money market funds. While we have yet to offer LPP shares, we are hopeful that, as market conditions improve, LPP shares can provide a cost-effective alternative form of leverage that, together with other solutions, our funds can use to redeem the balance of their outstanding APS. As of October 31, 2010, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke, a reduction of 78 percent.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and equity, floating-rate bank loan and fixed income funds offered to institutional investors. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $10.9 billion in assets under management as of October 31, 2010. Assets under management in institutional equity, bank loan and fixed income funds, which include cash instrument collateralized debt obligation (“CDO”) entities, collective trusts and leveraged and unleveraged loan funds, totaled $6.6 billion as of October 31, 2010, including $2.4 billion of assets in CDO entities.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, including foundations, endowments and retirement plans for individuals, corporations and municipalities. Our diversity of investment capabilities allows us to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Our broad expertise provides us the opportunity to customize solutions that help meet our clients’ complex investment needs.

During fiscal 2005 we chartered a non-depository trust company, EVTC, and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. The trust company also enables us to expand our presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker/dealer channel. In addition to management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

Institutional separate account assets under management totaled $34.6 billion at October 31, 2010.

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

Parametric Portfolio Associates is a leading manager of tax-efficient core equity portfolios for family offices and high-net-worth individuals. In fiscal 2007, Parametric Portfolio Associates formed Parametric Risk Advisors to extend Parametric Portfolio Associates’ offerings for the high-net-worth and family office market. These offerings include investment programs that utilize overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies, including call writing and hedging of concentrated stock positions, actively managed portfolios and exchange traded funds. Offerings include a covered call-writing program designed to increase cash flow and reduce volatility on concentrated holdings, a call-writing program designed to increase cash flow and reduce volatility on actively managed equity portfolios and a professionally managed hedging program designed to reduce downside risk on actively managed equity portfolios.

High-net-worth separate account assets totaled $11.9 billion at October 31, 2010, $3.9 billion of which are managed by EVIC and $8.0 billion of which are managed by Parametric Portfolio Associates and Parametric Risk Advisors.

Retail Managed Accounts

We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates, TABS and certain strategic partners, and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 60 retail managed account broker/dealer programs and continue to expand our product offerings in these programs across key platforms. In conjunction with our field sales representatives, our Wealth Management Solutions Group provides marketing and service to support our sophisticated wealth management offerings. According to Cerrulli Associates, a firm that tracks retail managed account data, Eaton Vance currently ranks as the fifth largest manager of retail managed account assets. Retail managed account assets totaled $23.7 billion at October 31, 2010.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers for all but five of the Eaton Vance funds. Lloyd George Management (“LGM”), an independent investment management company based in Hong Kong in which we own a 20 percent equity position, is the investment adviser for three of our emerging market equity funds, Eaton Vance Asian Small Companies Fund, Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser for Eaton Vance Worldwide Health Sciences Fund and Eaton Vance International (Ireland) Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance International Equity Fund and Eaton Vance Tax-Managed International Equity Fund. Richard Bernstein Advisors LLC, an independent investment management company based in New York, New York, acts as sub-adviser to Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund. Armored Wolf, LLC, an independent investment management company based in Aliso Viejo, California, acts as sub-adviser to Eaton Vance Commodity Strategy Fund. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors also act as sub-advisers to EVM and BMR for 15 funds.

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

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from ten to 105 basis points annually of assets under management and the associated advisory contracts are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administration fees earned for the three years ended October 31, 2010, 2009 and 2008 as follows:

	Investment Advisory and Administration Fees
(in thousands)	2010	2009	2008
Investment advisory fees –
Funds	$631,930	$509,155	$645,554
Separate accounts	198,666	147,925	133,592
Administration fees – funds	37,087	26,740	36,560
Total	$867,683	$683,820	$815,706

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

EVTC is the trustee for each collective investment trust that is maintained by it and is responsible for designing and implementing the trust’s investment program or overseeing subadvisors managing the trust’s investment portfolios. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 105 basis points of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker/dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and sold by EVMI through certain dealer firms to investors who are citizens of member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds, are Cayman Island domiciled funds distributed by EVMI and EVD for non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of more than 130 external and internal wholesalers. External and internal wholesalers work closely with investment advisers in the retail distribution network to assist in placing Eaton Vance funds.

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

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD similar to those for Class B shares, at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fee paid to EVD for the first twelve months and pays the distribution and service fee to the dealer after one year.

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

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2010 or prior years.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2010. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2010 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2010 or prior years.

EVS has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVS is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVS. There were no violations by EVS of the liquidity and capital requirements in fiscal 2010, its first year of operation.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 680 investment managers at the end of calendar 2009 that competed in the U.S. mutual fund market. We compete with these firms, many of whom have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2009 there were more than 8,600 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of assets under management, revenue and financial condition.

We are also subject to substantial competition in the retail managed account channel from other investment management firms seeking to participate as managers in “wrap-fee” programs. Sponsors of wrap-fee programs limit the number of approved managers within their programs and firms compete based on investment performance to win and maintain positions in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of product offerings, investment performance, strength of reputation and the scope and quality of client service.

Employees

On October 31, 2010, we and our controlled subsidiaries had 1,094 full-time and part-time employees. On October 31, 2009, the comparable number was 1,059.

Available Information

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. Reports may be viewed and obtained on our website, http://www.eatonvance.com, or by calling Investor Relations at 617-482-8260. We have included our website address in this report as inactive textual reference only. Information on our website is not incorporated by reference into this report.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business and there are few barriers to entry. Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing affiliated and externally managed investment products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. A decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage (financing used by the investment vehicle to increase the investable assets of the vehicle) used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was modified in fiscal 2009 and 2010 to maintain minimum debt coverage ratios and for other portfolio purposes.

The continuing weakness the economy is experiencing could adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a decline in securities prices. Any decreases in the level of our assets under management due to securities price declines, reduction in leverage or other factors could negatively impact our revenue and net income.

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

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service over 86 years. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

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

We could be impacted by changes in tax policy. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we emphasize managing funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates could have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on a portion of our tax-advantaged equity income business. Changes in tax policy could also affect our privately offered equity funds.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts and New York, New York. The leased offices of our subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; London, England and Singapore. For more information see Note 20 of our Notes to Consolidated Financial Statements contained in Item 8 of this document.

Item 3. Legal Proceedings

Eaton Vance is party to various lawsuits that are incidental to its business. The Company believes these lawsuits will not have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Item 4. Removed and Reserved

(The remainder of this page is left intentionally blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2010 by 19 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2010 was 2,240. The high and low common stock prices and dividends per share were as follows for the periods indicated:

	Fiscal 2010			Fiscal 2009
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$33.47	$27.34	$0.160	$23.48	$11.86	$0.155
April 30	$36.08	$27.48	$0.160	$27.79	$14.34	$0.155
July 31	$36.05	$26.87	$0.160	$30.19	$23.02	$0.155
October 31	$30.86	$25.60	$0.180	$31.31	$26.30	$0.160

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis.

The following table sets forth certain information concerning our equity compensation plans at October 31, 2010:

Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	(a)(1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,712,103	$25.16	3,750,944
Equity compensation plans not approved by security holders	—	—	—
Total	28,712,103	$25.16	3,750,944

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 28,712,103 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,274,537 shares related to our 1986 Employee Stock Purchase Plan, 1,181,904 shares related to our 1992 Incentive Stock Alternative Plan and 1,294,503 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, which provides for the issuance of stock options, restricted stock and phantom stock.

Performance Graph

The graph below compares the cumulative total return on our Non-Voting Common Stock for the period from November 1, 2005 through October 31, 2010 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2005 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

(The remainder of this page is intentionally left blank)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2010 through August 31, 2010	300,000	$28.31	300,000	5,962,281
September 1, 2010 through September 30, 2010	358,020	$28.74	358,020	5,604,261
October 1, 2010 through October 31, 2010	803,165	$29.42	803,165	4,801,096
Total	1,461,185	$29.03	1,461,185	4,801,096
(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Revenue	$1,121,661	$890,371	$1,095,800	$1,084,100	$862,194
Net income(1)	201,225	135,525	202,816	149,069	164,480
Net income attributable to non-controlling interests(2)	26,927	5,418	7,153	6,258	5,103
Net income attributable to Eaton Vance Corp. shareholders	174,298	130,107	195,663	142,811	159,377
Balance Sheet Data:
Total assets	$1,280,607	$1,075,067	$968,355	$966,831	$668,195
Long-term debt(3)	500,000	500,000	500,000	500,000	—
Redeemable non-controlling interests (temporary equity)	67,019	43,871	72,137	73,422	64,046
Total Eaton Vance Corp. shareholders’ equity	410,285	306,969	178,518	163,970	441,984
Non-redeemable non-controlling interests	570	91	—	—	—
Total permanent equity	410,855	307,060	178,518	163,970	441,984
Per Share Data:
Earnings per share before cumulative effect of change in accounting principle:
Basic earnings	$1.47	$1.11	$1.69	$1.15	$1.25
Diluted earnings	1.40	1.07	1.57	1.05	1.18
Earnings per share:
Basic earnings	1.47	1.11	1.69	1.15	1.24
Diluted earnings	1.40	1.07	1.57	1.05	1.17
Cash dividends declared	0.660	0.625	0.605	0.510	0.420
(1)	Net income of $149.1 million in fiscal 2007 includes $76.0 million of structuring fee payments associated with closed-end fund offerings and payments totaling $52.2 million to terminate compensation agreements in respect of certain previously offered closed-end funds.
(2)	Net income attributable to non-controlling interests of $26.9 million in fiscal 2010 reflects an increase of $18.4 million in the estimated redemption value of redeemable non-controlling interests recognized in conjunction with the adoption of new accounting guidance effective November 1, 2009.
(3)	In fiscal 2007, the Company offered $500 million of 6.5 percent ten-year senior notes. In fiscal 2006, EVM retired its outstanding zero-coupon exchangeable notes.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of October 31, 2010, we had $185.2 billion in assets under management.

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

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred sales commissions, goodwill and intangible assets, income taxes, fair value, stock-based compensation and non-controlling interests. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Market Developments

Prevailing market conditions affect our 1) asset levels, 2) operating results and 3) the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management increased 27 percent in fiscal 2010 over fiscal 2009 due to both strong net flows and positive market action, as reflected in the 14 percent increase in the S&P 500 Index over the fiscal year. Revenue increased faster than our overall expenses in fiscal 2010, resulting in higher operating margins, and our balance sheet continues to provide financial flexibility as more fully described below.

Managed Asset Levels

In fiscal 2010, revenue increased relative to fiscal 2009, primarily reflecting an increase in average managed assets due to improving equity markets and positive net flows. Average assets under management were $169.0 billion in fiscal 2010 compared to $132.7 billion in fiscal 2009. Growth in separate account assets, which earn lower fees on average than funds, contributed to a decline in our average effective fee rate to 66 basis points in fiscal 2010 from 67 basis points in fiscal 2009.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so.

Operating Results

In fiscal 2010, our revenue increased by $231.3 million, or 26 percent, from fiscal 2009. Our operating expenses increased by $111.2 million, or 17 percent, in the same period, reflecting increases in expenses tied to asset levels that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. The increase in our operating expenses also reflects an increase in our sales-related expenses, including sales incentives, which vary with the level of sales and the acquisition cost of new assets.

Recoverability of our Investments

In fiscal 2010 we used our balance sheet strength to invest in our business, committing excess cash to bring new products to scale to facilitate placement on our distribution partners’ platforms. Our long-term investments of $329.7 million primarily reflect seed capital investments in new products and strategies. These investments are generally in liquid debt or equity securities and are carried at fair market value. Accordingly, recoverability of these investments is generally not an area of significant risk to us.

We test our investments, including our investments in collateralized debt obligation (“CDO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in CDO entities, which have been the subject of past impairments, totaled $1.4 million on October 31, 2010. We evaluate our investments in CDO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in CDO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at October 31, 2010.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2010 that would indicate that an impairment loss exists at October 31, 2010.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2010 that would indicate that an impairment loss exists at October 31, 2010.

Assets Under Management

Assets under management of $185.2 billion on October 31, 2010 were 20 percent higher than the $154.9 billion reported a year earlier, reflecting improving securities prices and strong open-end fund, high-net worth and institutional net inflows. Long-term fund net inflows of $11.4 billion over the last fiscal year reflect $12.8 billion of open-end fund net inflows and $0.7 billion of closed-end fund net inflows offset by $2.1 billion of private fund net outflows. Outflows from private and closed-end funds include net reductions in fund leverage of $0.5 billion in the last twelve months. High-net-worth and institutional separate account net inflows were $4.7 billion and retail managed account net inflows were $0.2 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $14.3 billion to growth in managed assets, while a decrease in cash management assets reduced assets under management by $0.3 billion.

Ending Assets Under Management by Investment Category(1)

	October 31,						2010 vs. 2009	2009 vs. 2008
(in millions)	2010	% of Total	2009	% of Total	2008	% of Total
Equity	$109,096	59%	$96,140	62%	$81,029	66%	13%	19%
Fixed income	54,273	29%	41,309	27%	27,414	22%	31%	51%
Floating-rate bank loan	21,874	12%	17,447	11%	14,644	12%	25%	19%
Total	$185,243	100%	$154,896	100%	$123,087	100%	20%	26%

(1) Includes funds and separate accounts.

Equity assets under management included $31.8 billion, $31.4 billion and $34.9 billion of equity funds managed for after-tax returns on October 31, 2010, 2009 and 2008, respectively. Fixed income assets included $17.3 billion, $16.4 billion and $14.2 billion of tax-exempt municipal bond fund assets and $1.1 billion, $1.4 billion and $1.1 billion of cash management fund assets on October 31, 2010, 2009 and 2008, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in millions)	2010	2009	2008
Long-term funds:
Open-end funds	$12,804	$7,397	$8,426	73%	-12%
Closed-end funds	691	(9)	(613)	NM (2)	-99%
Private funds	(2,053)	(3,960)	(1,141)	-48%	247%
Total long-term fund net inflows	11,442	3,428	6,672	234%	-49%
HNW and institutional accounts(1)	4,733	7,912	2,450	-40%	223%
Retail managed accounts	171	2,118	5,581	-92%	-62%
Total separate account net inflows	4,904	10,030	8,031	-51%	25%
Total net inflows	$16,346	$13,458	$14,703	21%	-8%
(1)	High-net-worth (“HNW”)
(2)	Not meaningful (“NM”)

Long-term fund net inflows totaled $11.4 billion in fiscal 2010 compared to $3.4 billion in fiscal 2009 and $6.7 billion in fiscal 2008. Open-end fund net inflows of $12.8 billion, $7.4 billion and $8.4 billion in fiscal 2010, 2009 and 2008, respectively, reflect gross inflows of $32.2 billion, $23.1 billion and $25.9 billion, respectively, net of redemptions of $19.4 billion, $15.7 billion and $17.5 in fiscal 2010, 2009 and 2008, respectively. Closed-end fund net inflows in fiscal 2010 reflect the $200.0 million initial public offering of Eaton Vance Tax-Advantaged Bond and Option Strategies Fund, a net increase in portfolio leverage and dividend reinvestment. Private funds, which include privately offered equity and income funds as well as CDO entities, had net outflows of $2.1 billion, $4.0 billion and $1.1 billion in fiscal 2010, 2009 and 2008, respectively. Approximately $0.8 billion and $1.4 billion of private fund outflows in fiscal 2010 and 2009, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in closed-end and private funds reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $4.9 billion in fiscal 2010 compared to net inflows of $10.0 billion and $8.0 billion in fiscal 2009 and 2008, respectively. High-net-worth and institutional account net inflows totaled $4.7 billion in fiscal 2010 compared to $7.9 billion and $2.4 billion in fiscal 2009 and 2008, respectively, reflecting gross inflows of $12.0 billion, $13.0 billion and $7.8 billion in fiscal 2010, 2009 and 2008, respectively, net of redemptions of $7.3 billion, $5.1 billion and $5.4 billion, respectively. Retail managed account net inflows totaled $0.2 billion, $2.1 billion and $5.6 billion in fiscal 2010, 2009 and 2008, respectively, reflecting gross inflows of $6.7 billion, $8.4 billion and $9.8 billion, respectively, net of redemptions of $6.5 billion, $6.3 billion and $4.2 billion, respectively. Retail managed account redemptions in fiscal 2010 reflect a $1.5 billion reduction in Parametric Portfolio Associates’ retail managed account overlay assets as a result of the integration of Bank of America’s retail managed account program into the Merrill Lynch retail managed account program following Bank of America’s 2009 acquisition of Merrill Lynch. Unlike the former Bank of America program, the Merrill Lynch retail managed account program does not currently utilize outside overlay managers.

The following table summarizes the asset flows by investment category for the fiscal years ended October 31, 2010, 2009 and 2008:

Asset Flows

	Years Ended October 31,			2010 vs. 2009	2009 vs, 2008
(in millions)	2010	2009	2008
Equity fund assets – beginning	$54,779	$51,956	$72,928	5%	-29%
Sales/inflows	13,272	14,108	18,528	-6%	-24%
Redemptions/outflows	(13,514)	(12,667)	(10,818)	7%	17%
Exchanges	346	(77)	(196)	NM	-61%
Market value change	4,669	1,459	(28,486)	220%	NM
Equity fund assets – ending	59,552	54,779	51,956	9%	5%
Fixed income fund assets – beginning	24,970	20,382	24,617	23%	-17%
Sales/inflows	15,878	6,994	5,888	127%	19%
Redemptions/outflows	(6,471)	(5,026)	(5,316)	29%	-5%
Exchanges	219	106	184	107%	-42%
Market value change	1,827	2,514	(4,991)	-27%	NM
Fixed income fund assets – ending	36,423	24,970	20,382	46%	23%
Floating-rate bank loan fund assets – beginning	16,452	13,806	20,381	19%	-32%
Sales/inflows	4,973	4,270	3,691	16%	16%
Redemptions/outflows	(2,696)	(4,251)	(5,301)	-37%	-20%
Exchanges	(639)	3	(347)	NM	NM
Market value change	(91)	2,624	(4,618)	NM	NM
Floating-rate bank loan fund assets – ending	17,999	16,452	13,806	9%	19%
Total long-term fund assets – beginning	96,201	86,144	117,926	12%	-27%
Sales/inflows	34,123	25,372	28,107	34%	-10%
Redemptions/outflows	(22,681)	(21,944)	(21,435)	3%	2%
Exchanges	(74)	32	(359)	NM	NM
Market value change	6,405	6,597	(38,095)	-3%	NM
Total long-term fund assets – ending	113,974	96,201	86,144	18%	12%
Separate accounts – beginning	57,278	35,832	42,160	60%	-15%
Inflows – HNW and institutional	12,000	13,015	7,813	-8%	67%
Outflows – HNW and institutional	(7,267)	(5,103)	(5,363)	42%	-5%
Inflows – retail managed accounts	6,683	8,379	9,754	-20%	-14%
Outflows – retail managed accounts	(6,512)	(6,261)	(4,173)	4%	50%
Market value change	7,944	4,563	(14,359)	74%	NM
Assets acquired	—	6,853	—	NM	NM
Separate accounts – ending	70,126	57,278	35,832	22%	60%
Cash management fund assets – ending	1,143	1,417	1,111	-19%	28%
Assets under management – ending	$185,243	$154,896	$123,087	20%	26%

Ending Assets Under Management by Asset Class

	October 31,						2010 vs. 2009	2009 vs. 2008
(in millions)	2010	% of Total	2009	% of Total	2008	% of Total
Open-end funds:
Class A	$38,048	20%	$34,608	22%	$28,659	23%	10%	21%
Class B	1,861	1%	2,297	2%	2,831	2%	-19%	-19%
Class C	10,387	6%	8,102	5%	6,939	6%	28%	17%
Class I	22,198	12%	10,727	7%	4,148	4%	107%	159%
Other(1)	1,073	1%	1,110	1%	1,294	1%	-3%	-14%
Total open-end funds	73,567	40%	56,844	37%	43,871	36%	29%	30%
Private funds(2)	17,518	9%	17,612	11%	21,193	17%	-1%	-17%
Closed-end funds	24,032	13%	23,162	15%	22,191	18%	4%	4%
Total fund assets	115,117	62%	97,618	63%	87,255	71%	18%	12%
HNW and institutional account assets	46,476	25%	36,860	24%	21,293	17%	26%	73%
Retail managed account assets	23,650	13%	20,418	13%	14,539	12%	16%	40%
Total separate account assets	70,126	38%	57,278	37%	35,832	29%	22%	60%
Total	$185,243	100%	$154,896	100%	$123,087	100%	20%	26%

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

Fund assets represented 62 percent of total assets under management on October 31, 2010, down from 63 percent and 71 percent on October 31, 2009 and 2008, respectively, while separate account assets, which include high-net-worth, institutional and retail managed account assets, increased to 38 percent of total assets under management on October 31, 2010, from 37 percent and 29 percent on October 31, 2009 and 2008, respectively. The 18 percent increase in fund assets under management in fiscal 2010 reflects annualized internal growth before deleveraging of 12 percent, market appreciation of $6.4 billion and net reductions in fund leverage of $0.5 billion. The 22 percent increase in separate account assets under management in fiscal 2010 reflects annualized internal growth of 9 percent and market appreciation of $7.9 billion.

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

Average Assets Under Management by Asset Class(1)

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in millions)	2010	2009	2008
Open-end funds:
Class A	$36,682	$30,676	$34,969	20%	-12%
Class B	2,070	2,403	4,554	-14%	-47%
Class C	9,221	7,002	9,097	32%	-23%
Class I	15,887	6,601	3,882	141%	70%
Other(2)	1,076	1,168	1,168	-8%	0%
Total open-end funds	64,936	47,850	53,670	36%	-11%
Private funds(3)	17,336	17,915	27,024	-3%	-34%
Closed-end funds	23,253	21,290	29,898	9%	-29%
Total fund assets	105,525	87,055	110,592	21%	-21%
HNW and institutional account assets	41,160	28,576	26,603	44%	7%
Retail managed account assets	22,332	17,053	15,964	31%	7%
Total separate account assets	63,492	45,629	42,567	39%	7%
Total	$169,017	$132,684	$153,159	27%	-13%
(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CDO entities.

Results of Operations

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in thousands, except per share data)	2010	2009	2008
Net income attributable to Eaton Vance Corp. shareholders	$174,298	$130,107	$195,663	34%	-34%
Earnings per share:
Basic	$1.47	$1.11	$1.69	32%	-34%
Diluted	$1.40	$1.07	$1.57	31%	-32%
Operating margin	31%	26%	33%

We reported net income attributable to Eaton Vance Corp. shareholders of $174.3 million, or $1.40 per diluted share, in fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $130.1 million, or $1.07 per diluted share, in fiscal 2009. The increase in net income attributable to Eaton Vance Corp. shareholders of $44.2 million, or $0.33 per diluted share, can be primarily attributed to the following:

•	An increase in revenue of $231.3 million, or 26 percent, primarily due to the 27 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 66 basis points in fiscal 2010 from 67 basis points in fiscal 2009. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management and a shift in product mix from equity assets under management toward fixed and floating-rate assets under management.
•	An increase in expenses of $111.2 million, or 17 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses partially offset by a decrease in fund expenses.
•	A net decrease in gains on investments and derivatives of $1.8 million.
•	An increase in income taxes of $55.2 million, or 78 percent, reflecting the 57 percent increase in taxable income year-over-year and a deferred tax adjustment in the fourth quarter of fiscal 2009 related to stock-based compensation expense that resulted in a decrease in our fiscal 2009 income tax expense of $5.2 million.
•	An increase in net income attributable to non-controlling interests of $21.5 million, reflecting an increase in the profitability of our majority-owned subsidiaries and consolidated funds and an $18.4 million increase in the estimated redemption value of redeemable non-controlling interests recognized in conjunction with the November 1, 2009 implementation of a new accounting standard on non-controlling interests.
•	An increase in weighted average diluted shares outstanding of 2.1 million shares, or 2 percent, primarily reflecting an increase in the number of in-the-money share options and an increase in vested restricted shares included in the calculation of weighted average diluted shares outstanding, offset by shares repurchased in fiscal 2010.

We reported net income attributable to Eaton Vance Corp. shareholders of $130.1 million, or $1.07 per diluted share, in fiscal 2009 compared to net income attributable to Eaton Vance Corp. shareholders of $195.7 million, or $1.57 per diluted share, in fiscal 2008. The decrease in net income attributable to Eaton Vance Corp. shareholders of $65.6 million, or $0.50 per diluted share, can be primarily attributed to the following:

•	A decrease in revenue of $205.4 million, or 19 percent, primarily due to the 13 percent decrease in average assets under management and a decrease in our annualized effective fee rate to 67 basis points in fiscal 2009 from 72 basis points in fiscal 2008. The decrease in our annualized effective fee rate can be attributed to the increase in average separate account assets under management as a percentage of total average assets under management primarily as a result of the TABS acquisition in December 2008.
•	A decrease in expenses of $74.9 million, or 10 percent, due to decreases in compensation expense, distribution expense, service fee expense, fund expenses and the amortization of deferred sales commissions, primarily reflecting decreases in both average assets under management and revenue.
•	A decrease in interest income of $7.4 million, or 66 percent, reflecting a modest decrease in average cash balances and a substantial decrease in effective interest rates over the twelve month period ended October 31, 2009.
•	An increase in gains on investments and derivatives of $11.1 million, reflecting improving equity markets in the second half of fiscal 2009.
•	A decrease in impairment losses on investments in CDO entities of $11.3 million.
•	A decrease in income taxes of $54.1 million, or 43 percent, reflecting the 36 percent decrease in taxable income year-over-year, a decrease in our state effective tax rate and the $5.2 million tax adjustment in the fourth quarter of fiscal 2009 related to stock-based compensation expense.
•	A decrease in the equity in net income of affiliates of $6.2 million, reflecting decreases in the net income of Lloyd George Management and a private equity partnership.

•	A decrease in net income attributable to non-controlling interests of $1.7 million, primarily reflecting a $2.8 million adjustment to net income attributable to non-controlling interests in fiscal 2008 partially offset by an increase in the profitability of our majority-owned subsidiaries and consolidated funds.
•	A decrease in weighted average diluted shares outstanding of 3.9 million shares, or 3 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding and modest stock buybacks over the last twelve months.

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

The following table provides a reconciliation of operating income to adjusted operating income for the fiscal years ended October 31, 2010, 2009 and 2008:

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in thousands)	2010	2009	2008
Operating income	$353,282	$233,220	$363,752	51%	-36%
Operating losses (income) of consolidated funds	(4,901)	(1,925)	8,268	155%	NM
Closed-end fund structuring fees	2,583	2,677	—	-4%	NM
Stock-based compensation	47,859	41,670	39,422	15%	6%
Adjusted operating income	$398,823	$275,642	$411,442	45%	-33%
Adjusted operating margin	36%	31%	38%

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 66 basis points in fiscal 2010 compared to 67 basis points in 2009 and 72 basis points in fiscal 2008. The decrease in our average overall effective fee rate in both fiscal 2010 and 2009 can be attributed to the increase in separate account assets under management as a percentage of total average assets under management, the decline in average assets under management subject to distribution and service fees and, in fiscal 2010, the shift in product mix from equity assets under management toward fixed and floating-rate assets under management.

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in thousands)	2010	2009	2008
Investment advisory and administration fees	$867,683	$683,820	$815,706	27%	-16%
Distribution and underwriter fees	103,995	85,234	128,940	22%	-34%
Service fees	139,741	116,331	155,091	20%	-25%
Other revenue	10,242	4,986	(3,937)	105%	NM
Total revenue	$1,121,661	$890,371	$1,095,800	26%	-19%

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment disciplines and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in fiscal 2010 and fiscal 2009 compared to 74 percent in fiscal 2008.

The increase in investment advisory and administration fees of 27 percent, or $183.9 million, in fiscal 2010 over the prior fiscal year can be primarily attributed to a 27 percent increase in average assets under management. Fund assets, which had an average effective fee rate of 63 basis points in fiscal 2010 and 62 basis points in fiscal 2009, decreased to 62 percent of total assets under management on October 31, 2010 from 63 percent of total assets under management on October 31, 2009, while separately managed account assets, which had an average effective fee rate of 31 basis points in fiscal 2010 and 32 basis points in fiscal 2009, increased to 38 percent of total assets under management on October 31, 2010 from 37 percent of total assets under management on October 31, 2009. Equity assets under management, which generally have a higher effective investment advisory and administration fee rate, declined to 59 percent of total assets under management on October 31, 2010 from 62 percent on October 31, 2009, largely as a result of strong net sales of fixed and floating-rate income funds in fiscal 2010.

The decrease in investment advisory and administration fees of 16 percent, or $131.9 million, in fiscal 2009 can be attributed to a 13 percent decrease in average assets under management and a decrease in our average effective investment advisory and administration fee rate due to a change in product mix. Fund assets, which had an average effective fee rate of 62 basis points in fiscal 2009 and 2008, decreased to 63 percent of total assets under management on October 31, 2009 from 71 percent of total assets under management on October 31, 2008, while separately managed account assets, which had an average effective fee rate of 32 basis points in fiscal 2009 and 31 basis points in fiscal 2008, increased to 37 percent of total assets under management on October 31, 2009 from 29 percent of total assets under management on October 31, 2008. The increase in separately managed account assets as a percentage of total assets under management can be attributed to the TABS acquisition, which contributed $6.9 billion in new separately managed account assets on December 31, 2008, and strong institutional separate account net inflows at EVM and Parametric Portfolio Associates during fiscal 2009.

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

Distribution plan payments increased 19 percent, or $14.8 million, to $91.8 million in fiscal 2010, reflecting an increase in average Class C fund assets partially offset by decreases in average Class A, Class B and certain private equity fund assets subject to distribution fees. Class C share distribution fees increased by 33 percent, or $16.5 million, to $66.3 million, reflecting a 32 percent increase in average Class C share assets under management. Class A share distribution fees decreased by 8 percent, or $0.1 million, to $1.1 million, reflecting certain reductions in Class A share distribution fee rates implemented in fiscal 2010. Class B share distribution fees decreased by 8 percent, or $1.5 million, to $18.4 million, reflecting a 14 percent decrease in average Class B share assets under management. Private fund distribution fees decreased by 7 percent, or $0.4 million, to $5.0 million, reflecting a 6 percent decrease in average assets subject to distribution fees. Underwriter fees and other distribution income totaled $12.2 million in fiscal 2010, an increase of 49 percent, or $4.0 million, over the same period a year earlier, primarily reflecting an increase of $3.8 million in underwriter fees received on sales of Class A shares.

Distribution plan payments decreased 34 percent, or $38.8 million, to $77.0 million in fiscal 2009, reflecting decreases in average Class A, Class B, Class C and certain private fund assets subject to distribution fees. Class A share distribution fees decreased by 42 percent, or $0.9 million, to $1.2 million, reflecting a 43 percent decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 45 percent, or $16.5 million, to $19.9 million, reflecting a decrease in average Class B share assets under management of 47 percent year-over-year. Class C share distribution fees decreased by 24 percent, or $15.3 million, to $49.8 million, reflecting a 23 percent decrease in average Class C share assets under management. Private fund distribution fees decreased by 54 percent, or $6.4 million, to $5.4 million, reflecting a 46 percent decrease in average assets subject to distribution fees. Underwriter fees and other distribution income decreased 37 percent, or $4.9 million, to $8.2 million in fiscal 2009, reflecting a decrease of $1.9 million in underwriter fees received on sales of Class A shares, a decrease of $2.0 million in contingent deferred sales charges received on certain Class A redemptions and a decrease of $1.0 in other distribution income.

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

Service fee revenue increased 20 percent, or $23.4 million, to $139.7 million in fiscal 2010 over the same period a year earlier, primarily reflecting a 16 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate. The increase in our average effective service fee revenue rate can be attributed to the increase in average Class A share assets under management subject to higher than average service fee rates.

Service fee revenue decreased 25 percent, or $38.8 million, to $116.3 million in fiscal 2009 over the same period a year earlier, primarily reflecting a 23 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and investment income earned by consolidated funds, increased by $5.3 million in fiscal 2010 over the same period a year ago, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds. Other revenue in fiscal 2010 includes $5.7 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $1.3 million of net investment gains in fiscal 2009.

Other revenue increased by $8.9 million in fiscal 2009 over the same period a year earlier, primarily reflecting an increase in realized and unrealized gains recognized on securities held in the portfolios of consolidated funds and certain limited partnerships offset by a decrease in miscellaneous dealer income. Other revenue in fiscal 2009 includes $1.3 million of net investment gains (net realized and unrealized gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $8.2 million of net investment losses (net realized and unrealized losses offset in part by dividend income earned) in fiscal 2008.

Expenses

Operating expenses increased by 17 percent, or $111.2 million, in fiscal 2010, reflecting increases in compensation expense, distribution expense, service fee expense and other expenses partially offset by a decrease in fund expenses as more fully described below.

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in thousands)	2010	2009	2008
Compensation of officers and employees:
Cash compensation	$300,737	$251,392	$263,257	20%	-5%
Stock-based compensation	48,160	41,670	39,422	16%	6%
Total compensation of officers and employees	348,897	293,062	302,679	19%	-3%
Distribution expense	126,064	95,988	122,930	31%	-22%
Service fee expense	116,900	94,468	129,287	24%	-27%
Amortization of deferred sales commissions	35,533	35,178	47,811	1%	-26%
Fund expenses	20,455	22,432	24,684	-9%	-9%
Other expenses	120,530	116,023	104,657	4%	11%
Total expenses	$768,379	$657,151	$732,048	17%	-10%

Compensation of officers and employees

Compensation expense increased by 19 percent, or $55.8 million, in fiscal 2010, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives and stock-based compensation. Base compensation and employee benefits increased by 4 percent, or $5.4 million, primarily reflecting increases in base compensation associated with higher headcount, annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 43 percent, or $18.1 million, primarily reflecting a 34 percent increase in gross sales of long-term funds and the success of Eaton Vance Global Macro Absolute Return Fund, sales of which were compensated at an above-average level through the third quarter of fiscal 2010. Sales and revenue-based incentives include $0.4 million and $0.6 million in sales-based compensation associated with closed-end fund offerings in fiscal 2010 and 2009, respectively. Operating income-based incentives increased by 40 percent, or $26.9 million, primarily reflecting the 44 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 16 percent, or $6.5 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010.

Compensation expense decreased by 3 percent, or $9.6 million, in fiscal 2009, reflecting decreases in sales-based, revenue-based and operating income-based incentives, offset by increases in base salaries and employee benefits, stock-based compensation and other compensation, including severance costs. Sales and revenue-based incentives decreased by 13 percent, or $6.1 million, primarily reflecting a decrease in open-end gross sales and a realignment of our sales incentive compensation structure. Operating income-based incentives decreased by 18 percent, or $14.2 million, reflecting a decrease in adjusted operating income partially offset by an increase in the rate at which operating income-based incentives were accrued. Base compensation and employee benefits increased by 6 percent, or $7.7 million, primarily reflecting a 4 percent increase in average headcount. Stock-based compensation increased by 6 percent, or $2.2 million, primarily reflecting the 4 percent increase in average headcount. Other compensation expense increased by 34 percent, or $0.8 million, reflecting an increase in signing bonuses and other compensation expense partially offset by a decrease in severance costs.

Distribution expense

Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, structuring fees paid on new closed-end funds and other marketing expenses, including marketing expenses associated with marketing support arrangements with our distribution partners.

Distribution expense increased by 31 percent, or $30.1 million, to $126.1 million in fiscal 2010 over the same period a year earlier, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 37 percent, or $9.9 million, to $36.3 million, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class A share commissions increased by 54 percent, or $4.0 million, to $11.3 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 25 percent, or $9.1 million, to $46.3 million, reflecting an increase in Class C share assets held more than one year. Payments made under certain closed-end fund compensation agreements increased by 14 percent, or $2.0 million, to $16.8 million, reflecting higher closed-end fund managed assets on which these fees are paid. Other marketing expenses increased by 66 percent, or $5.1 million, to $12.8 million, primarily reflecting a major commitment made in fiscal 2010 to elevate the scope and quality of the Company’s marketing programs. Total distribution expense included $2.6 million and $2.7 million in closed-end fund structuring fees in fiscal 2010 and 2009, respectively.

Distribution expense decreased by 22 percent, or $26.9 million, to $96.0 million in fiscal 2009, primarily reflecting decreases in Class C share distribution fees, Class A share commissions, payments made under certain closed-end fund compensation agreements and marketing expenses associated with revenue sharing arrangements, offset by $2.7 million in closed-end fund structuring fees recognized in fiscal 2009. Class C share distribution fees decreased by 22 percent, or $10.8 million, to $37.1 million in fiscal 2009, reflecting a decrease in Class C share assets older than one year. Class A share commissions decreased by 30 percent, or $3.1 million, to $7.3 million, reflecting a decrease in certain Class A sales on which we pay a commission. Payments made under certain closed-end fund compensation agreements decreased by 33 percent, or $7.4 million, to $14.7 million in fiscal 2009, reflecting lower asset-based compensation payments. Marketing expenses associated with intermediary marketing support payments to our distribution partners decreased by 10 percent, or $2.9 million, to $26.4 million in fiscal 2009, reflecting the decrease in sales and average managed assets that are subject to these arrangements. Other marketing expenses decreased by 41 percent, or $5.4 million, to $7.7 million in fiscal 2009, primarily reflecting decreases in literature and literature fulfillment, marketing and other promotional activities.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 24 percent, or $22.4 million, in fiscal 2010, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased by 27 percent, or $34.8 million, in fiscal 2009, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense increased 1 percent in fiscal 2010, reflecting an increase in Class C amortization expense in connection with increased Class C share sales, offset by declining Class B share and privately offered equity fund amortization expense. In fiscal 2010, 22 percent of total amortization related to Class B shares, 59 percent to Class C shares and 19 percent to privately offered equity funds.

Amortization expense decreased 26 percent in fiscal 2009 compared to the same period a year earlier, reflecting declining Class B share and privately offered equity fund amortization expense. In fiscal 2009, 31 percent of total amortization related to Class B shares, 42 percent to Class C shares and 27 percent to privately offered equity funds.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 9 percent, or $2.0 million, in fiscal 2010, reflecting a decrease in subadvisory fees partially offset by an increase in other fund-related expenses. The decrease in subadvisory fees can be attributed to the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009. The increase in other fund-related expenses can be attributed to increases in the subsidies we provide to startup and other smaller funds to enhance their cost competitiveness and the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Fund expenses decreased by 9 percent, or $2.3 million, in fiscal 2009, primarily reflecting decreases in subadvisory fees and other fund-related expenses offset by an increase in fund subsidies. The decrease in subadvisory fees in fiscal 2009 can be attributed to the decrease in average assets under management in funds for which we employ a subadvisor, partially offset by an increase in subadvisory expenses due to additional accruals in connection with the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009. The decrease in other fund-related expenses can be attributed to a decrease in the subsidies we provide to startup and other smaller funds to enhance their cost competitiveness and the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 4 percent, or $4.5 million, in fiscal 2010 over the same period a year earlier, primarily reflecting increases in travel expense of $1.8 million, consulting expense of $2.6 million, information technology expense of $1.7 million, communications expense of $0.2 million and other corporate expenses of $1.9 million, offset by a decrease in facilities-related expenses of $3.7 million. The increase in travel expense can be attributed to an increase in the cost of travel partially offset by corporate initiatives to manage expenses. The increase in consulting expense can be attributed to increases in legal and recruiting expenses. The increase in information technology expense can be attributed to an increase in the cost of data services. The increase in communications expense can be attributed to an increase in telephone and cable expense, while the increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and professional development. The decrease in facilities-related expenses can be attributed to a decrease in rent and other building expenses associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location.

Other expenses increased by 11 percent, or $11.4 million, in fiscal 2009, primarily reflecting increases in facilities-related expenses of $11.4 million, information technology expense of $4.5 million and other corporate expenses of $2.7 million, offset by decreases in travel expense of $1.9 million, consulting expense of $4.4 million and communications expense of $1.0 million. The increase in facilities-related expenses can be attributed to an increase in rent, insurance and depreciation associated with our move to new corporate headquarters in Boston, which was completed in the second quarter of fiscal 2009. The increase in information technology expense can be attributed to an increase in outside data services and costs incurred in conjunction with several significant system implementations. The increase in other corporate expenses reflects a $4.1 million increase in the amortization of intangible assets associates with the TABS acquisition and the purchase of additional non-controlling interests in our majority-owned subsidiaries offset by decreases in other general corporate expenses. The decrease in travel expense can be attributed to corporate initiatives to manage cost. The decrease in consulting expense can be attributed to decreases in all external consulting categories, including audit and legal, while the decrease in communications expense can be attributed to decreases in postage, subscriptions and supplies.

Other Income and Expense

	Years Ended October 31,			2010 vs. 2009	2009 vs. 2008
(in thousands)	2010	2009	2008
Interest income	$2,864	$3,745	$11,098	-24%	-66%
Interest expense	(33,666)	(33,682)	(33,616)	0%	0%
Gains and (losses) on investments and derivatives	4,300	6,078	(5,005)	-29%	NM
Foreign currency gains (losses)	181	165	(176)	10%	NM
Impairment losses on investments	—	(1,863)	(13,206)	NM	-86%
Total other income (expense)	$(26,321)	$(25,557)	$(40,905)	3%	-38%

Interest income decreased by $0.9 million and $7.4 million, or 24 percent and 66 percent, in fiscal 2010 and 2009, respectively, primarily due to a decrease in effective interest rates.

Interest expense was flat year-over-year in both fiscal 2010 and 2009, reflecting interest accrued on our fixed-rate senior notes.

In fiscal 2010, we recognized gains on investments totaling $4.3 million, primarily representing gains on seed investments in separately managed accounts and consolidated funds and derivative positions entered into to hedge those seed investments. In fiscal 2009, we recognized gains of $6.1 million and in fiscal 2008 we recognized losses of $5.0 million, primarily representing activity on seed investments.

We recognized impairment losses of $1.9 million and $13.2 million in fiscal 2009 and 2008, respectively, related to two cash flow instrument CDO entities and a synthetic CDO entity. The impairment losses associated with the two cash instrument CDO entities resulted from a decrease in estimated future cash flows from the CDO entities due to increases in the default rates of the underlying loan portfolios. The impairment loss associated with the synthetic CDO entity, which reduced our investment in that entity to zero in fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 38.6 percent, 34.2 percent and 38.8 percent in fiscal 2010, 2009 and 2008, respectively. The increase in our overall effective tax rate in fiscal 2010 can be primarily attributed to the execution of a state tax voluntary disclosure agreement in fiscal 2009 that resulted in a net reduction in our income tax expense of $2.8 million and a deferred tax adjustment in fiscal 2009 related to stock-based compensation expense that resulted in reduction in our income tax expense of $5.2 million.

Our policy for accounting for income taxes includes monitoring our business activities and tax policies for compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions we have taken, or applicable law may not be clear. We periodically review these tax positions and provide for and adjust as necessary estimated liabilities relating to such positions as part of our overall tax provision. There were no significant changes in our estimates surrounding these positions in either of the periods presented.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for fiscal 2010 primarily reflects our 20 percent minority equity interest in Lloyd George Management, a 7 percent minority equity interest in a private equity partnership and our minority interest in Eaton Vance Global Macro Absolute Return Advantaged Fund (33 percent at fiscal year end). Equity in net income of affiliates, net of tax, increased by $1.6 million in fiscal 2010, primarily due to an increase in the net income of the private equity partnership. Equity in net income of affiliates, net of tax, decreased by $6.2 million in fiscal 2009 over the same period a year earlier, primarily due to gains recognized by the private equity partnership partially offset by a decrease in the net income of Lloyd George Management.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests increased by $21.5 million in fiscal 2010, primarily reflecting an increase of $18.4 million in the estimated redemption value of non-controlling interests redeemable at other than fair value in fiscal 2010 in conjunction with the adoption of a new accounting standard on non-controlling interests on November 1, 2009. The standard requires that redeemable non-controlling interests be carried at estimated redemption value each reporting period, and that the net change in the estimated redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling interests in our consolidated statements of income. The increase in estimated redemption value is primarily due to an increase in the profitability of our majority-owned subsidiaries.

Net income attributable to non-controlling interests decreased by $1.7 million in fiscal 2009, primarily due to a $2.8 million adjustment in fiscal 2008 to reverse stock-based compensation previously allocated to non-controlling interest holders of our majority-owned subsidiaries partially offset by an increase in the profitability of our majority-owned subsidiaries and consolidated funds. In fiscal 2008, we determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces our liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment represented the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition. Stock-based compensation expense allocated to non-controlling interest holders in prior periods was neither quantitatively nor qualitatively material to our consolidated financial statements in any of our previously reported fiscal years or periods.

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

Changes in Financial Condition, Liquidity and Capital Resources

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on October 31, 2010, 2009 and 2008 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2010	2009	2008
Balance sheet data:
Assets:
Cash and cash equivalents	$307,886	$310,586	$196,923
Short-term investments	4,732	49,924	169,943
Investment advisory fees and other receivables	129,380	107,975	108,644
Total liquid assets	$441,998	$468,485	$475,510
Long-term investments	$329,677	$133,536	$116,191
Deferred income taxes – long-term	119,341	97,044	66,357
Liabilities:
Taxes payable	$—	$—	$848
Deferred income taxes – current	22,067	15,580	20,862
Long-term debt	500,000	500,000	500,000

	Years Ended October 31,
(in thousands)	2010	2009	2008
Cash flow data:
Operating cash flows	$95,899	$164,355	$152,380
Investing cash flows	(14,025)	41,345	(149,248)
Financing cash flows	(84,252)	(91,863)	(240,949)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents, short-term investments and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Short-term investments as of October 31, 2009 consisted of an investment in a sponsored short-term income fund. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 35 percent and 44 percent of total assets on October 31, 2010 and 2009, respectively.

The $26.5 million decrease in liquid assets in fiscal 2010 can be attributed to a decrease in cash and cash equivalent balances of $2.7 million and a decrease of $45.2 million in short-term investments offset by an increase in investment advisory fees and other receivables of $21.4 million. The decrease in cash and cash equivalent balances in fiscal 2010 primarily reflects net cash provided by operating activities of $95.9 million and proceeds from the issuance of Non-Voting Common Stock of $56.2 million offset by the payment of $75.7 million of dividends to shareholders, the repurchase of $111.2 million of Non-Voting Common Stock, $1.0 million of net purchases of available-for-sale securities, the payment of $11.2 million to purchase additional interests in Parametric Portfolio Associates and Parametric Risk Advisors in the third quarter of fiscal 2010 and $8.8 million in contingent payments to the sellers of TABS in the second quarter of fiscal 2010. The decrease in short-term investments can be attributed to the deconsolidation of a cash management fund in the second quarter of fiscal 2010. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2010 compared to the end of fiscal 2009.

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

On October 31, 2010, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due 2017. We also maintain a $200.0 million unsecured revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2010 or at any point during the fiscal year. We were in compliance with all of the covenants as of October 31, 2010.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $95.9 million in fiscal 2010, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and expenses incurred in the launch of new closed-end funds, which are capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008, offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed end fund expenses. The net current deferred tax liability of $22.1 million as of October 31, 2010 principally represents the remaining $21.5 million deferred tax liability associated with the change in accounting method.

Taxes payable at October 31, 2010 included a prepaid balance of $20.9 million and a long-term payable of $9.9 million, which are included in current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. Taxes payable at October 31, 2009 included a prepaid balance of $8.7 million and a long-term payable of $1.4 million, which are included in other current assets and other long-term liabilities on our Consolidated Balance Sheet, respectively. The net change in total taxes payable in fiscal 2010 reflects a current tax provision totaling $142.8 million offset by $135.9 million of income taxes paid and the recognition of $10.8 million of excess tax benefits associated with stock option exercises in fiscal 2010.

Contractual Obligations

The following table details our future contractual obligations as of October 31, 2010:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$430	$19	$59	$39	$313
Senior notes	500	—	—	—	500
Interest payment on senior notes	228	33	97	65	33
Investment in private equity partnership	2	2	—	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,170	$54	$166	$104	$846
(1)	Minimum payments have not been reduced by minimum sublease rentals of $5.8 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of October 31, 2010, we had invested $12.8 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

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

In conjunction with our adoption of a new non-controlling interest accounting standard, we have presented all redeemable non-controlling interests at estimated redemption value on our balance sheet as of October 31, 2010. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $67.0 million on October 31, 2010 compared to $43.9 million on October 31, 2009.

In July 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to us an additional interest in Parametric Risk Advisors for $2.2 million. The transaction increased our ownership interest from 40 to 51 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In May 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell to us an additional interest in Parametric Portfolio Associates for $9.0 million. The transaction increased our capital ownership interest from 92.4 percent to 94.3 percent and our profit interest from 85.8 percent to 88.9 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

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

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or operating expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received) as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and other intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes. Operating activities also reflect the net change in restricted cash balances in margin accounts used in trading activities related to the hedging of certain investments within consolidated funds and separately managed accounts seeded for the purpose of product development.

Cash provided by operating activities totaled $95.9 million in fiscal 2010, a decrease of $68.5 million from the $164.4 million reported in fiscal 2009. Net income increased by $65.7 million to $201.2 million in fiscal 2010 from $135.5 million in fiscal 2009. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net investment gains of $7.2 million in fiscal 2010, compared to net investment gains of $4.5 million in fiscal 2009. Net investment gains (losses) in fiscal 2009 include $1.9 million of impairment losses recognized on CDO investments. We also adjusted net income for the activities of our equity-method affiliates, which contributed $0.5 million in fiscal 2010 compared to $4.8 million in fiscal 2009. Timing differences in the cash settlement of our short-term and long-term receivables and payables increased cash provided by operating activities by $50.1 million in fiscal 2010 and reduced cash provided by operating activities by $5.2 million in fiscal 2009. Other significant sources and uses of cash include net cash inflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $208.8 million and $12.8 million in fiscal 2010 and 2009, respectively, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $31.7 million and $14.0 million in fiscal 2010 and 2009, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions, other intangible assets and debt issuance costs, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $91.1 million in 2010 from $60.3 million in fiscal 2009, reflecting increases in stock-based compensation, the amortization of deferred sales commissions and other depreciation and amortization offset by the net change in deferred income taxes. The increase in other depreciation and amortization can be primarily attributed to an increase in depreciation expense associated with tenant improvements in connection with our move to new corporate headquarters and the amortization of intangible assets associated with the TABS acquisition.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate.

Cash used for investing activities totaled $14.0 million in fiscal 2010 compared to cash provided by investing activities of $41.3 million in fiscal 2009. In fiscal 2010, additions to equipment and leasehold improvements totaled $12.2 million, compared to $46.3 million in fiscal 2009. Additions in fiscal 2009 reflect tenant improvements made in conjunction with our move to new corporate headquarters. The acquisition of TABS resulted in a net cash payment of $30.9 million in fiscal 2009 as more fully described in “Contractual Obligations” above. In fiscal 2010, the Company made $8.8 million in contingent payments to the sellers of TABS under the terms of the 2009 acquisition agreement. In fiscal 2010, net purchases and sales of available-for-sale investments reduced investing cash flows by $1.0 million compared to a contribution of $116.6 million in the prior fiscal year.

In October 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund under which the fund may borrow up to $15.0 million. The Note earns daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration on December 16, 2009, the Note was extended until December 15, 2010. Subject to certain conditions, the privately offered equity fund may prepay the Note in whole or in part, at any time, without premium or penalty. In fiscal 2010, the sponsored private equity fund made payments on the Note totaling $8.0 million, bringing the remaining balance to zero on October 31, 2010.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority-owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority-owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds.

Cash used for financing activities totaled $84.3 million and $91.9 million in fiscal 2010 and 2009, respectively. In fiscal 2010, we repurchased and retired a total of 3.7 million shares of our Non-Voting Common Stock for $111.2 million under our authorized repurchase programs and issued 4.5 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $56.2 million. We have authorization to purchase an additional 4.8 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.66 in fiscal 2010, compared to $0.63 in fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on the nature of the inputs that are significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1	Unadjusted quoted market prices in active markets for identical assets or liabilities at the reporting date.
Level 2	Observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity.

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

The income approach employs a discounted cash flow model that takes into account (1) assumptions that marketplace participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. Budgeted results for future periods are most significantly impacted by assumptions made as to the growth in assets under management, future revenue run rates and future operating margins. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

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

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment but are not subject to significant variability. Management must also apply judgment in developing an expectation of awards that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Non-controlling interests

Effective November 1, 2009, we adopted new accounting standards related to non-controlling interests and redeemable non-controlling interests and retrospectively applied such provisions to our reported prior periods. Non-redeemable non-controlling interests have been reclassified to permanent equity with no change in the measurement principles previously applied to these interests. Redeemable non-controlling interests remain classified in mezzanine equity as temporary equity and are measured at estimated redemption value as of the balance sheet date. Presentation of net income in our Consolidated Statements of Income has been changed to reflect net income with and without consideration of the non-controlling interests. Earnings per share continue to be calculated after consideration of the net income attributable to non-controlling interests.

Non-Redeemable Non-controlling Interests

Non-redeemable non-controlling interests consist entirely of interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable Non-controlling Interests at Fair Value

Redeemable non-controlling interests at fair value consist of interests in our consolidated funds and interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid in capital.

Redeemable Non-controlling Interests at Other Than Fair Value

The interests in our majority-owned subsidiaries are puttable at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at estimated redemption value and changes in estimated redemption value are recorded in earnings. As a result, net income attributable to Eaton Vance Corp. shareholders and earnings per basic and diluted share are impacted by changes in the estimated redemption values of such redeemable non-controlling interests.

Accounting Developments

VIEs

In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies, such as the privately offered equity funds in which the Company invests. The new consolidation model will not change the Company’s conclusions regarding consolidation for VIEs in which it is involved, with the exception of one VIE. The aforementioned VIE is a CDO entity, and the impact of consolidating this VIE upon adoption will be to increase the Company’s total assets and long-term debt by approximately $0.5 billion.

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2010:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading:
Equity securities	$116,876	$128,563	$105,188
Available-for-sale securities:
Sponsored funds	25,097	27,607	22,587
Investment in affiliates	51,111	56,222	46,000
Total	$193,084	$212,392	$173,775

Currently we have a corporate hedging program in place to hedge currency risk and market price exposures on certain investments in consolidated funds and separately managed accounts seeded for new product development purposes. As part of this program we enter into futures and forward contracts to hedge exposure to certain equity instruments held within the portfolios of these separately managed accounts and consolidated funds. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

At October 31, 2010, the Company had outstanding foreign currency contracts, stock index futures contracts, and commodity futures contracts with aggregate notional values of approximately $41.9 million, $78.4 million and $9.6 million, respectively. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $4.2 million, $7.8 million and $0.9 million, respectively, in the value of the open derivative contracts.

In addition to utilizing forwards and futures contracts, the Company has also entered into transactions in which securities not yet purchased have been sold. In its short sales, the Company has sold securities that have been borrowed from third party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2010, the Company had $0.7 million included in other current liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $0.1 million in the value of these securities.

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and corporate debt securities. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2010. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent our management’s view of future market changes. The following is a summary of the effect that a 50 basis point percent (0.50 percent) decline in interest rates would have on our pre-tax net income as of October 31, 2010:

(in thousands)	Carrying Value	Pre-tax Interest Income Impact of a 50 Basis Point Decline in Interest Rates
Trading:
Debt securities	$119,983	$600
Available-for-sale securities:
Sponsored funds	11,787	59
Total	$131,770	$659

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

Our primary direct exposure to credit risk arises from our interests in the cash instrument CDO entities that are included in long-term investments in our Consolidated Balance Sheets. As an investor in a CDO entity, we are entitled to only a residual interest in the CDO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CDO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CDO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in CDO entities was valued at $1.4 million as of October 31, 2010, which represents our total value at risk with respect to such entities as of October 31, 2010.

We operate primarily in the United States and accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars. However, we do provide services and earn revenue outside of the

United States and the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. Our exposure to currency movements will likely increase as our business outside of the United States grows. We do not enter into foreign currency transactions for speculative purposes.

(The remainder of this page is intentionally left blank)

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2010, 2009 and 2008

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2010	2009	2008
Revenue:
Investment advisory and administration fees	$867,683	$683,820	$815,706
Distribution and underwriter fees	103,995	85,234	128,940
Service fees	139,741	116,331	155,091
Other revenue	10,242	4,986	(3,937)
Total revenue	1,121,661	890,371	1,095,800
Expenses:
Compensation of officers and employees	348,897	293,062	302,679
Distribution expense	126,064	95,988	122,930
Service fee expense	116,900	94,468	129,287
Amortization of deferred sales commissions	35,533	35,178	47,811
Fund expenses	20,455	22,432	24,684
Other expenses	120,530	116,023	104,657
Total expenses	768,379	657,151	732,048
Operating income	353,282	233,220	363,752
Other Income (Expense):
Interest income	2,864	3,745	11,098
Interest expense	(33,666)	(33,682)	(33,616)
Gains and (losses) on investments and derivatives	4,300	6,078	(5,005)
Foreign currency gains (losses)	181	165	(176)
Impairment losses on investments	—	(1,863)	(13,206)
Income before income taxes and equity in net income (loss) of affiliates	326,961	207,663	322,847
Income taxes	(126,263)	(71,044)	(125,154)
Equity in net income (loss) of affiliates, net of tax	527	(1,094)	5,123
Net income	201,225	135,525	202,816
Net income attributable to non-controlling interests	(26,927)	(5,418)	(7,153)
Net income attributable to Eaton Vance Corp. shareholders	$174,298	$130,107	$195,663
Earnings Per Share:
Basic	$1.47	$1.11	$1.69
Diluted	$1.40	$1.07	$1.57
Weighted Average Shares Outstanding:
Basic	116,444	116,175	115,810
Diluted	122,632	120,575	124,431
Dividends Declared Per Share	$0.660	$0.625	$0.605

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2010	2009	2008
Net income	$201,225	$135,525	$202,816
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income tax expense of $158, $157 and $157, respectively	290	290	290
Unrealized holding gains (losses) on investments, net of income tax benefit (expense) of $(517), $(1,941), and $4,727, respectively	770	3,310	(7,942)
Foreign currency translation adjustments, net of income tax benefit (expense) of $16, $(74), and $379, respectively	(101)	141	(676)
Total comprehensive income	202,184	139,266	194,488
Comprehensive income attributable to non-controlling interests	(26,927)	(5,418)	(7,153)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$175,257	$133,848	$187,335

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$307,886	$310,586
Short-term investments	4,732	49,924
Investment advisory fees and other receivables	129,380	107,975
Other current assets	57,276	19,677
Total current assets	499,274	488,162
Other Assets:
Long-term investments	329,677	133,536
Note receivable from affiliate	—	8,000
Deferred sales commissions	48,104	51,966
Deferred income taxes	119,341	97,044
Equipment and leasehold improvements, net	71,219	75,201
Other intangible assets, net	73,018	80,834
Goodwill	135,786	135,786
Other assets	4,188	4,538
Total other assets	781,333	586,905
Total assets	$1,280,607	$1,075,067
Liabilities, Temporary Equity and Permanent Equity
Current Liabilities:
Accrued compensation	$119,957	$85,273
Accounts payable and accrued expenses	60,843	51,881
Dividend payable	21,319	18,812
Deferred income taxes	22,067	15,580
Contingent purchase price liability	5,079	13,876
Other current liabilities	28,736	2,902
Total current liabilities	258,001	188,324
Long-Term Liabilities:
Long-term debt	500,000	500,000
Other long-term liabilities	44,732	35,812
Total long-term liabilities	544,732	535,812
Total liabilities	802,733	724,136
Commitments and contingencies	—	—
Temporary Equity:
Redeemable non-controlling interests	67,019	43,871
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 431,790 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 117,927,054 and 117,087,810 shares, respectively	461	457
Additional paid in capital	50,225	44,786
Notes receivable from stock option exercises	(3,158)	(3,078)
Accumulated other comprehensive loss	(435)	(1,394)
Retained earnings	363,190	266,196
Total Eaton Vance Corp. shareholders’ equity	410,285	306,969
Non-redeemable non-controlling interests	570	91
Total permanent equity	410,855	307,060
Total liabilities, temporary equity and permanent equity	$1,280,607	$1,075,067

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2007	118,170	$1	$460	$—	$(2,342)	$3,193	$162,658	$—	$163,970	$73,422
Net income	—	—	—	—	—	—	195,663	—	195,663	7,153
Other comprehensive loss	—	—	—	—	—	(8,328)	—	—	(8,328)	—
Dividends declared	—	—	—	—	—	—	(70,074)	—	(70,074)	—
Issuance of Voting Common Stock	19	1	—	36	—	—	—	—	37	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,813	—	7	26,992	(3,681)	—	—	—	23,318	—
Under employee stock purchase plan	112	—	1	3,760	—	—	—	—	3,761	—
Under employee incentive plan	160	—	1	6,414	—	—	—	—	6,415	—
Under restricted stock plan, net of forfeitures	30	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	39,422	—	—	—	—	39,422	—
Tax benefit of stock option exercises	—	—	—	9,769	—	—	—	—	9,769	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(5,000)	—	(5,000)	—
Repurchase of Non-Voting Common Stock	(4,492)	—	(18)	(86,393)	—	—	(98,932)	—	(185,343)	—
Principal repayments	—	—	—	—	1,319	—	—	—	1,319	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	—	—	(3,848)
Deconsolidation	—	—	—	—	—	—	—	—	—	(468)
Purchase of non-controlling interests	—	—	—	—	—	—	25,900	—	25,900	(26,433)
Other changes in non-controlling interests	—	—	—	—	—	—	(22,311)	—	(22,311)	22,311
Balance, October 31, 2008	115,812	$2	$451	$—	$(4,704)	$(5,135)	$187,904	$—	$178,518	$72,137

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2008	115,812	$2	$451	$—	$(4,704)	$(5,135)	$187,904	$—	$178,518	$72,137
Net income	—	—	—	—	—	—	130,107	125	130,232	5,293
Other comprehensive income	—	—	—	—	—	3,741	—	—	3,741	—
Dividends declared	—	—	—	—	—	—	(73,285)	—	(73,285)	—
Issuance of Voting Common Stock	42	—	—	86	—	—	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,835	—	7	22,960	(1,458)	—	—	—	21,509	—
Under employee stock purchase plan	206	—	1	4,082	—	—	—	—	4,083	—
Under employee incentive plan	213	—	1	3,612	—	—	—	—	3,613	—
Under restricted stock plan, net of forfeitures	938	—	3	—	—	—	—	—	3	—
Stock-based compensation	—	—	—	41,474	—	—	—	—	41,474	—
Tax benefit of stock option exercises	—	—	—	13,649	—	—	—	—	13,649	—
Repurchase of Non-Voting Common Stock	(1,526)	—	(6)	(41,077)	—	—	—	—	(41,083)	—
Principal repayments	—	—	—	—	3,084	—	—	—	3,084	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(34)	(34)	(7,275)
Deconsolidation	—	—	—	—	—	—	—	—	—	(4,461)
Purchase of non-controlling interests	—	—	—	—	—	—	16,698	—	16,698	(17,051)
Other changes in non-controlling interests	—	—	—	—	—	—	4,772	—	4,772	(4,772)
Balance, October 31, 2009	117,520	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	117,520	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	—	174,298	1,259	175,557	25,668
Other comprehensive income	—	—	—	—	—	959	—	—	959	—
Dividends declared	—	—	—	—	—	—	(78,126)	—	(78,126)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,304	—	13	51,402	(1,944)	—	—	—	49,471	—
Under employee stock purchase plan	158	—	1	3,887	—	—	—	—	3,888	—
Under employee incentive plan	102	—	—	2,874	—	—	—	—	2,874	—
Under restricted stock plan, net of forfeitures	947	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	—	47,858	—	—	—	—	47,858	—
Tax benefit of stock option exercises	—	—	—	10,825	—	—	—	—	10,825	—
Repurchase of Voting Common Stock	(33)	—	—	(96)	—	—	—	—	(96)	—
Repurchase of Non-Voting Common Stock	(3,672)	—	(14)	(111,159)	—	—	—	—	(111,173)	—
Principal repayments	—	—	—	—	1,864	—	—	—	1,864	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(775)	(775)	45,761
Deconsolidation	—	—	—	—	—	—	—	—	—	(36,372)
Reclass to temporary equity	—	—	—	—	—	—	—	(5)	(5)	5
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	(11,244)
Other changes in non-controlling interests	—	—	—	(152)	—	—	822	—	670	(670)
Balance, October 31, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$363,190	$570	$410,855	$67,019

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2010	2009	2008
Cash and cash equivalents, beginning of year	$310,586	$196,923	$434,957
Cash Flows From Operating Activities:
Net income	201,225	135,525	202,816
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on investments	—	1,863	13,206
(Gains) losses on investments	(7,150)	(6,361)	14,646
Amortization of long-term investments	675	189	1,638
Equity in net (income) loss of affiliates	(848)	1,744	(8,000)
Dividends received from affiliates	1,313	3,069	3,995
Amortization of debt issuance costs	1,011	782	1,374
Deferred income taxes	(16,504)	(38,141)	(50,797)
Stock-based compensation	47,858	41,474	39,422
Depreciation and other amortization	23,225	21,039	13,298
Amortization of deferred sales commissions	35,518	35,144	47,811
Payment of capitalized sales commissions	(36,621)	(21,519)	(33,833)
Contingent deferred sales charges received	4,925	7,515	12,568
Proceeds from the sale of trading investments	107,167	40,136	48,970
Purchase of trading investments	(315,960)	(52,893)	(123,197)
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(21,651)	2,895	24,974
Other current assets	4,615	(1,484)	(2,776)
Other assets	(20,012)	(139)	(27)
Accrued compensation	34,692	(7,892)	(12,919)
Accounts payable and accrued expenses	9,937	1,453	(62,308)
Taxes payable – current	12,189	(9,498)	(2,144)
Other current liabilities	22,201	(415)	(26)
Taxes payable – long-term	8,527	1,384	—
Other long-term liabilities	(433)	8,485	23,689
Net cash provided by operating activities	95,899	164,355	152,380
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(12,205)	(46,302)	(25,010)
Net cash paid in acquisition	(8,797)	(30,941)	—
Payments received on note receivable from affiliate	8,000	7,000	—
Issuance of note receivable to affiliate	—	(5,000)	(10,000)
Proceeds from the sale of available-for-sale investments and investments in affiliates	40,497	127,847	364,600
Purchase of available-for-sale investments and investments in affiliates	(41,520)	(11,259)	(478,838)
Net cash (used for) provided by investing activities	(14,025)	41,345	(149,248)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2010	2009	2008
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(8,218)	(5,685)	(7,542)
Purchase of additional non-controlling interests	(11,244)	(17,072)	(26,469)
Excess tax benefit of stock option exercises	10,825	13,649	9,769
Proceeds from issuance of Voting Common Stock	—	86	37
Proceeds from issuance of Non-Voting Common Stock	56,237	29,208	33,494
Repurchase of Voting Common Stock	(96)	—	—
Repurchase of Non-Voting Common Stock	(111,173)	(41,083)	(185,343)
Principal repayments on notes receivable from stock option exercises	1,864	3,084	1,319
Dividends paid	(75,651)	(72,427)	(69,906)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	55,726	2,034	3,982
Redemption of mutual fund subsidiaries’ capital stock	(2,522)	(3,657)	(290)
Net cash used for financing activities	(84,252)	(91,863)	(240,949)
Effect of currency rate changes on cash and cash equivalents	(322)	(174)	(217)
Net increase (decrease) in cash and cash equivalents	(2,700)	113,663	(238,034)
Cash and cash equivalents, end of year	$307,886	$310,586	$196,923
Supplemental Cash Flow Information:
Interest paid	$32,642	$32,642	$32,641
Income taxes paid	$135,853	$103,033	$194,304
Supplemental Non-Cash Flow Information:
Supplemental Non-Cash Flow Information from Investing Activities:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(52,594)	$(4,438)	$(38)
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	$(36,372)	$(4,461)	$(468)
Increase in fixed assets due to non-cash fixed asset additions	$860	$3,160	$10,291
Supplemental Non-Cash Flow Information from Financing Activities:
Exercise of stock options through issuance of notes receivable	$1,944	$1,458	$3,681

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in sponsored money market funds and commercial paper, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments.

Restricted Cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions and securities sold, not yet purchased. Restricted cash is included as a component of other current assets on the Company’s Consolidated Balance Sheet and is not available to the Company for general corporate use. Such derivatives and securities sold, not yet purchased, are used for trading purposes in hedging certain investments in consolidated funds and separately managed accounts seeded for product development purposes. Because the accounts are used to support trading activities, changes in the restricted cash balances are reflected as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

Investments

Investments in consolidated funds

From time to time, the Company may maintain a controlling financial interest in a sponsored fund. Upon consolidation, the Company assumes the specialized accounting treatment of the fund. All of the underlying investments held by consolidated funds are carried at fair value, with corresponding changes in fair value reflected in other revenue in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to control the fund, the fund is deconsolidated and accounted for under another accounting method.

Investments classified as trading

Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company, other debt and equity securities held by the Company in separately managed accounts seeded for product development purposes and corporate bonds held by the Company.

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

Investment securities held in the portfolios of separately managed accounts and corporate bonds are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses recognized on investments held in the portfolios of separately managed accounts and corporate bonds are reflected as a component of other income and expense (below operating income).

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

Derivative Instruments

The Company may utilize derivative financial instruments to hedge market price risk and currency risk exposure associated with its investments in separate accounts and consolidated funds seeded for product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in long-term debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivatives as either assets or liabilities on the balance sheet and measures those investments at fair value. For derivative financial instruments that are designated as cash flow hedging instruments, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

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

The market approach employs market multiples for comparable publicly traded companies in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve month revenue multiples and one year, two year and trailing twelve month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

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

The Company has contractual arrangements with third parties to provide certain fund-related services, including subadvisory and distribution-related services. Management’s determination of whether revenue should be reported gross based on the amount paid by the funds or net of payments to third party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include: (1) whether the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided: (2) whether the Company has reasonable latitude to establish the price of the service provided; (3) whether the Company has the discretion to select the service provider; and (4) whether the Company assumes credit risk in the arrangement.

Pursuant to management’s assessment of the criteria described above, investment advisory and administration fees are recorded gross of any subadvisory payments, with the corresponding fees paid to any subadvisor based on the terms of those arrangements included in other expenses.

Distribution, underwriter and service fees

Eaton Vance Distributors, Inc. (“EVD”) currently sells Eaton Vance open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Both distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

For Class A shares, the shareholder pays an underwriter commission to EVD of up to 75 basis points of the dollar value of the shares sold. Underwriter commissions are recorded in revenue at the time of sale. Under certain conditions, the Company may waive the front-end sales load on Class A shares and sell the shares at net asset value. EVD does not receive underwriter commissions on such sales. In addition, for most funds EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually. In the case of certain funds, EVD may receive 50 basis points of distribution fees and pay to authorized firms a service fee after one year not to exceed 25 basis points annually of average daily net assets.

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

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale, which together are capitalized and amortized over the first year. EVD receives distribution fees and service fees similar to those for Class B shares at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays both the distribution fee and service fee to the dealer after one year.

Class I shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees.

Advertising and Promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ending October 31, 2010, 2009 and 2008.

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

Earnings Per Share

Earnings per basic share is calculated pursuant to the two-class method to determine income attributable to common shareholders. Earnings per basic share is calculated by dividing net distributed and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Earnings per diluted share are computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method. The weighted-average number of restricted stock awards that have vested within the period are included in the calculation of earnings per basic and diluted share. Unvested restricted stock awards are not included as incremental shares in the calculation of earnings per diluted share.

Fair Value Measurements

A portion of the Company’s assets and financial liabilities are carried at fair value, including investments in sponsored products, derivative positions and certain other investments.

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on the nature of the inputs that are significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 1	Unadjusted quoted market prices in active markets for identical assets or liabilities at the reporting date.
Level 2	Observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity.

Investments classified as available-for-sale are evaluated for other-than-temporary impairment on a quarterly basis when the cost of an investment exceeds its fair value. The Company considers many factors, including the severity and duration of the decline in fair value below cost, its intent and ability to hold the security for a period of time sufficient for an anticipated recovery in fair value, and the financial condition and specific events related to the issuer. When a decline in fair value of an available-for-sale security is determined to be other-than-temporary, the loss is recognized in earnings in the period in which the other-than-temporary decline in value is determined.

The Company recognizes any transfers between levels at the end of each quarter.

Stock-Based Compensation

The Company accounts for stock-based compensation expense using the fair value method. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). The Company immediately recognizes compensation expense at grant date for all awards granted to retirement-eligible employees. For awards granted to employees approaching retirement eligibility, compensation expense is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date.

Foreign Currency Translation

Substantially all of the Company’s foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in other income currently as they occur.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the amortization of losses on certain derivative instruments, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax.

Non-controlling Interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in our consolidated funds and certain vested interests held by employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid in capital.

Non-controlling interests redeemable at other than fair value consist of certain other interests in our majority-owned subsidiaries. These interests in our majority-owned subsidiaries are subject to holder put rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at estimated redemption value. Through October 31, 2009, changes in estimated redemption value were recorded in retained earnings; prospectively, changes in estimated redemption value will be recorded in earnings.

Loss Contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of applicable accounting standards through consultation with legal counsel, and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and, thus, none have been recorded in the accompanying Consolidated Financial Statements.

2.	Adoption of New Accounting Standards

The Company adopted the following accounting standards during fiscal 2010:

Non-controlling Interests

On November 1, 2009, the Company adopted a new accounting standard relating to non-controlling interests in consolidated financial statements. The new accounting standard is intended to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. The new accounting standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. The new accounting standard required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the new accounting standard were applied prospectively, including the provision that requires that the Company charge or credit the statement of income for an amount equal to the change in estimated amounts redeemable by the non-controlling interest for something other than fair value. Specifically, the estimated redemption value adjustments for redeemable non-controlling interests resulted in an increase in net income attributable to non-controlling interests of $18.4 million in fiscal 2010.

Earnings per Share

On November 1, 2009, the Company adopted a new accounting standard relating to the computation of earnings per share. The standard specifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The retrospective impact of adopting this new accounting standard reduced basic earnings per share by $0.01 to $1.11 from the $1.12 that was previously reported for the fiscal year ended October 31, 2009;

diluted earnings per share was reduced by $0.01 to $1.07 from the $1.08 that was previously reported for the same period. It had no impact on basic or diluted earnings per share for the fiscal year ended October 31, 2008.

3.	Future Accounting Pronouncements

VIEs

In June 2009, the FASB issued literature introducing a new consolidation model. This new literature prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated and requires additional disclosures. As a result, the Company must comprehensively review its involvements with VIEs and potential VIEs to determine the effect on its Consolidated Financial Statements and related disclosures. The new consolidation standard is effective for the Company’s fiscal year that begins on November 1, 2010 and for interim periods within the first annual reporting period. Earlier application is prohibited. In February 2010, the FASB issued an amendment to this standard. For certain investments held by a reporting entity, the amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This deferral generally applies to the reporting entities interests in entities that have the attributes of an investment company or that apply the specialized accounting guidance for investment companies, such as the privately offered equity funds in which the Company invests. The new consolidation model will not change the Company’s conclusions regarding consolidation for VIEs in which it is involved, with the exception of one VIE. The aforementioned VIE is a CDO entity, and the impact of consolidating this VIE upon adoption will be to increase the Company’s total assets and long-term debt by approximately $0.5 billion.

4.	Acquisitions, Goodwill and Other Intangible Assets

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

Parametric Risk Advisors is a majority-owned subsidiary of Parametric Portfolio Associates. On July 6, 2010, Parametric Portfolio Associates exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing an 11 percent ownership interest in Parametric Risk Advisors for $2.2 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve month period ended April 30, 2010. As a result of the transaction, the Company’s ownership interest increased from 40 percent to 51 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interest. Parametric Portfolio Associates has the right to purchase the remaining non-controlling interest in Parametric Risk Advisors over a five year period based on financial results of the entity for the twelve months ending April 30, 2011 and the next four twelve month periods. Prices for acquiring the non-controlling interests of Parametric Risk Advisors will be based on a prescribed multiple of earnings before interest and taxes. The exercise of the call rights is not contingent upon the non-controlling interest holders of Parametric Risk Advisors remaining employees of the Company.

Parametric Portfolio Associates

On May 14, 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell units representing a 1.9 percent capital ownership interest in Parametric Portfolio Associates for $9.0 million to the Company. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2009. As a result of the transaction, the Company’s capital ownership increased from 92.4 percent to 94.3 percent and the Company’s profit interest increased from 85.8 percent to 88.9 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interests.

In fiscal 2009, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option whereby units representing a 3.1 percent capital ownership interest in Parametric Portfolio Associates were sold to the Company for $14.2 million. Pursuant to the acquisition agreement, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s capital ownership interest increased from 89.3 percent to 92.4 percent and the Company’s profits interest increased from 82.3 percent to 87.5 percent. The Company recorded goodwill of $11.6 million and intangible assets of $2.4 million (representing $1.3 million of amortizable intangible assets and $1.1 million of non-amortizable assets). The portion of the intangible assets representing client relationships acquired are being amortized over a weighted-average useful life of 14.8 years. The remainder of the purchase price was allocated to non-controlling interest.

Non-controlling interest holders of Parametric Portfolio Associates have the right to sell to the Company 1.9 percent of the capital of Parametric Portfolio Associates (which entitles the holders to a 3.1 percent profits interest) based on the financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2010. Non-controlling interest holders of Parametric Portfolio Associates will also have the right to sell to the Company the remaining 3.8 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 6.3 percent profits interest) over a 2-year period based on financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2011 and 2012. The Company has the right to purchase up to 33 percent of the capital and profit interests currently held by the non-controlling interest holders of Parametric Portfolio Associates based on its financial results for the calendar year ending December 31, 2010 and the remaining interests based on the entity’s financial results for the calendar year ending December 31, 2012. Prices for acquiring capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Parametric Portfolio Associates remaining employees of the Company.

Tax Advantaged Bond Strategies (“TABS”)

On December 31, 2008, the Company acquired the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services (“MD Sass”), a privately held investment manager based in New York, New York. The operating results of the TABS business have been included in the Consolidated Financial Statements since the acquisition. In conjunction with the purchase, the Company recorded $44.8 million of intangible assets representing client relationship intangible assets acquired, which are being amortized over a 10 year period, and a contingent purchase price liability of $13.9 million, which represents the difference between net cash paid at acquisition and the fair value of assets acquired and liabilities assumed. Proforma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying Consolidated Statements of Income. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”).

The Company paid $30.0 million in cash to acquire the TABS business, including costs associated with the acquisition. During the second quarter of fiscal 2010, the Company made its first contingent payment of $8.8 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2009. The payment reduced the contingent purchase price liability. The Company will be obligated to make six additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash and will first reduce the remaining contingent purchase price liability. Once the contingent purchase price liability has been exhausted, any remaining contingent payments will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Atlanta Capital

In fiscal 2009, the non-controlling interest holders of Atlanta Capital, agreed to sell and the Company agreed to purchase an additional 4.2 percent interest in Atlanta Capital for $2.8 million. Pursuant to the terms of a unit purchase and redemption agreement dated November 1, 2008, the purchase price was based on a multiple of earnings before taxes for the calendar year ended December 31, 2008. As a result of the transaction, the Company’s ownership interest increased from 85.5 percent to 89.7 percent. The Company recorded goodwill of $1.9 million and amortizable intangible assets of $0.8 million. The portion of the intangible assets representing client relationships acquired is being amortized over a weighted-average useful life of 6.5 years. The remainder of the purchase price was allocated to non-controlling interest.

In conjunction with the purchase, Atlanta Capital’s operating agreement was amended and restated to extend the originally negotiated put and call periods. Under the terms of the amended and restated operating agreement, certain non-controlling interest holders of Atlanta Capital have the right to sell their remaining 10.3 percent interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ending October 31, 2010 and each year thereafter subject to certain restrictions. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2013 and, to the extent that the October 31, 2013 call is not exercised, each year thereafter. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees of the Company.

Also in fiscal 2009, the Company purchased a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns the non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when the put or call options for the remaining 10.3 percent interest in Atlanta Capital referenced above are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheets at October 31, 2010 and 2009, respectively.

Fox Asset Management

In fiscal 2009, the Company executed a call option that required the non-controlling interest holders of Fox Asset Management to sell to the Company an additional 4.0 percent interest in the entity. The transaction settled on June 1, 2009 and increased the Company’s ownership interest from 80 percent to 84 percent. Pursuant to the terms of the unit purchase agreement, the purchase price was zero. Fox Asset Management’s non-controlling interest holders have the right to sell and the Company has the right to purchase the remaining 16 percent ownership interest in the entity at a multiple of earnings before taxes based on the financial results of the entity for the calendar year ending December 31, 2010. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Fox Asset Management remaining employees of the Company.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Balance, beginning of period	$135,786	$122,234
Goodwill acquired	—	13,552
Balance, end of period	$135,786	$135,786

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2010 and determined that there was no impairment in the value of this asset as of September 30, 2010. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of the reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change as the reporting unit still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2009 and 2008.

Intangible Assets

The following is a summary of other intangible assets at October 31, 2010 and 2009:

2010

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	8.8	$109,177	$(42,867)	$66,310
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(42,867)	$73,018

2009

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	9.8	$109,177	$(35,051)	$74,126
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(35,051)	$80,834

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2010, 2009 or 2008.

Amortization expense was $7.8 million, $6.9 million and $2.9 million for the years ended October 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense ($)
2011	7,816
2012	7,816
2013	7,816
2014	7,788
2015	7,563
5.	Investments

The following is a summary of investments at October 31, 2010 and 2009:

(in thousands)	2010	2009
Short-term investments:
Corporate debt securities	$4,732	$—
Consolidated funds:
Commercial paper	—	20,800
Debt securities	—	29,124
Total short-term investments	$4,732	$49,924

(in thousands)	2010	2009
Long-term investments:
Consolidated funds:
Debt securities	$111,585	$15,129
Equity securities	88,184	11,913
Separately managed accounts:
Debt securities	3,666	31,797
Equity securities	28,692	10,450
Sponsored funds	37,541	32,405
Collateralized debt obligation entities	1,391	2,066
Investments in affiliates	51,111	22,267
Other investments	7,507	7,509
Total long-term investments	$329,677	$133,536

Investments classified as trading

The following is a summary of the cost and fair value of investments held in the portfolios of consolidated funds, separately managed accounts and corporate debt securities held by the Company classified as trading at October 31, 2010 and 2009:

2010

(in thousands)	Cost	Fair Value
Short-term investments:
Corporate debt securities	$4,063	$4,732
Total short-term investments	$4,063	$4,732
Long-term investments:
Debt securities	$115,096	$115,251
Equity securities	111,814	116,876
Total long-term investments	$226,910	$232,127

2009

(in thousands)	Cost	Fair Value
Short-term investments:
Commercial paper	$20,800	$20,800
Debt securities	29,394	29,124
Total short-term investments	$50,194	$49,924
Long-term investments:
Debt securities	$43,370	$46,926
Equity securities	21,305	22,363
Total long-term investments	$64,675	$69,289

The Company recognized $1.6 million and $8.3 million of net unrealized gains related to investments classified as trading for the years ended October 31, 2010 and 2009, respectively. The Company recognized $11.3 million of net unrealized losses related to investments classified as trading for the year ended October 31, 2008.

During the second quarter of fiscal 2010, the Company deconsolidated its short-term investment in Eaton Vance Short-Term Income Fund (“EVSI”) upon the closing of the fund. The underlying portfolio holdings were transferred to the Company at closing.

During the second quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Real Estate Fund when its ownership percentage fell below 50 percent. The Company accounted for it under the equity method of accounting until its interest in the fund dropped below 20 percent as of July 31, 2010. The Company’s remaining investment in the fund is now classified as available-for-sale.

During the third quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Commodity Strategy Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in the fund is now classified as available-for-sale.

During the fourth quarter of fiscal 2010, the Company deconsolidated its investment in Eaton Vance Global Macro Absolute Return Advantaged Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in the fund is now classified as an investment in affiliate.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at October 31, 2010 and 2009:

2010

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$34,300	$3,655	$(414)	$37,541
Total long-term investments	$34,300	$3,655	$(414)	$37,541

2009

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Long-term investments:
Sponsored funds	$30,414	$2,073	$(82)	$32,405
Total long-term investments	$30,414	$2,073	$(82)	$32,405

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive loss, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $0.4 million as of October 31, 2010 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $11.7 million at October 31, 2010.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the years ended October 31, 2010, 2009 and 2008.

(in thousands)	2010	2009	2008
Gains	$3,108	$1,959	$353
Losses	(60)	(397)	(1)
Net realized gains	$3,048	$1,562	$352

Investments in collateralized debt obligation entities

The Company provides investment management services for, and has made investments in, a number of CDO entities. The Company’s ownership interests in the CDO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees for managing the collateral for the CDO entities, and, in one case, incentive fees that are contingent on certain performance conditions. At October 31, 2010, combined assets under management in the pools of these CDO entities were $2.4 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of CDO entities is $1.4 million, which is the carrying value of these investments at October 31, 2010. Investors in CDO entities have no recourse against the Company for any losses sustained in the CDO structure.

The Company did not recognize any impairment losses in fiscal 2010.

In fiscal 2009, the Company recognized impairment losses of $1.9 million related to two of the Company’s cash instrument CDO entities and a synthetic CDO entity. The impairment losses associated with the cash instrument CDO entities resulted from a decrease in the estimated future cash flows from the CDO entities due to an increase in the default rate of the underlying loan portfolios. The impairment losses associated with the synthetic CDO entity, which reduced the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CDO entity’s portfolio of credit default swaps.

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

Investments in affiliates

The Company has a 20 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.0 million and $8.3 million at October 31, 2010 and 2009, respectively.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $12.8 million and $12.5 million at October 31, 2010 and 2009, respectively.

The Company has a 33 percent equity interest in Eaton Vance Global Macro Absolute Return Advantage Fund at October 31, 2010, valued at $30.3 million.

As of October 31, 2010 the Company’s interest in Eaton Vance Emerging Markets Local Income Fund had dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

The Company had a 27 percent interest in Eaton Vance Enhanced Equity Option Income Fund as of October 31, 2009. As of October 31, 2010, the Company’s interest in this fund had dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

No impairment losses in value of the Company’s investments in affiliates were recognized during the years ended October 31, 2010, 2009 or 2008.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the years ended October 31, 2010 and 2009, respectively. In the third quarter of fiscal 2009, the Company purchased a non-controlling capital interest in ACM Holdings, a partnership that owns certain non-controlling interests of Atlanta Capital, for $6.6 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings is included as a component of long-term investments in the Company’s Consolidated Balance Sheet at October 31, 2010. Management believes that the fair value of its other investments approximates their carrying value.

6.	Fair Value Measurements

As discussed in Note 1, accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standards establish a hierarchy that prioritizes inputs to valuation techniques to measure fair value and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Substantially all of our investments are carried at fair value, with the exception of our investments in CDO entities that have not been impaired in the current fiscal period and certain non-marketable investments which are accounted for using the equity or cost method.

There were no significant transfers between Level 1 and Level 2 during the years ending October 31, 2010 and 2009.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy.

Financial Instrument	Hierarchy	Valuation Methodology
Cash Equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Short-term investments	Level 2	Includes commercial paper and debt securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Long-term investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in sponsored funds. Fair value is determined based upon unadjusted quoted market prices.

Financial Instrument	Hierarchy	Valuation Methodology
	Level 2	Includes commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.

Other assets not held at fair value includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2010.

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$1,291	$90,416	$—	$—	$91,707
Total cash equivalents	$1,291	$90,416	$—	$—	$91,707
Short-term investments:
Corporate debt securities	$—	$4,732	$—	$—	$4,732
Total short-term investments	$—	$4,732	$—	$—	$4,732
Long-term investments:
Consolidated funds:
Debt securities	$9,372	$102,213	$—	$—	$111,585
Equity securities	45,135	43,049	—	—	88,184
Separately managed accounts:
Debt securities	—	3,666	—	—	3,666
Equity securities	27,724	968	—	—	28,692
Sponsored funds	34,194	3,347	—	—	37,541
Collateralized debt obligation entities	—	—	—	1,391	1,391
Investments in affiliates	—	—	—	51,111	51,111
Other investments	—	37	—	7,470	7,507
Total long-term investments	$116,425	$153,280	$—	$59,972	$329,677
Derivative financial assets	$—	$582	$—	$—	$582
Total other financial assets	$—	$582	$—	$—	$582
Derivative financial liabilities	$—	$3,519	$—	$—	$3,519
Financial liabilities:
Securities sold, not yet purchased	—	731	—	—	731
Total financial liabilities	$—	$4,250	$—	$—	$4,250

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2009:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$22,956	$184,709	$—	$—	$207,665
Total cash equivalents	$22,956	$184,709	$—	$—	$207,665
Short-term investments:
Consolidated funds:
Commercial paper	$—	$20,800	$—	$—	$20,800
Debt securities	—	29,124	—	—	29,124
Total short-term investments	$—	$49,924	$—	$—	$49,924
Long-term investments:
Consolidated funds:
Debt securities	$15,129	$—	$—	$—	$15,129
Equity securities	11,913	—	—	—	11,913
Separately managed accounts:
Debt securities	11,007	20,790	—	—	31,797
Equity securities	10,450	—	—	—	10,450
Sponsored funds	29,643	2,762	—	—	32,405
Collateralized debt obligation entities	—	—	—	1,338	1,338
Investments in affiliates	—	—	—	22,267	22,267
Other investments	—	38	—	7,471	7,509
Total long-term investments	$78,142	$23,590	$—	$31,076	$132,808
Other financial assets:
Derivative financial assets	$—	$42	$—	$—	$42
Total other financial assets	$—	$42	$—	$—	$42

The Company had investments in three CDO entities totaling $1.4 million at October 31, 2010. The Company’s investments in CDO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, as in fiscal 2009, at which point the investment is written down to fair value.

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

7.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the balance sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2010 and 2009:

	2010		2009
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,509	$7,509
Note receivable from affiliate	$—	$—	$8,000	$8,000
Notes receivable from stock option exercises	$3,158	$3,158	$3,078	$3,078
Long-term debt	$500,000	$590,692	$500,000	$530,375

For fair value purposes the carrying value of the other investments, note receivable from affiliate and notes receivable from stock option exercises approximates fair value. The carrying value of the Company’s long-term debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

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

As a matter of course, the Company evaluates its investment in each CDO entity and privately offered equity fund that qualifies as a VIE at inception to determine whether or not it qualifies as the primary beneficiary of the entity based on its obligation to absorb a majority of the expected losses or its right to receive the majority of the residual returns. The Company reevaluates its investment in each entity as facts and circumstances indicate that either the obligation to absorb these expected losses or the right to receive these expected residual returns has been reallocated between the existing primary beneficiary and other unrelated parties. At October 31, 2010, the Company did not qualify as the primary beneficiary of any CDO entity or privately offered equity fund in which it invests.

The Company managed CDO entities with total assets of $2.4 billion and $2.5 billion as of October 31, 2010 and 2009, respectively, on which the Company earns a management fee. The Company held investments in three of these entities totaling $1.4 million and $2.1 million on October 31, 2010 and 2009, respectively. In fiscal 2010 and 2009, the Company did not provide any financial or other support that it was not previously contractually required to provide. The Company’s risk of loss with respect to managed CDO entities remains limited to the $1.4 million carrying value of the investments on its Consolidated Balance Sheet at October 31, 2010. There are no arrangements that could require the Company to provide additional financial support to any of the CDO entities in which it invests.

The Company’s investments in CDO entities are carried at amortized cost and collectively disclosed as a component of long-term investments in Note 5. Income from these entities is recorded as a component of interest income based upon projected investment yields.

The Company had investments in 15 privately offered equity funds totaling $3.3 million on October 31, 2010 and investments in 16 privately offered equity funds totaling $2.8 million on October 31, 2009. Assets under management in these entities totaled $10.9 billion and $11.6 billion on October 31, 2010 and 2009, respectively. In the fourth quarter of fiscal 2008, the Company, as lender, entered into a subordinated term note agreement (the “Note”) with one of the privately offered equity funds in which it invests as further described in Note 10. The Company’s risk of loss in the privately offered equity funds was $3.3 million and $10.8 million on October 31, 2010 and 2009, respectively, representing the carrying value of the investments held on its Consolidated Balance Sheet plus the stated amount of the Note on October 31, 2009. The Note was repaid in full in the third quarter of fiscal 2010. There are no additional arrangements that could require the Company to provide additional financial support to any of the privately offered equity funds in which it invests.

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

Parametric Risk Advisors had assets of $3.8 million and $2.7 million on October 31, 2010 and 2009, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.7 million and $0.9 million on October 31, 2010 and 2009, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to its Consolidated Financial Statements at either balance sheet date.

9.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2010 and 2009:

(in thousands)	2010	2009
Equipment	$70,584	$62,601
Leasehold improvements	45,805	43,746
Subtotal	116,389	106,347
Less: Accumulated depreciation and amortization	(45,170)	(31,146)
Equipment and leasehold improvements, net	$71,219	$75,201

Depreciation and amortization expense was $15.4 million, $14.1 million and $10.4 million for the years ended October 31, 2010, 2009 and 2008, respectively.

10.	Note Receivable from Affiliate

In October 2008, the Company, as lender, entered into a $10.0 million subordinated term note agreement (the “Note”) with a sponsored privately offered equity fund. The Note earned daily interest based on the fund’s cost of borrowing under its commercial paper financing facility. Upon expiration of the Note on January 16, 2009, it was extended to December 17, 2009 and increased to $15.0 million. During the first quarter of fiscal 2010 the Note was extended to December 17, 2010. During fiscal 2009, the sponsored privately offered equity fund prepaid $7.0 million of the Note without premium or penalty. During fiscal 2010, the sponsored privately offered equity fund prepaid the remaining balance of the Note.

11.	Long-term Debt

Ten-Year Senior Notes

The Company has issued $500 million in aggregate principal of 6.5 percent unsecured ten-year senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the Senior Notes.

Corporate Credit Facility

The Company’s unsecured revolving credit facility expires on August 13, 2012. Under the facility, the Company may borrow up to $200 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The facility agreement contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2010 and 2009, the Company had no borrowings outstanding under its unsecured revolving credit facility.

12.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan – Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “PPA Plan”). The Company recognized total compensation cost related to its plans for the years ended October 31, 2010, 2009 and 2008 as follows:

(in thousands)	2010	2009	2008
2008 Plan:
Stock options	$32,225	$34,305	$36,221
Restricted shares	13,065	5,920	1,411
Phantom stock units	301	195	—
Employee Stock Purchase Plan	1,099	897	1,144
Incentive Plan – Stock Alternative	342	153	646
ACM Plan	408	200	—
PPA Plan	720	—	—
Total stock-based compensation expense	$48,160	$41,670	$39,422

The total income tax benefit recognized for stock-based compensation arrangements was $15.0 million, $12.0 million and $10.1 million for the years ended October 31, 2010, 2009 and 2008, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 9.0 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2010, 2.0 million restricted shares and options to purchase 5.7 million shares have been issued pursuant to the 2008 Plan. On November 1, 2010, the Board authorized the reserve of an additional 3.5 million shares.

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

The weighted-average fair value per share of stock options granted during the years ended October 31, 2010, 2009 and 2008 using the Black-Scholes option pricing model were as follows:

	2010	2009	2008
Weighted-average grant date fair value of options granted	$8.84	$6.72	$14.79
Assumptions:
Dividend yield	1.8% to 2.3%	2.3% to 3.1%	1.2% to 1.9%
Volatility	33%	32% to 34%	25% to 29%
Risk-free interest rate	2.7% to 3.6%	2.9% to 4.6%	3.6% to 4.4%
Expected life of options	7.3 years	7.4 years	6.8 to 7.8 years

Stock option transactions under the 2008 Plan and predecessor plans for the year ended October 31, 2010 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	29,717	$23.89
Granted	2,605	28.24
Exercised	(3,304)	15.56
Forfeited/expired	(306)	31.46
Options outstanding, end of period	28,712	$25.16	5.1	$171,081
Options exercisable, end of period	18,380	$21.78	3.8	$148,037
Vested or expected to vest at October 31, 2010	28,299	$25.07	5.0	$170,159

The Company received $49.5 million, $21.5 million and $23.3 million related to the exercise of options for the years ended October 31, 2010, 2009 and 2008, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2010, 2009 and 2008 was $50.7 million, $27.8 million and $44.2 million, respectively. The total fair value of options that vested during the year ended October 31, 2010 was $30.7 million.

As of October 31, 2010, there was $47.0 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.4 years.

In November 2010, the Company granted options for the purchase of 2.8 million shares of the Company’s Non-Voting Common Stock under the 2008 Plan at a price of $29.39 per share.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of October 31, 2010, there was $34.5 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2010 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,008	$22.87
Granted	1,000	28.30
Vested	(163)	24.11
Forfeited/expired	(53)	24.84
Unvested, end of period	1,792	$25.73

In November 2010 the Company granted a total of 1.0 million shares of restricted stock under the 2008 plan.

Phantom Stock Units

During fiscal 2010, approximately 9,300 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of October 31, 2010, there was $0.1 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.0 year.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the United States Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each six-month offering period. Through October 31, 2010, 7.7 million shares have been issued pursuant to this plan. The Company received $3.9 million, $4.1 million and $3.8 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2010, 2009 and 2008, respectively.

Incentive Plan — Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan – Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2010, 3.6 million shares have been issued pursuant to this plan. The Company received $2.9 million, $3.6 million and $6.4 million related to shares issued under the Incentive Plan – Stock Alternative for the years ended October 31, 2010, 2009 and 2008, respectively.

ACM Plan

In the year ended October 31, 2010, approximately 52,800 profit units tied to the performance of Atlanta Capital were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $19.80. Because the units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2010, there was $1.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.6 years.

PPA Plan

In the year ended October 31, 2010, approximately 10,200 profit units tied to the performance of Parametric Portfolio Associates were issued to certain employees of that entity pursuant to the PPA Plan at a weighted-average per unit price of $353.77. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2010, there was $2.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 4 years.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2010, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $3.2 million and $3.1 million at October 31, 2010 and 2009, respectively.

13.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $36,750, $34,500 and $33,750 per employee for the years ended October 31, 2010, 2009 and 2008, respectively. The Company’s expense under the plan and its predecessor plans was $15.3 million, $14.6 million and $14.4 million for the years ended October 31, 2010, 2009 and 2008, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2010. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2010, 2009 and 2008 was $49,649, $55,593 and $162,800, respectively.

14.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2010, the Company did not issue any shares of its Voting Common Stock. The Company repurchased 32,550 shares of its Voting Common Stock during fiscal 2010.

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

During fiscal 2010, the Company purchased and retired approximately 0.5 million shares of its Non-Voting Common Stock under a previous repurchase authorization and approximately 3.2 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 4.8 million additional shares may be repurchased under the current authorization.

15.	Income Taxes

The provision for income taxes for the years ended October 31, 2010, 2009 and 2008 consists of the following:

(in thousands)	2010	2009	2008
Current:
Federal	$124,526	$102,868	$154,791
State	18,241	6,317	21,160
Deferred:
Federal	(13,981)	(34,641)	(44,405)
State	(2,523)	(3,500)	(6,392)
Total	$126,263	$71,044	$125,154

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Closed-end fund expenses	$94,678	$91,720
Stock-based compensation	60,873	54,318
Differences between book and tax bases of investments	5,334	7,334
Deferred rent	5,105	5,040
Federal benefit of unrecognized state tax benefits	3,489	3,735
Compensation and benefit expense	3,145	—
Capital loss carry-forward	1,288	558
Unrealized losses on derivative instruments	1,086	1,244
Unrealized net holding losses on investments	—	734
Other	695	165
Total deferred tax asset	$175,693	$164,848
Deferred tax liabilities:
Closed-end fund expenses	$(21,542)	$(42,849)
Compensation and benefit expense	(15,424)	—
Deferred sales commissions	(18,263)	(19,621)
Differences between book and tax bases of goodwill and intangibles	(16,505)	(14,734)
Differences between book and tax bases of property	(5,718)	(6,180)
Unrealized net holding gains on investments	(967)	—
Total deferred tax liability	$(78,419)	$(83,384)
Net deferred tax asset	$97,274	$81,464

Deferred tax assets and liabilities are reflected on the Company’s Consolidated Balance Sheets at October 31, 2010 and 2009 as follows:

(in thousands)	2010	2009
Net current deferred tax liability	$(22,067)	$(15,580)
Net non-current deferred tax asset	119,341	97,044
Net deferred tax asset	$97,274	$81,464

The Company has recorded a deferred income tax asset of $1.3 million as of October 31, 2010 relating to $3.4 million of capital loss carry-forwards. Capital loss carry-forwards of $1.5 million and $1.9 million are scheduled to expire at the end of fiscal 2013 and 2014, respectively. No valuation allowance has been recorded for deferred tax assets, including capital loss carry-forwards, reflecting management’s belief that all deferred tax assets will be utilized.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.4	2.5	2.9
Non-controlling interest	(0.9)	(0.9)	(0.8)
Stock-based compensation	0.9	(1.0)	1.4
Release of liabilities associated with uncertain tax positions	(0.1)	(1.5)	—
Other	0.3	0.1	0.3
Effective income tax rate	38.6%	34.2%	38.8%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $10.8 million, $13.6 million and $9.8 million for the years ended October 31, 2010, 2009 and 2008, respectively. Such benefit has been reflected as a component of shareholders’ equity.

Effective November 1, 2007, the Company adopted a new accounting standard that clarifies the accounting for uncertainty in tax positions. The adoption of the accounting standard resulted in reduction to beginning retained earnings in the amount of $5.0 million, which was reflected as a cumulative effect of a change in accounting principle, and a corresponding $5.0 million increase to the Company’s liability for uncertain tax positions. This increase in the liability for unrecognized tax benefits primarily reflects accruals for state income taxes, net of federal benefit.

The change in gross unrecognized tax benefits for the years ended October 31, 2010, 2009 and 2008 are as follows:

(in thousands)	2010	2009	2008
Beginning Balance	$9,975	$16,638	$14,795
Additions for tax provisions of prior years	245	3,732	1,780
Reductions for tax provisions of prior years	(771)	(3,257)	(574)
Additions based on tax provisions related to current year	30	210	2,648
Reductions for settlements with taxing authorities	(5)	(7,348)	(1,538)
Lapse of statute of limitations	—	—	(473)
Ending Balance	$9,474	$9,975	$16,638

For the periods ending October 31, 2010 and 2009, current unrecognized tax benefits of $0.3 million and $8.7 million, respectively, excluding interest and penalties, and prepaid federal and state taxes of $21.2 million and $18.2 million, respectively, are presented net as a component of other current assets. Non-current unrecognized tax benefits of $9.2 million and $1.3 million, before interest and penalties, are classified as a component of other long-term liabilities as of October 31, 2010 and 2009, respectively.

The total amount of unrecognized tax benefits as of October 31, 2010, 2009 and 2008 that, if recognized, would impact the effective tax rate is $9.5 million, $10.0 million, and $16.6 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal, state, local and foreign jurisdictions. In the ordinary course of business, various taxing authorities may not agree with certain tax positions the Company has taken, or the applicable law may not be clear. To resolve some of these uncertainties, the Company executed Voluntary Disclosure Agreements (“VDAs”) with two state taxing authorities. The execution of the VDAs reduced the Company’s income tax expense and effective tax rate by $3.1 million and 1.5%, respectively, for the year ended October 31, 2009.

In the years ended October 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $0.2 million, and $0.6 million respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.7 million, $0.9 million, and $3.5 million at October 31, 2010, 2009 and 2008, respectively.

The Company believes that over the next 12 months current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease by approximately $0.3 million in that period, thereby lowering the Company’s effective tax rate.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. tax authorities for fiscal years prior to fiscal 2007. The Company is currently under audit by the Commonwealth of Massachusetts for fiscal years 2004 through 2006. The Company has extended the statute of limitations for these years to enable the Commonwealth to complete its audit.

16.	Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges

In October 2007, the Company issued $500 million in aggregate principal amount of 6.5 percent ten-year senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined at the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal years ended October 31, 2010, 2009, and 2008, the Company each year reclassified $0.4 million of the loss on the Treasury lock transaction into interest expense. At October 31, 2010, the remaining unamortized loss on this transaction was $3.1 million. During fiscal 2011, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments not Designated for Hedge Accounting

During fiscal 2010, the Company entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separate accounts and consolidated funds seeded for new product development purposes.

At October 31, 2010, the Company had six outstanding foreign exchange contracts with three counterparties with an aggregate notional value of approximately $41.9 million. At October 31, 2010, the Company had fourteen outstanding stock index futures contracts with one counterparty with an aggregate notional value of approximately $78.4 million. In addition, at October 31, 2010 the Company had twenty-two outstanding commodity futures contracts with one counterparty with an aggregate notional value of approximately $9.6 million.

The following table presents the fair value as of October 31, 2010 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$12	Other current liabilities	$1,187
Stock index futures contracts	Other current assets	489	Other current liabilities	1,415
Commodity futures contracts	Other current assets	81	Other current liabilities	917
Total		$582		$3,519

The following is a summary of the gains (losses) recognized in income for the year ended October 31, 2010:

(in thousands)	Income Statement Location	2010
Foreign exchange contracts	Gains and (losses) on investments and derivatives	$(810)
Stock index futures contracts	Gains and (losses) on investments and derivatives	(1,923)
Commodity futures contracts	Gains and (losses) on investments and derivatives	(836)
Total		$(3,569)

At October 31, 2009, the outstanding futures contracts had an aggregate notional value of $9.9 million and net realized and unrealized gains of $42,000 for the year then ended recorded in investment advisory fees and other receivables in the Company’s Consolidated Balance sheet. The net realized and unrealized gains are included in other income (expense) in the Company’s Consolidated Statement of Income for the year ended October 31, 2009.

17.	Non-controlling Interests

Non-controlling interests are as follows:

Non-redeemable Non-controlling Interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to put rights upon vesting and will be reclassified to temporary equity as vesting occurs.

Redeemable Non-controlling Interest at Other Than Fair Value

Redeemable non-controlling interests consist of interests in the Company’s majority-owned subsidiaries, consolidated funds and interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These interests are currently redeemable or will become redeemable at certain future dates.

The interests in the Company’s majority-owned subsidiaries are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by non-controlling interest holders and calls held by the Company. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary at specific points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling interests. The recognition of the redemption value of these redeemable non-controlling interests upon adoption of the new accounting guidance was effected through an increase to redeemable non-controlling interests and a charge to retained earnings. Net income attributable to non-controlling interests in fiscal 2010 reflects an $18.4 million increase in the estimated redemption value of redeemable non-controlling interests. Any future payments made to the non-controlling interest holders of our majority-owned subsidiaries upon execution of the puts and calls described above will reduce temporary equity.

Redeemable Non-controlling Interest at Fair Value

Interests in the Company’s consolidated funds and interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans are considered redeemable at fair value. The recognition of the estimated redemption value of these redeemable non-controlling interests upon adoption of the new accounting guidance was effected through an increase to estimated redeemable non-controlling interests and a charge to additional paid in capital. Future changes in the redemption value of these interests will be recognized as increases or decreases to additional paid in capital. Any future payments made to these non-controlling interest holders will reduce temporary equity.

For the years ended October 31, 2010, 2009 and 2008, net income attributable to non-controlling interests totaled $26.9 million, $5.4 million and $7.2 million, respectively. Net income attributable to non-controlling interests is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries and consolidated funds. Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Consolidated funds are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Net income attributable to non-controlling interests in fiscal 2008 reflects a $2.8 million adjustment to reverse stock-based compensation previously allocated to non-controlling interest holders of the Company’s controlled subsidiaries. In fiscal 2008, management determined that the allocation of stock-based compensation expense to non-controlling interest holders reduces the Company’s liability to non-controlling interest holders in a manner that is not consistent with the agreements governing partnership distributions to those individuals. The $2.8 million adjustment recognized in fiscal 2008 represents the reversal of accumulated stock-based compensation expense allocated to non-controlling interest holders from the date of acquisition.

18.	Comprehensive Income

During the years ended October 31, 2010, 2009 and 2008, the Company reclassified gains of $3.0 million, $1.6 million, and $0.2 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

The components of accumulated other comprehensive income (loss) at October 31, 2010 and 2009 are as follows:

(in thousands)	2010	2009
Unamortized loss on derivative instrument, net of tax	$(2,003)	$(2,293)
Net unrealized gains (losses) on available-for-sale securities, net of tax	2,041	1,271
Foreign currency translation adjustments, net of tax	(473)	(372)
Total accumulated other comprehensive loss	$(435)	$(1,394)
19.	Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the years ended October 31, 2010, 2009 and 2008:

(in thousands, except per share data)	2010	2009	2008
Net income allocated to:
Common shares	$171,623	$128,982	$195,411
Participating restricted shares	2,675	1,125	252
Total net income attributable to Eaton Vance Corp. shareholders	$174,298	$130,107	$195,663
Weighted-average shares outstanding – basic	116,444	116,175	115,810
Incremental common shares	6,188	4,400	8,621
Weighted-average shares outstanding – diluted	122,632	120,575	124,431
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$1.47	$1.11	$1.69
Diluted	$1.40	$1.07	$1.57

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 9.0 million, 14.6 million, and 3.3 million for the years ended October 31, 2010, 2009 and 2008, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $12.8 million of the total $15.0 million of committed capital at October 31, 2010. The Company anticipates the remaining $2.2 million maybe invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of October 31, 2010 the Company has $0.7 million included within other current liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under noncancelable operating leases that expire over various terms. The lease payments are recognized on a straight-line basis over the noncancelable term of the lease plus any anticipated extensions. Rent expense under these leases in 2010, 2009 and 2008 amounted to $19.9 million, $22.9 million and $16.8 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,

(in thousands)	Amount(1)
2011	$18,840
2012	19,181
2013	19,776
2014	20,295
2015 – thereafter	352,156
Total	$430,248
(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $5.8 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the noncancelable term of the sublease. Rental income under these subleases in fiscal 2010 amounted to $0.8 million. Future minimum rent to be received under the subleases are as follows:

Year Ending October 31,

(in thousands)	Amount
2011	$1,278
2012	1,278
2013	1,022
2014	971
2015 – thereafter	1,263
Total	$5,812

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital, Fox Asset Management, Parametric Portfolio Associates

and Parametric Risk Advisors, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 4.

21.	Regulatory Requirements

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $59.7 million, which exceeds its minimum net capital requirement of $2.6 million at October 31, 2010. The ratio of aggregate indebtedness to net capital at October 31, 2010 was 0.64-to-1.

22.	Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolio and related funds provided over 10 percent of the total revenue of the Company for the fiscal years noted, and is comprised of investment advisory and administration fees, underwriting commissions, distribution plan payments and service fees for the years ended October 31, 2010, 2009 and 2008:

(dollar figures in thousands)	2010	2009	2008
Large Cap Value Portfolio and related funds	$126,565	$94,665	$—
Percent of total revenue	11.3%	10.6%	—
Tax-Managed Growth Portfolio and related funds	$—	$100,933	$175,721
Percent of total revenue	—	11.3%	16.0%

23.	Comparative Quarterly Financial Information (Unaudited)

	2010
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$272,035	$272,953	$273,079	$303,594	$1,121,661
Operating income	$87,347	$81,089	$78,762	$106,084	$353,282
Net income attributable to Eaton Vance Corp. shareholders	$46,242	$36,000	$41,750	$50,306	$174,298
Earnings per Share:
Basic	$0.39	$0.30	$0.35	$0.43	$1.47
Diluted	$0.37	$0.29	$0.34	$0.41	$1.40

	2009
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year
Total revenue	$209,471	$198,389	$228,373	$254,138		$890,371
Operating income	$51,999	$45,123	$59,233	$76,865		$233,220
Net income attributable to Eaton Vance Corp. shareholders	$24,697	$25,753	$31,223	$48,434	(1)	$130,107
Earnings per Share:
Basic	$0.21	$0.22	$0.27	$0.41		$1.11
Diluted	$0.21	$0.21	$0.25	$0.39		$1.07
(1)	Financial results for the fourth quarter of fiscal 2009 reflect the recording a deferred tax asset and a corresponding reduction in tax expense of $5.2 million as more fully described in Note 15.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, effective November 1, 2009, the Company adopted new accounting guidance for non-controlling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 22, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2010, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2010 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2010.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effective operation of internal control over financial reporting as of October 31, 2010. This Report appears on page 98.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2010 of the Company and our report dated December 22, 2010 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of new accounting guidance related to non-controlling interests in 2010.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 22, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2010:

Name	Age	Position
Thomas E. Faust Jr.	52	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	58	Director
Leo I. Higdon, Jr.	64	Director
Dorothy E. Puhy	58	Director
Duncan W. Richardson	53	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	61	Director
Richard A. Spillane, Jr.	59	Director
Jeffrey P. Beale	54	Vice President and Chief Administrative Officer
Laurie G. Hylton	44	Vice President and Chief Accounting Officer
Frederick S. Marius	47	Vice President, Secretary and Chief Legal Officer
Robert J. Whelan	49	Vice President, Treasurer and Chief Financial Officer
Matthew J. Witkos	44	President of Eaton Vance Distributors, Inc.

Our directors are each elected annually by the holders of our Voting Common Stock.

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

Ms. Berman has served as a Director of the Company since January 2006. She is Chairwoman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman served as a Senior Advisor at Harvard University from April 2006 to June 2009 and served as Harvard’s Vice President for Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman has also been a Director of Loews Corporation since 2006.

Ms. Berman’s extensive financial experience, including that of Chief Financial Officer at Harvard University, led the Board to conclude that Ms. Berman should serve as a director of Eaton Vance Corp.

Mr. Higdon has served as a Director of the Company since January 2000. He is lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of Directors. Mr. Higdon has served as the President of Connecticut College since June 2006. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon has also been a Director of HealthSouth Corp since 2004. Mr. Higdon served as a Director of Chemtura Corp. from 1993 until 2006 and Newmont Mining from 1995 until 2006.

Mr. Higdon’s extensive leadership experience at Connecticut College and The College of Charleston provides him with valuable insight on running large organizations. This experience led the Board of Directors to conclude he should serve as a director of Eaton Vance Corp.

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit Committee and is Chairwoman of the Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy has served as Chief Financial Officer of Dana-Faber Cancer Institute, Inc. since March 1994. Ms. Puhy has also been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director and Chair of the Audit Committee.

Ms. Puhy’s extensive experience in the areas of finance, strategic planning and business development at Dana-Farber Cancer Institute, Inc., as well as her position as Executive Vice President and Chief Financial Officer, led the Board to conclude that Ms. Puhy should serve as a director of Eaton Vance Corp.

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

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of WHS Holdings, LLC, a private investment firm, since June 2002. Mr. Smith has also been a Director of AGF Management Ltd since 2002. He was formerly an Executive Vice President of Merrill Lynch & Co.

Mr. Smith’s financial and leadership experience at Merrill Lynch & Co. provided him with valuable insights on running a large, complex financial services company with diverse worldwide operations. The Board concluded that Mr. Smith should serve as a member of the board of Eaton Vance Corp. for those reasons.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Nominating and Governance Committee and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane has been an Adjunct Professor at Babson College since 2008. Mr. Spillane served as President of Strategic Advisors Inc., a Registered Investment Advisor subsidiary of Fidelity Investments, from 2005 to 2007.

As a former executive, Mr. Spillane’s experience at Fidelity provided him with valuable insights into the financial services industry. The Board concluded that Mr. Spillane should serve as a member of the board of Eaton Vance Corp. based upon that experience.

Mr. Beale has been a Vice President of the Company since June 1998 and the Chief Administrative Officer of the Company since November 1999. Mr. Beale is a member of the Company’s Management Committee.

Ms. Hylton has been a Vice President of the Company since June 1994 and Chief Accounting Officer since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997.

Mr. Marius has been a Vice President of the Company since April 2004 and Chief Legal Officer of the Company since June 2008. Mr. Marius is a member of the Company’s Management Committee. Mr. Marius served as Deputy Chief Legal Officer of the Company from November 2007 to June 2008 and has been an attorney with the Company since April 2004. Mr. Marius was President and General Counsel of Quantitative Investment Advisors, Inc. and U.S. Boston Capital Corporation from 1999 to 2004.

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

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. since May 2007. Mr. Witkos is a member of the Company’s Management Committee. Prior to joining the Company, Mr. Witkos served as Executive Vice President – Global Distribution at IXIS Asset Managers Advisors Group from August 2001 to May 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2010.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees that complies with the criteria provided in NYSE rules. The Code of Conduct and Business Ethics is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our CEO, CFO and Chief Accounting Officer and complies with the criteria provided in SEC rules. The Code of Ethics for Principal Executive and Senior Financial Officers is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We intend to post on our website, www.eatonvance.com, all disclosures that are required by the law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Codes of Ethics.

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The governance guidelines and charters are intended to ensure that our Board will have the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our governance guidelines establish the practices our Board will follow with respect to Board composition and selection, Board meetings and the involvement of senior management, CEO performance evaluation, succession planning, Board committees and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our governance guidelines and identify opportunities to improve Board performance.

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2010, of Mr. Faust as Chairman, CEO and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. Higdon as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

•	The identity of the presiding Director at meetings of independent Directors;
•	The method for interested parties to communicate directly with the lead independent Director or independent Directors as a group;
•	The identity of any member of our Audit Committee who also serves on the audit committees of more than three public companies and a determination by our Board that such simultaneous service will not impair the ability of such member to effectively serve on our audit committee; and
•	Contributions by us to any tax-exempt organization in which an independent Director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year exceeded the greater of $1 million or 2% of such tax exempt organization’s consolidated gross revenues.

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

Audit Committee

Our Audit Committee assists the Board of Directors in their oversight of the quality and integrity of our accounting, audit and reporting practices. Our Audit Committee’s role includes assisting our Board of Directors in its oversight and evaluation of (1) the integrity of our financial reporting processes and resultant financial statements and the effectiveness of our independent audit thereof; (2) our compliance with legal and regulatory requirements; (3) the qualifications, independence, and performance of our independent registered public accounting firm; and (4) the performance of our internal audit function. Our Audit Committee relies on the expertise and knowledge of management, our internal auditors and our independent registered public accounting firm in carrying out its oversight responsibilities. The specific responsibilities of our Audit Committee are described in our Audit Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Compensation Committee

The Compensation Committee assists our Board of Directors in their oversight and evaluation responsibilities relating to compensation matters. The Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs. The specific responsibilities and functions of our Compensation Committee are described in our Compensation Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Compensation Committee consists of Winthrop H. Smith, Jr., Leo I. Higdon, Jr., Ann E. Berman and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

Nominating and Governance Committee

The principal function of our Nominating and Governance Committee is to assist our Board of Directors in their responsibilities relating to board membership. The primary responsibilities of our Nominating and Governance Committee are to (1) identify and recommend qualified individuals to become Directors of our Company; (2) review with our Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees; (4) develop and recommend to our Board the corporate governance principles applicable to the Company; and (5) lead our Board of Directors in its annual review of their performance and the annual evaluation of our management. The specific responsibilities and functions of our Nominating and Governance Committee are described in our Nominating and Governance Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Our overriding compensation philosophy is that executive compensation should consist primarily of annual performance-based cash awards and long-term equity awards (e.g., stock options, restricted stock and/or performance-based restricted stock awards), with base salary representing a lesser component of total compensation. We believe the appropriate combination of performance-based annual incentives and long-term equity compensation encourages our management to focus on both financial performance and long-term stock price performance, thereby aligning the interests of management with those of our shareholders. Employees at higher total compensation levels generally receive a greater percentage of their total compensation payable in equity incentives and a lesser percentage in cash compared to employees who are paid less. We believe that the proportion of compensation that is “at risk” (performance-based awards and long-term equity awards) should rise as an employee’s level of responsibility rises. In general, executive officers with the highest levels of responsibility have the lowest percentage of their compensation fixed in the form of base salary and the highest percentage of their compensation at risk.

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

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2010, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Continue strong organic growth;
•	Maintain strong financial condition and fiscal discipline;
•	Capitalize on developing opportunities;
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2010, the Committee noted the following:

•	Our long-term investment performance remained solid, with 18 equity funds and 13 income funds with overall 4 or 5 star Morningstar ratings for at least one class of shares at September 30, 2010, covering a broad range of disciplines, including large and small-cap, value, growth, tax managed, emerging markets, tax-free and taxable fixed income and floating-rate income. We continued to see recoveries in investment performance, both absolute and relative, of our municipal, high yield and floating-rate bank loan disciplines.
•	We launched nine new products during the year, including a new closed-end fund, to take advantage of our expanding investment capabilities and to keep the distribution pipeline full.
•	We achieved internal growth of 11 percent, while decreasing the sales dependence on our large value franchise.
•	We continued to diligently control costs with minimal disruption to our employee team, while maintaining employee morale and customer service levels.
•	We continued to maintain financial strength. Our financial condition in terms of balance sheet strength, cash flow generation, credit availability and liquidity remain sound. Our strong financial condition and conservative and prudent balance sheet management allowed us to be opportunistic in pursuing organic growth in fiscal 2010.
•	We continued to achieve success advancing the business objective to further diversify our sales mix, reaching critical mass for a number of newer investment offerings and establishing global macro as a major investment franchise.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and based on this evaluation make recommendations to the Board for the independent Directors to approve the CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);
•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board provided, however, that the Committee shall have full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries;

•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

The Committee considers the sum of all pay elements when reviewing annual compensation recommendations for our named executive officers. Although the framework for compensation decision-making is tied to our overall financial performance and the creation of long-term shareholder value, the Committee retains full discretion to make recommendations to the Board for the independent Directors to approve individual compensation based on other significant performance factors such as demonstrated management and leadership capabilities and the achievement of strategic objectives.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2010, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

Affiliated Managers Group, Inc.	Janus Capital Group, Inc
AllianceBernstein L.P.	Legg Mason
BlackRock Financial Management, Inc.	MFS Investment Management
Federated Investors, Inc.	Nuveen Investments
Franklin Templeton Investments	Putnam Investments
INVESCO PLC	T. Rowe Price Associates, Inc.

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

As part of our annual executive compensation review process in October 2010, our CEO, Executive Vice President, Chief Administrative Officer, Chief Legal Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group and are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2009, Committee made the determination not to increase the base salaries of our named executive officers for fiscal 2010. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 8 percent of our total named executive officers’ compensation in fiscal 2010 (as defined in the Summary Compensation table) was paid in the form of base salaries.

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

The performance target is determined at the beginning of each performance period, taking into consideration the performance target from the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal(s) against which performance will be measured, certifying whether the performance goal(s) have been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or a portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal(s).

In October 2009, the Committee established the performance target for the twelve months ended September 30, 2010, which was the achievement of $85.3 million of adjusted operating income before the performance-based incentive pool. The Committee further established that our named executive officers, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos and Jeffrey P. Beale, were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 1.5 percent and 1.5 percent, respectively, of adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve month period.

The Company recorded adjusted operating income before the performance-based incentive pool of $457.5 million for the twelve months ended September 30, 2010. Adjusted operating income for the period was calculated by adding $48.0 million of share-based compensation and $2.6 million of closed-end fund offering costs to reported operating income of $406.9 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2010 was calculated as a percentage of $372.2 million, which represents the difference between pre-incentive pool adjusted operating income of $457.5 million and the pre-established performance target of $85.3 million. The maximum award potential by this measure for Messrs. Faust, Whelan, Richardson, Witkos and Beale was $10.0 million, $5.6 million, $10.0 million, $5.6 million and $5.6 million, respectively. Management provided the Board with a report related to the meeting of the pre-established performance target, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance target and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance target was met for the purpose of the plan and that the named executive officers were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $3.8 million, $0.9 million, $3.0 million, $2.4 million and $1.0 million to Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, which were less than the maximum award potential for each named executive officer.

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

Stock options, restricted stock and performance-based restricted stock awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. Stock options and potential restricted stock awards for named executive officers are determined by the Compensation Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by independent third party compensation specialists and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 2, 2009, the Committee recommended, and our Board approved, grants of options under the 2008 Plan to named executive officers to purchase 436,820 shares of Non-Voting Common Stock (204,940, 28,120, 128,680, 40,520 and 34,560 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 17 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 2, 2009 the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 162,600 shares of restricted Non-Voting Common Stock (76,320, 10,480, 47,920, 15,080 and 12,860 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 17 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 2, 2009 were made with the performance-based condition that the Company has at least $85.3 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The performance-based awards were granted on November 2, 2010, based upon the satisfactory attainment of the performance objective for the twelve month period ended September 30, 2010.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Retirement Plan Benefits

We provide retirement benefits through the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan. Effective April 1, 2010, these two plans were merged into the Eaton Vance Profit Sharing and Savings Plan. Our named executive officers are entitled to participate in the Eaton Vance Profit Sharing and Savings Plan on the same terms and conditions as other employees. The plan does not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2010. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2010, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2010 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

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

Our executive compensation plans are designed to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2010, all compensation paid to our named executive officers was deductible by the Company.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the appropriate vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock option and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company prior to retirement as defined in our retirement policy. Our equity incentive plan includes provisions that, in the event of a change in control of the Company, as defined in the plan, may accelerate the vesting of awards for all plan participants.

Executive Compensation in Fiscal 2011

In October 2010, the Committee approved fiscal 2011 base salaries for our executive officers, including named executive officers, with increases averaging 2 percent for our named executive officers.

In October 2010, the Committee approved the 2011 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ended September 30, 2011, calculated in a manner similar to the awards granted for fiscal 2010. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos, and Jeffrey P. Beale will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.0 percent and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $96.6 million for the twelve months ending September 30, 2011, subject to a maximum of $10.0 million for each participant.

On November 1, 2010, the Committee approved grants of options under the 2008 Omnibus Incentive Plan, as amended and restated, (the “2008 Plan”) to our named executive officers to purchase 519,660 shares of Non-Voting Common Stock (232,220, 25,400, 142,320, 88,500 and 31,220 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 19 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2010, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 184,820 shares of restricted Non-Voting Common Stock (82,580, 9,040, 50,620, 31,480 and 11,100 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 18 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 1, 2010 were made with the performance-based condition that the Company has at least $96.6 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2011.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Winthrop H. Smith, Jr., Chairman
Ann E. Berman
Leo I. Higdon, Jr.
Richard A. Spillane, Jr.

Summary Compensation

The following table summarizes the total compensation paid or earned by our named executive officers in fiscal 2010, 2009 and 2008, respectively. Our named executive officers’ aggregate base salaries accounted for approximately 8 percent, 13 percent and 9 percent of their total compensation in fiscal 2010, 2009 and 2008, while total cash compensation accounted for approximately 56 percent, 73 percent and 61 percent of their total compensation in fiscal 2010, 2009 and 2008, respectively. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President
	2010	500,000	2,629,479	1,806,751	3,850,371	89,605	8,876,206
	2009	500,000	-	1,599,913	2,657,875	47,850	4,805,638
	2008	500,000	-	4,167,977	3,750,000	48,341	8,466,318
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer
	2010	315,000	361,766	247,906	931,917	48,161	1,904,750
	2009	315,000	-	219,728	682,963	41,059	1,258,750
	2008	315,000	224,995	234,207	900,000	43,197	1,717,399
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer
	2010	375,000	1,577,687	1,134,443	3,031,627	74,954	6,193,711
	2009	375,000	-	960,217	2,434,725	48,100	3,818,042
	2008	375,000	-	2,083,989	3,250,000	49,091	5,758,080
Matthew J. Witkos President of Eaton Vance Distributors, Inc.
	2010	305,000	492,956	357,224	2,359,953	54,205	3,569,338
	2009	305,000	-	299,690	1,685,850	58,562	2,349,102
	2008	305,000	374,992	390,841	2,200,000	44,935	3,315,768
Jeffrey P. Beale Vice President and Chief Administrative Officer
	2010	320,000	427,077	304,681	1,048,488	56,949	2,157,195
	2009	320,000	-	260,045	784,400	46,850	1,411,295
	2008	320,000	-	572,836	1,000,000	48,285	1,941,121
(1)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each award is calculated using the closing market price of the Company’s Non-Voting Common Stock on grant date less the par value of the Company’s Non-Voting Common Stock on grant date.
(2)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. The following assumptions were used in the calculation of fair value for the fiscal years indicated:

	2010	2009	2008
Dividend yield	2.3%	2.8%	1.8%
Volatility	33%	32%	28%
Risk-free interest rate	3.3%	4.6%	4.0%
Expected life of an option	7.3 years	7.4 years	7.8 years

(3)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2010, 2009 and 2008, which were paid in November 2010, 2009 and 2008, respectively. In fiscal 2011, Messrs. Faust and Witkos elected to have 25 percent and 2 percent of their fiscal 2010 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative, respectively. In fiscal 2010, Messrs. Faust, Whelan and Witkos elected to have 10 percent, 15 percent, and 5 percent of their fiscal 2009 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative, respectively. In fiscal 2009, Messrs. Faust, Whelan, and Witkos elected to have 20 percent, 20 percent, and 5 percent of their fiscal 2008 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative, respectively. In addition, the fiscal 2010 figures include $50,371, $6,917, $31,627, $9,953 and $8,488 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 2, 2010, based upon the satisfactory attainment of the performance objectives for the twelve month period ended September 30, 2010, and the earnings were paid to award recipients in November 2010. The fiscal 2009 figures include $57,875, $7,963, $34,725, $10,850 and $9,400 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during fiscal 2009. The awards were granted on November 3, 2009, based upon the satisfactory attainment of the performance objectives for the twelve month period ended September 30, 2009, and the earnings were paid to award recipients in November 2009. Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Incentive Plan – Stock Alternative for each participant and for each fiscal year presented.
(4)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

Name and Principal Position	Year	Profit Sharing Contribution ($)(a)	Savings Plan Contribution ($)(a)	Employee Stock Purchase Plan Discounts ($)	Tax Return Preparation ($)	Other ($)(b)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President
	2010	36,750	1,040	7,118	2,500	42,197	89,605
	2009	34,500	1,040	5,797	6,250	263	47,850
	2008	33,750	1,040	7,188	4,750	1,613	48,341
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer
	2010	36,750	1,040	-	-	10,371	48,161
	2009	34,500	1,040	-	-	5,519	41,059
	2008	33,750	1,040	1,387	-	7,020	43,197
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer
	2010	36,750	1,040	7,118	5,750	24,296	74,954
	2009	34,500	1,040	5,797	6,500	263	48,100
	2008	33,750	1,040	7,188	5,000	2,113	49,091
Matthew J. Witkos President of Eaton Vance Distributors, Inc.
	2010	36,750	1,040	-	1,000	15,415	54,205
	2009	34,500	1,040	-	14,000	9,022	58,562
	2008	33,750	1,040	1,387	-	8,758	44,935
Jeffrey P. Beale Vice President and Chief Administrative Officer
	2010	36,750	1,040	7,118	5,250	6,791	56,949
	2009	34,500	1,040	5,797	5,250	263	46,850
	2008	33,750	1,040	7,188	5,000	1,307	48,285
(a)	Effective April 1, 2010, the Company merged the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan into one plan, the Eaton Vance Profit Sharing and Savings Plan.

(b)	These figures include executive health screening services and dividends paid on unvested restricted shares for our named executive officers. In fiscal 2010, Messrs. Faust, Whelan, Richardson, Witkos and Beale, received dividends paid on unvested restricted shares of $40,003, $10,077, $24,002, $15,121 and $6,457, respectively.

Grants of Plan-Based Awards

The following table provides information concerning each plan-based award granted in fiscal 2010 to our named executive officers and other information regarding their grants.

Grants of Plan-Based Awards
Name and Principal Position	Grant Date	Notice and Agreement Date(1)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
			Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/2/2010	11/2/2009		-	3,800,000	-	-	76,320	-
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/2/2010	11/2/2009		-	925,000	-	-	10,480	-
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/2/2010	11/2/2009		-	3,000,000	-	-	47,920	-
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/2/2010	11/2/2009		-	2,350,000	-	-	15,080	-
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/2/2010	11/2/2009		-	1,040,000	-	-	12,860	-

Grants of Plan-Based Awards (continued)
Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(6)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President
	11/2/2009	-		204,940	28.17	1,806,751
	11/3/2009	92,600	(4)	-	28.40	2,629,479
	11/18/2009	9,647	(5)	-	26.95	259,983
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer
	11/2/2009	-		28,120	28.17	247,906
	11/3/2009	12,740	(4)	-	28.40	361,766
	11/18/2009	3,757	(5)	-	26.95	101,250
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer
	11/2/2009	-		128,680	28.17	1,134,443
	11/3/2009	55,560	(4)	-	28.40	1,577,687
Matthew J. Witkos President of Eaton Vance Distributors, Inc.
	11/2/2009			40,520	28.17	357,224
	11/3/2009	17,360	(4)	-	28.40	492,956
	11/18/2009	3,107	(5)	-	26.95	83,732
Jeffrey P. Beale Vice President and Chief Administrative Officer
	11/2/2009	-		34,560	28.17	304,681
	11/3/2009	15,040	(4)	-	28.40	427,077
(1)	On November 2, 2009, the Company entered into an agreement with each named executive officer notifying each named executive officer of his eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On November 1, 2010, the Committee certified the achievement of the performance objectives for all named executive officers and granted the awards on November 2, 2010.
(2)	Represents the final target figures based on pre-incentive pool adjusted operating income for the twelve month period ended September 30, 2010.
(3)	Represents the final target figures based on the attainment of specified performance objectives for the twelve month period ended September 30, 2010.
(4)	Reflects the number of restricted stock grants awarded in fiscal 2010 under the 2008 Plan upon the achievement of certain performance objectives, which vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. Restricted stock award recipients are entitled to dividends on all unvested shares from date of grant.
(5)	Reflects stock purchased in fiscal 2010 under the Incentive Plan — Stock Alternative with the allocated portion of the 2009 performance-based incentive award.
(6)	Reflects the number of stock options granted in fiscal 2010 under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2010

The following tables reflect outstanding stock options and unvested restricted stock held by our named executive officers at October 31, 2010:

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2001	270,826	-		14.34	11/1/2011
	11/1/2002	307,128	-		14.55	11/1/2012
	11/3/2003	316,890	-		17.51	11/3/2013
	11/1/2004	273,200	-		21.96	11/1/2014
	11/1/2005	155,120	66,480	(1)	24.87	11/1/2015
	11/1/2006	94,860	115,940	(3)	30.11	11/1/2016
	11/1/2007	69,850	209,550	(6)	48.39	11/1/2017
	11/3/2008	23,810	214,290	(8)	21.99	11/3/2018
	11/2/2009	-	204,940	(10)	28.17	11/2/2019
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	6,364	7,779	(5)	45.22	7/11/2017
	11/1/2007	3,925	11,775	(7)	48.39	11/1/2017
	11/3/2008	3,270	29,430	(9)	21.99	11/3/2018
	11/2/2009	-	28,120	(11)	28.17	11/2/2019
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2001	250,000	-		14.34	11/1/2011
	11/1/2002	282,600	-		14.55	11/1/2012
	11/3/2003	273,000	-		17.51	11/3/2013
	11/1/2004	259,600	-		21.96	11/1/2014
	11/1/2005	147,350	63,150	(2)	24.87	11/1/2015
	11/1/2006	90,360	110,440	(4)	30.11	11/1/2016
	11/1/2007	34,925	104,775	(7)	48.39	11/1/2017
	11/3/2008	14,290	128,610	(8)	21.99	11/3/2018
	11/2/2009	-	128,680	(10)	28.17	11/2/2019
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	10,607	12,965	(5)	45.22	7/11/2017
	11/1/2007	6,550	19,650	(6)	48.39	11/1/2017
	11/3/2008	4,460	40,140	(9)	21.99	11/3/2018
	11/2/2009	-	40,520	(11)	28.17	11/2/2019

Outstanding Equity Awards at Fiscal Year-End (continued)
Option Awards (continued)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2001	76,400	-		14.34	11/1/2011
	11/1/2002	82,400	-		14.55	11/1/2012
	11/3/2003	84,600	-		17.51	11/3/2013
	11/1/2004	68,400	-		21.96	11/1/2014
	11/1/2005	40,740	17,460	(2)	24.87	11/1/2015
	11/1/2006	24,840	30,360	(4)	30.11	11/1/2016
	11/1/2007	9,600	28,800	(7)	48.39	11/1/2017
	11/3/2008	3,870	34,830	(9)	21.99	11/3/2018
	11/2/2009	-	34,560	(11)	28.17	11/2/2019

Stock Awards
Name and Principal Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/3/2009	83,340	(14)	2,397,692
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	2,737	(12)	78,743
	11/1/2007	3,488	(13)	100,350
	11/3/2009	11,466	(14)	329,877
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/3/2009	50,004	(14)	1,438,615
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	4,562	(12)	131,249
	11/1/2007	5,813	(13)	167,240
	11/3/2009	15,624	(14)	449,502
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/3/2009	13,536	(14)	389,431

Outstanding Equity Awards at Fiscal Year-End (continued)
Stock Awards (continued)
Name and Principal Position	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/2/2009	76,320	(15)	2,195,726
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/2/2009	10,480	(15)	301,510
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/2/2009	47,920	(15)	1,378,658
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/2/2009	15,080	(15)	433,852
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/2/2009	12,860	(15)	369,982
(1)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005 and the final 30% vests on November 1, 2010.
(2)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2005 and the final 30% vests on November 1, 2010.
(3)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.
(4)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006; 25% vests on November 1, 2010 and the final 30% vests on November 1, 2011.
(5)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on July 11, 2007; 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.
(6)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.
(7)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.
(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 15% vests on November 3, 2010, 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.
(9)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 15% vests on November 3, 2010, 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.
(10)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 10% vests on November 2, 2010; 15% vests on November 2, 2011, 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.
(11)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 10% vests on November 2, 2010; 15% vests on November 2, 2011, 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.
(12)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The restricted stock award was granted on July 11, 2007; 25% vests on July 11, 2011 and the final 30% vests on July 11, 2012.
(13)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2007; 20% vests on November 1, 2010, 25% on November 1, 2011 and the final 30% vests on November 1, 2012.
(14)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 3, 2009 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.
(15)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 2, 2009 and granted on November 2, 2010 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2010.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(2)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	241,848	4,199,872	9,260	262,948
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	-	-	2,966	85,475
Duncan W. Richardson Executive Vice President and Chief Equity Officer	200,000	3,471,623	5,556	157,769
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	-	-	4,556	131,460
Jeffrey P. Beale Vice President and Chief Administrative Officer	80,000	1,340,118	1,504	42,708
(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2010 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2010.

Non-Qualified Deferred Compensation
Name and Principal Position	Aggregate Earnings in Fiscal 2010 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2010 ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	234,953	(142,771)	6,482,574
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	-	-	-
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	5,116	-	44,567
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	-	-	-
Jeffrey P. Beale Vice President and Chief Administrative Officer	1,931	-	16,819
(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Richardson and Beale of $7,412, $5,116 and $1,931, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $142,771. Additionally, the aggregate earnings include market appreciation of $84,770 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2010. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name and Principal Position	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	4,232,814	—	4,232,814
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	725,377	—	725,377
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2,634,084	—	2,634,084
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	1,044,452	—	1,044,452
Jeffrey P. Beale Vice President and Chief Administrative Officer	714,408	—	714,408
(1)	Amounts shown for Messrs. Faust, Whelan, Richardson, Witkos and Beale represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 ($28.77) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 (i.e., options that are not in the money) have been excluded from the table above.
(2)	As of October 31, 2010, none of the named executive officers had met the age and service requirements under the retirement eligibility clause of the Company’s equity programs.
(3)	Amounts shown for Messrs. Faust, Whelan, Richardson, Witkos and Beale represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 ($28.77) and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2010 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then outstanding Non-Voting Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exclusions as provided by the 2007 Stock Option Plan;
2)	Individuals who, as of October 25, 2006, constitute the Company’s Board of Directors (“incumbent board”) cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;
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

Notwithstanding the foregoing, the following events shall not cause, or be deemed to cause, and shall not constitute, or be deemed to constitute, a Change of Control:

1)	The acquisition, holding or disposition of Voting Stock deposited under the Voting Trust Agreement dated as of October 30, 1997, as amended, of the voting trust receipts issued therefore, any change in the persons who are voting trustees thereunder, or the acquisition, holding or disposition of Voting Stock deposited under any subsequent replacement voting trust agreement or of the voting trust receipts issued therefore, or any change in the persons who are voting trustees under any such subsequent replacement voting trust agreement; provided, that any such acquisition, disposition or change shall have resulted solely by reason of the death, incapacity, retirement, resignation, election or replacement of one or more voting trustees.
2)	Any termination or expiration of a voting trust agreement under which Voting Securities have been deposited or the withdrawal there from of any Voting Securities deposited thereunder, if all Voting Securities and/or the voting trust receipts issued therefore continue to be held thereafter by the same persons in the same amounts.

3)	The approval by the holders of the Voting Stock of a reorganization of the Company into different operating groups, business entities or other reorganization after which the voting power of the Company is maintained as substantially the same as before the reorganization by the holders of the Voting Stock.

As discussed previously, our named executive officers do not have employment, severance or change in control agreements. Each of the outstanding agreements pursuant to which stock options and restricted stock awards were granted to our named executive officers contains provisions for acceleration of vesting of stock options in connection with a change in control.

Retirement

Our current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 and has a combined age plus years of service to the Company equal to at least 75 years, or otherwise with the Company’s consent. All stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Stock options granted subsequent to November 1, 2007 provide for continued vesting upon retirement based upon the original terms of the agreement.

Death/Disability

Our current option program provides that options become immediately vested and exercisable upon the optionee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2010, the Committee did not engage an independent consulting firm to assist in evaluating director compensation.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted options with a Black-Scholes value of $50,000 and phantom stock awards with a value of $50,000 on the first business day in November. In addition, each new director receives an option grant with a Black-Scholes value of $50,000 and a phantom stock award with a value of $50,000 at the first Board meeting following his or her election. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equal in value to the number of phantom stock units held by the director.

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2010.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	99,700	52,825	42,017	194,542
Leo I. Higdon, Jr.	89,100	52,825	42,017	183,942
Dorothy E. Puhy	84,800	52,825	42,017	179,642
Winthrop H. Smith, Jr.	88,900	52,825	42,017	183,742
Richard A. Spillane, Jr.	65,600	52,542	42,017	160,159
(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2010.
(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2010. The assumptions used in the calculation of these amounts are included above in the Summary of Compensation Table.
(3)	As of October 31, 2010, each director has the following number of options outstanding (all vested):

Ann E. Berman	33,766
Leo I. Higdon, Jr.	88,838
Dorothy E. Puhy	30,966
Winthrop H. Smith, Jr.	57,466
Richard A. Spillane, Jr.	9,100

(The remainder of this page is left intentionally blank.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2010, Jeffery P. Beale, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Brian D. Langstraat, Michael R. Mach, Frederick S. Marius, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, G. West Saltonstall, Judith A. Saryan, David M. Stein, Payson F. Swaffield, Mark S. Venezia, Michael W. Weilheimer, Robert J. Whelan and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2013. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the nineteen Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2010 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 399,240 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Thomas E. Faust Jr.	74,277	18.60%
Voting Common Stock	Duncan W. Richardson	44,566	11.16%
Voting Common Stock	Jeffrey P. Beale	29,389	7.36%
Voting Common Stock	Maureen A. Gemma	18,623	4.66%
Voting Common Stock	Frederick S. Marius	18,623	4.66%
Voting Common Stock	G. West Saltonstall	18,623	4.66%
Voting Common Stock	Payson F. Swaffield	18,623	4.66%
Voting Common Stock	Robert J. Whelan	18,623	4.66%
Voting Common Stock	Matthew J. Witkos	18,623	4.66%
Voting Common Stock	Cynthia J. Clemson	13,927	3.49%
Voting Common Stock	Brian D. Langstraat	13,927	3.49%
Voting Common Stock	Michael R. Mach	13,927	3.49%

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Thomas M. Metzold	13,927	3.49%
Voting Common Stock	Scott H. Page	13,927	3.49%
Voting Common Stock	Walter A. Row, III	13,927	3.49%
Voting Common Stock	Judith A. Saryan	13,927	3.49%
Voting Common Stock	David M. Stein	13,927	3.49%
Voting Common Stock	Mark S. Venezia	13,927	3.49%
Voting Common Stock	Michael W. Weilheimer	13,927	3.49%
(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Messrs. Faust and Richardson are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Marius, and Whelan are officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson, Ms. Gemma, and Ms. Saryan and Messrs. Langstraat, Mach, Metzold, Page, Row, Saltonstall, Stein, Swaffield, Weilheimer, Witkos and Venezia are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2010 , the executive officers and Directors of the Company, as a group, beneficially owned 7,442,770 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.1 percent of the 122,393,823 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 117,927,054 shares outstanding plus 4,243,689 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2010 (such investment power being sole unless otherwise indicated) and (iv) all current executive officers and Directors as a group:

Title of Class	Beneficial Owners	Amount and Nature of Beneficial Ownership (a)(b)	Percent of Class (c)
Non-Voting Common Stock	Thomas E. Faust Jr.	3,892,259 (d)(e)	3.25%
Non-Voting Common Stock	Duncan W. Richardson	2,142,541	1.79%
Non-Voting Common Stock	Jeffrey P. Beale	656,175	*
Non-Voting Common Stock	Leo I. Higdon, Jr.	101,897	*
Non-Voting Common Stock	Matthew J. Witkos	84,755	*
Non-Voting Common Stock	Robert J. Whelan	67,182	*
Non-Voting Common Stock	Winthrop H. Smith, Jr.	62,250	*
Non-Voting Common Stock	Ann E. Berman	38,550	*
Non-Voting Common Stock	Dorothy E. Puhy	38,250	*
Non-Voting Common Stock	Richard A. Spillane, Jr.	13,884	*
All current executive officers and Directors as a group (12 individuals)		7,442,770	6.08%
*	Percentage of class owned is less than 1 percent.
(a)	Based solely upon information furnished by the individuals.
(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.
(c)	Based on 117,927,054 outstanding shares plus options exercisable within 60 days of 1,742,953 for Mr. Faust, 1,527,718 for Mr. Richardson, 439,051 for Mr. Beale, 93,622 for Mr. Higdon, 62,250 for Mr. Smith, 37,599 for Mr. Witkos, 24,416 for Mr. Whelan, 38,550 for Ms. Berman, 35,750 for Ms. Puhy and 13,884 for Mr. Spillane. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(d)	Includes 9,200 shares held by or on behalf of Mr. Faust’s children.
(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are made for a seven-year period, at varying fixed interest rates (currently ranging from 1.8 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. Loans outstanding under our program amounted to $3.1 million at October 31, 2010.

During the year ended October 31, 2010, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time in an aggregate amount in excess of $120,000.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2010 our Board of Directors was comprised of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer, and the following independent Directors: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Richard A. Spillane, Jr. and Winthrop H. Smith, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2010 and 2009 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2010	2009
Audit fees (1)	$1,404,826	$1,413,781
Audit-related fees (2)	104,000	42,528
Tax fees (3)	263,607	212,290
Total	$1,772,433	$1,668,599
(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of audits of employee benefit plans and an attestation on internal control over compliance.
(3)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

Our Audit Committee reviews all audit, audit-related tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2010 and 2009. Our Audit Committee has concluded that the provision of the tax services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 134 through 140 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/ Thomas E. Faust Jr. Thomas E. Faust Jr. Chairman, Chief Executive Officer and President
December 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	Chairman, Chief Executive Officer and President	December 22, 2010
/s/ Robert J. Whelan Robert J. Whelan	Chief Financial Officer	December 22, 2010
/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	December 22, 2010
/s/ Duncan W. Richardson Duncan W. Richardson	Director, Executive Vice President and Chief Equity Investment Officer	December 22, 2010
/s/ Ann E. Berman Ann E. Berman	Director	December 22, 2010
/s/ Leo I. Higdon, Jr. Leo I. Higdon, Jr.	Director	December 22, 2010
/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	December 22, 2010
/s/ Richard A. Spillane, Jr. Richard A. Spillane, Jr.	Director	December 22, 2010
/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	December 22, 2010

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description
2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.1	The Company’s Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company’s registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.3	Copy of the Company’s Articles of Amendment effective at the close of business on April 18, 1983, are filed as Exhibit 3.3 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.4	Copy of the Company’s Articles of Amendment effective at the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.5	Copy of the Company’s Articles of Amendment effective at the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.6	Copy of the Company’s Article of Amendment effective at the close of business on November 11, 1992 has been filed as Exhibit 3.6 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.7	Copy of the Company’s Articles of Amendment effective at the close of business on May 15, 1997 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.8	Copy of the Company’s Articles of Amendment effective at the close of business on August 14, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.9	Copy of the Company’s Articles of Amendment effective at the close of business on November 13, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
3.10	Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.10 above as incorporated herein by reference.
9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 31, 2010 (filed herewith).
10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.2	Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.3	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.†
10.4	Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp.

Exhibit No.	Description
Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.5	Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.8	Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.9	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.10	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.11	Copy of 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.12	Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.13	Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

Exhibit No.	Description
10.14	Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.15	Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.16	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.17	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.18	Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.19	Copy of 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
10.20	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.21	Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.22	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.23	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.24	Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A

Exhibit No.	Description
of the Company on January 12, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.25	Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.26	Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.27	Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.28	Copy of 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 (filed herewith).
10.29	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 (filed herewith).
10.30	Copy of 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
10.31	Copy of 2010 Amendment to the Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 (filed herewith).
21.1	List of the Company’s Subsidiaries as of October 31, 2010 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit No.	Description
99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).
†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.