Form 10-Q
period 2011-01-31
EATON VANCE CORP
filed 2011-03-09
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

or

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

Shares outstanding as of January 31, 2011:

Voting Common Stock — 399,240 shares

Non-Voting Common Stock — 118,727,200 shares

Eaton Vance Corp.
Form 10-Q
As of January 31, 2011 and for the
Three Month Period Ended January 31, 2011

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2011	October 31, 2010
Assets
Cash and cash equivalents	$450,328	$307,886
Investment advisory fees and other receivables	134,834	129,380
Investments	296,795	334,409
Assets of consolidated collateralized loan obligation entity:
Cash and cash equivalents	29,382	—
Bank loans and other investments	471,244	—
Other assets	2,670	—
Deferred sales commissions	43,042	48,104
Deferred income taxes	12,796	97,274
Equipment and leasehold improvements, net	74,203	71,219
Other intangible assets, net	72,064	73,018
Goodwill	135,786	135,786
Other assets	57,047	61,464
Total assets	$1,780,191	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2011	October 31, 2010
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$50,965	$119,957
Accounts payable and accrued expenses	65,203	60,843
Dividend payable	21,451	21,319
Contingent purchase price liability	5,079	5,079
Debt	500,000	500,000
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	456,963	—
Other liabilities	13,540	—
Other liabilities	81,306	73,468
Total liabilities	1,194,507	780,666
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	121,619	67,019
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 118,727,200 and 117,927,054 shares, respectively	464	461
Additional paid-in capital	53,612	50,225
Notes receivable from stock option exercises	(2,984)	(3,158)
Accumulated other comprehensive income (loss)	1,088	(435)
Appropriated retained earnings	30,040	—
Retained earnings	380,938	363,190
Total Eaton Vance Corp. shareholders’ equity	463,160	410,285
Non-redeemable non-controlling interests	905	570
Total permanent equity	464,065	410,855
Total liabilities, temporary equity and permanent equity	$1,780,191	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

(in thousands, except per share figures)	Three Months Ended January 31,
	2011	2010
Revenue:
Investment advisory and administration fees	$242,734	$210,387
Distribution and underwriter fees	27,327	25,034
Service fees	37,345	33,990
Other revenue	4,881	2,624
Total revenue	312,287	272,035
Expenses:
Compensation of officers and employees	97,050	86,874
Distribution expense	32,697	29,111
Service fee expense	31,329	28,136
Amortization of deferred sales commissions	10,350	7,959
Fund expenses	4,544	4,293
Other expenses	33,299	28,315
Total expenses	209,269	184,688
Operating income	103,018	87,347
Other Income (Expense):
Interest income	721	770
Interest expense	(8,413)	(8,416)
Gains and (losses) on investments and derivatives	(3,077)	2,541
Foreign currency gains	3	134
Other income/(expense) of consolidated collateralized loan obligation entity:
Interest income	5,220	—
Interest expense	(1,514)	—
Net losses on investments and note obligations	(3,385)	—
Income before income taxes and equity in net income of affiliates	92,573	82,376
Income taxes	(34,522)	(31,645)
Equity in net income of affiliates, net of tax	1,234	814
Net income	59,285	51,545
Net income attributable to non-controlling and other beneficial interests	(21,750)	(5,303)
Net income attributable to Eaton Vance Corp. shareholders	$37,535	$46,242
Earnings Per Share:
Basic	$0.31	$0.39
Diluted	$0.30	$0.37
Weighted Average Shares Outstanding:
Basic	116,741	116,603
Diluted	122,175	122,920
Dividends Declared Per Share	$0.180	$0.160

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)	Three Months Ended January 31,
	2011	2010
Net income	$59,285	$51,545
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income taxes of $39 and $39, respectively	72	72
Unrealized holding gains (losses) on investments, net of income taxes of $(886) and $309, respectively	1,444	(609)
Foreign currency translation adjustments, net of income taxes of $0 and $67, respectively	7	(95)
Total comprehensive income	60,808	50,913
Comprehensive income attributable to non-controlling and other beneficial interests	(21,750)	(5,303)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$39,058	$45,610

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(626)	37,535	599	37,508	21,777
Other comprehensive income	—	—	—	—	1,523	—	—	—	1,523	—
Dividends declared	—	—	—	—	—	—	(21,452)	—	(21,452)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	2	10,147	(490)	—	—	—	—	9,659	—
Under employee stock purchase plan	—	—	1,876	—	—	—	—	—	1,876	—
Under employee incentive plan	—	—	2,567	—	—	—	—	—	2,567	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	14,973	—	—	—	—	—	14,973	—
Tax benefit of stock option exercises	—	—	1,484	—	—	—	—	—	1,484	—
Repurchase of Non-Voting Common Stock	—	(3)	(26,803)	—	—	—	—	—	(26,806)	—
Principal repayments	—	—	—	664	—	—	—	—	664	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(198)	(198)	60,235
Deconsolidation	—	—	—	—	—	—	—	—	—	(28,335)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Other changes in non-controlling interests	—	—	(857)	—	—	—	—	—	(857)	857
Balance, January 31, 2011	$2	$464	$53,612	$(2,984)	$1,088	$30,040	$380,938	$905	$464,065	$121,619

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	46,242	279	46,521	5,024
Other comprehensive loss	—	—	—	—	(632)	—	—	(632)	—
Dividends declared	—	—	—	—	—	(18,957)	—	(18,957)	—
Issuance of Non-Voting Common Stock:								—
On exercise of stock options	—	2	7,227	(155)	—	—	—	7,074	—
Under employee stock purchase plan	—	—	1,992	—	—	—	—	1,992	—
Under employee incentive plan	—	—	1,729	—	—	—	—	1,729	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	13,284	—	—	—	—	13,284	—
Tax benefit of stock option exercises	—	—	832	—	—	—	—	832	—
Repurchase of Non-Voting Common Stock	—	(2)	(17,558)	—	—	—	—	(17,560)	—
Principal repayments	—	—	—	196	—	—	—	196	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	(22)	(22)	(1,659)
Reclass to temporary equity	—	—	—	—	—	—	(5)	(5)	5
Other changes in non-controlling interests	—	—	(102)	—	—	797	—	695	(695)
Balance, January 31, 2010	$2	$461	$52,190	$(3,037)	$(2,026)	$294,278	$343	$342,211	$46,546

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Three Months Ended January 31,
	2011	2010
Cash and cash equivalents, beginning of period	$307,886	$310,586
Cash Flows From Operating Activities:
Net income	59,285	51,545
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) losses on investments	741	(3,970)
Amortization of investments	86	(25)
Equity in net income of affiliates	(1,985)	(1,314)
Dividends received from affiliates	—	142
Amortization of debt issuance costs	252	255
Deferred income taxes	82,678	(6,792)
Stock-based compensation	14,973	13,284
Depreciation and other amortization	5,886	5,468
Amortization of deferred sales commissions	10,332	7,963
Payment of capitalized sales commissions	(6,657)	(8,259)
Contingent deferred sales charges received	1,377	1,349
Proceeds from the sale of trading investments	41,213	7,560
Purchase of trading investments	(82,527)	(10,775)
Consolidated collateralized loan obligation entity operating activities:
(Gains) losses	3,385	—
Amortization of investments	(400)	—
Net decrease in other assets and liabilities, including cash	(8,303)	—
Changes in other assets and liabilities:
Investment advisory fees and other receivables	(3,506)	(7,153)
Other assets	(20,782)	1,213
Accrued compensation	(68,981)	(40,902)
Accounts payable and accrued expenses	3,929	7,559
Taxes payable	36,089	37,814
Other liabilities	(8,948)	933
Net cash provided by operating activities	58,137	55,895
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(3,316)	(3,171)
Net cash paid for intellectual property acquired	(1,000)	—
Payments received on note receivable from affiliate	—	5,500
Proceeds from the sale of available-for-sale investments and investments in affiliates	59,135	7,687
Purchase of available-for-sale investments and investments in affiliates	(638)	(1,203)
Consolidated collateralized loan obligation entity investing activities:
Proceeds from sales and maturities of investments	85,264	—
Purchase of investments	(80,162)	—
Net cash provided by investing activities	59,283	8,813

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)	Three Months Ended January 31,
	2011	2010
Cash Flows From Financing Activities:
Distributions to non-controlling interest holders	(1,187)	(1,819)
Excess tax benefit of stock option exercises	1,484	832
Proceeds from issuance of Non-Voting Common Stock	14,106	10,799
Repurchase of Non-Voting Common Stock	(26,806)	(17,560)
Principal repayments on notes receivable from stock option exercises	664	196
Dividends paid	(21,319)	(18,812)
Proceeds from the issuance of mutual fund subsidiaries’ capital stock	58,778	137
Redemption of mutual fund subsidiaries’ capital stock	(616)	—
Net cash provided by (used for) financing activities	25,104	(26,227)
Effect of currency rate changes on cash and cash equivalents	(82)	(40)
Net increase in cash and cash equivalents	142,442	38,441
Cash and cash equivalents, end of period	$450,328	$349,027
Supplemental Cash Flow Information:
Cash paid for interest	$36	$36
Cash paid for interest by consolidated collateralized loan obligation entity	1,792	—
Cash paid for income taxes	63	292
Supplemental Schedule of Non-Cash Operating Transactions:
Increase in other assets, net of other liabilities, due to consolidation of collateralized loan obligation entity	$10,418	$—
Supplemental Schedule of Non-Cash Investing Transactions:
Decrease in investments due to net deconsolidations of sponsored investment funds	$(28,599)	$—
Decrease in non-controlling interests due to net deconsolidations of sponsored investment funds	(28,335)	—
Increase in fixed assets due to non-cash fixed asset additions	5,791	1,735
Increase in investments due to consolidation of collateralized loan obligation entity	466,440	—
Supplemental Schedule of Non-Cash Financing Transactions:
Exercise of stock options through issuance of notes receivable	$490	$155
Increase in borrowings due to consolidation of collateralized loan obligation entity	446,192	—

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

In the quarter ended January 31, 2011 the Company changed its balance sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction). This change was precipitated by factors including (i) the presentation complexities inherent in the consolidation of variable interest entities (“VIEs”); and (ii) a desire to conform the Company’s balance sheet presentation to that of other companies within its peer group. Such a change is a presentation election made by management; the October 31, 2010 balance sheet has also been presented in an unclassified format comparable to the first quarter presentation.

2. Principles of Consolidation

As described further in Note 3, the Company adopted the provisions of a new consolidation standard on November 1, 2010. In conjunction with the adoption, the Company concluded that it was the primary beneficiary of one of the consolidated loan obligation (“CLO”) entities for which it acts as collateral manager. As a result, the Company consolidated the assets, liabilities and results of operations of that entity in the Company’s Consolidated Financial Statements beginning on November 1, 2010. The assets of the CLO entity cannot be used by the Company, and the note holders of the entity have no recourse to the general credit or assets of the Company.

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE (including the above-mentioned CLO) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated.

3. Adoption of New Accounting Standards

The Company adopted the following accounting standard in the three months ended January 31, 2011:

VIEs

The Company adopted the provisions of a new accounting standard on November 1, 2010. This standard prescribed a new consolidation model. While the new consolidation model did not change the Company’s conclusions regarding consolidation for the majority of VIEs in which it is involved, it did require that the Company consolidate one CLO entity with non-recourse assets of $487.0 million and non-recourse liabilities of $456.3 million into its Consolidated Financial Statements. The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption. The change in accounting had no effect on the terms of the Company’s management contract with this entity, the revenue the Company is contractually entitled to receive from this entity or the Company’s exposure to liability with respect to this entity. The Company’s maximum exposure to loss related to this entity remains limited to its direct investment and beneficial interest in this entity of $2.3 million and investment management fees receivable of $0.5 million as of January 31, 2011.

In conjunction with the adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, representing an adjustment to the carrying value of the Company’s direct investment in the CLO entity, and a cumulative effect adjustment to appropriated retained earnings of $30.7 million, equal to the difference between the fair value of the CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities. In subsequent reporting periods, the net change in the fair value of the CLO’s assets and liabilities that can be attributed to those note holders will be recorded as net income (loss) attributable to those note holders and as an adjustment to appropriated retained earnings.

4. Acquisitions

Tax Advantaged Bond Strategies (“TABS”)

The Company will make its second contingent payment of $11.6 million in the second quarter of fiscal 2011 to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2010. The payment will reduce the contingent purchase price liability and any residual will be recorded as goodwill. The Company will be obligated to make five additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

5. Other Intangible Assets

The following is a summary of other intangible assets at January 31, 2011 and October 31, 2010:

January 31, 2011

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	8.6	$109,177	$(44,821)	$64,356
Intellectual property acquired	15.5	1,000	—	1,000
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$116,885	$(44,821)	$72,064

October 31, 2010

(dollars in thousands)	Weighted- average amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	8.8	$109,177	$(42,867)	$66,310
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(42,867)	$73,018

Amortization expense was $2.0 million for both the three months ended January 31, 2011 and 2010.

6. Investments

The following is a summary of investments at January 31, 2011 and October 31, 2010:

(in thousands)	January 31, 2011	October 31, 2010
Investments:
Corporate debt securities	$4,845	$4,732
Consolidated funds:
Debt securities	127,413	111,585
Equity securities	54,226	88,184
Separately managed accounts:
Debt securities	8,370	3,666
Equity securities	31,938	28,692
Sponsored funds	38,998	37,541
Collateralized loan obligation entities	1,208	1,391
Investments in affiliates	22,290	51,111
Other investments	7,507	7,507
Total investments	$296,795	$334,409

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at January 31, 2011 and October 31, 2010. These investments include corporate debt securities held directly by the Company, debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes and investments in sponsored funds held by the Company’s wholly owned broker dealer.

January 31, 2011

(in thousands)	Cost	Fair Value
Debt securities	$141,349	$140,628
Equity securities	79,487	86,164
Sponsored funds	10,171	9,245
Total investments	$231,007	$236,037

October 31, 2010

(in thousands)	Cost	Fair Value
Debt securities	$119,159	$119,983
Equity securities	111,814	116,876
Total investments	$230,973	$236,859

Investment gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds and on investments in sponsored funds held by the Company’s wholly owned broker dealer have been reported in income as a component of other revenue. Investment gains and losses on the Company’s investments in corporate debt securities and on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income as a component of gains and (losses) on investments and derivatives (below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

The Company recognized $0.2 million and $1.2 million of net unrealized gains related to investments classified as trading for the three months ended January 31, 2011 and 2010, respectively.

During the first quarter of fiscal 2011, the Company deconsolidated its investment in Eaton Vance International (Ireland) U.S. Research Fund upon the closing of the fund. The underlying portfolio holdings were liquidated and the Company redeemed its shares.

During the first quarter of fiscal 2011, the Company deconsolidated its investment in Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund when the Company redeemed all of its shares.

During the first quarter of fiscal 2011, the Company deconsolidated its investment in Eaton Vance Option Absolute Return LLC upon the closing of the fund. The underlying portfolio holdings were transferred from Eaton Vance Option Absolute Return LLC to a separately managed account as a redemption-in-kind.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at January 31, 2011 and October 31, 2010:

January 31, 2011

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$24,187	$5,611	$(45)	$29,753

October 31, 2010

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,300	$3,655	$(414)	$37,541

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $45,000 at January 31, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $0.8 million at January 31, 2011.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the three months ended January 31, 2011 and 2010. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended January 31,
(in thousands)	2011	2010
Gains	$2,021	$2,025
Losses	(1,554)	(1)
Net realized gains	$467	$2,024

Investments in collateralized loan obligation entities

The Company did not recognize any impairment losses related to its investments in non-consolidated collateralized loan obligation entities in either the three months ended January 31, 2011 or 2010.

Investments in affiliates

The Company has a 19 percent equity interest in Lloyd George Management (BVI) Limited (“LGM”), an independent investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company’s investment in LGM was $8.3 million and $8.0 million at January 31, 2011 and October 31, 2010, respectively. Although the Company’s investment in LGM has dropped below 20 percent, the Company continues to have representation on LGM’s Board of Directors and therefore continues to exercise significant influence.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $14.0 million and $12.8 million at January 31, 2011 and October 31, 2010, respectively.

The Company had a 33 percent equity interest in Eaton Vance Global Macro Absolute Return Advantage Fund at October 31, 2010. At January 31, 2011, the Company’s interest in this fund dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended January 31, 2011 and October 31, 2010, respectively. Management believes that the fair value of its other investments approximates their carrying value.

7. Fair Value Measurements

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

Level 1	Unadjusted quoted market prices in active markets for identical assets at the reporting date.
Level 2	Observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Level 3	Unobservable inputs that are supported by little or no market activity.

Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in non-consolidated CLO entities that have not been impaired in the current fiscal period and certain non-marketable investments, which are accounted for using the equity or cost method.

The Company has recorded all eligible assets and liabilities in its consolidated CLO entity at fair value. In connection with the adoption of the new accounting literature, the Company has elected and applied the fair value option to measure all of the eligible assets and liabilities of the entity at fair value upon adoption and thereafter. The Company elected the fair value option in order to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations and the carrying value of the assets that are held to provide the cash flows for those note obligations. The Company has also concluded that the measurement of the note obligations issued by the entity at fair value better correlates with the fair value of the assets held by the entity, which are held to provide the cash flows for the note obligations of the entity.

The Company recognizes transfers between levels at the end of each quarter. There were no significant transfers between Level 1 and Level 2 during the three months ended January 31, 2011.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy.

Financial Instrument	Hierarchy	Valuation Methodology
Cash Equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes agency securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in sponsored funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.

Financial Instrument	Hierarchy	Valuation Methodology
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Assets of consolidated collateralized loan obligation entity	Level 1	Includes investments in money market funds and certain equity securities. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes bank loans and debt securities. Fair value is determined based upon valuations obtained from independent third-party broker or dealer prices.
	Level 3	Includes warrants, bank loans and equity securities. In certain instances the fair value has been determined using discounted cash flow analyses. Fair value in which pricing is received from one non-binding broker quote is also considered to be Level 3.
Liabilities of consolidated collateralized loan obligation entity	Level 3	Includes senior and subordinated note obligations. Fair value is determined primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market.

Other assets not held at fair value includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at January 31, 2011.

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$2,149	$280,069	$—	$—	$282,218
Investments:
Corporate debt securities	$—	$4,845	$—	$—	$4,845
Consolidated funds:
Debt securities	—	127,413	—	—	127,413
Equity securities	9,768	44,458	—	—	54,226
Separately managed accounts:
Debt securities	4,256	4,114	—	—	8,370
Equity securities	31,783	155	—	—	31,938
Sponsored funds	35,367	3,631	—	—	38,998
Collateralized loan obligation entities	—	—	—	1,208	1,208
Investments in affiliates	—	—	—	22,290	22,290
Other investments	—	37	—	7,470	7,507
Total investments	$81,174	$184,653	$—	$30,968	$296,795
Other financial assets:
Derivative financial assets	$—	$336	$—	$—	$336
Assets of consolidated collateralized loan obligation entity:
Cash equivalents	28,874	—	—	—	28,874
Bank loans and other investments	163	466,702	4,379	—	471,244
Total other financial assets	$29,037	$467,038	$4,379	$—	$500,454
Financial liabilities:
Derivative financial liabilities	$—	$2,529	$—	$—	$2,529
Securities sold, not yet purchased	—	1,734	—	—	1,734
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	—	—	456,963	—	456,963
Total financial liabilities	$—	$4,263	$456,963	$—	$461,226

The following table summarizes the assets measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$1,291	$90,416	$—	$—	$91,707
Investments:
Corporate debt securities	$—	$4,732	$—	$—	$4,732
Consolidated funds:
Debt securities	9,372	102,213	—	—	111,585
Equity securities	45,135	43,049	—	—	88,184
Separately managed accounts:
Debt securities	—	3,666	—	—	3,666
Equity securities	27,724	968	—	—	28,692
Sponsored funds	34,194	3,347	—	—	37,541
Collateralized loan obligation entities	—	—	—	1,391	1,391
Investments in affiliates	—	—	—	51,111	51,111
Other investments	—	37	—	7,470	7,507
Total investments	$116,425	$158,012	$—	$59,972	$334,409
Derivative financial assets	$—	$582	$—	$—	$582
Financial liabilities:
Derivative financial liabilities	$—	$3,519	$—	$—	$3,519
Securities sold, not yet purchased	—	731	—	—	731
Total financial liabilities	$—	$4,250	$—	$—	$4,250

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended January 31, 2011 were as follows:

(in thousands)	Bank loans and other investments of consolidated CLO	Senior and subordinated note obligations of consolidated CLO
Balance at November 1, 2010	$—	$—
Adjustment for adoption of new consolidation guidance	5,265	444,087
Net losses on investments and note obligations(1)	429	12,876
Purchases, sales and settlements, net	(1,315)	—
Balance at January 31, 2011	$4,379	$456,963
Change in unrealized gains and (losses) included in net income relating to assets and liabilities held at January 31, 2011	$429	$12,876

(1)	Net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company had investments in two non-consolidated CLO entities totaling $1.2 million at January 31, 2011. The Company’s investments in these CLO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the balance sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2011 and October 31, 2010:

	January 31, 2011		October 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,507	$7,507
Notes receivable from stock option exercises	$2,984	$2,984	$3,158	$3,158
Debt	$500,000	$566,792	$500,000	$590,692

For fair value purposes the carrying value of the other investments and notes receivable from stock option exercises approximates fair value. The carrying value of the Company’s debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

9. Variable Interest Entities

In the normal course of business, the Company maintains investments in sponsored CLO entities and privately offered equity funds that are considered VIEs. These variable interests generally represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor to these entities. These fees may also be considered variable interests.

A company is the primary beneficiary of a VIE if it has a controlling financial interest in the entity. A company is deemed to have a controlling financial interest in the entity if it has both (i) the power to direct the activities of the entity that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, that potentially could be significant to the entity.

To determine whether or not the Company should be treated as the primary beneficiary of a VIE, management must make significant estimates and assumptions regarding probable future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes.

Investments in VIEs That Are Consolidated

CLO Entities

As described in Note 3, the Company adopted the provisions of a new consolidation standard on November 1, 2010.

The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption of the new accounting guidance. The Company elected the fair value option to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations and the carrying value of the assets that are held to provide the cash flows for those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. Although the subordinated note obligations of the CLO entity have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s consolidated balance sheet.

The assets of this CLO entity are held solely as collateral to satisfy the obligations of the entity. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by the entity beyond the Company’s minimal direct investment and beneficial interest therein and management fees generated from the entity. The note holders of the CLO entity have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity.

The following table presents, as of January 31, 2011, the fair value of the CLO entity’s assets and liabilities subject to fair value accounting:

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$467,989	$1,947	$499,832
Excess unpaid principal balance over fair value	(2,627)	(1,601)	(42,869)
Fair Value	$465,362	$346	$456,963

During the three months ended January 31, 2011, the change in fair value of the CLO entity’s investments resulted in a net gain of $9.5 million. This net gain was offset by a net loss of $12.9 million resulting from an increase in the fair value of the CLO’s note obligations. The combined net loss of $3.4 million was recorded as net losses on investments and note obligations of consolidated collateralized loan obligation entity on the

Company’s Consolidated Statement of Income for the three months ended January 31, 2011. Substantially all of the gains and losses related to the CLO entity’s investments and note obligations recorded in earnings for the period were attributable to changes in instrument-specific credit risk due to the credit spreads for these instruments tightening while benchmarked interest rates remained relatively unchanged.

The CLO note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21% to 1.50%. The principal amounts outstanding of the note obligations issued by the CLO mature on April 20, 2019. The CLO entity may prepay its note obligations prior to contractual maturity date as a result of collateral asset repayments.

Interest income and expense are recorded on an accrual basis and reported as interest income and interest expense in other income/(expense) of consolidated collateralized loan obligation entity on the Company’s Consolidated Statements of Income for the three months ended January 31, 2011.

At January 31, 2011, the following carrying amounts related to this CLO entity were included in the Company’s consolidated balance sheet:

(in thousands)	January 31, 2011
Assets of consolidated collateralized loan obligation entity:
Cash and cash equivalents	$29,382
Bank loans and other investments	471,244
Other assets	2,670
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	456,963
Other liabilities	13,540
Appropriated retained earnings	30,040
Total net interest in consolidated collateralized loan obligation entity	$2,753

For the three months ended January 31, 2011, the Company recorded net income of $0.2 million related to the CLO entity. A net loss of $0.6 million for the period was included in net income attributable to non-controlling interests and other beneficial interests, reflecting the interests of third-party note holders of the CLO entity.

Other Entities

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

Parametric Risk Advisors had assets of $3.8 million on January 31, 2011 and October 31, 2010, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.5 million and $1.7 million on January 31, 2011 and October 31, 2010, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs That Are Not Consolidated

CLO Entities

The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.9 billion as of January 31, 2011 and October 31, 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company held investments in these entities totaling $1.2 million and $1.3 million on January 31, 2011 and October 31, 2010, respectively, and collateral management fees receivable totaling $1.8 million on January 31, 2011 and October 31, 2010, respectively. In the first quarter of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of January 31, 2011.

The Company’s investments in the CLO entities identified above are carried at amortized cost and collectively disclosed as a component of investments in Note 6. Income from these entities is recorded as a component of interest income based upon projected investment yields.

Other Entities

The Company holds variable interests in but is not deemed to be the primary beneficiary of 15 privately offered equity funds with total assets of $10.6 billion and $10.9 billion as of January 31, 2011 and October 31, 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $3.6 million and $3.3 million on January 31, 2011 and October 31, 2010, respectively, and collateral management fees receivable totaling $0.4 million on January 31, 2011 and October 31, 2010, respectively. In the first quarter of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of January 31, 2011.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 6. These investments are classified as available-for-sale and the Company records any change in fair value, net of tax, in other comprehensive income (loss).

10. Non-controlling Interests

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

11. Stock-Based Compensation Plans

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

	Three Months Ended January 31,
(in thousands)	2011	2010
2008 Plan:
Stock options	$9,548	$8,533
Restricted shares	4,367	3,886
Phantom stock units	99	76
Employee Stock Purchase Plan	253	360
Incentive Plan – Stock Alternative	265	223
ACM Plan	160	102
PPA Plan	380	180
Total stock-based compensation expense	$15,072	$13,360

The total income tax benefit recognized for stock-based compensation arrangements was $4.9 million and $4.2 million for the three months ended January 31, 2011 and 2010, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2011, 3.0 million restricted shares and options to purchase 8.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2011 and 2010 using the Black-Scholes option pricing model were as follows:

	2011	2010
Weighted-average grant date fair value of options granted	$8.54	$8.83
Assumptions:
Dividend yield	2.3% to 2.4%	2.0% to 2.3%
Volatility	34%	33%
Risk-free interest rate	2.2% to 2.9%	3.3% to 3.4%
Expected life of options	7.3 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the three months ended January 31, 2011 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,712	$25.16
Granted	2,773	29.39
Exercised	(540)	18.78
Forfeited/expired	(111)	33.51
Options outstanding, end of period	30,834	$25.62	5.3	$200,712
Options exercisable, end of period	20,962	$23.18	3.9	$175,363
Vested or expected to vest	30,439	$25.55	5.2	$199,698

The Company received $9.7 million and $7.1 million related to the exercise of options for the three months ended January 31, 2011 and 2010, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2011 and 2010 was $6.4 million and $4.8 million, respectively. The total fair value of options that vested during the three months ended January 31, 2011 was $30.7 million.

As of January 31, 2011, there was $59.2 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of January 31, 2011, there was $58.0 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.7 years.

A summary of the Company’s restricted share activity for the three months ended January 31, 2011 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,792	$25.73
Granted	986	29.39
Vested	(280)	25.48
Forfeited/expired	(21)	25.61
Unvested, end of period	2,477	$27.24

Phantom Stock Units

In the three months ended January 31, 2011, 8,622 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of January 31, 2011, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.4 years.

12. Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first three months of fiscal 2011, the Company purchased and retired approximately 0.9 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 3.9 million additional shares may be repurchased under the current authorization.

13. Income Taxes

The provision for income taxes for the three months ended January 31, 2011 and 2010 was $34.5 million and $31.6 million, or 37.3 percent and 38.4 percent of pre-tax income, respectively. The provision for income taxes in the three months ended January 31, 2011 and 2010 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes.

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and, prior to the first quarter of fiscal 2011, expenses incurred in the launch of new closed-end funds, which were capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008. These deferred income tax benefits are generally offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed-end fund expenses, and differences between the book and tax bases of goodwill and intangibles that are amortizable for tax.

During the three months ended January 31, 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in the first three months of fiscal 2011.

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowance recorded as of January 31, 2011 or 2010.

The Company is currently under audit by several states. One state has provided the Company with a draft position that may result in a proposed adjustment to the Company’s previously filed tax returns. The Company believes that its tax positions related to this potential adjustment were correct, and if an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

14. Earnings per Share

Earnings per basic share is calculated pursuant to the two-class method to determine income attributable to common shareholders. Earnings per basic share is calculated by dividing net distributed and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding during the period. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method. The weighted-average number of restricted stock awards that have vested within the period are included in the calculation of earnings per basic and diluted share. Unvested restricted stock awards are not included as incremental shares in the calculation of earnings per diluted share.

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2011	2010
Net income allocated to:
Common shares	$36,752	$45,517
Participating restricted shares	783	725
Total net income attributable to Eaton Vance Corp. shareholders	$37,535	$46,242
Weighted-average shares outstanding – basic	116,741	116,603
Incremental common shares	5,434	6,317
Weighted-average shares outstanding – diluted	122,175	122,920
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.31	$0.39
Diluted	$0.30	$0.37

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 11.1 million and 9.2 million for the three months ended January 31, 2011 and 2010, respectively.

15. Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges

During the three months ended January 31, 2011 and 2010, the Company reclassified $0.1 million and $0.1 million, respectively, of the loss on the Treasury lock transaction into interest expense. At January 31, 2011, the remaining unamortized loss on this transaction was $3.0 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments not Designated for Hedge Accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separate accounts and consolidated funds seeded for new product development purposes.

At January 31, 2011, the Company had ten outstanding foreign exchange contracts with four counterparties with an aggregate notional value of approximately $38.6 million. At January 31, 2011, the Company had eight outstanding stock index futures contracts with one counterparty with an aggregate notional value of approximately $53.4 million. In addition, at January 31, 2011 the Company had twenty-two outstanding commodity futures contracts with one counterparty with an aggregate notional value of approximately $11.7 million.

The following table presents the fair value as of January 31, 2011 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$9	Other liabilities	$761
Stock index futures contracts	Other assets	178	Other liabilities	1,117
Commodity futures contracts	Other assets	149	Other liabilities	651
Total		$336		$2,529

The following table presents the fair value as of October 31, 2010, of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$12	Other liabilities	$1,187
Stock index futures contracts	Other assets	489	Other liabilities	1,415
Commodity futures contracts	Other assets	81	Other liabilities	917
Total		$582		$3,519

The following is a summary of the gains (losses) recognized in income for the three month periods ended January 31, 2011 and 2010:

	Income Statement Location	Three Months Ended January 31,
(in thousands)		2011	2010
Foreign exchange contracts	Gains and (losses) on investments and derivatives	$279	$—
Stock index futures contracts	Gains and (losses) on investments and derivatives	(4,468)	(408)
Commodity futures contracts	Gains and (losses) on investments and derivatives	(1,464)	—
Total		$(5,653)	$(408)

16. Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $13.3 million of the total $15.0 million of committed capital at January 31, 2011. The Company believes the remaining $1.7 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of January 31, 2011 the Company has $1.7 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may”, “will”, “could”, “anticipate”, “plan”, “continue”, “project”, “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of this Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of January 31, 2011, we had $191.7 billion in assets under management.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management increased 17 percent in the first quarter of fiscal 2011 relative to the first quarter of fiscal 2010 despite turmoil in the municipal bond market, reflecting strong net flows and positive market action. Gross inflows were well diversified among major investment categories and well balanced between funds and separate accounts. Revenue increased faster than our overall expenses in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, resulting in higher operating margins.

Managed Asset Levels

Average assets under management were $187.2 billion in the first quarter of fiscal 2011 compared to $160.0 billion in the first quarter of fiscal 2010, reflecting positive net flows and favorable market action. Growth in separate account assets, which earn lower fees on average than funds, contributed to a decline in our average effective fee rate to 66 basis points in the first quarter of fiscal 2011 from 67 basis points in the first quarter of fiscal 2010.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so.

Operating Results

In the first quarter of fiscal 2011, our revenue increased by $40.3 million, or 15 percent, from the first quarter of fiscal 2010. Our operating expenses increased by $24.6 million, or 13 percent, in the same period, reflecting increases in asset-based expenses that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. The increase in our operating expenses also reflects an increase in our sales-related expenses, including sales incentives, which vary with the level of sales and the acquisition costs of new assets.

Recoverability of our Investments

Our $296.8 million of investments consist primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in non-consolidated collateralized loan obligation (“CLO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in non-consolidated CLO entities, which have been the subject of past impairments, totaled $1.2 million on January 31, 2011. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in non-consolidated CLO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at January 31, 2011.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first quarter of fiscal 2011 that would indicate that an impairment loss exists at January 31, 2011.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first quarter of fiscal 2011 that would indicate that an impairment loss exists at January 31, 2011.

Assets Under Management

Assets under management of $191.7 billion on January 31, 2011 were 19 percent higher than the $161.6 billion reported a year earlier, reflecting improving securities prices and strong open-end fund and institutional net inflows. Long-term fund net inflows of $11.3 billion over the last twelve months reflect $12.3 billion of open-end fund net inflows and $0.6 billion of closed-end fund net inflows offset by $1.6 billion of private fund net outflows. Gross outflows from private and closed-end funds include net reductions in fund leverage of $0.7 billion in the last twelve months. Institutional separate account net inflows were $4.1 billion, high-net-worth separate account net inflows were $0.2 billion, and retail managed account net outflows were $0.6 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $15.8 billion to growth in managed assets, while a decrease in cash management assets reduced assets under management by $0.7 billion.

In prior fiscal quarters we have shown managed assets and flow data by major investment class (equity, fixed income and floating-rate income), using portfolio classification as the primary driver. In the first quarter of fiscal 2011, we began reporting managed assets and flow data by investment mandate, using fund investment strategy as the primary driver. Concurrent with this change, we have added a new “Alternative” category, to reflect the growing importance to our business of investment mandates that are designed to exhibit low correlation to stock and bond market performance. The Alternative category includes a range of absolute return and market neutral strategies, as well as commodity-linked investments.

Ending Assets Under Management by Investment Mandate(1)

	January 31,
(in millions)	2011	% of Total	2010	% of Total	% Change
Equity	$114,722	60%	$98,461	61%	17%
Fixed income	43,022	23%	42,051	26%	2%
Floating-rate income	21,939	11%	16,270	10%	35%
Alternative	11,358	6%	3,397	2%	234%
Cash management	703	0%	1,405	1%	-50%
Total	$191,744	100%	$161,584	100%	19%

(1)	Includes funds and separate accounts.

Equity assets under management included $32.1 billion and $31.0 billion of equity funds managed for after-tax returns on January 31, 2011 and 2010, respectively. Fixed income assets included $14.3 billion and $16.5 billion of tax-exempt municipal bond fund assets on January 31, 2011 and 2010, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended January 31,		% Change
(in millions)	2011	2010
Long-term funds:
Open-end funds	$2,061	$2,493	-17%
Closed-end funds	(111)	(20)	455%
Private funds	(598)	(1,014)	-41%
Total long-term fund net inflows	1,352	1,459	-7%
Institutional accounts	471	390	21%
High-net-worth accounts	156	631	-75%
Retail managed accounts	(131)	551	NM (1)
Total separate account net inflows	496	1,572	-68%
Total net inflows	$1,848	$3,031	-39%

(1)	Not meaningful (“NM”)

Net inflows totaled $1.8 billion in the first quarter of fiscal 2011 compared to $3.0 billion in the first quarter of fiscal 2010. Open-end fund net inflows of $2.1 billion and $2.5 billion in the first quarter of fiscal 2011 and 2010, respectively, reflect gross inflows of $8.8 billion and $6.6 billion, respectively, net of redemptions of $6.7 billion and $4.1 billion. Private funds, which include privately offered equity and income funds as well as CLO entities, had net outflows of $0.6 billion and $1.0 billion in the first quarter of fiscal 2011 and 2010, respectively. Approximately $0.7 billion and $0.5 billion of private fund outflows in the first quarter of fiscal 2011 and 2010, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in private and closed-end funds reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $0.5 billion in the first quarter of fiscal 2011 compared to net inflows of $1.6 billion in the first quarter of fiscal 2010. Institutional net inflows totaled $0.5 billion in the first quarter of fiscal 2011 compared to $0.4 billion in the first quarter of fiscal 2010, reflecting gross inflows of $2.2 billion and $1.6 billion in the first quarter of fiscal 2011 and 2010, respectively, net of redemptions of $1.7 billion and $1.2 billion, respectively. High-net-worth net inflows totaled $0.2 billion in the first quarter of fiscal 2011 compared to $0.6 billion in the first quarter of fiscal 2010, reflecting gross inflows of $0.8 billion and $1.1 billion in the first quarter of fiscal 2011 and 2010, respectively, net of redemptions of $0.6 billion and $0.5 billion, respectively. Retail managed account net outflows totaled $0.1 billion in the first quarter of fiscal 2011 reflecting gross inflows of $1.6 billion net of redemptions of $1.7 billion. Retail managed account net inflows totaled $0.5 billion in the first quarter 2010, reflecting gross inflows of $1.7 billion net of redemptions of $1.2 billion. Retailed managed account redemptions in the first quarter of fiscal 2011 reflect residual redemptions of $0.2 billion in Parametric Portfolio Associates’ retail managed account overlay assets as a result of the integration of Bank of America’s retail managed account program into the Merrill Lynch retail managed account program following Bank of America’s 2009 acquisition of Merrill Lynch. Unlike the former Bank of America program, the Merrill Lynch retail managed account program does not currently utilize outside overlay managers.

The following table summarizes the asset flows by investment mandate for the three months ended January 31, 2011 and 2010:

Asset Flows

	Three Months Ended January 31,		% Change
(in millions)	2011	2010
Equity fund assets – beginning	$58,434	$53,829	9%
Sales/inflows	4,178	3,208	30%
Redemptions/outflows	(4,142)	(3,310)	25%
Exchanges	66	459	-86%
Market value change	2,813	1,269	122%
Equity fund assets – ending	61,349	55,455	11%
Fixed income fund assets – beginning	29,421	26,076	13%
Sales/inflows	1,679	1,680	0%
Redemptions/outflows	(2,577)	(1,387)	86%
Exchanges	(229)	104	NM
Market value change	(1,692)	313	NM
Fixed income fund assets – ending	26,602	26,786	-1%
Floating-rate income fund assets – beginning	16,128	14,361	12%
Sales/inflows	1,967	828	138%
Redemptions/outflows	(561)	(616)	-9%
Exchanges	118	2	NM
Market value change	251	380	-34%
Floating-rate income fund assets – ending	17,903	14,955	20%
Alternative fund assets – beginning	9,995	1,938	416%
Sales/inflows	1,811	1,111	63%
Redemptions/outflows	(1,003)	(55)	NM
Exchanges	(20)	23	NM
Market value change	93	(27)	NM
Alternative fund assets – ending	10,876	2,990	264%
Total long-term fund assets – beginning	113,978	96,204	18%
Sales/inflows	9,635	6,827	41%
Redemptions/outflows	(8,283)	(5,368)	54%
Exchanges	(65)	588	NM
Market value change	1,465	1,935	-24%
Total long-term fund assets – ending	116,730	100,186	17%
Separate accounts – beginning	70,126	57,278	22%
Inflows – institutional	2,184	1,612	35%
Outflows – institutional	(1,713)	(1,222)	40%
Inflows – high-net-worth	798	1,087	-27%
Outflows – high-net-worth	(642)	(456)	41%
Inflows – retail managed accounts	1,584	1,714	-8%
Outflows – retail managed accounts	(1,715)	(1,163)	47%
Exchanges	3	(579)	NM
Market value change	3,686	1,722	114%
Separate accounts – ending	74,311	59,993	24%
Cash management fund assets – ending	703	1,405	-50%
Assets under management – ending	$191,744	$161,584	19%

Ending Assets Under Management by Asset Class

	January 31,
(in millions)	2011	% of Total	2010	% of Total	% Change
Open-end funds:
Class A	$37,623	20%	$36,091	22%	4%
Class B	1,716	1%	2,206	2%	-22%
Class C	10,305	5%	8,623	5%	19%
Class I	25,299	13%	12,870	8%	97%
Other(1)	1,053	1%	1,086	1%	-3%
Total open-end funds	75,996	40%	60,876	38%	25%
Private funds(2)	17,653	9%	17,522	11%	1%
Closed-end funds	23,784	12%	23,193	14%	3%
Total fund assets	117,433	61%	101,591	63%	16%
Institutional account assets	36,928	19%	27,512	17%	34%
High-net-worth account assets	12,931	7%	10,801	7%	20%
Retail managed account assets	24,452	13%	21,680	13%	13%
Total separate account assets	74,311	39%	59,993	37%	24%
Total	$191,744	100%	$161,584	100%	19%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 61 percent of total assets under management on January 31, 2011, down from 63 percent on January 31, 2010, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 39 percent of total assets under management on January 31, 2011, from 37 percent on January 31, 2010. Fund assets under management increased $2.3 billion, or 2 percent, from $115.1 billion on October 31, 2010, reflecting annualized internal growth before deleveraging of 8 percent, market appreciation of $1.5 billion and net reductions in fund leverage of $0.8 billion. Separate account assets under management increased $4.2 billion, or 6 percent, from $70.1 billion on October 31, 2010, reflecting annualized internal growth of 3 percent and market appreciation of $3.7 billion.

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

Average Assets Under Management by Asset Class

	Three Months Ended January 31,		% Change
(in millions)	2011	2010
Open-end funds:
Class A	$37,619	$35,722	5%
Class B	1,782	2,269	-21%
Class C	10,315	8,404	23%
Class I	23,595	11,920	98%
Other(1)	1,049	1,100	-5%
Total open-end funds	74,360	59,415	25%
Private funds(2)	17,360	17,846	-3%
Closed-end funds	23,706	23,414	1%
Total fund assets	115,426	100,675	15%
Institutional account assets	35,472	27,414	29%
High-net-worth account assets	12,316	10,555	17%
Retail managed account assets	23,941	21,313	12%
Total separate account assets	71,729	59,282	21%
Total	$187,155	$159,957	17%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CLO entities.

Results of Operations

	Three Months Ended January 31,		% Change
(in thousands, except per share data)	2011	2010
Net income attributable to Eaton Vance Corp. shareholders	$37,535	$46,242	-19%
Earnings per share:
Basic	$0.31	$0.39	-21%
Diluted	$0.30	$0.37	-19%
Operating margin	33%	32%	NM

We reported net income attributable to Eaton Vance Corp. shareholders of $37.5 million, or $0.30 per diluted share, in the first quarter of fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $46.2 million, or $0.37 per diluted share, in the first quarter of fiscal 2010. Earnings were reduced $19.1 million, or $0.15 per diluted share, in the first quarter of fiscal 2011 and by $2.3 million, or $0.02 per diluted share, in the first quarter of fiscal 2010 by increases in the estimated redemption value of non-controlling interests in our subsidiary Parametric Portfolio Associates held by its senior management and other current and former employees that are redeemable at other than fair value, reflecting the subsidiary’s year-over-year profit growth. The remaining change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $40.3 million, or 15 percent, primarily due to the 17 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 66 basis points in the first quarter of fiscal 2011 from 67 basis points in the first quarter of fiscal 2010. The decrease in our annualized effective fee rate can be primarily attributed to the increase in average separate account assets under management as a percentage of total average assets under management.
•	An increase in expenses of $24.6 million, or 13 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other expenses.
•	An increase in losses on investments and derivatives of $5.6 million, primarily reflecting losses on derivative positions entered into by the Company to hedge seed investments partially offset by investment gains recognized on those seed investments.
•	An increase in other income (expense) of the Company’s consolidated CLO entity of $0.3 million, reflecting the initial consolidation of the entity in the first quarter of fiscal 2011.
•	An increase in income taxes of $2.9 million, or 9 percent, reflecting the 12 percent increase in taxable income year-over-year, partially offset by a decrease in the Company’s effective tax rate for the quarter.
•	A decrease in weighted average diluted shares outstanding of 0.7 million shares, or 1 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

In evaluating operating performance we consider operating income and net income, which are calculated on a basis consistent with GAAP, as well as adjusted operating income, an internally derived non-GAAP performance measure. We define adjusted operating income as operating income excluding the results of consolidated funds and CLO entities and adding back stock-based compensation, closed-end fund structuring fees, any write-off of intangible assets or goodwill associated with our acquisitions and other items we consider non-operating in nature. We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based management incentives. Adjusted operating income is not, and should not be construed to be, a substitute for operating income computed in accordance with GAAP. However, in assessing the performance of the business, our management and our Board of Directors look at adjusted operating income as a measure of underlying performance, since operating results of consolidated funds and CLO entities and amounts resulting from one-time events do not necessarily represent normal results of operations. In addition, when assessing performance, management and the Board look at performance both with and without stock-based compensation, a non-cash operating expense.

The following table provides a reconciliation of operating income to adjusted operating income for the three months ended January 31, 2011 and 2010:

	Three Months Ended January 31,		% Change
(in thousands)	2011	2010
Operating income	$103,018	$87,347	18%
Operating income of consolidated funds	(3,211)	(1,555)	106%
Stock-based compensation(1)	14,973	13,284	13%
Adjusted operating income	$114,780	$99,076	16%
Adjusted operating margin	37%	36%

(1)	Excludes stock-based compensation associated with phantom stock granted to directors, which is settled in cash.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 66 basis points in the first quarter of fiscal 2011, compared to 67 basis points in the first quarter of fiscal 2010. The decrease in our average overall effective fee rate can be primarily attributed to the increase in separate account assets under management as a percentage of total average assets under management.

	Three Months Ended January 31,		% Change
(in thousands)	2011	2010
Investment advisory and administration fees	$242,734	$210,387	15%
Distribution and underwriter fees	27,327	25,034	9%
Service fees	37,345	33,990	10%
Other revenue	4,881	2,624	86%
Total revenue	$312,287	$272,035	15%

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administration fees represented 78 percent of total revenue in the first quarter of fiscal 2011 compared to 77 percent in the first quarter of fiscal 2010.

The increase in investment advisory and administration fees of 15 percent, or $32.3 million, in the first quarter of fiscal 2011 over the same period a year earlier can be primarily attributed to a 17 percent increase in average assets under management, partially offset by a reduction in our effective investment advisory and administration fee rate. Our effective investment advisory and administration fee rate was impacted by a shift in product mix. Fund assets, which had an average effective fee rate of 65 basis points in the first quarter of fiscal 2011, decreased to 61 percent of total assets under management on January 31, 2011 from 63 percent of total assets under management on January 31, 2010, while separately managed account assets, which had an average effective fee rate of 31 basis points in the first quarter of fiscal 2011, increased to 39 percent of total assets under management on January 31, 2011 from 37 percent of total assets under management on January 31, 2010.

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

Distribution plan payments increased 11 percent, or $2.5 million, to $24.4 million in the first quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class C fund assets partially offset by decreases in average Class A, Class B and certain private equity fund assets subject to distribution fees. Class C share distribution fees increased by 25 percent, or $3.7 million, to $18.7 million, reflecting an increase in average Class C share assets under management. Class A share distribution fees decreased by 56 percent, or $0.2 million, to $0.2 million, reflecting a change in fee structure in certain Class A shares previously subject to distribution fees. Class B share distribution fees decreased by 19 percent, or $0.9 million, to $4.0 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 8 percent, or $0.1 million, to $1.3 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income decreased to $2.9 million in the first quarter of fiscal 2011, a decrease of 6 percent, or $0.2 million, over the same period a year earlier, primarily reflecting a decrease of $0.5 million in underwriter fees received on sales of Class A shares offset by an increase of $0.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fees, which are paid to Eaton Vance Distributors, Inc. (“EVD”) pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific share classes of the funds (principally Classes A, B and C). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue increased 10 percent, or $3.4 million, to $37.3 million in the first quarter of fiscal 2011 over the same period a year earlier, primarily reflecting a 6 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate. The increase in our average effective service fee revenue rate can be attributed to the increase in average Class A share assets under management subject to higher than average service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, sublease income and investment income earned by consolidated funds, increased by $2.3 million in the first quarter of fiscal 2011 over the same period a year ago, primarily reflecting an increase in gains recognized on securities held in the portfolios of consolidated funds. Other revenue in the first quarter of fiscal 2011 includes $3.7 million of net investment gains (net gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $1.7 million of net investment gains in the first quarter of fiscal 2010.

Expenses

Operating expenses increased by 13 percent, or $24.6 million, in the first quarter of fiscal 2011 over the same period a year earlier, reflecting increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other expenses as more fully described below.

	Three Months Ended January 31,		% Change
(in thousands)	2011	2010
Compensation of officers and employees:
Cash compensation	$81,978	$73,514	12%
Stock-based compensation	15,072	13,360	13%
Total compensation of officers and employees	97,050	86,874	12%
Distribution expense	32,697	29,111	12%
Service fee expense	31,329	28,136	11%
Amortization of deferred sales commissions	10,350	7,959	30%
Fund expenses	4,544	4,293	6%
Other expenses	33,299	28,315	18%
Total expenses	$209,269	$184,688	13%

Compensation of officers and employees

Compensation expense increased by 12 percent, or $10.2 million, in the first quarter of fiscal 2011 over the same quarter a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives, stock-based compensation and other compensation. Base compensation and employee benefits increased by 10 percent, or $3.6 million, primarily reflecting increases in base compensation associated with higher headcount, annual merit increases and increases in the cost of employee benefits and payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 8 percent, or $1.1 million, primarily reflecting an increase in gross sales of long-term funds offset by a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates. Operating income-based incentives increased by 14 percent, or $3.3 million, primarily reflecting the 16 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 13 percent, or $1.7 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation increased by 87 percent, or $0.5 million, primarily reflecting an increase in severance costs.

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

Distribution expense increased by 12 percent, or $3.6 million, to $32.7 million in the first quarter of fiscal 2011 over the same quarter a year earlier, primarily reflecting increases in marketing expenses associated with intermediary marketing support payments, Class C share distribution fees and other marketing expenses, partially offset by a decrease in Class A share commissions. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 18 percent, or $1.5 million, to $9.7 million in the first quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class C share distribution fees increased by 11 percent, or $1.2 million, to $12.4 million in the first quarter of fiscal 2011, reflecting an increase in Class C share assets held more than one year. Other marketing expenses increased by 91 percent, or $2.1 million, to $4.5 million in the first quarter of fiscal 2011, primarily reflecting a major commitment made in fiscal 2010 to elevate the scope and quality of the Company’s marketing programs. Class A share commissions decreased by 45 percent, or $1.4 million, to $1.7 million, reflecting a decrease in certain Class A sales on which we pay a commission.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 11 percent, or $3.2 million, in the first quarter of fiscal 2011 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense increased 30 percent in the first quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in Class C share sales. In the first quarter of fiscal 2011, 18 percent of total amortization related to Class B shares, 69 percent to Class C shares and 13 percent to privately offered equity funds. In the first quarter of fiscal 2010, 28 percent of total amortization related to Class B shares, 48 percent to Class C shares and 24 percent to privately offered equity funds.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 6 percent, or $0.3 million, in the first quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in subadvisory fees and other fund-related expenses. The increase in subadvisory fees can be attributed to an increase in the average assets under management of funds that are subject to subadvisory arrangements. The increase in other fund-related expenses can be attributed to increases in the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 18 percent, or $5.0 million, in the first quarter of fiscal 2011 over the same period a year earlier, primarily reflecting increases in travel expense of $0.6 million, facilities-related expenses of $0.6 million, information technology expense of $2.1 million, consulting expense of $1.2 million, communications expense of $0.1 million and other corporate expenses of $0.4 million. The increase in travel expense can be attributed to an increase in the cost of travel, partly offset by corporate initiatives to manage these expenses. The increase in facilities-related expenses can be attributed to an increase in building expenses and general depreciation expense. The increase in information technology expense can be attributed to an increase in data services, system maintenance and repairs, and other information technology consulting expenses. The increase in consulting expense can be attributed to increases in all external consulting categories, while the increase in communications expense can be attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses and the inclusion of $0.1 million of general operating expenses of a consolidated CLO entity.

Other Income and Expense

	Three Months Ended January 31,		% Change
(in thousands)	2011	2010
Interest income	$721	$770	-6%
Interest expense	(8,413)	(8,416)	0%
Gains (losses) on investments and derivatives	(3,077)	2,541	NM
Foreign currency gains	3	134	-98%
Other income/(expense) of consolidated collateralized loan obligation entity:
Interest income	5,220	—	NM
Interest expense	(1,514)	—	NM
Net losses on investments and note obligations	(3,385)	—	NM
Total other expense	$(10,445)	$(4,971)	110%

Interest income decreased 6 percent in the first quarter of fiscal 2011, compared to the same period a year ago, primarily due to an increase in average cash balances.

Interest expense was flat year-over-year, reflecting interest accrued on our fixed-rate senior notes.

In the first quarter of fiscal 2011, we recognized net losses on investments and derivatives totaling $3.1 million, primarily reflecting losses on derivative positions entered into by the Company to hedge seed investments partially offset by investment gains on those seed investments.

Other income (expense) of the Company’s consolidated CLO totaled $0.3 million in the first quarter of fiscal 2011, reflecting interest income of $5.2 million earned on the entity’s portfolio of investments partially offset by interest expense on the entity’s note obligations of $1.5 million and net losses on investments and note obligations of $3.4 million.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 37.3 percent in the first quarter of fiscal 2011 compared to 38.4 percent in the first quarter of fiscal 2010. The decrease in our overall effective tax rate in the first quarter of fiscal 2011 over the same period a year ago can be primarily attributed to an increase in non-controlling interest associated with consolidated sponsored funds.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the first quarter of fiscal 2011 primarily reflects our 19 percent equity interest in Lloyd George Management, a 7 percent equity interest in a private equity partnership and equity interests in Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund and Eaton Vance Global Macro Absolute Return Advantaged Fund that were reclassified from equity method investments to available-for-sale investments when the Company’s investments in those entities fell below 20 percent in the first quarter of fiscal 2011. Equity in net income of affiliates, net of tax, increased by $0.4 million in the first quarter of fiscal 2011 over the same period a year earlier, primarily due to income earned on sponsored funds previously classified as equity method investments offset by a decrease in the net income of the private equity partnership.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests increased by $16.4 million in the first quarter of fiscal 2011 over the same period a year earlier, primarily due to an increase in the estimated redemption value of the non-controlling interests in our subsidiary Parametric Portfolio Associates held by its senior management and other current and former employees that are redeemable at other than fair value, reflecting this subsidiary’s profit growth for the period ended December 31, 2010 compared to the prior year. In the first quarter of fiscal 2011, this adjustment totaled $19.1 million, compared to an adjustment of $2.3 million made in the first quarter of fiscal 2010. Accounting standards require that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling and other beneficial interests in our consolidated statements of income. The consolidation of the CLO entity on November 1, 2010 did not have a material effect on net income attributable to non-controlling and other beneficial interests in the first quarter of fiscal 2011.

Net income attributable to non-controlling interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital Management Company LLC (“Atlanta Capital”), Fox Asset Management LLC (“Fox Asset Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entity are held solely to satisfy the obligations of the CLO entity and we have no right to these assets beyond our direct investment in and management fees generated from the entity, both of which are eliminated in consolidation. The note holders of the CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on January 31, 2011 and October 31, 2010 and for the three months ended January 31, 2011 and 2010.

Balance Sheet and Cash Flow Data

(in thousands)	January 31, 2011	October 31, 2010
Balance sheet data:
Assets:
Cash and cash equivalents	$450,328	$307,886
Investment advisory fees and other receivables	134,834	129,380
Total liquid assets	$585,162	$437,266
Investments	$296,795	$334,409
Deferred income taxes	12,796	97,274
Liabilities:
Debt	$500,000	$500,000

	Three Months Ended January 31,
(in thousands)	2011	2010
Cash flow data:
Operating cash flows	$58,137	$55,895
Investing cash flows	59,283	8,813
Financing cash flows	25,104	(26,227)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 46 percent and 35 percent of total assets attributable to Eaton Vance Corp. shareholders (excluding those assets identified as assets of our consolidated CLO entity) on January 31, 2011 and October 31, 2010, respectively. Investments are excluded from the definition of liquid assets as the Company’s seed investments in consolidated funds and separate accounts tend to be longer term in nature.

The $147.9 million increase in liquid assets in the first three months of fiscal 2011 can be attributed to an increase in cash and cash equivalent balances of $142.4 million and an increase in investment advisory fees and other receivables of $5.5 million. The increase in cash and cash equivalent balances in the first three months of fiscal 2011 primarily reflects net cash provided by operating activities of $58.1 million, net proceeds from the sale of available-for-sale securities of $58.5 million, net proceeds from the issuance of mutual fund subsidiaries’ capital stock of $58.2 million and proceeds from the issuance of Non-Voting Common Stock of $14.1 million offset by the payment of $21.3 million of dividends to shareholders and the repurchase of $26.8 million of Non-Voting Common Stock. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the first quarter of fiscal 2011 compared to the end of fiscal 2010.

On January 31, 2011, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2011 or at any point during the fiscal quarter. We were in compliance with all of the covenants as of January 31, 2011.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $58.1 million in the first three months of fiscal 2011, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

Long-term deferred income taxes consist principally of deferred income tax benefits associated with stock-based compensation and, prior to the first quarter of fiscal 2011, expenses incurred in the launch of new closed-end funds, which were capitalized and amortized for tax purposes over a 15-year period following a change in tax accounting method filed in fiscal 2008. These deferred income tax benefits are generally offset by deferred income tax liabilities associated with deferred sales commissions and certain deferred tax liabilities associated with a change in tax accounting method related to certain closed-end fund expenses.

During the three months ended January 31, 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in the first three months of fiscal 2011.

Taxes payable at January 31, 2011 totaled $25.1 million and are included in other liabilities on our Consolidated Balance Sheet. Taxes payable at October 31, 2010 included a prepaid balance of $20.9 million and a long-term payable of $9.9 million, which are included in other assets and other liabilities on our Consolidated Balance Sheet, respectively. The net change in total taxes payable in the first three months of fiscal 2011 reflects a current tax benefit totaling $47.4 million offset by $85.0 million of net income taxes refunded and the recognition of $1.5 million of excess tax benefits associated with stock option exercises in the first three months of fiscal 2011. The current tax benefit and net income taxes refunded reflect the impact of the approval of the change in tax accounting and the corresponding refund discussed above.

Contractual Obligations

The following table details our future contractual obligations as of January 31, 2011.

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$425	$19	$60	$38	$308
Senior notes	500	—	—	—	500
Interest payments on senior notes	228	33	97	65	33
Contingent payment on TABS acquisition	12	12	—	—	—
Investment in private equity partnership	2	2	—	—	—
Unrecognized tax benefits(2)	10	1	9	—	—
Total	$1,177	$67	$166	$103	$841
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	24	3	6	6	9
Total contractual obligations of consolidated CLO	$524	$3	$6	$6	$509

(1)	Minimum payments have not been reduced by minimum sublease rentals of $5.5 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of January 31, 2011, we had invested $13.3 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our balance sheet as of January 31, 2011. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our redeemable non-controlling interests, redeemable at either fair value or other than fair value, totaled $121.6 million on January 31, 2011 compared to $67.0 million on October 31, 2010.

In conjunction with its acquisition of the TABS business of MD Sass in December 2008, the Company will be obligated to make six annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2010, 2011, 2012, 2014, 2015 and 2016. The amount of each contingent payment is based upon a prescribed multiple of revenue. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company will make a contingent payment equal to approximately $11.6 million in the second quarter of fiscal 2011. This amount has been included in the table above.

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

Cash provided by operating activities totaled $58.1 million in the first three months of fiscal 2011, an increase of $2.2 million from the $55.9 million reported in the first three months of fiscal 2010. Net income increased by $7.7 million to $59.3 million in the first three months of fiscal 2011 from $51.5 million in the first three months of fiscal 2010. In our reconciliation of net income to cash provided by operating activities, we adjusted net income for net losses on investments and derivatives of $0.7 million in the first three months of fiscal 2011, compared to net gains on investments and derivatives of $4.0 million in the first three months of fiscal 2010. We also adjusted net income for the activities of our equity-method affiliates, which contributed $2.0 million in the first three months of fiscal 2011 compared to $1.2 million in the first three months of fiscal 2010. Timing differences in the cash settlement of our receivables and payables reduced cash provided by operating activities by $62.2 million in the first three months of fiscal 2011 and $0.5 million in the first three months of fiscal 2010. Other significant sources and uses of cash include net cash inflows associated with the purchase and sale of trading investments in the portfolios of consolidated funds and separate accounts, which reduced net cash provided by operating activities by $41.3 million and $3.2 million in the first three months of fiscal 2011 and 2010, respectively, and net cash outflows associated with deferred sales commissions, which reduced net cash provided by operating activities by $5.3 million and $6.9 million in the first three months of fiscal 2011 and 2010, respectively. Significant non-cash expenses, including the amortization of deferred sales commissions, other intangible assets and debt issuance costs, depreciation, stock-based compensation and the net change in deferred income taxes, increased to $114.1 million in the first three months of fiscal 2011 from $20.2 million in the first three months of fiscal 2010, reflecting increases in the net change in deferred income taxes, stock-based compensation and the amortization of deferred sales commissions. In the first three months of fiscal 2011, operating cash flows also reflect net outflows of $5.3 million associated with the operating activities of the Company’s consolidated collateralized loan obligation entity.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate. Cash used for investing activities totaled $59.3 million in the first three months of fiscal 2011 compared to cash provided by investing activities of $8.8 million in the first three months of fiscal 2010.

In the first three months of fiscal 2011, additions to equipment and leasehold improvements totaled $3.3 million, compared to $3.2 million in the first three months of fiscal 2010. In the first three months of fiscal 2011, net purchases and sales of available-for-sale investments contributed $58.5 million to cash flows provided by investing activities, compared to a contribution of $6.5 million in the comparable period a year earlier. In the first three months of fiscal 2011, investing cash flows also reflect net inflows of $5.1 million associated with the investing activities of the Company’s consolidated collateralized loan obligation entity.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries, the purchase of additional non-controlling interests in our majority owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises, the payment of dividends to our shareholders and net proceeds from the issuance of our mutual fund subsidiaries’ capital stock. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds.

Cash provided by financing activities totaled $25.1 million in the first three months of fiscal 2011 compared to a use of cash of $26.2 million in the first three months 2010. In the first three months of fiscal 2011, net proceeds from the issuance of our mutual fund subsidiaries’ capital stock totaled $58.2 million, compared to $0.1 million in the first three months of fiscal 2010. In the first three months of fiscal 2011, we repurchased and retired a total of 0.9 million shares of our Non-Voting Common Stock for $26.8 million under our authorized repurchase programs and issued 1.7 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $14.1 million. We have authorization to purchase an additional 3.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.18 in the first three months of fiscal 2011, compared to $0.16 in the first three months of fiscal 2010. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates. The following critical accounting policies have been updated from our Annual Report on Form 10-K for the year ended October 31, 2010.

Consolidation of Variable Interest Entities

Effective November 1, 2010, we adopted new accounting guidance relating to the consolidation of variable interest entities (“VIEs”). This accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we must then perform an analysis to determine whether we should be treated as the primary beneficiary of the entity. If we determine that we should be treated as the primary beneficiary of the entity, we are required to consolidate the assets, liabilities and results of operations of the entity into the consolidated financial statements of the Company. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our evaluation of whether we qualify as the primary beneficiary of a VIE is highly complex. In our analysis, we must make significant estimates and assumptions regarding probable future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While we believe that our evaluation is appropriate, future changes in estimates, judgments and assumptions may affect the determination of primary beneficiary status and the resulting consolidation of the assets, liabilities and results of operations of the VIE in our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2010.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administration, distribution, and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management could negatively impact our revenue and net income. For example, a decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests. Leverage on certain investment funds was reduced in fiscal 2010 and the first three months of fiscal 2011 to maintain minimum debt coverage ratios amidst declining markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter 2011:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2010 through November 30, 2010	287,761	$30.49	287,761	4,513,335
December 1, 2010 through December 31, 2010	344,623	$30.97	344,623	4,168,712
January 1, 2011 through January 31, 2011	240,447	$30.62	240,447	3,928,265
Total	872,831	$30.71	872,831	3,928,265

(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)
DATE: March 9, 2011	/s/ Robert J. Whelan (Signature) Robert J. Whelan Chief Financial Officer
DATE: March 9, 2011	/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Accounting Officer