Form 10-Q
period 2011-04-30
EATON VANCE CORP
filed 2011-06-08
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

or

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

Shares outstanding as of April 30, 2011:

Voting Common Stock — 399,240 shares

Non-Voting Common Stock — 118,181,496 shares

Eaton Vance Corp.
Form 10-Q
As of April 30, 2011 and for the
Three and Six Month Periods Ended April 30, 2011

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2011	October 31, 2010
Assets
Cash and cash equivalents	$437,623	$307,886
Investment advisory fees and other receivables	132,053	129,380
Investments	323,897	334,409
Assets of consolidated collateralized loan obligation entity:
Cash and cash equivalents	18,404	—
Bank loans and other investments	484,566	—
Other assets	1,583	—
Deferred sales commissions	38,126	48,104
Deferred income taxes	17,859	97,274
Equipment and leasehold improvements, net	73,010	71,219
Other intangible assets, net	71,221	73,018
Goodwill	142,302	135,786
Other assets	65,843	61,464
Total assets	$1,806,487	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2011	October 31, 2010
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$75,050	$119,957
Accounts payable and accrued expenses	58,317	60,843
Dividend payable	21,345	21,319
Contingent purchase price liability	—	5,079
Debt	500,000	500,000
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	479,277	—
Other liabilities	10,446	—
Other liabilities	66,682	73,468
Total liabilities	1,211,117	780,666
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	118,201	67,019
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 118,181,496 and 117,927,054 shares, respectively	462	461
Additional paid-in capital	41,935	50,225
Notes receivable from stock option exercises	(2,868)	(3,158)
Accumulated other comprehensive income (loss)	2,615	(435)
Appropriated retained earnings	12,036	—
Retained earnings	422,074	363,190
Total Eaton Vance Corp. shareholders’ equity	476,256	410,285
Non-redeemable non-controlling interests	913	570
Total permanent equity	477,169	410,855
Total liabilities, temporary equity and permanent equity	$1,806,487	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share figures)	2011	2010	2011	2010
Revenue:
Investment advisory and administration fees	$251,670	$212,141	$494,404	$422,528
Distribution and underwriter fees	26,141	24,666	53,468	49,700
Service fees	36,478	34,453	73,823	68,443
Other revenue	11,549	1,693	16,430	4,317
Total revenue	325,838	272,953	638,125	544,988
Expenses:
Compensation of officers and employees	97,157	88,089	194,207	174,963
Distribution expense	33,657	30,598	66,354	59,709
Service fee expense	30,780	29,593	62,109	57,729
Amortization of deferred sales commissions	9,643	8,376	19,993	16,335
Fund expenses	5,017	5,103	9,561	9,396
Other expenses	32,547	30,105	65,846	58,420
Total expenses	208,801	191,864	418,070	376,552
Operating income	117,037	81,089	220,055	168,436
Other Income (Expense):
Interest income	824	716	1,545	1,486
Interest expense	(8,412)	(8,411)	(16,825)	(16,827)
Gains and (losses) on investments and derivatives	2,029	1,551	(1,048)	4,092
Foreign currency gains (losses)	(586)	200	(583)	334
Other income/(expense) of consolidated collateralized loan obligation entity:
Interest income	5,356	—	10,576	—
Interest expense	(4,033)	—	(5,547)	—
Net losses on investments and note obligations	(18,340)	—	(21,725)	—
Income before income taxes and equity in net income (loss) of affiliates	93,875	75,145	186,448	157,521
Income taxes	(41,337)	(28,880)	(75,859)	(60,525)
Equity in net income (loss) of affiliates, net of tax	1,227	(281)	2,461	533
Net income	53,765	45,984	113,050	97,529
Net loss (income) attributable to non-controlling and other beneficial interests	8,714	(9,984)	(13,036)	(15,287)
Net income attributable to Eaton Vance Corp. shareholders	$62,479	$36,000	$100,014	$82,242
Earnings Per Share:
Basic	$0.53	$0.30	$0.84	$0.69
Diluted	$0.50	$0.29	$0.80	$0.66
Weighted Average Shares Outstanding:
Basic	116,413	116,565	116,540	116,557
Diluted	122,292	123,515	122,167	123,218
Dividends Declared Per Share	$0.180	$0.160	$0.360	$0.320

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2011	2010	2011	2010
Net income	$53,765	$45,984	$113,050	$97,529
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income taxes of $40, $40, $79 and $79, respectively	72	72	144	144
Unrealized holding gains on investments, net of income taxes of $714, $953, $1,600 and $644, respectively	1,124	1,535	2,568	926
Foreign currency translation adjustments, net of income taxes of $(178), $97, $(178) and $164, respectively	331	(157)	338	(252)
Total comprehensive income	55,292	47,434	116,100	98,347
Comprehensive loss (income) attributable to non-controlling interests and other beneficial interests	8,714	(9,984)	(13,036)	(15,287)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$64,006	$37,450	$103,064	$83,060

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(18,630)	100,014	1,264	82,648	30,402
Other comprehensive income	—	—	—	—	3,050	—	—	—	3,050	—
Dividends declared	—	—	—	—	—	—	(42,795)	—	(42,795)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	5	23,068	(490)	—	—	—	—	22,583	—
Under employee stock purchase plan	—	—	1,876	—	—	—	—	—	1,876	—
Under employee incentive plan	—	—	2,567	—	—	—	—	—	2,567	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	27,529	—	—	—	—	—	27,529	—
Tax benefit of stock option exercises	—	—	3,331	—	—	—	—	—	3,331	—
Repurchase of Non-Voting Common Stock	—	(8)	(65,811)	—	—	—	—	—	(65,819)	—
Principal repayments	—	—	—	780	—	—	—	—	780	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(855)	(855)	94,572
Deconsolidation	—	—	—	—	—	—	—	—	—	(74,708)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Other changes in non-controlling interests	—	—	(850)	—	—	—	—	—	(850)	850
Balance, April 30, 2011	$2	$462	$41,935	$(2,868)	$2,615	$12,036	$422,074	$913	$477,169	$118,201

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholder’s Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	82,242	581	82,823	14,706
Other comprehensive income	—	—	—	—	818	—	—	818	—
Dividends declared	—	—	—	—	—	(37,933)	—	(37,933)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	5	23,252	(491)	—	—	—	22,766	—
Under employee stock purchase plan	—	—	1,992	—	—	—	—	1,992	—
Under employee incentive plan	—	—	1,729	—	—	—	—	1,729	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	25,045	—	—	—	—	25,045	—
Tax benefit of stock option exercises	—	—	4,240	—	—	—	—	4,240	—
Repurchase of Voting Common Stock	—	—	(41)	—	—	—	—	(41)	—
Repurchase of Non-Voting Common Stock	—	(5)	(44,558)	—	—	—	—	(44,563)	—
Principal repayments	—	—	—	1,011	—	—	—	1,011	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	(251)	(251)	(2,601)
Deconsolidation	—	—	—	—	—	—	—	—	(417)
Reclass to temporary equity	—	—	—	—	—	—	(5)	(5)	5
Other changes in non-controlling interests	—	—	(99)	—	—	822	—	723	(723)
Balance, April 30, 2010	$2	$461	$56,346	$(2,558)	$(576)	$311,327	$416	$365,418	$54,841

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended April 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$113,050	$97,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,274	12,055
Amortization/(accretion) of deferred sales commissions	19,971	16,325
Stock-based compensation	27,529	25,045
Deferred income taxes	77,562	(11,789)
Gains on investments	(8,613)	(5,728)
Equity in net income of affiliates	(3,962)	(861)
Dividends received from affiliates	1,139	954
Consolidated collateralized loan obligation entity operating activities:
Losses	21,725	—
Amortization of investments	(713)	—
Net decrease in other assets and liabilities, including cash	(151)	—
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(1,558)	(8,943)
Investments in trading securities	(127,429)	9,227
Deferred sales commissions	(9,988)	(15,832)
Other assets	(22,518)	(255)
Accrued compensation	(44,940)	(25,081)
Accounts payable and accrued expenses	(2,369)	5,894
Other liabilities	1,480	(11,779)
Net cash provided by operating activities	52,489	86,761
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,880)	(5,614)
Net cash paid in acquisition	(11,595)	(8,797)
Cash paid for intangible assets	(1,650)	—
Payments received on note receivable from affiliate	—	5,500
Proceeds from sales of investments	84,422	10,208
Purchase of investments	(678)	(21,208)
Consolidated collateralized loan obligation entity investing activities:
Proceeds from sales and maturities of investments	167,869	—
Purchase of investments	(171,610)	—
Net cash provided by (used for) investing activities	60,878	(19,911)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended April 30,
(in thousands)	2011	2010
Cash Flows From Financing Activities:
Proceeds from issuance of Non-Voting Common Stock	27,030	26,491
Repurchase of Voting Common Stock	—	(41)
Repurchase of Non-Voting Common Stock	(65,819)	(44,563)
Principal repayments on notes receivable from stock option exercises	780	1,011
Excess tax benefit of stock option exercises	3,331	4,240
Dividends paid	(42,773)	(37,770)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	93,717	(2,852)
Net cash provided by (used for) for financing activities	16,266	(53,484)
Effect of currency rate changes on cash and cash equivalents	104	(237)
Net increase in cash and cash equivalents	129,737	13,129
Cash and cash equivalents, beginning of period	307,886	310,586
Cash and cash equivalents, end of period	$437,623	$323,715
Supplemental Cash Flow Information:
Cash paid for interest	$16,320	$16,320
Cash paid for interest by consolidated loan obligation entity	4,273	—
Cash paid for income taxes	78,962	81,335
Supplemental Disclosure of Non-Cash Information:
Increase in fixed assets due to non-cash additions	$3,628	$2,861
Exercise of stock options through issuance of notes receivable	490	491
Consolidation of collateralized loan obligation entity:
Increase in other assets, net of other liabilities	10,418	—
Increase in investments	466,440	—
Increase in borrowings	446,192	—
Deconsolidations of sponsored investment funds:
Decrease in investments	(74,486)	(262)
Decrease in non-controlling interests	(74,708)	(417)

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

During the first quarter of fiscal 2011, the Company changed its balance sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction). This change was precipitated by factors including (i) the presentation complexities inherent in the consolidation of variable interest entities (“VIEs”); and (ii) a desire to conform the Company’s balance sheet presentation to that of other companies within its peer group. Such a change is a presentation election made by management; the October 31, 2010 balance sheet has also been presented in an unclassified format comparable to the second quarter presentation.

2. Principles of Consolidation

As described further in Note 3, the Company adopted the provisions of a new consolidation standard on November 1, 2010. In conjunction with the adoption, the Company concluded that it was the primary beneficiary of one of the collateralized loan obligation (“CLO”) entities for which it acts as collateral manager. As a result, the Company consolidated the assets, liabilities and results of operations of that entity in the Company’s Consolidated Financial Statements beginning on November 1, 2010. The assets of the CLO entity cannot be used by the Company, and the note holders of the entity have no recourse to the general credit or assets of the Company.

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE (including the above-referenced CLO entity) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated.

3. Adoption of New Accounting Standards

The Company adopted the following accounting standard in the six months ended April 30, 2011:

VIEs
The Company adopted the provisions of a new accounting standard on November 1, 2010. This standard prescribed a new consolidation model. While the new consolidation model did not change the Company’s conclusions regarding consolidation for the majority of VIEs in which it is involved, it did require that the Company consolidate one CLO entity with non-recourse assets of $487.0 million and non-recourse liabilities of $456.3 million into its Consolidated Financial Statements. The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption. The change in accounting had no effect on the terms of the Company’s management contract with this entity, the revenue the Company is contractually entitled to receive from this entity or the Company’s exposure to liability with respect to this entity. The

Company’s maximum exposure to loss related to this entity remains limited to its direct investment and beneficial interest in this entity of $2.3 million and investment management fees receivable of $0.5 million as of April 30, 2011.

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

4. Future Accounting Pronouncements

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board issued an update regarding fair value measurements and disclosures. The amendments in the update result in a common fair value measurement and required disclosure requirements in GAAP and International Financial Reporting Requirements. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

5. Acquisitions

Tax Advantaged Bond Strategies (“TABS”)
During the second quarter of fiscal 2011, the Company made its second contingent payment of $11.6 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2010. The payment reduced the contingent purchase price liability to zero and increased goodwill by $6.5 million. The Company will be obligated to make five additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Fox Asset Management
On February 6, 2011, the non-controlling interest holders of Fox Asset Management LLC (“Fox Asset Management”) executed a put option requiring the Company to purchase an additional 16 percent interest in Fox Asset Management. The transaction settled on March 1, 2011 and increased the Company’s ownership interest from 84 percent to 100 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing.

6. Other Intangible Assets

The following is a summary of other intangible assets at April 30, 2011 and October 31, 2010:

April 30, 2011

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,328	$(46,785)	$63,543
Intellectual property acquired	1,000	(30)	970
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,036	$(46,815)	$71,221

October 31, 2010

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$109,177	$(42,867)	$66,310
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$115,885	$(42,867)	$73,018

Amortization expense was $2.0 million for both the three months ended April 30, 2011 and 2010, respectively, and $3.9 million for both the six months ended April 30, 2011 and 2010, respectively.

7. Investments

The following is a summary of investments at April 30, 2011 and October 31, 2010:

(in thousands)	April 30, 2011	October 31, 2010
Corporate debt securities	$4,866	$4,732
Consolidated funds:
Debt securities	107,953	111,585
Equity securities	57,042	88,184
Separately managed accounts:
Debt securities	9,445	3,666
Equity securities	39,608	28,692
Sponsored funds	35,784	37,541
Collateralized loan obligation entities	991	1,391
Investments in affiliates	60,701	51,111
Other investments	7,507	7,507
Total investments	$323,897	$334,409

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at April 30, 2011 and October 31, 2010. These investments include corporate debt securities held directly by the Company, debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes, and investments in sponsored funds held by the Company’s wholly owned broker-dealer.

April 30, 2011

(in thousands)	Cost	Fair Value
Debt securities	$120,476	$122,264
Equity securities	90,076	96,650
Sponsored funds	5,659	5,328
Total investments	$216,211	$224,242

October 31, 2010

(in thousands)	Cost	Fair Value
Debt securities	$119,159	$119,983
Equity securities	111,814	116,876
Total investments	$230,973	$236,859

Investment gains and losses on debt and equity securities held in the portfolios of consolidated sponsored funds and on investments in sponsored funds held by the Company’s wholly owned broker-dealer have been reported in income as a component of other revenue. Investment gains and losses on the Company’s investments in corporate debt securities and on debt and equity securities held in the portfolios of the Company’s separately managed accounts have been reported in income as a component of gains (losses) on investments and derivatives (i.e., below operating income). The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

The Company recognized $9.3 million and $2.0 million of net unrealized gains related to investments classified as trading for the three months ended April 30, 2011 and 2010, respectively, and $9.5 million and $3.2 million for the six months ended April 30, 2011 and 2010, respectively.

During the first quarter of fiscal 2011, the Company deconsolidated its investments in Eaton Vance International (Ireland) U.S. Research Fund, Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund and Eaton Vance Option Absolute Return LLC when the Company redeemed all of its shares.

During the second quarter of fiscal 2011, the Company deconsolidated its investments in Eaton Vance Short Term Real Return Fund and Eaton Vance Parametric Structured International Equity Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in the funds is now classified as an investment in affiliate.

Investments classified as available-for-sale

The following is a summary of the cost and fair value of investments classified as available-for-sale at April 30, 2011 and October 31, 2010:

April 30, 2011

	Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
Sponsored funds	$23,009	$7,481	$(34)	$30,456

October 31, 2010

	Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
Sponsored funds	$34,300	$3,655	$(414)	$37,541

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $34,000 as of April 30, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $0.7 million at April 30, 2011.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three and six months ended April 30, 2011 and 2010. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2011	2010	2011	2010
Gains	$85	$57	$2,106	$2,082
Losses	—	(40)	(1,554)	(41)
Net realized gains	$85	$17	$552	$2,041

Investments in collateralized loan obligation entities

The Company did not recognize any impairment losses related to its investments in non-consolidated collateralized loan obligation entities in either the three or six months ended April 30, 2011 or 2010, respectively.

Investments in affiliates

During the three months ended April 30, 2011, the Company sold its equity interest in Lloyd George Management (BVI) Limited (“LGM”), an investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company recognized a realized gain of $5.5 million in the Company’s Consolidated Statements of Income in connection with the sale. The Company’s investment in LGM was $8.0 million at October 31, 2010.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $15.4 million and $12.8 million at April 30, 2011 and October 31, 2010, respectively.

The Company has a 44 percent equity interest in Eaton Vance Short Term Real Return Fund at April 30, 2011, valued at $27.0 million.

The Company has a 31 percent equity interest in Eaton Vance Parametric Structured International Equity Fund at April 30, 2011, valued at $18.3 million.

The Company had a 33 percent equity interest in Eaton Vance Global Macro Absolute Return Advantage Fund at October 31, 2010. At April 30, 2011, the Company’s interest in this fund dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended April 30, 2011 and October 31, 2010, respectively. Management believes that the fair value of its other investments approximates their carrying value.

8. Fair Value Measurements

Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in non-consolidated CLO entities that have not been impaired in the current fiscal period and certain non-marketable investments, which are accounted for using the equity or cost method.

The Company has recorded all eligible assets and liabilities in its consolidated CLO entity at fair value. In connection with the adoption of the new accounting standard, the Company has elected and applied the fair value option to measure all of the eligible assets and liabilities of the entity at fair value upon adoption and thereafter. The Company elected the fair value option in order to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations and the carrying value of the assets that are held to provide the cash flows for those note obligations. The Company has also concluded that the measurement of the note obligations issued by the entity at fair value better correlates with the fair value of the assets held by the entity, which are held to provide the cash flows for the note obligations of the entity.

The Company recognizes transfers between levels at the end of each quarter. There were no significant transfers between levels during the six months ended April 30, 2011.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy.

Financial Instrument	Hierarchy	Valuation Methodology
Cash Equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes agency securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in sponsored funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.

Financial Instrument	Hierarchy	Valuation Methodology
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Assets of consolidated collateralized loan obligation entity	Level 1	Includes investments in money market funds and certain equity securities. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes bank loans, debt and equity securities. Fair value is determined based upon valuations obtained from independent third-party broker or dealer prices.
	Level 3	Includes warrants, bank loans and equity securities. In certain instances the fair value has been determined using discounted cash flow analyses. Fair value in which pricing is received from one non-binding broker quote is also considered to be Level 3.
Liabilities of consolidated collateralized loan obligation entity	Level 3	Includes senior and subordinated note obligations. Fair value is determined primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market.

Other assets not held at fair value includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at April 30, 2011.

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$7,087	$241,142	$—	$—	$248,229
Investments:
Corporate debt securities	$—	$4,866	$—	$—	$4,866
Consolidated funds:
Debt securities	—	107,953	—	—	107,953
Equity securities	51,795	5,247	—	—	57,042
Separately managed accounts:
Debt securities	4,517	4,928	—	—	9,445
Equity securities	39,095	513	—	—	39,608
Sponsored funds	31,882	3,902	—	—	35,784
Collateralized loan obligation entities	—	—	—	991	991
Investments in affiliates	—	—	—	60,701	60,701
Other investments	—	37	—	7,470	7,507
Total investments	$127,289	$127,446	$—	$69,162	$323,897
Other financial assets:
Derivative financial assets	$—	$456	$—	$—	$456
Assets of consolidated collateralized loan obligation entity:
Cash equivalents	17,305	—	—	—	17,305
Bank loans and other investments	149	480,247	4,170	—	484,566
Total other financial assets	$17,454	$480,703	$4,170	$—	$502,327
Financial liabilities:
Derivative financial liabilities	$—	$7,231	$—	$—	$7,231
Securities sold, not yet purchased	—	6,738	—	—	6,738
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	—	—	479,277	—	479,277
Total financial liabilities	$—	$13,969	$479,277	$—	$493,246

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2010:

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$1,291	$90,416	$—	$—	$91,707
Investments:
Corporate debt securities	$—	$4,732	$—	$—	$4,732
Consolidated funds:
Debt securities	9,372	102,213	—	—	111,585
Equity securities	45,135	43,049	—	—	88,184
Separately managed accounts:
Debt securities	—	3,666	—	—	3,666
Equity securities	27,724	968	—	—	28,692
Sponsored funds	34,194	3,347	—	—	37,541
Collateralized loan obligation entities	—	—	—	1,391	1,391
Investments in affiliates	—	—	—	51,111	51,111
Other investments	—	37	—	7,470	7,507
Total investments	$116,425	$158,012	$—	$59,972	$334,409
Other financial assets:
Derivative financial assets	$—	$582	$—	$—	$582
Financial liabilities:
Derivative financial liabilities	$—	$3,519	$—	$—	$3,519
Securities sold, not yet purchased	—	731	—	—	731
Total financial liabilities	$—	$4,250	$—	$—	$4,250

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended April 30, 2011 were as follows:

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at February 1, 2011	$4,379	$456,963
Net losses on investments and note obligations(1)	395	22,314
Net transfers in and/or out of Level 3	(604)	—
Balance at April 30, 2011	$4,170	$479,277
Change in unrealized gains and (losses) included in net income relating to assets and liabilities held at April 30, 2011	$395	$22,314

(1)	Net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended April 30, 2011 were as follows:

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at November 1, 2010	$—	$—
Adjustment for adoption of new consolidation guidance	5,265	444,087
Net losses on investments and note obligations(1)	825	35,190
Purchases, sales and settlements, net	(1,316)	—
Net transfers in and/or out of Level 3	(604)	—
Balance at April 30, 2011	$4,170	$479,277
Change in unrealized gains and (losses) included in net income relating to assets and liabilities held at April 30, 2011	$825	$35,190

(1)	Net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company had investments in two non-consolidated CLO entities totaling $1.0 million at April 30, 2011. The Company’s investments in these CLO entities are carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

9. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the balance sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2011 and October 31, 2010:

	April 30, 2011		October 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,507	$7,507
Notes receivable from stock option exercises	$2,868	$2,868	$3,158	$3,158
Long-term debt	$500,000	$574,666	$500,000	$590,692

For fair value purposes the carrying value of the other investments and notes receivable from stock option exercises approximates fair value. The carrying value of the Company’s debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

10. Variable Interest Entities

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

The following table presents, as of April 30, 2011, the fair value of the CLO entity’s assets and liabilities subject to fair value accounting:

	CLO Bank Loan Investments		Senior and subordinated note obligations
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$477,395	$798	$499,825
Excess unpaid principal balance over fair value	553	(600)	(20,548)
Fair value	$477,948	$198	$479,277

During the three and six months ended April 30, 2011, the changes in the fair value of the CLO entity’s investments resulted in net gains of $4.0 million and $13.5 million, respectively. For the three and six months ended April 30, 2011, net gains were offset by net losses of $22.4 million and $35.3 million, respectively, resulting from an increase in the fair value of the CLO’s note obligations. The combined net losses of $18.3 million and $21.7 million were recorded as net losses on investments and note obligations of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2011, respectively. Substantially all of the gains and losses related to the CLO entity’s investments and note obligations recorded in earnings for the period were attributable to changes in instrument-specific credit risk due to the credit spreads for these instruments tightening while benchmarked interest rates remained relatively unchanged.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21% to 1.50%. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. The CLO entity may prepay its note obligations prior to contractual maturity date as a result of collateral asset repayments.

Interest income and expense are recorded on an accrual basis and reported as interest income and interest expense in other income/(expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three months and six months ended April 30, 2011.

At April 30, 2011, the following carrying amounts related to this CLO entity were included in the Company’s consolidated balance sheet:

(in thousands)	April 30, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$18,404
Bank loans and other investments	484,566
Other assets	1,583
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	479,277
Other liabilities	10,446
Appropriated retained earnings	12,036
Total net interest in consolidated CLO entity	$2,794

For the three and six months ended April 30, 2011, the Company recorded net losses of $17.1 million and $16.9 million, respectively, related to the CLO entity. Net losses of $18.0 million and $18.6 million for the three and six months ended April 30, 2011, respectively, were included in net income attributable to non-controlling interests and other beneficial interests, reflecting the interests of third-party note holders of the CLO entity.

Other Entities
Parametric Portfolio Associates maintains a 51 percent economic interest in Parametric Risk Advisors, which meets the definition of a VIE. The Company has made the determination that Parametric Portfolio Associates is the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates has the ability to direct the activities of Parametric Risk Advisors that most significantly impact its economic performance and Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support. Additionally, Parametric Portfolio Associates is obligated to absorb all of the losses of Parametric Risk Advisors that could potentially be significant to Parametric Risk Advisors.

Parametric Risk Advisors had assets of $3.9 million and $3.8 million on April 30, 2011 and October 31, 2010, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $1.7 million on both April 30, 2011 and October 31, 2010, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs That Are Not Consolidated

CLO Entities
The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.9 billion as of April 30, 2011 and October 31, 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company held investments in these entities totaling $1.0 million and $1.3 million on April 30, 2011 and October 31, 2010, respectively, and collateral management fees receivable totaling $1.8 million on April 30, 2011 and October 31, 2010. In the first six months of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of April 30, 2011.

The Company’s investments in the CLO entities identified above are carried at amortized cost and collectively disclosed as a component of investments in Note 7. Income from these entities is recorded as a component of interest income based upon projected investment yields.

Other Entities
The Company holds variable interests in but is not deemed to be the primary beneficiary of 15 privately offered equity funds with total assets of $10.6 billion and $10.9 billion as of April 30, 2011 and October 31, 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $3.9 million and $3.3 million on April 30, 2011 and October 31, 2010, respectively, and collateral management fees receivable totaling $0.5 million and $0.4 million on April 30, 2011 and October 31, 2010, respectively. In the first six months of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of April 30, 2011.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 7. These investments are classified as available-for-sale and the Company records any change in fair value, net of income tax, in other comprehensive income (loss).

11. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2011	2010	2011	2010
2008 Plan:
Stock options	$7,661	$8,141	$17,209	$16,674
Restricted shares	4,355	3,338	8,722	7,224
Phantom stock units	110	141	209	217
Employee Stock Purchase Plan	—	—	253	360
Incentive Plan – Stock Alternative	—	—	265	223
ACM Plan	160	102	320	204
PPA Plan	380	180	760	360
Total stock-based compensation expense	$12,666	$11,902	$27,738	$25,262

The total income tax benefit recognized for stock-based compensation arrangements was $9.1 million and $3.9 million for the three months ended April 30, 2011 and 2010, respectively, and $14.0 million and $8.1 million for the six months ended April 30, 2011 and 2010, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through April 30, 2011, 3.0 million restricted shares and options to purchase 8.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the six months ended April 30, 2011 and 2010 using the Black-Scholes option pricing model were as follows:

	2011	2010
Weighted-average grant date fair value of options granted	$8.55	$8.84
Assumptions:
Dividend yield	2.2% to 2.4%	1.8% to 2.3%
Volatility	34%	33%
Risk-free interest rate	2.2% to 3.1%	3.3% to 3.6%
Expected life of options	7.3 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the six months ended April 30, 2011 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,712	$25.16
Granted	2,793	29.42
Exercised	(1,213)	19.02
Forfeited/expired	(186)	33.17
Options outstanding, end of period	30,106	$25.75	5.1	$289,044
Options exercisable, end of period	20,311	$23.31	3.7	$235,141
Vested or expected to vest	29,714	$25.68	5.0	$286,888

The Company received $22.6 million and $22.8 million related to the exercise of options for the six months ended April 30, 2011 and 2010, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2011 and 2010 was $15.6 million and $20.3 million, respectively. The total fair value of options that vested during the six months ended April 30, 2011 was $31.0 million.

As of April 30, 2011, there was $51.6 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of April 30, 2011, there was $54.5 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company’s restricted share activity for the six months ended April 30, 2011 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,792	$25.73
Granted	994	29.42
Vested	(283)	25.50
Forfeited/expired	(39)	26.03
Unvested, end of period	2,464	$27.27

Phantom Stock Units
In the six months ended April 30, 2011, 8,738 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of April 30, 2011, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.2 years.

12. Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2010. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first six months of fiscal 2011, the Company purchased and retired approximately 2.1 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 2.7 million additional shares may be repurchased under the current authorization.

13. Income Taxes

The provision for income taxes for the three months ended April 30, 2011 and 2010 was $41.3 million and $28.9 million, or 44.0 percent and 38.4 percent of pre-tax income, respectively. The provision for income taxes for the six months ended April 30, 2011 and 2010 was $75.9 million and $60.5 million, or 40.7 percent and 38.4 percent of pre-tax income, respectively. The provision for income taxes is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes and losses recognized by the consolidated CLO entity.

During the first quarter of fiscal 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in the first three months of fiscal 2011.

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowance recorded as of April 30, 2011 or 2010.

The Company is currently under audit by several states. One state previously provided the Company with a draft position that may have resulted in a proposed adjustment to the Company’s previously filed tax returns. The state is currently reevaluating its draft position, and has not provided the Company with any further comment. The Company believes that its tax positions related to this potential adjustment were correct, and if an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

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

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income allocated to:
Common shares	$61,186	$35,443	$97,938	$80,966
Participating restricted shares	1,293	557	2,076	1,276
Total net income attributable to Eaton Vance Corp. shareholders	$62,479	$36,000	$100,014	$82,242
Weighted-average shares outstanding – basic	116,413	116,565	116,540	116,557
Incremental common shares	5,879	6,950	5,627	6,661
Weighted-average shares outstanding – diluted	122,292	123,515	122,167	123,218
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.53	$0.30	$0.84	$0.69
Diluted	$0.50	$0.29	$0.80	$0.66

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 7.8 million and 8.7 million for the three months ended April 30, 2011 and 2010, respectively and were approximately 10.7 million and 9.1 million for the six months ended April 30, 2011 and 2010, respectively.

15. Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges
During the six months ended April 30, 2011 and 2010, the Company reclassified $0.2 million of the loss on the Treasury lock transaction into interest expense. At April 30, 2011, the remaining unamortized loss on this transaction was $2.9 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments not Designated for Hedge Accounting
The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separate accounts and consolidated funds seeded for new product development purposes.

At April 30, 2011, the Company had ten outstanding foreign exchange contracts with seven counterparties with an aggregate notional value of approximately $25.0 million. At April 30, 2011, the Company had twelve outstanding stock index futures contracts with one counterparty with an aggregate notional value of approximately $97.5 million. In addition, at April 30, 2011 the Company had twenty-two outstanding commodity futures contracts with one counterparty with an aggregate notional value of approximately $13.6 million.

The following table presents the fair value as of April 30, 2011 of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$27	Other liabilities	$1,854
Stock index futures contracts	Other assets	265	Other liabilities	4,764
Commodity futures contracts	Other assets	164	Other liabilities	613
Total		$456		$7,231

The following table presents the fair value as of October 31, 2010, of derivative instruments not designated as hedging instruments:

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$12	Other liabilities	$1,187
Stock index futures contracts	Other assets	489	Other liabilities	1,415
Commodity futures contracts	Other assets	81	Other liabilities	917
Total		$582		$3,519

The following is a summary of the gains (losses) recognized in income for the three and six months ended April 30, 2011 and 2010:

	Income Statement Location	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)		2011	2010	2011	2010
Foreign exchange contracts	Gains and (losses) on investments and derivatives	$(2,196)	$130	$(1,917)	$130
Stock index futures contracts	Gains and (losses) on investments and derivatives	(4,373)	(288)	(8,841)	(696)
Commodity futures contracts	Gains and (losses) on investments and derivatives	(728)	—	(2,192)	—
Total		$(7,297)	$(158)	$(12,950)	$(566)

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $13.3 million of the total $15.0 million of committed capital at April 30, 2011. The Company believes the remaining $1.7 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of April 30, 2011 the Company has $6.7 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

17. Subsequent Events

In April 2011, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for approximately $4.3 million. The transaction settled on May 3, 2011 and increased the Company’s capital ownership interest from 94.3 percent to 94.8 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may”, “could”, “anticipate”, “plan”, “continue”, “project”, “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of this Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of April 30, 2011, we had $203.0 billion in assets under management.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management increased 17 percent in the second quarter of fiscal 2011 relative to the second quarter of fiscal 2010, reflecting strong net flows and positive market action. Gross inflows were well diversified among major investment categories and well balanced between funds and separate accounts. Revenue increased faster than our overall expenses in the second quarter of fiscal 2011, resulting in higher operating margins.

Managed Asset Levels
Average assets under management were $197.3 billion in the second quarter of fiscal 2011 compared to $169.0 billion in the second quarter of fiscal 2010. Our average effective fee rate was 64 basis points in the second quarter both of fiscal 2011 and 2010.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
In the second quarter of fiscal 2011, our revenue increased by $52.9 million, or 19 percent, from the second quarter of fiscal 2010. Our operating expenses increased by $16.9 million, or 9 percent, in the same period, reflecting increases in asset-based expenses that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. The increase in our operating expenses also reflects an increase in our sales-related expenses, which vary with the level of sales and the acquisition costs of new assets.

Recoverability of our Investments
Our $323.9 million of investments consist primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in collateralized loan obligation (“CLO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in non-consolidated CLO entities, which have been the subject of past impairments, totaled $1.0 million on April 30, 2011. We evaluate our investments in CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in non-consolidated CLO entities or investments classified as available-for-sale in future quarters that were in an unrealized loss position at April 30, 2011.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the second quarter of fiscal 2011 that would indicate that an impairment loss exists at April 30, 2011.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the second quarter of fiscal 2011 that would indicate that an impairment loss exists at April 30, 2011.

Assets under Management

Assets under management of $203.0 billion on April 30, 2011 were 15 percent higher than the $176.2 billion reported a year earlier, reflecting improving securities prices and strong open-end fund and institutional net inflows. Long-term fund net inflows of $10.4 billion over the last twelve months reflect $11.5 billion of open-end fund and $0.4 billion of closed-end fund net inflows offset by $1.5 billion of private fund net outflows. Gross outflows from private and closed-end funds include net reductions in fund leverage of $1.0 billion in the last twelve months. Institutional separate account net inflows were $2.5 billion, high-net-worth separate account net inflows were $0.3 billion and retail managed account net outflows were $0.4 billion. Market price appreciation, reflecting recovering equity and income markets, contributed $14.1 billion to growth in managed assets, while a decrease in cash management assets reduced assets under management by $0.4 billion. Acquired assets contributed $0.3 billion to assets under management.

In prior years we have shown managed assets and flow data by major investment class (equity, fixed income and floating-rate income), using portfolio classification as the primary driver. In the first quarter of fiscal 2011, we began reporting managed assets and flow data by investment mandate, using fund investment strategy as the primary driver. Concurrent with this change, we added a new “Alternative” category to reflect the growing importance to our business of investment mandates that are designed to exhibit low correlation to stock and bond market performance. The Alternative category includes a range of absolute return and market neutral strategies, as well as commodity-linked investments.

Ending Assets Under Management by Investment Mandate(1)

	April 30,
(in millions)	2011	% of Total	2010	% of Total	% Change
Equity	$122,740	60%	$110,987	63%	11%
Fixed income	43,093	21%	41,194	23%	5%
Floating-rate income	24,224	12%	17,180	10%	41%
Alternative	11,833	6%	5,364	3%	121%
Cash management	1,071	1%	1,520	1%	-30%
Total	$202,961	100%	$176,245	100%	15%

(1)	Includes funds and separate accounts.

Equity assets under management included $33.0 billion and $32.2 billion of equity funds managed for after-tax returns on April 30, 2011 and 2010, respectively. Fixed income assets included $14.3 billion and $16.7 billion of tax-exempt municipal bond fund assets on April 30, 2011 and 2010, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in millions)	2011	2010		2011	2010
Long-term funds:
Open-end funds	$2,767	$3,674	-25%	$4,827	$6,166	-22%
Closed-end funds	(2)	152	NM (1)	(112)	131	NM
Private funds	(537)	(633)	-15%	(1,135)	(1,647)	-31%
Total long-term fund net inflows	2,228	3,193	-30%	3,580	4,650	-23%
Institutional accounts	(268)	1,408	NM	203	1,798	-89%
High-net-worth accounts	191	110	74%	347	740	-53%
Retail managed accounts	768	543	41%	637	1,094	-42%
Total separate account net inflows	691	2,061	-66%	1,187	3,632	-67%
Total net inflows	$2,919	$5,254	-44%	$4,767	$8,282	-42%

(1)	Not meaningful (“NM”)

Net inflows totaled $2.9 billion in the second quarter of fiscal 2011 compared to $5.3 billion in the second quarter of fiscal 2010. Open-end fund net inflows of $2.8 billion and $3.7 billion in the second quarter of fiscal 2011 and 2010, respectively, reflect gross inflows of $9.4 billion and $8.2 billion, respectively, net of redemptions of $6.6 billion and $4.5 billion in the second quarter of fiscal 2011 and 2010, respectively. Private funds, which include privately offered equity and bank loan funds as well as CLO entities, had net outflows of $0.5 billion and $0.6 billion in the second quarter of fiscal 2011 and 2010, respectively. Approximately $0.3 billion and $0.1 billion of private fund outflows in the second quarter of fiscal 2011 and 2010, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $0.7 billion in the second quarter of fiscal 2011 compared to net inflows of $2.1 billion in the second quarter of fiscal 2010. Institutional account net outflows totaled $0.3 billion in the second quarter of fiscal 2011 compared to net inflows of $1.4 billion in the second quarter of fiscal 2010, reflecting gross inflows of $2.9 billion and $3.0 billion in the second quarter of fiscal 2011 and 2010, respectively, net of redemptions of $3.2 billion and $1.6 billion, respectively. High-net-worth account net inflows totaled $0.2 billion in the second quarter of fiscal 2011 compared to $0.1 billion in the second quarter of fiscal 2010, reflecting gross inflows of $0.9 billion and $0.6 billion in the second quarter of fiscal 2011 and 2010, respectively, net of redemptions of $0.7 billion and $0.5 billion, respectively. Retail managed account net inflows totaled $0.8 billion and $0.5 billion in the second quarter of fiscal 2011 and 2010, respectively, reflecting gross inflows of $2.3 billion and $1.8 billion, respectively, net of redemptions of $1.5 billion and $1.3 billion, respectively.

The following table summarizes the asset flows by investment category for the three and six months ended April 30, 2011 and 2010:

Asset Flows

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in millions)	2011	2010		2011	2010
Equity fund assets – beginning	$61,349	$55,455	11%	$58,434	$53,829	9%
Sales/inflows	3,802	3,307	15%	7,981	6,514	23%
Redemptions/outflows	(4,020)	(2,987)	35%	(8,163)	(6,296)	30%
Exchanges and reclassifications	26	(12)	NM	92	446	-79%
Market value change	3,168	3,977	-20%	5,981	5,247	14%
Equity fund assets – ending	64,325	59,740	8%	64,325	59,740	8%
Fixed income fund assets – beginning	26,602	26,786	-1%	29,421	26,076	13%
Sales/inflows	1,720	1,924	-11%	3,399	3,603	-6%
Redemptions/outflows	(1,701)	(1,459)	17%	(4,277)	(2,846)	50%
Exchanges and reclassifications	(55)	47	NM	(285)	151	NM
Market value change	410	494	-17%	(1,282)	808	NM
Fixed income fund assets – ending	26,976	27,792	-3%	26,976	27,792	-3%
Floating-rate income fund assets – beginning	17,903	14,955	20%	16,128	14,361	12%
Sales/inflows	2,967	1,150	158%	4,934	1,978	149%
Redemptions/outflows	(934)	(622)	50%	(1,496)	(1,238)	21%
Exchanges and reclassifications	60	(65)	NM	179	(63)	NM
Market value change	227	294	-23%	478	674	-29%
Floating-rate income fund assets – ending	20,223	15,712	29%	20,223	15,712	29%
Alternative fund assets – beginning	10,876	2,990	264%	9,995	1,938	416%
Sales/inflows	1,423	2,151	-34%	3,233	3,261	-1%
Redemptions/outflows	(1,029)	(271)	280%	(2,031)	(326)	523%
Exchanges and reclassifications	(34)	29	NM	(54)	52	NM
Market value change	126	(20)	NM	219	(46)	NM
Alternative fund assets – ending	11,362	4,879	133%	11,362	4,879	133%
Total long-term fund assets – beginning	116,730	100,186	17%	113,978	96,204	18%
Sales/inflows	9,912	8,532	16%	19,547	15,356	27%
Redemptions/outflows	(7,684)	(5,339)	44%	(15,967)	(10,706)	49%
Exchanges and reclassifications	(3)	(1)	200%	(68)	586	NM
Market value change	3,931	4,745	-17%	5,396	6,683	-19%
Total long-term fund assets – ending	122,886	108,123	14%	122,886	108,123	14%
Separate accounts – beginning	74,311	59,993	24%	70,126	57,278	22%
Inflows – institutional	2,876	2,958	-3%	5,060	4,570	11%
Outflows – institutional	(3,144)	(1,550)	103%	(4,857)	(2,772)	75%
Inflows – high-net-worth	923	613	51%	1,721	1,699	1%
Outflows – high-net-worth	(732)	(503)	46%	(1,374)	(959)	43%
Inflows – retail managed accounts	2,250	1,801	25%	3,834	3,515	9%
Outflows – retail managed accounts	(1,482)	(1,258)	18%	(3,197)	(2,421)	32%
Exchanges and reclassifications	—	—	NM	3	(579)	NM
Market value change	3,650	4,548	-20%	7,336	6,271	17%
Assets acquired	352	—	NM	352	—	NM
Separate accounts – ending	79,004	66,602	19%	79,004	66,602	19%
Cash management fund assets – ending	1,071	1,520	-30%	1,071	1,520	-30%
Assets under management – ending	$202,961	$176,245	15%	$202,961	$176,245	15%

Ending Assets Under Management by Asset Class

	April 30,
(in millions)	2011	% of Total	2010	% of Total	% Change
Open-end funds:
Class A	$39,012	19%	$38,894	22%	0%
Class B	1,635	1%	2,124	1%	-23%
Class C	10,505	5%	9,504	6%	11%
Class I	29,434	15%	16,556	9%	78%
Other(1)	1,124	0%	1,128	1%	0%
Total open-end funds	81,710	40%	68,206	39%	20%
Private funds(2)	17,829	9%	17,620	10%	1%
Closed-end funds	24,418	12%	23,817	14%	3%
Total fund assets	123,957	61%	109,643	63%	13%
Institutional separate accounts	38,264	19%	31,094	17%	23%
High-net-worth separate accounts	14,249	7%	11,865	7%	20%
Retail managed accounts	26,491	13%	23,643	13%	12%
Total separate account assets	79,004	39%	66,602	37%	19%
Total	$202,961	100%	$176,245	100%	15%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); and institutional no-load (“Class I”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 61 percent of total assets under management on April 30, 2011, down from 63 percent on April 30, 2010, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 39 percent of total assets under management on April 30, 2011 from 37 percent on April 30, 2010. Fund assets under management increased $8.8 billion, or 8 percent, from $115.1 billion on October 31, 2010, reflecting annualized internal growth before deleveraging of 8 percent, market appreciation of $5.4 billion and net reductions in fund leverage of $1.1 billion. Separate account assets under management increased $8.9 billion, or 13 percent, from $70.1 billion on October 31, 2010, reflecting annualized internal growth of 3 percent, market appreciation of $7.3 billion and assets acquired of $0.3 billion.

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

Average Assets Under Management by Asset Class(1)

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in millions)	2011	2010		2011	2010
Open-end funds:
Class A	$38,254	$37,651	2%	$37,981	$36,771	3%
Class B	1,672	2,164	-23%	1,728	2,218	-22%
Class C	10,393	9,063	15%	10,361	8,749	18%
Class I	27,502	14,488	90%	25,584	13,252	93%
Other(2)	1,088	1,102	-1%	1,072	1,104	-3%
Total open-end funds	78,909	64,468	22%	76,726	62,094	24%
Private funds(3)	17,721	17,629	1%	17,524	17,768	-1%
Closed-end funds	23,996	23,549	2%	23,860	23,523	1%
Total fund assets	120,626	105,646	14%	118,110	103,385	14%
Institutional account assets	37,619	29,228	29%	36,491	28,437	28%
High-net-worth account assets	13,571	11,408	19%	12,945	11,007	18%
Retail managed account assets	25,442	22,722	12%	24,726	22,066	12%
Total separate account assets	76,632	63,358	21%	74,162	61,510	21%
Total	$197,258	$169,004	17%	$192,272	$164,895	17%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CLO entities.

Results of Operations

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in thousands, except per share data)	2011	2010		2011	2010
Net income attributable to Eaton Vance Corp. shareholders	$62,479	$36,000	74%	$100,014	$82,242	22%
Earnings per share:
Basic	$0.53	$0.30	77%	$0.84	$0.69	22%
Diluted	$0.50	$0.29	72%	$0.80	$0.66	21%
Operating margin	36%	30%	NM	34%	31%	NM

We reported net income attributable to Eaton Vance Corp. shareholders of $62.5 million, or $0.50 per diluted share, in the second quarter of fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $36.0 million, or $0.29 per diluted share, in the second quarter of fiscal 2010. Earnings were reduced $2.4 million, or $0.02 per diluted share, in the second quarter of fiscal 2011 and by $9.1 million, or $0.07 per diluted share, in the second quarter of fiscal 2010 by increases in the estimated redemption value of non-controlling interests in our subsidiary Parametric Risk Advisors LLC (“Parametric Risk Advisors”) held by its senior management. The increases in the redemption value of these non-controlling interests, which are redeemable at other than fair value, reflect the subsidiary’s year-over-year profit growth. The remaining change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $52.9 million, or 19 percent, primarily reflecting the 17 percent increase in average assets under management and an increase in other revenue due to higher investment income earned by the Company’s consolidated funds.
•	An increase in expenses of $16.9 million, or 9 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses.
•	An increase in gains on investments and derivatives of $0.5 million, primarily reflecting an increase in investment gains recognized on seed investments in separately managed accounts and a $5.5 million gain recognized in the second quarter of fiscal 2011 upon the sale of the Company’s equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management”). These gains were offset by an increase in losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separately managed accounts.
•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $17.0 million, reflecting losses incurred by the entity in the second quarter of fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $12.5 million, or 43 percent, primarily reflecting the 25 percent increase in income before taxes quarter-over-quarter and an increase in the Company’s effective tax rate for the quarter. The Company’s income before taxes in the second quarter of fiscal 2011 was reduced by losses incurred by the Company’s consolidated CLO entity. These losses are substantially borne by other beneficial interest holders of the CLO entity and therefore not included in the calculation of the Company’s income taxes. The inclusion of these losses in consolidated income before taxes but not in the Company’s calculation of income taxes contributed to a significant increase in the Company’s effective tax rate quarter over quarter.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $18.7 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity in the second quarter of fiscal 2011 that are borne by other beneficial interest holders. The decrease in net income attributable to non-controlling and other beneficial holders also reflects a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in Parametric Risk Advisors partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.
•	A decrease in weighted average diluted shares outstanding of 1.2 million shares, or 1 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $100.0 million, or $0.80 per diluted share, in the first six months of fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $82.2 million, or $0.66 per diluted share, in the first six months of fiscal 2010. Earnings were reduced $21.5 million, or $0.18 per diluted share, in the first six months of fiscal 2011 and by $11.3 million, or $0.09 per diluted share, in the first six months of fiscal 2010 by increases in the estimated redemption value of non-controlling interests in our subsidiaries Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors. The increases in the redemption value of these non-controlling interests, which are redeemable at other than fair value, reflect the subsidiaries’ year-over-year profit growth. The remaining increase in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $93.1 million, or 17 percent, primarily due to the 17 percent increase in average assets under management.

•	An increase in expenses of $41.5 million, or 11 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other corporate expenses.
•	An increase in losses on investments and derivatives of $5.1 million, primarily reflecting an increase in losses on derivative positions entered into to hedge seed investments in consolidated funds and separately managed accounts partially offset by an increase in gains recognized on seed investments in separately managed accounts and a $5.5 million gain recognized upon the sale of the Company’s equity interest in Lloyd George Management in the second quarter of fiscal 2011.
•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $16.7 million, reflecting losses incurred by the entity in the first six months of fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $15.3 million, or 25 percent, reflecting the 18 percent increase in income before taxes period-over-period and an increase in the Company’s effective tax rate for the period. The Company’s income before taxes in the first six months of fiscal 2011 was reduced by losses incurred by the Company’s consolidated CLO entity. These losses are substantially borne by other beneficial interest holders of the CLO entity and therefore not included in the calculation of the Company’s income taxes. The inclusion of these losses in consolidated income before taxes but not in the Company’s calculation of income taxes contributed to a significant increase in the Company’s effective tax rate period-over-period.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $2.3 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity that are borne by other beneficial interest holders partially offset by a net increase in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.
•	A decrease in weighted average diluted shares outstanding of 1.1 million shares, or 1 percent, primarily reflecting a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

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

The following table provides a reconciliation of operating income to adjusted operating income for the three and six months ended April 30, 2011 and 2010:

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in thousands)	2011	2010		2011	2010
Operating income	$117,037	$81,089	44%	$220,055	$168,436	31%
Operating income of consolidated funds and CLO entity	(9,561)	(446)	NM	(12,772)	(2,001)	538%
Stock-based compensation(1)	12,556	11,761	7%	27,529	25,045	10%
Adjusted operating income	$120,032	$92,404	30%	$234,812	$191,480	23%
Adjusted operating margin	37%	34%		37%	35%

(1)	Excludes stock-based compensation associated with phantom stock granted to Directors, which is settled in cash.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 64 and 65 basis points in the second quarter and first six months of fiscal 2011, respectively, compared to 64 and 66 basis points in the second quarter and first six months of fiscal 2010, respectively. The modest decline in our average overall effective fee rate for the six month period can be attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average assets under management subject to distribution and service fees.

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in thousands)	2011	2010		2011	2010
Investment advisory and administration fees	$251,670	$212,141	19%	$494,404	$422,528	17%
Distribution and underwriter fees	26,141	24,666	6%	53,468	49,700	8%
Service fees	36,478	34,453	6%	73,823	68,443	8%
Other revenue	11,549	1,693	582%	16,430	4,317	281%
Total revenue	$325,838	$272,953	19%	$638,125	$544,988	17%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and the separate accounts we manage, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administration fees represented 77 percent of total revenue in the second quarter and first six months of fiscal 2011 compared to 78 percent in the second quarter and first six months of fiscal 2010.

The increase in investment advisory and administration fees of 19 percent, or $39.5 million, in the second quarter of fiscal 2011 over the same period a year earlier can be primarily attributed to a 17 percent increase in average assets under management and an increase in our fund effective investment advisory and administration fee rate. Fund assets, which had an average effective fee rate of 64 basis points in the second quarter of fiscal

2011 compared to 62 basis points in the second quarter of fiscal 2010, decreased to 61 percent of total assets under management on April 30, 2011 from 63 percent of total assets under management on April 30, 2010, while separately managed account assets, which had an average effective fee rate of 30 basis points in both the second quarter of fiscal 2011 and 2010, increased to 39 percent of total assets under management on April 30, 2011 from 37 percent of total assets under management on April 30, 2010.

The increase in investment advisory and administration fees of 17 percent, or $71.9 million, in the first six months of fiscal 2011 over the same period a year earlier can be primarily attributed to a 17 percent increase in average assets under management.

Distribution and underwriter fees
Distribution plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percentage of average assets under management in certain share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (certain Class A share sales). Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and on certain categories of investors. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments increased 9 percent, or $1.9 million, to $23.5 million in the second quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class C fund assets partially offset by decreases in average Class A, Class B and certain private equity fund assets subject to distribution fees. Class C share distribution fees increased by 21 percent, or $3.1 million, to $18.1 million, reflecting an increase in average Class C share assets under management. Class A share distribution fees decreased by 48 percent, or $0.2 million, to $0.2 million, reflecting a change in fee structure in certain Class A shares previously subject to distribution fees. Class B share distribution fees decreased by 21 percent, or $1.0 million, to $3.7 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 6 percent, or $0.1 million, to $1.2 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totalled $2.6 million in the second quarter of fiscal 2011, a decrease of 14 percent, or $0.4 million, from the same period a year earlier, primarily reflecting a decrease of $0.8 million in underwriter fees received on sales of Class A shares offset by an increase of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments increased 10 percent, or $4.4 million, to $47.9 million in the first six months of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class C fund assets partially offset by decreases in average Class A, Class B and certain private equity fund assets subject to distribution fees. Class C share distribution fees increased by 23 percent, or $6.8 million, to $36.8 million, reflecting an increase in average Class C share assets under management. Class A share distribution fees decreased by 53 percent, or $0.4 million, to $0.4 million, reflecting a change in fee structure in certain Class A shares previously subject to distribution fees. Class B share distribution fees decreased by 20 percent, or $1.9 million, to $7.7 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 7 percent, or $0.2 million, to $2.5 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totalled $5.5 million in the first six months of fiscal 2011, a decrease of 10 percent, or $0.6 million, from the same period a year earlier, primarily reflecting a decrease of $1.3 million in underwriter fees received on sales of Class A shares offset by an increase of $0.5 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue increased 6 percent, or $2.0 million, to $36.5 million in the second quarter of fiscal 2011 over the same period a year earlier, primarily reflecting a 3 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate. The increase in our average effective service fee revenue rate can be attributed to the increase in average Class A share assets under management subject to above-average service fee rates.

Service fee revenue increased 8 percent, or $5.4 million, to $73.8 million in the first six months of fiscal 2011 over the same period a year earlier, primarily reflecting a 5 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, sublease income and investment income earned by consolidated funds, increased by $9.9 million in the second quarter of fiscal 2011 over the same period a year ago, primarily reflecting an increase in gains recognized on securities held in the portfolios of consolidated funds. Other revenue in the second quarter of fiscal 2011 includes $10.2 million of net investment gains (net gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $0.6 million of net investment gains in the second quarter of fiscal 2010.

Other revenue increased by $12.1 million in the first six months of fiscal 2011 over the same period a year ago, primarily reflecting an increase in gains recognized on securities held in the portfolios of consolidated funds. Other revenue in the first six months of fiscal 2011 includes $13.9 million of net investment gains related to consolidated funds for the period during which they were consolidated, compared to $2.2 million of net investment gains in the first six months of fiscal 2010.

Expenses

Operating expenses increased by 9 percent, or $16.9 million, in the second quarter of fiscal 2011 over the same period a year earlier and by 11 percent, or $41.5 million, in the first six months of fiscal 2011 over the same period a year earlier, reflecting increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other expenses as more fully described below.

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in thousands)	2011	2010		2011	2010
Compensation of officers and employees:
Cash compensation	$84,491	$76,187	11%	$166,469	$149,701	11%
Stock-based compensation	12,666	11,902	6%	27,738	25,262	10%
Total compensation of officers and employees	97,157	88,089	10%	194,207	174,963	11%
Distribution expense	33,657	30,598	10%	66,354	59,709	11%
Service fee expense	30,780	29,593	4%	62,109	57,729	8%
Amortization of deferred sales commissions	9,643	8,376	15%	19,993	16,335	22%
Fund expenses	5,017	5,103	-2%	9,561	9,396	2%
Other expenses	32,547	30,105	8%	65,846	58,420	13%
Total expenses	$208,801	$191,864	9%	$418,070	$376,552	11%

Compensation of officers and employees
Compensation expense increased by 10 percent, or $9.1 million, in the second quarter of fiscal 2011 over the same quarter a year earlier, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation partially offset by a decrease in sales-based and revenue-based incentives. Base compensation and employee benefits increased by 6 percent, or $2.3 million, primarily reflecting increases in base compensation associated with annual merit increases and an increase in payroll taxes. Operating income-based incentives increased by 29 percent, or $6.4 million, primarily reflecting a 30 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 6 percent, or $0.8 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation increased by 106 percent, or $0.5 million, primarily reflecting an increase in severance costs. Sales and revenue-based incentives decreased by 5 percent, or $0.8 million, primarily reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates partially offset by an increase in gross sales of long-term funds.

Compensation expense increased by 11 percent, or $19.2 million, in the first six months of fiscal 2011 over the same period a year earlier, reflecting increases in base salaries and employee benefits, sales-based, revenue-based and operating income-based incentives, stock-based compensation and other compensation. Base compensation and employee benefits increased by 8 percent, or $5.9 million, primarily reflecting increases in base compensation associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in sales-based, revenue-based and operating income-based incentives. Sales and revenue-based incentives increased by 1 percent, or $0.2 million, primarily reflecting an increase in gross sales of long-term funds offset by a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates. Operating income-based incentives increased by 21 percent, or $9.7 million, primarily reflecting a 23 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 10 percent, or $2.5 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation increased by 96 percent, or $1.0 million, primarily reflecting an increase in severance costs.

Distribution expense
Distribution expense consists primarily of ongoing payments made to intermediaries for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value and other marketing expenses, including marketing expenses associated with marketing support arrangements with our distribution partners.

Distribution expense increased by 10 percent, or $3.1 million, to $33.7 million in the second quarter of fiscal 2011 over the same quarter a year earlier, primarily reflecting increases in marketing expenses associated with intermediary marketing support payments, Class C share distribution fees and other marketing expenses, partially offset by a decrease in Class A share commissions. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners increased by 12 percent, or $1.1 million, to $10.7 million in the second quarter of fiscal 2011 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class C share distribution fees increased by 12 percent, or $1.3 million, to $12.7 million in the second quarter of fiscal 2011, reflecting an increase in Class C share assets held more than one year on which these fees are paid. Other marketing expenses increased by 94 percent, or $2.1 million, to $4.4 million in the second quarter of fiscal 2011, primarily reflecting a major commitment made in fiscal 2010 to elevate the scope and quality of the Company’s marketing programs. Class A share commissions decreased by 50 percent, or $1.7 million, to $1.6 million, reflecting a decrease in certain Class A sales on which we pay a commission.

Distribution expense increased by 11 percent, or $6.6 million, to $66.4 million in the first six months of fiscal 2011 over the same period a year earlier, primarily reflecting increases in marketing expenses associated with intermediary marketing support payments, Class C share distribution fees and other marketing expenses, partially offset by a decrease in Class A share commissions. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners increased by 15 percent, or $2.6 million, to $20.4 million in the first six months of fiscal 2011 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class C share distribution fees increased by 11 percent, or $2.6 million, to $25.1 million in the first six months of fiscal 2011, reflecting an increase in Class C share assets held more than one year on which these fees are paid. Other marketing expenses increased by 93 percent, or $4.3 million, to $8.9 million in the first six months of fiscal 2011, primarily reflecting major commitment made in fiscal 2010 to elevate the scope and quality of the Company’s marketing programs. Class A share commissions decreased by 48 percent, or $3.1 million, to $3.3 million, reflecting a decrease in certain Class A sales on which we pay a commission.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 4 percent, or $1.2 million, in the second quarter of fiscal 2011 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 8 percent, or $4.4 million, in the first six months of fiscal 2011 over the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense increased 15 percent in the second quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class C share deferred sales commissions. In the second quarter of fiscal 2011, 18 percent of total amortization related to Class B shares, 69 percent to Class C shares and 13 percent to privately offered equity funds. In the second quarter of fiscal 2010, 23 percent of total amortization related to Class B shares, 56 percent to Class C shares and 21 percent to privately offered equity funds.

Amortization expense increased 22 percent in the first six months of fiscal 2011 compared to the same period a year earlier, reflecting an increase in average Class C share deferred sales commissions.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 2 percent, or $0.1 million, in the second quarter of fiscal 2011 over the same period a year earlier, reflecting a decrease in fund-related expenses partially offset by an increase in subadvisory fees paid. The decrease in fund-related expenses can be primarily attributed to decreases in fund subsidies and the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee. The increase in subadvisory expenses can be attributed to an increase in the average assets under management of sponsored funds that are subadvised by outside managers.

Fund expenses increased by 2 percent, or $0.2 million, in the first six months of fiscal 2011 over the same period a year earlier, reflecting an increase in subadvisory fees partially offset by a decrease in fund-related expenses. The increase in subadvisory fees can be attributed to an increase in the average assets under management of funds that are subject to subadvisory arrangements. The decrease in fund-related expenses can be attributed to a decrease in fund subsidies partially offset by an increase in the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 8 percent, or $2.4 million, in the second quarter of fiscal 2011 over the same period a year earlier, primarily reflecting increases in travel expense of $0.6 million, facilities-related expenses of $0.1 million, information technology expense of $0.5 million, consulting expense of $0.4 million and other corporate expenses of $0.8 million. The increase in travel expense can be attributed to both an increase in travel activity and an increase in hotel and air travel costs. The increase in facilities-related expenses can be attributed to an increase in building expenses. The increase in information technology expense can be attributed to an increase in data services, system maintenance and repairs, and other information technology consulting expenses. The increase in consulting expense can be attributed to an increase in external legal consulting offset by a decrease in general audit fees. The increase in other corporate expenses reflects increases in other general corporate expenses, including the amortization of intangible assets, and the inclusion of $0.1 million of general operating expenses of the consolidated CLO entity.

Other expenses increased by 13 percent, or $7.4 million, in the first six months of fiscal 2011 over the same period a year earlier, primarily reflecting increases in travel expense of $1.2 million, facilities-related expenses of $0.7 million, information technology expense of $2.6 million, consulting expense of $1.6 million, communications expense of $0.1 million and other corporate expenses of $1.1 million. The increase in travel expense can be attributed to both an increase in travel activity and an increase in hotel and air travel costs. The increase in facilities-related expenses can be attributed to an increase in building expenses and general depreciation expense. The increase in information technology expense can be attributed to an increase in data services, system maintenance and repairs and other information technology consulting expenses. The increase in consulting expense can be attributed to an increase in external legal consulting, while the increase in communications expense can be primarily attributed to an increase in telephone and cable expense. The increase in other corporate expenses reflects increases in other general corporate expenses, including the amortization of intangible assets, and the inclusion of $0.2 million of general operating expenses of the consolidated CLO entity.

Other Income and Expense

	Three Months Ended April 30,		% Change	Six Months Ended April 30,		% Change
(in thousands)	2011	2010		2011	2010
Interest income	$824	$716	15%	$1,545	$1,486	4%
Interest expense	(8,412)	(8,411)	0%	(16,825)	(16,827)	0%
Gains (losses) on investments and derivatives	2,029	1,551	31%	(1,048)	4,092	NM
Foreign currency gains (losses)	(586)	200	NM	(583)	334	NM
Other income (expense) of consolidated collateralized loan obligation entity:
Interest income	5,356	—	NM	10,576	—	NM
Interest expense	(4,033)	—	NM	(5,547)	—	NM
Net losses on investments and note obligations	(18,340)	—	NM	(21,725)	—	NM
Total other expense	$(23,162)	$(5,944)	290%	$(33,607)	$(10,915)	208%

Interest income increased by $0.1 million and $0.1 million, or 15 percent and 4 percent, in the second quarter and first six months of fiscal 2011, respectively, compared to the same periods a year ago, primarily due to an increases in average cash balances.

Interest expense was flat year-over-year for both the three and six month periods, reflecting consant levels of interest accrued on our fixed-rate senior notes.

In the second quarter of fiscal 2011, we recognized net gains on investments totaling $2.0 million, primarily reflecting investment gains recognized on seed investments in separately managed accounts and a $5.5 million gain recognized upon the sale of the Company’s equity investment in Lloyd George Management offset by losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separately managed accounts.

In the first six months of fiscal 2011, we recognized net losses on investments totaling $1.0 million, primarily reflecting losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separate accounts partially offset by investment gains recognized on seed investments in separately managed accounts and a $5.5 million gain recognized upon the sale of the Company’s equity investment in Lloyd George Management.

Other income (expense) of the Company’s consolidated CLO entity totaled $(17.0) million and $(16.7) million in the second quarter and first six months of fiscal 2011, respectively, primarily reflecting adjustments to the fair market value of the note obligations issued by the entity.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 44.0 percent and 40.7 percent in the second quarter and first six months of fiscal 2011, respectively, compared to 38.4 percent in both the second quarter and first six months of fiscal 2010. The increase in our overall effective tax rate in the second quarter and first six months of fiscal 2011 over the same periods a year ago can be primarily attributed to losses incurred by the Company’s consolidated CLO entity, which are substantially borne by other beneficial interest holders and therefore not included in the calculation of the Company’s income taxes.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the second quarter of fiscal 2011 primarily reflects our 7 percent minority equity interest in a private equity partnership and equity interests in Eaton Vance Parametric Structured International Equity Fund and Eaton Vance Short Term Real Return Fund. Equity in net income of affiliates, net of tax, increased by $1.5 million and $1.9 million, respectively, in the second quarter and first six months of fiscal 2011 over the same periods a year earlier, primarily due to an increase in the net income of the private equity partnership.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $18.7 million in the second quarter of fiscal 2011 from the same period a year earlier, primarily reflecting losses substantially borne by other beneficial interest holders of the consolidated CLO entity. The decrease in net income attributable to non-controlling and other beneficial interests also reflects a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in Parametric Risk Advisors that are redeemable at other than fair value, partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

The annual adjustment made to the estimated redemption value of non-controlling interests in Parametric Risk Advisors reflects the subsidiary’s profit growth for the twelve-month period ending April 30th of each year compared to the prior twelve month period. In the second quarter of fiscal 2011, the adjustment for Parametric Risk Advisors totaled $2.4 million, compared to an adjustment of $9.1 million made in the second quarter of fiscal 2010. Accounting standards require that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling and other beneficial interests in our Consolidated Statements of Income.

In the first quarter of fiscal 2011, the annual adjustment made to the estimated redemption value of non-controlling interests in Parametric Portfolio Associates totaled $19.1 million, compared to an adjustment of $2.3 million in the first quarter of fiscal 2010.

Net income attributable to non-controlling interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Atlanta Capital Management Company LLC (“Atlanta Capital”), Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of the consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of the consolidated CLO entity are held solely to satisfy the obligations of the CLO entity and we have no right to these assets beyond our direct investment in and management fees generated from the entity, both of which are eliminated in consolidation. The note holders of the CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of the consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on April 30, 2011 and October 31, 2010 and for the six months ended April 30, 2011 and 2010.

Balance Sheet and Cash Flow Data

(in thousands)	April 30, 2011	October 31, 2010
Balance sheet data:
Assets:
Cash and cash equivalents	$437,623	$307,886
Investment advisory fees and other receivables	132,053	129,380
Total liquid assets	$569,676	$437,266
Investments	$323,897	$334,409
Liabilities:
Debt	$500,000	$500,000

	Six Months Ended April 30,
(in thousands)	2011	2010
Cash flow data:
Operating cash flows	$52,489	$86,761
Investing cash flows	60,878	(19,911)
Financing cash flows	16,266	(53,484)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 44 percent and 35 percent of total assets attributable to Eaton Vance Corp. shareholders (excluding those assets identified as assets of the consolidated CLO entity) on April 30, 2011 and October 31, 2010, respectively. Investments are excluded from the definition of liquid assets as the Company’s seed investments in consolidated funds and separate accounts tend to be longer term in nature.

The $132.4 million increase in liquid assets in the first six months of fiscal 2011 can be attributed to an increase in cash and cash equivalent balances of $129.7 million and an increase in investment advisory fees and other receivables of $2.7 million. The increase in cash and cash equivalent balances in the first six months of fiscal 2011 primarily reflects net cash provided by operating activities of $52.5 million, net proceeds from the sale of available-for-sale securities of $83.7 million, net subscriptions received from non-controlling interest holders of $93.7 million and proceeds from the issuance of Non-Voting Common Stock of $27.0 million offset by the payment of $42.8 million of dividends to shareholders, the repurchase of $65.8 million of Non-Voting Common Stock, the purchase of $5.9 million of equipment and leasehold improvements, and $11.6 million in contingent payments to the sellers of Tax Advantaged Bond Strategies (“TABS”) in the second quarter of fiscal 2011. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the second quarter of fiscal 2011 compared to the end of fiscal 2010.

On April 30, 2011, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On April 30, 2011, we had no borrowings under our revolving credit facility. We were in compliance with all debt covenants as of April 30, 2011.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $52.5 million in the first six months of fiscal 2011, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

During the first quarter of fiscal 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in the first quarter of fiscal 2011.

Contractual Obligations

The following table details our future contractual obligations as of April 30, 2011:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$421	$19	$60	$38	$304
Senior notes	500	—	—	—	500
Interest payment on senior notes	211	33	65	65	48
Investment in private equity partnership	2	2	—	—	—
Payments to non-controlling interest holders of majority owned subsidiaries	4	4	—	—	—
Unrecognized tax benefits(2)	11	2	9	—	—
Total	$1,149	$60	$134	$103	$852
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	24	3	6	6	9
Total contractual obligations of consolidated CLO	$524	$3	$6	$6	$509

(1)	Minimum payments have not been reduced by minimum sublease rentals of $5.2 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. As of April 30, 2011, we had invested $13.3 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Atlanta Capital, Parametric Portfolio Associates and Parametric Risk Advisors are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non- controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which was intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our balance sheet as of April 30, 2011. We have recorded the current-quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current-quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $118.2 million on April 30, 2011 compared to $67.0 million on October 31, 2010.

In conjunction with its acquisition of the TABS business of MD Sass in December 2008, the Company is obligated to make five annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. In the second quarter of fiscal 2011, the Company made a contingent payment equal to $11.6 million.

In February 2011, the non-controlling interest holders of Fox Asset Management LLC (“Fox Asset Management”) executed a put option requiring the Company to purchase an additional 16 percent interest in Fox Asset Management. The transaction settled on March 1, 2011 and increased the Company’s ownership interest from 84 percent to 100 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing.

In April 2011, the non-controlling holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for $4.3 million. The transaction, which is included in the table above, increased our ownership interest from 94.3 percent to 94.8 percent when the payment was made in May. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

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

Cash provided by operating activities totaled $52.5 million in the first six months of fiscal 2011, a decrease of $34.3 million from the $86.8 million reported in the first six months of fiscal 2010. The decrease in net cash provided by operating activities year over year reflects significant seed investments made in consolidated funds and separate accounts in the first six months of fiscal 2011 partially offset by an increase in net income, the receipt of a federal income tax refund of $85.0 million in the first three months of fiscal 2011 associated with a change in tax accounting and an adjustment of $21.7 million relating to losses recognized by the consolidated CLO entity in the first six months of fiscal 2011.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $60.9 million in the first six months of fiscal 2011 compared to cash used for investing activities of $19.9 million in the first six months of fiscal 2010.

In the first six months of fiscal 2011, additions to equipment and leasehold improvements totaled $5.9 million, compared to $5.6 million in the first six months of fiscal 2010. In fiscal 2011 and 2010, respectively, the Company made $11.6 million and $8.8 million in contingent payments to the sellers of TABS under the terms of the 2009 acquisition agreement. In the first six months of fiscal 2011, net purchases and sales of available-for-sale investments contributed $83.7 million to investing cash flows, compared to a use of cash of $11.0 million in the comparable period a year earlier. Net purchases and sales of investments by the Company’s CLO entity reduced cash provided by investing activities by $3.7 million in the first six months of fiscal 2011.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash provided by financing activities totaled $16.3 million in the first six months of fiscal 2011 compared to cash used for financing activities of $53.5 million in the first six months 2010.

In the first six months of fiscal 2011, we repurchased and retired 2.1 million shares of our Non-Voting Common Stock for $65.8 million under our authorized repurchase programs and issued 2.3 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $27.0 million. We have authorization to purchase an additional 2.7 million shares under our current share repurchase authorization and anticipate that repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.36 in the first six months of fiscal 2011, compared to $0.32 in the first six months of fiscal 2010. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

The following are updates to our critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended October 31, 2010.

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

Our evaluation of whether we qualify as the primary beneficiary of a VIE is highly complex. In our analysis, we must make significant estimates and assumptions regarding probably future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While we believe that our evaluation is appropriate, future changes in estimates, judgments and assumptions may affect the determination of primary beneficiary status and the resulting consolidation of the assets, liabilities and results of operations of the VIE in our consolidated financial statements.

Accounting Developments

Fair Value Measurements
In May 2011, the Financial Accounting Standards Board issued an update regarding fair value measurements and disclosures. The amendments in the update result in a common fair value measurement and required disclosure requirements in GAAP and International Financial Reporting Requirements. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The Company is currently evaluating the potential impact on its Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2010.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter 2011:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2011 through February 28, 2011	278,950	$31.95	278,950	3,649,315
March 1, 2011 through March 31, 2011	325,184	$31.37	325,184	3,324,131
April 1, 2011 through April 30, 2011	603,766	$32.96	603,766	2,720,365
Total	1,207,900	$32.30	1,207,900	2,720,365

(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)
DATE: June 8, 2011	/s/ Robert J. Whelan (Signature) Robert J. Whelan Chief Financial Officer
DATE: June 8, 2011	/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Accounting Officer