Form 10-Q
period 2011-07-31
EATON VANCE CORP
filed 2011-09-08
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended July 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Shares outstanding as of July 31, 2011:
    Voting Common Stock — 399,240 shares
    Non-Voting Common Stock — 116,929,735 shares

Eaton Vance Corp.
Form 10-Q
As of July 31, 2011 and for the
Three and Nine Month Periods Ended July 31, 2011

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2011	October 31, 2010
Assets
Cash and cash equivalents	$502,262	$307,886
Investment advisory fees and other receivables	137,525	129,380
Investments	284,199	334,409
Assets of consolidated collateralized loan obligation entity:
Cash and cash equivalents	28,772	—
Bank loans and other investments	468,884	—
Other assets	11,598	—
Deferred sales commissions	33,387	48,104
Deferred income taxes	27,999	97,274
Equipment and leasehold improvements, net	70,354	71,219
Other intangible assets, net	69,222	73,018
Goodwill	142,302	135,786
Other assets	58,784	61,464
Total assets	$1,835,288	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2011	October 31, 2010
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$111,400	$119,957
Accounts payable and accrued expenses	68,261	60,843
Dividend payable	21,125	21,319
Contingent purchase price liability	—	5,079
Debt	500,000	500,000
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	480,466	—
Other liabilities	17,479	—
Other liabilities	57,654	73,468
Total liabilities	1,256,385	780,666
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	89,225	67,019
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 116,929,735 and 117,927,054 shares, respectively	457	461
Additional paid-in capital	12,113	50,225
Notes receivable from stock option exercises	(2,921)	(3,158)
Accumulated other comprehensive income (loss)	1,637	(435)
Appropriated retained earnings	8,538	—
Retained earnings	469,016	363,190
Total Eaton Vance Corp. shareholders’ equity	488,842	410,285
Non-redeemable non-controlling interests	836	570
Total permanent equity	489,678	410,855
Total liabilities, temporary equity and permanent equity	$1,835,288	$1,258,540

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2011	2010	2011	2010
Revenue:
Investment advisory and administration fees	$262,067	$214,752	$756,471	$637,280
Distribution and underwriter fees	26,432	24,341	79,900	74,041
Service fees	37,426	34,243	111,249	102,686
Other revenue	1,378	(257)	17,808	4,060
Total revenue	327,303	273,079	965,428	818,067
Expenses:
Compensation of officers and employees	94,713	86,079	288,920	261,042
Distribution expense	33,733	33,771	100,087	93,480
Service fee expense	32,222	28,906	94,331	86,635
Amortization of deferred sales commissions	8,503	9,187	28,496	25,522
Fund expenses	8,099	6,267	17,660	15,663
Other expenses	34,359	30,107	100,205	88,527
Total expenses	211,629	194,317	629,699	570,869
Operating income	115,674	78,762	335,729	247,198
Other Income (Expense):
Interest income	719	719	2,264	2,205
Interest expense	(8,414)	(8,413)	(25,239)	(25,240)
Net gains on investments and derivatives	6,322	1,313	5,274	5,405
Foreign currency gains (losses)	306	(22)	(277)	312
Other income/(expense) of consolidated collateralized loan obligation entity:
Interest income	5,268	—	15,844	—
Interest expense	(3,999)	—	(9,546)	—
Net losses on investments and note obligations	(3,814)	—	(25,539)	—
Income before income taxes and equity in net income of affiliates	112,062	72,359	298,510	229,880
Income taxes	(43,320)	(28,889)	(119,179)	(89,414)
Equity in net income of affiliates, net of tax	194	10	2,655	543
Net income	68,936	43,480	181,986	141,009
Net income attributable to non-controlling and other beneficial interests	(868)	(1,730)	(13,904)	(17,017)
Net income attributable to Eaton Vance Corp. shareholders	$68,068	$41,750	$168,082	$123,992
Earnings Per Share:
Basic	$0.58	$0.35	$1.42	$1.05
Diluted	$0.55	$0.34	$1.35	$0.99
Weighted Average Shares Outstanding:
Basic	115,574	116,549	116,191	116,541
Diluted	120,543	122,612	121,566	122,996
Dividends Declared Per Share	$0.18	$0.16	$0.54	$0.48

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Net income	$68,936	$43,480	$181,986	$141,009
Other comprehensive income (loss):
Amortization of loss on derivative instrument, net of income taxes of $40, $40, $119 and $119, respectively	72	72	216	216
Unrealized holding (losses) gains on available-for-sale investments, net of income taxes of $594, $473, $(1,006) and $(171), respectively	(969)	(762)	1,599	164
Foreign currency translation adjustments, net of income taxes of $50, $(77), $(128) and $87, respectively	(81)	58	257	(194)
Total comprehensive income	67,958	42,848	184,058	141,195
Comprehensive income attributable to non-controlling interests and other beneficial interests	(868)	(1,730)	(13,904)	(17,017)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$67,090	$41,118	$170,154	$124,178

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(22,128)	168,082	1,962	147,916	34,070
Other comprehensive income	—	—	—	—	2,072	—	—	—	2,072	—
Dividends declared	—	—	—	—	—	—	(63,921)	—	(63,921)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	6	29,664	(602)	—	—	—	—	29,068	—
Under employee stock purchase plan	—	1	3,766	—	—	—	—	—	3,767	—
Under employee incentive plan	—	—	3,655	—	—	—	—	—	3,655	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	40,184	—	—	—	—	—	40,184	—
Tax benefit of stock option exercises	—	—	4,336	—	—	—	—	—	4,336	—
Repurchase of Non-Voting Common Stock	—	(15)	(118,857)	—	—	—	—	—	(118,872)	—
Principal repayments	—	—	—	839	—	—	—	—	839	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(1,630)	(1,630)	114,081
Deconsolidation	—	—	—	—	—	—	—	—	—	(120,260)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	(6,611)
Other changes in non-controlling interests	—	—	(860)	—	—	—	—	—	(860)	860
Balance, July 31, 2011	$2	$457	$12,113	$(2,921)	$1,637	$8,538	$469,016	$836	$489,678	$89,225

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

	Permanent Equity								Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	123,992	883	124,875	16,134
Other comprehensive income	—	—	—	—	186	—	—	186	—
Dividends declared	—	—	—	—	—	(56,836)	—	(56,836)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	6	28,849	(1,063)	—	—	—	27,792	—
Under employee stock purchase plan	—	1	3,887	—	—	—	—	3,888	—
Under employee incentive plan	—	1	2,873	—	—	—	—	2,874	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	36,897	—	—	—	—	36,897	—
Tax benefit of stock option exercises	—	—	4,917	—	—	—	—	4,917	—
Repurchase of Voting Common Stock	—	—	(96)	—	—	—	—	(96)	—
Repurchase of Non-Voting Common Stock	—	(9)	(68,750)	—	—	—	—	(68,759)	—
Principal repayments	—	—	—	1,347	—	—	—	1,347	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	(499)	(499)	(139)
Deconsolidation	—	—	—	—	—	—	—	—	(1,831)
Reclass to temporary equity	—	—	—	—	—	—	(5)	(5)	5
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	(11,244)
Other changes in non-controlling interests	—	—	(101)	—	—	822	—	721	(721)
Balance, July 31, 2010	$2	$460	$53,262	$(2,794)	$(1,208)	$334,174	$470	$384,366	$46,075

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2011	2010
Cash Flows From Operating Activities:
Net income	$181,986	$141,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,539	18,471
Amortization of deferred sales commissions	28,457	25,507
Stock-based compensation	40,184	36,897
Deferred income taxes	68,022	(24,030)
Gains on investments	(14,481)	(4,776)
Equity in net income of affiliates	(4,273)	(876)
Dividends received from affiliates	1,592	1,313
Consolidated collateralized loan obligation entity operating activities:
Losses	25,539	—
Amortization of investments	(984)	—
Net decrease in other assets and liabilities, including cash	(11,953)	—
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(7,867)	(6,091)
Investments in trading securities	(173,322)	(5,583)
Deferred sales commissions	(13,739)	(23,467)
Other assets	(19,935)	2,115
Accrued compensation	(8,581)	3,304
Accounts payable and accrued expenses	9,005	11,119
Other liabilities	5,483	15,338
Net cash provided by operating activities	123,672	190,250
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(8,919)	(7,958)
Net cash paid in acquisition	(11,595)	(8,797)
Cash paid for intangible assets	(1,650)	—
Payments received on note receivable from affiliate	—	8,000
Proceeds from sales of investments	119,839	21,279
Purchase of investments	(1,226)	(31,452)
Consolidated collateralized loan obligation entity investing activities:
Proceeds from sales and maturities of investments	250,689	—
Purchase of investments	(241,310)	—
Net cash provided by (used for) investing activities	105,828	(18,928)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2011	2010
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(6,611)	(11,244)
Proceeds from issuance of Non-Voting Common Stock	36,494	34,558
Repurchase of Voting Common Stock	—	(96)
Repurchase of Non-Voting Common Stock	(118,872)	(68,759)
Principal repayments on notes receivable from stock option exercises	839	1,347
Excess tax benefit of stock option exercises	4,336	4,917
Dividends paid	(64,116)	(56,747)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	112,451	(639)
Net cash used for financing activities	(35,479)	(96,663)
Effect of currency rate changes on cash and cash equivalents	355	(314)
Net increase in cash and cash equivalents	194,376	74,345
Cash and cash equivalents, beginning of period	307,886	310,586
Cash and cash equivalents, end of period	$502,262	$384,931
Supplemental Cash Flow Information:
Cash paid for interest	$24,481	$24,481
Cash paid for interest by consolidated loan obligation entity	10,360	—
Cash paid for income taxes, net of refunds	41,534	94,838
Supplemental Disclosure of Non-Cash Information:
Increase in fixed assets due to non-cash additions	$3,350	$3,088
Exercise of stock options through issuance of notes receivable	602	1,063
Consolidation of collateralized loan obligation entity:
Increase in other assets, net of other liabilities	10,418	—
Increase in investments	466,440	—
Increase in borrowings	446,192	—
Deconsolidations of sponsored investment funds:
Decrease in investments	(121,274)	(1,625)
Decrease in non-controlling interests	(120,260)	(1,831)

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

During the first quarter of fiscal 2011, the Company changed its balance sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction). This change was precipitated by factors including (i) the presentation complexities inherent in the consolidation of variable interest entities (“VIEs”); and (ii) a desire to conform the Company’s balance sheet presentation to that of other companies within its peer group. Such a change is a presentation election made by management; the October 31, 2010 balance sheet has also been presented in an unclassified format comparable to the third quarter presentation.

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

3.  Adoption of New Accounting Standards

The Company adopted the following accounting standard in the nine months ended July 31, 2011:

VIEs
The Company adopted the provisions of a new accounting standard on November 1, 2010. This standard prescribed a new consolidation model. While the new consolidation model did not change the Company’s conclusions regarding consolidation for the majority of VIEs in which it is involved, it did require that the Company consolidate into its Consolidated Balance Sheets one CLO entity with non-recourse assets of $487.0 million and non-recourse liabilities of $456.3 million. The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption. The change in accounting had no effect on the terms of the Company’s management contract with this entity, the revenue the Company is contractually entitled to receive from this entity or the Company’s exposure to liability with respect to this entity. The Company’s maximum exposure to loss related to this entity remains limited to its direct investment and beneficial interest in this entity of $2.3 million and investment management fees receivable of $0.5 million as of July 31, 2011.

In conjunction with the adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, representing an adjustment to the carrying value of the Company’s direct investment in the CLO entity, and a cumulative effect adjustment to appropriated retained earnings of $30.7 million, equal to the difference between the fair value of the CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities. In subsequent reporting periods, the net change in the fair value of the CLO’s assets and liabilities that can be attributed to those note holders will be recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings.

4.  Future Accounting Pronouncements

Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update regarding the presentation of comprehensive income. Under this new guidance, an entity will have the option to present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance does not change the items that must be included in other comprehensive income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The new guidance is effective for the Company on November 1, 2012. The adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements
In May 2011, the FASB issued an update regarding fair value measurements and disclosures. The amendments in the update result in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Requirements. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements and clarify the Board’s intent about the application of existing fair value measurements and disclosure requirements. In some instances, the amendments change principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The adoption of this new guidance will not have a material effect on the company’s consolidated financial statements.

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

Fox Asset Management LLC (“Fox Asset Management”)
On February 6, 2011, the non-controlling interest holders of Fox Asset Management executed a put option requiring the Company to purchase an additional 16 percent interest in Fox Asset Management. The transaction settled on March 1, 2011 and increased the Company’s ownership interest from 84 percent to 100 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing.

Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”)
On April 7, 2011, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for approximately $4.3 million. Pursuant to the acquisition agreement, the exercise price of the put option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2010. As a result of the transaction, the Company’s capital ownership interest increased from 94.3 percent to 94.8 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)
On June 15, 2011, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing a 9 percent ownership interest in Parametric Risk Advisors for $2.3 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2011. As a result of the transaction, the Company’s ownership interest increased from 51 percent to 60 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

6.  Other Intangible Assets

The following is a summary of other intangible assets at July 31, 2011 and October 31, 2010:

July 31, 2011

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(48,767)	$61,560
Intellectual property acquired	1,000	(46)	954
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(48,813)	$69,222

October 31, 2010

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$109,177	$(42,867)	$66,310
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$115,885	$(42,867)	$73,018

Amortization expense was $2.0 million for both the three months ended July 31, 2011 and 2010 and $5.9 million for both the nine months ended July 31, 2011 and 2010.

7.  Investments

The following is a summary of investments at July 31, 2011 and October 31, 2010:

(in thousands)	July 31, 2011	October 31, 2010
Corporate debt securities	$4,794	$4,732
Consolidated funds:
Debt securities	56,151	111,585
Equity securities	51,217	88,184
Separately managed accounts:
Debt securities	11,242	3,666
Equity securities	36,740	28,692
Sponsored funds	34,419	37,541
Collateralized loan obligation entities	554	1,391
Investments in affiliates	81,575	51,111
Other investments	7,507	7,507
Total investments	$284,199	$334,409

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at July 31, 2011 and October 31, 2010. These investments include corporate debt securities held directly by the Company and debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes.

July 31, 2011

(in thousands)	Cost	Fair Value
Debt securities	$71,096	$72,187
Equity securities	85,301	87,957
Total investments	$156,397	$160,144

October 31, 2010

(in thousands)	Cost	Fair Value
Debt securities	$119,159	$119,983
Equity securities	111,814	116,876
Total investments	$230,973	$236,859

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

The Company recognized $3.0 million and $1.9 million of net unrealized losses related to investments classified as trading for the three months ended July 31, 2011 and 2010, respectively, and recognized $6.5 million and $1.3 million of net unrealized gains for the nine months ended July 31, 2011 and 2010, respectively.

During the first quarter of fiscal 2011, the Company deconsolidated its investments in Eaton Vance International (Ireland) U.S. Research Fund, Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund and Eaton Vance Option Absolute Return LLC when the Company redeemed all of its shares.

During the second quarter of fiscal 2011, the Company deconsolidated its investments in Eaton Vance Short Term Real Return Fund and Eaton Vance Parametric Structured International Equity Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in Eaton Vance Short Term Real Return Fund is now classified as an investment in affiliate and the Company’s remaining investment in Eaton Vance Parametric Structured International Equity Fund is now classified as available-for-sale.

During the third quarter of fiscal 2011, the Company deconsolidated its investments in Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund, Eaton Vance Tax-Advantaged Bond Strategies Intermediate Term Fund and Eaton Vance Option Absolute Return Strategy Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in each fund is classified as an investment in affiliate.

Investments classified as available-for-sale

The following is a summary of the cost, gross unrealized gains and losses and fair value of investments classified as available-for-sale at July 31, 2011 and October 31, 2010:

July 31, 2011

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$28,537	$5,907	$(25)	$34,419

October 31, 2010

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,300	$3,655	$(414)	$37,541

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $25,000 as of July 31, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $1.9 million at July 31, 2011.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the three and nine months ended July 31, 2011 and 2010. The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010
Gains	$232	$26	$2,338	$2,109
Losses	(379)	—	(1,933)	(40)
Net realized gains (losses)	$(147)	$26	$405	$2,069

Investments in collateralized loan obligation entities

During the third quarter of fiscal 2011, the Company sold its equity interest in a non-consolidated CLO entity and recognized a realized gain of $1.9 million in its Consolidated Statements of Income. The Company did not recognize any impairment losses related to its investments in non-consolidated CLO entities in either the three or nine months ended July 31, 2011 or 2010, respectively.

Investments in affiliates

During the second quarter of fiscal 2011, the Company sold its equity interest in Lloyd George Management (BVI) Limited (“LGM”), an investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including several funds sponsored by the Company. The Company recognized a realized gain of $5.5 million in the Company’s Consolidated Statements of Income in connection with the sale. The Company’s investment in LGM was $8.0 million at October 31, 2010.

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $15.6 million and $12.8 million at July 31, 2011 and October 31, 2010, respectively.

The Company has a 31 percent equity interest in Eaton Vance Short Term Real Return Fund at July 31, 2011, valued at $20.9 million.

The Company has a 31 percent equity interest in Eaton Vance Tax-Advantage Bond Strategies Intermediate Term Fund at July 31, 2011, valued at $17.3 million.

The Company has a 39 percent equity interest in Eaton Vance Option Absolute Return Strategy Fund at July 31, 2011, valued at $26.5 million.

The Company has a 47 percent equity interest in Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund at July 31, 2011, valued at $1.3 million.

The Company had a 31 percent equity interest in Eaton Vance Parametric Structured International Equity Fund at April 30, 2011, valued at $18.3 million. As of July 31, 2011, the Company’s interest in this fund had dropped below 20 percent and the Company’s remaining interest is now classified as available-for-sale.

The Company had a 33 percent equity interest in Eaton Vance Global Macro Absolute Return Advantage Fund at October 31, 2010, valued at $30.3 million. At July 31, 2011, the Company’s interest in this fund dropped below 20 percent and the Company’s remaining investment is now classified as available-for-sale.

The Company reviews its equity method investments annually for impairment in the fourth quarter of each fiscal year.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the periods ended July 31, 2011 and October 31, 2010, respectively. Management believes that the fair value of its other investments approximates their carrying value.

8.  Fair Value Measurements

Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in non-consolidated CLO entities that have not been impaired in the current fiscal period and certain non-marketable investments, which are accounted for using the equity or cost method.

The Company has recorded all eligible assets and liabilities in its consolidated CLO entity at fair value. In connection with the adoption of a new accounting standard, the Company elected and applied the fair value option to measure all of the eligible assets and liabilities of the entity at fair value upon adoption and thereafter. The Company elected the fair value option in order to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations and the carrying value of the assets that are held to provide the cash flows for those note obligations. The Company has also concluded that the measurement of the note obligations issued by the entity at fair value better correlates with the fair value of the assets held by the entity, which are held to provide the cash flows for the note obligations of the entity.

The Company recognizes transfers between levels at the end of each quarter. There were no significant transfers between levels during the nine months ended July 31, 2011.

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

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at July 31, 2011.

July 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$7,341	$291,182	$—	$—	$298,523
Investments:
Corporate debt securities	$—	$4,794	$—	$—	$4,794
Consolidated funds:
Debt securities	—	56,151	—	—	56,151
Equity securities	48,921	2,296	—	—	51,217
Separately managed accounts:
Debt securities	4,354	6,888	—	—	11,242
Equity securities	36,724	16	—	—	36,740
Sponsored funds	30,705	3,714	—	—	34,419
Collateralized loan obligation entities	—	—	—	554	554
Investments in affiliates	—	—	—	81,575	81,575
Other investments	—	37	—	7,470	7,507
Total investments	$120,704	$73,896	$—	$89,599	$284,199
Other financial assets:
Derivative financial assets	$—	$1,736	$—	$—	$1,736
Assets of consolidated collateralized loan obligation entity:
Cash equivalents	22,033	—	—	—	22,033
Bank loans and other investments	104	464,264	4,516	—	468,884
Total other financial assets	$22,137	$466,000	$4,516	$—	$492,653
Financial liabilities:
Derivative financial liabilities	$—	$1,908	$—	$—	$1,908
Securities sold, not yet purchased	—	7,216	—	—	7,216
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	—	—	480,466	—	480,466
Total financial liabilities	$—	$9,124	$480,466	$—	$489,590

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2010:

October 31, 2010

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$1,291	$90,416	$—	$—	$91,707
Investments:
Corporate debt securities	$—	$4,732	$—	$—	$4,732
Consolidated funds:
Debt securities	9,372	102,213	—	—	111,585
Equity securities	45,135	43,049	—	—	88,184
Separately managed accounts:
Debt securities	—	3,666	—	—	3,666
Equity securities	27,724	968	—	—	28,692
Sponsored funds	34,194	3,347	—	—	37,541
Collateralized loan obligation entities	—	—	—	1,391	1,391
Investments in affiliates	—	—	—	51,111	51,111
Other investments	—	37	—	7,470	7,507
Total investments	$116,425	$158,012	$—	$59,972	$334,409
Other financial assets:
Derivative financial assets	$—	$582	$—	$—	$582
Financial liabilities:
Derivative financial liabilities	$—	$3,519	$—	$—	$3,519
Securities sold, not yet purchased	—	731	—	—	731
Total financial liabilities	$—	$4,250	$—	$—	$4,250

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended July 31, 2011 were as follows:

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at May 1, 2011	$4,170	$479,277
Net losses on investments and note obligations(1)	337	1,189
Purchases, sales and settlements, net	(39)	—
Net transfers in and/or out of Level 3	49	—
Balance at July 31, 2011	$4,517	$480,466
Change in unrealized gains included in net income relating to assets and liabilities held at July 31, 2011	$337	$1,189
(1)	Net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended July 31, 2011 were as follows:

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at November 1, 2010	$—	$—
Adjustment for adoption of new consolidation guidance	5,265	444,087
Net losses on investments and note obligations(1)	1,162	36,379
Purchases, sales and settlements, net	(1,354)	—
Net transfers in and/or out of Level 3	(556)	—
Balance at July 31, 2011	$4,517	$480,466
Change in unrealized gains included in net income relating to assets and liabilities held at July 31, 2011	$1,162	$36,379
(1)	Net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

While the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company maintains an investment in one non-consolidated CLO entity totaling $0.6 million at July 31, 2011. The Company’s investment in this CLO entity is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

9.  Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the balance sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2011 and October 31, 2010:

	July 31, 2011		October 31, 2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,507	$7,507	$7,507	$7,507
Notes receivable from stock option exercises	$2,921	$2,921	$3,158	$3,158
Debt	$500,000	$589,468	$500,000	$590,692

For fair value purposes the carrying value of other investments and notes receivable from stock option exercises approximates fair value. The carrying value of the Company’s debt has been valued utilizing publicly available market prices, which are considered Level 1 inputs.

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

The following table presents, as of July 31, 2011, the fair value of the CLO entity’s assets and liabilities subject to fair value accounting:

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$465,221	$798	$499,919
Excess unpaid principal balance over fair value	(2,817)	(611)	(19,453)
Fair value	$462,404	$187	$480,466

During the three and nine months ended July 31, 2011, the changes in the fair value of the CLO entity’s investments resulted in net losses of $2.7 million and net gains of $10.8 million, respectively. For the three and nine months ended July 31, 2011, an increase in the fair value of the CLO’s note obligations resulted in net losses of $1.1 million and $36.4 million, respectively. The combined net losses of $3.8 million and $25.5 million were recorded as net losses on investments and note obligations of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2011, respectively. Substantially all of the gains and losses related to the CLO entity’s investments and note obligations recorded in earnings for the period were attributable to changes in instrument-specific credit risk due to the credit spreads for these instruments tightening while benchmarked interest rates remained relatively unchanged.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. The CLO entity may prepay its note obligations prior to April 2013, the contractual maturity date, as a result of collateral asset repayments.

Interest income and expense are recorded on an accrual basis and reported as interest income and interest expense in other income/(expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2011.

At July 31, 2011, the following carrying amounts related to this CLO entity were included in the Company’s Consolidated Balance Sheet:

(in thousands)	July 31, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$28,772
Bank loans and other investments	468,884
Other assets	11,598
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	480,466
Other liabilities	17,479
Appropriated retained earnings	8,538
Total net interest in consolidated CLO entity	$2,771

For the three and nine months ended July 31, 2011, the Company recorded net losses of $2.6 million and $19.5 million, respectively, related to the CLO entity. Net losses of $3.5 million and $22.1 million for the three and nine months ended July 31, 2011, respectively, were included in net income attributable to non-controlling interests and other beneficial interests, reflecting the interests of third-party note holders of the CLO entity.

Other Entities
Parametric Portfolio Associates maintains a 60 percent economic interest in Parametric Risk Advisors, which meets the definition of a VIE. The Company has made the determination that Parametric Portfolio Associates is the primary beneficiary of the VIE based on the fact that Parametric Portfolio Associates has the ability to direct the activities of Parametric Risk Advisors that most significantly impact its economic performance and Parametric Portfolio Associates is committed to providing ongoing working capital and infrastructure support. Additionally, Parametric Portfolio Associates is obligated to absorb all of the losses of Parametric Risk Advisors that could potentially be significant to Parametric Risk Advisors.

Parametric Risk Advisors had assets of $5.2 million and $3.8 million on July 31, 2011 and October 31, 2010, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and current liabilities of $2.7 million and $1.7 million on July 31, 2011 and October 31, 2010, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs That Are Not Consolidated

CLO Entities
The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.9 billion as of July 31, 2011 and October 31, 2010. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company held investments in these entities totaling $0.6 million and $1.4 million on July 31, 2011 and October 31, 2010, respectively, and collateral management fees receivable totaling $2.0 million and $1.8 million on July 31, 2011 and October 31, 2010, respectively. In the first nine months of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of July 31, 2011.

The Company’s investments in the CLO entities identified above are carried at amortized cost and collectively disclosed as a component of investments in Note 7. Income from these entities is recorded as a component of interest income based upon projected investment yields.

Other Entities
The Company holds variable interests in but is not deemed to be the primary beneficiary of 15 privately offered equity funds with total assets of $10.0 billion and $10.9 billion as of July 31, 2011 and October 31, 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $3.7 million and $3.3 million on July 31, 2011 and October 31, 2010, respectively, and investment advisory fees receivable totaling $0.5 million and $0.4 million on July 31, 2011 and October 31, 2010, respectively. In the first nine months of fiscal 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of July 31, 2011.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 7. These investments are classified as available-for-sale and the Company records any change in fair value, net of income tax, in other comprehensive income (loss).

11.  Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2011	2010	2011	2010
2008 Plan:
Stock options	$7,408	$7,812	$24,617	$24,486
Restricted shares	4,072	2,900	12,794	10,124
Phantom stock units	(1)	23	208	240
Employee Stock Purchase Plan	528	739	781	1,099
Incentive Plan – Stock Alternative	108	119	373	342
ACM Plan	159	102	479	306
PPA Plan	380	180	1,140	540
Total stock-based compensation expense	$12,654	$11,875	$40,392	$37,137

The total income tax benefit recognized for stock-based compensation arrangements was $3.7 million and $3.4 million for the three months ended July 31, 2011 and 2010, respectively, and $12.8 million and $11.5 million for the nine months ended July 31, 2011 and 2010, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through July 31, 2011, 3.0 million restricted shares and options to purchase 8.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the nine months ended July 31, 2011 and 2010 using the Black-Scholes option pricing model were as follows:

	2011	2010
Weighted-average grant date fair value of options granted	$8.55	$8.84
Assumptions:
Dividend yield	2.2% to 2.5%	1.8% to 2.3%
Volatility	34%	33%
Risk-free interest rate	2.2% to 3.1%	2.7% to 3.6%
Expected life of options	7.3 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the nine months ended July 31, 2011 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,712	$25.16
Granted	2,813	29.41
Exercised	(1,565)	18.96
Forfeited/expired	(256)	32.74
Options outstanding, end of period	29,704	$25.82	4.9	$119,930
Options exercisable, end of period	19,988	$23.41	3.5	$109,694
Vested or expected to vest	29,316	$25.75	4.8	$119,521

The Company received $29.1 million and $27.8 million related to the exercise of options for the nine months ended July 31, 2011 and 2010, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2011 and 2010 was $20.1 million and $24.0 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2011 was $31.4 million.

As of July 31, 2011, there was $44.3 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of July 31, 2011, there was $50.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the Company’s restricted share activity for the nine months ended July 31, 2011 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,792	$25.73
Granted	1,060	29.36
Vested	(287)	25.73
Forfeited/expired	(57)	26.39
Unvested, end of period	2,508	$27.28

Phantom Stock Units
In the nine months ended July 31, 2011, 8,853 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of July 31, 2011, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

12.  Common Stock Repurchases

The Company’s current share repurchase program was announced on July 13, 2011. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The Company’s stock repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2011, the Company purchased and retired approximately 3.5 million shares of its Non-Voting Common Stock under a previous repurchase authorization and approximately 0.3 million shares of its Non-Voting Common Stock under the current authorization. Approximately 7.7 million additional shares may be repurchased under the current authorization.

13.  Income Taxes

The provision for income taxes for the three months ended July 31, 2011 and 2010 was $43.3 million and $28.9 million, or 38.7 percent and 39.9 percent of pre-tax income, respectively. The provision for income taxes for the nine months ended July 31, 2011 and 2010 was $119.2 million and $89.4 million, or 39.9 percent and 38.9 percent of pre-tax income, respectively. The provision for income taxes is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent is state income taxes and losses recognized by the consolidated CLO entity.

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

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to an amount that is more likely than not to be realized. There is no valuation allowance recorded as of July 31, 2011 or 2010.

The Company is currently under audit by several states. One state previously provided the Company with a draft position that may result in a proposed adjustment to the Company’s previously filed tax returns. The state is currently reevaluating its draft position. The Company believes that its tax positions related to this potential adjustment were correct, and if an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

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

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share data)	2011	2010	2011	2010
Net income allocated to:
Common shares	$66,618	$41,113	$164,505	$122,095
Participating restricted shares	1,450	637	3,577	1,897
Total net income attributable to Eaton Vance Corp. shareholders	$68,068	$41,750	$168,082	$123,992
Weighted-average shares outstanding – basic	115,574	116,549	116,191	116,541
Incremental common shares	4,969	6,063	5,375	6,455
Weighted-average shares outstanding – diluted	120,543	122,612	121,566	122,996
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.58	$0.35	$1.42	$1.05
Diluted	$0.55	$0.34	$1.35	$0.99

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 10.5 million and 8.8 million for the three months ended July 31, 2011 and 2010, respectively and were approximately 10.6 million and 9.0 million for the nine months ended July 31, 2011 and 2010, respectively.

15.  Derivative Financial Instruments

Derivative Financial Instruments Designated as Cash Flow Hedges
During the nine months ended July 31, 2011 and 2010, the Company reclassified $0.3 million of the loss on the Treasury lock transaction into interest expense. At July 31, 2011, the remaining unamortized loss on this transaction was $2.8 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other Derivative Financial Instruments not Designated for Hedge Accounting
The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separate accounts and consolidated funds seeded for new product development purposes.

At July 31, 2011, the Company had ten outstanding foreign exchange contracts with two counterparties with an aggregate notional value of approximately $9.1 million. At July 31, 2011, the Company had eight outstanding stock index futures contracts with one counterparty with an aggregate notional value of approximately $76.7 million. In addition, at July 31, 2011 the Company had twenty-two outstanding commodity futures contracts with one counterparty with an aggregate notional value of approximately $26.9 million.

The following table presents the fair value as of July 31, 2011 of derivative instruments not designated as hedging instruments:

July 31, 2011

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$1	Other liabilities	$200
Stock index futures contracts	Other assets	1,221	Other liabilities	456
Commodity futures contracts	Other assets	514	Other liabilities	1,252
Total		$1,736		$1,908

The following table presents the fair value as of October 31, 2010, of derivative instruments not designated as hedging instruments:

October 31, 2010

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$12	Other liabilities	$1,187
Stock index futures contracts	Other assets	489	Other liabilities	1,415
Commodity futures contracts	Other assets	81	Other liabilities	917
Total		$582		$3,519

The following is a summary of the gains (losses) recognized in income for the three and nine months ended July 31, 2011 and 2010:

	Income Statement Location	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)		2011	2010	2011	2010
Foreign exchange contracts	Gains and (losses) on investments and derivatives	$322	$533	$(1,595)	$663
Stock index futures contracts	Gains and (losses) on investments and derivatives	5,682	1,214	(3,159)	517
Commodity futures contracts	Gains and (losses) on investments and derivatives	239	—	(1,953)	—
Total		$6,243	$1,747	$(6,707)	$1,180

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $13.5 million of the total $15.0 million of committed capital at July 31, 2011. The Company believes the remaining $1.5 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of July 31, 2011 the Company has $7.2 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our diversified product line offers fund shareholders, retail managed account investors, institutional investors and high-net-worth clients a wide range of products and services designed and managed to generate attractive risk-adjusted returns over the long term. Our equity products encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment products cover a broad duration and credit quality range and encompass both taxable and tax-free investments. As of July 31, 2011, we had $199.0 billion in assets under management.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management increased 18 percent in the third quarter of fiscal 2011 relative to the third quarter of fiscal 2010, reflecting strong net flows and positive market action. Gross inflows were well diversified among major investment categories and well balanced between funds and separate accounts. Revenue increased faster than our overall expenses in the third quarter of fiscal 2011, resulting in higher operating margins.

Managed Asset Levels
Average assets under management were $201.2 billion in the third quarter of fiscal 2011 compared to $170.8 billion in the third quarter of fiscal 2010. Our average effective fee rate was 65 basis points in the third quarter of fiscal 2011 compared to 64 basis points in the third quarter of fiscal 2010.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Operating Results
In the third quarter of fiscal 2011, our revenue increased by $54.2 million, or 20 percent, from the third quarter of fiscal 2010. Our operating expenses increased by $17.3 million, or 9 percent, in the same period, reflecting increases in asset-based expenses that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. These increases were partially offset by a decrease in our sales-related expenses, which vary with the level of sales and the acquisition costs of new assets.

Recoverability of our Investments
Our $284.2 million of investments consist primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in collateralized loan obligation (“CLO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. Our investments in non-consolidated CLO entities, which have been the subject of past impairments, totaled $0.6 million on July 31, 2011. We evaluate our investments in CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at July 31, 2011.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the third quarter of fiscal 2011 that would indicate that an impairment loss exists at July 31, 2011.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the third quarter of fiscal 2011 that would indicate that an impairment loss exists at July 31, 2011.

Assets under Management

Assets under management of $199.0 billion on July 31, 2011 were 15 percent higher than the $173.3 billion reported a year earlier, reflecting market price appreciation and positive net inflows. Long-term fund net inflows of $7.0 billion over the last twelve months reflect $8.1 billion of open-end fund and $0.4 billion of closed-end fund net inflows offset by $1.5 billion of private fund net outflows. Private and closed-end fund flows include net reductions in fund leverage of $0.6 billion in the last twelve months. Institutional separate account net inflows were $2.7 billion, high-net-worth separate account net inflows were $0.5 billion and retail managed account net outflows were $0.5 billion over the past twelve months. Market price appreciation, reflecting generally favorable equity and income markets, contributed $16.0 billion to growth in managed assets, while a decrease in cash management assets reduced assets under management by $0.3 billion. Acquired assets contributed $0.3 billion to assets under management.

In prior years we have shown managed assets and flow data by major investment class (equity, fixed income and floating-rate income), using underlying portfolio classification as the primary driver. In the first quarter of fiscal 2011, we began reporting managed assets and flow data by investment mandate, using fund or separate account investment strategy as the primary driver. Concurrent with this change, we added a new “Alternative” category to reflect the growing importance to our business of investment mandates that are designed to exhibit low correlation to stock and bond market performance. The Alternative category includes a range of absolute return and market neutral strategies, as well as commodity-linked investments.

Ending Assets under Management by Investment Mandate(1)

	July 31,
(in millions)	2011	% of Total	2010	% of Total	% Change
Equity	$117,055	59%	$101,358	58%	15%
Fixed income	43,842	22%	44,425	26%	-1%
Floating-rate income	25,586	13%	18,186	10%	41%
Alternative	11,732	6%	8,183	5%	43%
Cash management	815	0%	1,160	1%	-30%
Total	$199,030	100%	$173,312	100%	15%
(1)	Includes funds and separate accounts.

Equity assets under management included $31.1 billion and $30.1 billion of equity funds managed for after-tax returns on July 31, 2011 and 2010, respectively. Fixed income assets included $14.5 billion and $16.9 billion of tax-exempt municipal bond fund assets on July 31, 2011 and 2010, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in millions)	2011	2010		2011	2010
Long-term funds:
Open-end funds	$91	$3,431	-97%	$4,920	$9,597	-49%
Closed-end funds	121	171	-29%	8	301	-97%
Private funds	(144)	(178)	-19%	(1,279)	(1,824)	-30%
Total long-term fund net inflows	68	3,424	-98%	3,649	8,074	-55%
Institutional accounts	1,814	1,534	18%	2,016	3,332	-40%
High-net-worth accounts	(23)	(223)	-90%	325	517	-37%
Retail managed accounts	(4)	85	NM(1)	633	1,179	-46%
Total separate account net inflows	1,787	1,396	28%	2,974	5,028	-41%
Total net inflows	$1,855	$4,820	-62%	$6,623	$13,102	-49%
(1)	Not meaningful (“NM”)

Net inflows totaled $1.9 billion in the third quarter of fiscal 2011 compared to $4.8 billion in the third quarter of fiscal 2010. Open-end fund net inflows of $0.1 billion and $3.4 billion in the third quarter of fiscal 2011 and 2010, respectively, reflect gross inflows of $6.8 billion and $7.9 billion, respectively, net of redemptions of $6.7 billion and $4.5 billion in the third quarter of fiscal 2011 and 2010, respectively. Closed-end fund net inflows in the third quarter of fiscal 2011 reflect an increase in portfolio leverage and reinvested distributions, while closed-end fund net inflows in the third quarter of fiscal 2010 reflect the $200.0 million initial public offering of Eaton Vance Tax-Advantaged Bond and Option Strategy Fund offset by a reduction in portfolio leverage.

Private funds, which include privately offered equity, fixed income and floating-rate income funds as well as CLO entities, had net outflows of $0.1 billion and $0.2 billion in the third quarter of fiscal 2011 and 2010, respectively.

Separate account net inflows totaled $1.8 billion in the third quarter of fiscal 2011 compared to net inflows of $1.4 billion in the third quarter of fiscal 2010. Institutional account net inflows totaled $1.8 billion in the third quarter of fiscal 2011 compared to net inflows of $1.5 billion in the third quarter of fiscal 2010, reflecting gross inflows of $4.3 billion and $2.9 billion in the third quarter of fiscal 2011 and 2010, respectively, net of withdraws of $2.5 billion and $1.4 billion, respectively. High-net-worth account flows reflect gross inflows of $0.5 billion in both the third quarter of fiscal 2011 and 2010, net of withdraws of $0.6 billion and $0.7 billion, respectively. Retail managed account net flows reflect gross inflows of $1.5 billion in both the third quarter of fiscal 2011 and 2010, net of withdraws of $1.5 billion and $1.4 billion, respectively.

The following table summarizes the asset flows by investment category for the three and nine months ended July 31, 2011 and 2010:

Asset Flows

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in millions)	2011	2010		2011	2010
Equity fund assets – beginning	$64,325	$59,740	8%	$58,434	$53,829	9%
Sales/inflows	2,653	2,864	-7%	10,635	9,378	13%
Redemptions/outflows	(3,992)	(2,977)	34%	(12,154)	(9,273)	31%
Exchanges and reclassifications	(25)	(47)	-46%	66	399	-83%
Market value change	(3,317)	(3,772)	-12%	2,663	1,475	81%
Equity fund assets – ending	59,644	55,808	7%	59,644	55,808	7%
Fixed income fund assets – beginning	26,976	27,792	-3%	29,421	26,076	13%
Sales/inflows	1,561	1,603	-3%	4,960	5,206	-5%
Redemptions/outflows	(1,281)	(1,237)	4%	(5,558)	(4,083)	36%
Exchanges and reclassifications	7	21	-67%	(278)	172	NM
Market value change	317	(99)	NM	(965)	709	NM
Fixed income fund assets – ending	27,580	28,080	-2%	27,580	28,080	-2%
Floating-rate income fund assets – beginning	20,223	15,712	29%	16,128	14,361	12%
Sales/inflows	2,025	967	109%	6,958	2,945	136%
Redemptions/outflows	(911)	(705)	29%	(2,406)	(1,943)	24%
Exchanges and reclassifications	2	(672)	NM	181	(735)	NM
Market value change	155	(615)	NM	633	59	973%
Floating-rate income fund assets – ending	21,494	14,687	46%	21,494	14,687	46%
Alternative fund assets – beginning	11,362	4,879	133%	9,995	1,938	416%
Sales/inflows	1,054	3,159	-67%	4,287	6,421	-33%
Redemptions/outflows	(1,041)	(250)	316%	(3,073)	(577)	433%
Exchanges and reclassifications	(21)	37	NM	(74)	89	NM
Market value change	(96)	(124)	-23%	123	(170)	NM
Alternative fund assets – ending	11,258	7,701	46%	11,258	7,701	46%
Total long-term fund assets – beginning	122,886	108,123	14%	113,978	96,204	18%
Sales/inflows	7,293	8,593	-15%	26,840	23,950	12%
Redemptions/outflows	(7,225)	(5,169)	40%	(23,191)	(15,876)	46%
Exchanges and reclassifications	(37)	(661)	-94%	(105)	(75)	40%
Market value change	(2,941)	(4,610)	-36%	2,454	2,073	18%
Total long-term fund assets – ending	119,976	106,276	13%	119,976	106,276	13%
Separate accounts – beginning	79,004	66,602	19%	70,126	57,278	22%
Inflows – institutional	4,336	2,949	47%	9,395	7,519	25%
Outflows – institutional	(2,522)	(1,415)	78%	(7,379)	(4,187)	76%
Inflows – high-net-worth	529	505	5%	2,250	2,204	2%
Outflows – high-net-worth	(552)	(728)	-24%	(1,925)	(1,687)	14%
Inflows – retail managed accounts	1,505	1,488	1%	5,339	5,003	7%
Outflows – retail managed accounts	(1,509)	(1,403)	8%	(4,706)	(3,824)	23%
Exchanges and reclassifications	—	661	NM	4	82	-95%
Market value change	(2,552)	(2,783)	-8%	4,783	3,488	37%
Assets acquired	—	—	NM	352	—	NM
Separate accounts – ending	78,239	65,876	19%	78,239	65,876	19%
Cash management fund assets – ending	815	1,160	-30%	815	1,160	-30%
Assets under management – ending	$199,030	$173,312	15%	$199,030	$173,312	15%

Ending Assets under Management by Asset Class

	July 31,				% Change
(in millions)	2011	% of Total	2010	% of Total
Open-end funds:
Class A	$36,925	18%	$36,648	21%	1%
Class B	1,458	1%	1,907	1%	-24%
Class C	10,198	5%	9,659	5%	6%
Class I	29,833	15%	18,371	11%	62%
Other(1)	1,160	1%	1,052	1%	10%
Total open-end funds	79,574	40%	67,637	39%	18%
Private funds(2)	17,518	9%	16,800	10%	4%
Closed-end funds	23,699	12%	22,999	13%	3%
Total fund assets	120,791	61%	107,436	62%	12%
Institutional separate accounts	38,992	19%	32,008	18%	22%
High-net-worth separate accounts	13,588	7%	10,970	7%	24%
Retail managed accounts	25,659	13%	22,898	13%	12%
Total separate account assets	78,239	39%	65,876	38%	19%
Total	$199,030	100%	$173,312	100%	15%
(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity and bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 61 percent of total assets under management on July 31, 2011, down from 62 percent on July 31, 2010, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 39 percent of total assets under management on July 31, 2011 from 38 percent on July 31, 2010. Fund assets under management increased $5.7 billion, or 5 percent, from $115.1 billion on October 31, 2010, reflecting annualized internal growth before deleveraging of 5 percent, market appreciation of $2.5 billion and net reductions in fund leverage of $0.9 billion. Separate account assets under management increased $8.1 billion, or 12 percent, from $70.1 billion on October 31, 2010, reflecting annualized internal growth of 6 percent, market appreciation of $4.8 billion and assets acquired of $0.3 billion.

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

Average Assets under Management by Asset Class(1)

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in millions)	2011	2010		2011	2010
Open-end funds:
Class A	$38,022	$36,730	4%	$37,894	$36,543	4%
Class B	1,547	1,978	-22%	1,665	2,132	-22%
Class C	10,372	9,447	10%	10,351	8,953	16%
Class I	29,960	16,992	76%	26,949	14,417	87%
Other(2)	1,150	1,066	8%	1,097	1,086	1%
Total open-end funds	81,051	66,213	22%	77,956	63,131	23%
Private funds(3)	17,643	16,832	5%	17,542	17,409	1%
Closed-end funds	24,078	22,835	5%	23,892	23,218	3%
Total fund assets	122,772	105,880	16%	119,390	103,758	15%
Institutional account assets	38,335	31,124	23%	37,051	29,245	27%
High-net-worth account assets	13,921	11,035	26%	13,205	10,933	21%
Retail managed account assets	26,132	22,718	15%	25,112	22,169	13%
Total separate account assets	78,388	64,877	21%	75,368	62,347	21%
Total	$201,160	$170,757	18%	$194,758	$166,105	17%
(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CLO entities.

Results of Operations

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in thousands, except per share data)	2011	2010		2011	2010
Net income attributable to Eaton Vance Corp. shareholders	$68,068	$41,750	63%	$168,082	$123,992	36%
Earnings per share:
Basic	$0.58	$0.35	66%	$1.42	$1.05	35%
Diluted	$0.55	$0.34	62%	$1.35	$0.99	36%
Operating margin	35%	29%	NM	35%	30%	NM

We reported net income attributable to Eaton Vance Corp. shareholders of $68.1 million, or $0.55 per diluted share, in the third quarter of fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $41.8 million, or $0.34 per diluted share, in the third quarter of fiscal 2010. The change in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $54.2 million, or 20 percent, primarily reflecting the 18 percent increase in average assets under management and an increase in other revenue due to higher investment income earned by the Company’s consolidated funds.
•	An increase in expenses of $17.3 million, or 9 percent, due to increases in compensation expense, service fee expense, fund expenses and other corporate expenses.
•	An increase in gains on investments and derivatives of $5.0 million, primarily reflecting an increase in investment gains on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separately managed accounts and a $1.9 million gain recognized upon the sale in the third quarter of fiscal 2011 of the Company’s equity interest in a non-consolidated CLO entity managed by the Company.
•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $2.5 million, reflecting losses incurred by the entity in the third quarter of fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $14.4 million, or 50 percent, primarily reflecting the 55 percent increase in income before taxes quarter-over-quarter partially offset by a decrease in the Company’s effective tax rate for the quarter.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $0.9 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity in the third quarter of fiscal 2011 that are borne by other beneficial interest holders, partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s majority owned subsidiaries.

Weighted average diluted shares outstanding decreased by 2.1 million shares, or 2 percent, reflecting a decrease in both the number of weighted average shares outstanding and in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $168.1 million, or $1.35 per diluted share, in the first nine months of fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $124.0 million, or $0.99 per diluted share, in the first nine months of fiscal 2010. Earnings were reduced $21.5 million, or $0.18 per diluted share, in the first nine months of fiscal 2011 and $11.3 million, or $0.09 per diluted share, in the first nine months of fiscal 2010 by increases in the estimated redemption value of non-controlling interests in our subsidiaries Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”). The increases in the redemption value of these non-controlling interests, which are redeemable at other than fair value, reflect the subsidiaries’ year-over-year profit growth. The remaining increase in net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $147.4 million, or 18 percent, primarily due to the 17 percent increase in average assets under management.
•	An increase in expenses of $58.8 million, or 10 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other corporate expenses.
•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $19.2 million, reflecting losses incurred by the entity in the first nine months of fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $29.8 million, or 33 percent, reflecting the 30 percent increase in income before taxes period-over-period and an increase in the Company’s effective tax rate for the period. The Company’s income before taxes in the first nine months of fiscal 2011 was reduced by losses incurred by the Company’s consolidated CLO entity. These losses are substantially borne by other beneficial interest holders of the CLO entity and therefore not included in the calculation of the Company’s income taxes. The inclusion of these losses in consolidated income before taxes but not in the Company’s calculation of income taxes contributed to an increase in the Company’s effective tax rate period-over-period.

•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $3.1 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity that are borne by other beneficial interest holders, partially offset by increases in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding decreased by 1.4 million shares, or 1 percent, primarily reflecting a decrease in both the number of weighted average shares outstanding and the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

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

The following table provides a reconciliation of operating income to adjusted operating income for the three and nine months ended July 31, 2011 and 2010:

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in thousands)	2011	2010		2011	2010
Operating income	$115,674	$78,762	47%	$335,729	$247,198	36%
Operating income of consolidated funds and CLO entity	88	1,532	-94%	(12,684)	(469)	NM
Closed-end fund structuring fees	—	2,583	NM	—	2,583	NM
Stock-based compensation(1)	12,655	11,852	7%	40,184	36,897	9%
Adjusted operating income	$128,417	$94,729	36%	$363,229	$286,209	27%
Adjusted operating margin	39%	35%		38%	35%
(1)	Excludes stock-based compensation associated with phantom stock granted to Directors, which is settled in cash.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 65 basis points in both the third quarter and first nine months of fiscal 2011 compared to 64 and 65 basis points in the third quarter and first nine months of fiscal 2010, respectively.

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in thousands)	2011	2010		2011	2010
Investment advisory and administration fees	$262,067	$214,752	22%	$756,471	$637,280	19%
Distribution and underwriter fees	26,432	24,341	9%	79,900	74,041	8%
Service fees	37,426	34,243	9%	111,249	102,686	8%
Other revenue	1,378	(257)	NM	17,808	4,060	339%
Total revenue	$327,303	$273,079	20%	$965,428	$818,067	18%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and the separate accounts we manage, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administration fees represented 80 percent and 78 percent of total revenue in the third quarter and first nine months of fiscal 2011, respectively, compared to 79 percent and 78 percent in the third quarter and first nine months of fiscal 2010, respectively.

The increase in investment advisory and administration fees of 22 percent, or $47.3 million, in the third quarter of fiscal 2011 over the same period a year earlier can be primarily attributed to an 18 percent increase in average assets under management and an increase in our fund effective investment advisory and administration fee rate. Fund assets, which had an average effective fee rate of 66 basis points in the third quarter of fiscal 2011 compared to 63 basis points in the third quarter of fiscal 2010, decreased to 61 percent of total assets under management on July 31, 2011 from 62 percent of total assets under management on July 31, 2010, while separately managed account assets, which had an average effective fee rate of 30 basis points in both the third quarter of fiscal 2011 and 2010, increased to 39 percent of total assets under management on July 31, 2011 from 38 percent of total assets under management on July 31, 2010.

The increase in investment advisory and administration fees of 19 percent, or $119.2 million, in the first nine months of fiscal 2011 over the same period a year earlier can be primarily attributed to a 17 percent increase in average assets under management.

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

Distribution plan payments increased 12 percent, or $2.5 million, to $23.9 million in the third quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class A, Class C and Class R fund assets subject to distribution fees partially offset by decreases in Class B and certain private equity fund assets subject to distribution fees. Class A share distribution fees increased by 4 percent to $0.2 million, reflecting an increase in average Class A share assets subject to distribution fees. Class C share distribution fees increased by 22 percent, or $3.3 million, to $18.6 million, reflecting an increase in average Class C share assets under management. Class R share distribution fees increased by 23 percent, or $0.1 million, to $0.3 million, reflecting an increase in average Class R share assets under management. Class B share distribution fees decreased by 20 percent, or $0.9 million, to $3.6 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 1 percent to $1.1 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $2.5 million in the third quarter of fiscal 2011, a decrease of 15 percent, or $0.4 million, from the same period a year earlier, primarily reflecting a decrease of $0.7 million in underwriter fees received on sales of Class A shares offset by an increase of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments increased 11 percent, or $6.9 million, to $71.8 million in the first nine months of fiscal 2011 over the same period a year earlier, reflecting an increase in average Class C and Class R fund assets subject to distribution fees partially offset by decreases in average Class B and certain private equity fund assets subject to distribution fees and a change in fee structure in certain Class A shares previously subject to distribution fees. Class C share distribution fees increased by 22 percent, or $10.2 million, to $55.4 million, reflecting an increase in average Class C share assets under management. Class R share distribution fees increased by 21 percent, or $0.1 million, to $0.9 million, reflecting an increase in average Class R share assets under management subject to distribution fees. Class A share distribution fees decreased by 40 percent, or $0.4 million, to $0.6 million, reflecting a change in fee structure in certain Class A shares previously subject to distribution fees. Class B share distribution fees decreased by 20 percent, or $2.8 million, to $11.3 million, reflecting a decrease in average Class B share assets under management. Private fund distribution fees decreased by 5 percent, or $0.2 million, to $3.6 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $8.1 million in the first nine months of fiscal 2011, a decrease of 12 percent, or $1.1 million, from the same period a year earlier, primarily reflecting a decrease of $2.0 million in underwriter fees received on sales of Class A shares offset by an increase of $0.8 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees
Service fees, which are paid to Eaton Vance Distributors, Inc. (“EVD”) pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific share classes of the funds (principally Classes A, B, C and R). Certain private funds and Class I shares of certain funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue increased 9 percent, or $3.2 million, to $37.4 million in the third quarter of fiscal 2011 over the same period a year earlier, primarily reflecting a 4 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate. The increase in our average effective service fee revenue rate can be attributed to the increase in average Class A share assets under management subject to above-average service fee rates.

Service fee revenue increased 8 percent, or $8.6 million, to $111.2 million in the first nine months of fiscal 2011 over the same period a year earlier, primarily reflecting a 4 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate attributable to the increase in average Class A share assets under management subject to above-average service fee rates.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, sublease income and investment income earned by consolidated funds, increased by $1.6 million in the third quarter of fiscal 2011 over the same period a year ago, primarily reflecting a decrease in net investment losses on securities held in the portfolios of consolidated funds. Other revenue in the third quarter of fiscal 2011 includes $0.2 million of net investment income (net gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $1.3 million of net investment losses in the third quarter of fiscal 2010.

Other revenue increased by $13.7 million in the first nine months of fiscal 2011 over the same period a year ago, primarily reflecting an increase in net investment income recognized on securities held in the portfolios of consolidated funds. Other revenue in the first nine months of fiscal 2011 includes $14.1 million of net investment income related to consolidated funds for the period during which they were consolidated, compared to $0.9 million of net investment income in the first nine months of fiscal 2010.

Expenses

Operating expenses increased by 9 percent, or $17.3 million, in the third quarter of fiscal 2011 over the same period a year earlier and by 10 percent, or $58.8 million, in the first nine months of fiscal 2011 over the same period a year earlier, reflecting increases in substantially all expense categories as more fully described below.

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in thousands)	2011	2010		2011	2010
Compensation of officers and employees:
Cash compensation	$82,059	$74,204	11%	$248,528	$223,905	11%
Stock-based compensation	12,654	11,875	7%	40,392	37,137	9%
Total compensation of officers and employees	94,713	86,079	10%	288,920	261,042	11%
Distribution expense	33,733	33,771	0%	100,087	93,480	7%
Service fee expense	32,222	28,906	11%	94,331	86,635	9%
Amortization of deferred sales commissions	8,503	9,187	-7%	28,496	25,522	12%
Fund expenses	8,099	6,267	29%	17,660	15,663	13%
Other expenses	34,359	30,107	14%	100,205	88,527	13%
Total expenses	$211,629	$194,317	9%	$629,699	$570,869	10%

Compensation of officers and employees
Compensation expense increased by 10 percent, or $8.6 million, in the third quarter of fiscal 2011 over the same quarter a year earlier, reflecting increases in base salaries and employee benefits, operating income-based incentives and stock-based compensation partially offset by a decrease in sales-based and revenue-based incentives and other compensation. Base salaries and employee benefits increased by 8 percent, or $3.1 million, primarily reflecting increases in base salaries associated with a 6 percent increase in headcount, annual merit increases and an increase in payroll taxes. Operating income-based incentives increased by 37 percent, or $8.3 million, primarily reflecting a 36 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 7 percent, or $0.8 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Sales and revenue-based incentives decreased by 19 percent, or $2.8 million, primarily reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates and a decrease in gross sales of long-term funds. Other compensation decreased by 207 percent, or $0.6 million, primarily reflecting a decrease in signing bonuses and other compensation expense.

Compensation expense increased by 11 percent, or $27.9 million, in the first nine months of fiscal 2011 over the same period a year earlier, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation partially offset by a decrease in sales and revenue-based incentives. Base salaries and employee benefits increased by 8 percent, or $9.0 million, primarily reflecting increases in base salaries associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in base compensation and operating income-based incentives. Operating income-based incentives increased by 27 percent, or $17.9 million, primarily reflecting a 27 percent increase in pre-bonus adjusted operating income. Stock-based compensation increased by 9 percent, or $3.3 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation increased by 24 percent, or $0.3 million, primarily reflecting an increase in severance costs partially offset by a decrease in other compensation expense. Sales and revenue-based incentives decreased by 6 percent, or $2.6 million, primarily reflecting by a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates partially offset by an increase in gross sales of long-term funds.

Distribution expense
Distribution expense consists primarily of ongoing payments made to intermediaries for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, compensation arrangements associated with our closed-end funds, marketing support arrangements with our distribution partners and other distribution expenses.

Distribution expense totaled $33.7 million in both the third quarter of fiscal 2011 and 2010. Class C share distribution fees increased by 16 percent, or $1.9 million, to $13.5 million in the third quarter of fiscal 2011, reflecting an increase in Class C share assets held more than one year on which these fees are paid. Class A share commissions decreased by 48 percent, or $1.4 million, to $1.5 million, reflecting a decrease in certain Class A sales on which we pay a commission. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners increased by 19 percent, or $1.7 million, to $10.7 million in the third quarter of fiscal 2011 over the same period a year earlier, reflecting the increase in average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Compensation arrangements associated with our closed-end funds increased by 7 percent, or $0.3 million, to $4.4 million in the third quarter of fiscal 2011, reflecting an increase in closed-end fund assets subject to these arrangements. Other distribution expenses increased by 1 percent to $3.6 million in the third quarter of fiscal 2011, primarily reflecting expansion of the Company’s marketing programs partially offset by a decrease in literature and other promotional expenses. Operating results for the third quarter of fiscal 2010 included $2.6 million of closed-end fund structuring fees.

Distribution expense increased by 7 percent, or $6.6 million, to $100.1 million in the first nine months of fiscal 2011 over the same period a year earlier, primarily reflecting increases in marketing expenses associated with intermediary marketing support payments, Class C share distribution fees, compensation arrangements associated with our closed-end funds and other marketing expenses, partially offset by a decrease in Class A share commissions. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners increased by 16 percent, or $4.3 million, to $31.1 million in the first nine months of fiscal 2011 over the same period a year earlier, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class C share distribution fees increased by 13 percent, or $4.5 million, to $38.6 million in the first nine months of fiscal 2011, reflecting an increase in Class C share assets held more than one year on which these fees are paid. Compensation arrangements associated with our closed-end funds increased by 4 percent, or $0.5 million, to $13.1 million in the first nine months of fiscal 2011, reflecting an increase in closed-end fund assets subject to these arrangements. Other distribution expenses increased by 53 percent, or $4.3 million, to $12.4 million in the first nine months of fiscal 2011, primarily reflecting expansion of the Company’s marketing programs. Class A share commissions decreased by 48 percent, or $4.4 million, to $4.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Operating results for the first nine months of fiscal 2010 included $2.6 million of closed-end fund structuring fees.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, and C), as well as certain private funds. Service fee expense increased by 11 percent, or $3.3 million, in the third quarter of fiscal 2011 over the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 9 percent, or $7.7 million, in the first nine months of fiscal 2011 over the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 7 percent in the third quarter of fiscal 2011 over the same period a year earlier, reflecting a decrease in average Class B share and certain private fund deferred sales commissions. In the third quarter of fiscal 2011, 19 percent of total amortization related to Class B shares, 68 percent to Class C shares and 13 percent to privately offered equity funds. In the third quarter of fiscal 2010, 20 percent of total amortization related to Class B shares, 62 percent to Class C shares and 18 percent to privately offered equity funds.

Amortization expense increased 12 percent in the first nine months of fiscal 2011 compared to the same period a year earlier, reflecting an increase in average Class C share deferred sales commissions partially offset by a decrease in average Class B and certain private fund deferred sales commissions.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 29 percent, or $1.8 million, in the third quarter of fiscal 2011 over the same period a year earlier, reflecting an increase in subadvisory fees paid partially offset by a decrease in other fund-related expenses. The increase in subadvisory expenses can be attributed to an increase in the average assets under management of sponsored funds that are subadvised by outside managers. The decrease in other fund-related expenses can be primarily attributed to decreases in the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Fund expenses increased by 13 percent, or $2.0 million, in the first nine months of fiscal 2011 over the same period a year earlier, reflecting an increase in subadvisory fees partially offset by a decrease in other fund-related expenses. The increase in subadvisory fees can be attributed to an increase in the average assets under management of funds that are subject to subadvisory arrangements. The decrease in other fund-related expenses can be attributed to a decrease in fund subsidies and a decrease in the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses
Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 14 percent, or $4.3 million, in the third quarter of fiscal 2011 over the same period a year earlier, primarily reflecting increases in facilities-related expenses of $0.4 million, information technology expense of $2.4 million, professional services of $1.0 million, communications expense of $0.2 million and other corporate expenses of $0.7 million, partially offset by a decrease in travel expense of $0.4 million. The increase in facilities-related expenses can be attributed to an increase in building expenses. The increase in information technology expense can be attributed to an increase in data services, system maintenance and repairs, and other information technology consulting expenses. The increase in professional services can be attributed to an increase in external legal, while the increase in communications expense can be primarily attributed to an increase in telephone and cable expense as well as corporate office supplies. The increase in other corporate expenses reflects increases in other general corporate expenses, including the amortization of intangible assets and other corporate taxes, and the inclusion of $0.1 million of general operating expenses of the consolidated CLO entity. The decrease in travel expense can be attributed to a decrease in general travel accruals.

Other expenses increased by 13 percent, or $11.7 million, in the first nine months of fiscal 2011 over the same period a year earlier, primarily reflecting increases in travel expense of $0.8 million, facilities-related expenses of $1.1 million, information technology expense of $5.0 million, professional services of $2.6 million, communications expense of $0.3 million and other corporate expenses of $1.8 million. The increase in travel expense can be attributed to both an increase in travel activity and an increase in hotel and air travel costs. The increase in facilities-related expenses can be attributed to an increase in building expenses and general depreciation expense. The increase in information technology expense can be attributed to an increase in data services, system maintenance and repairs and other information technology consulting expenses. The increase in professional services can be attributed to an increase in external legal consulting, while the increase in communications expense can be primarily attributed to an increase in telephone and cable expense as well as corporate office supplies. The increase in other corporate expenses reflects increases in other general corporate expenses, including the amortization of intangible assets and other corporate taxes, and the inclusion of $0.3 million of general operating expenses of the consolidated CLO entity.

Other Income and Expense

	Three Months Ended July 31,		% Change	Nine Months Ended July 31,		% Change
(in thousands)	2011	2010		2011	2010
Interest income	$719	$719	0%	$2,264	$2,205	3%
Interest expense	(8,414)	(8,413)	0%	(25,239)	(25,240)	0%
Net gains on investments and derivatives	6,322	1,313	381%	5,274	5,405	-2%
Foreign currency gains (losses)	306	(22)	NM	(277)	312	NM
Other income (expense) of consolidated collateralized loan obligation entity:
Interest income	5,268	—	NM	15,844	—	NM
Interest expense	(3,999)	—	NM	(9,546)	—	NM
Net losses on investments and note obligations	(3,814)	—	NM	(25,539)	—	NM
Total other expense	$(3,612)	$(6,403)	-44%	$(37,219)	$(17,318)	115%

Interest income was substantially unchanged in the third quarter and first nine months of fiscal 2011 compared to the same periods a year ago, primarily reflecting an increase in average cash balances offset by a decrease in interest rates.

Interest expense was flat year-over-year for both the three and nine month periods, reflecting constant levels of interest accrued on our fixed-rate senior notes.

In the third quarter of fiscal 2011, we recognized net gains on investments totaling $6.3 million, primarily reflecting investment gains on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separately managed accounts and a $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company, partially offset by losses on seed investments in separately managed accounts.

In the first nine months of fiscal 2011, we recognized net gains on investments totaling $5.3 million, primarily reflecting a $5.5 million gain recognized upon the sale of the Company’s equity investment in Lloyd George Management, a $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company and investment gains on seed investments in separately managed accounts, partially offset by losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separate accounts.

Other income (expense) of the Company’s consolidated CLO entity totaled $(2.5) million and $(19.2) million in the third quarter and first nine months of fiscal 2011, respectively, primarily reflecting adjustments to the fair market value of the note obligations issued by the entity.

Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates) was 38.7 percent and 39.9 percent in the third quarter and first nine months of fiscal 2011, respectively, compared to 39.9 percent and 38.9 percent in the third quarter and first nine months of fiscal 2010. The decrease in our overall effective tax rate in the third quarter of fiscal 2011 over the same period a year ago can be primarily attributed to a decrease in our effective state tax rate. The increase in our overall effective tax rate in the first nine months of fiscal 2011 over the same period a year ago can be primarily attributed to the losses incurred by the Company’s consolidated CLO entity, which are substantially borne by other beneficial interest holders and therefore not included in the calculation of the Company’s income taxes.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the third quarter of fiscal 2011 primarily reflects our 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor: Eaton Vance Tax-Advantaged Bond Strategies Intermediate Term Fund, Eaton Vance Option Absolute Return Strategy Fund, Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund and Eaton Vance Short Term Real Return Fund. Equity in net income of affiliates, net of tax, increased by $0.2 million and $2.1 million, respectively, in the third quarter and first nine months of fiscal 2011 over the same periods a year earlier, primarily due to an increase in the net income of the private equity partnership.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $0.9 million in the third quarter of fiscal 2011 from the same period a year earlier, primarily reflecting losses substantially borne by other beneficial interest holders of the consolidated CLO entity partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s majority owned subsidiaries and consolidated funds.

Net income attributable to non-controlling and other beneficial interests decreased by $3.1 million in the first nine months of fiscal 2011 from the same period a year earlier, reflecting losses substantially borne by other beneficial interest holders of the consolidated CLO entity of $22.1 million partially offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and increases in the estimated redemption values of the non-controlling interest in our subsidiaries Parametric Portfolio Associates and Parametric Risk Advisors. The annual adjustments made to the estimated redemption values of non-controlling interests in our majority owned subsidiaries reflect the subsidiaries’ profit growth. In the first nine months of fiscal 2011, the adjustments for Parametric Portfolio Associates and Parametric Risk Advisors totaled $19.1 million and $2.4 million, respectively, compared to adjustments of $2.3 million and $9.1 million, respectively, made in the first nine months of fiscal 2010. Accounting standards require that redeemable non-controlling interests be carried at redemption value each reporting period, and that the net change in the redemption value of non-controlling interests redeemable at other than fair value be recognized as a component of net income attributable to non-controlling and other beneficial interests in our Consolidated Statements of Income.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on July 31, 2011 and October 31, 2010 and for the nine months ended July 31, 2011 and 2010.

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2011	October 31, 2010
Balance sheet data:
Assets:
Cash and cash equivalents	$502,262	$307,886
Investment advisory fees and other receivables	137,525	129,380
Total liquid assets	$639,787	$437,266
Investments	$284,199	$334,409
Liabilities:
Debt	$500,000	$500,000

	Nine Months Ended July 31,
(in thousands)	2011	2010
Cash flow data:
Operating cash flows	$123,672	$190,250
Investing cash flows	105,828	(18,928)
Financing cash flows	(35,479)	(96,663)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 48 percent and 35 percent of total assets attributable to Eaton Vance Corp. shareholders (excluding those assets identified as assets of the consolidated CLO entity) on July 31, 2011 and October 31, 2010, respectively. Although the Company’s seed investments in consolidated funds and separate accounts are primarily held in daily liquid instruments, these seed investments are not classified as liquid assets because they may be longer term in nature.

The $202.5 million increase in liquid assets in the first nine months of fiscal 2011 can be attributed to an increase in cash and cash equivalent balances of $194.4 million and an increase in investment advisory fees and other receivables of $8.1 million. The increase in cash and cash equivalent balances in the first nine months of fiscal 2011 primarily reflects net cash provided by operating activities of $123.7 million, net proceeds from the sale of available-for-sale securities of $118.6 million, net inflows into consolidated funds from non-controlling interest holders of $112.5 million and proceeds from the issuance of Non-Voting Common Stock of $36.5 million offset by the payment of $64.1 million of dividends to shareholders, the repurchase of $118.9 million of Non-Voting Common Stock, the purchase of $8.9 million of equipment and leasehold improvements, and $11.6 million in contingent payments to the sellers of Tax Advantaged Bond Strategies (“TABS”) in the second quarter of fiscal 2011. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of the third quarter of fiscal 2011 compared to the end of fiscal 2010.

On July 31, 2011, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On July 31, 2011, we had no borrowings under our revolving credit facility. We were in compliance with all debt covenants as of July 31, 2011.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $123.7 million in the first nine months of fiscal 2011, and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

During the first quarter of fiscal 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund distribution expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund distribution expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in the first quarter of fiscal 2011.

Contractual Obligations

The following table details our future contractual obligations as of July 31, 2011:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$416	$19	$60	$38	$299
Senior notes	500	—	—	—	500
Interest payment on senior notes	211	33	65	65	48
Investment in private equity partnership	2	2	—	—	—
Unrecognized tax benefits(2)	11	2	9	—	—
Total	$1,140	$56	$134	$103	$847
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	23	3	6	6	8
Total contractual obligations of consolidated CLO	$523	$3	$6	$6	$508
(1)	Minimum payments have not been reduced by minimum sublease rentals of $4.9 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.5 million as of July 31, 2011, and the remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Atlanta Capital, Parametric Portfolio Associates and Parametric Risk Advisors are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our balance sheet as of July 31, 2011. We have recorded the current-quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current-quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $89.2 million on July 31, 2011 compared to $67.0 million on October 31, 2010.

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

In April 2011, the non-controlling holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for $4.3 million. The transaction increased our ownership interest from 94.3 percent to 94.8 percent when the payment was made in May. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In June 2011, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell an additional interest in Parametric Risk Advisors for $2.3 million. The transaction increased our ownership interest from 51 percent to 60 percent when the payment was made in July. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

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

Cash provided by operating activities totaled $123.7 million in the first nine months of fiscal 2011, a decrease of $66.6 million from the $190.3 million reported in the first nine months of fiscal 2010. The decrease in net cash provided by operating activities year over year reflects significant seed investments made in consolidated funds and separate accounts in the first nine months of fiscal 2011 partially offset by an increase in net income, the receipt of a federal income tax refund of $85.0 million in the first three months of fiscal 2011 associated with a change in tax accounting and adjustments during the period totaling $10.2 million relating to the consolidated CLO entity in the first nine months of fiscal 2011.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate. Cash provided by investing activities totaled $105.8 million in the first nine months of fiscal 2011 compared to cash used for investing activities of $18.9 million in the first nine months of fiscal 2010.

In the first nine months of fiscal 2011, additions to equipment and leasehold improvements totaled $8.9 million, compared to $8.0 million in the first nine months of fiscal 2010. In the first nine months of fiscal 2011 and 2010, respectively, the Company made $11.6 million and $8.8 million in contingent payments to the sellers of TABS under the terms of the 2009 acquisition agreement. In the first nine months of fiscal 2011, net purchases and sales of available-for-sale investments contributed $118.6 million to investing cash flows, compared to a use of cash of $10.2 million in the comparable period a year earlier. Net purchases and sales of investments by the Company’s CLO entity increased cash provided by investing activities by $9.4 million in the first nine months of fiscal 2011.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated funds and cash paid to meet redemptions by non-controlling interest holders of these funds. Cash used for financing activities totaled $35.5 million in the first nine months of fiscal 2011 compared to $96.7 million in the first nine months 2010.

In the first nine months of fiscal 2011, we repurchased and retired 3.8 million shares of our Non-Voting Common Stock for $118.9 million under our authorized repurchase programs and issued 2.8 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $36.5 million. We have authorization to purchase an additional 7.7 million shares under our current share repurchase authorization and anticipate that repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.54 in the first nine months of fiscal 2011, compared to $0.48 in the first nine months of fiscal 2010. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

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

Accounting Developments

Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update regarding the presentation of comprehensive income. Under this new guidance, an entity will have the option to present the components of net income and comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present other comprehensive income in the statement of shareholders’ equity. The new guidance does not change the items that must be included in other comprehensive income. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is required to be applied retrospectively. The new guidance is effective for the Company on November 1, 2012. The adoption of this new guidance will not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurements
In May 2011, the FASB issued an update regarding fair value measurements and disclosures. The amendments in the update result in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Requirements. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements and clarify the Board’s intent about the application of existing fair value measurements and disclosure requirements. In some instances, the amendments change principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The adoption of this new guidance will not have a material effect on the company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2010.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter 2011:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2011 through May 31, 2011	500,072	$32.10	500,072	2,220,293
June 1, 2011 through June 30, 2011	625,773	$29.62	625,773	1,594,520
July 1, 2011 through July 31, 2011	635,222	$29.07	635,222	7,690,000
Total	1,761,067	$30.13	1,761,067	7,690,000
(1)	We announced a share repurchase program on January 15, 2010, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on July 13, 2011. A total of 6,730,702 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on July 13, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws.

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
DATE: September 8, 2011
/s/ Robert J. Whelan (Signature) Robert J. Whelan Chief Financial Officer

DATE: September 8, 2011
/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Accounting Officer