Form 10-Q/A
period 2011-07-31
EATON VANCE CORP
filed 2011-09-22
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Shares outstanding as of July 31, 2011:
Voting Common Stock – 399,240 shares
Non-Voting Common Stock – 116,929,735 shares

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Eaton Vance Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 8, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  No other changes have been made to the Form 10-Q, and this Amendment No. 1 has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer *
31.2	Certification of Chief Financial Officer *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101
Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail.**

*	Previously filed or furnished
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 22, 2011
/s/Robert J. Whelan
(Signature)
Robert J. Whelan
Chief Financial Officer

DATE: September 22, 2011
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Accounting Officer