Form 10-K
period 2011-10-31
EATON VANCE CORP
filed 2011-12-21
CIK 350797

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $33.77 on April 30, 2011 on the New York Stock Exchange was $3,885,082,674. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2011
Non-Voting Common Stock, $0.00390625 par value	115,223,827
Voting Common Stock, $0.00390625 par value	399,240

Eaton Vance Corp.

Form 10-K
For the Fiscal Year Ended October 31, 2011

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

Item 1. Business

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a powerful marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of October 31, 2011, we had $188.2 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisors, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. We manage investments for a broad range of clients in the institutional and high-net-worth marketplace, including corporations, endowments, foundations, family offices and public and private employee retirement plans.

We conduct our investment management business through six wholly owned affiliates, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”), Eaton Vance Trust Company (“EVTC”), and Fox Asset Management LLC (“Fox Asset Management”), and three other consolidated subsidiaries, Atlanta Capital Management Company, LLC (“Atlanta Capital Management”), Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”). EVM, BMR, EVIC, Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker/dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited, (“EVS”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets and sells our products in Asia Pacific. We are headquartered in Boston, Massachusetts. Our affiliates and subsidiaries have offices in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; New York, New York; London, England; and Singapore. Our sales representatives operate throughout the United States, and in Europe, Asia Pacific and Latin America. We are represented in the Middle East and Australia through agreements with third-party distributors.

Company History and Development

We have been in the investment management business for eighty-seven years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Eaton Vance Corp. was incorporated in Maryland in 1990. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for institutional and high-net-worth investors.

In fiscal 2001 we acquired controlling interests in Atlanta Capital Management and Fox Asset Management, investment management firms focusing, respectively, on growth and value equity investment styles. In fiscal 2003, we acquired a controlling interest in Parametric Portfolio Associates, a leader in structured portfolio management. Parametric Portfolio Associates offers three principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; overlay portfolio management for separate accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management; and rules-based active portfolio management, with a primary focus on emerging market equity. Parametric Portfolio Associates’ clients include family offices, individual high-net-worth investors, financial intermediaries, institutional investors and mutual funds.

In fiscal 2004, 2005, 2006 and 2011 we completed a series of acquisitions aimed at expanding our management of investment portfolios for high-net-worth individuals through EVIC. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston, Massachusetts. We acquired the management contracts of Weston Asset Management in fiscal 2005, the management contracts of Voyageur Asset

Management (MA) Inc. in fiscal 2006 and the management contracts of Pelican Investment Management, Inc. in fiscal 2011.

In fiscal 2007, Parametric Portfolio Associates merged Parametric Risk Advisors, a newly formed Parametric Portfolio Associates’ affiliate, with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut. The merger extended Parametric Portfolio Associates’ structured portfolio management offerings to include investment programs utilizing equity and equity index options and other derivatives.

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

In November 2010, we acquired the assets of Managed ETFs LLC, an intellectual property company holding issued and pending patents relating principally to a method for trading exchange-traded funds (“ETFs”) based on a reference future net asset value (“NAV”) of the fund. In NAV-based trading, fund shares are purchased and sold on an exchange throughout the day at market-determined spreads to the fund’s ending NAV on that day.

In October 2011, we announced the formation of a wholly owned subsidiary, Navigate Fund Solutions LLC (“Navigate Fund Solutions”), to commercialize NAV-based trading of ETFs and develop exchange-traded managed funds (“ETMFs”). ETMFs are actively managed exchange-traded funds utilizing NAV based-trading. ETMFs seek to provide the shareholder protections and operating efficiencies of the ETF structure to active investment strategies, while maintaining the confidentiality of portfolio trading information. ETMFs eliminate the need for portfolio transparency to achieve tight trading markets in fund shares by utilizing NAV-based trading. Compared to conventional actively managed mutual funds, ETMFs offer the promise of consistently lower expenses and consistently improved performance and tax efficiency. Navigate Fund Solutions is in the process of pursuing U.S. regulatory approval of ETMFs and NAV-based trading, the timing and likelihood of which is uncertain. If approved, Navigate Fund Solutions intends to pursue a two-part commercialization strategy: first, launching a family of Eaton Vance-sponsored ETMFs that mirror existing mutual funds, and second, licensing the associated intellectual property to other fund groups.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity, fixed and floating-rate income, and alternative investment mandates. The following tables show assets under management by vehicle and investment mandate for the dates indicated:

	Ending Assets Under Management by Vehicle at October 31,
(in millions)	2011	2010	2009
Fund assets:
Open-end funds	$72,221	$73,567	$56,844
Closed-end funds	22,749	24,032	23,162
Private funds	17,404	17,518	17,612
Total fund assets	112,374	115,117	97,618
Separate account assets:
Institutional accounts	38,003	34,593	26,723
High-net-worth accounts	13,256	11,883	10,137
Retail managed accounts	24,571	23,650	20,418
Total separate account assets	75,830	70,126	57,278
Total	$188,204	$185,243	$154,896

	Ending Assets Under Management by Investment Mandate at October 31,
(in millions)	2011	2010	2009
Equity	$108,859	$107,500	$94,716
Fixed income	43,741	46,127	41,066
Floating-rate income	24,322	20,003	15,355
Alternative	10,612	10,474	2,345
Cash management	670	1,139	1,414
Total	$188,204	$185,243	$154,896

In prior years, we reported managed assets grouped by investment class (equity, fixed income and floating-rate income), based on the classification of underlying portfolio assets. In fiscal 2011, we began reporting managed assets by investment mandate, using fund or separate account investment strategy as the primary driver. Concurrent with this change, we added a new “Alternative” category to reflect the growing importance to our business of investment mandates that are designed to exhibit low correlation to stock and bond market performance. The alternative category includes a range of absolute return strategies, as well as commodity-linked investments.

Open-end funds represented 39 percent of our total assets under management on October 31, 2011, while closed-end and private funds represented 12 percent and 9 percent, respectively. Institutional, high-net-worth and retail managed account assets represented 20 percent, 7 percent and 13 percent of total assets under management, respectively, on October 31, 2011. As shown in the table above, our asset base is broadly diversified, with 58 percent of total assets under management in equity mandates, 23 percent in fixed income mandates, 13 percent in floating-rate income mandates and 6 percent in alternative mandates on October 31, 2011. This diversification provides us the opportunity to address a wide range of investor needs and to offer products and services suited for all market environments.

We are a leading provider of tax-managed equity funds, municipal income funds and tax-efficient equity and income separate accounts. We have developed and implemented a range of strategies for investors seeking to minimize the effect of taxes on their investment returns, and are a market leader in this area. As of October 31, 2011, we managed $73.7 billion in funds and accounts managed for after-tax returns.

Open-end Funds
As of October 31, 2011, we managed 100 open-end funds, including 10 tax-managed equity funds, 30 non-tax-managed equity funds, 32 state and national municipal income funds, 14 taxable fixed income and cash management funds, 5 floating-rate bank loan funds and 9 alternative funds.

As noted above, we are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $7.2 billion in open-end tax-managed equity fund assets under management on October 31, 2011. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, small-cap value, small-cap, international, emerging markets, equity asset allocation and global dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds, and sector-specific funds. Also included in the category are 3 hybrid funds that generally hold both equities and income securities. Assets under management in non-tax-managed equity funds totaled $23.7 billion on October 31, 2011.

With two distinct municipal teams, one in Boston and the TABS group in New York, we offer one of the broadest municipal income fund families in the industry, with 9 national and 23 state-specific funds in 20 different states. As of October 31, 2011, we managed $10.2 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, high grade bonds, high yield bonds and cash instruments. Assets under management in open-end taxable income funds totaled $10.3 billion on October 31, 2011.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $11.7 billion on October 31, 2011.

As noted above, the alternative category includes a range of absolute return strategies, as well as commodity-linked investments. In fiscal 2010 we experienced strong net flows into our flagship absolute return fund, Eaton Vance Global Macro Absolute Return Fund, until closing the fund to new investors on October 1, 2010 due to concerns about investment capacity. Largely as the result of investments in our infrastructure and the further developments of the markets in which this fund invests, we were able reopen the fund to new investors in October 2011. We currently offer 5 absolute return funds in the U.S. and a version of the global macro strategy that we sell to fund investors outside of the United States. Assets under management in alternative funds totaled $9.1 billion on October 31, 2011.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $353.8 million at October 31, 2011.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2011, managed assets in our funds sold outside the U.S. totaled $3.0 billion.

As of October 31, 2011, 27 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 10 equity and 17 income funds. A good source of performance-related information and overall performance history of our funds is the Company’s website, www.eatonvance.com. On the Company’s website, investors can obtain the most current publicly available information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, historical performance, expenses and MorningstarTM ratings.

Closed-end Funds
Our family of closed-end funds includes 21 municipal bond funds, 11 domestic and global equity income funds, 3 bank loan funds and 2 multi-sector income funds. As of October 31, 2011, we managed $22.7 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

In fiscal 2008, consistent with broad market experience, our closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have taken action to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings and through creation of tender option bonds by certain municipal funds. As of October 31, 2011, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke, a reduction of 78 percent. We continue to work to develop and implement replacement financing solutions to our funds’ remaining APS.

Private Funds
The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors and equity, floating-rate bank loan and fixed income funds offered to institutional investors. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $9.6 billion in assets under management as of October 31, 2011. Assets under management in institutional equity, bank loan and fixed income funds, which include cash instrument collateralized loan obligation (“CLO”) entities, collective trusts and leveraged and unleveraged loan funds, totaled $7.8 billion as of October 31, 2011, including $2.4 billion of assets in CLO entities.

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

Institutional separate account assets under management totaled $38.0 billion at October 31, 2011.

High-net-worth Separate Accounts
We offer high-net-worth and family office clients personalized investment counseling services through EVIC and Parametric Portfolio Associates. At EVIC, investment counselors assist our clients in establishing long-term financial programs and implementing strategies for achieving them. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston. In fiscal 2005, we acquired the management contracts of Weston Asset Management; in fiscal 2006 we acquired the management contracts of Voyageur Asset Management (MA) Inc.; and in fiscal 2011 we acquired the management contracts of Pelican Investment Management, Inc.

Parametric Portfolio Associates is a leading manager of tax-efficient core equity portfolios for family offices and high-net-worth individuals. In fiscal 2007, Parametric Portfolio Associates formed Parametric Risk Advisors to extend Parametric Portfolio Associates’ offerings for the high-net-worth and family office market to include investment programs that utilize overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets totaled $13.3 billion at October 31, 2011, $4.2 billion of which are managed by EVIC and $9.1 billion of which are managed by Parametric Portfolio Associates and Parametric Risk Advisors.

Retail Managed Accounts
We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates, TABS and certain strategic partners, and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 60 retail managed account broker/dealer programs. According to Cerrulli Associates, an investment research firm, Eaton Vance currently ranks as the fourth largest manager of retail managed account assets. Our retail managed account assets totaled $24.6 billion at October 31, 2011.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers to all but one of the Eaton Vance-sponsored funds. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser to Eaton Vance Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Eagle Global Advisors L.L.C., an independent investment management company based in Houston, Texas, acts as a sub-adviser to Eaton Vance Tax-Managed International Equity Fund. Richard Bernstein Advisors LLC, an independent investment management company based in New York, New York, acts as sub-adviser to Eaton Vance Richard Bernstein Equity Strategy Fund and Eaton Vance Richard Bernstein All Asset Strategy Fund. Armored Wolf, LLC, an independent investment management company based in Aliso Viejo, California, acts as sub-adviser to Eaton Vance Commodity Strategy Fund. Lloyd George Management (BVI) Limited, an independent investment management company based in Hong Kong, acts as subadvisor to Eaton Vance Asian Small Companies Fund, Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund. Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors also act as sub-advisers to EVM and BMR for 20 funds.

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

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from ten to 100 basis points annually of assets under management and the associated advisory contracts are generally terminable upon 30 to 60 days notice without penalty.

The following table shows investment advisory and administration fees earned for the three years ended October 31, 2011, 2010 and 2009 as follows:

	Investment Advisory and Administration Fees
(in thousands)	2011	2010	2009
Investment advisory fees –
Funds	$720,509	$631,930	$509,155
Separate accounts	227,792	198,666	147,925
Administration fees – funds	47,921	37,087	26,740
Total	$996,222	$867,683	$683,820

Investment Management Agreements and Distribution Plans

The Eaton Vance funds have entered into agreements with EVM or BMR for investment advisory and/or administrative services. Although the specifics of these agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM or BMR provides overall investment management services to each internally advised fund, subject, in the case of Registered Funds, to the supervision of the fund’s board of trustees in accordance with the fund’s investment objectives and policies. Our investment advisory agreements with the funds provide for fees ranging from eight to 125 basis points of average assets annually. Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including those advised by OrbiMed. As administrator, EVM is responsible for managing the business affairs of the funds, subject to the oversight of each fund’s board of trustees. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 50 basis points of average daily net assets. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

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

Either EVM, BMR, EVIC, Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates or Parametric Risk Advisors has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

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

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker/dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and sold by EVMI through certain dealer firms to investors who are citizens of member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Island-domiciled funds distributed by EVMI and EVD for non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 130 external and internal wholesalers who work closely with investment advisers in the retail distribution network to assist in placing Eaton Vance funds.

EVD currently sells Eaton Vance mutual funds under five primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually on Class A shares outstanding. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

Class B shares are offered at net asset value, with EVD paying a commission to the dealer at the time of sale from its own funds, which may be borrowed. Such payments are capitalized and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution plan payments limited to an annual rate of 75 basis points of the average net assets of the fund or class of shares in accordance with a distribution plan adopted by the fund pursuant to Rule 12b-1 under the 1940 Act. The SEC has taken the position that Rule 12b-1 would not permit a fund to continue making compensation payments to EVD after termination of the plan and that any continuance of such payments may subject the fund to legal action. Distribution plans are terminable at any time without notice or penalty. In addition, EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership. Effective January 1, 2012 we will suspend all sales of Class B shares. Additional investment in this share class will be limited to exchanges and the reinvestment of distributions by existing Class B shareholders.

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

Class R shares are offered at net asset value with no front-end sales charge. Class R shares pay distribution and service fees of up to 25 basis points and 25 basis points, respectively, of average net assets of the Class annually. EVD pays the service fee to the dealer after one year.

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

Regulation

EVM, BMR, EVIC, Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital Management, Fox Asset Management, Parametric Portfolio Associates or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2011 or prior years.

EVD is registered as a broker/dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker/dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2011. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI’s primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI’s approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2011 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2011 or prior years.

EVS has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVS is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVS. There were no violations by EVS of the liquidity and capital requirements in fiscal 2011.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were almost 670 investment managers at the end of calendar 2010 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker/dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2010 there were more than 8,500 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of gross and net sales, assets under management, revenue and financial condition.

We are also subject to substantial competition in the retail managed account channel from other investment management firms. Sponsors of retail managed account programs limit the number of approved managers within their programs and firms compete based on investment performance to win and maintain positions in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of product offerings, investment performance, strength of reputation and the scope and quality of client service.

Employees

On October 31, 2011, we and our controlled subsidiaries had 1,155 full-time and part-time employees. On October 31, 2010, the comparable number was 1,094.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business and there are few barriers to entry.  Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. To the extent that current or potential customers decide to invest in products sponsored by these competitors, the sales of our products as well as our market share, revenue and net income could decline.

The inability to access clients through intermediaries could have a material adverse effect on our business.  Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker/dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

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

Our assets under management, which impact revenue, are subject to significant fluctuations.  Our major sources of revenue (i.e., investment advisory, administration, distribution and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management would negatively impact our revenue and net income. A decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that are derived from financial leverage, any reduction in leverage (financing used by the investment vehicle to increase the investable assets of the vehicle) used would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests.

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

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, negatively impacting revenue and net income.  Investment performance is critical to our success. Poor investment performance on an absolute basis or as compared to third-party benchmarks or competitor products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in the investment products we manage is not indicative of future performance.

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services.  Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and directors are subject to our mandatory retirement policy at age 65. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

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

Our reputation could be damaged.  We have built a reputation of high integrity, prudent investment management and superior client service over 87 years. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

Support provided to new products may reduce fee income, increase expenses and expose us to potential loss on invested capital.  We may support the development of new investment products by waiving all or a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed capital investments. Seed investments in the new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses to the extent that the realized investment losses are not offset by hedging gains. Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth.

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

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information.  We are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside on or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our technology systems may still be vulnerable to unauthorized access or may be corrupted by computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our laptops and other mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

Expansion into international markets and new products and services increases our operational, regulatory and other risks.  We have increased our product offerings and international business activities over the past several years. As a result of such expansion, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues.  In recent years, regulators both in the United States and abroad have shown increasing interest in the oversight of the broad financial and investment management industry. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused but in many cases will impact our industry as well. These new laws and regulations will likely result in a greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws liability and litigation.  We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims against us arise in the ordinary course of business, including employment related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

Changes in corporate tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.  Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We are subject to ongoing tax audits in various jurisdictions as well as several states. One state previously provided us with a draft position that may result in a proposed adjustment to our previously filed tax returns. The state is currently reevaluating its draft position. We believe that our tax positions related to this potential adjustment were correct, and if an adjustment is proposed, we intend to vigorously defend our positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of our operations. Changes in tax laws or tax rulings could materially impact our effective tax rate.

We could be impacted by changes in tax policy.  Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates could have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on a portion of our tax-advantaged equity income business. Changes in tax policy could also affect our privately offered equity funds.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts and New York, New York. The leased offices of our subsidiaries are in Atlanta, Georgia; Red Bank, New Jersey; Seattle, Washington; Westport, Connecticut; London, England and Singapore. For more information see Note 19 of our Notes to Consolidated Financial Statements contained in Item 8 of this document.

Item 3. Legal Proceedings

Eaton Vance is party to various lawsuits that are incidental to its business. The Company believes these lawsuits will not have a material effect on its consolidated financial condition, liquidity or results of operations.

Item 4. Removed and Reserved

(The remainder of this page is intentionally left blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2011 by 19 Voting Trustees pursuant to the Voting Trust described in paragraph (A) of Item 12 hereof, which paragraph (A) is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2011 was 2,193. The high and low common stock prices and dividends per share were as follows for the periods indicated:

	Fiscal 2011			Fiscal 2010
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$31.81	$28.62	$0.18	$33.47	$27.34	$0.16
April 30	$34.09	$29.47	$0.18	$36.08	$27.48	$0.16
July 31	$34.06	$26.07	$0.18	$36.05	$26.87	$0.16
October 31	$27.89	$20.07	$0.19	$30.86	$25.60	$0.18

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis.

The following table sets forth certain information concerning our equity compensation plans at October 31, 2011:

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a)(1) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c)(2) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	27,799,321	$26.50	7,400,847
Equity compensation plans not approved by security holders	—	—	—
Total	27,799,321	$26.50	7,400,847

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 27,799,321 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, and predecessor plans.
(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 1,130,599 shares related to our 1986 Employee Stock Purchase Plan, 1,049,828 shares related to our 1992 Incentive Stock Alternative Plan and 5,220,420 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, which provides for the issuance of stock options, restricted stock and phantom stock.

Performance Graph

The graph below compares the cumulative total return on our Non-Voting Common Stock for the period from November 1, 2006 through October 31, 2011 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2006 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August 1, 2011 through August 31, 2011	2,140,099	$23.20	2,140,099	5,549,901
September 1, 2011 through September 30, 2011	1,075,000	$22.82	1,075,000	4,474,901
October 1, 2011 through October 31, 2011	242,997	$22.94	242,997	7,979,648
Total	3,458,096	$23.06	3,458,096	7,979,648

(1)	We announced a share repurchase program on July 13, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on October 26, 2011. A total of 3,747,744 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$1,260,031	$1,121,661	$890,371	$1,095,800	$1,084,100
Net income(1)	227,574	201,225	135,525	202,816	149,069
Net income attributable to non-controlling and other beneficial interests(2)	12,672	26,927	5,418	7,153	6,258
Net income attributable to Eaton Vance Corp. shareholders	214,902	174,298	130,107	195,663	142,811
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	245,118	194,269	131,869	195,663	220,870
Balance Sheet Data:
Total assets(4)	$1,831,300	$1,258,540	$1,059,487	$947,493	$966,831
Debt	500,000	500,000	500,000	500,000	500,000
Redeemable non-controlling interests (temporary equity)	100,824	67,019	43,871	72,137	73,422
Total Eaton Vance Corp. shareholders’ equity	460,415	410,285	306,969	178,518	163,970
Non-redeemable non-controlling interests	889	570	91	—	—
Total permanent equity	461,304	410,855	307,060	178,518	163,970
Per Share Data:
Earnings per share:
Basic earnings	$1.82	$1.47	$1.11	$1.69	$1.15
Diluted earnings	1.75	1.40	1.07	1.57	1.05
Adjusted diluted earnings(3)	2.00	1.56	1.08	1.57	1.63
Cash dividends declared	0.730	0.660	0.625	0.605	0.510

(1)	Net income of $149.1 million in fiscal 2007 includes $76.0 million of structuring fee payments made by the Company associated with closed-end fund offerings and payments made by the Company totaling $52.2 million to terminate compensation agreements in respect of certain previously offered closed-end funds.
(2)	Net income attributable to non-controlling and other beneficial interests of $12.7 million and $26.9 million in fiscal 2011 and fiscal 2010, respectively, reflects an increase of $30.2 million and $18.4 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2011 and fiscal 2010, respectively. Net income attributable to non-controlling and other beneficial interests also includes $34.5 million of losses substantially borne by other beneficial interest holders of a consolidated collateralized loan obligation (“CLO”) entity in fiscal 2011.
(3)	The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted for changes in the estimated redemption value of non-controlling interest redeemable at other than fair value, closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.
(4)	During fiscal 2011, the Company changed its balance sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction) and all prior periods have also been presented in an unclassified format. Total assets on October 31, 2011 include $481.8 million of assets held by a consolidated CLO entity.

(The remainder of this page is intentionally left blank)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business is managing investment funds and providing investment management and counseling services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a powerful marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of October 31, 2011, we had $188.2 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of approximately 130 sales professionals covering U.S. and international markets.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Since financial markets bottomed in the first half of fiscal 2009, we have experienced significant improvement in our key financial metrics. Average assets under management increased 14 percent in fiscal 2011 over fiscal 2010 due to higher average prices of managed assets and positive net flows. Revenue increased faster than our overall expenses in fiscal 2011, resulting in higher operating margins.

Managed Asset Levels
Average assets under management were $192.4 billion in fiscal 2011 compared to $169.0 billion in fiscal 2010. Our average effective fee rate was 65 basis points in fiscal 2011 compared to 66 basis points in fiscal 2010.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so.

Operating Results
In fiscal 2011, our revenue increased by $138.4 million, or 12 percent, from fiscal 2010, reflecting the 14 percent increase in average assets under management. Our operating expenses increased by $54.0 million, or 7 percent, in the same period, partly reflecting increases in expenses tied to asset levels that increase as assets under management increase, such as certain distribution and service fees, and increases in expenses that adjust to increases in operating earnings, such as the performance-based management incentives we accrue. These increases were partly offset by a decrease in our sales-related expenses, which vary with the level of sales and the acquisition costs of new assets.

Recoverability of our Investments
Our $287.7 million of investments consists primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in non-consolidated collateralized loan obligation (“CLO”) entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2011.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2011 that would indicate that an impairment loss exists at October 31, 2011.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2011 that would indicate that an impairment loss exists at October 31, 2011.

Assets under Management

Assets under management of $188.2 billion on October 31, 2011 were 2 percent higher than the $185.2 billion reported a year earlier, reflecting positive net flows. Long-term fund net inflows of $0.5 billion in the fiscal year reflect $1.4 billion of open-end fund net inflows and $0.1 billion of closed-end fund net inflows offset by $1.0 billion of private fund net outflows. Private and closed-end fund flows include net reductions in fund leverage of $0.9 billion in the fiscal year. Institutional separate account net inflows were $2.5 billion, high-net-worth separate account net inflows were $0.4 billion and retail managed account net inflows were $0.4 billion. Net price declines in managed assets reduced assets under management by $0.6 billion, while a decrease in cash management assets reduced assets under management by $0.5 billion. Acquired assets contributed $0.3 billion to assets under management.

In prior years we reported managed assets and flow data grouped by investment class (equity, fixed income and floating-rate income), based on the classification of underlying portfolio assets. In fiscal 2011, we began reporting managed assets and flow data by investment mandate, using fund or separate account investment strategy as the primary driver. Concurrent with this change, we added a new “Alternative” category to reflect the growing importance to our business of investment mandates that are designed to exhibit low correlation to stock and bond market performance. The Alternative category includes a range of absolute return strategies, as well as commodity-linked investments.

Ending Assets under Management by Investment Mandate(1)

	October 31,						2011 vs. 2010	2010 vs. 2009
(in millions)	2011	% of Total	2010	% of Total	2009	% of Total
Equity	$108,859	58%	$107,500	58%	$94,716	61%	1%	13%
Fixed income	43,741	23%	46,127	25%	41,066	27%	-5%	12%
Floating-rate bank loan	24,322	13%	20,003	11%	15,355	10%	22%	30%
Alternative	10,612	6%	10,474	6%	2,345	1%	1%	347%
Cash management	670	0%	1,139	0%	1,414	1%	-41%	-19%
Total	$188,204	100%	$185,243	100%	$154,896	100%	2%	20%

(1)	Includes funds and separate accounts.

Equity assets under management included $28.7 billion, $31.8 billion and $31.4 billion of equity funds managed for after-tax returns on October 31, 2011, 2010 and 2009, respectively. Fixed income assets included $14.6 billion, $17.3 billion and $16.4 billion of tax-exempt municipal bond fund assets on October 31, 2011, 2010 and 2009, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009
Long-term funds:
Open-end funds	$1,425	$12,804	$7,397	-89%	73%
Closed-end funds	117	691	(9)	-83%	NM (1)
Private funds	(993)	(2,053)	(3,960)	-52%	-48%
Total long-term fund net inflows	549	11,442	3,428	-95%	234%
Institutional accounts	2,518	4,059	7,753	-38%	-48%
High-net-worth accounts	429	674	159	-36%	324%
Retail managed accounts	395	171	2,118	131%	-92%
Total separate account net inflows	3,342	4,904	10,030	-32%	-51%
Total net inflows	$3,891	$16,346	$13,458	-76%	21%

(1)	Not meaningful (“NM”)

Net inflows totaled $3.9 billion in fiscal 2011 compared to net inflows of $16.3 billion in fiscal 2010 and $13.5 billion in fiscal 2009. Open-end fund net inflows of $1.4 billion, $12.8 billion and $7.4 billion in fiscal 2011, 2010 and 2009, respectively, reflect gross inflows of $30.3 billion, $32.2 billion and $23.1 billion, respectively, net of redemptions of $28.9 billion, $19.4 billion and $15.7 billion in fiscal 2011, 2010 and 2009, respectively. Closed-end fund net inflows in fiscal 2011 reflect reinvested distributions partly offset by a decrease in portfolio leverage. Closed-end fund net inflows in fiscal 2010 reflect the $200.0 million initial public offering of Eaton Vance Tax-Advantaged Bond and Option Strategies Fund, a net increase in portfolio leverage and reinvested distributions. Private funds, which include privately offered equity, fixed income and floating-rate income funds as well as CLO entities, had net outflows of $1.0 billion, $2.1 billion and $4.0 billion in fiscal 2011, 2010 and 2009, respectively. Approximately $1.0 billion, $0.8 billion and $1.4 billion of private fund outflows in fiscal 2011, 2010 and 2009, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in closed-end and private funds reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $3.3 billion in fiscal 2011 compared to net inflows of $4.9 billion and $10.0 billion in fiscal 2010 and 2009, respectively. Institutional separate account net inflows totaled $2.5 billion in fiscal 2011 compared to net inflows of $4.1 billion and $7.8 billion in fiscal 2010 and 2009, respectively, reflecting gross inflows of $12.3 billion, $9.3 billion and $10.5 billion in fiscal 2011, 2010 and 2009, respectively, net of withdrawals of $9.8 billion, $5.2 billion and $2.7 billion, respectively. High-net-worth account net inflows totaled $0.4 billion in fiscal 2011 compared to net inflows of $0.7 billion and $0.2 billion in fiscal 2010 and 2009, respectively, reflecting gross inflows of $2.8 billion, $2.7 billion and $2.5 billion in fiscal 2011, 2010 and 2009, respectively, net of withdrawals of $2.4 billion, $2.0 billion and $2.3 billion, respectively. Retail managed account net inflows totaled $0.4 billion, $0.2 billion and $2.1 billion in fiscal 2011, 2010 and 2009, respectively, reflecting gross inflows of $6.7 billion, $6.7 billion and $8.4 billion, respectively, net of withdrawals of $6.3 billion, $6.5 billion and $6.3 billion, respectively. Retail managed account withdrawals in fiscal 2010 reflect a $1.5 billion reduction in Parametric Portfolio Associates’ retail managed account overlay assets as a result of the integration of Bank of America’s retail managed account program into the Merrill Lynch retail managed account program following Bank of America’s 2009 acquisition of Merrill Lynch.

The following table summarizes the asset flows by investment category for the fiscal years ended October 31, 2011, 2010 and 2009:

Asset Flows

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009
Equity fund assets – beginning	$58,434	$53,829	$50,850	9%	6%
Sales/inflows	12,935	12,993	14,179	0%	-8%
Redemptions/outflows	(16,065)	(13,599)	(12,679)	18%	7%
Exchanges and reclassifications	32	377	(84)	-91%	NM
Market value change	(1,476)	4,834	1,563	NM	209%
Equity fund assets – ending	53,860	58,434	53,829	-8%	9%
Fixed income fund assets – beginning	29,421	26,076	21,268	13%	23%
Sales/inflows	6,568	7,416	6,992	-11%	6%
Redemptions/outflows	(7,156)	(5,422)	(5,136)	32%	6%
Exchanges and reclassifications	(177)	178	134	NM	33%
Market value change	(1,151)	1,173	2,818	NM	-58%
Fixed income fund assets – ending	27,505	29,421	26,076	-7%	13%
Floating-rate bank loan fund assets – beginning	16,128	14,361	12,432	12%	16%
Sales/inflows	8,317	4,481	3,630	86%	23%
Redemptions/outflows	(4,504)	(2,421)	(3,969)	86%	-39%
Exchanges and reclassifications	52	(733)	(33)	NM	NM
Market value change	163	440	2,301	-63%	-81%
Floating-rate bank loan fund assets – ending	20,156	16,128	14,361	25%	12%
Alternative fund assets – beginning	9,995	1,938	1,596	416%	21%
Sales/inflows	5,215	9,233	571	-44%	NM
Redemptions/outflows	(4,761)	(1,239)	(160)	284%	674%
Exchanges and reclassifications	(82)	104	14	NM	643%
Market value change	(183)	(41)	(83)	346%	-51%
Alternative fund assets – ending	10,184	9,995	1,938	2%	416%
Total long-term fund assets – beginning	113,978	96,204	86,146	18%	12%
Sales/inflows	33,035	34,123	25,372	-3%	34%
Redemptions/outflows	(32,486)	(22,681)	(21,944)	43%	3%
Exchanges and reclassifications	(175)	(74)	31	136%	NM
Market value change	(2,647)	6,406	6,599	NM	-3%
Total long-term fund assets – ending	111,705	113,978	96,204	-2%	18%
Separate accounts – beginning	70,126	57,278	35,832	22%	60%
Inflows – institutional	12,350	9,285	10,498	33%	-12%
Outflows – institutional	(9,832)	(5,226)	(2,745)	88%	90%
Inflows – high-net-worth	2,848	2,715	2,517	5%	8%
Outflows – high-net-worth	(2,419)	(2,041)	(2,358)	19%	-13%
Inflows – retail managed accounts	6,657	6,683	8,379	0%	-20%
Outflows – retail managed accounts	(6,262)	(6,512)	(6,261)	-4%	4%
Exchanges and reclassifications	4	—	—	NM	NM
Market value change	2,006	7,944	4,563	-75%	74%
Assets acquired	352	—	6,853	NM	NM
Separate accounts – ending	75,830	70,126	57,278	8%	22%
Cash management fund assets – ending	669	1,139	1,414	-41%	-19%
Assets under management – ending	$188,204	$185,243	$154,896	2%	20%

Ending Assets under Management by Asset Class

	October 31,						2011 vs. 2010	2010 vs. 2009
(in millions)	2011	% of Total	2010	% of Total	2009	% of Total
Open-end funds:
Class A	$33,524	18%	$38,048	21%	$34,608	22%	-12%	10%
Class B	1,294	1%	1,861	1%	2,297	2%	-30%	-19%
Class C	9,607	5%	10,387	6%	8,102	5%	-8%	28%
Class I	26,720	14%	22,198	12%	10,727	7%	20%	107%
Class R	458	0%	457	0%	378	0%	0%	21%
Other(1)	618	1%	616	0%	732	1%	0%	-16%
Total open-end funds	72,221	39%	73,567	40%	56,844	37%	-2%	29%
Private funds(2)	17,404	9%	17,518	9%	17,612	11%	-1%	-1%
Closed-end funds	22,749	12%	24,032	13%	23,162	15%	-5%	4%
Total fund assets	112,374	60%	115,117	62%	97,618	63%	-2%	18%
Institutional separate account assets	38,003	20%	34,593	19%	26,723	17%	10%	29%
High-net-worth separate account assets	13,256	7%	11,883	6%	10,137	7%	12%	17%
Retail managed account assets	24,571	13%	23,650	13%	20,418	13%	4%	16%
Total separate account assets	75,830	40%	70,126	38%	57,278	37%	8%	22%
Total	$188,204	100%	$185,243	100%	$154,896	100%	2%	20%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

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

Fund assets represented 60 percent of total assets under management on October 31, 2011, down from 62 percent and 63 percent on October 31, 2010 and 2009, respectively, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 40 percent of total assets under management on October 31, 2011, from 38 percent and 37 percent on October 31, 2010 and 2009, respectively. Fund assets under management decreased $2.7 billion, or 2 percent, from $115.1 billion on October 31, 2010, reflecting net price declines of $2.6 billion and net reductions in fund leverage of $0.9 billion partly offset by annualized internal growth before deleveraging of 1 percent. Separate account assets under management increased $5.7 billion, or 8 percent, from $70.1 billion on October 31, 2010, reflecting annualized internal growth of 5 percent, market appreciation of $2.0 billion and assets acquired of $0.3 billion.

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

Average Assets under Management by Asset Class(1)

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009
Open-end funds:
Class A	$36,871	$36,682	$30,676	1%	20%
Class B	1,583	2,070	2,403	-24%	-14%
Class C	10,173	9,221	7,002	10%	32%
Class I	26,865	15,887	6,601	69%	141%
Class R	487	421	302	16%	39%
Other(2)	608	655	866	-7%	-24%
Total open-end funds	76,587	64,936	47,850	18%	36%
Private funds(3)	17,372	17,336	17,915	0%	-3%
Closed-end funds	23,521	23,253	21,290	1%	9%
Total fund assets	117,480	105,525	87,055	11%	21%
Institutional account assets	36,962	30,133	18,501	23%	63%
High-net-worth account assets	13,091	11,027	10,075	19%	9%
Retail managed account assets	24,890	22,332	17,053	11%	31%
Total separate account assets	74,943	63,492	45,629	18%	39%
Total	$192,423	$169,017	$132,684	14%	27%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Results of Operations

In evaluating operating performance we consider net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, which are calculated on a basis consistent with U.S. GAAP, as well as adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, both of which are internally derived non-U.S. GAAP performance measures.

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted for charges related to changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with U.S. GAAP. However, our management and Board of Directors look at these adjusted numbers as a measure of underlying performance, since these excluded items do not necessarily reflect normal results of operations.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2011, 2010 and 2009:

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in thousands, except per share data)	2011	2010	2009
Net income attributable to Eaton Vance Corp. shareholders	$214,902	$174,298	$130,107	23%	34%
Non-controlling interest value adjustment	30,216	18,385	—	64%	NM
Closed-end fund structuring fees, net of tax	—	1,586	1,762	NM	-10%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$245,118	$194,269	$131,869	26%	47%
Earnings per diluted share	$1.75	$1.40	$1.07	25%	31%
Non-controlling interest value adjustment	0.25	0.15	—	67%	NM
Closed-end fund structuring fees, net of tax	—	0.01	0.01	NM	0%
Adjusted earnings per diluted share	$2.00	$1.56	$1.08	28%	44%

We reported net income attributable to Eaton Vance Corp. shareholders of $214.9 million, or $1.75 per diluted share, in fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $174.3 million, or $1.40 per diluted share, in fiscal 2010. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $245.1 million, or $2.00 per diluted share, in fiscal 2011 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $194.3 million, or $1.56 per diluted share, in fiscal 2010. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $138.4 million, or 12 percent, primarily reflecting the 14 percent increase in average assets under management and an increase in other revenue due to higher investment income earned by the Company’s consolidated funds partly offset by a decrease in our annualized effective fee rate to 65 basis points in fiscal 2011 from 66 basis points in fiscal 2010.
•	An increase in expenses of $54.0 million, or 7 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions, fund expenses and other expenses.
•	An increase in gains on investments and derivatives of $0.8 million, primarily reflecting a $5.5 million gain recognized upon the sale of the Company’s equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management”) and a $1.9 million gain recognized upon the sale of the Company’s equity interest in a non-consolidated CLO entity offset by a decrease in investment gains recognized on seed investments in separately managed accounts.

•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $30.6 million, reflecting losses incurred by the entity in fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $30.6 million, or 24 percent, reflecting the 17 percent increase in taxable income year-over-year and an increase in the Company’s effective tax rate for the year. The Company’s income before taxes in fiscal 2011 was reduced by losses incurred by the Company’s consolidated CLO entity and therefore not included in the calculation of the Company’s income taxes. The inclusion of these losses in consolidated income before taxes but not in the Company’s calculation of income taxes contributed to an increase in the Company’s effective tax rate year-over-year.
•	A decrease in net income attributable to non-controlling interests of $14.3 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity that are borne by other beneficial interest holders partly offset by increases in the annual adjustments made to the estimated redemption values of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries and consolidated funds.

Weighted average diluted shares outstanding decreased by 2.7 million shares, or 2 percent, primarily reflecting shares repurchased in fiscal 2011 and a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $174.3 million, or $1.40 per diluted share, in fiscal 2010 compared to net income attributable to Eaton Vance Corp. shareholders of $130.1 million, or $1.07 per diluted share, in fiscal 2009. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $194.3 million, or $1.56 per diluted share, in fiscal 2010 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $131.9 million, or $1.08 per diluted share, in fiscal 2009. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $231.3 million, or 26 percent, primarily reflecting the 27 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 66 basis points in fiscal 2010 from 67 basis points in fiscal 2009.
•	An increase in expenses of $111.2 million, or 17 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses partly offset by a decrease in fund expenses.
•	A decrease in gains on investments and derivatives of $1.8 million, primarily reflecting a decrease in investment gains recognized on seed investments in separately managed accounts and an increase in investment losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds.
•	An increase in income taxes of $55.2 million, or 78 percent, reflecting the 57 percent increase in taxable income year-over-year, a deferred tax adjustment in the fourth quarter of fiscal 2009 related to stock-based compensation expense that resulted in a decrease in our fiscal 2009 income tax expense of $5.2 million and a reduction in our unrecognized tax benefit in fiscal 2009 related to settlements with state taxing authorities.
•	An increase in net income attributable to non-controlling interests of $21.5 million, primarily reflecting an increase in the profitability of our majority-owned subsidiaries and consolidated funds and an $18.4 million increase in the estimated redemption value of redeemable non-controlling interests recognized in conjunction with the November 1, 2009 implementation of a new accounting standard on non-controlling interests.

Weighted average diluted shares outstanding increased by 2.1 million shares, or 2 percent, primarily reflecting an increase in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 65 basis points in fiscal 2011 compared to 66 basis points in 2010 and 67 basis points in fiscal 2009. The decrease in our average overall effective fee rate in both fiscal 2011 and 2010 can be attributed to the increase in separate account assets under management as a percentage of total average assets under management and the decline in average fund assets under management subject to distribution and service fees.

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in thousands)	2011	2010	2009
Investment advisory and administration fees	$996,222	$867,683	$683,820	15%	27%
Distribution and underwriter fees	102,979	103,995	85,234	-1%	22%
Service fees	144,530	139,741	116,331	3%	20%
Other revenue	16,300	10,242	4,986	59%	105%
Total revenues	$1,260,031	$1,121,661	$890,371	12%	26%

Investment advisory and administration fees
Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administration fees represented 79 percent of total revenue in fiscal 2011 compared to 77 percent in fiscal 2010 and 2009.

The increase in investment advisory and administration fees of 15 percent, or $128.5 million, in fiscal 2011 over the prior fiscal year can be primarily attributed to a 14 percent increase in average assets under management. Fund assets, which had an average effective fee rate of 65 basis points in fiscal 2011 and 63 basis points in fiscal 2010, decreased to 60 percent of total assets under management on October 31, 2011 from 62 percent of total assets under management on October 31, 2010, while separately managed account assets, which had an average effective fee rate of 30 basis points in fiscal 2011 and 31 basis points in fiscal 2010, increased to 40 percent of total assets under management on October 31, 2011 from 38 percent of total assets under management on October 31, 2010.

The increase in investment advisory and administration fees of 27 percent, or $183.9 million, in fiscal 2010 over fiscal 2009 can be attributed to a 27 percent increase in average assets under management. Fund assets, which had an average effective fee rate of 63 basis points in fiscal 2010 and 62 basis points in fiscal 2009, decreased to 62 percent of total assets under management on October 31, 2010 from 63 percent of total assets under management on October 31, 2009, while separately managed account assets, which had an average effective fee rate of 31 basis points in fiscal 2010 and 32 basis points in fiscal 2009, increased to 38 percent of total assets under management on October 31, 2010 from 37 percent of total assets under management on October 31, 2009.

Equity assets under management, which generally have a higher effective investment advisory and administration fee rate, declined to 58 percent of total assets under management on October 31, 2010 from 61 percent on October 31, 2009, largely as a result of strong net sales of fixed and floating-rate income funds in fiscal 2010.

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

Distribution plan payments increased 1 percent, or $1.0 million, to $92.8 million in fiscal 2011, reflecting increases in Class C and Class R distribution fees partly offset by decreases in Class A, Class B and certain private fund distribution fees. Class C share distribution fees increased by 10 percent, or $6.5 million, to $72.7 million, reflecting a 10 percent increase in average Class C share assets under management. Class R share distribution fees increased by 15 percent, or $0.1 million, to $1.1 million, reflecting a 16 percent increase in average Class R share assets under management. Class A share distribution fees decreased by 33 percent, or $0.4 million, to $0.8 million, reflecting certain reductions in certain Class A share distribution fee rates implemented in fiscal 2010. Class B share distribution fees decreased by 26 percent, or $4.9 million, to $13.6 million, reflecting a decrease in average Class B share assets under management of 24 percent year-over-year. Private fund distribution fees decreased by 7 percent, or $0.4 million, to $4.6 million, reflecting a 7 percent decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income decreased 17 percent, or $2.0 million, to $10.2 million in fiscal 2011, reflecting a decrease of $3.0 million in underwriter fees received on sales of Class A shares, partly offset by an increase of $0.9 million in contingent deferred sales charges received on certain Class A redemptions and an increase of $0.1 million in other distribution income.

Distribution plan payments increased 19 percent, or $14.8 million, to $91.8 million in fiscal 2010 over fiscal 2009, reflecting an increase in Class C and Class R distribution fees partly offset by decreases in Class A, Class B and certain private offered equity fund distribution fees. Class C share distribution fees increased by 33 percent, or $16.5 million, to $66.3 million, reflecting a 32 percent increase in average Class C share assets under management. Class R share distribution fees increased by 44 percent, or $0.3 million, to $1.0 million, reflecting a 39 percent increase in average Class R share assets under management. Class A share distribution fees decreased by 8 percent, or $0.1 million, to $1.1 million, reflecting certain reductions in Class A share distribution fee rates implemented in fiscal 2010. Class B share distribution fees decreased by 8 percent, or $1.5 million, to $18.4 million, reflecting a 14 percent decrease in average Class B share assets under management. Private fund distribution fees decreased by 7 percent, or $0.4 million, to $5.0 million, reflecting a 17 percent decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $12.2 million in fiscal 2010, an increase of 49 percent, or $4.0 million, over the same period a year earlier, primarily reflecting an increase of $3.8 million in underwriter fees received on sales of Class A shares.

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

Service fee revenue increased 3 percent, or $4.8 million, to $144.5 million in fiscal 2011 over fiscal 2010, primarily reflecting a 2 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate. The increase in our average effective service fee revenue rate can be attributed to the increase in average Class A share assets under management subject to above-average service fee rates.

Service fee revenue increased 20 percent, or $23.4 million, to $139.7 million in fiscal 2010 over fiscal 2009, primarily reflecting a 17 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate attributable to the increase in average Class A share assets under management subject to above-average service fee rates.

Other revenue
Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees, sublease income and investment income earned by consolidated funds, increased by $6.1 million in fiscal 2011 over fiscal 2010, primarily reflecting an increase in net investment gains recognized on securities held in the portfolios of consolidated funds. Other revenue in fiscal 2011 includes $11.4 million of net investment gains (net gains plus dividend income earned) related to consolidated funds for the period during which they were consolidated, compared to $5.7 million of net investment gains in fiscal 2010.

Other revenue increased by $5.3 million in fiscal 2010 over fiscal 2009, primarily reflecting an increase in net investment gains recognized on securities held in the portfolios of consolidated funds. Other revenue in fiscal 2010 includes $5.7 million of net investment income related to consolidated funds for the period during which they were consolidated, compared to $1.3 million of net investment gains in fiscal 2009.

Expenses

Operating expenses increased by 7 percent, or $54.0 million, in fiscal 2011 over fiscal 2010, reflecting increases in all major operating expense categories as more fully described below.

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in thousands)	2011	2010	2009
Compensation of officers and employees:
Cash compensation	$317,633	$300,737	$251,392	6%	20%
Stock-based compensation	52,294	48,160	41,670	9%	16%
Total compensation of officers and employees	369,927	348,897	293,062	6%	19%
Distribution expense	132,664	126,064	95,988	5%	31%
Service fee expense	124,517	116,900	94,468	7%	24%
Amortization of deferred sales commissions	35,773	35,533	35,178	1%	1%
Fund expenses	25,295	20,455	22,432	24%	-9%
Other expenses	134,198	120,530	116,023	11%	4%
Total expenses	$822,374	$768,379	$657,151	7%	17%

Compensation of officers and employees
Compensation expense increased by 6 percent, or $21.0 million, in fiscal 2011 over fiscal 2010, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation partly offset by a decrease in sales and revenue-based incentives. Base salaries and employee benefits increased by 8 percent, or $12.4 million, primarily reflecting increases in base salaries associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and operating income-based incentives. Operating income-based incentives increased by 12 percent, or $11.4 million, reflecting an increase in adjusted operating income partly offset by a decrease in the rate at which operating income-based incentives were accrued. Stock-based compensation increased by 9 percent, or $4.1 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation expense increased by 33 percent, or $0.6 million, reflecting an increase in severance costs. Sales and revenue-based incentives decreased by 12 percent, or $7.5 million, primarily reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rate schedules and a decrease in gross sales of long-term funds.

Compensation expense increased by 19 percent, or $55.8 million, in fiscal 2010 over fiscal 2009, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and sales and revenue-based incentives partly offset by a decrease in other compensation. Base salaries and employee benefits increased by 4 percent, or $5.4 million, primarily reflecting increases in base salaries associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and operating income-based incentives. Operating income-based incentives increased by 40 percent, or $26.9 million, reflecting an increase in adjusted operating income. Stock-based compensation increased by 16 percent, or $6.5 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2010. Sales and revenue-based incentives increased by 43 percent, or $18.1 million, primarily reflecting a 34 percent increase in gross sales of long-term funds and the success of Eaton Vance Global Macro Absolute Return Fund, sales of which were compensated at an above-average level through the third quarter of fiscal 2010. Sales and revenue-based incentives include $0.4 million and $0.6 million in sales-based compensation associated with closed-end fund offerings in fiscal 2010 and 2009, respectively. Other compensation expense decreased by 36 percent, or $1.0 million, reflecting an increase in severance costs partly offset by a decrease in other compensation expense.

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

Distribution expense increased by 5 percent, or $6.6 million, to $132.7 million in fiscal 2011 over fiscal 2010, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class C share distribution fees, and other marketing expenses partly offset by decreases in Class A share commissions and compensation arrangements associated with our closed-end funds. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners increased by 14 percent, or $5.2 million, to $41.6 million, reflecting the increase in average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class C share distribution fees increased by 12 percent, or $5.6 million, to $51.9 million, reflecting an increase in Class C share assets held more than one year. Other distribution expenses increased by 26 percent, or $3.4 million, to $16.2 million, primarily reflecting expansion of the Company’s marketing programs. Class A share commissions decreased by 48 percent, or $5.5 million, to $5.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Compensation arrangements associated with our closed-end funds decreased by 11 percent, or $2.1 million, to

$17.2 million, primarily reflecting a decrease in closed-end fund structuring fees in fiscal 2011. Total distribution expense included $2.6 million in closed-end fund structuring fees in fiscal 2010.

Distribution expense increased by 31 percent, or $30.1 million, to $126.1 million in fiscal 2010 over fiscal 2009, reflecting increases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, Class C share distribution fees, payments made under certain closed-end fund compensation agreements and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 37 percent, or $9.9 million, to $36.3 million, reflecting the increase in sales and average managed assets that are subject to these arrangements and changes in the terms of certain support agreements. Class A share commissions increased by 54 percent, or $4.0 million, to $11.3 million, reflecting an increase in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 25 percent, or $9.1 million, to $46.3 million, reflecting an increase in Class C share assets held more than one year. Compensation arrangements associated with our closed-end funds increased by 14 percent, or $2.0 million, to $16.8 million, reflecting higher closed-end fund managed assets on which these fees are paid. Other distribution expenses increased by 66 percent, or $5.1 million, to $12.8 million, primarily reflecting a major commitment made in fiscal 2010 to elevate the scope and quality of the Company’s marketing programs. Total distribution expense included $2.6 million and $2.7 million in closed-end fund structuring fees in fiscal 2010 and 2009, respectively.

Service fee expense
Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense increased by 7 percent, or $7.6 million, in fiscal 2011, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 24 percent, or $22.4 million, in fiscal 2010, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions
Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares, Class R shares and certain private funds. Amortization expense increased 1 percent in fiscal 2011, reflecting an increase in average Class C and Class R share deferred sales commissions partly offset by a decrease in average Class B share and privately offered equity fund deferred sales commissions. In fiscal 2011, 18 percent of total amortization related to Class B shares, 68 percent to Class C shares, 1 percent to Class R shares and 13 percent to privately offered equity funds.

Amortization expense increased 1 percent in fiscal 2010, reflecting an increase in average Class C share deferred sales commissions partly offset by a decrease in average Class B share and privately offered equity fund deferred sales commissions. In fiscal 2010, 22 percent of total amortization expense related to Class B shares, 59 percent to Class C shares and 19 percent to privately offered equity funds.

Fund expenses
Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 24 percent, or $4.8 million, in fiscal 2011, reflecting increases in subadvisory fees paid and the subsidies we provide to startup and other small funds to enhance their cost competitiveness partly offset by decreases in non-advisory expenses we bear on certain funds for which we are paid an all-in management fee and other fund-related expenses. The increase in subadvisory fees paid can be attributed to an increase in the average assets under management of sponsored funds that are subadvised by outside managers.

Fund expenses decreased 9 percent, or $2.0 million, in fiscal 2010, reflecting a decrease in subadvisory fees partly offset by an increase in other fund-related expenses. The decrease in subadvisory fees can be attributed to the termination by us of certain closed-end fund subadvisory agreements in fiscal 2009. The increase in other fund-related expenses can be attributed to increases in the subsidies we provide to startup and other smaller funds to enhance their cost competitiveness and the non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses
Other expenses consist primarily of travel, professional services, information technology, facilities, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

Other expenses increased by 11 percent, or $13.7 million, in fiscal 2011 over fiscal 2010, primarily reflecting increases in travel expense of $0.7 million, professional services expense of $1.4 million, information technology expense of $6.7 million, facilities-related expenses of $1.5 million, communications expense of $0.5 million and other corporate expenses of $2.8 million. The increase in travel expense can be attributed to an increase in hotel and air travel costs. The increase in professional services expense can be attributed to an increase in external legal counsel fees. The increase in information technology expense can be attributed to increases in data services, system maintenance and repairs and other information technology consulting expenses. The increase in facilities-related expenses can be attributed to an increase in general building and insurance expenses. The increase in communications expense can be attributed to an increase in telephone and cable expense, while the increase in other corporate expenses reflects increases in the amortization of intangible assets, other corporate taxes, professional development and the inclusion of $0.4 million of general operating expenses of the consolidated CLO entity.

Other expenses increased by 4 percent, or $4.5 million, in fiscal 2010 over fiscal 2009, primarily reflecting increases in travel expense of $1.8 million, professional services expense of $2.6 million, information technology expense of $1.7 million, communications expense of $0.2 million and other corporate expenses of $1.9 million, offset by a decrease in facilities-related expenses of $3.7 million. The increase in travel expense can be attributed to an increase in the cost of travel partly offset by corporate initiatives to manage expenses. The increase in professional services expense can be attributed to increases in external legal and recruiting expenses. The increase in information technology expense can be attributed to an increase in the cost of data services. The increase in communications expense can be attributed to an increase in telephone and cable expense, while the increase in other corporate expenses reflects increases in other general corporate expenses, including charitable giving and professional development. The decrease in facilities-related expenses can be attributed to a decrease in rent and other building expenses associated with the completion of our move to new corporate headquarters in Boston in the second quarter of fiscal 2009 and the termination of our lease at our former location.

Other Income and Expense

	Years Ended October 31,			2011 vs. 2010	2010 vs. 2009
(in thousands)	2011	2010	2009
Interest income	$2,907	$2,864	$3,745	2%	-24%
Interest expense	(33,652)	(33,666)	(33,682)	0%	0%
Net gains on investments and derivatives	5,102	4,300	6,078	19%	-29%
Net foreign currency gains (losses)	(26)	181	165	NM	10%
Impairment losses on investments	—	—	(1,863)	NM	NM
Other income (expense) of consolidated collateralized loan obligation entity:
Interest income	21,116	—	—	NM	NM
Interest expense	(13,575)	—	—	NM	NM
Net losses on bank loans, other investments and note obligations	(38,153)	—	—	NM	NM
Total other expense	$(56,281)	$(26,321)	$(25,557)	114%	3%

Interest income increased 2 percent in fiscal 2011, primarily due to an increase in average cash balances partly offset by a decrease in effective interest rates. Interest income decreased by $0.9 million, or 24 percent, in fiscal 2010, primarily due to a decrease in effective interest rates.

Interest expense was flat year-over-year in both fiscal 2011 and 2010, reflecting constant levels of interest accrued on our fixed-rate senior notes.

In fiscal 2011, we recognized net gains on investments and derivatives totaling $5.1 million, primarily reflecting a $5.5 million gain upon the sale of the Company’s equity investment in Lloyd George Management, a $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company and investment gains on seed investments in separately managed accounts, partly offset by losses on derivative positions entered into by the Company to hedge seed investments in consolidated funds and separate accounts.

In fiscal 2010 and 2009, we recognized net gains of $4.3 million and $6.1 million, primarily representing activity on seed investments in separately managed accounts and derivative positions entered into to hedge seed investments in consolidated funds and separately managed accounts.

We recognized impairment losses of $1.9 million in fiscal 2009 related to two cash flow instrument CLO entities and a synthetic CLO entity. The impairment losses associated with the two cash instrument CLO entities resulted from a decrease in estimated future cash flows from the CLO entities due to increases in the default rates of the underlying loan portfolios. The impairment loss associated with the synthetic CLO entity, which reduced the carrying value of our investment in that entity to zero in fiscal 2009, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CLO entity’s portfolio of credit default swaps.

Other expense of the Company’s consolidated CLO entity totaled $30.6 million in fiscal 2011 primarily reflecting adjustments to the fair market value of the note obligations issued by the entity, which are substantially borne by other beneficial interest holders.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates, was 41.1 percent, 38.6 percent and 34.2 percent in fiscal 2011, 2010 and 2009, respectively. The increase in our overall effective tax rate in fiscal 2011 can be primarily attributed to the losses incurred by the Company’s consolidated CLO entity, which are substantially borne by other beneficial interest holders and therefore not included in the calculation of the Company’s income taxes. The increase in our overall effective tax rate in fiscal 2010 can be primarily attributed to the execution of a state tax voluntary disclosure agreement in fiscal 2009 that resulted in a net reduction in our income tax expense of $2.8 million and a deferred tax adjustment in fiscal 2009 related to stock-based compensation expense that resulted in reduction in our income tax expense of $5.2 million.

Our policy for accounting for income taxes includes monitoring our business activities and tax policies for compliance with federal, state and foreign tax laws. In the ordinary course of business, various taxing authorities may not agree with certain tax positions we have taken, or applicable law may not be clear. We periodically review these tax positions and provide for and adjust as necessary estimated liabilities relating to such positions as part of our overall tax provision. There were no significant changes in our estimates surrounding these positions in any of the periods presented.

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for fiscal 2011 primarily reflects our 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor, notably Eaton Vance Option Absolute Return Strategy Fund and Eaton Vance Parametric Structured Commodity Strategy Fund. Equity in net income of affiliates, net of tax, increased by $2.5 million in 2011, primarily due to an increase in the net income of the private equity partnership. Equity in net income of affiliates, net of tax, increased by $1.6 million in 2010, primarily due to an increase in the net income of the private equity partnership partly offset by a decrease in the net income of Lloyd George Management. As noted above, we sold our equity investment in Lloyd George Management in fiscal 2011.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $14.3 million in fiscal 2011 from the same period a year earlier, reflecting the recognition of $34.5 million of losses borne by other beneficial interest holders of the consolidated CLO entity partly offset by an $8.4 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries and an $11.8 million increase in the estimated redemption values of the non-controlling interests in those subsidiaries. The increase in the estimated redemption values of non-controlling interests in our majority owned subsidiaries Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), Parametric Risk Advisors LLC (“Parametric Risk Advisors”) and Atlanta Capital Management Company LLC (“Atlanta Capital Management”) reflect the subsidiaries’ profit growth. In fiscal 2011, the adjustments in the estimated redemption value of non-controlling interests in Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management were $20.0 million, $1.9 million and $8.3 million, respectively. In fiscal 2010, the adjustments for Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management and Fox Asset Management were $1.2 million, $9.5 million, $7.5 million and $0.2 million, respectively. The Company’s proportionate share of the losses of the CLO entity are eliminated in consolidation; management fees that the Company is entitled to are not.

Net income attributable to non-controlling interests increased by $21.5 million in fiscal 2010, primarily reflecting an increase of $18.4 million in the estimated redemption value of non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of the consolidated CLO entity do not affect our liquidity or capital resources. The collateral assets of the consolidated CLO entity are held solely to satisfy the obligations of the CLO entity and we have no right to these assets beyond our $2.3 million direct investment in the CLO entity and management fees generated from the entity. The note holders of the CLO entity have no recourse to the general credit of the Company. As a result, the assets and liabilities of the consolidated CLO entity are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on October 31, 2011, 2010 and 2009 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2011	2010	2009
Balance sheet data:
Assets:
Cash and cash equivalents	$510,913	$307,886	$310,586
Investment advisory fees and other receivables	130,525	129,380	107,975
Total liquid assets	$641,438	$437,266	$418,561
Investments	$287,735	$334,409	$183,460
Liabilities:
Debt	$500,000	$500,000	$500,000

	Years Ended October 31,
(in thousands)	2011	2010	2009
Cash flow data:
Operating cash flows	$172,312	$95,899	$164,355
Investing cash flows	133,520	(14,025)	41,345
Financing cash flows	(103,047)	(84,252)	(91,863)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 48 percent and 35 percent of total assets on October 31, 2011 and 2010, respectively, excluding those assets identified as assets of the consolidated CLO entity. Although the Company’s seed investments in consolidated funds and separate accounts are primarily held in daily liquid instruments, these seed investments are not classified as liquid assets because they may be longer term in nature.

The $204.2 million increase in liquid assets in fiscal 2011 can be attributed to an increase in cash and cash equivalent balances of $203.0 million and an increase in investment advisory fees and other receivables of $1.1 million. The increase in cash and cash equivalent balances in fiscal 2011 primarily reflects net cash provided by operating activities of $172.3 million, net proceeds from the sale of available-for-sale securities of $156.9 million, net inflows into consolidated funds from non-controlling interest holders of $118.5 million, proceeds from the issuance of Non-Voting Common Stock of $60.9 million offset by the repurchase of $198.6 million of Non-Voting Common Stock, the payment of $85.2 million of dividends to shareholders, $11.6 million in contingent payments made to the sellers of the former Tax-Advantaged Bond Strategies business of M.D. Sass Investors Services (“TABS”) in the second quarter of fiscal 2011 and the payment of $6.6 million to purchase additional interests in Parametric Portfolio Associates and Parametric Risk Advisors in the third quarter of fiscal 2011. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2011 compared to the end of fiscal 2010.

The $18.7 million increase in liquid assets in fiscal 2010 can be attributed to an increase in investment advisory fees and other receivables of $21.4 million partly offset by a decrease in cash and cash equivalent balances of $2.7 million. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2010 compared to the end of fiscal 2009. The decrease in cash and cash equivalent balances in fiscal 2010 primarily reflects the payment of $75.7 million of dividends to shareholders, the repurchase of $111.2 million of Non-Voting Common Stock, the payment of $11.2 million to purchase additional interests in Parametric Portfolio Associates and Parametric Risk Advisors in the third quarter of fiscal 2010, $8.8 million in contingent payments made to the sellers of TABS in the second quarter of fiscal 2010 and additions to equipment and leasehold improvements of $12.2 million partly offset by net cash provided by operating activities of $95.9 million, proceeds from the issuance of Non-Voting Common Stock of $56.2 million, net inflows into consolidated funds from non-controlling interest holders of $45.0 million, excess tax benefits of stock option exercises of $10.8 million and payments received on a note receivable from an affiliate of $8.0 million.

On October 31, 2011, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent unsecured notes due in 2017. We also maintain a $200.0 million unsecured revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2011 or at any point during the fiscal year. We were in compliance with all of the covenants as of October 31, 2011.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with product sales, revenue and assets under management. We believe that our existing liquid assets, cash flows from operations, which contributed $172.3 million in fiscal 2011, and borrowing capacity under our existing credit facility, are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Income Taxes

During fiscal 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund distribution expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund distribution expenses, as well as a tax deduction in the Company’s fiscal 2010 federal tax return for previously deferred expenses. This change in accounting resulted in a decrease in deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in fiscal 2011.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or operating expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received) as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation, stock-based compensation and the net change in deferred income taxes.

Cash provided by operating activities totaled $172.3 million in fiscal 2011, an increase of $76.4 million from the $95.9 million reported in fiscal 2010. The increase in net cash provided by operating activities year over year primarily reflects an increase in net income attributable to Eaton Vance Corp. shareholders of $40.6 million, the receipt of a federal income tax refund of $85.0 million in fiscal 2011 associated with the change in tax accounting for certain closed-end fund distribution expenses and a net decrease of $51.3 million related to timing differences in the cash settlement of other assets and liabilities.

Cash provided by operating activities totaled $95.9 million in fiscal 2010, a decrease of $68.5 million from the $164.4 million reported in fiscal 2009. The decrease in net cash provided by operating activities year over year reflects significant seed investments made in consolidated funds and separate accounts in fiscal 2010 partly offset by an increase in net income.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, cash payments and receipts on a note receivable from affiliate and the purchase and sale of available-for-sale investments in our sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $133.5 million in fiscal 2011 compared to cash used for investing activities of $14.0 million in fiscal 2010. The increase in cash provided by investing activities year over year can be primarily attributed to an increase in net proceeds received in conjunction with the net purchases and sales of available-for-sale investments in fiscal 2011. In fiscal 2011 and 2010, the Company made contingent payments of $11.6 million and $8.8 million, respectively, to the sellers of TABS under the terms of the 2009 acquisition agreement.

Cash used for investing activities totaled $14.0 million in fiscal 2010 compared to cash provided by investing activities of $41.3 million in fiscal 2009. The decrease in cash provided by investing activities year over year can be primarily attributed to a decrease in net proceeds received in conjunction with the net purchases and sales of available-for-sale investments in fiscal 2010. In fiscal 2010 and 2009, the Company made payments of $8.8 million and $30.9 million, respectively, to the sellers of TABS under the terms of the 2009 acquisition agreement.

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

Cash used for financing activities totaled $103.0 million, $84.3 million and $91.9 million in fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, we repurchased and retired a total of 7.3 million shares of our Non-Voting Common Stock for $198.6 million under our authorized repurchase programs and issued 4.6 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $60.9 million. We have authorization to purchase an additional 8.0 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.73 in fiscal 2011, compared to $0.66 in fiscal 2010 and $0.63 in fiscal 2009. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

The following table details our future contractual obligations as of October 31, 2011:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$411	$19	$40	$39	$313
Senior notes	500	—	—	—	500
Interest payment on senior notes	195	33	65	65	32
Investment in private equity partnership	1	1	—	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,117	$53	$115	$104	$845
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	22	3	6	6	7
Total contractual obligations of consolidated CLO	$522	$3	$6	$6	$507

(1)	Minimum payments have not been reduced by minimum sublease rentals of $4.5 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.8 million as of October 31, 2011, and the remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Atlanta Capital Management, Parametric Portfolio Associates and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2011. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $100.8 million on October 31, 2011 compared to $67.0 million on October 31, 2010.

In conjunction with its acquisition of TABS in December 2008, the Company is obligated to make five further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. In the second quarter of fiscal 2011, the Company made a contingent payment equal to $11.6 million with respect to the twelve months ended December 31, 2010.

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

In April 2011, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase for $4.3 million an additional interest in Parametric Portfolio Associates representing a 0.5 percent capital interest and a 0.9 percent profit interest in the entity. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing in May. The transaction reduced the capital interests held by non-controlling interest holders from 5.7 percent on October 31, 2010 to 5.2 percent on October 31, 2011. Profit interests held by non-controlling interest holders, which include direct profit interests in Parametric Portfolio Associates as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 11.4 percent on October 31, 2011 from 11.1 percent on October 31, 2010, reflecting an additional 1.2 percent profit interest granted under the long-term equity plan partly offset by the repurchase of the 0.9 percent profit interest referenced above.

In June 2011, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to us an additional interest in Parametric Risk Advisors for $2.3 million. The transaction increased our ownership interest from 51 to 60 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Capital interests held by non-controlling interest holders of Atlanta Capital Management totaled 0.6 percent on October 31, 2011 and 2010. Profit interests held by non-controlling interest holders, which include direct profit interests in Atlanta Capital Management as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 16.9 percent on October 31, 2011 from 15.2 percent on October 31, 2010, reflecting an additional 1.7 percent profit interest granted under the long-term equity plan.

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

Our evaluation of whether we qualify as the primary beneficiary of a VIE is highly complex. In our analysis, we must make significant estimates and assumptions regarding future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While we believe that our evaluation is appropriate, future changes in estimates, judgments and assumptions may affect the determination of the primary beneficiary status and the resulting consolidation of the assets, liabilities and results of operations of the VIE in our consolidated financial statements.

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

Goodwill
Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital Management and Parametric Portfolio Associates, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients. We attribute all goodwill associated with the acquisition of TABS and Fox Asset Management to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting units to the carrying amounts, including goodwill. We establish fair value for the purpose of impairment testing by either using the income approach or by averaging fair value established using an income approach and fair value established using a market approach, depending on the reporting unit.

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

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve-month revenue multiples and one year, two year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. We believe that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Intangible Assets
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

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the management contracts acquired to their carrying values. The Company establishes fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

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

Non-controlling interests
Direct interests in our majority-owned subsidiaries are puttable at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at estimated redemption value and changes in estimated redemption value are recorded in earnings. As a result, net income attributable to Eaton Vance Corp. shareholders and earnings per basic and diluted share are impacted by changes in the estimated redemption values of such redeemable non-controlling interests.

Accounting Developments

Testing goodwill for impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing goodwill impairment guidance. The terms of the amendment permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step goodwill impairment test. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Fair value measurements
In May 2011, the FASB issued an amendment that modifies and clarifies existing fair value measurement and disclosure guidance. The amendment results in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Requirements. In some instances, the amendment changes principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2011:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease
Trading:
Equity securities	$107,987	$118,786	$97,188
Available-for-sale securities:
Sponsored funds	38,072	41,879	34,265
Investment in affiliates	46,900	51,590	42,210
Total	$192,959	$212,255	$173,663

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

At October 31, 2011, the Company had outstanding foreign currency forward contracts, stock index futures contracts and commodity futures contracts with aggregate notional values of approximately $7.8 million, $90.8 million and $23.4 million, respectively. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $0.8 million, $9.1 million and $2.3 million, respectively, in the value of the open derivative contracts.

In addition to utilizing forwards and futures contracts, the Company has also entered into transactions in which securities not yet purchased have been sold. In its short sales, the Company has sold securities that have been borrowed from third-party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2011 the Company had $6.3 million included in other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $0.6 million in the value of these securities.

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and corporate debt securities. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2011. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes. The following is a summary of the effect that a 50 basis point (0.50 percent) decline in interest rates would have on our pre-tax net income as of October 31, 2011:

(in thousands)	Carrying Value	Pre-tax Interest Income Impact of a 50 Basis Point Decline in Interest Rates
Trading:
Debt securities	$85,222	$426
Available-for-sale securities:
Sponsored funds	1,095	5
Total	$86,317	$431

From time to time, we seek to offset our exposure to changing interest rates associated with our debt financing. In October 2007, we issued $500.0 million in aggregate principal amount of 6.5 percent senior notes due 2017. In conjunction with the offering, we entered into an interest rate lock intended to hedge against adverse Treasury rate movements between the time at which the decision was made to issue the debt and the pricing of the securities. At the time the debt was issued, we terminated the lock and settled the transaction in cash. At termination, the lock was determined to be a fully effective cash flow hedge and the $4.5 million settlement cost was recorded as a component of other comprehensive income (loss), net of tax. There can be no assurance that our hedge instruments will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts on any future debt offerings.

Our primary direct exposure to credit risk arises from our interests in the non-consolidated cash instrument CLO entities that are included in investments in our Consolidated Balance Sheets. As an investor in a non-consolidated CLO entity, we are entitled to only a residual interest in the non-consolidated CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the non-consolidated CLO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, non-consolidated CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in non-consolidated CLO entities was valued at $0.3 million as of October 31, 2011, which represents our total value at risk with respect to such entities as of October 31, 2011.

We operate primarily in the United States, and accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars. However, we do provide services and earn revenue outside of the United States and the portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. Our exposure to currency movements will likely increase as our business outside of the United States grows. We do not enter into foreign currency transactions for speculative purposes.

(The remainder of this page is intentionally left blank)

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data
For the Fiscal Years Ended October 31, 2011, 2010 and 2009

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2011	2010	2009
Revenues:
Investment advisory and administration fees	$996,222	$867,683	$683,820
Distribution and underwriter fees	102,979	103,995	85,234
Service fees	144,530	139,741	116,331
Other revenue	16,300	10,242	4,986
Total revenues	1,260,031	1,121,661	890,371
Expenses:
Compensation of officers and employees	369,927	348,897	293,062
Distribution expense	132,664	126,064	95,988
Service fee expense	124,517	116,900	94,468
Amortization of deferred sales commissions	35,773	35,533	35,178
Fund expenses	25,295	20,455	22,432
Other expenses	134,198	120,530	116,023
Total expenses	822,374	768,379	657,151
Operating income	437,657	353,282	233,220
Other income (expense):
Interest income	2,907	2,864	3,745
Interest expense	(33,652)	(33,666)	(33,682)
Net gains on investments and derivatives	5,102	4,300	6,078
Net foreign currency gains (losses)	(26)	181	165
Impairment losses on investments	—	—	(1,863)
Other income (expense) of consolidated collateralized loan obligation entity:
Interest income	21,116	—	—
Interest expense	(13,575)	—	—
Net losses on bank loans, other investments and note obligations	(38,153)	—	—
Income before income taxes and equity in net income (loss) of affiliates	381,376	326,961	207,663
Income taxes	(156,844)	(126,263)	(71,044)
Equity in net income (loss) of affiliates, net of tax	3,042	527	(1,094)
Net income	227,574	201,225	135,525
Net income attributable to non-controlling and other beneficial interests	(12,672)	(26,927)	(5,418)
Net income attributable to Eaton Vance Corp. shareholders	$214,902	$174,298	$130,107
Earnings per share:
Basic	$1.82	$1.47	$1.11
Diluted	$1.75	$1.40	$1.07
Weighted average shares outstanding:
Basic	115,326	116,444	116,175
Diluted	119,975	122,632	120,575
Dividends declared per share	$0.730	$0.660	$0.625

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2011	2010	2009
Net income	$227,574	$201,225	$135,525
Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $158, $158 and $157, respectively	289	290	290
Unrealized holding gains on available-for-sale investments, net of income taxes of $850, $517, and $1,941, respectively	1,345	770	3,310
Foreign currency translation adjustments, net of income taxes of $(56), $16, and $(74), respectively	141	(101)	141
Total comprehensive income	229,349	202,184	139,266
Comprehensive income attributable to non-controlling and other beneficial interests	(12,672)	(26,927)	(5,418)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$216,677	$175,257	$133,848

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2011	2010
Assets
Cash and cash equivalents	$510,913	$307,886
Investment advisory fees and other receivables	130,525	129,380
Investments	287,735	334,409
Assets of consolidated collateralized loan obligation entity:
Cash and cash equivalents	16,521	—
Bank loans and other investments	462,586	—
Other assets	2,715	—
Deferred sales commissions	27,884	48,104
Deferred income taxes	41,343	97,274
Equipment and leasehold improvements, net	67,227	71,219
Intangible assets, net	67,224	73,018
Goodwill	142,302	135,786
Other assets	74,325	61,464
Total assets	$1,831,300	$1,258,540
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$137,431	$119,957
Accounts payable and accrued expenses	51,333	60,843
Dividend payable	21,959	21,319
Contingent purchase price liability	—	5,079
Debt	500,000	500,000
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	477,699	—
Other liabilities	5,193	—
Other liabilities	75,557	73,468
Total liabilities	1,269,172	780,666
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	100,824	67,019
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,223,827 and 117,927,054 shares, respectively	450	461
Additional paid-in capital	—	50,225
Notes receivable from stock option exercises	(4,441)	(3,158)
Accumulated other comprehensive income (loss)	1,340	(435)
Appropriated deficit	(3,867)	—
Retained earnings	466,931	363,190
Total Eaton Vance Corp. shareholders’ equity	460,415	410,285
Non-redeemable non-controlling interests	889	570
Total permanent equity	461,304	410,855
Total liabilities, temporary equity and permanent equity	$1,831,300	$1,258,540

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2008	115,812	$2	$451	$—	$(4,704)	$(5,135)	$187,904	$—	$178,518	$72,137
Net income	—	—	—	—	—	—	130,107	125	130,232	5,293
Other comprehensive income	—	—	—	—	—	3,741	—	—	3,741	—
Dividends declared	—	—	—	—	—	—	(73,285)	—	(73,285)	—
Issuance of Voting Common Stock	42	—	—	86	—	—	—	—	86	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	1,835	—	7	22,960	(1,458)	—	—	—	21,509	—
Under employee stock purchase plan	206	—	1	4,082	—	—	—	—	4,083	—
Under employee incentive plan	213	—	1	3,612	—	—	—	—	3,613	—
Under restricted stock plan, net of forfeitures	938	—	3	—	—	—	—	—	3	—
Stock-based compensation	—	—	—	41,474	—	—	—	—	41,474	—
Tax benefit of stock option exercises	—	—	—	13,649	—	—	—	—	13,649	—
Repurchase of Non-Voting Common Stock	(1,526)	—	(6)	(41,077)	—	—	—	—	(41,083)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	—	3,084	—	—	—	3,084	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(34)	(34)	(7,275)
Deconsolidation	—	—	—	—	—	—	—	—	—	(4,461)
Purchase of non-controlling interests	—	—	—	—	—	—	16,698	—	16,698	(17,051)
Other changes in non-controlling interests	—	—	—	—	—	—	4,772	—	4,772	(4,772)
Balance, October 31, 2009	117,520	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	117,520	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	—	—	—	—	—	—	174,298	1,259	175,557	25,668
Other comprehensive income	—	—	—	—	—	959	—	—	959	—
Dividends declared	—	—	—	—	—	—	(78,126)	—	(78,126)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,304	—	13	51,402	(1,944)	—	—	—	49,471	—
Under employee stock purchase plan	158	—	1	3,887	—	—	—	—	3,888	—
Under employee incentive plan	102	—	—	2,874	—	—	—	—	2,874	—
Under restricted stock plan, net of forfeitures	947	—	4	—	—	—	—	—	4	—
Stock-based compensation	—	—	—	47,858	—	—	—	—	47,858	—
Tax benefit of stock option exercises	—	—	—	10,825	—	—	—	—	10,825	—
Repurchase of Voting Common Stock	(33)	—	—	(96)	—	—	—	—	(96)	—
Repurchase of Non-Voting Common Stock	(3,672)	—	(14)	(111,159)	—	—	—	—	(111,173)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	—	1,864	—	—	—	1,864	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(775)	(775)	45,761
Deconsolidation	—	—	—	—	—	—	—	—	—	(36,372)
Reclass to temporary equity	—	—	—	—	—	—	—	(5)	(5)	5
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	(11,244)
Other changes in non-controlling interests	—	—	—	(152)	—	—	822	—	670	(670)
Balance, October 31, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$363,190	$570	$410,855	$67,019

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive (Loss) Income	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of change in accounting principle	—	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	—	(34,533)	214,902	2,524	182,893	44,681
Other comprehensive income	—	—	—	—	—	1,775	—	—	—	1,775	—
Dividends declared	—	—	—	—	—	—	—	(85,805)	—	(85,805)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,341	—	13	55,726	(2,224)	—	—	—	—	53,515	—
Under employee stock purchase plan	144	—	1	3,766	—	—	—	—	—	3,767	—
Under employee incentive plan	132	—	—	3,655	—	—	—	—	—	3,655	—
Under restricted stock plan, net of forfeitures	980	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	—	52,030	—	—	—	—	—	52,030	—
Tax benefit of stock option exercises	—	—	—	7,022	—	—	—	—	—	7,022	—
Repurchase of Non-Voting Common Stock	(7,300)	—	(29)	(171,577)	—	—	—	(27,021)	—	(198,627)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	—	941	—	—	—	—	941	—
Subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	—	(2,139)	(2,139)	120,666
Deconsolidation	—	—	—	—	—	—	—	—	—	—	(125,844)
Reclass to temporary equity	—	—	—	—	—	—	—	—	(66)	(66)	66
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	—	(6,611)
Other changes in non-controlling interests	—	—	—	(847)	—	—	—	—	—	(847)	847
Balance, October 31, 2011	115,623	$2	$450	$—	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$227,574	$201,225	$135,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,269	24,911	22,010
Amortization of deferred sales commissions	35,723	35,518	35,144
Stock-based compensation	52,030	47,858	41,474
Deferred income taxes	54,868	(16,504)	(38,141)
Net gains on investments and derivatives	(11,931)	(7,150)	(6,361)
Impairment loss on investments	—	—	1,863
Equity in net (income) loss of affiliates	(4,898)	(848)	1,744
Dividends received from affiliates	1,608	1,313	3,069
Consolidated collateralized loan obligation entity operating activities:
Net losses on bank loans, other investments and note obligations	38,153	—	—
Amortization of investments	(1,221)	—	—
Net decrease in other assets and liabilities, including cash	(3,122)	—	—
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	456	(21,651)	2,895
Investments in trading securities	(214,826)	(208,793)	(12,757)
Deferred sales commissions	(15,505)	(31,696)	(14,004)
Other assets	(38,948)	(15,397)	(1,623)
Accrued compensation	17,471	34,692	(7,892)
Accounts payable and accrued expenses	(7,406)	9,937	1,453
Other liabilities	17,017	42,484	(44)
Net cash provided by operating activities	172,312	95,899	164,355
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(10,639)	(12,205)	(46,302)
Net cash paid in acquisition	(11,595)	(8,797)	(30,941)
Cash paid for intangible assets	(1,650)	—	—
Payments received on note receivable from affiliate	—	8,000	7,000
Issuance of note receivable to affiliate	—	—	(5,000)
Proceeds from sale of investments	158,439	40,497	127,847
Purchase of investments	(1,569)	(41,520)	(11,259)
Consolidated collateralized loan obligation entity investing activities:
Proceeds from sales and maturities of investments	291,381	—	—
Purchase of investments	(290,847)	—	—
Net cash provided by (used for) investing activities	133,520	(14,025)	41,345

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2011	2010	2009
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(6,611)	(11,244)	(17,072)
Proceeds from issuance of Voting Common Stock	—	—	86
Proceeds from issuance of Non-Voting Common Stock	60,941	56,237	29,208
Repurchase of Voting Common Stock	—	(96)	—
Repurchase of Non-Voting Common Stock	(198,627)	(111,173)	(41,083)
Principal repayments on notes receivable from stock option exercises	941	1,864	3,084
Excess tax benefit of stock option exercises	7,022	10,825	13,649
Dividends paid	(85,240)	(75,651)	(72,427)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	118,527	44,986	(7,308)
Net cash used for financing activities	(103,047)	(84,252)	(91,863)
Effect of currency rate changes on cash and cash equivalents	242	(322)	(174)
Net increase (decrease) in cash and cash equivalents	203,027	(2,700)	113,663
Cash and cash equivalents, beginning of year	307,886	310,586	196,923
Cash and cash equivalents, end of year	$510,913	$307,886	$310,586
Supplemental Cash Flow Information:
Cash paid for interest	$32,642	$32,642	$32,642
Cash paid for interest by consolidated loan obligation entity	11,100	—	—
Cash paid for income taxes, net of refunds	83,610	135,853	103,033
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$3,350	$860	$3,160
Exercise of stock options through issuance of notes receivable	2,224	1,944	1,458
Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$10,418	$—	$—
Increase in investments	446,440	—	—
Increase in borrowings	446,192	—	—
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(124,253)	$(52,594)	$(4,438)
Decrease in non-controlling interests	(125,844)	(36,372)	(4,461)

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (“the Company”) manage investment funds and provide investment management and counseling services to high-net-worth individuals and institutions in the United States, Europe and certain other international markets. The Company’s principal retail marketing strategy is to distribute funds and separately managed accounts primarily through financial intermediaries in the advice channel. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

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

During the first quarter of fiscal 2011, the Company changed its Consolidated Balance Sheet presentation from “classified” (distinguishing between short-term and long-term accounts) to “unclassified” (no such distinction). This change was precipitated by factors including (i) the presentation complexities inherent in the consolidation of variable interest entities (“VIEs”); and (ii) a desire to conform the Company’s Consolidated Balance Sheet presentation to that of other companies within its peer group. Such a change is a presentation election made by management; the October 31, 2010 Consolidated Balance Sheet has also been presented in an unclassified format comparable to the October 31, 2011 presentation.

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE (including the below-referenced collateralized loan obligation entity (“CLO”)) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated.

As described further in Note 2, the Company adopted the provisions of a new consolidation standard on November 1, 2010. In conjunction with the adoption, the Company concluded that it was the primary beneficiary of one of the CLO entities for which it acts as collateral manager. As a result, the Company consolidated the assets, liabilities and results of operations of that entity in the Company’s Consolidated

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

Financial Statements beginning on November 1, 2010. The assets of the consolidated CLO entity cannot be used by the Company, and the note holders of the CLO entity have no recourse to the general credit or assets of the Company. There is a one month lag between the Company’s fiscal year end and that of the consolidated CLO entity for reporting purposes. There were no intervening events that would materially affect the Company’s consolidated financial position or results of operations as of October 31, 2011.

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

Consolidation of VIEs

Accounting guidance provides a framework for determining whether an entity should be considered a VIE, and if so, whether its involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it should be treated as the primary beneficiary of the entity. If the Company determines it should be treated as the primary beneficiary of the entity, it is required to consolidate the assets, liabilities and results of operations and cash flows of the entity into the consolidated financial statements of the Company.

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

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex. In its analysis, the Company must make significant estimates and assumptions regarding future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions may affect the determination of primary beneficiary status and the resulting consolidation of the assets, liabilities and results of operations of the VIE on the Company’s consolidated financial statements.

Segment information

Management has determined that the Company operates in one business segment, namely as an investment adviser managing funds and separate accounts. Although the Company does provide supplemental disclosure regarding assets under management and other asset flows by mandate (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision maker (namely the Company’s Chief Executive Officer) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. Investment management teams at the Company are generally not aligned

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in sponsored money market funds and agency securities, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments.

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions and securities sold, not yet purchased. Restricted cash is included as a component of other assets on the Company’s Consolidated Balance Sheet and is not available to the Company for general corporate use. Such derivatives and securities sold, not yet purchased, are used for trading purposes in hedging certain investments in consolidated funds and separately managed accounts seeded for product development purposes. Because the accounts are used to support trading activities, changes in the restricted cash balances are reflected as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

Investments

Investments classified as trading
Marketable securities classified as trading consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company, debt and equity securities held by the Company in separately managed accounts seeded for product development purposes and other debt securities held by the Company.

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

Investment securities held in the portfolios of separately managed accounts and or held directly are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses recognized on investments held in the portfolios of separately managed accounts and or held directly are reflected as a component of other income and expense.

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

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

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

Investments in CLO entities
Investments in non-consolidated CLO entities are carried at amortized cost unless impaired. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized as interest income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each non-consolidated CLO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized based on the excess of the carrying amount of the investment over its fair value.

Investments in affiliates
Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income (loss) of affiliates, net of tax. Distributions received from the investment reduce the Company’s investment balance. Investments in affiliates are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Investments carried at cost
Certain investments are carried at cost. The fair value of cost method investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Included within other investments is a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital Management LLC (“Atlanta Capital Management”). The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital Management are exercised. In accordance with GAAP, these investments are not accounted for under fair value.

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

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

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

Derivative instruments

The Company may utilize derivative financial instruments to hedge market price risk and currency risk exposure associated with its investments in separate accounts and consolidated funds seeded for product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivatives as either assets or liabilities on the Consolidated Balance Sheet and measures those investments at fair value. For derivative financial instruments that are designated as cash flow hedging instruments, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

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

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

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

Equipment and leasehold improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Equipment and leasehold improvements are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of the asset may not be recoverable.

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the software or three years beginning when the software project is complete and the application is put into production. These costs are included in equipment and leasehold improvements on the Company’s Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisitions of Atlanta Capital Management and Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with the acquisition of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investor Services and Fox Asset Management LLC (“Fox Asset Management”) to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting units to the carrying amounts, including goodwill. The Company establishes fair value for the purpose of impairment testing by either using the income approach or by averaging fair value established using an income approach and fair value established using a market approach, depending on the reporting unit.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable publicly traded companies in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve-month revenue multiples and one year, two year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property and management contracts acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews identifiable intangibles for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair value of the management contracts acquired to their carrying values. The Company establishes fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Appropriated deficit

In conjunction with the adoption of provisions of a new consolidation standard on November 1, 2010, the Company recorded a cumulative effect adjustment to appropriated deficit of $30.7 million, equal to the difference between the fair value of the consolidated CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities. In fiscal 2011, the net change in the fair value of the CLO’s assets and liabilities that can be attributed to those note holders has been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated deficit.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

Revenue recognition

Investment advisory and administration fees
Investment advisory and administration fees for the funds and investment advisory fees for separate accounts managed by the Company are recorded in revenue as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. The Company’s fund investment advisory and administration fees are calculated principally as a percentage of average daily net assets. The Company’s separate account investment advisory fees are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets. Investment advisory and administration fees for the funds are earned daily and paid monthly; investment advisory fees for separate accounts are earned daily and paid either monthly or quarterly. The Company may waive certain fees for investment and administration services at its discretion.

The Company has contractual arrangements with third parties to provide certain fund-related services, including subadvisory and distribution-related services. Management’s determination of whether revenue should be reported gross based on the amount paid by the funds or net of payments to third-party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include: (1) whether the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided: (2) whether the Company has reasonable latitude to establish the price of the service provided; (3) whether the Company has the discretion to select the service provider; and (4) whether the Company assumes credit risk in the arrangement.

Pursuant to management’s assessment of the criteria described above, investment advisory and administration fees are recorded gross of any subadvisory payments, with the corresponding fees paid to any subadvisor based on the terms of those arrangements included in fund expenses in the Company’s Consolidated Statements of Income.

Distribution, underwriter and service fees
Eaton Vance Distributors, Inc. (“EVD”) currently sells Eaton Vance open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); institutional no-load (“Class I”) and retirement plan no-load (“Class R”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Both distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

For Class A shares, the shareholder pays an underwriter commission to EVD of up to 75 basis points of the dollar value of the shares sold. Underwriter commissions are recorded in revenue at the time of sale. Under certain conditions, the Company may waive the front-end sales load on Class A shares and sell the shares at net asset value. EVD does not receive underwriter commissions on such sales. In addition, for most Class A shares EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually.

Class B shares are offered at net asset value, with EVD paying a commission to the selling dealer at the time of sale from its own funds, which may be borrowed. Such payments are capitalized as deferred sales commissions and amortized over the period during which the shareholder is subject to a contingent deferred sales charge, which does not exceed six years. EVD recovers the dealer commissions paid on behalf of the shareholder through distribution fees limited to an annual rate of 75 basis points annually of the average net assets of the

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

Class B shares. In addition, EVD receives (and then pays to authorized firms after one year) a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership. Effective January 1, 2012, the Company will suspend all sales of Class B shares. Additional investment in this share class will be limited to exchanges and the reinvestment of distributions by existing Class B shareholders.

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

Class R shares are offered at net asset value with no front-end sales charge. Class R shares pay distribution and service fees each up to 25 basis points of average net assets of the Class annually. EVD pays the service fee to the dealer after one year.

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ending October 31, 2011, 2010 and 2009.

Earnings per share

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock awards with nonforfeitable rights to dividends are considered participating securities. Under the two-class method, earnings per basic share is calculated by dividing net income available to the Company’s common shareholders by the weighted-average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. The Company’s reported net earnings is reduced by the amount allocated to participating restricted shares to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share. Dividends paid per share on the unvested restricted shares are equal to the dividends paid per common shares. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.

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

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

expense at grant date for all awards granted to retirement-eligible employees. For awards granted to employees approaching retirement eligibility, compensation expense is recognized on a straight-line basis over the period from the grant date through the retirement eligibility date.

Tax benefits realized upon the exercise of stock options that are in excess of the expense previously recognized for reporting purposes are recorded in shareholders’ equity and reflected as a financing activity in the Company’s Consolidated Statement of Cash Flows. If the tax benefit realized is less than the expense previously recorded, the shortfall is recorded in shareholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recorded in the Company’s Consolidated Statement of Income and reflected as an operating activity on the Company’s Consolidated Statement of Cash Flows.

Foreign currency translation

Substantially all of the Company’s foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in other income as they occur.

Comprehensive income

The Company reports all changes in comprehensive income in the Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the amortization of losses on certain derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in our consolidated sponsored funds and certain vested interests held by employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid in capital.

Non-controlling interests redeemable at other than fair value consist of certain other interests in our majority-owned subsidiaries. These interests in our majority-owned subsidiaries are subject to holder put rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at estimated redemption value. Through October 31, 2009, changes in estimated redemption value were recorded in retained earnings; since October 31, 2009 changes in estimated redemption value have been recorded in earnings.

Loss contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of applicable

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies  – (continued)

accounting standards through consultation with legal counsel, and a loss contingency is recorded if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and, thus, none have been recorded in the accompanying Consolidated Financial Statements.

2.  Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2011:

VIEs
The Company adopted the provisions of a new accounting standard on November 1, 2010 that prescribed a new consolidation model. While the new consolidation model did not change the Company’s conclusions regarding consolidation for the majority of VIEs in which it is involved, it did require that the Company consolidate into its Consolidated Balance Sheets one CLO entity with non-recourse assets of $487.0 million and non-recourse liabilities of $456.3 million. The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption. The change in accounting had no effect on the terms of the Company’s management contract with this entity, the revenue the Company is contractually entitled to receive from this entity or the Company’s exposure to liability with respect to this entity. The Company’s maximum exposure to loss related to this entity remains limited to its direct investment and beneficial interest in this entity of $2.3 million and investment management fees receivable of $0.5 million as of October 31, 2011.

In conjunction with the adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, representing an adjustment to the carrying value of the Company’s direct investment in the CLO entity, and a cumulative effect adjustment to appropriated deficit of $30.7 million, equal to the difference between the fair value of the CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities.

Subsequent to the effective date, the net income or loss of the CLO entity, including the net change in the fair value of the CLO’s assets and liabilities attributable to external note holders, is recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated deficit. In fiscal 2011, the net loss attributable to the note holders of the CLO entity was $34.5 million.

The Company adopted the following accounting standard in fiscal 2010, which impacts the comparability of the financial statements for the periods presented:

Non-controlling Interests
On November 1, 2009, the Company adopted a new accounting standard relating to non-controlling interests in consolidated financial statements. The new accounting standard is intended to establish accounting and reporting standards for non-controlling interests in subsidiaries and for the deconsolidation of subsidiaries. The new accounting standard clarifies that a non-controlling interest in a subsidiary is an ownership interest in that entity that should be reported as equity, separate from the parent’s equity, in the consolidated financial statements. The new accounting standard required retrospective adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the new accounting standard were applied prospectively, including the provision that requires that the Company charge or credit the statement of income for an amount equal to the change in estimated amounts redeemable by the non-controlling interest for something other than fair value. Specifically, the estimated redemption value adjustments for redeemable non-controlling interests resulted in an increase in net income attributable to non-controlling interests of $30.2 million and $18.4 million in fiscal 2011 and 2010, respectively.

Notes to Consolidated Financial Statements

3.  New Accounting Standards Not Yet Adopted

Testing goodwill for impairment
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the existing goodwill impairment guidance. The terms of the amendment permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step goodwill impairment test. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Fair value measurements
In May 2011, the FASB issued an amendment that modifies and clarifies existing fair value measurement and disclosure guidance. The amendment results in common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Requirements. In some instances, the amendment changes principles and requirements for measuring fair value and for disclosing information about fair value measurements. The amendment is effective for the Company’s fiscal quarter that begins on February 1, 2012. Early application is prohibited. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

4.  Investments

The following is a summary of investments at October 31, 2011 and 2010:

(in thousands)	2011	2010
Corporate debt securities	$4,832	$4,732
Consolidated funds:
Debt securities	69,083	111,585
Equity securities	74,434	88,184
Separately managed accounts:
Debt securities	11,307	3,666
Equity securities	33,553	28,692
Sponsored funds	39,841	37,541
CLO entities	278	1,391
Investments in affiliates	46,900	51,111
Other investments	7,507	7,507
Total investments	$287,735	$334,409

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at October 31, 2011 and 2010. These investments include corporate debt securities held directly by the company and debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes.

Notes to Consolidated Financial Statements

4.  Investments  – (continued)

2011

(in thousands)	Cost	Fair Value
Debt securities	$83,852	$85,222
Equity securities	105,230	107,987
Total investments	$189,082	$193,209

2010

(in thousands)	Cost	Fair Value
Debt securities	$119,159	$119,983
Equity securities	111,814	116,876
Total investments	$230,973	$236,859

The Company recognized $6.8 million, $1.6 million and $8.3 million of net unrealized gains related to investments classified as trading for the years ended October 31, 2011, 2010 and 2009, respectively.

During fiscal 2011, the Company deconsolidated its investments in Eaton Vance International (Ireland) U.S. Research Fund, Eaton Vance Richard Bernstein Multi-Market Equity Strategy Fund and Eaton Vance Option Absolute Return LLC when the Company redeemed all of its shares.

In addition, the Company deconsolidated its investments in Eaton Vance Parametric Structured International Equity Fund, Eaton Vance Short Term Real Return Fund, Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund, Eaton Vance Tax-Advantaged Bond Strategies Intermediate Term Fund, Eaton Vance Option Absolute Return Strategy Fund and Eaton Vance Parametric Structured International Equity Fund when its ownership interest fell below 50 percent. The Company’s remaining investment in Eaton Vance Option Absolute Return Strategy Fund and Eaton Vance Parametric Structured Commodity Strategy Fund is now classified as investments in affiliates at October 31, 2011; the Company’s remaining investments in each of the other deconsolidated funds are classified as investments available for sale at October 31, 2011.

Investments classified as available-for-sale

The following is a summary of the cost, gross unrealized gains and losses, and fair value of investments classified as available-for-sale at October 31, 2011 and 2010:

2011

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,368	$5,518	$(45)	$39,841

2010

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,300	$3,655	$(414)	$37,541

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

Notes to Consolidated Financial Statements

4.  Investments  – (continued)

The Company reviewed the gross unrealized losses of $45,000 as of October 31, 2011 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $0.7 million at October 31, 2011.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds and certain equity securities classified as available-for-sale for the years ended October 31, 2011, 2010 and 2009.

(in thousands)	2011	2010	2009
Gains	$3,212	$3,108	$1,959
Losses	(2,626)	(60)	(397)
Net realized gains	$586	$3,048	$1,562

Investments in CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities. The Company’s ownership interests in the unconsolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of the CLO entities. At October 31, 2011 and 2010, combined assets under management in the pools of these unconsolidated CLO entities were $1.9 billion. The Company’s maximum exposure to loss as a result of its investments in the equity of unconsolidated CLO entities is the carrying value of such investments, which was $0.3 million and $1.4 million at October 31, 2011 and 2010, respectively. Investors in CLO entities have no recourse against the Company for any losses sustained in the CLO structure.

The Company did not recognize any impairment losses in fiscal 2011 or 2010.

In fiscal 2011, the Company sold its equity interest in a non-consolidated CLO entity and recognized a realized gain of $1.9 million in its Consolidated Statements of Income.

In fiscal 2009, the Company recognized impairment losses of $1.9 million related to two of the Company’s cash instrument CLO entities and a synthetic CLO entity. The impairment losses associated with the cash instrument CLO entities resulted from a decrease in the estimated future cash flows from the CLO entities due to an increase in the default rate of the underlying loan portfolios. The impairment losses associated with the synthetic CLO entity, which reduced the carrying value of the Company’s investment in that entity to zero, resulted from a decrease in the estimated cash flows from the entity due to higher realized default rates and lower recovery rates on the reference securities underlying the synthetic CLO entity’s portfolio of credit default swaps.

Investments in affiliates

In fiscal 2011, the Company sold its equity interest in Lloyd George Management (BVI) Limited (“LGM”), an investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including three funds sponsored by the Company. The Company recognized a gain of $5.5 million in the Company’s Consolidated Statements of Income in connection with the sale. The Company’s investment in LGM was $8.0 million at October 31, 2010.

Notes to Consolidated Financial Statements

4.  Investments  – (continued)

The Company has a 7 percent equity interest in a private equity partnership that invests in companies in the financial services industry. The Company’s investment in the partnership was $18.4 million and $12.8 million at October 31, 2011 and 2010, respectively.

The Company had equity interests in the following sponsored funds as of October 31, 2011 and 2010.

	Ownership Interest (%)		Ownership Interest ($)
(dollar amounts in thousands)	2011	2010	2011	2010
Eaton Vance Parametric Option Absolute Return Strategy Fund	27%	—	$19,298	$—
Eaton Vance Parametric Structured Commodity Strategy Fund	47%	—	9,190	—
Eaton Vance Global Macro Absolute Return Advantage Fund	—	33%	—	30,259

No impairment losses in value of the Company’s investments in affiliates were recognized during the years ended October 31, 2011, 2010 or 2009.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million for the years ended October 31, 2011 and 2010, respectively. Management believes that the carrying value of its other investments approximates their fair value.

5.  Fair Value Measurements

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

Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in non-consolidated CLO entities that have not been impaired in the current fiscal period and certain non-marketable investments that are accounted for using the equity or cost method.

There were no significant transfers between Level 1 and Level 2 during the years ending October 31, 2011 and 2010.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy.

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

Financial Instrument	Hierarchy	Valuation Methodology
Cash Equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes agency securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in sponsored funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

Financial Instrument	Hierarchy	Valuation Methodology
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Assets of consolidated collateralized loan obligation entity	Level 1	Includes investments in money market funds and certain equity securities. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes bank loans, debt and equity securities. Fair value is determined based upon valuations obtained from independent third-party broker or dealer prices and are derived from such services matrix pricing models, which considers information regarding securities with similar characteristics to determine the valuation.
	Level 3	Includes warrants, bank loans and equity securities. In certain instances the fair value has been determined using discounted cash flow analyses. Fair value in which pricing is received from one non-binding broker quote is also considered to be Level 3.
Liabilities of consolidated collateralized loan obligation entity	Level 3	Includes senior and subordinated note obligations. Fair value is determined primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market.

Other assets not held at fair value include investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2011.

2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$6,691	$360,676	$—	$—	$367,367
Investments:
Corporate debt securities	$—	$4,832	$—	$—	$4,832
Consolidated funds:
Debt securities	6,879	62,204	—	—	69,083
Equity securities	69,279	5,155	—	—	74,434
Separately managed accounts:
Debt securities	4,429	6,878	—	—	11,307
Equity securities	33,511	42	—	—	33,553
Sponsored funds	36,128	3,713	—	—	39,841
Collateralized loan obligation entities	—	—	—	278	278
Investments in affiliates	—	—	—	46,900	46,900
Other investments	—	37	—	7,470	7,507
Total Investments	$150,226	$82,861	$—	$54,648	$287,735

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Other financial assets:
Derivative financial assets	$—	$1,060	$—	$—	$1,060
Assets of consolidated collateralized loan obligation entity:
Cash equivalents	15,829	—	—	—	15,829
Bank loans and other investments	85	456,591	5,910	—	462,586
Total other financial assets	$15,914	$457,651	$5,910	$—	$479,475
Financial liabilities:
Derivative financial liabilities	$—	$6,654	$—	$—	$6,654
Securities sold, not yet purchased	—	6,270	—	—	6,270
Liabilities of consolidated collateralized loan obligation entity:
Senior and subordinated note obligations	—	—	477,699	—	477,699
Total financial liabilities	$—	$12,924	$477,699	$—	$490,623

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

The following table summarizes the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at October 31, 2010:

2010

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$1,291	$90,416	$—	$—	$91,707
Investments:
Corporate debt securities	$—	$4,732	$—	$—	$4,732
Consolidated funds:
Debt securities	9,372	102,213	—	—	111,585
Equity securities	45,135	43,049	—	—	88,184
Separately managed accounts:
Debt securities	—	3,666	—	—	3,666
Equity securities	27,724	968	—	—	28,692
Sponsored funds	34,194	3,347	—	—	37,541
Collateralized loan obligation entities	—	—	—	1,391	1,391
Investments in affiliates	—	—	—	51,111	51,111
Other investments	—	37	—	7,470	7,507
Total investments	$116,425	$158,012	$—	$59,972	$334,409
Other financial assets:
Derivative financial assets	$—	$582	$—	$—	$582
Financial liabilities:
Derivative financial liabilities	$—	$3,519	$—	$—	$3,519
Securities sold, not yet purchased	—	731	—	—	731
Total financial liabilities	$—	$4,250	$—	$—	$4,250

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the fiscal year ended October 31, 2011 were as follows:

Notes to Consolidated Financial Statements

5.  Fair Value Measurements  – (continued)

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at November 1, 2010	$—	$—
Adjustment for adoption of new consolidation guidance	5,265	444,087
Net losses on investments and note obligations(1)	1,314	33,612
Purchases, sales and settlements, net	(1,353)	—
Net transfers into (out of) Level 3	684	—
Balance at October 31, 2011	$5,910	$477,699
Change in unrealized gains included in net income relating to assets and liabilities held at October 31, 2011	$1,314	$33,612

(1)	Substantially all net losses on investments and note obligations attributable to the assets and borrowings of the Company’s consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company’s Consolidated Statement of Income.

The transfers into (out of) Level 3 is the result of changes in the observability of the inputs in the valuation model.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company maintains an investment in one non-consolidated CLO entity totaling $0.3 million at October 31, 2011. The Company’s investment in this CLO entity is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

6.  Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

In October 2007, the Company issued $500 million in aggregate principal amount of 6.5 percent senior notes due October 2017. In anticipation of the offering, the Company entered into an interest rate lock transaction with an aggregate notional amount of $200 million intended to hedge against movements in ten-year Treasury rates between the time at which the decision was made to issue the debt and the pricing of the securities. The prevailing Treasury rate had declined at the time of the pricing of the securities, and the interest rate lock was settled for a payment by the Company of $4.5 million. At termination, the interest rate lock was determined to be an effective cash flow hedge and the $4.5 million settlement cost was recorded as a loss in other comprehensive income (loss), net of tax. The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal years ended October 31, 2011, 2010, and 2009, the Company each year reclassified $0.4 million of the loss on the Treasury lock transaction into interest expense. At October 31, 2011, the remaining unamortized loss on this transaction was $2.6 million. During fiscal 2012, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Notes to Consolidated Financial Statements

6.  Derivative Financial Instruments  – (continued)

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separate accounts and consolidated funds seeded for new product development purposes.

At October 31, 2011, the Company had ten outstanding foreign exchange contracts with four counterparties with an aggregate notional value of $7.8 million. At October 31, 2011, the Company had ten outstanding stock index futures contracts with one counterparty with an aggregate notional value of $90.8 million. In addition, at October 31, 2011 the Company had twenty-three outstanding commodity futures contracts with one counterparty with an aggregate notional value of $23.4 million.

The following table presents the fair value as of October 31, 2011 of derivative instruments not designated as hedging instruments:

October 31, 2011

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$24	Other liabilities	$124
Stock index futures contracts	Other assets	157	Other liabilities	6,363
Commodity futures contracts	Other assets	879	Other liabilities	167
Total		$1,060		$6,654

The following table presents the fair value as of October 31, 2010 of derivative instruments not designated as hedging instruments:

October 31, 2010

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$12	Other liabilities	$1,187
Stock index futures contracts	Other assets	489	Other liabilities	1,415
Commodity futures contracts	Other assets	81	Other liabilities	917
Total		$582		$3,519

Notes to Consolidated Financial Statements

6.  Derivative Financial Instruments  – (continued)

The following is a summary of the net gains (losses) recognized in income for the year ended October 31, 2011:

(in thousands)	Income Statement Location	2011	2010	2009
Foreign exchange contracts	Net gains on investments and derivatives	$(1,495)	$(810)	$—
Stock index futures contracts	Net gains on investments and derivatives	(2,658)	(1,923)	42
Commodity futures contracts	Net gains on investments and derivatives	305	(836)	—
Total		$(3,848)	$(3,569)	$42

7.  Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the Consolidated Balance Sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2011 and 2010:

	2011		2010
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,470	$7,470	$7,470	$7,470
Notes receivable from stock option exercises	$4,441	$4,441	$3,158	$3,158
Debt	$500,000	$566,047	$500,000	$590,692

For fair value purposes the carrying value of other investments and notes receivable from stock option exercises approximates fair value. The carrying value of the Company’s debt has been determined using publicly available market prices, which are considered Level 1 inputs.

8.  VIEs

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

Notes to Consolidated Financial Statements

8.  VIEs  – (continued)

Investments in VIEs that are consolidated

CLO entity
As described in Note 2, the Company adopted the provisions of a new consolidation standard on November 1, 2010 that resulted in the consolidation of a CLO entity.

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

The following table presents, as of October 31, 2011, the fair value of the CLO entity’s assets and liabilities subject to fair value accounting:

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$474,515	$1,192	$500,066
Excess unpaid principal balance over fair value	(17,820)	(617)	(22,367)
Fair value	$456,695	$575	$477,699

During fiscal 2011, changes in the fair values of the CLO entity’s bank loans and other investments resulted in net losses of $4.6 million, while an increase in the fair value of the CLO’s entity’s note obligations resulted in net losses of $33.6 million. The combined net losses of $38.2 million were recorded as net losses on bank loans, other investments and note obligations of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the fiscal year ended October 31, 2011. Substantially all of the losses related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the period were attributable to changes in instrument-specific credit risk due to the credit spreads for these instruments tightening while benchmarked interest rates remained relatively unchanged.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. The CLO entity may elect to reinvest any prepayments received on bank loans or other investments prior to April 2013. Any subsequent prepayments received must be used to pay down its note obligations.

Notes to Consolidated Financial Statements

8.  VIEs  – (continued)

Interest income and expense are recorded on an accrual basis and reported as interest income and interest expense in other income (expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the fiscal year ended October 31, 2011.

At October 31, 2011, the following carrying amounts related to this CLO entity were included in the Company’s Consolidated Balance Sheet:

(in thousands)	October 31, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$16,521
Bank loans and other investments	462,586
Other assets	2,715
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	477,699
Other liabilities	5,193
Appropriated deficit	(3,867)
Total net interest in consolidated CLO entity	$2,797

For the fiscal year ended October 31, 2011, the Company recorded a net loss of $31.0 million related to the CLO entity. A net loss of $34.5 million for the fiscal year ended October 31, 2011 was included in net income attributable to non-controlling and other beneficial interests, reflecting the interests of third-party note holders of the CLO entity.

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

Parametric Risk Advisors had assets of $4.9 million and $3.8 million on October 31, 2011 and 2010, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and liabilities of $2.5 million and $1.7 million on October 31, 2011 and 2010, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs that are not consolidated

CLO entities
The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.9 billion as of October 31, 2011 and 2010. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company held investments in these entities totaling $0.3 million and $1.4 million on October 31, 2011 and 2010, respectively, and collateral management fees receivable totaling $3.0 million and $1.8 million on October 31, 2011 and 2010, respectively. In the fiscal year ended October 31, 2011, the Company did not provide any financial or other

Notes to Consolidated Financial Statements

8.  VIEs  – (continued)

support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of October 31, 2011.

The Company’s investments in the CLO entities identified above are collectively disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of interest income based upon projected investment yields.

Other entities
The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.6 billion and $10.9 billion as of October 31, 2011 and 2010, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $3.7 million and $3.3 million on October 31, 2011 and 2010, respectively, and investment advisory fees receivable totaling $0.4 million on October 31, 2011 and 2010, respectively. In the fiscal year ended October 31, 2011, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments and investment advisory fees receivable from the entities as of October 31, 2011.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 4. These investments are classified as available-for-sale and the Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9.  Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2011 and 2010:

(in thousands)	2011	2010
Equipment	$70,546	$70,584
Leasehold improvements	51,056	45,805
Subtotal	121,602	116,389
Less: Accumulated depreciation and amortization	(54,375)	(45,170)
Equipment and leasehold improvements, net	$67,227	$71,219

Depreciation and amortization expense was $15.8 million, $ 15.4 million, and $14.1 million for the years ended October 31, 2011, 2010 and 2009, respectively.

10.  Acquisitions, Goodwill and Intangible Assets

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)
Parametric Risk Advisors is a majority-owned subsidiary of Parametric Portfolio Associates. In fiscal 2011, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing a 9 percent ownership interest in Parametric Risk Advisors for $2.3 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2011. As a result of the transaction, the Company’s ownership interest increased from 51 percent to 60 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing. Parametric Portfolio Associates has the right to purchase the remaining non-controlling interest in Parametric Risk

Notes to Consolidated Financial Statements

10.  Acquisitions, Goodwill and Intangible Assets  – (continued)

Advisors over a four-year period based on a prescribed multiple of earnings before interest and taxes of the entity for the twelve months ending April 30, 2012 and the next three twelve-month periods. The exercise of the call rights is not contingent upon the non-controlling interest holders of Parametric Risk Advisors remaining employees of the Company.

In fiscal 2010, Parametric Portfolio Associates exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing an 11 percent ownership interest in Parametric Risk Advisors for $2.2 million. As a result of the transaction, the Company’s ownership interest increased from 40 percent to 51 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interest.

Parametric Portfolio Associates
In fiscal 2011, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase for $4.3 million an additional interest in Parametric Portfolio Associates representing a 0.5 percent capital interest and a 0.9 percent profit interest in the entity. Pursuant to the acquisition agreement, the exercise price of the put option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2010. The transaction reduced the capital interests held by non-controlling interest holders from 5.7 percent on October 31, 2010 to 5.2 percent on October 31, 2011. Profit interests held by non-controlling interest holders, which include direct profit interests in Parametric Portfolio Associates as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 11.4 percent on October 31, 2011 from 11.1 percent on October 31, 2010, reflecting an additional 1.2 percent profit interest granted under the long-term equity incentive plan partly offset by the repurchase of the 0.9 percent profit interest referenced above. The exercise of the put was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In fiscal 2010, the Company exercised a call option requiring the non-controlling interest holders of Parametric Portfolio Associates to sell to the Company for $9.0 million units representing a 1.9 percent capital ownership interest and a 3.1 percent profits interest in the entity. The transaction reduced the capital interests held by non-controlling interest holders from 7.6 percent on October 31, 2009 to 5.7 percent on October 31, 2010. Profit interests held by non-controlling interest holders, which include direct profit interests in Parametric Portfolio Associates as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity decreased to 11.1 percent on October 31, 2010 from 12.5 percent on October 31, 2009, reflecting the repurchase of the 3.1 percent profit interest referenced above partly offset by a 1.2 percent profit interest granted under the long-term equity incentive plan. The exercise of the call was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Non-controlling interest holders of Parametric Portfolio Associates have the right to sell to the Company 3.3 percent of the capital of Parametric Portfolio Associates (which entitles the holders to a 5.4 percent profits interest) based on the financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2011. Non-controlling interest holders of Parametric Portfolio Associates will have the right to sell to the Company the remaining 1.9 percent of the capital of Parametric Portfolio Associates (which entitles the holder to the remaining 3.1 percent profits interest) based on financial results of Parametric Portfolio Associates for the calendar year ending December 31, 2012. The Company has the right to purchase the remaining capital and associated profit interests held by the non-controlling interest holders of Parametric Portfolio Associates based on its financial results for the calendar year ending December 31, 2012. Prices for acquiring capital and profits interests in Parametric Portfolio Associates will be based on a multiple of earnings before interest and taxes. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Parametric Portfolio Associates remaining employees of the Company.

Notes to Consolidated Financial Statements

10.  Acquisitions, Goodwill and Intangible Assets  – (continued)

Atlanta Capital Management
Non-controlling interest holders of Atlanta Capital Management have the right to sell a 10.3 percent interest in Atlanta Capital Management to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital Management for the fiscal year ending October 31, 2011 and each year thereafter subject to certain restrictions. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital Management’s financial results for the fiscal year ending October 31, 2013 and each year thereafter. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital Management remaining employees of the Company.

Profit interests held by non-controlling interest holders, which include direct profit interests in Atlanta Capital Management as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 16.9 percent on October 31, 2011 from 15.2 percent on October 31, 2010, reflecting an additional 1.7 percent profit interest granted under the long-term equity incentive plan.

Fox Asset Management
During fiscal 2011, the non-controlling interest holders of Fox Asset Management executed a put option requiring the Company to purchase an additional 16 percent interest in Fox Asset Management. The transaction settled on March 1, 2011 and increased the Company’s ownership interest from 84 percent to 100 percent. Pursuant to the terms of the unit purchase agreement, no proceeds were transferred at closing.

TABS
In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”). The acquisition was completed prior to the change in accounting for contingent purchase price consideration. Accordingly, all contingent purchase price payments from this acquisition are adjusted to the purchase price allocation.

During fiscal 2011, the Company made a contingent payment of $11.6 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2010. The payment reduced the contingent purchase price liability to zero and increased goodwill by $6.5 million. The Company will be obligated to make five additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

During fiscal 2010, the Company made a contingent payment of $8.8 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2009. The payment reduced the contingent purchase price liability to $5.1 million as of October 31, 2010.

Notes to Consolidated Financial Statements

10.  Acquisitions, Goodwill and Intangible Assets  – (continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Balance, beginning of period	$135,786	$135,786
Goodwill acquired	6,516	—
Balance, end of period	$142,302	$135,786

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2011 and determined that there was no impairment in the value of this asset as of September 30, 2011. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2010 and 2009.

Intangible assets

The following is a summary of intangible assets at October 31, 2011 and 2010:

October 31, 2011

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	7.9	$110,327	$(50,749)	$59,578
Intellectual property acquired	14.6	1,000	(62)	938
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$118,035	$(50,811)	$67,224

Notes to Consolidated Financial Statements

10.  Acquisitions, Goodwill and Intangible Assets  – (continued)

October 31, 2010

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	8.8	$109,177	$(42,867)	$66,310
Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	—	6,708
Total		$115,885	$(42,867)	$73,018

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2011, 2010 or 2009.

Amortization expense was $7.9 million, $7.8 million and $6.9 million for the years ended October 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense
2012	$7,995
2013	7,995
2014	7,968
2015	7,743
2016	7,301

11.  Debt

Senior Notes

The Company has issued $500 million in aggregate principal of 6.5 percent unsecured senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the senior notes.

Corporate Credit Facility

The Company’s unsecured revolving credit facility expires on August 13, 2012. Under the facility, the Company may borrow up to $200 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The facility agreement contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2011 and 2010, the Company had no borrowings outstanding under its unsecured revolving credit facility.

Notes to Consolidated Financial Statements

12.  Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan — Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “ACM Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “PPA Plan”). The Company recognized total compensation cost related to its plans for the years ended October 31, 2011, 2010 and 2009 as follows:

(in thousands)	2011	2010	2009
2008 Plan:
Stock options	$31,536	$32,225	$34,305
Restricted shares	17,180	13,065	5,920
Phantom stock units	264	301	195
Employee Stock Purchase Plan	782	1,099	897
Incentive Plan – Stock Alternative	373	342	153
ACM Plan	639	408	200
PPA Plan	1,520	720	—
Total stock-based compensation expense	$52,294	$48,160	$41,670

The total income tax benefit recognized for stock-based compensation arrangements was $16.5 million, $15.0 million and $12.0 million for the years ended October 31, 2011, 2010 and 2009, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 16.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2011, 3.0 million restricted shares and options to purchase 8.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the years ended October 31, 2011, 2010 and 2009 using the Black-Scholes option pricing model were as follows:

Notes to Consolidated Financial Statements

12.  Stock-Based Compensation Plans  – (continued)

	2011	2010	2009
Weighted-average grant date fair value of options granted	$8.55	$8.84	$6.72
Assumptions:
Dividend yield	2.2% to 2.5%	1.8% to 2.3%	2.3% to 3.1%
Volatility	34%	33%	32% to 34%
Risk-free interest rate	2.2% to 3.1%	2.7% to 3.6%	2.9% to 4.6%
Expected life of options	7.3 years	7.3 years	7.4 years

Stock option transactions under the 2008 Plan and predecessor plans for the year ended October 31, 2011 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	28,712	$25.16
Granted	2,813	29.41
Exercised	(3,341)	16.68
Forfeited/expired	(385)	32.74
Options outstanding, end of period	27,799	$26.50	4.9	$90,040
Options exercisable, end of period	18,174	$24.23	3.5	$81,014
Vested or expected to vest at October 31, 2011	27,414	$26.44	4.8	$89,679

The Company received $53.5 million, $49.5 million and $21.5 million related to the exercise of options for the years ended October 31, 2011, 2010 and 2009, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2011, 2010 and 2009 was $36.8 million, $50.7 million and $27.8 million, respectively. The total fair value of options that vested during the year ended October 31, 2011 was $31.4 million.

As of October 31, 2011, there was $37.4 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years.

In November 2011, the Company granted options for the purchase of 3.1 million shares of the Company’s Non-Voting Common Stock under the 2008 Plan at a price of $25.06 per share, the then current trading price of the underlying securities.

Restricted Shares
Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of October 31, 2011, there was $46.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the Company’s restricted share activity for the year ended October 31, 2011 under the 2008 Plan and predecessor plans is presented below:

Notes to Consolidated Financial Statements

12.  Stock-Based Compensation Plans  – (continued)

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	1,792	$25.73
Granted	1,060	29.36
Vested	(289)	25.73
Forfeited/expired	(81)	26.45
Unvested, end of period	2,482	$27.29

In November 2011, the Company granted a total of 1.4 million shares of restricted shares under the 2008 plan.

Phantom Stock Units
During fiscal 2011, approximately 9,000 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of October 31, 2011, there was $0.1 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the U.S. Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. Through October 31, 2011, 7.9 million shares have been issued pursuant to this plan. The Company received $3.8 million, $3.9 million and $4.1 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2011, 2010 and 2009, respectively.

Incentive Plan — Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan — Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2011, 3.8 million shares have been issued pursuant to this plan. The Company received $3.7 million, $2.9 million and $3.6 million related to shares issued under the Incentive Plan — Stock Alternative for the years ended October 31, 2011, 2010 and 2009, respectively.

ACM Plan

The ACM Plan allows for awards of profit units tied to the financial performance of Atlanta Capital Management to key employees of that entity. Profit units granted under the ACM Plan vest over five years and are valued on date of grant utilizing an annual appraisal. The annual appraisal is developed using two models, a fading growth model and a guideline company model. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Profit units are redeemed upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The

Notes to Consolidated Financial Statements

12.  Stock-Based Compensation Plans  – (continued)

call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter or upon termination of employment. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first day of the fiscal year.

In the year ended October 31, 2011, approximately 38,500 profit units tied to the financial performance of Atlanta Capital Management were issued to certain employees of that entity pursuant to the ACM Plan at a weighted-average per unit price of $29.90. Because the units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2011, there was $1.9 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years. Through October 31, 2011, 148,200 profit units have been issued pursuant to the ACM Plan.

PPA Plan

The PPA Plan allows for awards of profit units tied to the financial performance of Parametric Portfolio Associates to key employees of that entity. Profit units granted under the PPA Plan vest over five years and are valued on a date of grant utilizing an annual appraisal. The annual appraisal is developed using two models, a fading growth model and a guideline company model. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Profit units are redeemed upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter or upon termination of employment. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first day of the fiscal year.

In the year ended October 31, 2011, approximately 7,400 profit units tied to the financial performance of Parametric Portfolio Associates were issued to certain employees of that entity pursuant to the PPA Plan at a weighted-average per unit price of $543.32. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2011, there was $5.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.6 years. Through October 31, 2011, 17,500 profit units have been issued pursuant to the PPA Plan.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2011, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

13.  Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its

Notes to Consolidated Financial Statements

13.  Employee Benefit Plans  – (continued)

discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $36,750, $36,750 and $34,500 per employee for the years ended October 31, 2011, 2010 and 2009, respectively. The Company’s expense under the plan and its predecessor plans was $16.8 million, $15.3 million and $14.6 million for the years ended October 31, 2011, 2010 and 2009, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2011. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2011, 2010 and 2009 was $16,243, $49,649 and $55,593, respectively.

14.  Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2011, the Company did not issue or repurchase any shares of its Voting Common Stock.

The Company’s current share repurchase program was announced on October 26, 2011. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and the amount of shares for each purchase are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In fiscal 2011, the Company purchased and retired approximately 7.3 million shares of its Non-Voting Common Stock under previous repurchase authorizations and 20,352 shares of its Non-Voting Common Stock under the current authorization. Substantially all of the current 8.0 million share repurchase authorization remains unused.

Notes to Consolidated Financial Statements

15.  Income Taxes

The provision for income taxes for the years ended October 31, 2011, 2010 and 2009 consists of the following:

(in thousands)	2011	2010	2009
Current:
Federal	$88,051	$124,526	$102,868
State	13,925	18,241	6,317
Deferred:
Federal	48,091	(13,981)	(34,641)
State	6,777	(2,523)	(3,500)
Total	$156,844	$126,263	$71,044

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Closed-end fund expenses	$—	$94,678
Stock-based compensation	67,190	60,873
Differences between book and tax bases of investments	5,763	5,334
Deferred rent	4,874	5,105
Federal benefit of unrecognized state tax benefits	3,554	3,489
Compensation and benefit expense	3,077	3,145
Capital loss carry-forward	—	1,288
Unrealized losses on derivative instruments	929	1,086
Other	403	695
Total deferred tax asset	$85,790	$175,693
Deferred tax liabilities:
Closed-end fund expenses	$—	$(21,542)
Compensation and benefit expense	(10,909)	(15,424)
Deferred sales commissions	(10,624)	(18,263)
Differences between book and tax bases of goodwill and intangibles	(16,075)	(16,505)
Differences between book and tax bases of property	(4,966)	(5,718)
Unrealized net holding gains on investments	(1,873)	(967)
Total deferred tax liability	$(44,447)	$(78,419)
Net deferred tax asset	$41,343	$97,274

Notes to Consolidated Financial Statements

15.  Income Taxes  – (continued)

No valuation allowance has been recorded for deferred tax assets reflecting management’s belief that all deferred tax assets will be utilized.

A reconciliation from the U.S. Federal statutory income tax rate to the Company’s effective income tax rate for the years ended October 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.6	3.4	2.5
Non-controlling interest	1.6	(0.9)	(0.9)
Stock-based compensation	0.6	0.9	(1.0)
Release of liabilities associated with uncertain tax positions	—	(0.1)	(1.5)
Other	0.3	0.3	0.1
Effective income tax rate	41.1%	38.6%	34.2%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $7.0 million, $10.8 million and $13.6 million for the years ended October 31, 2011, 2010 and 2009, respectively. Such benefit has been reflected as a component of shareholders’ equity.

During fiscal 2011, the Company received approval from the Internal Revenue Service to change the Company’s tax accounting for certain closed-end fund expenses. This change in tax accounting allows for the immediate tax deduction of current year closed-end fund expenses, as well as a tax deduction in the Company’s fiscal 2010 tax return for previously deferred expenses. This change in accounting resulted in a decrease of deferred tax assets and a corresponding decrease in taxes payable of $94.7 million. In conjunction with the approval of the change in tax accounting, the Company filed for and received a refund of $85.0 million in fiscal 2011.

The changes in gross unrecognized tax benefits for the years ended October 31, 2011, 2010 and 2009 are as follows:

(in thousands)	2011	2010	2009
Beginning Balance	$9,474	$9,975	$16,638
Additions for tax provisions of prior years	—	245	3,732
Reductions for tax provisions of prior years	—	(771)	(3,257)
Additions based on tax provisions related to current year	—	30	210
Reductions for settlements with taxing authorities	—	(5)	(7,348)
Ending Balance	$9,474	$9,474	$9,975

The total amount of unrecognized tax benefits as of October 31, 2011, 2010 and 2009 that, if recognized, would impact the effective tax rate is $9.5 million, $9.5 million, and $10.0 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal, state, local and foreign jurisdictions. In the ordinary course of business, various taxing authorities may not agree with certain tax positions the Company has taken, or the applicable law may not be clear. To resolve some of these

Notes to Consolidated Financial Statements

15.  Income Taxes  – (continued)

uncertainties, the Company executed Voluntary Disclosure Agreements (“VDAs”) with two state taxing authorities in fiscal 2009. The execution of the VDAs reduced the Company’s income tax expense and effective tax rate by $3.1 million and 1.5%, respectively, for the year ended October 31, 2009.

In the years ended October 31, 2011, 2010 and 2009, the Company recognized $0.2 million each year in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $1.0 million, $0.7 million, and $0.9 million at October 31, 2011, 2010 and 2009, respectively.

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

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. tax authorities for fiscal years prior to fiscal 2008. The Company is currently under audit by the Commonwealth of Massachusetts for fiscal years 2004 through 2009. The Company has extended the statute of limitations for fiscal years 2004 through 2007 to enable the Commonwealth to complete its audit.

16.  Non-controlling Interests

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

The interests in the Company’s majority-owned subsidiaries are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by non-controlling interest holders and calls held by the Company. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant

Notes to Consolidated Financial Statements

16.  Non-controlling Interests  – (continued)

uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary at specific points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests. Net income attributable to non-controlling and other beneficial interests in fiscal 2011 and 2010 reflects an increase of $30.2 million and $18.4 million, respectively, in the estimated redemption value of redeemable non-controlling interests. Any future payments made to the non-controlling interest holders of our majority-owned subsidiaries upon execution of the puts and calls described above will reduce temporary equity.

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

For the years ended October 31, 2011, 2010 and 2009, net income attributable to non-controlling and other beneficial interests totaled $12.7 million, $26.9 million and $5.4 million, respectively. Net income attributable to non-controlling and other beneficial interests for the year ended October 31, 2011 also reflects $34.5 million of losses substantially borne by other beneficial interest holders of the consolidated CLO entity. Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of the Company’s majority-owned subsidiaries and consolidated funds. Atlanta Capital Management, Parametric Portfolio Associates and Parametric Risk Advisors are limited liability companies that are treated as partnerships for tax purposes. Consolidated funds and the CLO entity that the Company consolidates are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

17.  Comprehensive Income

During the years ended October 31, 2011, 2010 and 2009, the Company reclassified gains of $0.6 million, $3.0 million, and $1.6 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

The components of accumulated other comprehensive income (loss), net of taxes, at October 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Unamortized loss on derivative instrument, net of tax	$(1,714)	$(2,003)
Net unrealized gains on available-for-sale securities, net of tax	3,386	2,041
Foreign currency translation adjustments, net of tax	(332)	(473)
Total accumulated other comprehensive income (loss)	$1,340	$(435)

Notes to Consolidated Financial Statements

18.  Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations for the years ended October 31, 2011, 2010 and 2009:

(in thousands, except per share data)	2011	2010	2009
Net income allocated to:
Common shares	$210,305	$171,623	$128,982
Participating restricted shares	4,597	2,675	1,125
Total net income attributable to Eaton Vance Corp. shareholders	$214,902	$174,298	$130,107
Weighted-average shares outstanding – basic	115,326	116,444	116,175
Incremental common shares	4,649	6,188	4,400
Weighted-average shares outstanding – diluted	119,975	122,632	120,575
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$1.82	$1.47	$1.11
Diluted	$1.75	$1.40	$1.07

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 12.1 million, 9.0 million, and 14.6 million for the years ended October 31, 2011, 2010 and 2009, respectively.

19.  Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements. In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds managed and/or advised by Eaton Vance Management or Boston Management and Research, both wholly owned subsidiaries of the Company. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition or results of operations of the Company.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company had invested $13.8 million of the total $15.0 million of committed capital at October 31, 2011. The Company anticipates the remaining $1.2 million will likely be invested by March 2015.

Notes to Consolidated Financial Statements

19.  Commitments and Contingencies  – (continued)

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of October 31, 2011 the Company has $6.3 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under noncancelable operating leases that expire over various terms. The lease payments are recognized on a straight-line basis over the noncancelable term of the lease plus any anticipated extensions. Rent expense under these leases in 2011, 2010 and 2009 amounted to $20.1 million, $19.9 million and $22.9 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31, (in thousands)	Amount(1)
2012	$19,286
2013	19,790
2014	20,309
2015	20,114
2016 – thereafter	331,944
Total	$411,443

(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $4.5 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the noncancelable term of the sublease. Rental income under these subleases in fiscal 2011 and 2010 amounted to $1.3 million and $0.8 million, respectively. Future minimum rent to be received under the subleases are as follows:

Year Ending October 31, (in thousands)	Amount
2012	$1,278
2013	1,022
2014	971
2015	971
2016 – thereafter	291
Total	$4,533

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital Management, Parametric Portfolio Associates and Parametric Risk Advisors, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 10.

Notes to Consolidated Financial Statements

20.  Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $108.4 million, which exceeds its minimum net capital requirement of $3.4 million at October 31, 2011. The ratio of aggregate indebtedness to net capital at October 31, 2011 was 0.47-to-1.

At October 31, 2011, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

21.  Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the years ended October 31, 2011, 2010 and 2009 are as follows:

	Years Ended October 31,
(in thousands)	2011	2010	2009
Investment advisory and administrative fees	$768,430	$669,017	$535,895
Distribution fees	92,770	91,750	76,990
Service fees	144,530	139,741	116,331
Shareholder services fees	2,188	2,255	2,123
Total	$1,007,918	$902,763	$731,339

For the years ended October 31, 2011, 2010 and 2009, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $13.0 million, $18.0 million and $29.1 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains earned on investments in sponsored funds classified as available-for-sale for the years ended October 31, 2011, 2010 and 2009 are as follows:

Notes to Consolidated Financial Statements

21.  Related Party Transactions  – (continued)

	Years Ended October 31,
(in thousands)	2011	2010	2009
Proceeds from sales	$61,866	$32,586	$6,699
Net realized gains	586	3,048	1,562
Total	$62,452	$35,634	$8,261

The Company bears non-advisory expenses on certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2011, 2010 and 2009, expenses of $16.0 million, $16.0 million and $10.3 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2011 and 2010 are receivables due from sponsored funds of $82.5 million and $85.9 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.3 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $4.4 million and $3.2 million at October 31, 2011 and 2010, respectively.

22.  Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

The following portfolios and related funds provided over 10 percent of the total revenue of the Company for the fiscal years noted, and is comprised of investment advisory and administration fees, underwriting commissions, distribution plan payments and service fees for the years ended October 31, 2011, 2010 and 2009:

(dollar figures in thousands)	2011	2010	2009
Large Cap Value Portfolio and related funds	$127,650	$126,565	$94,665
Percent of total revenue	10.1%	11.3%	10.6%
Tax-Managed Growth Portfolio and related funds	$—	$—	$100,933
Percent of total revenue	—	—	11.3%

Notes to Consolidated Financial Statements

23.  Comparative Quarterly Financial Information (Unaudited)

	2011
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$312,287	$325,838	$327,303	$294,603	$1,260,031
Operating income	$103,018	$117,037	$115,674	$101,928	$437,657
Net income attributable to Eaton Vance Corp. shareholders	$37,535	$62,479	$68,068	$46,820	$214,902
Earnings per Share:
Basic	$0.31	$0.53	$0.58	$0.41	$1.82
Diluted	$0.30	$0.50	$0.55	$0.40	$1.75

	2010
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenues	$272,035	$272,953	$273,079	$303,594	$1,121,661
Operating income	$87,347	$81,089	$78,762	$106,084	$353,282
Net income attributable to Eaton Vance Corp. shareholders	$46,242	$36,000	$41,750	$50,306	$174,298
Earnings per Share:
Basic	$0.39	$0.30	$0.35	$0.43	$1.47
Diluted	$0.37	$0.29	$0.34	$0.41	$1.40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company adopted new accounting guidance for consolidation of variable interest entities effective November 1, 2010, and non-controlling interests effective November 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 21, 2011

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2011, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2011 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2011.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of October 31, 2011. This Report appears on page 109.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2011 of the Company and our report dated December 21, 2011 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of new accounting guidance related to consolidation of variable interest entities interests in 2011 and non-controlling interests in 2010.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 21, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2011:

Name	Age	Position
Thomas E. Faust Jr.	53	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	59	Director
Leo I. Higdon, Jr.	65	Director
Dorothy E. Puhy	59	Director
Duncan W. Richardson	54	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	62	Director
Richard A. Spillane, Jr.	60	Director
Jeffrey P. Beale	55	Vice President and Chief Administrative Officer
Laurie G. Hylton	45	Vice President and Chief Accounting Officer
Frederick S. Marius	48	Vice President, Secretary and Chief Legal Officer
Robert J. Whelan	50	Vice President, Treasurer and Chief Financial Officer
Matthew J. Witkos	45	President of Eaton Vance Distributors, Inc.

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

Ms. Berman has served as a Director of the Company since January 2006. She is Chairwoman of the Audit Committee and serves as a member of the Compensation and Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Berman served as a Senior Advisor at Harvard University from April 2006 to June 2009 and served as Harvard’s Vice President for Finance and Chief Financial Officer from October 2002 to April 2006. Ms. Berman has also been a Director of Loews Corporation since 2006 and Cantel Medical Corp. since March 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on a review of the copies of such reports furnished to us, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2011.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2011, of Mr. Faust as Chairman, CEO and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. Higdon as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

Audit Committee

Our Audit Committee assists the Board of Directors in its oversight of the quality and integrity of our accounting, audit and reporting practices. Our Audit Committee’s role includes assisting our Board of Directors in its oversight and evaluation of (1) the integrity of our financial reporting processes and resultant financial statements and the effectiveness of our independent audit thereof; (2) our compliance with legal and regulatory requirements; (3) the qualifications, independence, and performance of our independent registered public accounting firm; and (4) the performance of our internal audit function. Our Audit Committee relies on the expertise and knowledge of management, our internal auditors and our independent registered public accounting firm in carrying out its oversight responsibilities. The specific responsibilities of our Audit Committee are described in our Audit Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Compensation Committee

The Compensation Committee assists our Board of Directors in its oversight and evaluation responsibilities relating to compensation matters. The Compensation Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs. The specific responsibilities and functions of our Compensation Committee are described in our Compensation Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

The Compensation Committee consists of Winthrop H. Smith, Jr., Leo I. Higdon, Jr., Ann E. Berman and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

Nominating and Governance Committee

The principal function of our Nominating and Governance Committee is to assist our Board of Directors in its responsibilities relating to board membership. The primary responsibilities of our Nominating and Governance Committee are to (1) identify and recommend qualified individuals to become Directors of our Company; (2) review with our Board the independence and other qualifications of Directors; (3) review and recommend the composition of Board committees; (4) develop and recommend to our Board the corporate governance principles applicable to the Company; and (5) lead our Board of Directors in its annual review of their performance and the annual evaluation of our management. The specific responsibilities and functions of our Nominating and Governance Committee are described in our Nominating and Governance Committee Charter. The charter is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2011, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Continue strong internal growth;
•	Maintain stable financial condition and fiscal discipline;
•	Execute successful transitions;
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus

•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2011, the Committee noted the following:

•	We achieved new record high earnings and adjusted earnings per diluted share, record revenues and record product sales.
•	We maintained positive net flows and continued positive internal growth amid a challenging market environment.
•	Our long-term investment performance remained solid, with 13 equity funds and 16 income funds having an overall 4 or 5 star Morningstar rating for at least one class of their shares at September 30, 2011, covering a broad range of equity, fixed income and floating-rate income disciplines.
•	We introduced eight new funds during the year to take advantage of our expanding investment capabilities and support a broader market position.
•	We completed the acquisition of the assets of Managed ETFs LLC and launched Navigate Fund Solutions to pursue commercialization of the acquired technology.
•	We continued diligent cost control while maintaining positive employee morale and high customer service levels.
•	Our financial condition in terms of balance sheet strength, cash flow generation, credit availability and liquidity remained sound.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives, and based on this evaluation make recommendations to the Board for the independent Directors to approve the CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);
•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board provided, however, that the Committee shall have full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries;
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2011, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

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

As part of our annual executive compensation review process in October 2011, our CEO, Executive Vice President, Chief Administrative Officer, Chief Legal Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group and are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2010, the Committee reviewed and approved salary increases averaging 2 percent for our named executive officers for fiscal 2011. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 8 percent of our total named executive officers’ compensation in fiscal 2011 (as defined in the Summary Compensation table) was paid in the form of base salaries.

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

We maintain a performance-based incentive pool for all of our eligible officers, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pool is calculated each year as a substantially fixed percentage of our adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted for closed-end fund structuring fees and one-time payments, stock-based compensation, operating results of consolidated funds and CLO entities and any write-off of intangible assets or goodwill associated with our acquisitions (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pool represents the pool of funds out of which executive officers, along with all other officers of the Company, are paid, but does not itself factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pool, historical trends, and the allocation of the pool among executive and non-executive officers.

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

In October 2010, the Committee established the performance target for the twelve months ended September 30, 2011, which was the achievement of $96.6 million of adjusted operating income before the performance-based incentive pool. The Committee further established that our named executive officers, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos and Jeffrey P. Beale, were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.0 percent and 1.5 percent, respectively, of adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve-month period.

The Company recorded adjusted operating income before the performance-based incentive pool of $563.7 million for the twelve months ended September 30, 2011. Adjusted operating income for the period was calculated by adding $51.7 million of stock-based compensation to reported operating income of $512.0 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2011 was calculated as a percentage of $467.1 million, which represents the difference between pre-incentive pool adjusted operating income of $563.7 million and the pre-established performance target of $96.6 million. The maximum award potential by this measure for Messrs. Faust, Whelan, Richardson, Witkos and Beale was $10.0 million, $7.0 million, $10.0 million, $10.0 million and $7.0 million, respectively. Management provided the Board with a report related to the meeting of the pre-established performance target, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance target and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance target was met for the purpose of the plan and that the named executive officers were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $3.8 million, $1.0 million, $2.3 million, $2.5 million and

$1.2 million to Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, which amounts were less than the maximum award potential for each named executive officer.

The Committee arrived at its decision to reduce the payments made under the Executive Performance-Based Compensation Plan to amounts that were less than the maximum award potential for each named executive officer after careful consideration of recommendations made by management, an analysis of all payments to be made to named executive officers, competitor information obtained through benchmarking surveys provided by an independent third-party compensation specialist and an assessment of the Company’s overall success in meeting the goals and objectives set at the beginning of the fiscal year. The reductions, which were not formulaic, reflect the judgment exercised by the Committee in its sole discretion.

Long-term Equity Incentive Awards

Our equity-based compensation plans are designed to align the interests of our executive officers with those of the Company’s shareholders, and complement our annual performance-based cash incentive compensation awards.

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

Stock options, restricted stock and performance-based restricted stock awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. Stock options and potential restricted stock awards for named executive officers are determined by the Compensation Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by independent third-party compensation specialists and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 1, 2010, the Committee recommended, and our Board approved, grants of options under the 2008 Plan to named executive officers to purchase 519,660 shares of Non-Voting Common Stock (232,220, 25,400, 142,320, 88,500 and 31,220 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 19 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2010 the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 184,820 shares of restricted Non-Voting Common Stock (82,580, 9,040, 50,620, 31,480 and 11,100 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 18 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 1, 2010 were made with the performance-based condition that the Company has at least $96.6 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The performance-based awards were granted on November 1, 2011, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2011.

While our equity-based compensation plans are designed to encourage long-term stock ownership, we do not have specific stock ownership requirements or guidelines for our executive officers.

Retirement Plan Benefits

We provide retirement benefits through the Eaton Vance Profit Sharing and Savings Plan. Our named executive officers are entitled to participate in the Eaton Vance Profit Sharing and Savings Plan on the same terms and conditions as other employees. The plan does not involve any guaranteed minimum or above-market returns, as plan returns depend on actual investment results.

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2011. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2011, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2011 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance and up to an additional $200,000 coverage in supplemental life insurance) and long-term disability insurance coverage that is available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the All Other Compensation column of the Summary Compensation table and related footnotes.

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plan and Incentive Plan — Stock Alternative on the same terms and conditions as other employees. The Employee Stock Purchase Plan permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Incentive Plan — Stock Alternative permits employees to direct up to half of their monthly and annual incentive performance awards toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for five business days subsequent to the end of the performance period.

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

Our executive compensation plans are designed to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2011, all compensation paid to our named executive officers was deductible by the Company.

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

Executive Compensation in Fiscal 2012

In October 2011, the Committee approved fiscal 2012 base salaries for our executive officers, including named executive officers. The Committee made the determination not to increase the base salaries of our named executive officers for fiscal 2012.

In October 2011, the Committee approved the 2012 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ended September 30, 2012, calculated in a manner similar to the awards granted for fiscal 2011. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Robert J. Whelan, Duncan W. Richardson, Matthew J. Witkos, and Jeffrey P. Beale will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.5 percent and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $90.6 million for the twelve months ending September 30, 2012, subject to a maximum of $10.0 million for each participant.

On November 1, 2011, the Committee approved grants of options under the 2008 Omnibus Incentive Plan, as amended and restated, (the “2008 Plan”) to our named executive officers to purchase 656,400 shares of Non-Voting Common Stock (303,160, 36,020, 138,860, 132,400 and 45,960 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 21 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2011, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 212,200 shares of restricted Non-Voting Common Stock (97,160, 12,100, 44,860, 42,800 and 15,280 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively), representing 15 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 1, 2011 were made with the performance-based condition that the Company has at least $90.6 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2012.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Winthrop H. Smith, Jr., Chairman
Ann E. Berman
Leo I. Higdon, Jr.
Richard A. Spillane, Jr.

Summary Compensation

The following table summarizes the total compensation paid or earned by our named executive officers in fiscal 2011, 2010 and 2009, respectively. Our named executive officers’ aggregate base salaries accounted for approximately 8 percent, 8 percent and 13 percent of their total compensation in fiscal 2011, 2010 and 2009, while total cash compensation accounted for approximately 56 percent, 56 percent and 73 percent of their total compensation in fiscal 2011, 2010 and 2009, respectively. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	2011	512,500	2,272,512	1,981,580	3,860,283	146,903	8,773,778
	2010	500,000	2,629,479	1,806,751	3,850,371	89,605	8,876,206
	2009	500,000	—	1,599,913	2,657,875	47,850	4,805,638
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	2011	320,000	312,054	216,743	1,031,599	54,157	1,934,553
	2010	315,000	361,766	247,906	931,917	48,161	1,904,750
	2009	315,000	—	219,728	682,963	41,059	1,258,750
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2011	384,000	1,426,871	1,214,445	2,286,953	106,575	5,418,844
	2010	375,000	1,577,687	1,134,443	3,031,627	74,954	6,193,711
	2009	375,000	—	960,217	2,434,725	48,100	3,818,042
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	2011	315,000	449,024	755,188	2,522,980	77,391	4,119,583
	2010	305,000	492,956	357,224	2,359,953	54,205	3,569,338
	2009	305,000	—	299,690	1,685,850	58,562	2,349,102
Jeffrey P. Beale Vice President and Chief Administrative Officer	2011	325,000	382,921	266,407	1,233,103	63,410	2,270,841
	2010	320,000	427,077	304,681	1,048,488	56,949	2,157,195
	2009	320,000	—	260,045	784,400	46,850	1,411,295

(1)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each award is calculated using the closing market price of the Company’s Non-Voting Common Stock on grant date less the par value of the Company’s Non-Voting Common Stock on grant date.
(2)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. The following assumptions were used in the calculation of fair value for the fiscal years indicated:

	2011	2010	2009
Dividend yield	2.4%	2.3%	2.8%
Volatility	34%	33%	32%
Risk-free interest rate	2.2%	3.3%	4.6%
Expected life of an option	7.3 years	7.3 years	7.4 years

(3)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2011, 2010 and 2009, which were paid in November 2011, 2010 and 2009, respectively. In fiscal 2012, Messrs. Faust and Witkos elected to have 15 percent and 5 percent of their fiscal 2011 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In fiscal 2011, Messrs. Faust and Witkos elected to have 25 percent and 2 percent of their fiscal 2010 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In fiscal 2010, Messrs. Faust, Whelan, and Witkos elected to have 10 percent, 15 percent, and 5 percent of their fiscal 2009 annual performance-based cash incentive awards directed to the Incentive Plan — Stock Alternative, respectively. In addition, the fiscal 2011 figures include $60,283, $6,599, $36,953, $22,980 and $8,103 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2011, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2011, and the earnings were paid to award recipients in November 2011. The fiscal 2010 figures include $50,371, $6,917, $31,627, $9,953 and $8,488 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during fiscal 2010. The awards were granted on November 2, 2010, based upon the satisfactory attainment of the performance objectives for the twelve month-period ended September 30, 2010, and the earnings were paid to award recipients in November 2010. The fiscal 2009 figures include $57,875, $7,963, $34,725, $10,850 and $9,400 for Messrs. Faust, Whelan, Richardson, Witkos and Beale, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during fiscal 2009. The awards were granted on November 3, 2009, based upon the satisfactory attainment of the performance objectives for the twelve month-period ended September 30, 2009, and the earnings were paid to award recipients in November 2009. Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Incentive Plan — Stock Alternative for each participant and for each fiscal year presented.
(4)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

Name and Principal Position	Year	Profit Sharing Contribution ($)(a)	Savings Plan Contribution ($)(a)	Employee Stock Purchase Plan Discounts ($)	Tax Return Preparation ($)	Other ($)(b)	Total ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	2011	36,750	1,040	5,173	12,150	91,790	146,903
	2010	36,750	1,040	7,118	2,500	42,197	89,605
	2009	34,500	1,040	5,797	6,250	263	47,850
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	2011	36,750	1,040	—	—	16,367	54,157
	2010	36,750	1,040	—	—	10,371	48,161
	2009	34,500	1,040	—	—	5,519	41,059
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2011	36,750	1,040	5,173	6,175	57,437	106,575
	2010	36,750	1,040	7,118	5,750	24,296	74,954
	2009	34,500	1,040	5,797	6,500	263	48,100

Name and Principal Position	Year	Profit Sharing Contribution ($)(a)	Savings Plan Contribution ($)(a)	Employee Stock Purchase Plan Discounts ($)	Tax Return Preparation ($)	Other ($)(b)	Total ($)
Matthew J. Witkos President of Eaton Vance Distributors, Inc	2011	36,750	1,040	—	13,225	26,376	77,391
	2010	36,750	1,040	—	1,000	15,415	54,205
	2009	34,500	1,040	—	14,000	9,022	58,562
Jeffrey P. Beale Vice President and Chief Administrative Officer	2011	36,750	1,040	5,173	5,375	15,072	63,410
	2010	36,750	1,040	7,118	5,250	6,791	56,949
	2009	34,500	1,040	5,797	5,250	263	46,850

(a)	Effective April 1, 2010, the Company merged the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan into one plan, the Eaton Vance Profit Sharing and Savings Plan.
(b)	These figures include executive health screening services and dividends paid on unvested restricted shares for our named executive officers. In fiscal 2011, Messrs. Faust, Whelan, Richardson, Witkos and Beale, received dividends paid on unvested restricted shares of $89,596, $16,073, $54,793, $23,432 and $14,778, respectively. In fiscal 2010, Messrs. Faust, Whelan, Richardson, Witkos and Beale, received dividends paid on unvested restricted shares of $40,003, $10,077, $24,002, $15,121 and $6,457, respectively.

Grants of Plan-Based Awards

The following table provides information concerning each plan-based award granted in fiscal 2011 to our named executive officers and other information regarding their grants.

Grants of Plan-Based Awards
		Notice and Agreement Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name and Principal Position	Grant Date		Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2011	11/1/2010	—	3,800,000	—	—	82,580	—
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/1/2011	11/1/2010	—	1,025,000	—	—	9,040	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2011	11/1/2010	—	2,250,000	—	—	50,620	—
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/1/2011	11/1/2010	—	2,500,000	—	—	31,480	—
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2011	11/1/2010	—	1,225,000	—	—	11,100	—

Grants of Plan-Based Awards (continued)
Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(6)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2010	—		232,200	29.39	1,981,580
	11/2/2010	76,320	(4)	—	29.78	2,272,512
	11/18/2010	35,110	(5)	—	27.06	950,000
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/1/2010	—		25,400	29.39	216,743
	11/2/2010	10,480	(4)	—	29.78	312,054
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2010	—		142,320	29.39	1,214,445
	11/2/2010	47,920	(4)	—	29.78	1,426,871
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/1/2010	—		88,500	29.39	755,188
	11/2/2010	15,080	(4)	—	29.78	449,024
	11/18/2010	1,737	(5)	—	27.06	47,000
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2010	—		31,220	29.39	266,407
	11/2/2010	12,860	(4)	—	29.78	382,921

(1)	On November 1, 2010, the Company entered into an agreement with each named executive officer notifying each named executive officer of his eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On October 26, 2011, the Committee certified the achievement of the performance objectives for all named executive officers and granted the awards on November 1, 2011.
(2)	Represents the final target figures based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2011.
(3)	Represents the final target figures based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2011.
(4)	Reflects the number of restricted stock grants awarded in fiscal 2011 under the 2008 Plan upon the achievement of certain performance objectives, awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. Restricted stock award recipients are entitled to dividends on all unvested shares from date of grant.
(5)	Reflects stock purchased in fiscal 2011 under the Incentive Plan — Stock Alternative with the allocated portion of the 2010 performance-based incentive award.
(6)	Reflects the number of stock options granted in fiscal 2011 under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan.

Outstanding Equity Awards at Fiscal Year-End 2011

The following tables reflect outstanding stock options and unvested restricted stock held by our named executive officers at October 31, 2011:

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2002	307,128	—		14.55	11/1/2012
	11/3/2003	316,890	—		17.51	11/3/2013
	11/1/2004	273,200	—		21.96	11/1/2014
	11/1/2005	221,600	—		24.87	11/1/2015
	11/1/2006	147,560	63,240	(1)	30.11	11/1/2016
	11/1/2007	125,730	153,670	(4)	48.39	11/1/2017
	11/3/2008	59,525	178,575	(6)	21.99	11/3/2018
	11/2/2009	20,494	184,446	(8)	28.17	11/2/2019
	11/1/2010	—	232,220	(10)	29.39	11/1/2020
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	9,900	4,243	(3)	45.22	7/11/2017
	11/1/2007	7,065	8,635	(5)	48.39	11/1/2017
	11/3/2008	8,175	24,525	(7)	21.99	11/3/2018
	11/2/2009	2,812	25,308	(9)	28.17	11/2/2019
	11/1/2010	—	25,400	(11)	29.39	11/1/2020
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2002	282,600	—		14.55	11/1/2012
	11/3/2003	273,000	—		17.51	11/3/2013
	11/1/2004	259,600	—		21.96	11/1/2014
	11/1/2005	210,500	—		24.87	11/1/2015
	11/1/2006	140,560	60,240	(2)	30.11	11/1/2016
	11/1/2007	62,865	76,835	(5)	48.39	11/1/2017
	11/3/2008	35,725	107,175	(6)	21.99	11/3/2018
	11/2/2009	12,868	115,812	(8)	28.17	11/2/2019
	11/1/2010	—	142,320	(10)	29.39	11/1/2020

Outstanding Equity Awards at Fiscal Year-End (continued)
Option Awards (continued)
Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	16,500	7,072	(3)	45.22	7/11/2017
	11/1/2007	11,790	14,410	(4)	48.39	11/1/2017
	11/3/2008	11,150	33,450	(7)	21.99	11/3/2018
	11/2/2009	4,052	36,468	(9)	28.17	11/2/2019
	11/1/2010	—	88,500	(11)	29.39	11/1/2020
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2002	82,400	—		14.55	11/1/2012
	11/3/2003	84,600	—		17.51	11/3/2013
	11/1/2004	68,400	—		21.96	11/1/2014
	11/1/2005	58,200	—		24.87	11/1/2015
	11/1/2006	38,640	16,560	(2)	30.11	11/1/2016
	11/1/2007	17,280	21,120	(5)	48.39	11/1/2017
	11/3/2008	9,675	29,025	(7)	21.99	11/3/2018
	11/2/2009	3,456	31,104	(9)	28.17	11/2/2019
	11/1/2010	—	31,220	(11)	29.39	11/1/2020

Stock Awards
Name and Principal Position	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/3/2009	69,450	(14)	1,825,841
	11/2/2010	68,688	(15)	1,805,808
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	7/11/2007	1,493	(12)	39,251
	11/1/2007	2,558	(13)	67,250
	11/3/2009	9,555	(14)	251,201
	11/2/2010	9,432	(15)	247,967
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/3/2009	41,670	(14)	1,095,504
	11/2/2010	43,128	(15)	1,133,835
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	7/11/2007	2,488	(12)	65,410
	11/1/2007	4,263	(13)	112,074
	11/3/2009	13,020	(14)	342,296
	11/2/2010	13,572	(15)	356,808
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/3/2009	11,280	(14)	296,551
	11/2/2010	11,574	(15)	304,280

Outstanding Equity Awards at Fiscal Year-End (continued)
Stock Awards (continued)
Name and Principal Position	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	11/1/2010	82,580	(16)	2,171,028
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	11/1/2010	9,040	(16)	237,662
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	11/1/2010	50,620	(16)	1,330,800
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	11/1/2010	31,480	(16)	827,609
Jeffrey P. Beale Vice President and Chief Administrative Officer	11/1/2010	11,100	(16)	291,819

(1)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006 and the final 30% vests on November 1, 2011.
(2)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2006 and the final 30% vests on November 1, 2011.
(3)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on July 11, 2007 and the final 30% vests on July 11, 2012.
(4)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 25% vests on November 1, 2011 and the final 30% vests on November 1, 2012.
(5)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007; 25% vests on November 1, 2011 and the final 30% vests on November 1, 2012.

(6)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.
(7)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 20% vests on November 3, 2011, 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.
(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 15% vests on November 2, 2011, 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.
(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 15% vests on November 2, 2011, 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.
(10)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 10% vests on November 1, 2011; 15% vests on November 1, 2012, 20% vests on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.
(11)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, retirement or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 10% vests on November 1, 2011; 15% vests on November 1, 2012, 20% vests on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.
(12)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon a change in control of the Company as defined in the plan. The restricted stock award was granted on July 11, 2007 and the final 30% vests on July 11, 2012.
(13)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2007; 25% vest on November 1, 2011 and the final 30% vests on November 1, 2012.
(14)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 3, 2009 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.
(15)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 2, 2010 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.
(16)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2010 and granted on November 1, 2011 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2011.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Exercise ($)(2)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	270,826	2,556,977	21,522	646,814
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	5,133	152,230
Duncan W. Richardson Executive Vice President and Chief Equity Officer	250,000	2,482,263	13,126	394,425
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	7,736	229,079
Jeffrey P. Beale Vice President and Chief Administrative Officer	76,400	717,274	3,542	106,437

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.
(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2011 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2011.

Non-Qualified Deferred Compensation
Name and Principal Position	Aggregate Earnings in Fiscal 2011 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2011 ($)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	(389,979)	(160,618)	5,931,977
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	—	—	—
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	1,823	—	46,390
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	—	—	—
Jeffrey P. Beale Vice President and Chief Administrative Officer	688	—	17,507

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Richardson and Beale of $2,641, $1,823 and $688, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $160,618. Additionally, the aggregate earnings include market depreciation of $553,238 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2011. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name and Principal Position	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
Thomas E. Faust Jr. Chairman, Chief Executive Officer and President	4,399,522	—	4,399,522
Robert J. Whelan Vice President, Treasurer and Chief Financial Officer	711,127	—	711,127
Duncan W. Richardson Executive Vice President and Chief Equity Investment Officer	2,690,192	—	2,690,192
Matthew J. Witkos President of Eaton Vance Distributors, Inc.	1,020,423	—	1,020,423
Jeffrey P. Beale Vice President and Chief Administrative Officer	725,639	—	725,639

(1)	Amounts shown for Messrs. Faust, Whelan, Richardson, Witkos and Beale represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 ($26.29) multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 (i.e., options that are not in the money) have been excluded from the table above.
(2)	Only Messr. Beale had met the age and service requirements under the retirement eligibility clause of the Company’s equity programs as of October 31, 2011. Accelerated options upon retirement with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 (i.e., options that are not in the money) have been excluded from the table above.

(3)	Amounts shown for Messrs. Faust, Whelan, Richardson, Witkos and Beale represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 ($26.29) multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2011 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then outstanding Non-Voting Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exclusions as provided by the 2007 Stock Option Plan;
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

Retirement

Our current retirement policy provides that an employee is eligible for retirement at age 65 and for early retirement when the employee reaches age 55 and has a combined age plus years of service to the Company equal to at least 75 years, or otherwise with the Company’s consent. All stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Stock options granted on or after November 1, 2007 provide for continued vesting upon retirement based following the original terms of the agreement.

Death/Disability

Our current option program provides that options become immediately vested and exercisable upon the optionee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2011, the Committee engaged an independent consulting firm, Mercer Consulting, to assist in evaluating director compensation to ensure the competitiveness of our compensation program for directors relative to companies within our peer group. The analysis provided by Mercer Consulting includes data on total compensation for directors as well as the individual elements of director compensation.

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

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $50,000 for their service as a director. Based upon an analysis prepared by Mercer Consulting of the competitive market environment the Committee approved an increase in the annual fee from $50,000 to $60,000 for services as a director effective for fiscal 2012.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board Committees and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $5,000 (Effective for fiscal 2012, $8,500)
•	Chair of the Nominating and Governance Committee: $5,000 (Effective for fiscal 2012, $7,500)
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2011.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	102,500	52,695	40,823	196,018
Leo I. Higdon, Jr.	91,200	52,695	40,823	184,718
Dorothy E. Puhy	86,500	52,695	40,823	180,018
Winthrop H. Smith, Jr.	91,700	52,695	40,823	185,218
Richard A. Spillane, Jr.	67,300	52,695	40,823	160,818

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2011.
(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2011. The assumptions used in the calculation of these amounts are included above in the Summary of Compensation Table.
(3)	As of October 31, 2011, each director has the following number of options outstanding (all vested):

Ann E. Berman	38,550
Leo I. Higdon, Jr.	86,250
Dorothy E. Puhy	35,750
Winthrop H. Smith, Jr.	62,250
Richard A. Spillane, Jr.	13,884

(The remainder of this page is left intentionally blank.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2011, Jeffery P. Beale, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Brian D. Langstraat, Michael R. Mach, Frederick S. Marius, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, G. West Saltonstall, Judith A. Saryan, David M. Stein, Payson F. Swaffield, Mark S. Venezia, Michael W. Weilheimer, Robert J. Whelan and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2013. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the nineteen Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2011 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 399,240 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Thomas E. Faust Jr.	74,277	18.60%
Voting Common Stock	Duncan W. Richardson	44,566	11.16%
Voting Common Stock	Jeffrey P. Beale	29,389	7.36%
Voting Common Stock	Maureen A. Gemma	18,623	4.66%
Voting Common Stock	Frederick S. Marius	18,623	4.66%
Voting Common Stock	G. West Saltonstall	18,623	4.66%
Voting Common Stock	Payson F. Swaffield	18,623	4.66%
Voting Common Stock	Robert J. Whelan	18,623	4.66%
Voting Common Stock	Matthew J. Witkos	18,623	4.66%
Voting Common Stock	Cynthia J. Clemson	13,927	3.49%
Voting Common Stock	Brian D. Langstraat	13,927	3.49%

Title of Class	Name and address of Beneficial Holder(1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class
Voting Common Stock	Michael R. Mach	13,927	3.49%
Voting Common Stock	Thomas M. Metzold	13,927	3.49%
Voting Common Stock	Scott H. Page	13,927	3.49%
Voting Common Stock	Walter A. Row, III	13,927	3.49%
Voting Common Stock	Judith A. Saryan	13,927	3.49%
Voting Common Stock	David M. Stein	13,927	3.49%
Voting Common Stock	Mark S. Venezia	13,927	3.49%
Voting Common Stock	Michael W. Weilheimer	13,927	3.49%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

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

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2011, the executive officers and Directors of the Company, as a group, beneficially owned 7,738,884 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 6.5 percent of the 119,642,207 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 115,223,827 shares outstanding plus 4,195,300 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by, (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2011 (such investment power being sole unless otherwise indicated) and (iv) all current executive officers and Directors as a group:

Title of Class	Beneficial Owners	Amount and Nature of Beneficial Ownership(a)(b)		Percent of Class(c)
Non-Voting Common Stock	Thomas E. Faust Jr.	4,016,683	(d)(e)	3.43%
Non-Voting Common Stock	Duncan W. Richardson	2,159,294		1.85%
Non-Voting Common Stock	Jeffrey P. Beale	654,692		*
Non-Voting Common Stock	Matthew J. Witkos	136,363		*
Non-Voting Common Stock	Leo I. Higdon, Jr.	99,516		*
Non-Voting Common Stock	Robert J. Whelan	97,748		*
Non-Voting Common Stock	Winthrop H. Smith, Jr.	74,516		*
Non-Voting Common Stock	Ann E. Berman	44,816		*
Non-Voting Common Stock	Dorothy E. Puhy	44,516		*
Non-Voting Common Stock	Richard A. Spillane, Jr.	20,150		*
All current executive officers and Directors as a group (12 individuals)		7,738,884		6.47%

*	Percentage of class owned is less than 1 percent.
(a)	Based solely upon information furnished by the individuals.
(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.
(c)	Based on 115,223,827 outstanding shares plus options exercisable within 60 days of 1,706,800 for Mr. Faust, 1,434,997 for Mr. Richardson, 404,857 for Mr. Beale, 92,516 for Mr. Higdon, 68,516 for Mr. Smith, 73,890 for Mr. Witkos, 45,175 for Mr. Whelan, 44,816 for Ms. Berman, 42,016 for Ms. Puhy and 20,150 for Mr. Spillane. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.
(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.
(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are made for a seven-year period, at varying fixed interest rates (currently ranging from 1.3 percent to 5.5 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. Loans outstanding under our program amounted to $4.4 million at October 31, 2011.

During the year ended October 31, 2011, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time in an aggregate amount in excess of $120,000.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2011 our Board of Directors was comprised of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer, and the following independent Directors: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Richard A. Spillane, Jr. and Winthrop H. Smith, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2011 and 2010 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2011	2010
Audit fees(1)	$1,638,830	$1,404,826
Audit-related fees(2)	154,500	104,000
Tax fees(3)	137,829	263,607
Other fees(4)	418,090	265,260
Total	$2,349,249	$2,037,693

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of a security count audit, employee benefit plans and an attestation on internal control over compliance.
(3)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).
(4)	Other fees consist of subscription fees of $5,400 for the Deloitte Accounting Research Tool in fiscal 2011 and 2010. Other fees include $324,200 and $194,830 for fiscal 2011 and 2010, respectively, for audits of collective investment trusts managed by the Company. Also included in other fees is $88,490 and $65,030 for fiscal 2011 and 2010, respectively, for tax services provided to collective investment trusts managed by the Company.

Our Audit Committee reviews all audit, audit-related tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2011 and 2010. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)  Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 147 through 153 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.
/s/ Thomas E. Faust Jr. Thomas E. Faust Jr. Chairman, Chief Executive Officer and President December 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr. Thomas E. Faust Jr.	Chairman, Chief Executive Officer and President	December 21, 2011
/s/ Robert J. Whelan Robert J. Whelan	Chief Financial Officer	December 21, 2011
/s/ Laurie G. Hylton Laurie G. Hylton	Chief Accounting Officer	December 21, 2011
/s/ Duncan W. Richardson Duncan W. Richardson	Director, Executive Vice President and Chief Equity Investment Officer	December 21, 2011
/s/ Ann E. Berman Ann E. Berman	Director	December 21, 2011
/s/ Leo I. Higdon, Jr. Leo I. Higdon, Jr.	Director	December 21, 2011
/s/ Dorothy E. Puhy Dorothy E. Puhy	Director	December 21, 2011
/s/ Richard A. Spillane, Jr. Richard A. Spillane, Jr.	Director	December 21, 2011
/s/ Winthrop H. Smith, Jr. Winthrop H. Smith, Jr.	Director	December 21, 2011

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description
2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.1	The Company’s Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company’s registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.3	Copy of the Company’s Articles of Amendment effective at the close of business on April 18, 1983, are filed as Exhibit 3.3 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.4	Copy of the Company’s Articles of Amendment effective at the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.5	Copy of the Company’s Articles of Amendment effective at the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.6	Copy of the Company’s Article of Amendment effective at the close of business on November 11, 1992 has been filed as Exhibit 3.6 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.
3.7	Copy of the Company’s Articles of Amendment effective at the close of business on May 15, 1997 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.8	Copy of the Company’s Articles of Amendment effective at the close of business on August 14, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.9	Copy of the Company’s Articles of Amendment effective at the close of business on November 13, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
3.10	Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description
4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.10 above as incorporated herein by reference.
9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.
9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.
9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on form 10-K of the Company for the fiscal year ended, October 31, 2010 (S.E.C. File No 1-8100) and are incorporated herein by reference.
10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.2	Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.3	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference.†
10.4	Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

Exhibit No.	Description
10.5	Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.8	Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.9	Copy of 1986 Employee Stock Purchase Plan — Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.10	Copy of 1992 Incentive Plan — Stock Alternative — Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.11	Copy of 1998 Stock Option Plan — Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.12	Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.13	Copy of 1998 Stock Option Plan — Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.14	Copy of the Credit Agreement, dated December 21, 2004, between Eaton Vance Corp. as borrower and JP Morgan Chase Bank, as administrative agent has been filed as Exhibit 99.1 to the Current Report on Form 8-K of the Company on December 23, 2004, (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.15	Copy of 1998 Stock Option Plan — Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form

Exhibit No.	Description
10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.16	Copy of 1986 Employee Stock Purchase Plan — Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.17	Copy of 1992 Incentive Plan — Stock Alternative — Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.18	Copy of 1999 Restricted Stock Plan — Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.19	Copy of 1998 Stock Option Plan — Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.
10.20	Copy of 1986 Employee Stock Purchase Plan — Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.21	Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.22	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.23	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.24	Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.25	Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.26	Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been

Exhibit No.	Description
filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.27	Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.28	Copy of 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†
10.29	Copy of 1986 Employee Stock Purchase Plan — Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference†.
10.30	Copy of 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.31	Copy of 2010 Amendment to the Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†
10.32	Copy of 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
10.33	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†
21.1	List of the Company’s Subsidiaries as of October 31, 2011 (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).
101	Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.