Form 10-Q
period 2012-01-31
EATON VANCE CORP
filed 2012-03-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended January 31, 2012
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

Shares outstanding as of January 31, 2012:
    Voting Common Stock — 399,240 shares
    Non-Voting Common Stock — 115,435,234 shares

Eaton Vance Corp.
Form 10-Q
As of January 31, 2012 and for the
Three Month Period Ended January 31, 2012

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	January 31, 2012	October 31, 2011
Assets
Cash and cash equivalents	$475,370	$510,913
Investment advisory fees and other receivables	126,885	130,525
Investments	333,404	287,735
Assets of consolidated collateralized loan obligation (“CLO”) entity:
Cash and cash equivalents	16,832	16,521
Bank loans and other investments	472,933	462,586
Other assets	1,222	2,715
Deferred sales commissions	24,377	27,884
Deferred income taxes	44,768	41,343
Equipment and leasehold improvements, net	64,443	67,227
Intangible assets, net	65,225	67,224
Goodwill	142,302	142,302
Other assets	66,772	74,325
Total assets	$1,834,533	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	January 31, 2012	October 31, 2011
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$49,748	$137,431
Accounts payable and accrued expenses	60,788	51,333
Dividend payable	22,023	21,959
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	480,345	477,699
Other liabilities	6,777	5,193
Other liabilities	118,979	75,557
Total liabilities	1,238,660	1,269,172
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	118,494	100,824
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,435,234 and 115,223,827 shares, respectively	451	450
Notes receivable from stock option exercises	(4,118)	(4,441)
Accumulated other comprehensive income	2,003	1,340
Appropriated retained earnings (deficit)	1,124	(3,867)
Retained earnings	477,152	466,931
Total Eaton Vance Corp. shareholders' equity	476,614	460,415
Non-redeemable non-controlling interests	765	889
Total permanent equity	477,379	461,304
Total liabilities, temporary equity and permanent equity	$1,834,533	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended January 31,
(in thousands, except per share figures)	2012	2011
Revenue:
Investment advisory and administration fees	$239,452	$242,734
Distribution and underwriter fees	22,515	27,327
Service fees	32,299	37,345
Other revenue	1,340	1,208
Total revenue	295,606	308,614
Expenses:
Compensation of officers and employees	96,683	97,050
Distribution expense	32,328	32,697
Service fee expense	28,673	31,329
Amortization of deferred sales commissions	5,820	10,350
Fund expenses	6,651	4,544
Other expenses	32,631	33,299
Total expenses	202,786	209,269
Operating income	92,820	99,345
Other income (expense):
Interest and other income	1,737	2,063
Interest expense	(8,413)	(8,413)
Net gains (losses) on investments and derivatives	6,430	(746)
Net foreign currency gains	10	3
Other income (expense) of consolidated CLO entity:
Interest income	5,544	5,220
Interest expense	(4,311)	(1,514)
Net gains (losses) on bank loans, other investments and note obligations	4,736	(3,385)
Income before income taxes and equity in net income of affiliates	98,553	92,573
Income taxes	(35,187)	(34,522)
Equity in net income of affiliates, net of tax	1,504	1,234
Net income	64,870	59,285
Net income attributable to non-controlling and other beneficial interests	(17,599)	(21,750)
Net income attributable to Eaton Vance Corp. shareholders	$47,271	$37,535
Earnings per share:
Basic	$0.41	$0.31
Diluted	$0.40	$0.30
Weighted average shares outstanding:
Basic	112,768	116,741
Diluted	114,901	122,175
Dividends declared per share	$0.19	$0.18

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended January 31,
(in thousands)	2012	2011
Net income	$64,870	$59,285
Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $39 and $39, respectively	72	72
Unrealized holding gains on available-for-sale investments, net of income taxes of $440 and $886, respectively	733	1,444
Foreign currency translation adjustments, net of income taxes of $85 and $0, respectively	(142)	7
Total comprehensive income	65,533	60,808
Comprehensive income attributable to non-controlling and other beneficial interests	(17,599)	(21,750)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$47,934	$39,058

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2011	$2	$450	$—	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	—	—	—	—	—	4,991	47,271	808	53,070	11,800
Other comprehensive income	—	—	—	—	663	—	—	—	663	—
Dividends declared	—	—	—	—	—	—	(22,022)	—	(22,022)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	1	2,735	(137)	—	—	—	—	2,599	—
Under employee stock purchase plan	—	1	1,823	—	—	—	—	—	1,824	—
Under employee incentive plan	—	—	1,609	—	—	—	—	—	1,609	—
Under restricted stock plan, net of forfeitures	—	5	—	—	—	—	—	—	5	—
Stock-based compensation	—	—	16,342	—	—	—	—	—	16,342	—
Tax benefit of stock option exercises	—	—	225	—	—	—	—	—	225	—
Repurchase of Non-Voting Common Stock	—	(6)	(19,766)	—	—	—	(15,028)	—	(34,800)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	460	—	—	—	—	460	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(800)	(800)	19,334
Deconsolidation	—	—	—	—	—	—	—	—	—	(16,564)
Reclass to temporary equity	—	—	—	—	—	—	—	(132)	(132)	132
Other changes in non-controlling interests	—	—	(2,968)	—	—	—	—	—	(2,968)	2,968
Balance, January 31, 2012	$2	$451	$—	$(4,118)	$2,003	$1,124	$477,152	$765	$477,379	$118,494

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive (Loss) Income	Appropriated Retained Earnings	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of change in accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(626)	37,535	599	37,508	21,777
Other comprehensive income	—	—	—	—	1,523	—	—	—	1,523	—
Dividends declared	—	—	—	—	—	—	(21,452)	—	(21,452)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	2	10,147	(490)	—	—	—	—	9,659	—
Under employee stock purchase plan	—	—	1,876	—	—	—	—	—	1,876	—
Under employee incentive plan	—	—	2,567	—	—	—	—	—	2,567	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	14,973	—	—	—	—	—	14,973	—
Tax benefit of stock option exercises	—	—	1,484	—	—	—	—	—	1,484	—
Repurchase of Non-Voting Common Stock	—	(3)	(26,803)	—	—	—	—	—	(26,806)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	664	—	—	—	—	664	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(198)	(198)	60,235
Deconsolidation	—	—	—	—	—	—	—	—	—	(28,335)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Other changes in non-controlling interests	—	—	(857)	—	—	—	—	—	(857)	857
Balance, January 31, 2011	$2	$464	$53,612	$(2,984)	$1,088	$30,040	$380,938	$905	$464,065	$121,619

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended January 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$64,870	$59,285
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	6,314	6,224
Amortization of deferred sales commissions	5,827	10,332
Stock-based compensation	16,342	14,973
Deferred income taxes	(3,821)	82,678
Net (gains) losses on investments and derivatives	(6,430)	741
Equity in net income of affiliates	(2,417)	(1,985)
Dividends received from affiliates	10,225	—
Consolidated CLO entity operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(4,736)	3,385
Amortization of investments	(256)	(400)
Net increase (decrease) in other assets and liabilities, including cash	2,771	(8,303)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	3,785	(3,506)
Investments in trading securities	(70,263)	(41,314)
Deferred sales commissions	(2,322)	(5,280)
Other assets	3,964	(20,782)
Accrued compensation	(87,633)	(68,981)
Accounts payable and accrued expenses	9,647	3,929
Other liabilities	45,918	27,141
Net cash (used for) provided by operating activities	(8,215)	58,137
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,486)	(3,316)
Net cash paid in acquisition	—	(1,000)
Proceeds from sale of investments	14,542	59,135
Purchase of investments	(6,126)	(638)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	32,512	85,264
Purchase of bank loans and other investments	(35,221)	(80,162)
Net cash provided by investing activities	4,221	59,283

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended January 31,
(in thousands)	2012	2011
Cash Flows From Financing Activities:
Proceeds from issuance of Non-Voting Common Stock	6,037	14,106
Repurchase of Non-Voting Common Stock	(34,800)	(26,806)
Principal repayments on notes receivable from stock option exercises	460	664
Excess tax benefit of stock option exercises	225	1,484
Dividends paid	(21,967)	(21,319)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	18,534	56,975
Net cash (used for) provided by financing activities	(31,511)	25,104
Effect of currency rate changes on cash and cash equivalents	(38)	(82)
Net (decrease) increase in cash and cash equivalents	(35,543)	142,442
Cash and cash equivalents, beginning of period	510,913	307,886
Cash and cash equivalents, end of period	$475,370	$450,328
Supplemental Cash Flow Information:
Cash paid for interest	$36	$36
Cash paid for interest by consolidated CLO entity	722	1,792
Cash paid for income taxes, net of refunds	9,683	63
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$142	$5,791
Exercise of stock options through issuance of notes receivable	137	490
Consolidation of CLO entity:
Increase in other assets, net of other liabilities	$—	$10,418
Increase in investments	—	466,440
Increase in borrowings	—	446,192
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(16,470)	$(28,599)
Decrease in non-controlling interests	(16,564)	(28,335)

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

In the quarter ended January 31, 2012, the Company changed the presentation of its Consolidated Statements of Income. The change relates to the classification of net investment income and net investment gains or losses of consolidated sponsored funds. Net investment income earned by consolidated sponsored funds, previously included in other revenue, is now presented as a component of interest and other income. Net investment gains or losses of consolidated sponsored funds, also previously included in other revenue, are now presented as a component of net gains (losses) on investments and derivatives. Management believes the revised presentation is more useful to readers of its financial statements by better highlighting the current earnings effect of the investment results of consolidated sponsored funds. Amounts for the comparative prior fiscal year period have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results.

The following table presents the effects of the change in presentation of net investment income and net investment gains or losses earned by consolidated sponsored funds to the Company’s previously reported Consolidated Statement of Income:

	Three Months Ended January 31, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$4,881	$(3,673)	$1,208
Total revenue	312,287	(3,673)	308,614
Operating income	103,018	(3,673)	99,345
Interest and other income	721	1,342	2,063
Net gains (losses) on investments and derivatives	(3,077)	2,331	(746)
Net income	59,285	—	59,285
Net income attributable to Eaton Vance Corp. shareholders	37,535	—	37,535

2. Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entities (“VIEs”) (including the below-referenced CLO entity) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated.

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

From time to time, the Company may maintain a controlling financial interest in a sponsored fund. Upon consolidation, the Company assumes the specialized accounting treatment of the fund. All of the underlying investments held by consolidated funds are carried at fair value, with corresponding changes in fair value reflected in net gains (losses) on investments and derivatives in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to control the fund, the fund is deconsolidated and accounted for under another accounting method.

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

4. Investments

The following is a summary of investments at January 31, 2012 and October 31, 2011:

(in thousands)	January 31, 2012	October 31, 2011
Corporate debt securities	$—	$4,832
Consolidated funds:
Debt securities	78,425	69,083
Equity securities	102,276	74,434
Separately managed accounts:
Debt securities	21,067	11,307
Equity securities	33,107	33,553
Sponsored funds	48,348	39,841
CLO entities	376	278
Investments in affiliates	42,298	46,900
Other investments	7,507	7,507
Total investments	$333,404	$287,735

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at January 31, 2012 and October 31, 2011. These investments include corporate debt securities held directly by the Company, debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes.

January 31, 2012

(in thousands)	Cost	Fair Value
Debt securities	$95,985	$99,492
Equity securities	129,006	135,383
Total investments	$224,991	$234,875

October 31, 2011

(in thousands)	Cost	Fair Value
Debt securities	$83,852	$85,222
Equity securities	105,230	107,987
Total investments	$189,082	$193,209

The Company recognized $5.8 million and $0.2 million of net unrealized gains related to investments classified as trading for the three months ended January 31, 2012 and 2011, respectively.

During the first quarter of fiscal 2012, the Company deconsolidated its investment in Eaton Vance Diversified Currency Income Fund when its ownership fell below 50 percent. The Company’s remaining investment is classified as an investment in affiliate at January 31, 2012.

Investments classified as available-for-sale

The following is a summary of the cost, gross unrealized gains and losses, and fair value of investments classified as available-for-sale at January 31, 2012 and October 31, 2011:

January 31, 2012

	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$41,702	$6,683	$(37)	$48,348

October 31, 2011

	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,368	$5,518	$(45)	$39,841

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $37,000 at January 31, 2012 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $0.7 million at January 31, 2012.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the three months ended January 31, 2012 and 2011.

	Three Months Ended January 31,
(in thousands)	2012	2011
Gains	$84	$2,021
Losses	(21)	(1,554)
Net realized gains	$63	$467

Investments in non-consolidated CLO entities

The Company did not recognize any impairment losses related to its investments in non-consolidated CLO entities in either the three months ended January 31, 2012 or 2011.

Investments in affiliates

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $9.8 million and $18.4 million at January 31, 2012 and October 31, 2011, respectively.

The Company had equity interests in the following sponsored funds as of January 31, 2012 and October 31, 2011.

	Equity Ownership Interest (%)		Equity Ownership Interest ($)
(dollar amounts in thousands)	January 31, 2012	October 31, 2011	January 31, 2012	October 31, 2011
Eaton Vance Parametric Structured
Commodity Strategy Fund	20%	47%	$9,030	$9,190
Eaton Vance Diversified Currency Income Fund	40%	—	16,758	—
Eaton Vance Real Estate Fund	38%	—	6,721	—
Eaton Vance Parametric Option Absolute Return Strategy Fund	—	27%	—	19,298

The Company recognized a $2.4 million gain in the first quarter of fiscal 2012 related to its April 2011 sale of its equity interest in Lloyd George Management (BVI) Limited, representing additional settlement payments received during the quarter.

The Company did not recognize any impairment losses related to its investments in affiliates in either the three months ended January 31, 2012 or the three months ended January 31, 2011.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million as of both January 31, 2012 and October 31, 2011. Management believes that the carrying value of its other investments approximates their fair value.

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

Financial Instrument	Hierarchy	Valuation Methodology
Cash Equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes agency securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in sponsored funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper, certain debt securities, certain equity securities, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.

Financial Instrument	Hierarchy	Valuation Methodology
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Assets of consolidated CLO entity	Level 1	Includes investments in money market funds and certain equity securities. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes bank loans and certain debt and certain equity securities. Fair value is determined based upon valuations obtained from independent third-party broker or dealer prices and are derived from such services matrix pricing models, which considers information regarding securities with similar characteristics to determine the valuation.
	Level 3	Includes warrants, bank loans and certain equity securities. In certain instances the fair value has been determined using discounted cash flow analyses. Fair value in which pricing is received from one non-binding broker quote is also considered to be Level 3.
Liabilities of consolidated CLO entity	Level 3	Includes senior and subordinated note obligations. Fair value is determined primarily from model-based valuation techniques in which one or more significant inputs are unobservable in the market.

Other assets not held at fair value includes investments in equity method investees and other investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at January 31, 2012 and October 31, 2011:

January 31, 2012

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$—	$253,416	$—	$—	$253,416
Investments:
Consolidated funds:
Debt securities	$—	$78,425	$—	$—	$78,425
Equity securities	96,200	6,076	—	—	102,276
Separately managed accounts:
Debt securities	4,467	16,600	—	—	21,067
Equity securities	30,186	2,921	—	—	33,107
Sponsored funds	44,373	3,975	—	—	48,348
CLO entities	—	—	—	376	376
Investments in affiliates	—	—	—	42,298	42,298
Other investments	—	37	—	7,470	7,507
Total investments	$175,226	$108,034	$—	$50,144	$333,404
Other financial assets:
Derivative financial assets	$—	$399	$—	$—	$399
Assets of consolidated CLO entity:
Cash equivalents	15,561	—	—	—	15,561
Bank loans and other investments	87	468,118	4,728	—	472,933
Total other financial assets	$15,648	$468,517	$4,728	$—	$488,893
Financial liabilities:
Derivative financial liabilities	$—	$6,849	$—	$—	$6,849
Securities sold, not yet purchased	—	19,070	—	—	19,070
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	—	480,345	—	480,345
Total financial liabilities	$—	$25,919	$480,345	$—	$506,264

October 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$6,691	$360,676	$—	$—	$367,367
Investments:
Corporate debt securities	$—	$4,832	$—	$—	$4,832
Consolidated funds:
Debt securities	6,879	62,204	—	—	69,083
Equity securities	69,279	5,155	—	—	74,434
Separately managed accounts:
Debt securities	4,429	6,878	—	—	11,307
Equity securities	33,511	42	—	—	33,553
Sponsored funds	36,128	3,713	—	—	39,841
CLO entities	—	—	—	278	278
Investments in affiliates	—	—	—	46,900	46,900
Other investments	—	37	—	7,470	7,507
Total investments	$150,226	$82,861	$—	$54,648	$287,735
Other financial assets:
Derivative financial assets	$—	$1,060	$—	$—	$1,060
Assets of consolidated CLO entity:
Cash equivalents	15,829	—	—	—	15,829
Bank loans and other investments	85	456,591	5,910	—	462,586
Total other financial assets	$15,914	$457,651	$5,910	$—	$479,475
Financial liabilities:
Derivative financial liabilities	$—	$6,654	$—	$—	$6,654
Securities sold, not yet purchased	—	6,270	—	—	6,270
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	—	477,699	—	477,699
Total financial liabilities	$—	$12,924	$477,699	$—	$490,623

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended January 31, 2012 and 2011 were as follows:

Three Months Ended January 31, 2012

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at November 1, 2011	$5,910	$477,699
Net losses on investments and note obligations(1)	(40)	2,646
Net transfers out of Level 3	(1,142)	—
Balance at January 31, 2012	$4,728	$480,345
Change in unrealized gains and (losses) included in net income relating to assets and liabilities held at January 31, 2012	$(40)	$2,646

Three Months Ended January 31, 2011

(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Balance at November 1, 2010	$—	$—
Adjustment for adoption of new consolidation guidance	5,265	444,087
Net losses on investments and note obligations(1)	429	12,876
Purchases, sales and settlements, net	(1,315)	—
Balance at January 31, 2011	$4,379	$456,963
Change in unrealized gains and (losses) included in net income relating to assets and liabilities held at January 31, 2011	$429	$12,876

(1)	Substantially all net losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statement of Income.

There were no significant transfers between Level 1 and Level 2 during the three months ended January 31, 2012. The transfers out of Level 3 in the first quarter of fiscal 2012 were the result of changes in the observability of the inputs in the valuation model.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

The Company maintains an investment in one non-consolidated CLO entity totaling $0.4 million at January 31, 2012. The Company’s investment in this CLO entity is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value.

6. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three months ended January 31, 2012 and 2011, the Company reclassified into interest expense $0.1 million of the loss on the Treasury lock transaction in connection with the Company’s issuance of ten-year senior notes in October 2007. At January 31, 2012, the remaining unamortized loss on this transaction was $2.5 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk exposure and market risk associated with its investments in separately managed accounts and consolidated funds seeded for new product development purposes.

At January 31, 2012, the Company had 13 outstanding foreign exchange contracts with five counterparties with an aggregate notional value of approximately $12.4 million, ten outstanding stock index futures contracts with one counterparty with an aggregate notional value of approximately $103.2 million and 29 outstanding commodity futures contracts with one counterparty with an aggregate notional value of approximately $23.7 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of January 31, 2012 and October 31, 2011:

January 31, 2012

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$—	Other liabilities	$150
Stock index futures contracts	Other assets	10	Other liabilities	6,028
Commodity futures contracts	Other assets	389	Other liabilities	671
Total		$399		$6,849

October 31, 2011

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$24	Other liabilities	$124
Stock index futures contracts	Other assets	157	Other liabilities	6,363
Commodity futures contracts	Other assets	879	Other liabilities	167
Total		$1,060		$6,654

The following is a summary of the net gains (losses) recognized in income for the three months ended January 31, 2012 and 2011:

		Three Months Ended January 31,
(in thousands)	Income Statement Location	2012	2011
Foreign exchange contracts	Net gains (losses) on investments and derivatives	$233	$279
Stock index futures contracts	Net gains (losses) on investments and derivatives	(4,145)	(4,468)
Commodity futures contracts	Net gains (losses) on investments and derivatives	494	(1,464)
Total		$(3,418)	$(5,653)

7. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not required to be carried on the Consolidated Balance Sheet at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2012 and October 31, 2011:

	January 31, 2012		October 31, 2011
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Other investments	$7,470	$7,470	$7,470	$7,470
Notes receivable from stock option exercises	$4,118	$4,118	$4,441	$4,441
Debt	$500,000	$573,584	$500,000	$566,047

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

The Company irrevocably elected the fair value option for all financial assets and liabilities of the consolidated CLO entity upon adoption of new accounting guidance. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. Although the subordinated note obligations of the CLO entity have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheet.

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

The following tables present, as of January 31, 2012 and October 31, 2011, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

January 31, 2012

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$477,994	$500	$500,094
Excess unpaid principal balance over fair value	(10,834)	(489)	(19,749)
Fair Value	$467,160	$11	$480,345

October 31, 2011

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$474,515	$1,192	$500,066
Excess unpaid principal balance over fair value	(17,820)	(617)	(22,367)
Fair Value	$456,695	$575	$477,699

During the three months ended January 31, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $7.3 million and $9.5 million respectively, while an increase in the fair value of the CLO’s note obligations resulted in net losses of $2.6 million and $12.9 million, respectively. The combined net gains of $4.7 million and net losses of $3.4 million for three months ended January 31, 2012 and 2011, respectively, were recorded as net gains (losses) on bank loans, other investments and note obligations of the consolidated CLO entity on the Company’s Consolidated Statement of Income for those periods. Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

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

Interest income and expense are recorded on an accrual basis and reported as interest income and interest expense in other income (expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three months ended January 31, 2012 and 2011.

At January 31, 2012 and October 31, 2011, the following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheet:

(in thousands)	January 31, 2012	October 31, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$16,832	$16,521
Bank loans and other investments	472,933	462,586
Other assets	1,222	2,715
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	480,345	477,699
Other liabilities	6,777	5,193
Appropriated retained earnings (deficit)	1,124	(3,867)
Total net interest in consolidated CLO entity	$2,741	$2,797

For the three months ended January 31, 2012 and 2011, the Company recorded net income of $5.8 million and $0.2 million, respectively, related to the consolidated CLO entity. A net gain of $5.0 million and a net loss of $0.6 million for the three months ended January 31, 2012 and 2011, respectively, was included in net income attributable to non-controlling interests and other beneficial interests for those periods, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $0.8 million related to the consolidated CLO entity for each of the three months ended January 31, 2012 and 2011.

Other entities

Our controlled subsidiary Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) maintains a 60 percent economic interest in Parametric Risk Advisors LLC (“Parametric Risk Advisors”), which meets the definition of a VIE. Consistent with its majority economic interest and other considerations, the Company has determined that Parametric Portfolio Associates is the primary beneficiary of the VIE.

Parametric Risk Advisors had assets of $5.7 million and $4.9 million on January 31, 2012 and October 31, 2011, respectively, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and liabilities of $2.6 million and $2.5 million on January 31, 2012 and October 31, 2011, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs that are not consolidated

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.8 billion and $1.9 billion as of January 31, 2012 and

October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company maintains an investment in one of these entities totaling $0.4 million and $0.3 million on January 31, 2012 and October 31, 2011, respectively. Collateral management fees receivable for these three CLO entities totaled $1.8 million and $3.0 million on January 31, 2012 and October 31, 2011, respectively. In the first three months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of January 31, 2012.

The Company’s investment in the CLO entity identified above is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of interest and other income based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.7 billion and $9.6 billion as of January 31, 2012 and October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $4.0 million and $3.7 million on January 31, 2012 and October 31, 2011, respectively, and collateral management fees receivable totaling $0.4 million on January 31, 2012 and October 31, 2011. In the first three months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of January 31, 2012.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 4. These investments are classified as available-for-sale and the Company records any change in fair value, net of tax, in other comprehensive income (loss).

9. Acquisitions

Tax Advantaged Bond Strategies (“TABS”)

In December 2008, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. The Company will make a contingent payment of $12.3 million in the second quarter of fiscal 2012 to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2011. The payment will increase goodwill by $12.3 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company will be obligated to make four additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

10. Intangible Assets

The following is a summary of intangible assets at January 31, 2012 and October 31, 2011:

January 31, 2012

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(52,738)	$57,589
Intellectual property acquired	1,000	(72)	928
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(52,810)	$65,225

October 31, 2011

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(50,749)	$59,578
Intellectual property acquired	1,000	(62)	938
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(50,811)	$67,224

Amortization expense was $2.0 million for both the three months ended January 31, 2012 and 2011.

11. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended January 31,
(in thousands)	2012	2011
2008 Plan:
Stock options	$9,183	$9,548
Restricted shares	6,115	4,367
Phantom stock units	55	99
Employee Stock Purchase Plan	108	253
Incentive Plan – Stock Alternative	126	265
ACM Plan	231	160
PPA Plan	579	380
Total stock-based compensation expense	$16,397	$15,072

The total income tax benefit recognized for stock-based compensation arrangements was $5.3 million and $4.9 million for the three months ended January 31, 2012 and 2011, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 16.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2012, 4.4 million restricted shares and options to purchase 11.6 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2012 and 2011 using the Black-Scholes option pricing model were as follows:

	2012	2011
Weighted-average grant date fair value of options granted	$6.68	$8.54
Assumptions:
Dividend yield	3.0% to 3.1%	2.3% to 2.4%
Volatility	35% to 36%	34%
Risk-free interest rate	1.5% to 1.6%	2.2% to 2.9%
Expected life of options	7.2 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the three months ended January 31, 2012 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,799	$26.50
Granted	3,091	25.06
Exercised	(156)	17.56
Forfeited/expired	(188)	31.24
Options outstanding, end of period	30,546	$26.37	5.2	$81,345
Options exercisable, end of period	20,827	$25.43	3.7	$73,783
Vested or expected to vest	30,157	$26.34	5.1	$81,042

The Company received $2.6 million and $9.7 million related to the exercise of options for the three months ended January 31, 2012 and 2011, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2012 and 2011 was $1.1 million and $6.4 million, respectively. The total fair value of options that vested during the three months ended January 31, 2012 was $29.4 million.

As of January 31, 2012, there was $46.9 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of January 31, 2012, there was $74.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company's restricted share activity for the three months ended January 31, 2012 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted- Average Grant Date Fair Value
Unvested, beginning of period	2,482	$27.29
Granted	1,376	25.06
Vested	(458)	26.33
Forfeited/expired	(44)	26.55
Unvested, end of period	3,356	$26.51

Phantom Stock Units

In the three months ended January 31, 2012, 10,125 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of January 31, 2012, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.5 years.

12. Common Stock Repurchases

The Company’s current share repurchase program was announced on October 26, 2011. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first three months of fiscal 2012, the Company purchased and retired approximately 1.4 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 6.6 million additional shares may be repurchased under the current authorization.

13. Income Taxes

The provision for income taxes was $35.2 million and $34.5 million, or 35.7 percent and 37.3 percent of pre-tax income, for the three months ended January 31, 2012 and 2011, respectively. The provision for income taxes in the three months ended January 31, 2012 and 2011 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income recognized by the consolidated CLO entity and other minority interests.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of January 31, 2012 or 2011.

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

14. Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interest holders totaled $17.6 million and $21.8 million for the three months ended January 31, 2012 and 2011, respectively. In the three months ended January 31, 2012, net income attributable to non-controlling and other beneficial interests included $5.0 million of income attributed to other beneficial holders of the consolidated CLO entity and $8.1 million of adjustments to the redemption value of non-controlling interests redeemable at other than fair value. In the three months ended January 31, 2011, net income attributable to non-controlling and other beneficial interests included $0.6 million of losses borne by other beneficial holders of the consolidated CLO entity and $18.2 million of adjustments to the redemption value of non-controlling interests redeemable at other than fair value.

15. Earnings per Share

The following table provides a reconciliation of common shares used in the earnings per basic share and earnings per diluted share computations as follows:

	Three Months Ended January 31,
(in thousands, except per share data)	2012	2011
Net income allocated to:
Common shares	$45,900	$36,752
Participating restricted shares	1,371	783
Total net income attributable to Eaton Vance Corp. shareholders	$47,271	$37,535
Weighted-average shares outstanding – basic	112,768	116,741
Incremental common shares	2,133	5,434
Weighted-average shares outstanding – diluted	114,901	122,175
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.41	$0.31
Diluted	$0.40	$0.30

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 19.9 million and 11.1 million for the three months ended January 31, 2012 and 2011, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company had invested $13.8 million of the total $15.0 million of committed capital at January 31, 2012. The Company believes the remaining $1.2 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of January 31, 2012 the Company has $19.1 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

17. Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended January 31,
(in thousands)	2012	2011
Investment advisory and administrative fees	$183,484	$186,957
Distribution fees	20,477	24,423
Service fees	32,299	37,345
Shareholder services fees	597	518
Total	$236,857	$249,243

For the three months ended January 31, 2012 and 2011, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.4 million and $4.5 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the three months ended January 31, 2012 and 2011 are as follows:

	Three Months Ended January 31,
(in thousands)	2012	2011
Proceeds from sales	$7,202	$28,271
Net realized gains	63	467

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2012 and 2011, expenses of $4.4 million and $3.2 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at January 31, 2012 and October 31, 2011 are receivables due from sponsored funds of $83.2 million and $82.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.3 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and were $4.1 million and $4.4 million at January 31, 2012 and October 31, 2011, respectively.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of January 31, 2012, we had $191.7 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker/dealers, independent broker/dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of approximately130 sales professionals covering U.S. and international markets.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. The first quarter of our fiscal 2011 was a period of generally favorable market action, as reflected by the 5% increase in the S&P 500 Index and the positive returns of most income strategies.

Average assets under management of $187.4 billion in the first quarter of fiscal 2012 were substantially unchanged from the $187.2 billion reported in the first quarter of fiscal 2011. Gross inflows were well diversified among major investment categories and well balanced between funds and separate accounts. Growth in separate account assets, which earn lower fees on average than funds, contributed to a decline in our average fee rate to 63 basis points in the first quarter of fiscal 2012 from 66 basis points in the first quarter of fiscal 2011.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so.

Assets under Management

Assets under management of $191.7 billion on January 31, 2012 were unchanged from the $191.7 billion reported a year earlier. Long-term fund net outflows of $2.0 billion over the last twelve months reflect $2.2 billion of open-end fund net outflows offset by $0.2 billion of closed-end fund net inflows. Long-term fund net outflows include net reductions in fund leverage of $0.3 billion. Over the last twelve months, institutional separate account net inflows were $1.7 billion, high-net-worth separate account net inflows were $0.7 billion, and retail managed account net inflows were $0.5 billion. Net price declines in managed assets reduced assets under management by $1.0 billion over the last twelve months, while net exchanges out of long-term funds and a decrease in cash management assets reduced assets under management by $0.1 billion and $0.2 billion, respectively. Acquired assets contributed $0.4 billion to growth in assets under management over the last twelve months.

We report managed assets and flow data by investment mandate, using fund or separate account investment strategy as the primary driver. The “Alternative” category includes a range of absolute return strategies, as well as commodity-linked investments.

Ending Assets Under Management by Investment Mandate(1)

	January 31,
(in millions)	2012	% of Total	2011	% of Total	% Change
Equity	$110,834	58%	$114,722	60%	-3%
Fixed income	45,514	24%	43,013	22%	6%
Floating-rate bank loan	24,376	13%	21,939	12%	11%
Alternative	10,449	5%	11,367	6%	-8%
Cash management	533	0%	703	0%	-24%
Total	$191,706	100%	$191,744	100%	0%

(1)	Includes funds and separate accounts.

Equity assets under management included $29.0 billion and $32.1 billion of equity funds managed for after-tax returns on January 31, 2012 and 2011, respectively. Fixed income assets included $15.6 billion and $14.3 billion of tax-exempt municipal bond fund assets on January 31, 2012 and 2011, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Long-Term Fund and Separate Account Net Flows

	Three Months Ended January 31,
(in millions)	2012	2011	% Change
Long-term funds:
Open-end funds	$(1,518)	$2,061	NM(1)
Closed-end funds	(47)	(111)	-58%
Private funds	357	(598)	NM
Total long-term fund net (outflows) inflows	(1,208)	1,352	NM
Institutional accounts	(391)	471	NM
High-net-worth accounts	469	156	201%
Retail managed accounts	10	(131)	NM
Total separate account net inflows	88	496	-82%
Total net (outflows) inflows	$(1,120)	$1,848	NM

(1)	Not meaningful (“NM”)

Net outflows totaled $1.1 billion in the first quarter of fiscal 2012 compared to net inflows of $1.8 billion in the first quarter of fiscal 2011. Open-end fund net outflows of $1.5 billion in the first quarter of fiscal 2012 and open-end fund net inflows of $2.1 billion in the first quarter of fiscal 2011, respectively, reflect gross inflows of $5.8 billion and $8.8 billion, respectively, net of redemptions of $7.3 billion and $6.7 billion, respectively. Closed-end fund net outflows in the first quarter of fiscal 2012 reflect a decrease in portfolio leverage partially offset by reinvested distributions and the $26.2 million initial public offering of the Company’s eUnitsTM 2 Year

U.S. Market Participation Trust: Upside to Cap/Buffered Downside. Closed-end fund net outflows in the first quarter of fiscal 2011 reflect a decrease in portfolio leverage partially offset by reinvested distributions. Private funds, which include privately offered equity, fixed income and floating-rate income funds as well as collateralized loan obligation (“CLO”) entities, had net inflows of $0.4 billion in the first quarter of fiscal 2012 compared to net outflows of $0.6 billion in the first quarter of fiscal 2011. Approximately $0.1 billion and $0.7 billion of private fund outflows in the first quarter of fiscal 2012 and 2011, respectively, can be attributed to reductions in portfolio leverage. Reductions in portfolio leverage in long-term funds reflect paydowns to maintain required asset coverage ratios as well as other portfolio activity.

Separate account net inflows totaled $0.1 billion in the first quarter of fiscal 2012 compared to net inflows of $0.5 billion in the first quarter of fiscal 2011. Institutional separate account net outflows totaled $0.4 billion in the first quarter of fiscal 2012 compared to net inflows of $0.5 billion in the first quarter of fiscal 2011, reflecting gross inflows of $1.8 billion and $2.2 billion in the first quarter of fiscal 2012 and 2011, respectively, net of withdrawals of $2.2 billion and $1.7 billion, respectively. High-net-worth account net inflows totaled $0.5 billion in the first quarter of fiscal 2012 compared to $0.2 billion in the first quarter of fiscal 2011, reflecting gross inflows of $1.0 billion and $0.8 billion in the first quarter of fiscal 2012 and 2011, respectively, net of withdrawals of $0.5 billion and $0.6 billion, respectively. Retail managed account gross inflows of $1.7 billion were offset by withdrawals of $1.7 billion in the first quarter of fiscal 2012, while retail managed account net outflows totaled $0.1 billion in the first quarter of fiscal 2011, reflecting gross inflows of $1.6 billion net of withdrawals of $1.7 billion.

The following table summarizes the asset flows by investment mandate for the three months ended January 31, 2012 and 2011:

Asset Flows

	Three Months Ended January 31,
(in millions)	2012	2011	% Change
Equity fund assets – beginning	$53,860	$58,434	-8%
Sales/inflows	2,752	4,178	-34%
Redemptions/outflows	(4,216)	(4,142)	2%
Exchanges	(19)	66	NM
Market value change	1,392	2,813	-51%
Equity fund assets – ending	53,769	61,349	-12%
Fixed income fund assets – beginning	27,472	29,412	-7%
Sales/inflows	1,662	1,678	-1%
Redemptions/outflows	(1,604)	(2,577)	-38%
Exchanges	51	(229)	NM
Market value change	1,009	(1,691)	NM
Fixed income fund assets – ending	28,590	26,593	8%
Floating-rate bank loan fund assets – beginning	20,156	16,128	25%
Sales/inflows	1,401	1,967	-29%
Redemptions/outflows	(1,202)	(561)	114%
Exchanges	(8)	118	NM
Market value change	(168)	251	NM
Floating-rate bank loan fund assets - ending	20,179	17,903	13%
Alternative fund assets – beginning	10,217	10,004	2%
Sales/inflows	1,090	1,812	-40%
Redemptions/outflows	(1,091)	(1,003)	9%
Exchanges	(38)	(20)	90%
Market value change	(52)	92	NM
Alternative fund assets – ending	10,126	10,885	-7%
Total long-term fund assets – beginning	111,705	113,978	-2%
Sales/inflows	6,905	9,635	-28%
Redemptions/outflows	(8,113)	(8,283)	-2%
Exchanges	(14)	(65)	-78%
Market value change	2,181	1,465	49%
Total long-term fund assets – ending	112,664	116,730	-3%
Separate accounts – beginning	75,830	70,126	8%
Inflows – institutional	1,824	2,184	-16%
Outflows – institutional	(2,215)	(1,713)	29%
Inflows – high-net-worth	1,021	798	28%
Outflows – high-net-worth	(552)	(642)	-14%
Inflows – retail managed accounts	1,746	1,584	10%
Outflows – retail managed accounts	(1,736)	(1,715)	1%
Exchanges and reclassifications	—	3	NM
Market value change	2,591	3,686	-30%
Separate accounts – ending	78,509	74,311	6%
Cash management fund assets – ending	533	703	-24%
Assets under management – ending	$191,706	$191,744	0%

Ending Assets Under Management by Asset Class

	January 31,
(in millions)	2012	% of Total	2011	% of Total	% Change
Open-end funds:
Class A	$32,416	17%	$37,623	20%	-14%
Class B	1,220	1%	1,716	1%	-29%
Class C	9,612	5%	10,305	6%	-7%
Class I	27,906	15%	25,299	13%	10%
Class R	434	0%	499	0%	-13%
Other(1)	579	0%	554	0%	4%
Total open-end funds	72,167	38%	75,996	40%	-5%
Private funds(2)	17,895	9%	17,653	9%	1%
Closed-end funds	23,135	12%	23,784	12%	-3%
Total fund assets	113,197	59%	117,433	61%	-4%
Institutional account assets	38,726	20%	36,928	19%	5%
High-net-worth account assets	13,255	7%	12,931	7%	3%
Retail managed account assets	26,528	14%	24,452	13%	8%
Total separate account assets	78,509	41%	74,311	39%	6%
Total	$191,706	100%	$191,744	100%	0%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); spread-load commission (“Class B”); level-load commission (“Class C”); institutional no-load (“Class I”), and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 59 percent of total assets under management on January 31, 2012, down from 61 percent on January 31, 2011, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 41 percent of total assets under management on January 31, 2012 from 39 percent on January 31, 2011. Fund assets under management increased $0.8 billion, or 1 percent, from $112.4 billion on October 31, 2011, reflecting market appreciation of $2.2 billion offset by net outflows of $1.2 billion and a decrease in cash management assets of $0.2 billion. Separate account assets under management increased $2.7 billion, or 4 percent, from $75.8 billion on October 31, 2011, reflecting market appreciation of $2.6 billion and net inflows of $0.1 billion.

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

Average Assets Under Management by Asset Class

	Three Months Ended January 31,
(in millions)	2012	2011	% Change
Open-end funds:
Class A	$32,676	$37,619	-13%
Class B	1,239	1,782	-30%
Class C	9,511	10,315	-8%
Class I	26,864	23,595	14%
Class R	443	477	-7%
Other(1)	596	572	4%
Total open-end funds	71,329	74,360	-4%
Private funds(2)	17,532	17,360	1%
Closed-end funds	22,729	23,706	-4%
Total fund assets	111,590	115,426	-3%
Institutional account assets	37,555	35,472	6%
High-net-worth account assets	12,769	12,316	4%
Retail managed account assets	25,477	23,941	6%
Total separate account assets	75,801	71,729	6%
Total	$187,391	$187,155	0%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

Results of Operations

In evaluating operating performance, we consider net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, which are calculated on a basis consistent with U.S. GAAP, as well as adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, both of which are internally derived non-U.S. GAAP performance measures.

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with U.S. GAAP. However, our management and Board of Directors look at these adjusted numbers as a measure of underlying performance, since the excluded items generally do not reflect normal operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2012 and 2011:

	Three Months Ended
(in thousands, except per share data)	January 31, 2012	January 31, 2011	% Change
Net income attributable to Eaton Vance Corp. shareholders	$47,271	$37,535	26%
Non-controlling interest value adjustment(1)	8,102	18,197	-55%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$55,373	$55,732	-1%
Earnings per diluted share	$0.40	$0.30	33%
Non-controlling interest value adjustment	0.07	0.15	-53%
Adjusted earnings per diluted share	$0.47	$0.45	4%

(1)	Please see page 44, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustment referenced above.

We reported net income attributable to Eaton Vance Corp. shareholders of $47.3 million, or $0.40 per diluted share, in the first quarter of fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $37.5 million, or $0.30 per diluted share, in the first quarter of fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $55.4 million, or $0.47 per diluted share, in the first quarter of fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $55.7 million, or $0.45 per diluted share, in the first quarter of fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $13.0 million, or 4 percent, primarily due to a decrease in our annualized effective fee rate to 63 basis points in the first quarter of fiscal 2012 from 66 basis points in the first quarter of fiscal 2011. The decrease in our annualized effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $6.5 million, or 3 percent, due to decreases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses, partly offset by an increase in fund expenses.
•	An increase in net gains on investments and derivatives of $7.2 million, primarily reflecting an increase in gains recognized on our seed capital investments partly offset by an increase in losses on derivative positions entered into to hedge those investments. In addition, we recognized a $2.4 million gain in the first quarter of fiscal 2012 related to our April 2011 sale of our equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management”), representing additional settlement payments received during the quarter.
•	An increase in other income (expense) of the Company’s consolidated CLO entity of $5.6 million, reflecting a decrease in losses incurred by the entity as a result of changes in the fair market value of note obligations issued by the entity to beneficial interest holders, partially offset by an increase in interest distributions to subordinated note holders of the entity.

•	An increase in income taxes of $0.7 million, or 2 percent, reflecting the 6 percent increase in income before income taxes year-over-year, partly offset by a decrease in the Company’s effective tax rate for the quarter. The decrease in the Company’s effective tax rate for the quarter can be attributed to the inclusion of consolidated CLO entity income attributable to other beneficial interest holders in the Company’s calculation of income before taxes that is not subject to tax.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $4.2 million, primarily reflecting a smaller year-over-year increase in the estimated redemption value of non-controlling interests in our majority-owned subsidiary Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”), partly offset by an increase in consolidated CLO entity net income attributed to other beneficial interest holders.

Weighted average diluted shares outstanding decreased by 7.3 million shares, or 6 percent, primarily reflecting share repurchases over the last twelve month period and a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 63 basis points in the first quarter of fiscal 2012 compared to 66 basis points in the first quarter of fiscal 2011. The decrease in our average overall effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in separate account assets under management as a percentage of total average assets under management.

	Three Months Ended January 31,
(in thousands)	2012	2011	% Change
Investment advisory and administration fees	$239,452	$242,734	-1%
Distribution and underwriter fees	22,515	27,327	-18%
Service fees	32,299	37,345	-14%
Other revenue	1,340	1,208	11%
Total revenue	$295,606	$308,614	-4%

Investment advisory and administration fees

Investment advisory and administration fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administration fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administration fees represented 81 percent of total revenue in the first quarter of fiscal 2012 compared to 79 percent in the first quarter of fiscal 2011.

The decrease in investment advisory and administration fees of 1 percent, or $3.3 million, in the first quarter of fiscal 2012 from the same period a year earlier can be primarily attributed to a shift in product mix. Fund assets, which had an average effective fee rate of 66 basis points in the first quarter of fiscal 2012, decreased to 59 percent of total assets under management on January 31, 2012 from 61 percent of total assets under management on January 31, 2011, while separately managed account assets, which had an average effective fee rate of 30 basis points in the first quarter of fiscal 2012, increased to 41 percent of total assets under management on January 31, 2012 from 39 percent of total assets under management on January 31, 2011.

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

Distribution plan payments decreased 16 percent, or $4.0 million, to $20.5 million in the first quarter of fiscal 2012 from the same period a year earlier, reflecting decreases in average Class B, Class C, Class R and certain private equity fund distribution fees. Class A share distribution fees were $0.2 million in the first quarter of fiscal 2012, unchanged from the first quarter of fiscal 2011. Class B share distribution fees decreased by 49 percent, or $2.0 million, to $2.1 million, reflecting a 30 percent decrease in average Class B share assets under management. Class C share distribution fees decreased by 9 percent, or $1.7 million, to $17.0 million, reflecting an 8 percent decrease in average Class C share assets under management. Class R share distribution fees decreased by 13 percent to $0.2 million, reflecting a 7 percent decrease in average Class R share assets under management. Private fund distribution fees decreased by 17 percent, or $0.2 million, to $1.0 million, reflecting a 17 percent decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income decreased to $2.0 million in the first quarter of fiscal 2012, a decrease of 30 percent, or $0.9 million, over the same period a year earlier, primarily reflecting a decrease of $0.5 million in underwriter fees received on sales of Class A shares and a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fees, which are paid to Eaton Vance Distributors, Inc. (“EVD”) pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in certain mutual fund share classes (principally Classes A, B, C and R). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue decreased 14 percent, or $5.0 million, to $32.3 million in the first quarter of fiscal 2012 from the same period a year earlier, primarily reflecting a 12 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and sublease income, increased by $0.1 million, or 11 percent, in the first quarter of fiscal 2012 over the same period a year ago, primarily reflecting an increase in shareholder service fees.

Expenses

Operating expenses decreased by 3 percent, or $6.5 million, in the first quarter of fiscal 2012 from the same period a year earlier, reflecting decreases in distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses, partly offset by an increase in fund expenses as more fully described below.

	Three Months Ended January 31,
(in thousands)	2012	2011	% Change
Compensation of officers and employees:
Cash compensation	$80,286	$81,978	-2%
Stock-based compensation	16,397	15,072	9%
Total compensation of officers and employees	96,683	97,050	0%
Distribution expense	32,328	32,697	-1%
Service fee expense	28,673	31,329	-8%
Amortization of deferred sales commissions	5,820	10,350	-44%
Fund expenses	6,651	4,544	46%
Other expenses	32,631	33,299	-2%
Total expenses	$202,786	$209,269	-3%

Compensation of officers and employees

Compensation expense decreased by $0.4 million in the first quarter of fiscal 2012 from the same quarter a year earlier, reflecting decreases in sales-based and revenue-based incentives partly offset by increases in base salaries and employee benefits, stock-based compensation, operating income-based incentives and other compensation. Sales and revenue-based incentives decreased by 33 percent, or $4.8 million, primarily reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rate schedules, partly offset by an increase in gross sales of long-term funds. Base compensation and employee benefits increased by 6 percent, or $2.6 million, primarily reflecting increases in base compensation associated with higher headcount, annual merit increases and increases in the cost of employee benefits and payroll taxes. Stock-based compensation increased by 9 percent, or $1.3 million, primarily reflecting the restricted stock grants made in the first quarter of fiscal 2012. Operating income-based incentives increased by $0.1 million, while other compensation increased by 48 percent, or $0.4 million, primarily reflecting higher severance costs.

Distribution expense

Distribution expense consists primarily of ongoing payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end fund assets, which are calculated as a percentage of average assets under management, commissions paid to broker/dealers on the sale of Class A shares at net asset value, marketing support arrangements with our distribution partners and other distribution expenses.

Distribution expense decreased by 1 percent, or $0.4 million, to $32.3 million in the first quarter of fiscal 2012 from the same quarter a year earlier, primarily reflecting decreases in intermediary marketing support payments, Class A share commissions and compensation arrangements with our closed-end funds, partly offset by increases Class C share distribution fees and other marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners decreased by 13 percent, or $1.3 million, to $8.5 million in the first quarter of fiscal 2012 from the same period a year earlier, reflecting adjustments to accruals on certain support agreements. Class A share commissions decreased by 20 percent, or $0.3 million, to $1.3 million, reflecting a decrease in certain Class A sales on which we pay a commission. Closed-end fund dealer compensation payments decreased by 5 percent, or $0.2 million, to $4.2 million, reflecting a decrease in average assets under management subject to those arrangements. Class C share distribution fees increased by 10 percent, or $1.2 million, to $13.6 million in the first quarter of fiscal 2012, reflecting an increase in Class C share assets held more than one year. Other distribution expenses increased by 5 percent, or $0.2 million, to $4.7 million in the first quarter of fiscal 2012, primarily reflecting expansion of the Company’s marketing programs.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense decreased by 8 percent, or $2.7 million, in the first quarter of fiscal 2012 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 44 percent in the first quarter of fiscal 2012 from the same period a year earlier, primarily reflecting a decrease in average Class B share, Class C share and privately offered equity fund deferred sales commissions partly offset by an increase in average Class R share deferred sales commissions. In the first quarter of fiscal 2012, 24 percent of total amortization related to Class B shares, 60 percent to Class C shares, 2 percent to Class R shares and 14 percent to privately offered equity funds. In the first quarter of fiscal 2011, 18 percent of total amortization related to Class B shares, 69 percent to Class C shares and 13 percent to privately offered equity funds.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 46 percent, or $2.1 million, in the first quarter of fiscal 2012 over the same period a year earlier, reflecting increases in subadvisory fees paid, subsidies we provide to startup and other small funds to enhance their cost competitiveness and non-advisory expenses we bear on certain funds for which we are paid an all-in management fee. The increase in subadvisory fees can be attributed to an increase in the average assets under management of funds that are subject to subadvisory arrangements.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses decreased by 2 percent, or $0.7 million, in the first quarter of fiscal 2012 from the same period a year earlier, primarily reflecting decreases in information technology expense of $0.6 million, professional services expense of $0.5 million and communications expense of $0.2 million, partly offset by increases in travel expense of $0.1 million, facilities-related expenses of $0.1 million and other corporate expenses of $0.5 million. The decrease in information technology expense can be attributed to decreases in system maintenance and repairs, outside custody and other back office services and other information technology consulting expenses. The decrease in professional services expense can be attributed to decreases in legal, recruiting and other general professional services expenses, while the decrease in communications expense can be attributed to decreases in subscriptions and telephone and cable expense. The increase in travel expense can be attributed to an increase in hotel and air travel costs. The increase in facilities-related expenses can be attributed to an increase in general depreciation expense. The increase in other corporate expenses reflects increases in other general corporate expenses and the inclusion of $0.1 million of general operating expenses of the consolidated CLO entity.

Other Income and Expense

	Three Months Ended January 31,
(in thousands)	2012	2011	% Change
Interest and other income	$1,737	$2,063	-16%
Interest expense	(8,413)	(8,413)	0%
Net gains (losses) on investments and derivatives	6,430	(746)	NM
Net foreign currency gains	10	3	233%
Other income/(expense) of consolidated collateralized loan obligation entity:
Interest income	5,544	5,220	6%
Interest expense	(4,311)	(1,514)	185%
Net gains (losses) on bank loans, other investments and note obligations	4,736	(3,385)	NM
Total other income (expense)	$5,733	$(6,772)	NM

Interest and other income decreased 16 percent in the first quarter of fiscal 2012 compared to the same period a year ago, primarily reflecting a decrease in interest and dividend income earned by our consolidated funds.

Interest expense was flat year-over-year, reflecting constant levels of interest accrued on our fixed-rate senior notes.

In the first quarter of fiscal 2012, we recognized net gains on investments and derivatives totaling $6.4 million, primarily reflecting gains recognized on our seed capital investments partly offset by an increase in losses on derivative positions entered into to hedge those investments. In addition, we recognized a $2.4 million gain in the first quarter of fiscal 2012 related to our April 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the quarter.

Net income of our consolidated CLO entity totaled $5.8 million in the first quarter of fiscal 2012, representing $5.9 million of other income (expense) partly offset by $0.1 million of other operating expenses. Approximately $5.0 million of the total $5.8 million consolidated CLO entity net income was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interest in the net income of the entity. The remaining $0.8 million was included in net income attributable to Eaton Vance Corp. shareholders, representing the Company’s proportionate interest in the net income of the entity and management fees earned.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates, was 35.7 percent in the first quarter of fiscal 2012 compared to 37.3 percent in the first quarter of fiscal 2011. The decrease in our overall effective tax rate in the first quarter of fiscal 2012 from the same period a year earlier can be primarily attributed to the inclusion of consolidated CLO entity income attributable to other beneficial interest holders in the Company’s calculation of income before taxes that is not subject to tax.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the first quarter of fiscal 2012 primarily reflects our 7 percent equity interest in a private equity partnership managed by a third party and equity interests in funds we sponsor, notably Eaton Vance Parametric Structured Commodity Strategy Fund, Eaton Vance Real Estate Fund and Eaton Vance Diversified Currency Income Fund. Equity in net income of affiliates, net of tax, increased by $0.3 million in the first quarter of fiscal 2012 over the same period a year earlier, primarily due to an increase in the net income of the private equity partnership.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $4.2 million in the first quarter of fiscal 2012 from the same period a year earlier, reflecting a $10.1 million decrease in non-controlling interest value adjustments related to our majority owned subsidiaries primarily related to Parametric Portfolio Associates, partly offset by a $5.6 million increase in net income attributable to other beneficial interest holders in the Company’s consolidated CLO entity and a $0.3 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries. Non-controlling interest value adjustments of $8.1 million and $18.2 million in the first quarter of fiscal 2012 and 2011, respectively, primarily reflect the growth of Parametric Portfolio Associates over the twelve-month periods ended December 31, 2011 and 2010, respectively.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric Portfolio Associates, Parametric Risk Advisors LLC (“Parametric Risk Advisors”) and Atlanta Capital Management Company LLC (“Atlanta Capital Management”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on January 31, 2012 and October 31, 2011 and for the three months ended January 31, 2012 and 2011.

Balance Sheet and Cash Flow Data

(in thousands)	January 31, 2012	October 31, 2011
Balance sheet data:
Assets:
Cash and cash equivalents	$475,370	$510,913
Investment advisory fees and other receivables	126,885	130,525
Total liquid assets	$602,255	$641,438
Investments	$333,404	$287,735
Liabilities:
Debt	$500,000	$500,000

	Three Months Ended January 31,
(in thousands)	2012	2011
Cash flow data:
Operating cash flows	$(8,215)	$58,137
Investing cash flows	4,221	59,283
Financing cash flows	(31,511)	25,104

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 45 percent and 48 percent of total assets attributable to Eaton Vance Corp. shareholders on January 31, 2012 and October 31, 2011, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $39.2 million decrease in liquid assets in the first three months of fiscal 2012 primarily reflects net cash used for operating activities of $8.2 million, the payment of $22.0 million of dividends to shareholders and the repurchase of $34.8 million of Non-Voting Common Stock, partly offset by net proceeds from the sale of available-for-sale securities of $8.4 million, net inflows into consolidated funds from non-controlling interest holders of $18.5 million and proceeds from the issuance of Non-Voting Common Stock of $6.0 million. The decrease in investment advisory fees and other receivables in the first quarter of fiscal 2012 can be attributed to the decrease in our revenue run rate at the end of the first quarter of fiscal 2012 compared to our revenue run rate at the end of fiscal 2011.

On January 31, 2012, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent unsecured notes due in 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2012 or at any point during the fiscal quarter. We were in compliance with all of the covenants as of January 31, 2012.

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

Recoverability of our Investments

Our $333.4 million of investments as of January 31, 2011 consisted primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at January 31, 2012.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first quarter of fiscal 2012 that would indicate that an impairment loss exists at January 31, 2012.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first quarter of fiscal 2012 that would indicate that an impairment loss exists at January 31, 2012.

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

Cash used for operating activities totaled $8.2 million in the first three months of fiscal 2012, a decrease of $66.4 million from $58.1 million of cash provided by operating activities in the first three months of fiscal 2011. The decrease in net cash provided by operating activities year-over-year primarily reflects the receipt of a federal income tax refund of $85.0 million in fiscal 2011 associated with the change in tax accounting for certain closed-end fund distribution expenses, partly offset by a net increase of $11.9 million related to timing differences in the cash settlement of other assets and liabilities and an increase in net income of $5.6 million.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $4.2 million in the first three months of fiscal 2012 compared to $59.3 million in the first three months of fiscal 2011. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease in net proceeds received in conjunction with the net purchases and sales of available-for-sale investments in the first quarter of fiscal 2012.

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

Cash used for financing activities totaled $31.5 million in the first three months of fiscal 2012 compared to cash provided by financing activities of $25.1 million in the first three months 2011. In the first three months of fiscal 2012, we repurchased and retired a total of 1.4 million shares of our Non-Voting Common Stock for $34.8 million under our authorized repurchase programs and issued 1.6 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $6.0 million. We have authorization to purchase an additional 6.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.19 in the first three months of fiscal 2012, compared to $0.18 in the first three months of fiscal 2011. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

The following table details our future contractual obligations as of January 31, 2012.

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$409	$20	$40	$39	$310
Senior notes	500	—	—	—	500
Interest payments on senior notes	195	33	65	65	32
Contingent payment on TABS acquisition	12	12	—	—	—
Investment in private equity partnership	1	1	—	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,127	$66	$115	$104	$842
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	23	4	7	7	5
Total contractual obligations of consolidated CLO	$523	$4	$7	$7	$505

(1)	Minimum payments have not been reduced by minimum sublease rentals of $4.2 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. As of January 31, 2012, we had invested $13.8 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our balance sheet as of January 31, 2012. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our redeemable non-controlling interests, redeemable at either fair value or other than fair value, totaled $118.5 million on January 31, 2012 compared to $100.8 million on October 31, 2011.

In conjunction with its acquisition of the TABS business in December 2008, the Company is obligated to make five further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2011, 2012, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company will make a contingent payment equal to approximately $12.3 million in the second quarter of fiscal 2012. This amount has been included in the table above.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2011.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2012:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2011 through November 30, 2011	647,008	$25.10	647,008	7,332,640
December 1, 2011 through December 31, 2011	652,160	$23.46	652,160	6,680,480
January 1, 2012 through January 31, 2012	127,967	$25.45	127,967	6,552,513
Total	1,427,135	$24.38	1,427,135	6,552,513

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)
DATE: March 7, 2012
/s/ Robert J. Whelan (Signature) Robert J. Whelan Chief Financial Officer

DATE: March 7, 2012	/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Accounting Officer