Form 10-Q
period 2012-04-30
EATON VANCE CORP
filed 2012-06-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended April 30, 2012
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

Shares outstanding as of April 30, 2012:
    Voting Common Stock — 413,167 shares
    Non-Voting Common Stock — 115,130,059 shares

Eaton Vance Corp.
Form 10-Q
As of April 30, 2012 and for the
Three and Six Month Periods Ended April 30, 2012

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	April 30, 2012	October 31, 2011
Assets
Cash and cash equivalents	$514,668	$510,913
Investment advisory fees and other receivables	129,011	130,525
Investments	295,862	287,735
Assets of consolidated collateralized loan obligation (“CLO”) entity:
Cash and cash equivalents	27,236	16,521
Bank loans and other investments	486,244	462,586
Other assets	5,887	2,715
Deferred sales commissions	22,006	27,884
Deferred income taxes	45,431	41,343
Equipment and leasehold improvements, net	61,316	67,227
Intangible assets, net	63,226	67,224
Goodwill	154,636	142,302
Other assets	110,882	74,325
Total assets	$1,916,405	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	April 30, 2012	October 31, 2011
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$76,065	$137,431
Accounts payable and accrued expenses	53,111	51,333
Dividend payable	21,968	21,959
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	485,646	477,699
Other liabilities	26,089	5,193
Other liabilities	102,565	75,557
Total liabilities	1,265,444	1,269,172
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	134,516	100,824
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 413,167 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,130,059 and 115,223,827 shares, respectively	450	450
Notes receivable from stock option exercises	(4,171)	(4,441)
Accumulated other comprehensive income	3,097	1,340
Appropriated retained earnings (deficit)	4,994	(3,867)
Retained earnings	510,976	466,931
Total Eaton Vance Corp. shareholders' equity	515,348	460,415
Non-redeemable non-controlling interests	1,097	889
Total permanent equity	516,445	461,304
Total liabilities, temporary equity and permanent equity	$1,916,405	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

(in thousands, except per share figures)	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Revenue:
Investment advisory and administrative fees	$248,888	$251,670	$488,340	$494,404
Distribution and underwriter fees	22,551	26,141	45,066	53,468
Service fees	32,065	36,478	64,364	73,823
Other revenue	1,266	1,324	2,606	2,532
Total revenue	304,770	315,613	600,376	624,227
Expenses:
Compensation and related costs	97,566	97,157	194,249	194,207
Distribution expense	32,960	33,657	65,288	66,354
Service fee expense	28,088	30,780	56,761	62,109
Amortization of deferred sales commissions	5,533	9,643	11,353	19,993
Fund expenses	6,590	5,017	13,241	9,561
Other expenses	35,222	32,547	67,853	65,846
Total expenses	205,959	208,801	408,745	418,070
Operating income	98,811	106,812	191,631	206,157
Non-operating income (expense):
Gains and other investment income, net	2,796	12,492	10,973	13,812
Interest expense	(8,412)	(8,412)	(16,825)	(16,825)
Other income (expense) of consolidated CLO entity:
Gains (losses) and other investment income, net	8,895	(12,984)	19,175	(11,149)
Interest expense	(4,134)	(4,033)	(8,445)	(5,547)
Total non-operating (expense) income	(855)	(12,937)	4,878	(19,709)
Income before income taxes and equity in net (loss) income of affiliates	97,956	93,875	196,509	186,448
Income taxes	(35,164)	(41,337)	(70,351)	(75,859)
Equity in net (loss) income of affiliates, net of tax	(22)	1,227	1,482	2,461
Net income	62,770	53,765	127,640	113,050
Net (income) loss attributable to non-controlling and other beneficial interests	(9,900)	8,714	(27,499)	(13,036)
Net income attributable to Eaton Vance Corp. shareholders	$52,870	$62,479	$100,141	$100,014
Earnings per share:
Basic	$0.46	$0.53	$0.87	$0.84
Diluted	$0.44	$0.50	$0.84	$0.80
Weighted average shares outstanding:
Basic	112,418	116,413	112,541	116,540
Diluted	115,881	122,292	115,324	122,167
Dividends declared per share	$0.19	$0.18	$0.38	$0.36

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
Net income	$62,770	$53,765	$127,640	$113,050
Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $40, $40, $79 and $79, respectively	72	72	144	144
Unrealized holding gains on available-for-sale investments, net of income taxes of $587, $714, $1,027 and $1,600, respectively	949	1,124	1,682	2,568
Foreign currency translation adjustments, net of income taxes of $(66), $(178), $19 and $(178), respectively	73	331	(69)	338
Total comprehensive income	63,864	55,292	129,397	116,100
Comprehensive (income) loss attributable to non-controlling and other beneficial interests	(9,900)	8,714	(27,499)	(13,036)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$53,964	$64,006	$101,898	$103,064

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited)

(in thousands)	Permanent Equity									Temporary Equity
	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2011	$2	$450	$—	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	—	—	—	—	—	8,861	100,141	1,776	110,778	16,862
Other comprehensive income	—	—	—	—	1,757	—	—	—	1,757	—
Dividends declared	—	—	—	—	—	—	(43,991)	—	(43,991)	—
Issuance of Voting Common Stock	—	—	56	—	—	—	—	—	56	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	2	8,458	(211)	—	—	—	—	8,249	—
Under employee stock purchase plan	—	1	1,823	—	—	—	—	—	1,824	—
Under employee incentive plan	—	—	1,609	—	—	—	—	—	1,609	—
Under restricted stock plan, net of forfeitures	—	5	—	—	—	—	—	—	5	—
Stock-based compensation	—	—	29,320	—	—	—	—	—	29,320	—
Tax benefit of stock option exercises	—	—	1,162	—	—	—	—	—	1,162	—
Repurchase of Non-Voting Common Stock	—	(8)	(39,556)	—	—	—	(12,105)	—	(51,669)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	481	—	—	—	—	481	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(1,436)	(1,436)	20,102
Deconsolidation	—	—	—	—	—	—	—	—	—	(6,276)
Reclass to temporary equity	—	—	—	—	—	—	—	(132)	(132)	132
Other changes in non-controlling interests	—	—	(2,872)	—	—	—	—	—	(2,872)	2,872
Balance, April 30, 2012	$2	$450	$—	$(4,171)	$3,097	$4,994	$510,976	$1,097	$516,445	$134,516

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

(in thousands)	Permanent Equity									Temporary Equity
	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(18,630)	100,014	1,264	82,648	30,402
Other comprehensive income	—	—	—	—	3,050	—	—	—	3,050	—
Dividends declared	—	—	—	—	—	—	(42,795)	—	(42,795)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	5	23,068	(490)	—	—	—	—	22,583	—
Under employee stock purchase plan	—	—	1,876	—	—	—	—	—	1,876	—
Under employee incentive plan	—	—	2,567	—	—	—	—	—	2,567	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	27,529	—	—	—	—	—	27,529	—
Tax benefit of stock option exercises	—	—	3,331	—	—	—	—	—	3,331	—
Repurchase of Non-Voting Common Stock	—	(8)	(65,811)	—	—	—	—	—	(65,819)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	780	—	—	—	—	780	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(855)	(855)	94,572
Deconsolidation	—	—	—	—	—	—	—	—	—	(74,708)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Other changes in non-controlling interests	—	—	(850)	—	—	—	—	—	(850)	850
Balance, April 30, 2011	$2	$462	$41,935	$(2,868)	$2,615	$12,036	$422,074	$913	$477,169	$118,201

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

(in thousands)	Six Months Ended April 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$127,640	$113,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,597	12,274
Amortization of deferred sales commissions	11,372	19,971
Stock-based compensation	29,320	27,529
Deferred income taxes	(5,176)	77,562
Net gains on investments and derivatives	(7,680)	(8,613)
Equity in net income of affiliates	(2,383)	(3,962)
Dividends received from affiliates	10,534	1,139
Consolidated CLO entity operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(7,963)	21,725
Amortization of investments	(532)	(713)
Net increase (decrease) in other assets and liabilities, including cash	7,012	(151)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	1,665	(1,558)
Investments in trading securities	(58,759)	(127,429)
Deferred sales commissions	(5,494)	(9,988)
Other assets	(31,142)	(22,518)
Accrued compensation	(61,329)	(44,940)
Accounts payable and accrued expenses	1,949	(2,369)
Other liabilities	26,727	1,480
Net cash provided by operating activities	48,358	52,489
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,479)	(5,880)
Net cash paid in acquisition	(12,335)	(11,595)
Cash paid for intangible assets	(200)	(1,650)
Proceeds from sales of investments	47,407	84,422
Purchase of investments	(6,274)	(678)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	89,308	167,869
Purchase of bank loans and other investments	(96,525)	(171,610)
Net cash provided by investing activities	18,902	60,878

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

(in thousands)	Six Months Ended April 30,
	2012	2011
Cash Flows From Financing Activities:
Proceeds from issuance of Voting Common Stock	56	—
Proceeds from issuance of Non-Voting Common Stock	11,687	27,030
Repurchase of Non-Voting Common Stock	(51,669)	(65,819)
Principal repayments on notes receivable from stock option exercises	481	780
Excess tax benefit of stock option exercises	1,162	3,331
Dividends paid	(43,982)	(42,773)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	18,666	93,717
Net cash (used for) provided by financing activities	(63,599)	16,266
Effect of currency rate changes on cash and cash equivalents	94	104
Net increase in cash and cash equivalents	3,755	129,737
Cash and cash equivalents, beginning of period	510,913	307,886
Cash and cash equivalents, end of period	$514,668	$437,623
Supplemental Cash Flow Information:
Cash paid for interest	$16,320	$16,320
Cash paid for interest by consolidated CLO entity	8,715	4,273
Cash paid for income taxes, net of refunds	86,090	78,962
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$180	$3,628
Exercise of stock options through issuance of notes receivable	211	490
Consolidation of CLO entity:
Increase in other assets, net of other liabilities	$—	$10,418
Increase in investments	—	466,440
Increase in borrowings	—	446,192
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(6,639)	$(74,486)
Decrease in non-controlling interests	(6,276)	(74,708)

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

During the second quarter of fiscal 2012, the Company combined the following line items previously reported within non-operating income (expense) into gains and other investment income, net: interest and other income; net gains (losses) on investments and derivative; and foreign currency gains. Also during the second fiscal quarter, interest income and net gains (losses) on bank loans, other investments, and note obligations of the consolidated CLO entity were combined into gains (losses) and other investment income, net, of the consolidated CLO entity. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on the amounts reported for total non-operating income (expense). See Note 19 for the components of gains and other investment income.

During the first quarter of fiscal 2012, the Company changed the presentation of its Consolidated Statements of Income. The change relates to the classification of net investment income and net investment gains or losses of consolidated sponsored funds. Net investment income earned by consolidated sponsored funds and net investment gains or losses recognized by consolidated sponsored funds, previously included in other revenue, are now presented as components of gains and other investment income. Management believes the revised presentation is more useful to readers of its financial statements by better highlighting the current earnings effect of the investment results of consolidated sponsored funds. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results.

The following tables present the effects of the change in presentation of net investment income and net investment gains or losses earned by consolidated sponsored funds to the Company’s previously reported Consolidated Statements of Income for the three and six months ended April 30, 2011:

	Three Months Ended April 30, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$11,549	$(10,225)	$1,324
Total revenue	325,838	(10,225)	315,613
Operating income	117,037	(10,225)	106,812
Gains and other investment income, net	2,267	10,225	12,492
Net income	53,765	—	53,765
Net income attributable to Eaton Vance Corp. shareholders	62,479	—	62,479

	Six Months Ended April 30, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$16,430	$(13,898)	$2,532
Total revenue	638,125	(13,898)	624,227
Operating income	220,055	(13,898)	206,157
Gains and other investment income, net	(86)	13,898	13,812
Net income	113,050	—	113,050
Net income attributable to Eaton Vance Corp. shareholders	100,014	—	100,014

2. Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entities (“VIE’s”) (including the below-referenced CLO entity) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated.

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

From time to time, the Company may maintain a controlling financial interest in a sponsored fund. Upon consolidation, the Company assumes the specialized accounting treatment of the fund. All of the underlying investments held by consolidated funds are carried at fair value, with corresponding changes in fair value reflected in gains and other investment income in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to control the fund, the fund is deconsolidated and accounted for under another accounting method.

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

4. Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2012:

Fair value measurements

On February 1, 2012, the Company adopted new requirements for expanded fair value disclosures as issued by the FASB. The updated guidance modifies and clarifies existing fair value guidance and expands disclosure requirements. The expanded disclosures are included in Note 6.

5. Investments

The following is a summary of investments at April 30, 2012 and October 31, 2011:

(in thousands)	April 30, 2012	October 31, 2011
Corporate debt securities	$—	$4,832
Consolidated funds:
Debt securities	55,523	69,083
Equity securities	107,638	74,434
Separately managed accounts:
Debt securities	21,212	11,307
Equity securities	39,964	33,553
Sponsored funds	37,323	39,841
CLO entity	449	278
Investments in affiliates	26,246	46,900
Other investments	7,507	7,507
Total investments	$295,862	$287,735

Investments classified as trading

The following is a summary of the cost and fair value of investments classified as trading at April 30, 2012 and October 31, 2011. These investments include corporate debt securities held directly by the Company and debt and equity securities held in the portfolios of consolidated funds and separately managed accounts seeded for product development purposes.

April 30, 2012

(in thousands)	Cost	Fair Value
Debt securities	$74,571	$76,735
Equity securities	137,100	147,602
Total investments	$211,671	$224,337

October 31, 2011

(in thousands)	Cost	Fair Value
Debt securities	$83,852	$85,222
Equity securities	105,230	107,987
Total investments	$189,082	$193,209

The Company recognized $1.0 million and $9.3 million of net unrealized gains related to investments classified as trading for the three months ended April 30, 2012 and 2011, respectively, and $6.8 million and $9.5 million for the six months ended April 30, 2012 and 2011, respectively.

During the first quarter and second quarter of fiscal 2012, the Company deconsolidated its investments in Eaton Vance Diversified Currency Income Fund and Eaton Vance Parametric Structured Absolute Return Fund, respectively, when its ownership fell below 50 percent. Also during the second quarter of fiscal 2012, the Company deconsolidated its investment in Eaton Vance Multi-Strategy All Market Fund when the Company redeemed all of its shares.

Investments classified as available-for-sale

The following is a summary of the cost, gross unrealized gains and losses, and fair value of investments classified as available-for-sale at April 30, 2012 and October 31, 2011:

April 30, 2012

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$29,141	$8,358	$(176)	$37,323

October 31, 2011

		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,368	$5,518	$(45)	$39,841

Gross unrealized gains and losses on investments in sponsored funds classified as available-for-sale have been excluded from earnings and reported as a component of accumulated other comprehensive income, net of deferred taxes. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The Company reviewed the gross unrealized losses of $0.2 million as of April 30, 2012 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments associated with the unrealized losses was $7.8 million at April 30, 2012.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the three and six months ended April 30, 2012 and 2011.

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Gains	$162	$85	$247	$2,106
Losses	(101)	—	(123)	(1,554)
Net realized gains	$61	$85	$124	$552

Investments in non-consolidated CLO entities

The Company did not recognize any impairment losses related to its investments in non-consolidated CLO entities in either the three or six months ended April 30, 2012 or 2011.

Investments in affiliates

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $9.7 million and $18.4 million at April 30, 2012 and October 31, 2011, respectively.

The Company had equity interests in the following sponsored funds as of April 30, 2012 and October 31, 2011.

	Equity Ownership Interest (%)		Equity Ownership Interest ($)
(dollar amounts in thousands)	April 30, 2012	October 31, 2011	April 30, 2012	October 31, 2011
Eaton Vance Diversified Currency Income Fund	32%	—	$16,535	$—
Eaton Vance Parametric Structured Commodity Strategy Fund	—	47%	—	9,190
Eaton Vance Parametric Option Absolute Return Strategy Fund	—	27%	—	19,298

The Company recognized a $2.4 million gain in the first six months of fiscal 2012 related to its April 2011 sale of its equity interest in Lloyd George Management (BVI) Limited, representing additional settlement payments received during the first six months. The Company realized a gain of $5.5 million in the first six months of fiscal 2011 in connection with this sale.

The Company did not recognize any impairment losses related to its investments in affiliates during the three and six months ended April 30, 2012 and 2011, respectively.

Other investments

Included in other investments are certain investments carried at cost totaling $7.5 million as of both April 30, 2012 and October 31, 2011, respectively. Management believes that the carrying value of its other investments approximates their fair value.

6. Fair Value Measurements

Substantially all of the Company’s investments are carried at fair value, with the exception of its investments in non-consolidated CLO entities that have not been impaired in the current fiscal period and certain other investments, which are accounted for using the equity or cost method.

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value, as well as the general classification of such financial assets and liabilities pursuant to the valuation hierarchy. The Company did not hold any nonfinancial assets or liabilities measured at fair value on a recurring basis at April 30, 2012 or October 31, 2011.

Financial Instrument	Hierarchy	Valuation Methodology
Cash equivalents	Level 1	Includes investments in money market funds. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes agency securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
Investments	Level 1	Includes certain debt and certain equity securities held in the portfolios of consolidated funds and separately managed accounts, which are classified as trading, and investments in non-consolidated sponsored funds, which are classified as available for sale. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes commercial paper, certain debt and equity securities held in the portfolios of consolidated funds and separate accounts, investments in privately offered equity funds that are not listed but have a net asset value that is comparable to mutual funds and investments in portfolios that have a net asset value that is comparable to mutual funds. Fair value is determined using observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market for any security, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies.
Derivative assets and liabilities	Level 2	Includes foreign exchange contracts, stock index futures contracts and commodity futures contracts. Foreign exchange contract pricing is determined by interpolating a value using the spot foreign currency rate based on spot rate and currency exchange rate differentials, which are all observable inputs. Index futures contracts and commodity futures contracts pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.

Financial Instrument	Hierarchy	Valuation Methodology
Securities sold, not yet purchased	Level 2	Pricing is determined by a third-party pricing service that determines fair value based on bid and ask prices.
Assets of consolidated CLO entity	Level 1	Includes investments in money market funds and certain equity securities. Fair value is determined based upon unadjusted quoted market prices.
	Level 2	Includes bank loans and certain debt and equity securities. Fair value is determined based upon valuations obtained from independent third-party broker or dealer prices. These prices are derived from matrix pricing models, which consider information regarding securities with similar characteristics.
	Level 3	Includes warrants, bank loans and certain equity securities. Fair value has been determined using either discounted cash flow analyses or a single broker non-binding quote.
Liabilities of consolidated CLO entity	Level 2	Includes certain debt securities. Fair value is determined based upon observable inputs other than Level 1 unadjusted quoted market prices, such as quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data.
	Level 3	Includes senior and subordinated note obligations issued by the consolidated CLO entity. Fair value is determined primarily using model-based valuation techniques in which one or more significant inputs are unobservable in the market.

The following tables summarize the assets and liabilities measured at fair value on a recurring basis and their assigned levels within the hierarchy at April 30, 2012 and October 31, 2011:

April 30, 2012

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$—	$314,452	$—	$—	$314,452
Investments:
Consolidated funds:
Debt securities	$—	$55,523	$—	$—	$55,523
Equity securities	101,950	5,688	—	—	107,638
Separately managed accounts:
Debt securities	4,451	16,761	—	—	21,212
Equity securities	39,625	339	—	—	39,964
Sponsored funds	33,015	4,308	—	—	37,323
CLO entity(1)	—	—	—	449	449
Investments in affiliates(2)	—	—	—	26,246	26,246
Other investments(3)	—	37	—	7,470	7,507
Total investments	$179,041	$82,656	$—	$34,165	$295,862
Other financial assets:
Derivative financial assets	$—	$905	$—	$—	$905
Assets of consolidated CLO entity:
Cash equivalents	26,560	—	—	—	26,560
Bank loans and other investments	72	484,022	2,150	—	486,244
Total other financial assets	$26,632	$484,927	$2,150	$—	$513,709
Financial liabilities:
Derivative financial liabilities	$—	$545	$—	$—	$545
Securities sold, not yet purchased	—	36,292	—	—	36,292
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	2,584	483,062	—	485,646
Total financial liabilities	$—	$39,421	$483,062	$—	$522,483

October 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Cash equivalents	$6,691	$360,676	$—	$—	$367,367
Investments:
Corporate debt securities	$—	$4,832	$—	$—	$4,832
Consolidated funds:
Debt securities	6,879	62,204	—	—	69,083
Equity securities	69,279	5,155	—	—	74,434
Separately managed accounts:
Debt securities	4,429	6,878	—	—	11,307
Equity securities	33,511	42	—	—	33,553
Sponsored funds	36,128	3,713	—	—	39,841
CLO entity(1)	—	—	—	278	278
Investments in affiliates(2)	—	—	—	46,900	46,900
Other investments(3)	—	37	—	7,470	7,507
Total investments	$150,226	$82,861	$—	$54,648	$287,735
Other financial assets:
Derivative financial assets	$—	$1,060	$—	$—	$1,060
Assets of consolidated CLO entity:
Cash equivalents	15,829	—	—	—	15,829
Bank loans and other investments	85	456,591	5,910	—	462,586
Total other financial assets	$15,914	$457,651	$5,910	$—	$479,475
Financial liabilities:
Derivative financial liabilities	$—	$6,654	$—	$—	$6,654
Securities sold, not yet purchased	—	6,270	—	—	6,270
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	—	477,699	—	477,699
Total financial liabilities	$—	$12,924	$477,699	$—	$490,623

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis based on Level 3 inputs. The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which point the investment is written down to fair value. There was no re-measurement of this asset during the six month period ended April 30, 2012.
(2)	Investments in affiliates include equity method investments which, in accordance with GAAP, are not measured at fair value.
(3)	Other investments include investments carried at cost which, in accordance with GAAP, are not measured at fair value.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30, 2012		Three Months Ended April 30, 2011
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$4,728	$480,345	$4,379	$456,963
Net gains (losses) on investments and note obligations included in net income(1)	(9)	5,301	395	22,314
Transfers into Level 3	15	—	—	—
Transfers out of Level 3	(2,584)	(2,584)	—	—
Net transfers in and/or out of Level 3	—	—	(604)	—
Ending balance	$2,150	$483,062	$4,170	$479,277
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(9)	$5,301	$395	$22,314

	Six Months Ended April 30, 2012		Six Months Ended April 30, 2011
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$5,910	$477,699	$—	$—
Adjustment for adoption of new consolidation guidance	—	—	5,265	444,087
Net gains (losses) on investments and note obligations included in net income(1)	(49)	7,947	825	35,190
Purchases, sales and settlements, net	—	—	(1,316)	—
Transfers into Level 3	15	—	—	—
Transfers out of Level 3	(3,726)	(2,584)	—	—
Net transfers in and/or out of Level 3	—	—	(604)	—
Ending balance	$2,150	$483,062	$4,170	$479,277
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(49)	$7,947	$825	$35,190

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.

Transfers in and/or out of Levels

The Company’s policy is to recognize any transfers between levels at the end of each fiscal quarter.

During the six month period ended April 30, 2012, $6.9 million of debt securities within consolidated funds were transferred from Level 1 to Level 2 due to a decrease in the observability of inputs. During the six month period ended April 30, 2012, $0.3 million of equity securities within separately managed accounts were transferred from Level 1 to Level 2 due to a decrease in the observability of inputs. There were no significant transfers between Level 1 and Level 2 during the three and six month periods ended April 30, 2011.

During the three month period ended April 30, 2012, $2.6 million of equity securities within separately managed accounts were transferred from Level 2 to Level 1 due to an increase in the observability inputs. There were no transfers from Level 2 to Level 1 in the six month period ended April 30, 2012. There were no significant transfers between Level 2 and Level 1 during the three and six month periods ended April 30, 2011.

For the three and six month periods ended April 30, 2012, $15,000 of bank loans and other investments in the collateral portfolio of the consolidated CLO entity were transferred from Level 2 to level 3 as a result of a reduction in the availability of significant observable inputs in determining the fair value of a second lien bank loan that defaulted during the period. Fair value was determined utilizing a discounted cash flow analysis. For the three and six month periods ended April 30, 2012, $2.6 million and $3.7 million, respectively, of bank loans and other investments were transferred from Level 3 to level 2 within the collateral portfolio of the consolidated CLO entity due to an increase in the observable inputs used in determining the fair value of these investments. For the three and six month periods ended April 30, 2012, $2.6 million of the senior and subordinated note obligations of the consolidated CLO entity were transferred from Level 3 to level 2 due to an increase in the observable inputs used in determining the fair value of the notes.

Quantitative information about Level 3 fair value measurements

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of level 3 liabilities at April 30, 2012:

($ in thousands)	Fair Value at April 30, 2012	Valuation Technique	Unobservable Inputs*	Range
Liabilities of consolidated CLO entity:
Senior and subordinated			Default rate	200 bps
note obligations	$483,062	Income approach	Discount Rate	140-950 bps

*	Discount rate refers to spread over Libor. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate.

Valuation process

The Company elected the fair value option for both the collateral assets held and senior and subordinated notes issued by its consolidated CLO entity upon consolidation to mitigate any accounting inconsistencies between the carrying value of the assets held to provide cash flows for the note obligations and the carrying value of those note obligations.

Senior and subordinated note obligations issued by the Company’s consolidated CLO entity are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s assumptions about market yields, collateral reimbursement assumptions, prepayment speeds, forecasted default and recovery rates, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method.

Sensitivity to changes in significant unobservable inputs

For senior and subordinated notes issued by the Company’s consolidated CLO entity, a change in the assumption used for the probability of default is generally accompanied by a directionally similar change in the assumption used for discount rates. Significant increases in either of these inputs would result in a significantly lower measurement of fair value.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in a different estimate of fair value at the reporting date.

7. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the six months ended April 30, 2012 and 2011, the Company reclassified into interest expense $0.2 million of the loss recognized on a Treasury lock transaction in connection with the Company’s issuance of ten-year senior notes in October 2007. At April 30, 2012, the remaining unamortized loss on this transaction was $2.4 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to structurally hedge currency risk and market risk associated with its investments in separately managed accounts and consolidated funds seeded for new product development purposes.

At April 30, 2012, the Company had 13 outstanding foreign exchange contracts with five counterparties with an aggregate notional value of $17.8 million; 14 outstanding stock index futures contracts with one counterparty with an aggregate notional value of $77.6 million; and 24 outstanding commodity futures contracts with one counterparty with an aggregate notional value of $18.1 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of April 30, 2012 and October 31, 2011:

April 30, 2012

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$20	Other liabilities	$185
Stock index futures contracts	Other assets	431	Other liabilities	255
Commodity futures contracts	Other assets	454	Other liabilities	105
Total		$905		$545

October 31, 2011

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$24	Other liabilities	$124
Stock index futures contracts	Other assets	157	Other liabilities	6,363
Commodity futures contracts	Other assets	879	Other liabilities	167
Total		$1,060		$6,654

The following is a summary of the net gains (losses) recognized in income for the three and six months ended April 30, 2012 and 2011:

	Income Statement Location	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)		2012	2011	2012	2011
Foreign exchange contracts	Gains and other investment income, net	$195	$(2,196)	$428	$(1,917)
Stock index futures contracts	Gains and other investment income, net	(5,756)	(4,373)	(9,901)	(8,841)
Commodity futures contracts	Gains and other investment income, net	519	(728)	1,013	(2,192)
Total		$(5,042)	$(7,297)	$(8,460)	$(12,950)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2012 and October 31, 2011:

	April 30, 2012			October 31, 2011
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value
Other investments	$7,470	$7,470	3	$7,470	$7,470
Notes receivable from stock option exercises	$4,171	$4,171	3	$4,441	$4,441
Debt	$500,000	$571,628	1	$500,000	$566,047

All other investments are carried at cost. Fair values for these investments are not estimated unless events or changes in circumstances indicate that the carrying amounts of these assets are not recoverable. Included in other investments is a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital Management LLC (“Atlanta Capital Management”). The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital Management are exercised. The carrying value of these investments approximates fair value.

The fair value of the investment is determined using a cash flow model which projects future cash flows based upon contractual obligations. Once the undiscounted cash flows have been determined, the Company applied an appropriate discount rate. The inputs to the model are considered Level 3.

Notes receivable from stock option exercises represent loans to employees under the Employee Loan Program for the purpose of financing the exercise of employee stock options. Loans are made for a seven-year period, at varying fixed interest rates and are payable in annual installments. The carrying value of the notes receivable approximates fair value. The fair value of the notes is determined using a cash flow model which projects cash flows based upon the contractual terms of the notes. Once the undiscounted cash flows have been determined, the Company applies an appropriate market yield. The inputs to the model are considered Level 3.

The fair value of the Company’s debt has been determined using publicly available market prices, which are considered Level 1 inputs.

9. VIEs

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

The Company irrevocably elected the fair value option for all financial assets and liabilities of the consolidated CLO entity upon adoption of the new accounting guidance. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in earnings. Although the subordinated note obligations of the CLO entity have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

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

The following tables present, as of April 30, 2012 and October 31, 2011, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

April 30, 2012

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$482,930	$568	$500,085
Excess unpaid principal balance over fair value	(2,859)	(517)	(14,439)
Fair value	$480,071	$51	$485,646

October 31, 2011

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$474,515	$1,192	$500,066
Excess unpaid principal balance over fair value	(17,820)	(617)	(22,367)
Fair value	$456,695	$575	$477,699

During the three months ended April 30, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $8.5 million and $4.0 million, respectively, while an increase in the fair value of the CLO’s note obligations resulted in net losses of $5.3 million and $22.4 million, respectively. The combined net gains of $3.2 million and net losses of $18.3 million for the three months ended April 30, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income of the consolidated CLO entity on the Company’s Consolidated Statements of Income for these periods.

During the six months ended April 30, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $15.9 million and $13.5 million, respectively, while an increase in the fair value of the CLO’s note obligations resulted in net losses of $7.9 million and $35.3 million, respectively. The combined net gains of $8.0 million and net losses of $21.7 million for the six months ended April 30, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income of the consolidated CLO entity on the Company’s Consolidated Statements of Income for these periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. The CLO entity may elect to reinvest any prepayments received on bank loans or other investments prior to April 2012. Any subsequent prepayments received must be used to pay down its note obligations.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income and as interest expense in other income (expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2012.

At April 30, 2012 and October 31, 2011, the following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets:

(in thousands)	April 30, 2012	October 31, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$27,236	$16,521
Bank loans and other investments	486,244	462,586
Other assets	5,887	2,715
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	485,646	477,699
Other liabilities	26,089	5,193
Appropriated retained earnings (deficit)	4,994	(3,867)
Total net interest in consolidated CLO entity	$2,638	$2,797

For the three months ended April 30, 2012 and 2011, the Company recorded net income of $4.7 million and net losses of $17.1 million, respectively, related to the consolidated CLO entity. A net gain of $3.9 million and a net loss of $18.0 million for three months ended April 30, 2012 and 2011, respectively, were included in net income (loss) attributable to non-controlling interests and other beneficial interests for those periods, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $0.8 million and $0.9 million related to the consolidated CLO entity for three months ended April 30, 2012 and 2011, respectively.

For the six months ended April 30, 2012 and 2011, the Company recorded net income of $10.5 million and net losses of $16.9 million, respectively, related to the consolidated CLO entity. A net gain of $8.9 million and a net loss of $18.6 million for the six months ended April 30, 2012 and 2011, respectively, were included in net income (loss) attributable to non-controlling interests and other beneficial interests for those periods, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $1.6 million and $1.7 million related to the consolidated CLO entity for the six months ended April 30, 2012 and 2011, respectively.

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

Parametric Risk Advisors had assets of $4.9 million on both April 30, 2012 and October 31, 2011, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and liabilities of $2.4 million and $2.5 million on April 30, 2012 and October 31, 2011, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs that are not consolidated

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.8 billion and $1.9 billion as of April 30, 2012 and October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company maintains an investment in one of these entities totaling $0.4 million and $0.3 million as of April 30, 2012 and October 31, 2011, respectively. Collateral management fees receivable for these three CLO entities totaled $2.0 million and $3.0 million on April 30, 2012 and October 31, 2011, respectively. In the first six months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in and collateral management fees receivable from the CLO entities as of April 30, 2012.

The Company’s investment in the CLO entity identified above is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from this entity is recorded as a component of gains and other investment income based upon projected investment yields.

Other Entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.8 billion and $9.6 billion as of April 30, 2012 and October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $4.3 million and $3.7 million on April 30, 2012 and October 31, 2011, respectively, and collateral management fees receivable totaling $0.5 million and $0.4 million on April 30, 2012 and October 31, 2011. In the first six months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of April 30, 2012.

The Company’s investments in privately offered equity funds are carried at fair value and included in investments in sponsored funds, which are disclosed as a component of investments in Note 5. These investments are classified as available-for-sale and the Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Acquisitions

Tax Advantaged Bond Strategies (“TABS”)

In December 2008, the Company acquired the TABS business of M.D. Sass Investors Services for cash and future consideration. During the second quarter of fiscal 2012, the Company made a contingent payment of $12.3 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2011. The payment increased goodwill by $12.3 million as the acquisition was completed prior to the change in accounting for contingent purchase price consideration. The Company will be obligated to make four additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

11. Intangible Assets

The following is a summary of intangible assets at April 30, 2012 and October 31, 2011:

April 30, 2012

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(54,715)	$55,612
Intellectual property acquired	1,000	(94)	906
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(54,809)	$63,226

October 31, 2011

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(50,749)	$59,578
Intellectual property acquired	1,000	(62)	938
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(50,811)	$67,224

Amortization expense was $2.0 million for both the three months ended April 30, 2012 and 2011 and $4.0 million and $3.9 million for the six months ended April 30, 2012 and 2011, respectively.

12. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
2008 Plan:
Stock options	$6,260	$7,661	$15,443	$17,209
Restricted shares	5,892	4,355	12,007	8,722
Phantom stock units	69	110	124	209
Employee Stock Purchase Plan	—	—	108	253
Incentive Plan – Stock Alternative	—	—	126	265
ACM Plan	232	160	463	320
PPA Plan	594	380	1,173	760
Total stock-based compensation expense	$13,047	$12,666	$29,444	$27,738

The total income tax benefit recognized for stock-based compensation arrangements was $4.0 million and $9.1 million for the three months ended April 30, 2012 and 2011, respectively, and $9.2 million and $14.0 million for the six months ended April 30, 2012 and 2011, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 16.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through April 30, 2012, 4.4 million restricted shares and options to purchase 11.6 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the six months ended April 30, 2012 and 2011 using the Black-Scholes option pricing model were as follows:

	2012	2011
Weighted-average grant date fair value of options granted	$6.68	$8.55
Assumptions:
Dividend yield	2.9% to 3.1%	2.2% to 2.4%
Volatility	36%	34%
Risk-free interest rate	1.5%	2.2% to 3.1%
Expected life of options	7.2 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the six months ended April 30, 2012 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,799	$26.50
Granted	3,093	25.06
Exercised	(497)	17.01
Forfeited/expired	(355)	30.50
Options outstanding, end of period	30,040	$26.46	4.9	$89,119
Options exercisable, end of period	20,484	$25.56	3.5	$78,932
Vested or expected to vest	29,658	$26.44	4.9	$88,711

The Company received $8.2 million and $22.6 million related to the exercise of options for the six months ended April 30, 2012 and 2011, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2012 and 2011 was $5.0 million and $15.6 million, respectively. The total fair value of options that vested during the six months ended April 30, 2012 was $29.7 million.

As of April 30, 2012, there was $40.6 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of April 30, 2012, there was $68.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the Company's restricted share activity for the six months ended April 30, 2012 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	2,482	$27.29
Granted	1,379	25.06
Vested	(464)	26.35
Forfeited/expired	(85)	27.46
Unvested, end of period	3,312	$26.49

Phantom Stock Units

In the six months ended April 30, 2012, 10,265 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of April 30, 2012, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.3 years.

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

In the first six months of fiscal 2012, the Company purchased and retired approximately 2.0 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 5.9 million additional shares may be repurchased under the current authorization.

14. Income Taxes

The provision for income taxes was $35.2 million and $41.3 million, or 35.9 percent and 44.0 percent of pre-tax income, for the three months ended April 30, 2012 and 2011, respectively. The provision for income taxes was $70.4 million and $75.9 million, or 35.8 percent and 40.7 percent of pre-tax income, for the six months ended April 30, 2012 and 2011, respectively. The provision for income taxes in the three and six months ended April 30, 2012 and 2011 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income recognized by the consolidated CLO entity and income attributed to other minority interests.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of April 30, 2012 or 2011.

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

15. Non-controlling and Other Beneficial Interests

Net (income) loss attributable to non-controlling and other beneficial interests totaled $(9.9) million and $8.7 million for the three months ended April 30, 2012 and 2011, respectively. Net (income) loss attributable to non-controlling and other beneficial interests totaled $(27.5) million and $(13.0) million for the six months ended April 30, 2012 and 2011, respectively.

The components of net (income) loss attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Consolidated funds	$(1,182)	$(3,323)	$(2,328)	$(4,659)
Majority-owned subsidiaries	(3,751)	(3,092)	(7,111)	(5,936)
Consolidated CLO entity	(3,870)	18,004	(8,861)	18,631
Non-controlling interest value adjustments(1)	(1,097)	(2,875)	(9,199)	(21,072)
Net (income) loss attributable to non-controlling and other beneficial interests	$(9,900)	$8,714	$(27,499)	$(13,036)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16. Earnings per Share

The following table provides a reconciliation of common shares used in the calculation of earnings per basic share and earnings per diluted share as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income allocated to:
Common shares	$51,346	$61,186	$97,349	$97,938
Participating restricted shares	1,524	1,293	2,792	2,076
Total net income attributable to Eaton Vance Corp. shareholders	$52,870	$62,479	$100,141	$100,014
Weighted-average shares outstanding – basic	112,418	116,413	112,541	116,540
Incremental common shares	3,463	5,879	2,783	5,627
Weighted-average shares outstanding – diluted	115,881	122,292	115,324	122,167
Earnings per common share attributable to Eaton Vance Corp. shareholders:
Basic	$0.46	$0.53	$0.87	$0.84
Diluted	$0.44	$0.50	$0.84	$0.80

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in earnings per diluted share. Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 14.5 million and 7.8 million for the three months ended April 30, 2012 and 2011, respectively and were approximately 15.1 million and 10.7 million for the six months ended April 30, 2012 and 2011, respectively.

17. Commitments and Contingencies

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company had invested $13.9 million of the total $15.0 million of committed capital at April 30, 2012. The Company believes the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of April 30, 2012, the Company has $36.3 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

18. Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three and six months ended April 30, 2012 and 2011 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Investment advisory and administrative fees	$188,669	$194,214	$372,153	$381,171
Distribution fees	20,298	23,502	40,775	47,925
Service fees	32,065	36,478	64,364	73,823
Shareholder services fees	630	667	1,227	1,185
Total	$241,662	$254,861	$478,519	$504,104

For the three months ended April 30, 2012 and 2011, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.1 million and $3.3 million, respectively. For the six months ended April 30, 2012 and 2011, the Company waived $4.5 million and $7.8 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the six months ended April 30, 2012 and 2011 are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Proceeds from sales	$32,804	$1,178	$40,006	$29,449
Net realized gains	61	85	124	552

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2012 and 2011, expenses of $4.3 million and $3.4 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2012 and 2011, expenses of $8.7 million and $6.6 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at April 30, 2012 and October 31, 2011 are receivables due from sponsored funds of $83.9 million and $82.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.2 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $4.2 million and $4.4 million at April 30, 2012 and October 31, 2011, respectively.

19. Non-operating income (expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2012 and 2011 were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2012	2011	2012	2011
Non-operating income (expense):
Interest and other income	$1,956	$3,720	$3,693	$5,783
Net gains on investments and derivatives	1,250	9,358	7,680	8,612
Net foreign currency losses	(410)	(586)	(400)	(583)
Gains and other investment income, net	2,796	12,492	10,973	13,812
Interest expense	(8,412)	(8,412)	(16,825)	(16,825)
Other income (expense) of consolidated CLO entity:
Interest income	5,668	5,356	11,212	10,576
Net gains (losses) on bank loans, other investments and note obligations	3,227	(18,340)	7,963	(21,725)
Gains (losses) and other investment income, net	8,895	(12,984)	19,175	(11,149)
Interest expense	(4,134)	(4,033)	(8,445)	(5,547)
Total non-operating income (expense)	$(855)	$(12,937)	$4,878	$(19,709)

20. Subsequent Events

In April 2012, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for approximately $17.0 million. The transaction settled on May 1, 2012 and increased the Company’s capital ownership interest from 94.8 percent to 96.6 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

The Company entered into a $300.0 million senior unsecured revolving credit facility on June 4, 2012, which replaces the Company's previous senior unsecured revolving credit facility. The new credit facility has a three-year term, expiring on June 4, 2015. Under the facility, the Company may borrow up to $300.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of April 30, 2012, we had $197.5 billion in assets under management.

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

Our revenue is derived primarily from investment advisory, administrative, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. Such fees are recognized over the period that we manage these assets. Our major expenses are employee compensation, distribution-related expenses, amortization of deferred sales commissions, facilities expense and information technology expense.

Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unamortized deferred sales commissions, goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. The first six months of fiscal 2012 was a period of generally favorable market action, as reflected by the 12 percent increase in the S&P 500 Index.

Average assets under management of $195.6 billion in the second quarter of fiscal 2012 decreased 1 percent from the $197.3 billion in the second quarter of fiscal 2011. Gross inflows were well diversified among investment mandates and were well balanced between funds and separate accounts. We continue to see modest pressure on our total effective fee rate due to a decline in distribution and service-fee related revenue, reflecting lower managed assets in fund share classes that are subject to those fees. Consistent with industry trends, our fund business continues to evolve from Class B and Class C shares, with distribution and service fees generally totaling 100 basis points on average daily assets, to Class I shares, with no distribution or service fees, and Class A shares, with distribution and service fees generally totaling 25 basis points of average daily assets. Although this share class trend has an adverse effect on our total effective fee rate, the net income impact is much smaller due to offsetting declines in distribution, service and deferred sales commission amortization expense.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Assets under Management

Assets under management of $197.5 billion on April 30, 2012 were 3 percent lower than the $203.0 billion reported a year earlier. Assets under management on April 30, 2012 included $114.0 billion in long-term funds, $40.9 billion in institutional separate accounts, $14.7 billion in high-net-worth separate accounts, $27.5 billion in retail managed accounts and $0.3 billion in cash management fund assets. Long-term fund net outflows of $5.4 billion over the last twelve months reflect gross inflows of $27.0 billion offset by outflows of $32.4 billion. Long-term fund net outflows include net reductions in fund leverage of $0.4 billion. Institutional separate account net inflows were $2.4 billion, high-net-worth separate account net inflows were $1.4 billion and retail managed account net inflows were $0.2 billion over the past twelve months. Net price declines in managed assets reduced managed assets by $3.2 billion over the last twelve months, while a decrease in cash management assets further reduced assets under management by $0.7 billion.

We report managed assets and flow data by investment mandate, using fund or separate account investment strategy as the primary driver. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments.

Ending Assets under Management by Investment Mandate(1)

	April 30,
(in millions)	2012	% of Total	2011	% of Total	% Change
Equity(2)	$114,903	58%	$122,740	60%	-6%
Fixed income	46,891	24%	43,066	21%	9%
Floating-rate income	24,847	13%	24,224	12%	3%
Alternative	10,506	5%	11,860	6%	-11%
Cash management	340	0%	1,071	1%	-68%
Total	$197,487	100%	$202,961	100%	-3%

(1)	Includes funds and separate accounts.
(2)	Includes balanced accounts holding income securities.

Equity assets under management included $29.6 billion and $33.0 billion of equity funds managed for after-tax returns on April 30, 2012 and 2011, respectively. Fixed income assets included $15.7 billion and $14.3 billion of tax-exempt municipal bond fund assets on April 30, 2012 and 2011, respectively.

Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Net inflows totaled $0.6 billion in the second quarter of fiscal 2012 compared to $2.9 billion in the second quarter of fiscal 2011. Long-term fund net outflows of $1.2 billion in the second quarter of fiscal 2012 reflect gross inflows of $6.6 billion, net of redemptions of $7.8 billion. Long-term fund net inflows of $2.2 billion in the second quarter of fiscal 2011 reflect gross inflows of $9.9 billion, net of redemptions of $7.7 billion. The net flows in the second quarter of fiscal 2012 and 2011 reflect a reduction in portfolio leverage in long-term funds of $0.4 billion and $0.3 billion, respectively.

Separate account net inflows totaled $1.7 billion in the second quarter of fiscal 2012, compared to $0.7 billion in the second quarter of fiscal 2011. Institutional separate account net inflows totaled $0.5 billion in the second quarter of fiscal 2012 compared to net outflows of $0.3 billion in the second quarter of fiscal 2011, reflecting gross inflows of $3.3 billion and $2.9 billion in the second quarter of fiscal 2012 and 2011, respectively, net of redemptions of $2.8 billion and $3.2 billion, respectively. High-net-worth separate account net inflows of $0.8 billion in the second quarter of fiscal 2012 compare to net inflows of $0.2 billion in the second quarter of fiscal 2011, reflecting gross inflows of $1.3 billion and $0.9 billion, respectively, net of redemptions of $0.5 billion and $0.7 billion, respectively. Retail managed separate account net inflows of $0.5 billion and $0.8 billion in the second quarter of fiscal 2012 and 2011, respectively, reflect gross inflows of $2.0 billion and $2.3 billion in the second quarter of fiscal 2012 and 2011, respectively, net of redemptions of $1.5 billion in both periods.

The following tables summarize our assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2012 and 2011:

Net Flows by Investment Mandate(1)

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
Equity assets – beginning of period(2)	$110,834	$114,722	-3%	$108,859	$107,500	1%
Sales/inflows	6,817	8,520	-20%	13,132	15,845	-17%
Redemptions/outflows	(7,897)	(7,400)	7%	(15,578)	(14,288)	9%
Net flows	(1,080)	1,120	NM (3)	(2,446)	1,557	NM
Assets acquired	—	352	NM	—	352	NM
Exchanges	(6)	27	NM	(6)	95	NM
Market value change	5,155	6,519	-21%	8,496	13,236	-36%
Equity assets – end of period	$114,903	$122,740	-6%	$114,903	$122,740	-6%
Fixed income assets – beginning of period	45,514	43,013	6%	43,708	46,119	-5%
Sales/inflows	3,626	2,572	41%	6,253	5,507	14%
Redemptions/outflows	(2,276)	(3,196)	-29%	(4,729)	(7,048)	-33%
Net flows	1,350	(624)	NM	1,524	(1,541)	NM
Exchanges	—	(55)	NM	40	(285)	NM
Market value change	27	732	-96%	1,619	(1,227)	NM
Fixed income assets – end of period	$46,891	$43,066	9%	$46,891	$43,066	9%
Floating-rate income assets – beginning of period	24,376	21,939	11%	24,322	20,003	22%
Sales/inflows	1,662	3,430	-52%	3,122	5,558	-44%
Redemptions/outflows	(1,451)	(1,416)	2%	(2,740)	(2,025)	35%
Net flows	211	2,014	-90%	382	3,533	-89%
Exchanges	27	61	-56%	19	179	-89%
Market value change	233	210	11%	124	509	-76%
Floating-rate income assets – end of period	$24,847	$24,224	3%	$24,847	$24,224	3%
Alternative assets – beginning of period	10,449	11,367	-8%	10,646	10,482	2%
Sales/inflows	1,121	1,439	-22%	2,215	3,252	-32%
Redemptions/outflows	(1,035)	(1,030)	1%	(2,226)	(2,034)	9%
Net flows	86	409	-79%	(11)	1,218	NM
Exchanges	(23)	(36)	-36%	(70)	(54)	30%
Market value change	(6)	120	NM	(59)	214	NM
Alternative assets – end of period	$10,506	$11,860	-11%	$10,506	$11,860	-11%
Long-term assets – beginning of period	191,173	191,041	0%	187,535	184,104	2%
Sales/inflows	13,226	15,961	-17%	24,722	30,162	-18%
Redemptions/outflows	(12,659)	(13,042)	-3%	(25,273)	(25,395)	0%
Net flows	567	2,919	-81%	(551)	4,767	NM
Assets acquired	—	352	NM	—	352	NM
Exchanges	(2)	(3)	-33%	(17)	(65)	-74%
Market value change	5,409	7,581	-29%	10,180	12,732	-20%
Total long-term assets – end of period	$197,147	$201,890	-2%	$197,147	$201,890	-2%
Cash management fund assets end of period	340	1,071	-68%	340	1,071	-68%
Total assets under management – end of period	$197,487	$202,961	-3%	$197,487	$202,961	-3%

(1)	Includes funds and separate accounts.
(2)	Includes balanced accounts holding income securities.
(3)	Not meaningful (“NM”)

Net Flows by Investment Vehicle

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
Long-term fund assets – beginning of period	$112,664	$116,730	-3%	$111,705	$113,978	-2%
Sales/inflows	6,648	9,912	-33%	13,553	19,547	-31%
Redemptions/outflows	(7,818)	(7,684)	2%	(15,930)	(15,967)	0%
Net flows	(1,170)	2,228	NM	(2,377)	3,580	NM
Exchanges	(2)	(3)	-33%	(16)	(68)	-76%
Market value change	2,537	3,931	-35%	4,717	5,396	-13%
Long-term fund assets - end of period	$114,029	$122,886	-7%	$114,029	$122,886	-7%
Institutional account assets – beginning of period	38,726	36,928	5%	38,003	34,593	10%
Sales/inflows	3,261	2,876	13%	5,085	5,060	0%
Redemptions/outflows	(2,794)	(3,144)	-11%	(5,009)	(4,857)	3%
Net flows	467	(268)	NM	76	203	-63%
Exchanges	40	(19)	NM	11	(18)	NM
Market value change	1,650	1,623	2%	2,793	3,486	-20%
Institutional account assets – end of period	$40,883	$38,264	7%	$40,883	$38,264	7%
High-net-worth asset – beginning of period	13,255	12,931	3%	13,256	11,883	12%
Sales/inflows	1,338	923	45%	2,359	1,721	37%
Redemptions/outflows	(534)	(732)	-27%	(1,086)	(1,374)	-21%
Net flows	804	191	321%	1,273	347	267%
Assets acquired	—	352	NM	—	352	NM
Exchanges	(42)	—	NM	(999)	(5)	NM
Market value change	687	775	-11%	1,174	1,672	-30%
High-net-worth assets – end of period	$14,704	$14,249	3%	$14,704	$14,249	3%
Retail managed account assets – beginning of period	26,528	24,452	8%	24,571	23,650	4%
Sales/inflows	1,979	2,250	-12%	3,725	3,834	-3%
Redemptions/outflows	(1,513)	(1,482)	2%	(3,248)	(3,197)	2%
Net flows	466	768	-39%	477	637	-25%
Exchanges	2	19	-89%	987	26	NM
Market value change	535	1,252	-57%	1,496	2,178	-31%
Retail managed account assets – end of period	$27,531	$26,491	4%	$27,531	$26,491	4%
Total long-term assets – beginning of period	191,173	191,041	0%	187,535	184,104	2%
Sales/inflows	13,226	15,961	-17%	24,722	30,162	-18%
Redemptions/outflows	(12,659)	(13,042)	-3%	(25,273)	(25,395)	0%
Net flows	567	2,919	-81%	(551)	4,767	NM
Assets acquired	—	352	NM	—	352	NM
Exchanges	(2)	(3)	-33%	(17)	(65)	-74%
Market value change	5,409	7,581	-29%	10,180	12,732	-20%
Total long-term assets – end of period	$197,147	$201,890	-2%	$197,147	$201,890	-2%
Cash management fund assets end of period	340	1,071	-68%	340	1,071	-68%
Total assets under management – end of period	$197,487	$202,961	-3%	$197,487	$202,961	-3%

Ending Assets Under Management by Asset Class

	April 30,
(in millions)	2012	% of Total	2011	% of Total	% Change
Open-end funds:
Class A	$32,232	16%	$39,012	19%	-17%
Class B	1,121	1%	1,635	1%	-31%
Class C	9,655	5%	10,505	5%	-8%
Class I	28,944	15%	29,434	15%	-2%
Class R	430	0%	527	0%	-18%
Other(1)	389	0%	597	0%	-35%
Total open-end funds	72,771	37%	81,710	40%	-11%
Private funds(2)	18,129	9%	17,829	9%	2%
Closed-end funds	23,469	12%	24,418	12%	-4%
Total fund assets	114,369	58%	123,957	61%	-8%
Institutional account assets	40,883	21%	38,264	19%	7%
High-net-worth account assets	14,704	7%	14,249	7%	3%
Retail managed account assets	27,531	14%	26,491	13%	4%
Total separate account assets	83,118	42%	79,004	39%	5%
Total	$197,487	100%	$202,961	100%	-3%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value. In the first quarter of fiscal 2012, we stopped offering spread-load commission (“Class B”) to new investors.

Fund assets represented 58 percent of total assets under management on April 30, 2012, down from 61 percent on April 30, 2011, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 42 percent of total assets under management on April 30, 2012 from 39 percent on April 30, 2011. Fund assets under management increased $2.0 billion, or 2 percent, from $112.4 billion on October 31, 2011, reflecting market appreciation of $4.7 billion, offset by net outflows of $2.4 billion and a decrease in cash management assets of $0.3 billion. Separate account assets under management increased $7.3 billion, or 10 percent, from $75.8 billion on October 31, 2011, reflecting annualized internal growth of 5 percent and market appreciation of $5.5 billion.

Average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Average Assets Under Management by Asset Class(1)

	Three Months Ended April 30,			Six Months Ended April 30,
(in millions)	2012	2011	% Change	2012	2011	% Change
Open-end funds:
Class A	$32,517	$38,254	-15%	$32,623	$37,981	-14%
Class B	1,175	1,672	-30%	1,205	1,728	-30%
Class C	9,654	10,393	-7%	9,579	10,361	-8%
Class I	28,718	27,502	4%	27,774	25,584	9%
Class R	435	512	-15%	440	494	-11%
Other(2)	525	576	-9%	558	578	-3%
Total open-end funds	73,024	78,909	-7%	72,179	76,726	-6%
Private funds(3)	18,157	17,721	2%	17,837	17,524	2%
Closed-end funds	23,384	23,996	-3%	23,045	23,860	-3%
Total fund assets	114,565	120,626	-5%	113,061	118,110	-4%
Institutional account assets	39,760	37,619	6%	38,648	36,491	6%
High-net-worth account assets	13,998	13,571	3%	13,402	12,945	4%
Retail managed account assets	27,244	25,442	7%	26,336	24,726	7%
Total separate account assets	81,002	76,632	6%	78,386	74,162	6%
Total	$195,567	$197,258	-1%	$191,447	$192,272	0%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity and bank loan funds and CLO entities.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2012 and 2011:

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands, except per share data)	2012	2011	% Change	2012	2011	% Change
Net income attributable to Eaton Vance Corp. shareholders	$52,870	$62,479	-15%	$100,141	$100,014	0%
Non-controlling interest value adjustment(1)	1,097	2,875	-62%	9,199	21,072	-56%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$53,967	$65,354	-17%	$109,340	$121,086	-10%
Earnings per diluted share	$0.44	$0.50	-12%	$0.84	$0.80	5%
Non-controlling interest value adjustment	0.01	0.02	-50%	0.08	0.17	-53%
Adjusted earnings per diluted share	$0.45	$0.52	-13%	$0.92	$0.97	-5%

(1)	Please see page 51, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustment referenced above.

We reported net income attributable to Eaton Vance Corp. shareholders of $52.9 million, or $0.44 per diluted share, in the second quarter of fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $62.5 million, or $0.50 per diluted share, in the second quarter of fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $54.0 million, or $0.45 per diluted share, in the second quarter of fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $65.4 million, or $0.52 per diluted share, in the second quarter of fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $10.8 million, or 3 percent, due to a decrease in our annualized effective fee rate to 62 basis points in the second quarter of fiscal 2012 from 64 basis points in the second quarter of fiscal 2011. The decrease in our effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $2.8 million, or 1 percent, reflecting lower distribution and service fee expense and reduced amortization of deferred sales commissions, offset by increases in compensation, fund-related and other expenses.
•	A $9.7 million decrease in gains and other investment income, reflecting a decrease in investment gains recognized on our seed capital separate accounts and a decrease in income earned by our consolidated funds. In addition, a $5.5 million gain was recognized in the second quarter of fiscal 2011 upon the sale of the Company’s equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management).
•	An increase in other income (expense) of the Company’s consolidated CLO entity of $21.8 million which can be attributed to an improvement in the performance of the consolidated CLO entity.
•	A decrease in income taxes of $6.2 million, or 15 percent, primarily reflecting the 4 percent increase in income before taxes quarter-over-quarter, partly offset by a decrease in the Company’s effective tax rate for the quarter. The decrease in the Company’s effective tax rate for the quarter can be attributed to the inclusion of consolidated CLO entity income attributable to other beneficial interest holders in the Company’s calculation of income before taxes that is not subject to tax in the Company’s provision.

•	A decrease in equity in net income (loss) of affiliates of $1.2 million, primarily reflecting a reduction in the net income of a private equity partnership in which the Company invests.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $18.6 million, primarily reflecting the decrease in net losses incurred by the Company’s consolidated CLO entity in the second quarter of fiscal 2012 that are borne by other beneficial interest holders. Also reflected is a decrease in the annual adjustment made to the estimated redemption value of non-controlling interest in our majority-owned subsidiary Parametric Risk Advisors LLC (“Parametric Risk Advisors”) and a decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding decreased by 6.4 million shares, or 5 percent, primarily reflecting a decrease in both the number of weighted average shares outstanding and in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $100.1 million, or $0.84 per diluted share, in the first six months of fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $100.0 million, or $0.80 per diluted share, in the first six months of fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $109.3 million, or $0.92 adjusted earnings per diluted share, in the first six months of fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $121.1 million, or $0.97 adjusted earnings per diluted share, in the first six months of fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $23.9 million, or 4 percent, primarily due to a decrease in our annualized effective fee rate to 62 basis points in first six months of fiscal 2012 from 65 basis points in the first six months of fiscal 2011. The decrease in our annualized effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $9.3 million, or 2 percent, reflecting lower distribution and service fee expense and reduced amortization of deferred sales commissions, partly offset by increases in fund-related and other expenses.
•	A decrease of $2.8 million or 21 percent in gains and other investment income primarily due to a decrease in income earned by our consolidated funds.
•	An increase in other income (expense) of the Company’s consolidated CLO entity of $27.4 million, reflecting a decrease in losses incurred by the entity in the first six months of fiscal 2012 as a result of changes in the fair market value of the note obligations issued by the entity to beneficial interest holders partially offset by an increase in interest distributions to subordinated note holders of the entity.
•	A decrease in income taxes of $5.5 million, or 7 percent, reflecting a decrease in the Company’s effective tax rate period-over-period, partly offset by a 5 percent increase in income before taxes. The decrease in the Company’s effective tax rate period-over-period can be attributed to the increase in consolidated CLO entity income attributable to other beneficial interest holders in the Company’s calculation of income before taxes in the first six months of fiscal 2012.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $14.5 million, primarily reflecting an increase in the net gains incurred by the Company’s consolidated CLO entity that are borne by other beneficial interest holders, partially offset by a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding decreased by 6.8 million shares, or 6 percent, primarily reflecting a decrease in both the number of weighted average shares outstanding and the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 62 basis points in both the second quarter and first six months of fiscal 2012 compared to 64 basis points and 65 basis points in the second quarter and first six months of fiscal 2011, respectively. The decrease in our average overall effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in separate account assets under management as a percentage of total average assets under management.

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Investment advisory and administrative fees	$248,888	$251,670	-1%	$488,340	$494,404	-1%
Distribution and underwriter fees	22,551	26,141	-14%	45,066	53,468	-16%
Service fees	32,065	36,478	-12%	64,364	73,823	-13%
Other revenue	1,266	1,324	-4%	2,606	2,532	3%
Total revenue	$304,770	$315,613	-3%	$600,376	$624,227	-4%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 82 percent and 81 percent of total revenue in the second quarter and first six months of fiscal 2012, respectively, compared to 80 percent and 79 percent in the second quarter and first six months of fiscal 2011, respectively.

The decrease in investment advisory and administrative fees of 1 percent, or $2.8 million, in the second quarter of fiscal 2012 from the same period a year earlier can be primarily attributed to a shift in product mix. Fund assets, which had an average effective fee rate of 66 basis points and 64 basis points in the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively, decreased to 58 percent of total assets under management on April 30, 2012 from 61 percent of total assets under management on April 30, 2011, while separately managed account assets, which had an average effective fee rate of 30 basis points in both the second quarter of fiscal 2012 and 2011, increased to 42 percent of total assets under management on April 30, 2012 from 39 percent of total assets under management on April 30, 2011.

The decrease in investment advisory and administrative fees of 1 percent, or $6.1 million, in the first six months of fiscal 2012 over the same period a year earlier can be primarily attributed to the shift in product mix discussed above.

Distribution and underwriter fees

Distribution plan payments, which are made under contractual agreements with our sponsored funds, are calculated as a percentage of average assets under management in certain share classes of our mutual funds, as well as certain private funds. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and for certain categories of investors. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares sold with and without sales charges.

Distribution plan payments decreased 14 percent, or $3.2 million, to $20.3 million in the second quarter of fiscal 2012 from the same period a year earlier, reflecting decreases in average Class A, Class B, Class C, Class R and certain private equity fund assets subject to distribution fees. Class A share distribution fees decreased by 14 percent to $0.2 million, reflecting a decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 47 percent, or $1.8 million, to $1.9 million, reflecting a decrease in average Class B share assets under management. Class B shares were closed to new investment in the first quarter of fiscal 2012. Class C share distribution fees decreased by 7 percent, or $1.2 million, to $16.9 million, reflecting a decrease in average Class C share assets under management. Class R share distribution fees decreased by 20 percent, or $0.1 million, to $0.2 million, reflecting a decrease in average Class R share assets under management. Private fund distribution fees decreased by 14 percent to $1.1 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $2.3 million in the second quarter of fiscal 2012, a decrease of 15 percent, or $0.4 million, from the same period a year earlier, primarily reflecting a decrease of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments decreased 15 percent, or $7.2 million, to $40.8 million in the first six months of fiscal 2012 from the same period a year earlier, reflecting decreases in average Class A, Class B, Class C, Class R and certain private equity fund assets subject to distribution fees. Class A share distribution fees decreased by 9 percent to $0.3 million, reflecting a decrease in average Class A share assets under management on which distribution fees are paid. Class B share distribution fees decreased by 48 percent, or $3.7 million, to $4.0 million, reflecting a decrease in average Class B share assets under management. Class C share distribution fees decreased by 8 percent, or $2.9 million, to $33.9 million, reflecting a decrease in average Class C share assets under management. Class R share distribution fees decreased by 16 percent, or $0.1 million, to $0.5 million, reflecting a decrease in average Class R share assets under management subject to distribution fees. Private fund distribution fees decreased by 16 percent, or $0.4 million, to $2.1 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $4.3 million in the first six months of fiscal 2012, a decrease of 23 percent, or $1.3 million, from the same period a year earlier, primarily reflecting a decrease of $0.5 million in underwriter fees received on sales of Class A shares and a decrease of $0.7 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue decreased 12 percent, or $4.4 million, to $32.1 million in the second quarter of fiscal 2012 from the same period a year earlier, primarily reflecting a 12 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue decreased 13 percent, or $9.5 million, to $64.4 million in the first six months of fiscal 2012 from the same period a year earlier, primarily reflecting a 12 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of shareholder service fees, miscellaneous dealer income, custody fees and sublease income decreased by $0.1 million in the second quarter of fiscal 2012 from the same period a year ago, primarily reflecting decreases in shareholder service fees and sublease income.

Other revenue increased by $0.1 million in the first six months of fiscal 2012 from the same period a year ago, primarily reflecting an increase in shareholder service fees.

Expenses

Operating expenses decreased by 1 percent, or $2.8 million, in the second quarter of fiscal 2012 from the same period a year earlier and by 2 percent, or $9.3 million, in the first six months of fiscal 2012 from the same period a year earlier, reflecting lower distribution and service fee expense and reduced amortization of deferred sales commissions, offset by increases in compensation, fund-related and other expenses as more fully described below.

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and related costs:
Cash compensation	$84,519	$84,491	0%	$164,805	$166,469	-1%
Stock-based compensation	13,047	12,666	3%	29,444	27,738	6%
Total compensation and related costs	97,566	97,157	0%	194,249	194,207	0%
Distribution expense	32,960	33,657	-2%	65,288	66,354	-2%
Service fee expense	28,088	30,780	-9%	56,761	62,109	-9%
Amortization of deferred sales commissions	5,533	9,643	-43%	11,353	19,993	-43%
Fund expenses	6,590	5,017	31%	13,241	9,561	38%
Other expenses	35,222	32,547	8%	67,853	65,846	3%
Total expenses	$205,959	$208,801	-1%	$408,745	$418,070	-2%

Compensation and related costs

Compensation expense increased by $0.4 million in the second quarter of fiscal 2012 from the same quarter a year earlier, reflecting increases in base salaries and employee benefits, stock-based compensation and other compensation, offset by a decrease in sales-based and revenue-based incentives. Base compensation and employee benefits increased by 5 percent, or $2.1 million, primarily reflecting increases in base compensation associated with higher headcount, annual merit increases and increases in the cost of employee benefits and payroll taxes. Stock-based compensation increased by 3 percent, or $0.4 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2012. Sales and revenue-based incentives decreased by 19 percent, or $3.1 million, primarily reflecting a decrease in gross long-term sales, which drive sales-based incentives. Other compensation increased by 113 percent, or $1.1 million, primarily reflecting higher severance costs.

Compensation expense was substantially unchanged in the first six months of fiscal 2012 from the same period a year earlier, reflecting increases in base salaries and employee benefits, stock-based compensation and other compensation offset by a decrease in sales and revenue-based incentives. Base salaries and employee benefits increased by 6 percent, or $4.7 million, primarily reflecting increases in base salaries associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in base compensation. Stock-based compensation increased by 6 percent, or $1.7 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2012. Sales and revenue-based incentives decreased by 26 percent, or $7.9 million, reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates and a decrease in gross long-term sales. Other compensation increased by 79 percent, or $1.5 million, primarily reflecting an increase in severance costs.

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

Distribution expense decreased by 2 percent in the second quarter of fiscal 2012 from the same quarter a year earlier. Class A share commissions decreased by 8 percent, or $0.1 million, to $1.5 million, reflecting a decrease in certain Class A sales on which we pay a commission. Marketing expenses associated with intermediary marketing support payments to our distribution partners decreased by 4 percent, or $0.5 million, to $10.2 million in the second quarter of fiscal 2012 over the same period a year earlier, reflecting the overall decrease in sales and average managed assets that are subject to these arrangements. Closed-end fund dealer compensation payments decreased by 1 percent to $4.2 million in the second quarter of fiscal 2012, reflecting a decrease in average assets under management subject to those arrangements. Other distribution expenses decreased by 27 percent to $3.2 million in the second quarter of fiscal 2012, reflecting a decrease in discretionary marketing and other promotional expenses. Class C share distribution fees increased by 9 percent, or $1.1 million, to $13.8 million in the second quarter of fiscal 2012, reflecting an increase in Class C share assets held more than one year on which these fees are paid.

Distribution expense decreased by 2 percent, or $1.1 million, to $65.3 million in the first six months of fiscal 2012 from the same period a year earlier, primarily reflecting decreases in marketing expenses associated with intermediary marketing support payments, Class A share commissions, compensation arrangements associated with our closed-end funds and other marketing expenses, partially offset by an increase in Class C share distribution fees. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners decreased by 8 percent, or $1.7 million, to $18.7 million in the first six months of fiscal 2012 from the same period a year earlier, reflecting the overall decrease in sales and average managed assets that are subject to these arrangements. Compensation arrangements associated with our closed-end funds decreased by 3 percent, or $0.2 million, to $8.4 million in the first six months of fiscal 2012, reflecting a decrease in closed-end fund assets subject to those arrangements. Other distribution expenses decreased by 11 percent, or $0.9 million, to $7.9 million in the first six months of fiscal 2012, primarily reflecting a decrease in discretionary marketing and other promotional expenses. Class A share commissions decreased by 15 percent, or $0.5 million, to $2.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Class C share distribution fees increased by 9 percent, or $2.3 million, to $27.4 million in the first six months of fiscal 2012, reflecting an increase in Class C share assets held more than one year on which these fees are paid.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense decreased by 9 percent, or $2.7 million, in the second quarter of fiscal 2012 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased by 9 percent, or $5.3 million, in the first six months of fiscal 2012 from the same period a year earlier, also reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class B shares, Class C shares and certain private funds. Amortization expense decreased 43 percent in the second quarter of fiscal 2012 from the same period a year earlier, reflecting a decrease in average Class C share and privately offered fund deferred sales commissions, partially offset by an increase in average B share deferred sales commissions. In the second quarter of fiscal 2012, 30 percent of total amortization related to Class B shares, 55 percent to Class C shares and 15 percent to privately offered equity funds. In the second quarter of fiscal 2011, 18 percent of total amortization related to Class B shares, 69 percent to Class C shares and 13 percent to privately offered equity funds.

Amortization expense decreased 43 percent in the first six months of fiscal 2012 compared to the same period a year earlier, reflecting a decrease in average Class B share, Class C share and privately offered fund deferred sales commissions.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses increased 31 percent, or $1.6 million, in the second quarter of fiscal 2012 over the same period a year earlier and by 38 percent, or $3.7 million, in the first six months of fiscal 2012 over the same period a year earlier. The increases noted in both periods reflect the conversion of Lloyd George Management from an advisor to a subadvisor of certain funds sponsored by the Company, an increase in subsidies we provide to startup and other small funds to enhance their cost competitiveness and an increase in non-advisory expenses we bear on certain funds for which we are paid an all-in management fee.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 8 percent, or $2.7 million, in the second quarter of fiscal 2012 from the same period a year earlier, primarily reflecting increases in facilities-related expenses of $0.4 million, information technology expense of $1.3 million, professional services of $1.3 million, communications expense of $0.1 million, partially offset by decreases in other corporate expenses of $0.1 million and travel expense of $0.4 million. The increase in facilities-related expenses can be attributed to an increase in building expenses. The increase in information technology expense can be attributed to an increase in system maintenance and repairs reflecting an on-going investment in systems and platforms to support the Company’s growth. The increase in professional services can be attributed to an increase in legal expenses related to various corporate initiatives, while the increase in communications expense can be primarily attributed to an increase in telephone and cable expense. The decrease in other corporate expenses reflects decreases in other general corporate expenses, including other corporate taxes. The decrease in travel expense can be attributed to a decrease in general travel accruals.

Other expenses increased by 3 percent, or $2.0 million, in the first six months of fiscal 2012 from the same period a year earlier, primarily reflecting increases in facilities-related expenses of $0.5 million, information technology expense of $0.6 million, professional services of $0.9 million, and other corporate expenses of $0.4 million offset by decreases in travel expense of $0.2 million and communications expense of $0.1 million. The increase in facilities-related expenses can be attributed to an increase in building expenses and general depreciation expense. The increase in information technology expense can be attributed to an increase in data services and system maintenance and repairs reflecting an on-going investment in systems and platforms to support the Company’s growth. The increase in professional services can be attributed to an increase in legal expenses related to various corporate initiatives. The increase in other corporate expenses reflects increases in general corporate bank fees. The decrease in travel expense can be attributed to a decrease in general travel accruals. The decrease in communications expense can be primarily attributed to a decrease in telephone and cable expense.

Non-operating Income (Expense)

	Three Months Ended April 30,			Six Months Ended April 30,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Gains and other investment income, net	$2,796	$12,492	-78%	$10,973	$13,812	-21%
Interest expense	(8,412)	(8,412)	0%	(16,825)	(16,825)	0%
Other income (expense) of consolidated CLO entity:
Gains (losses) and other investment income, net	8,895	(12,984)	NM	19,175	(11,149)	NM
Interest expense	(4,134)	(4,033)	3%	(8,445)	(5,547)	52%
Total non-operating income (expense)	$(855)	$(12,937)	-93%	$4,878	$(19,709)	NM

Gains and other investment income decreased 78 percent and 21 percent in the second quarter and first six months of fiscal 2012, respectively, compared to the same periods a year ago, reflecting a decrease in interest and dividend income earned by our consolidated funds and a decrease in investment gains recognized on our seed capital investments. In the first six months of fiscal 2012, we recognized $2.4 million of investment gains related to the April 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the first quarter of fiscal 2012. We recognized a $5.5 million gain upon the sale of the Company’s equity investment in Lloyd George Management in the second quarter of fiscal 2011.

Interest expense was flat year-over-year for both the three-and-six month periods, reflecting constant levels of interest accrued on our fixed-rate senior notes.

Net income of our consolidated CLO entity totaled $4.7 million and $10.5 million in the second quarter and first six months of fiscal 2012, respectively, representing $4.8 million and $10.7 million of other income partly offset by $0.1 million and $0.2 million of other operating expenses, respectively. Approximately $3.9 million and $8.9 million of the total $4.8 million and $10.7 million consolidated CLO entity net income was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interest in the net income of the entity. The remaining $0.8 million and $1.6 million for the second quarter and first six months of fiscal 2012, respectively, was included in net income attributable to Eaton

Vance Corp. shareholders, representing the Company’s proportionate interest in the net income of the entity and management fees earned.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income (loss) of affiliates was 35.9 percent and 35.8 percent in the second quarter and first six months of fiscal 2012, respectively, compared to 44.0 percent and 40.7 percent in the second quarter and first six months of fiscal 2011. The decrease in our overall effective tax rate in the second quarter and first six months of fiscal 2012 from the same period a year ago can be primarily attributed to the inclusion of consolidated CLO entity income attributable to other beneficial interest holders in the calculation of the Company’s income taxes that is not subject to tax.

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

Equity in Net Income (Loss) of Affiliates, Net of Tax

Equity in net income (loss) of affiliates, net of tax, for the second quarter of fiscal 2012 primarily reflects our 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor, notably Eaton Vance Diversified Currency Income Fund. Equity in net income (loss) of affiliates, net of tax, decreased by $1.2 million and $1.0 million, respectively, in the second quarter and first six months of fiscal 2012 over the same periods a year earlier, due to a decrease in the net income of the private equity partnership, a decrease in the number of sponsored funds in which we maintain equity investments and the sale of our equity interest in Lloyd George Management in the second quarter of fiscal 2011.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests increased by $18.6 million in the second quarter of fiscal 2012 from the same period a year earlier, reflecting a $21.9 million increase in net income attributable to other beneficial interest holders in the Company’s consolidated CLO entity and a $0.7 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries, partly offset by a $1.8 million decrease in non-controlling interest value adjustments related to our majority-owned subsidiaries and a $2.1 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds. Non-controlling interest value adjustments of $1.1 million and $2.9 million in the second quarter of fiscal 2012 and 2011, respectively, primarily reflect the growth of Parametric Risk Advisors over the twelve-month periods ended April 30, 2012 and 2011, respectively.

Net income attributable to non-controlling and other beneficial interests increased by $14.5 million in the first six months of fiscal 2012 from the same period a year earlier, reflecting a $27.5 million increase in net income attributable to other beneficial interest holders in the Company’s consolidated CLO entity and a $1.2 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries offset by an $11.9 million decrease in non-controlling interest value adjustments related to our majority-owned subsidiaries primarily related to Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors, and a $2.3 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

In the first six months of fiscal 2012, the non-controlling interest value adjustments related to Parametric Portfolio Associates and Parametric Risk Advisors totaled $7.9 million and $1.5 million, respectively, compared to adjustments of $19.1 million and $2.4 million, respectively, in the first six months of fiscal 2011.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management Company LLC (“Atlanta Capital Management”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on April 30, 2012 and October 31, 2011 and for the six months ended April 30, 2012 and 2011.

Balance Sheet and Cash Flow Data

(in thousands)	April 30, 2012	October 31, 2011
Balance sheet data:
Assets:
Cash and cash equivalents	$514,668	$510,913
Investment advisory fees and other receivables	129,011	130,525
Total liquid assets	$643,679	$641,438
Investments	$295,862	$287,735
Liabilities:
Debt	$500,000	$500,000

	Six Months Ended April 30,
(in thousands)	2012	2011
Cash flow data:
Operating cash flows	$48,358	$52,489
Investing cash flows	18,902	60,878
Financing cash flows	(63,599)	16,266

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 46 percent and 48 percent of total assets attributable to Eaton Vance Corp. shareholders on April 30, 2012 and October 31, 2011, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $2.2 million increase in liquid assets in the first six months of fiscal 2012 primarily reflects net cash provided by operating activities of $48.4 million, net proceeds from the sale of available-for-sale securities of $41.1 million, net inflows into consolidated funds from non-controlling interest holders of $18.7 million and proceeds from the issuance of Non-Voting Common Stock of $11.7 million partly offset by the payment of $44.0 million of dividends to shareholders, the repurchase of $51.7 million of Non-Voting Common Stock, the purchase of $2.5 million of equipment and leasehold improvements, and $12.3 million in contingent payments to the sellers of Tax Advantaged Bond Strategies (“TABS”) in the second quarter of fiscal of fiscal 2012.

On April 30, 2012, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due in 2017. We also maintain a $200.0 million revolving credit facility with several banks that expires on August 13, 2012. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On April 30, 2012, we had no borrowings under our revolving credit facility. We were in compliance with all debt covenants as of April 30, 2012.

We entered into a $300.0 million senior unsecured revolving credit facility on June 4, 2012, which replaces our previous senior unsecured revolving credit facility. The new credit facility has a three-year term, expiring on June 4, 2015. Under the facility, we may borrow up to $300.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires us to pay an annual commitment fee on any unused portion.

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

Recoverability of our Investments

Our $295.9 million of investments as of April 30, 2012 consisted primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at April 30, 2012.

We test our investments in affiliates and goodwill in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2012 that would indicate that an impairment loss exists at April 30, 2012.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2012 that would indicate that an impairment loss exists at April 30, 2012.

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

Cash provided by operating activities totaled $48.4 million in the first six months of fiscal 2012, a decrease of $4.1 million from $52.5 million of cash provided by operating activities in the first six months of fiscal 2011. The decrease in net cash provided by operating activities year-over-year primarily reflects the receipt of a federal income tax refund of $85.0 million in the first six months of fiscal 2011 associated with the change in tax accounting for certain closed-end fund distribution expenses, partly offset by a net increase of $80.9 million related to timing differences in the cash settlement of other assets and liabilities.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $18.9 million in the first six months of fiscal 2012 compared to $60.9 million in the first six months of fiscal 2011. The decrease in cash provided by investing activities year-

over-year can be primarily attributed to a decrease in net proceeds received in conjunction with the net purchases and sales of available-for-sale investments in the first six months of fiscal 2012.

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

Cash used for financing activities totaled $63.6 million in the first six months of fiscal 2012 compared to cash provided by financing activities of $16.3 million in the first six months 2011. In the first six months of fiscal 2012, we repurchased and retired approximately 2.0 million shares of our Non-Voting Common Stock for $51.7 million under our authorized repurchase programs and issued 1.9 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $11.7 million. We have authorization to purchase an additional 5.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.38 in the first six months of fiscal 2012, compared to $0.36 in the first six months of fiscal 2011. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

The following table details our future contractual obligations as of April 30, 2012:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$404	$20	$41	$38	$305
Senior notes	500	—	—	—	500
Interest payment on senior notes	179	33	65	65	16
Payments to non-controlling interest holders of majority-owned subsidiaries	17	17	—	—	—
Investment in private equity partnership	1	—	1	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,111	$70	$117	$103	$821
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	29	4	8	9	8
Total contractual obligations of consolidated CLO	$529	$4	$8	$9	$508

(1)	Minimum payments have not been reduced by minimum sublease rentals of $3.9 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. As of April 30, 2012, we had invested $13.9 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our balance sheet as of April 30, 2012. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $134.5 million on April 30, 2012 compared to $100.8 million on October 31, 2011.

In conjunction with its acquisition of the TABS business in December 2008, the Company is obligated to make four further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2012, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company made a contingent payment equal to approximately $12.3 million in the second quarter of fiscal 2012.

In April 2012, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for $17.0 million. The transaction, which is included in the table above, increased our ownership interest from 94.8 percent to 96.6 percent when the payment was made in May. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2012:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2012 through February 29, 2012	206,112	$28.17	206,112	6,346,401
March 1, 2012 through March 31, 2012	150,000	$28.69	150,000	6,196,401
April 1, 2012 through April 30, 2012	252,004	$26.82	252,004	5,944,397
Total	608,116	$27.74	608,116	5,944,397

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: June 6, 2012

/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)