Form 10-Q
period 2012-07-31
EATON VANCE CORP
filed 2012-09-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended July 31, 2012
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

Shares outstanding as of July 31, 2012:
    Voting Common Stock — 413,167 shares
    Non-Voting Common Stock – 114,776,913 shares

Eaton Vance Corp.
Form 10-Q
As of July 31, 2012 and for the
Three and Nine Month Periods Ended July 31, 2012

Part I — Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited)

(in thousands)	July 31, 2012	October 31, 2011
Assets
Cash and cash equivalents	$600,182	$510,913
Investment advisory fees and other receivables	127,303	130,525
Investments	285,986	287,735
Assets of consolidated collateralized loan obligation (“CLO”) entity:
Cash and cash equivalents	33,380	16,521
Bank loans and other investments	458,392	462,586
Other assets	1,150	2,715
Deferred sales commissions	20,370	27,884
Deferred income taxes	47,858	41,343
Equipment and leasehold improvements, net	57,732	67,227
Intangible assets, net	61,227	67,224
Goodwill	154,636	142,302
Other assets	75,562	74,325
Total assets	$1,923,778	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)

(in thousands, except share figures)	July 31, 2012	October 31, 2011
Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$110,070	$137,431
Accounts payable and accrued expenses	57,143	51,333
Dividend payable	21,875	21,959
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	477,096	477,699
Other liabilities	822	5,193
Other liabilities	91,077	75,557
Total liabilities	1,258,083	1,269,172
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	113,080	100,824
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 413,167 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 114,776,913 and 115,223,827 shares, respectively	448	450
Notes receivable from stock option exercises	(3,888)	(4,441)
Accumulated other comprehensive income	2,630	1,340
Appropriated retained earnings (deficit)	12,485	(3,867)
Retained earnings	540,047	466,931
Total Eaton Vance Corp. shareholders' equity	551,724	460,415
Non-redeemable non-controlling interests	891	889
Total permanent equity	552,615	461,304
Total liabilities, temporary equity and permanent equity	$1,923,778	$1,831,300

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands, except per share figures)	2012	2011	2012	2011
Revenue:
Investment advisory and administrative fees	$244,655	$262,067	$732,995	$756,471
Distribution and underwriter fees	22,066	26,432	67,132	79,900
Service fees	30,760	37,426	95,124	111,249
Other revenue	1,290	1,131	3,896	3,663
Total revenue	298,771	327,056	899,147	951,283
Expenses:
Compensation and related costs	94,700	94,713	288,949	288,920
Distribution expense	32,670	33,733	97,958	100,087
Service fee expense	28,165	32,222	84,926	94,331
Amortization of deferred sales commissions	4,593	8,503	15,946	28,496
Fund expenses	7,205	8,099	20,446	17,660
Other expenses	36,422	34,359	104,275	100,205
Total expenses	203,755	211,629	612,500	629,699
Operating income	95,016	115,427	286,647	321,584
Non-operating income (expense):
Gains and other investment income, net	1,927	7,594	12,900	21,406
Interest expense	(8,525)	(8,414)	(25,350)	(25,239)
Other income (expense) of consolidated CLO entity:
Gains (losses) and other investment income, net	12,872	1,454	32,047	(9,695)
Interest expense	(4,399)	(3,999)	(12,844)	(9,546)
Total non-operating income (expense)	1,875	(3,365)	6,753	(23,074)
Income before income taxes and equity in net income of affiliates	96,891	112,062	293,400	298,510
Income taxes	(34,379)	(43,320)	(104,730)	(119,179)
Equity in net income of affiliates, net of tax	175	194	1,657	2,655
Net income	62,687	68,936	190,327	181,986
Net income attributable to non-controlling and other beneficial interests	(12,481)	(868)	(39,980)	(13,904)
Net income attributable to Eaton Vance Corp. shareholders	$50,206	$68,068	$150,347	$168,082
Earnings per share:
Basic	$0.44	$0.58	$1.30	$1.42
Diluted	$0.43	$0.55	$1.27	$1.35
Weighted average shares outstanding:
Basic	112,110	115,574	112,354	116,191
Diluted	114,591	120,543	115,031	121,566
Dividends declared per share	$0.19	$0.18	$0.57	$0.54

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Net income	$62,687	$68,936	$190,327	$181,986
Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $39, $40, $118 and $119, respectively	73	72	217	216
Unrealized holding (losses) gains on available-for-sale investments, net of income taxes of $95, $594, $(932) and $(1,006), respectively	(156)	(969)	1,526	1,599
Foreign currency translation adjustments, net of income taxes of $233, $50, $252 and $(128), respectively	(384)	(81)	(453)	257
Other comprehensive income (loss), net of tax	(467)	(978)	1,290	2,072
Total comprehensive income	62,220	67,958	191,617	184,058
Comprehensive income attributable to non-controlling and other beneficial interests	(12,481)	(868)	(39,980)	(13,904)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$49,739	$67,090	$151,637	$170,154

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders’ Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings (Deficit)	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2011	$2	$450	$—	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	—	—	—	—	—	16,352	150,347	2,747	169,446	20,881
Other comprehensive income	—	—	—	—	1,290	—	—	—	1,290	—
Dividends declared	—	—	—	—	—	—	(65,867)	—	(65,867)	—
Issuance of Voting Common Stock	—	—	56	—	—	—	—	—	56	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	4	17,328	(211)	—	—	—	—	17,121	—
Under employee stock purchase plan	—	1	3,653	—	—	—	—	—	3,654	—
Under employee incentive plan	—	—	2,068	—	—	—	—	—	2,068	—
Under restricted stock plan, net of forfeitures	—	5	—	—	—	—	—	—	5	—
Stock-based compensation	—	—	42,819	—	—	—	—	—	42,819	—
Tax benefit of stock option exercises	—	—	2,228	—	—	—	—	—	2,228	—
Repurchase of Non-Voting Common Stock	—	(12)	(65,210)	—	—	—	(11,364)	—	(76,586)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	764	—	—	—	—	764	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(2,613)	(2,613)	29,751
Deconsolidation	—	—	—	—	—	—	—	—	—	(21,586)
Reclass to temporary equity	—	—	—	—	—	—	—	(132)	(132)	132
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	(19,864)
Other changes in non-controlling interests	—	—	(2,942)	—	—	—	—	—	(2,942)	2,942
Balance, July 31, 2012	$2	$448	$—	$(3,888)	$2,630	$12,485	$540,047	$891	$552,615	$113,080

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non-Redeemable Non-Controlling Interests	Total Permanent Equity	Redeemable Non-Controlling Interests
Balance, November 1, 2010	$2	$461	$50,225	$(3,158)	$(435)	$—	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	30,666	1,665	—	32,331	—
Net income	—	—	—	—	—	(22,128)	168,082	1,962	147,916	34,070
Other comprehensive income	—	—	—	—	2,072	—	—	—	2,072	—
Dividends declared	—	—	—	—	—	—	(63,921)	—	(63,921)	—
Issuance of Non-Voting Common Stock:
On exercise of stock options	—	6	29,664	(602)	—	—	—	—	29,068	—
Under employee stock purchase plan	—	1	3,766	—	—	—	—	—	3,767	—
Under employee incentive plan	—	—	3,655	—	—	—	—	—	3,655	—
Under restricted stock plan, net of forfeitures	—	4	—	—	—	—	—	—	4	—
Stock-based compensation	—	—	40,184	—	—	—	—	—	40,184	—
Tax benefit of stock option exercises	—	—	4,336	—	—	—	—	—	4,336	—
Repurchase of Non-Voting Common Stock	—	(15)	(118,857)	—	—	—	—	—	(118,872)	—
Principal repayments on notes receivable from stock option exercises	—	—	—	839	—	—	—	—	839	—
Net subscriptions (redemptions/distributions) of non-controlling interest holders	—	—	—	—	—	—	—	(1,630)	(1,630)	114,081
Deconsolidation	—	—	—	—	—	—	—	—	—	(120,260)
Reclass to temporary equity	—	—	—	—	—	—	—	(66)	(66)	66
Purchase of non-controlling interests	—	—	—	—	—	—	—	—	—	(6,611)
Other changes in non-controlling interests	—	—	(860)	—	—	—	—	—	(860)	860
Balance, July 31, 2011	$2	$457	$12,113	$(2,921)	$1,637	$8,538	$469,016	$836	$489,678	$89,225

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended July 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities:
Net income	$190,327	$181,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,007	18,539
Amortization of deferred sales commissions	15,973	28,457
Stock-based compensation	42,819	40,184
Deferred income taxes	(7,315)	68,022
Net gains on investments and derivatives	(7,786)	(14,481)
Equity in net income of affiliates	(2,642)	(4,273)
Dividends received from affiliates	11,117	1,592
Consolidated CLO entity operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(15,366)	25,539
Amortization of investments	(790)	(984)
Net decrease in other assets and liabilities, including cash	(19,655)	(11,953)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	3,469	(7,867)
Investments in trading securities	(72,400)	(173,322)
Deferred sales commissions	(8,462)	(13,739)
Other assets	(169)	(19,935)
Accrued compensation	(27,307)	(8,581)
Accounts payable and accrued expenses	6,027	9,005
Other liabilities	17,941	5,483
Net cash provided by operating activities	144,788	123,672
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,928)	(8,919)
Net cash paid in acquisition	(12,334)	(11,595)
Cash paid for intangible assets	(200)	(1,650)
Proceeds from sales of investments	72,597	119,839
Purchase of investments	(21,624)	(1,226)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	182,784	250,689
Purchase of bank loans and other investments	(163,037)	(241,310)
Net cash provided by investing activities	55,258	105,828

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended July 31,
(in thousands)	2012	2011
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(19,864)	(6,611)
Proceeds from issuance of Voting Common Stock	56	—
Proceeds from issuance of Non-Voting Common Stock	22,848	36,494
Repurchase of Non-Voting Common Stock	(76,586)	(118,872)
Principal repayments on notes receivable from stock option exercises	764	839
Excess tax benefit of stock option exercises	2,228	4,336
Dividends paid	(65,950)	(64,116)
Line of credit issuance costs	(1,192)	—
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	27,138	112,451
Net cash used for financing activities	(110,558)	(35,479)
Effect of currency rate changes on cash and cash equivalents	(219)	355
Net increase in cash and cash equivalents	89,269	194,376
Cash and cash equivalents, beginning of period	510,913	307,886
Cash and cash equivalents, end of period	$600,182	$502,262
Supplemental Cash Flow Information:
Cash paid for interest	$24,524	$24,481
Cash paid for interest by consolidated CLO entity	13,584	10,360
Cash paid for income taxes, net of refunds	117,829	41,534
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$174	$3,350
Exercise of stock options through issuance of notes receivable	211	602
Consolidation of CLO entity:
Increase in other assets, net of other liabilities	$—	$10,418
Increase in investments	—	466,440
Increase in borrowings	—	446,192
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(23,639)	$(121,274)
Decrease in non-controlling interests	(21,586)	(120,260)

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

During the second quarter of fiscal 2012, the Company combined the following line items previously reported within non-operating income (expense) into gains and other investment income, net: interest and other income; net gains (losses) on investments and derivatives; and net foreign currency gains (losses). Also during the second quarter of fiscal 2012, interest income and net gains (losses) on bank loans, other investments, and note obligations of the consolidated CLO entity were combined into gains (losses) and other investment income, net, of the consolidated CLO entity. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications, which simplify the financial statement presentation, had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results. See Note 16 for the components of gains and other investment income.

During the first quarter of fiscal 2012, the Company changed the presentation of its Consolidated Statements of Income. The change relates to the classification of net investment income and net investment gains or losses of consolidated sponsored funds. Net investment income earned by consolidated sponsored funds and net investment gains or losses recognized by consolidated sponsored funds, previously included in other revenue, are now presented as components of gains and other investment income. Management believes the revised presentation is more useful to readers of its financial statements as it better highlights the current earnings effect of the investment results of consolidated sponsored funds. Amounts for the comparative prior fiscal year periods have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results.

The following tables present the effects of the change in presentation of net investment income and net investment gains or losses earned by consolidated sponsored funds on the Company’s previously reported Consolidated Statements of Income for the three and nine months ended July 31, 2011:

	Three Months Ended July 31, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$1,378	$(247)	$1,131
Total revenue	327,303	(247)	327,056
Operating income	115,674	(247)	115,427
Gains and other investment income, net	7,347	247	7,594
Net income	68,936	—	68,936
Net income attributable to Eaton Vance Corp. shareholders	68,068	—	68,068

	Nine Months Ended July 31, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$17,808	$(14,145)	$3,663
Total revenue	965,428	(14,145)	951,283
Operating income	335,729	(14,145)	321,584
Gains and other investment income, net	7,261	14,145	21,406
Net income	181,986	—	181,986
Net income attributable to Eaton Vance Corp. shareholders	168,082	—	168,082

2. Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entities (“VIE’s”) (including the below-referenced CLO entity) for which the Company is considered the primary beneficiary. The Company provides for non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions between consolidated entities have been eliminated. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors).

The Company adopted the provisions of a new consolidation standard on November 1, 2010. In conjunction with the adoption, the Company concluded that it was the primary beneficiary of one of the CLO entities for which it acts as collateral manager and consolidated the assets, liabilities and results of operations of that entity in the Company’s Consolidated Financial Statements beginning on November 1, 2010. The assets of the CLO entity cannot be used by the Company, and the note holders of the entity have no recourse to the general credit or assets of the Company. In conjunction with the adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, representing an adjustment to the carrying value of the Company’s direct investment in the CLO entity, and a cumulative effect adjustment to appropriated earnings (deficit) of $30.7 million, equal to the difference between the fair value of the CLO’s assets and the fair value of its liabilities that can be attributed to external investors.

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

3. New Accounting Standards Not Yet Adopted

Testing intangibles for impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) updated the indefinite-lived asset impairment testing guidance. Under the amended guidance, a reporting entity may elect to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The Company is still in the process of determining whether or not it will make this election. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Testing goodwill for impairment

In September 2011, the FASB issued an amendment to the existing goodwill impairment guidance. The terms of the amendment permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step goodwill impairment test. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The Company is still in the process of determining whether or not it will make this election. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

4. Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2012:

Fair value measurements

On February 1, 2012, the Company adopted new requirements for expanded fair value disclosures as issued by the FASB. The updated guidance modifies and clarifies existing fair value guidance and expands disclosure requirements. The expanded disclosures are included in Note 7.

5. Consolidated Sponsored Funds

The Company consolidates sponsored funds in which it holds a controlling financial interest. All investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as investment securities, trading, at July 31, 2012 and October 31, 2011. Net investment income related to these funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling interest holders, which were recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that were included on the Company’s Consolidated Balance Sheets at July 31, 2012 and October 31, 2011 as well as the Company’s net interest in these funds:

(in thousands)	July 31, 2012	October 31, 2011
Investments	$169,925	$143,517
Other assets	4,734	13,465
Other liabilities	(13,391)	(10,764)
Redeemable non-controlling interests	(45,069)	(25,569)
Net interest in consolidated sponsored funds(1)	$116,199	$120,649

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 10.

6. Investments

The following is a summary of the carrying value of investments at July 31, 2012 and October 31, 2011:

(in thousands)	July 31, 2012	October 31, 2011
Investment securities, trading:
Corporate debt securities	$—	$4,832
Consolidated sponsored funds	169,925	143,517
Separately managed accounts	36,301	44,860
Total investment securities, trading	206,226	193,209
Investment securities, available-for-sale	34,156	39,841
Investment in non-consolidated CLO entity	349	278
Investments in equity method investees	37,748	46,900
Investments, other	7,507	7,507
Total investments(1)	$285,986	$287,735

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 10.

Investment securities, trading

Investment securities, trading, consist of corporate debt securities held directly by the Company and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The following is a summary of the fair value of investments classified as trading at July 31, 2012 and October 31, 2011:

(in thousands)	July 31, 2012	October 31, 2011
Debt securities	$65,515	$85,222
Equity securities	140,711	107,987
Total investment securities, trading	$206,226	$193,209

The Company recognized trading (losses) and gains related to trading securities still held at the reporting date of $(1.0) million and $(3.0) million for the three months ended July 31, 2012 and 2011, respectively, and $5.8 million and $6.5 million for the nine months ended July 31, 2012 and 2011, respectively.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist exclusively of seed investments in certain Company-sponsored funds. The following is a summary of the gross unrealized gains and (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at July 31, 2012 and October 31, 2011:

July 31, 2012

	Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
Sponsored funds	$26,224	$8,073	$(141)	$34,156

October 31, 2011

	Cost	Gross Unrealized		Fair Value
(in thousands)		Gains	Losses
Sponsored funds	$34,368	$5,518	$(45)	$39,841

Net unrealized holding (losses) and gains on investment securities, available-for-sale, included in other comprehensive income were $(0.3) million and $(1.6) million for the three months ended July 31, 2012 and 2011, respectively, and $2.5 million and $2.6 million for the nine months ended July 31 2012 and 2011, respectively.

The Company reviewed gross unrealized losses of $0.1 million as of July 31, 2012 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $2.7 million at July 31, 2012. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2012	2011	2012	2011
Gains	$41	$232	$288	$2,338
Losses	(230)	(379)	(353)	(1,933)
Net realized (losses) gains	$(189)	$(147)	$(65)	$405

Investments in equity method investees

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $9.5 million and $18.4 million at July 31, 2012 and October 31, 2011, respectively.

In addition, the Company had equity interests in the following sponsored funds as of July 31, 2012 and October 31, 2011:

	Equity Ownership Interest (%)		Fair Value ($)(1)
(dollar amounts in thousands)	July 31, 2012	October 31, 2011	July 31, 2012	October 31, 2011
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	42%	—	$12,227	$—
AGF Floating Rate Income Fund	36%	—	15,013	—
Eaton Vance Parametric Structured Currency Fund	34%	—	1,019	—
Eaton Vance Parametric Structured Commodity Strategy Fund	—	47%	—	9,190
Eaton Vance Parametric Option Absolute Return Strategy Fund	—	27%	—	19,298

(1)	Equity method investments in sponsored funds are measured at fair value based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time.

The Company did not recognize any impairment losses related to its investments in affiliates during the three and nine months ended July 31, 2012 and 2011, respectively.

7. Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2012 and October 31, 2011:

July 31, 2012

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$7,002	$210,059	$—	$—	$217,061
Investments:
Investment securities, trading – debt	4,529	60,986	—	—	65,515
Investment securities, trading – equity	122,520	18,191	—	—	140,711
Investment securities, available-for-sale	29,847	4,309	—	—	34,156
Investment in non-consolidated CLO entity(1)	—	—	—	349	349
Investments in equity method investees(2)	—	—	—	37,748	37,748
Investments, other(3)	—	37	—	7,470	7,507
Derivative instruments	—	316	—	—	316
Assets of consolidated CLO entity:
Cash equivalents	31,156	—	—	—	31,156
Bank loans and other investments	69	456,205	2,118	—	458,392
Total financial assets	$195,123	$750,103	$2,118	$45,567	$992,911

July 31, 2012

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial liabilities:
Derivative instruments	$—	$3,435	$—	$—	$3,435
Securities sold, not yet purchased	—	26,018	—	—	26,018
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	2,633	474,463	—	477,096
Total financial liabilities	$—	$32,086	$474,463	$—	$506,549

October 31, 2011

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$6,691	$360,676	$—	$—	$367,367
Investments:
Investment securities, trading – debt	11,308	73,914	—	—	85,222
Investment securities, trading – equity	102,790	5,197	—	—	107,987
Investment securities, available-for-sale	36,128	3,713	—	—	39,841
Investment in non-consolidated CLO entity(1)	—	—	—	278	278
Investments in equity method investees(2)	—	—	—	46,900	46,900
Investments, other(3)	—	37	—	7,470	7,507
Derivative instruments	—	1,060	—	—	1,060
Assets of consolidated CLO entity:
Cash equivalents	15,829	—	—	—	15,829
Bank loans and other investments	85	456,591	5,910	—	462,586
Total financial assets	$172,831	$901,188	$5,910	$54,648	$1,134,577
Financial liabilities:
Derivative instruments	$—	$6,654	$—	$—	$6,654
Securities sold, not yet purchased	—	6,270	—	—	6,270
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	—	—	477,699	—	477,699
Total financial liabilities	$—	$12,924	$477,699	$—	$490,623

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis using Level 3 inputs.

The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which time the investment is written down to fair value. There was no re-measurement of this asset during the nine month period ended July 31, 2012 or the twelve month period ended October 31, 2011.

(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other include investments carried at cost which are not measured at fair value in accordance with GAAP.

Valuation methodologies

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis as well as the general classification of those assets and liabilities pursuant to the valuation hierarchy:

Cash equivalents

Cash equivalents consist of investments in money market funds and agency securities. Money market funds are valued using published net asset values and are classified as Level 1 within the valuation hierarchy. Agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the valuation hierarchy.

Investment securities, trading

Investment securities, trading, consist of debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. In certain instances, fair value is determined using unadjusted quoted market prices. If unadjusted quoted market prices are unavailable, fair value is determined using quoted market prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets that are not active, or inputs other than quoted prices that are observable or corroborated by observable market data. If events occur after the close of the primary market, the quoted market prices may be adjusted for the observable price movements of country-specific market proxies. Depending upon the nature of the inputs, investment securities, trading are generally classified as Level 1 or 2 within the valuation hierarchy.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist of investments in sponsored mutual funds and privately offered equity funds. Sponsored mutual funds that are listed on an active exchange are valued using published net asset values and are classified as Level 1 within the valuation hierarchy. Investments in sponsored privately offered equity funds and portfolios that are not listed on an active exchange but have net asset values that are comparable to mutual funds and have no redemption restrictions are classified as Level 2 within the valuation hierarchy.

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts and commodity futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Index futures contracts and commodity futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments are generally classified as Level 2 within the valuation hierarchy.

Assets of consolidated CLO entity

Assets of the consolidated CLO entity include investments in money market funds, equity securities, debt securities, bank loans and warrants. Fair value is determined utilizing unadjusted quoted market prices when available. Fair value may also be based upon valuations obtained from independent third-party broker or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the valuation hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, are generally classified as Level 2 within the valuation hierarchy.

Liabilities of consolidated CLO entity

Liabilities of the consolidated CLO entity include debt securities and senior and subordinated note obligations of the consolidated CLO entity. The liabilities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Fair value may also be based upon model-based valuation techniques in which one or more significant inputs are unobservable in the market. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the valuation hierarchy.

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 for the three and nine months ended July 31, 2012:

(in thousands)	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2012
Transfers from Level 1 into Level 2(a)	$7,861	$18,104
Transfers from Level 2 into Level 1	—	—

(a)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities which were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.

There were no significant transfers between Level 1 and Level 2 during the three and nine months ended July 31, 2011.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended July 31, 2012		Three Months Ended July 31, 2011
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$2,150	$483,062	$4,170	$479,277
Net gains (losses) on investments and note obligations included in net income(1)	(139)	(8,599)	337	1,189
Purchases, sales and settlements, net	—	—	(39)	—
Transfers into Level 3(2)	122	—	—	—
Transfers out of Level 3(3)	(15)	—	—	—
Net transfers in and/or out of Level 3	—	—	49	—
Ending balance	$2,118	$474,463	$4,517	$480,466
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(139)	$(8,599)	$337	$1,189

	Nine Months Ended July 31, 2012		Nine Months Ended July 31, 2011
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$5,910	$477,699	$—	$—
Adjustment for adoption of new consolidation guidance	—	—	5,265	444,087
Net gains (losses) on investments and note obligations included in net income(1)	(139)	(603)	1,162	36,379
Purchases, sales and settlements, net	—	—	(1,354)	—
Transfers into Level 3(2)	137	—	—	—
Transfers out of Level 3(3)	(3,790)	(2,633)	—	—
Net transfers in and/or out of Level 3	—	—	(556)	—
Ending balance	$2,118	$474,463	$4,517	$480,466
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(139)	$(603)	$1,162	$36,379

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of a second lien bank loan that defaulted during the period. Fair value was determined utilizing a discounted cash flow analysis.
(3)	Transfers out of Level 3 into Level 2 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments attributable to an increase in the number of price quotes received.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at July 31, 2012:

($ in thousands)	Fair Value at July 31, 2012	Valuation Technique	Unobservable Inputs*	Range
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	$474,463	Income approach	Default rate Discount Rate	200 bps 145-1000 bps

*	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate.

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

8. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the nine months ended July 31, 2012 and 2011, the Company reclassified into interest expense $0.3 million of the loss recognized on a Treasury lock transaction in connection with the Company’s issuance of ten-year senior notes in October 2007. At July 31, 2012, the remaining unamortized loss on this transaction was $2.3 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes.

At July 31, 2012, the Company had 14 foreign exchange contracts outstanding with six counterparties with an aggregate notional value of $18.0 million; 13 types of stock index futures contracts outstanding with one counterparty with an aggregate notional value of $65.4 million; and 29 types of commodity futures contracts outstanding with one counterparty with an aggregate notional value of $15.9 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of July 31, 2012 and October 31, 2011:

July 31, 2012

(in thousands)	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$63	Other liabilities	$335
Stock index futures contracts	Other assets	—	Other liabilities	2,467
Commodity futures contracts	Other assets	253	Other liabilities	633
Total		$316		$3,435

October 31, 2011

(in thousands)	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$24	Other liabilities	$124
Stock index futures contracts	Other assets	157	Other liabilities	6,363
Commodity futures contracts	Other assets	879	Other liabilities	167
Total		$1,060		$6,654

The following is a summary of the net gains (losses) recognized in income for the three and nine months ended July 31, 2012 and 2011:

(in thousands)	Income Statement Location	Three Months Ended July 31,		Nine Months Ended July 31,
		2012	2011	2012	2011
Foreign exchange contracts	Gains and other investment income, net	$299	$322	$727	$(1,595)
Stock index futures contracts	Gains and other investment income, net	616	5,682	(9,285)	(3,159)
Commodity futures contracts	Gains and other investment income, net	56	239	1,069	(1,953)
Total		$971	$6,243	$(7,489)	$(6,707)

9. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2012 and October 31, 2011:

(in thousands)	July 31, 2012			October 31, 2011
	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value
Investments, other	$7,470	$7,470	3	$7,470	$7,470
Notes receivable from stock option exercises	$3,888	$3,888	3	$4,441	$4,441
Debt	$500,000	$574,830	1	$500,000	$566,047

Included in investments, other is a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital Management LLC (“Atlanta Capital Management”). The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital Management are exercised. The carrying value of these investments approximates fair value. The fair value of the investment is determined using a cash flow model which projects future cash flows based upon contractual obligations. Once the undiscounted cash flows have been determined, the Company applies an appropriate discount rate. The inputs to the model are considered Level 3.

Notes receivable from stock option exercises represent loans to employees under the Employee Loan Program for the purpose of financing the exercise of employee stock options. Loans are made for a seven-year period, at varying fixed interest rates, and are payable in annual installments. The fair value of the notes is determined using a cash flow model which projects cash flows based upon the contractual terms of the notes. Once the undiscounted cash flows have been determined, the Company applies an appropriate market yield. The inputs to the model are considered Level 3. The carrying value of the notes receivable approximates fair value.

The fair value of the Company’s debt has been determined using publicly available market prices, which are considered Level 1 inputs.

10. VIEs

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

The following tables present, as of July 31, 2012 and October 31, 2011, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

July 31, 2012

(in thousands)	CLO Bank Loan Investments		Senior and subordinated note obligations
	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$458,202	$569	$500,134
Excess unpaid principal balance over fair value	(5,758)	(523)	(23,038)
Fair value	$452,444	$46	$477,096

October 31, 2011

(in thousands)	CLO Bank Loan Investments		Senior and subordinated note obligations
	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$474,515	$1,192	$500,066
Excess unpaid principal balance over fair value	(17,820)	(617)	(22,367)
Fair value	$456,695	$575	$477,699

During the three months ended July 31, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net losses of $1.1 million and $2.7 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net gains of $8.5 million and net losses of $1.1 million, respectively. The combined net gains of $7.4 million and net losses of $3.8 million for the three months ended July 31, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income of the consolidated CLO entity on the Company’s Consolidated Statements of Income for these periods.

During the nine months ended July 31, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $14.8 million and $10.8 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net gains of $0.6 million and net losses of $36.4 million, respectively. The combined net gains of $15.4 million and net losses of $25.5 million for the nine months ended July 31, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income of the consolidated CLO entity on the Company’s Consolidated Statements of Income for these periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. Subsequent to April 2012, reinvestment opportunities are limited and it is expected that prepayments received will be used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate the CLO entity, provided there is sufficient value to repay the senior notes in full.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income and as interest expense in other income (expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2012.

At July 31, 2012 and October 31, 2011, the following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets:

(in thousands)	July 31, 2012	October 31, 2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$33,380	$16,521
Bank loans and other investments	458,392	462,586
Other assets	1,150	2,715
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	477,096	477,699
Other liabilities	822	5,193
Appropriated retained earnings (deficit)	12,485	(3,867)
Total net interest in consolidated CLO entity	$2,519	$2,797

The Company had direct equity interests in the consolidated CLO entity of $2.0 million and $2.3 million as of July 31, 2012, and October 31, 2011, respectively, which were eliminated in consolidation.

For the three months ended July 31, 2012 and 2011, the Company recorded net income of $8.4 million and a net loss of $2.6 million, respectively, related to the consolidated CLO entity. A net gain of $7.5 million and a net loss of $3.5 million for three months ended July 31, 2012 and 2011, respectively, were included in net income attributable to non-controlling and other beneficial interests for those periods, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $0.9 million related to the consolidated CLO entity for both the three months ended July 31, 2012 and 2011, respectively.

For the nine months ended July 31, 2012 and 2011, the Company recorded net income of $18.9 million and net losses of $19.5 million, respectively, related to the consolidated CLO entity. The Company recorded an associated net gain of $16.4 million and a net loss of $22.1 million for the nine months ended July 31, 2012 and 2011, respectively, in net income attributable to non-controlling and other beneficial interests for those periods, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $2.5 million and $2.6 million related to the consolidated CLO entity for the nine months ended July 31, 2012 and 2011, respectively.

Other Entities

The Company’s controlled subsidiary Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) maintains a 70 percent economic interest in Parametric Risk Advisors LLC (“Parametric Risk Advisors”), which meets the definition of a VIE. Consistent with its majority economic interest and other considerations, the Company has determined that Parametric Portfolio Associates is the primary beneficiary of the VIE.

Parametric Risk Advisors had assets of $4.9 million on both July 31, 2012 and October 31, 2011, consisting primarily of cash and cash equivalents and investment advisory fees receivable, and liabilities of $2.3 million and $2.5 million on July 31, 2012 and October 31, 2011, respectively, consisting primarily of accrued compensation, accounts payable, accrued expenses and intercompany payables. Neither the Company’s variable interest nor maximum risk of loss related to this VIE was material to the Company’s Consolidated Financial Statements at either balance sheet date.

Investments in VIEs that are not consolidated

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of three CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.7 billion and $1.9 billion as of July 31, 2012 and October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company maintains an investment in one of these entities totaling $0.3 million as of July 31, 2012 and October 31, 2011, respectively. Collateral management fees receivable for these three CLO entities totaled $2.0 million and $3.0 million on July 31, 2012 and October 31, 2011, respectively. In the first nine months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investment in and collateral management fees receivable from the CLO entities as of July 31, 2012.

The Company’s investment in the CLO entity identified above is carried at amortized cost and is disclosed as a component of investments in Note 6. Income from this entity is recorded as a component of gains and other investment income based upon projected investment yields.

Other Entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.2 billion and $9.6 billion as of July 31, 2012 and October 31, 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $4.3 million and $3.7 million on July 31, 2012 and October 31, 2011, respectively, and collateral management fees receivable totaling $0.5 million and $0.4 million on July 31, 2012 and October 31, 2011, respectively. In the first nine months of fiscal 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of July 31, 2012.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available for sale, which are disclosed as a component of investments in Note 6. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

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

Parametric Portfolio Associates

On April 27, 2012, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for approximately $17.0 million. Pursuant to the acquisition agreement, the exercise price of the put option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2011. As a result of the transaction, which settled on May 1, 2012, the Company’s capital ownership interest increased from 94.8 percent to 96.6 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Parametric Risk Advisors

On July 2, 2012, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing a 10 percent ownership interest in Parametric Risk Advisors for $2.9 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2012. As a result of the transaction, the Company’s ownership interest increased from 60 percent to 70 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

12. Intangible Assets

The following is a summary of intangible assets at July 31, 2012 and October 31, 2011:

July 31, 2012

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(56,698)	$53,629
Intellectual property acquired	1,000	(110)	890
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(56,808)	$61,227

October 31, 2011

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Client relationships acquired	$110,327	$(50,749)	$59,578
Intellectual property acquired	1,000	(62)	938
Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	—	6,708
Total	$118,035	$(50,811)	$67,224

Amortization expense was $2.0 million for both the three months ended July 31, 2012 and 2011 and $6.0 million and $5.9 million for the nine months ended July 31, 2012 and 2011, respectively. Estimated remaining amortization expense for the next five fiscal years is as follows:

Year Ending October 31, (in thousands)	Estimated Amortization Expense
Remaining 2012	$1,999
2013	7,995
2014	7,968
2015	7,743
2016	7,301
2017	7,189

13. Debt

Corporate Credit Facility

The Company entered into a $300.0 million senior unsecured revolving credit facility on June 4, 2012, which replaced the Company's previous senior unsecured revolving credit facility. The credit facility has a three-year term, expiring on June 4, 2015. Under the facility, the Company may borrow up to $300.0 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion.

14. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
2008 Plan:
Stock options	$6,314	$7,408	$21,758	$24,617
Restricted shares	6,014	4,072	18,021	12,794
Phantom stock units	67	(1)	190	208
Employee Stock Purchase Plan	318	528	426	781
Incentive Plan – Stock Alternative	25	108	151	373
ACM Plan	232	159	695	479
PPA Plan	595	380	1,768	1,140
Total stock-based compensation expense	$13,565	$12,654	$43,009	$40,392

The total income tax benefit recognized for stock-based compensation arrangements was $4.1 million and $3.7 million for the three months ended July 31, 2012 and 2011, respectively, and $13.3 million and $12.8 million for the nine months ended July 31, 2012 and 2011, respectively.

2008 Omnibus Incentive Plan (“2008 Plan”)

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 16.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan.

Through July 31, 2012, 4.4 million restricted shares and options to purchase 11.7 million shares have been issued pursuant to the 2008 Plan.

Stock Options

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company uses historical data to estimate option forfeiture rates and the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

The weighted-average fair value per share of stock options granted during the nine months ended July 31, 2012 and 2011 using the Black-Scholes option pricing model were as follows:

	2012	2011
Weighted-average grant date fair value of options granted	$6.69	$8.55
Assumptions:
Dividend yield	2.9% to 3.1%	2.2% to 2.5%
Volatility	35% to 36%	34%
Risk-free interest rate	1.0% to 1.6%	2.2% to 3.1%
Expected life of options	7.2 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the nine months ended July 31, 2012 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,799	$26.50
Granted	3,110	25.07
Exercised	(1,041)	16.65
Forfeited/expired	(541)	29.99
Options outstanding, end of period	29,327	$26.63	4.7	$87,539
Options exercisable, end of period	19,941	$25.82	3.3	$76,481
Vested or expected to vest	28,952	$26.61	4.7	$87,097

The Company received $17.1 million and $29.1 million related to the exercise of options for the nine months ended July 31, 2012 and 2011, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2012 and 2011 was $10.4 million and $20.1 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2012 was $30.0 million.

As of July 31, 2012, there was $34.4 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of July 31, 2012, there was $62.5 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

A summary of the Company's restricted share activity for the nine months ended July 31, 2012 under the 2008 Plan and predecessor plans is presented below:

(share figures in thousands)	Shares	Weighted-Average Grant Date Fair Value
Unvested, beginning of period	2,482	$27.29
Granted	1,390	25.07
Vested	(476)	26.47
Forfeited	(149)	26.97
Unvested, end of period	3,247	$26.47

Phantom Stock Units

In the nine months ended July 31, 2012, 10,405 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. As of July 31, 2012, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

In the first nine months of fiscal 2012, the Company purchased and retired approximately 3.0 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 5.0 million additional shares may be repurchased under the current authorization.

16. Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2012 and 2011 were as follows:

(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Non-operating income (expense):
Interest and other income	$1,581	$1,426	$5,274	$7,209
Net gains on investments and derivatives	106	5,862	7,786	14,474
Net foreign currency gains (losses)	240	306	(160)	(277)
Gains and other investment income, net	1,927	7,594	12,900	21,406
Interest expense	(8,525)	(8,414)	(25,350)	(25,239)
Other income (expense) of consolidated CLO entity:
Interest income	5,469	5,268	16,681	15,844
Net gains (losses) on bank loans, other investments and note obligations	7,403	(3,814)	15,366	(25,539)
Gains (losses) and other investment income, net	12,872	1,454	32,047	(9,695)
Interest expense	(4,399)	(3,999)	(12,844)	(9,546)
Total non-operating income (expense)	$1,875	$(3,365)	$6,753	$(23,074)

17. Income Taxes

The provision for income taxes was $34.4 million and $43.3 million, or 35.5 percent and 38.7 percent of pre-tax income, for the three months ended July 31, 2012 and 2011, respectively. The provision for income taxes was $104.7 million and $119.2 million, or 35.7 percent and 39.9 percent of pre-tax income, for the nine months ended July 31, 2012 and 2011, respectively. The provision for income taxes in the three and nine months ended July 31, 2012 and 2011 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income recognized by the consolidated CLO entity and income attributed to other minority interests.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of July 31, 2012 or October 31, 2011.

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

18. Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests totaled $12.5 million and $0.9 million for the three months ended July 31, 2012 and 2011, respectively, and $40.0 million and $13.9 million for the nine months ended July 31, 2012 and 2011, respectively.

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2012 and 2011 were as follows:

(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Consolidated funds	$(839)	$(970)	$(3,167)	$(5,629)
Majority-owned subsidiaries	(3,354)	(3,158)	(10,465)	(9,094)
Consolidated CLO entity	(7,492)	3,498	(16,352)	22,129
Non-controlling interest value adjustments(1)	(796)	(238)	(9,996)	(21,310)
Net income attributable to non-controlling and other beneficial interests	$(12,481)	$(868)	$(39,980)	$(13,904)

(1)	Relates to non-controlling interests redeemable at other than fair value.

19. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2012 and 2011 using the two-class method:

(in thousands, except per share data)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Net income attributable to Eaton Vance Corp. shareholders	$50,206	$68,068	$150,347	$168,082
Less: Allocation of earnings to participating restricted shares	1,423	1,450	4,213	3,577
Net income available to common shareholders	$48,783	$66,618	$146,134	$164,505
Weighted-average shares outstanding – basic	112,110	115,574	112,354	116,191
Incremental common shares	2,481	4,969	2,677	5,375
Weighted-average shares outstanding – diluted	114,591	120,543	115,031	121,566
Earnings per share:
Basic	$0.44	$0.58	$1.30	$1.42
Diluted	$0.43	$0.55	$1.27	$1.35

Anti-dilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 14.4 million and 10.5 million for the three months ended July 31, 2012 and 2011, respectively, and were approximately 15.0 million and 10.6 million for the nine months ended July 31, 2012 and 2011, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company had invested $13.9 million of the total $15.0 million of committed capital at July 31, 2012. The Company believes the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of July 31, 2012, the Company has $26.0 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

21. Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three and nine months ended July 31, 2012 and 2011 are as follows:

(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Investment advisory and administrative fees	$183,469	$202,614	$555,622	$583,785
Distribution fees	19,982	23,883	60,757	71,808
Service fees	30,760	37,426	95,124	111,249
Shareholder services fees	616	463	1,843	1,648
Total	$234,827	$264,386	$713,346	$768,490

For the three months ended July 31, 2012 and 2011, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.1 million and $2.6 million of investment advisory fees it was otherwise entitled to receive, respectively. For the nine months ended July 31, 2012 and 2011, the Company waived $6.7 million and $10.4 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized (losses) gains from investments in sponsored funds classified as available-for-sale for the nine months ended July 31, 2012 and 2011 are as follows:

(in thousands)	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011
Proceeds from sales	$16,390	$10,003	$56,396	$39,452
Net realized (losses) gains	(189)	(147)	(65)	405

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2012 and 2011, expenses of $5.3 million and $4.5 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2012 and 2011, expenses of $14.0 million and $11.2 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at July 31, 2012 and October 31, 2011 are receivables due from sponsored funds of $81.6 million and $82.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 1.2 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program are reflected as notes receivable from stock option exercises in shareholders’ equity and totaled $3.9 million and $4.4 million at July 31, 2012 and October 31, 2011, respectively.

22. Subsequent Events

Hexavest Inc.

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Quebec corporation providing discretionary investment management of equity and tactical asset allocation strategies to institutions in Canada, the United States, Europe and the Asia Pacific region. Following the closing, the employee shareholders of Hexavest continue to control and direct its operations. The Company is assuming primary responsibility for Hexavest’s new business development outside of Canada.

At closing, the Company paid $192.7 million for its 49 percent interest, sourced from cash on hand. The Company will be obligated to make additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. The Company will have the option to acquire an additional 26 percent interest in Hexavest during a sixty-day period in 2017. All future payments will be made in cash. The Company will account for the transaction using the equity method.

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

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of July 31, 2012, we had $192.9 billion in assets under management.

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

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. The first nine months of fiscal 2012 was a period of generally favorable market action, as reflected by the 10 percent increase in the S&P 500 Index.

Average assets under management of $192.8 billion in the third quarter of fiscal 2012 decreased 4 percent from $201.2 billion in the third quarter of fiscal 2011. Net outflows from Eaton Vance large-cap value mandates more than offset net inflows into other long-term strategies in the first nine months of fiscal 2012. We continue to see modestly lower total effective fee rates due to a decline in distribution and service-fee related revenue, reflecting lower managed assets in fund share classes that are subject to those fees. Consistent with industry trends, our fund business continues to evolve from Class B and Class C shares, with distribution and service fees generally totaling 100 basis points on average daily assets, to Class I shares, with no distribution or service fees, and Class A shares, with distribution and service fees generally totaling 25 basis points of average daily assets. Although this share class trend has an adverse effect on our total effective fee rate, the net income impact is much smaller due to offsetting declines in distribution, service and deferred sales commission amortization expense.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent investors from doing so.

Assets under Management

Assets under management of $192.9 billion on July 31, 2012 were 3 percent lower than the $199.0 billion reported a year earlier. Assets under management on July 31, 2012 included $110.3 billion in long-term funds, $40.3 billion in institutional separate accounts, $14.7 billion in high-net-worth separate accounts, $27.4 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net outflows of $7.8 billion over the last twelve months reflect gross inflows of $26.0 billion offset by outflows of $33.8 billion. Long-term fund net outflows include net reductions in fund leverage of $0.5 billion. Institutional separate account net inflows were $0.9 billion, high-net-worth separate account net inflows were $1.6 billion and retail managed account net inflows were $0.6 billion over the past twelve months. Market price declines reduced managed assets by $0.8 billion over the last twelve months, while a decrease in cash management assets further reduced assets under management by $0.6 billion.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Ending Assets Under Management by Investment Mandate(1)

	July 31,
(in millions)	2012	% of Total	2011	% of Total	% Change
Equity(2)	$108,595	56%	$117,055	59%	-7%
Fixed income	48,198	25%	43,813	22%	10%
Floating-rate income	25,245	13%	25,586	13%	-1%
Alternative	10,600	6%	11,761	6%	-10%
Cash management	220	0%	815	0%	-73%
Total	$192,858	100%	$199,030	100%	-3%

(1)	Includes funds and separate accounts.
(2)	Includes balanced accounts holding income securities.

Net outflows totaled $1.4 billion in the third quarter of fiscal 2012 compared to net inflows of $1.9 billion in the third quarter of fiscal 2011. Long-term fund net outflows of $2.3 billion in the third quarter of fiscal 2012 reflect gross inflows of $6.3 billion, net of redemptions of $8.6 billion. Long-term fund net inflows of $0.1 billion in the third quarter of fiscal 2011 reflect gross inflows of $7.3 billion, net of redemptions of $7.2 billion.

Separate account net inflows totaled $0.8 billion in the third quarter of fiscal 2012, compared to $1.8 billion in the third quarter of fiscal 2011. Institutional separate account net inflows totaled $0.3 billion in the third quarter of fiscal 2012 compared to net inflows of $1.8 billion in the third quarter of fiscal 2011, reflecting gross inflows of $2.3 billion and $4.3 billion in the third quarter of fiscal 2012 and 2011, respectively, net of redemptions of $2.0 billion and $2.5 billion, respectively. High-net-worth separate account net inflows of $0.2 billion in the third quarter of fiscal 2012 reflect gross inflows of $0.7 billion net of redemptions of $0.5 billion. In the third quarter of fiscal 2011 high-net-worth separate account gross inflows of $0.5 billion were offset by $0.6 billion of gross outflows. Retail managed account net inflows of $0.3 billion in the third quarter of fiscal 2012 reflect gross inflows of $1.6 billion, net of redemptions of $1.3 billion. In the third quarter of fiscal 2011, retail managed account gross inflows of $1.5 billion were offset by gross redemptions of $1.5 billion.

The following tables summarize our assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2012 and 2011:

Net Flows by Investment Mandate(1)

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2012	2011	% Change	2012	2011	% Change
Equity assets – beginning of period(2)	$114,903	$122,740	-6%	$108,859	$107,500	1%
Sales and other inflows	4,604	7,984	-42%	17,735	23,829	-26%
Redemptions/outflows	(7,656)	(7,564)	1%	(23,234)	(21,853)	6%
Net flows	(3,052)	420	NM(3)	(5,499)	1,976	NM
Assets acquired	—	—	NM	—	352	NM
Exchanges	(19)	(25)	-24%	(23)	70	NM
Market value change	(3,237)	(6,080)	-47%	5,258	7,157	-27%
Equity assets – end of period	$108,595	$117,055	-7%	$108,595	$117,055	-7%
Fixed income assets – beginning of period	46,891	43,066	9%	43,708	46,119	-5%
Sales and other inflows	2,886	2,404	20%	9,139	7,909	16%
Redemptions/outflows	(1,973)	(2,223)	-11%	(6,702)	(9,270)	-28%
Net flows	913	181	404%	2,437	(1,361)	NM
Exchanges	30	7	329%	70	(278)	NM
Market value change	364	559	-35%	1,983	(667)	NM
Fixed income assets – end of period	$48,198	$43,813	10%	$48,198	$43,813	10%
Floating-rate income assets – beginning of period	24,847	24,224	3%	24,322	20,003	22%
Sales and other inflows	2,091	2,207	-5%	5,212	7,767	-33%
Redemptions/outflows	(1,535)	(977)	57%	(4,274)	(3,002)	42%
Net flows	556	1,230	-55%	938	4,765	-80%
Exchanges	5	2	150%	24	182	-87%
Market value change	(163)	130	NM	(39)	636	NM
Floating-rate income assets – end of period	$25,245	$25,586	-1%	$25,245	$25,586	-1%
Alternative assets – beginning of period	10,506	11,860	-11%	10,646	10,482	2%
Sales and other inflows	1,342	1,068	26%	3,558	4,320	-18%
Redemptions/outflows	(1,201)	(1,044)	15%	(3,428)	(3,077)	11%
Net flows	141	24	488%	130	1,243	-90%
Exchanges	(13)	(21)	-38%	(84)	(76)	11%
Market value change	(34)	(102)	-67%	(92)	112	NM
Alternative assets – end of period	$10,600	$11,761	-10%	$10,600	$11,761	-10%
Long-term assets – beginning of period	197,147	201,890	-2%	187,535	184,104	2%
Sales and other inflows	10,923	13,663	-20%	35,644	43,825	-19%
Redemptions/outflows	(12,365)	(11,808)	5%	(37,638)	(37,202)	1%
Net flows	(1,442)	1,855	NM	(1,994)	6,623	NM
Assets acquired	—	—	NM	—	352	NM
Exchanges	3	(37)	NM	(13)	(102)	-87%
Market value change	(3,070)	(5,493)	-44%	7,110	7,238	-2%
Total long-term assets – end of period	$192,638	$198,215	-3%	$192,638	$198,215	-3%
Cash management fund assets – end of period	220	815	-73%	220	815	-73%
Total assets under management – end of period	$192,858	$199,030	-3%	$192,858	$199,030	-3%

(1)	Includes funds and separate accounts.
(2)	Includes balanced accounts holding income securities.
(3)	Not meaningful (“NM”)

Net Flows by Investment Vehicle

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2012	2011	% Change	2012	2011	% Change
Long-term fund assets – beginning of period	$114,029	$122,886	-7%	$111,705	$113,978	-2%
Sales and other inflows	6,266	7,293	-14%	19,819	26,840	-26%
Redemptions/outflows	(8,554)	(7,225)	18%	(24,483)	(23,192)	6%
Net flows	(2,288)	68	NM	(4,664)	3,648	NM
Exchanges	3	(37)	NM	(13)	(105)	-88%
Market value change	(1,487)	(2,941)	-49%	3,229	2,455	32%
Long-term fund assets – end of period	$110,257	$119,976	-8%	$110,257	$119,976	-8%
Institutional separate account assets – beginning of period	40,883	38,264	7%	38,003	34,593	10%
Sales and other inflows	2,262	4,336	-48%	7,347	9,396	-22%
Redemptions/outflows	(1,970)	(2,522)	-22%	(6,979)	(7,379)	-5%
Net flows	292	1,814	-84%	368	2,017	-82%
Exchanges	—	—	NM	11	(19)	NM
Market value change	(890)	(1,086)	-18%	1,903	2,401	-21%
Institutional separate account assets – end of period	$40,285	$38,992	3%	$40,285	$38,992	3%
High-net-worth separate account assets – beginning of period	14,704	14,249	3%	13,256	11,883	12%
Sales and other inflows	752	529	42%	3,110	2,250	38%
Redemptions/outflows	(540)	(552)	-2%	(1,626)	(1,925)	-16%
Net flows	212	(23)	NM	1,484	325	357%
Assets acquired	—	—	NM	—	352	NM
Exchanges	—	7	NM	(999)	2	NM
Market value change	(234)	(645)	-64%	941	1,026	-8%
High-net-worth separate account assets – end of period	$14,682	$13,588	8%	$14,682	$13,588	8%
Retail managed account assets – beginning of period	27,531	26,491	4%	24,571	23,650	4%
Sales and other inflows	1,643	1,505	9%	5,368	5,339	1%
Redemptions/outflows	(1,301)	(1,509)	-14%	(4,550)	(4,706)	-3%
Net flows	342	(4)	NM	818	633	29%
Exchanges	—	(7)	NM	988	20	NM
Market value change	(459)	(821)	-44%	1,037	1,356	-24%
Retail managed account assets – end of period	$27,414	$25,659	7%	$27,414	$25,659	7%
Total long-term assets – beginning of period	197,147	201,890	-2%	187,535	184,104	2%
Sales and other inflows	10,923	13,663	-20%	35,644	43,825	-19%
Redemptions/outflows	(12,365)	(11,808)	5%	(37,638)	(37,202)	1%
Net flows	(1,442)	1,855	NM	(1,994)	6,623	NM
Assets acquired	—	—	NM	—	352	NM
Exchanges	3	(37)	NM	(13)	(102)	-87%
Market value change	(3,070)	(5,493)	-44%	7,110	7,238	-2%
Total long-term assets – end of period	$192,638	$198,215	-3%	$192,638	$198,215	-3%
Cash management fund assets – end of period	220	815	-73%	220	815	-73%
Total assets under management – end of period	$192,858	$199,030	-3%	$192,858	$199,030	-3%

Ending Assets Under Management by Asset Class

	July 31,
(in millions)	2012	% of Total	2011	% of Total	% Change
Open-end funds:
Class A	$29,994	16%	$36,925	18%	-19%
Class B	1,031	1%	1,458	1%	-29%
Class C	9,489	5%	10,198	5%	-7%
Class I	27,817	14%	29,833	15%	-7%
Class R	404	0%	497	0%	-19%
Other(1)	792	0%	663	1%	19%
Total open-end funds	69,527	36%	79,574	40%	-13%
Private funds(2)	17,745	9%	17,518	9%	1%
Closed-end funds	23,205	12%	23,699	12%	-2%
Total fund assets	110,477	57%	120,791	61%	-9%
Institutional account assets	40,285	21%	38,992	19%	3%
High-net-worth account assets	14,682	8%	13,588	7%	8%
Retail managed account assets	27,414	14%	25,659	13%	7%
Total separate account assets	82,381	43%	78,239	39%	5%
Total	$192,858	100%	$199,030	100%	-3%

(1)	Includes other classes of Eaton Vance open-end funds.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value. In the first quarter of fiscal 2012, we stopped offering spread-load commission (“Class B”) shares to new investors.

Fund assets represented 57 percent of total assets under management on July 31, 2012, down from 61 percent on July 31, 2011, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 43 percent of total assets under management on July 31, 2012 from 39 percent on July 31, 2011. Fund assets under management decreased $1.9 billion, or 2 percent, from $112.4 billion on October 31, 2011, reflecting market appreciation of $3.2 billion, offset by net outflows of $4.7 billion and a decrease in cash management assets of $0.4 billion. Separate account assets under management increased $6.6 billion, or 9 percent, from $75.8 billion on October 31, 2011, reflecting annualized internal growth of 5 percent and market appreciation of $3.9 billion.

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

Average Assets Under Management by Asset Class(1)

	Three Months Ended July 31,			Nine Months Ended July 31,
(in millions)	2012	2011	% Change	2012	2011	% Change
Open-end funds:
Class A	$30,459	$38,022	-20%	$31,797	$37,894	-16%
Class B	1,063	1,547	-31%	1,157	1,665	-31%
Class C	9,489	10,372	-9%	9,535	10,351	-8%
Class I	28,091	29,960	-6%	27,784	26,949	3%
Class R	412	515	-20%	429	499	-14%
Other(2)	609	635	-4%	595	598	-1%
Total open-end funds	70,123	81,051	-13%	71,297	77,956	-9%
Private funds(3)	17,805	17,643	1%	17,795	17,542	1%
Closed-end funds	23,061	24,078	-4%	23,009	23,892	-4%
Total fund assets	110,989	122,772	-10%	112,101	119,390	-6%
Institutional account assets	40,212	38,335	5%	39,050	37,051	5%
High-net-worth account assets	14,468	13,921	4%	13,698	13,205	4%
Retail managed account assets	27,154	26,132	4%	26,544	25,112	6%
Total separate account assets	81,834	78,388	4%	79,292	75,368	5%
Total	$192,823	$201,160	-4%	$191,393	$194,758	-2%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2012 and 2011:

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands, except per share data)	2012	2011	% Change	2012	2011	% Change
Net income attributable to Eaton Vance Corp. shareholders	$50,206	$68,068	-26%	$150,347	$168,082	-11%
Non-controlling interest value adjustments(1)	796	238	234%	9,996	21,310	-53%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$51,002	$68,306	-25%	$160,343	$189,392	-15%
Earnings per diluted share	$0.43	$0.55	-22%	$1.27	$1.35	-6%
Non-controlling interest value adjustments	—	—	NM	0.08	0.17	-53%
Adjusted earnings per diluted share	$0.43	$0.55	-22%	$1.35	$1.52	-11%

(1)	Please see page 51, “Net Income Attributable to Non-controlling and Other Beneficial Interests,” for a further discussion of the non-controlling interest value adjustments referenced above.

We reported net income attributable to Eaton Vance Corp. shareholders of $50.2 million, or $0.43 per diluted share, in the third quarter of fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $68.1 million, or $0.55 per diluted share, in the third quarter of fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $51.0 million, or $0.43 per diluted share, in the third quarter of fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $68.3 million, or $0.55 per diluted share, in the third quarter of fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $28.3 million, or 9 percent, due to a decrease in our annualized effective fee rate to 62 basis points in the third quarter of fiscal 2012 from 65 basis points in the third quarter of fiscal 2011. The decrease in our effective fee rate can be primarily attributed to the decline in average fund assets under management that are subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $7.9 million, or 4 percent, reflecting declines in certain distribution, service fee and fund-related expenses and reduced amortization of deferred sales commissions, offset by an increase in other expenses.
•	A $5.7 million decrease in gains and other investment income, reflecting a decrease in investment gains recognized on our seed capital portfolio. A $1.9 million gain was recognized in the third quarter of fiscal 2011 upon the sale of the Company’s equity interest in a non-consolidated CLO entity managed by the Company.
•	An $11.0 million increase in other income (expense) of the Company’s consolidated CLO entity which can be attributed to an improvement in the performance of the consolidated CLO entity.
•	A decrease in income taxes of $8.9 million, or 21 percent, reflecting the 14 percent decrease in income before taxes quarter-over-quarter and a decrease in the Company’s effective tax rate for the quarter. The decrease in the Company’s effective tax rate can be attributed to higher consolidated CLO entity income that is allocated to other beneficial interest holders and therefore not subject to tax in the Company’s provision.
•	An $11.6 million increase in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting the increase in net gains recognized by the Company’s consolidated CLO entity in the third quarter of fiscal 2012 that are allocated to other beneficial interest holders.

Weighted average diluted shares outstanding decreased by 6.0 million shares, or 5 percent, primarily reflecting a decrease in both the number of weighted average shares outstanding and in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $150.3 million, or $1.27 per diluted share, in the first nine months of fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $168.1 million, or $1.35 per diluted share, in the first nine months of fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $160.3 million, or $1.35 adjusted earnings per diluted share, in the first nine months of fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $189.4 million, or $1.52 adjusted earnings per diluted share, in the first nine months of fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $52.1 million, or 5 percent, primarily due to a decrease in our annualized effective fee rate to 62 basis points in the first nine months of fiscal 2012 from 65 basis points in the first nine months of fiscal 2011. The decrease in our annualized effective fee rate can be primarily attributed to the decline in average fund assets under management that are subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $17.2 million, or 3 percent, reflecting declines in certain distribution and service fee expenses and reduced amortization of deferred sales commissions, partly offset by an increase in fund-related and other expenses.
•	A decrease of $8.5 million, or 40 percent, in gains and other investment income due to a decrease in investment gains recognized on our seed capital portfolio and a decrease in income earned by our consolidated funds. A $5.5 million gain and a $1.9 million gain were recognized in the first nine months of fiscal 2011 upon the sale of the Company’s equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management”) and its equity interest in a non-consolidated CLO entity, respectively. We recognized $2.4 million of gain related to the Lloyd George Management sale in the first nine months of fiscal 2012, representing additional settlement payments received during the period.
•	A $38.4 million increase in other income (expense) of the Company’s consolidated CLO entity, reflecting larger gains recognized by the entity in the first nine months of fiscal 2012 as a result of changes in the fair value of the note obligations issued by the entity to beneficial interest holders partially offset by an increase in interest distributions to subordinated note holders of the entity.
•	A decrease in income taxes of $14.4 million, or 12 percent, reflecting the 2 percent decrease in income before taxes and a decrease in the Company’s effective tax rate period-over-period. The decrease in the Company’s effective tax rate period-over-period can be attributed to the increase in consolidated CLO entity income that is allocated to other beneficial interest holders and therefore not subject to the Company’s tax provision.
•	A decrease in equity in net income of affiliates of $1.0 million, or 38 percent, primarily reflecting a reduction in the net income of a private equity partnership in which the Company invests.
•	An increase in net income attributable to non-controlling and other beneficial interest holders of $26.1 million, primarily reflecting an increase in the net gains recognized by the Company’s consolidated CLO entity that are borne by other beneficial interest holders, partially offset by a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding decreased by 6.5 million shares, or 5 percent, primarily reflecting a decrease in both the number of weighted average shares outstanding and the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 62 basis points in both the third quarter and first nine months of fiscal 2012 compared to 65 basis points in both the third quarter and first nine months of fiscal 2011. The decrease in our average overall effective fee rate can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Investment advisory and administrative fees	$244,655	$262,067	-7%	$732,995	$756,471	-3%
Distribution and underwriter fees	22,066	26,432	-17%	67,132	79,900	-16%
Service fees	30,760	37,426	-18%	95,124	111,249	-14%
Other revenue	1,290	1,131	14%	3,896	3,663	6%
Total revenue	$298,771	$327,056	-9%	$899,147	$951,283	-5%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 82 percent of total revenue in the third quarter and first nine months of fiscal 2012 compared to 80 percent for the third quarter and first nine months of fiscal 2011.

The decrease in investment advisory and administrative fees of 7 percent, or $17.4 million, in the third quarter of fiscal 2012 from the same period a year earlier can be primarily attributed to a shift in product mix. Fund assets, which had an average effective fee rate of 66 basis points in both the third quarter of fiscal 2012 and 2011, decreased to 57 percent of total assets under management on July 31, 2012 from 61 percent of total assets under management on July 31, 2011, while separately managed account assets, which had an average effective fee rate of 30 basis points in both the third quarter of fiscal 2012 and 2011, increased to 43 percent of total assets under management on July 31, 2012 from 39 percent of total assets under management on July 31, 2011.

The decrease in investment advisory and administrative fees of 3 percent, or $23.5 million, in the first nine months of fiscal 2012 over the same period a year earlier can be primarily attributed to the shift in product mix discussed above.

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

Distribution plan payments decreased 16 percent, or $3.9 million, to $20.0 million in the third quarter of fiscal 2012 from the same period a year earlier, reflecting decreases in average Class A, Class B, Class C, Class R and certain private equity fund assets subject to distribution fees. Class A share distribution fees decreased by 28 percent to $0.2 million, reflecting a decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 50 percent, or $1.8 million, to $1.8 million, reflecting a decrease in average Class B share assets under management. Class B shares were closed to new investment in the first quarter of fiscal 2012. Class C share distribution fees decreased by 9 percent, or $1.7 million, to $16.9 million, reflecting a decrease in average Class C share assets under management. Class R share distribution fees decreased by 27 percent, or $0.1 million, to $0.2 million, reflecting a decrease in average Class R share assets under management. Private fund distribution fees decreased by 19 percent, or $0.2 million, to $0.9 million, reflecting a decrease in average privately offered equity fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $2.1 million in the third quarter of fiscal 2012, a decrease of 18 percent, or $0.5 million, from the same period a year earlier, primarily reflecting a decrease of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Distribution plan payments decreased 15 percent, or $11.1 million, to $60.8 million in the first nine months of fiscal 2012 from the same period a year earlier, reflecting decreases in average Class A, Class B, Class C, Class R and certain privately offered equity fund assets subject to distribution fees. Class A share distribution fees decreased by 16 percent to $0.5 million, reflecting a decrease in average Class A share assets that are subject to distribution fees. Class B share distribution fees decreased by 49 percent, or $5.5 million, to $5.8 million, reflecting a decrease in average Class B share assets under management. Class C share distribution fees decreased by 8 percent, or $4.7 million, to $50.8 million, reflecting a decrease in average Class C share assets under management. Class R share distribution fees decreased by 20 percent, or $0.2 million, to $0.7 million, reflecting a decrease in average Class R share assets under management subject to distribution fees. Private fund distribution fees decreased by 17 percent, or $0.6 million, to $3.0 million, reflecting a decrease in average private fund assets subject to distribution fees. Underwriter fees and other distribution income totaled $6.4 million in the first nine months of fiscal 2012, a decrease of 21 percent, or $1.7 million, from the same period a year earlier, reflecting a decrease of $1.1 million in contingent deferred sales charges received on certain Class A share redemptions and a decrease of $0.6 million in underwriter fees received on sales of Class A shares.

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

Service fee revenue decreased 18 percent, or $6.7 million, to $30.8 million in the third quarter of fiscal 2012 from the same period a year earlier, primarily reflecting a 16 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue decreased 14 percent, or $16.1 million, to $95.1 million in the first nine months of fiscal 2012 from the same period a year earlier, primarily reflecting a 13 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees and sublease income increased by $0.2 million in the third quarter and first nine months of fiscal 2012 from the same periods a year ago, primarily reflecting increases in sub-transfer agent fees.

Expenses

Operating expenses decreased by 4 percent, or $7.9 million, in the third quarter of fiscal 2012 from the same period a year earlier and by 3 percent, or $17.2 million, in the first nine months of fiscal 2012 from the same period a year earlier, reflecting declines in distribution and service fee expense and reduced amortization of deferred sales commissions, offset by increases in other expenses as more fully described below.

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Compensation and related costs:
Cash compensation	$81,135	$82,059	-1%	$245,940	$248,528	-1%
Stock-based compensation	13,565	12,654	7%	43,009	40,392	6%
Total compensation and related costs	94,700	94,713	0%	288,949	288,920	0%
Distribution expense	32,670	33,733	-3%	97,958	100,087	-2%
Service fee expense	28,165	32,222	-13%	84,926	94,331	-10%
Amortization of deferred sales commissions	4,593	8,503	-46%	15,946	28,496	-44%
Fund expenses	7,205	8,099	-11%	20,446	17,660	16%
Other expenses	36,422	34,359	6%	104,275	100,205	4%
Total expenses	$203,755	$211,629	-4%	$612,500	$629,699	-3%

Compensation and related costs

Compensation expense was substantially unchanged in the third quarter of fiscal 2012 versus the same quarter a year earlier, reflecting increases in base salaries and employee benefits, stock-based compensation and other compensation, offset by a decrease in sales-based and operating income-based incentives. Base compensation and employee benefits increased by 6 percent, or $2.3 million, primarily reflecting increases in base compensation associated with a 4 percent increase in headcount, annual merit increases and increases in the cost of employee benefits and payroll taxes. Stock-based compensation increased by 7 percent, or $0.9 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2012. Other compensation increased by $1.0 million, primarily reflecting higher severance costs. Sales-based incentives decreased by 11 percent, or $1.3 million, primarily reflecting a decrease in gross long-term sales, which drive sales-based incentives. Operating income-based incentives decreased by 9 percent, or $2.8 million, primarily reflecting a decrease in pre-bonus adjusted operating-income, which drives operating income-based incentives.

Compensation expense was substantially unchanged in the first nine months of fiscal 2012 from the same period a year earlier, reflecting increases in base salaries and employee benefits, stock-based compensation and other compensation offset by a decrease in sales-based and operating income-based incentives. Base salaries and employee benefits increased by 6 percent, or $6.9 million, primarily reflecting increases in base salaries associated with a 4 percent increase in headcount, annual merit increases and an increase in the cost of employee benefits and payroll taxes associated with the increased headcount. Stock-based compensation increased by 6 percent, or $2.6 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2012. Other compensation increased by $2.5 million, primarily reflecting an increase in severance costs. Sales-based incentives decreased by 22 percent, or $9.3 million, reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rates and a decrease in gross long-term sales. Operating income-based incentives decreased by 3 percent, or $2.8 million, primarily reflecting a decrease in pre-bonus adjusted operating income, which drives operating income-based incentives.

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

Distribution expense decreased by 3 percent, or $1.1 million, in the third quarter of fiscal 2012 from the same quarter a year earlier, primarily reflecting decreases in marketing expenses associated with intermediary marketing support payments offset by an increase in discretionary marketing expenses. Marketing expenses associated with intermediary marketing support payments to our distribution partners decreased by 17 percent, or $1.8 million, to $8.9 million in the third quarter of fiscal 2012 versus the same period a year earlier, reflecting the overall decrease in sales and average managed assets that are subject to these arrangements. Class A share commissions decreased by 37 percent, or $0.5 million, to $0.9 million, reflecting a decrease in certain Class A sales on which we pay a commission. Closed-end fund dealer compensation payments decreased by 4 percent, or $0.2 million, to $4.2 million in the third quarter of fiscal 2012, reflecting a decrease in average assets under management subject to those arrangements. Other distribution expenses increased by 30 percent, or $1.1 million, to $4.6 million in the third quarter of fiscal 2012, reflecting increases in discretionary marketing and other promotional expenses. Class C share distribution fees increased by 3 percent, or $0.4 million, to $13.9 million in the third quarter of fiscal 2012, reflecting an increase in Class C share assets held more than one year on which these fees are paid.

Distribution expense decreased by 2 percent, or $2.1 million, to $98.0 million in the first nine months of fiscal 2012 from the same period a year earlier, primarily reflecting decreases in marketing expenses associated with intermediary marketing support payments, Class A share commissions and compensation arrangements associated with our closed-end funds, partially offset by an increase in Class C share distribution fees and other marketing expenses. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners decreased by 11 percent, or $3.5 million, to $27.6 million in the first nine months of fiscal 2012 from the same period a year earlier, reflecting the overall decrease in sales and average managed assets that are subject to these arrangements. Class A share commissions decreased by 21 percent, or $1.0 million, to $3.8 million, reflecting a decrease in certain Class A sales on which we pay a commission. Compensation arrangements associated with our closed-end funds decreased by 3 percent, or $0.4 million, to $12.6 million in the first nine months of fiscal 2012, reflecting a decrease in closed-end fund assets subject to those arrangements. Class C share distribution fees increased by 7 percent, or $2.7 million, to $41.3 million in the first nine months of fiscal 2012, reflecting an increase in Class C share assets held more than one year on which these fees are paid. Other distribution expenses increased by 1 percent, or $0.1 million, to $12.6 million in the first nine months of fiscal 2012, primarily reflecting increases in discretionary marketing and other promotional expenses.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense decreased by 13 percent, or $4.1 million, in the third quarter of fiscal 2012 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees as a result of the ongoing shift to low or no-service fee share classes. Service fee expense decreased by 10 percent, or $9.4 million, in the first nine months of fiscal 2012 from the same period a year earlier, also reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 46 percent, or $3.9 million, in the third quarter of fiscal 2012 from the same period a year earlier, reflecting a decrease in average Class B shares, Class C shares and privately offered fund deferred sales commissions. In the third quarter of fiscal 2012, 27 percent of total amortization related to Class B shares, 61 percent to Class C shares and 12 percent to privately offered equity funds. In the third quarter of fiscal 2011, 19 percent of total amortization related to Class B shares, 68 percent to Class C shares and 13 percent to privately offered equity funds.

Amortization expense decreased 44 percent, or $12.6 million, in the first nine months of fiscal 2012 compared to the same period a year earlier, reflecting a decrease in average Class B share, Class C share and privately offered fund deferred sales commissions.

Fund expenses

Fund expenses consist primarily of fees paid to subadvisors, compliance costs and other fund-related expenses we incur. Fund expenses decreased 11 percent, or $0.9 million, in the third quarter of fiscal 2012 from the same period a year earlier, reflecting decreases in subadvisory fees paid partially offset by increased non-advisory expenses borne by us on certain funds for which we are paid an all-in fee. Fund expenses increased 16 percent or $2.8 million, in the first nine months of fiscal 2012 over the same period a year earlier due to higher subsidies provided to startup and other small funds to enhance their cost competitiveness and increased non-advisory expenses borne by us on certain funds for which we are paid an all-in fee.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, consulting, communications and other corporate expenses, including the amortization of intangible assets.

Other expenses increased by 6 percent, or $2.1 million, in the third quarter of fiscal 2012 from the same period a year earlier, primarily reflecting increases in professional services of $0.8 million, travel expenses of $0.6 million, facilities-related expenses of $0.4 million, information technology expense of $0.2 million and other corporate expenses of $0.2 million, partially offset by a decrease in communication expense of $0.2 million. The increase in professional services can be attributed to an increase in recruiting expenses and various corporate engagements. The increase in travel expense can be attributed to an increase in general travel accruals. The increase in facilities-related expenses can be attributed to an increase in rent and building expenses. The increase in information technology expense can be attributed to an increase in system maintenance and repairs reflecting an on-going investment in systems and platforms to support the Company’s products and infrastructure initiatives. The increase in other corporate expenses reflects increases in charitable giving and other corporate taxes. The decrease in communications expense can be primarily attributed to a decrease in telephone and cable expense and general office supplies.

Other expenses increased by 4 percent, or $4.1 million, in the first nine months of fiscal 2012 from the same period a year earlier, primarily reflecting increases in professional services of $1.7 million, facilities-related expenses of $0.9 million, information technology expense of $0.9 million, other corporate expenses of $0.6 million and travel expense of $0.4 million, offset by a decrease in communications expense of $0.4 million. The increase in professional services can be primarily attributed to an increase in recruiting expenses, general corporate engagements and external legal counsel fees related to various corporate initiatives. The increase in facilities-related expenses can be attributed to an increase in building expenses and depreciation expense offset by a decrease in insurance expense. The increase in information technology expense can be attributed to an increase in system maintenance and repairs reflecting an on-going investment in systems and platforms to support the Company’s product and infrastructure initiatives. The increase in other corporate expense reflects increases in general corporate bank fees. The increase in travel expense can be attributed to an increase in hotel and air travel costs. The decrease in communications expense can be primarily attributed to a decrease in telephone and cable expense.

Non-operating Income (Expense)

	Three Months Ended July 31,			Nine Months Ended July 31,
(in thousands)	2012	2011	% Change	2012	2011	% Change
Gains and other investment income, net	$1,927	$7,594	-75%	$12,900	$21,406	-40%
Interest expense	(8,525)	(8,414)	1%	(25,350)	(25,239)	0%
Other income (expense) of consolidated CLO entity:
Gains (losses) and other investment income, net	12,872	1,454	785%	32,047	(9,695)	NM
Interest expense	(4,399)	(3,999)	10%	(12,844)	(9,546)	35%
Total non-operating income (expense)	$1,875	$(3,365)	NM	$6,753	$(23,074)	NM

Gains and other investment income decreased 75 percent and 40 percent in the third quarter and first nine months of fiscal 2012, respectively, compared to the same periods a year ago, reflecting a decrease in investment gains recognized on our seed capital investments for both periods presented and a decrease in interest and dividend income earned by our consolidated funds over the nine month period. In the first nine months of fiscal 2012, we recognized $2.4 million of investment gains related to the April 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the first quarter of fiscal 2012. We recognized a $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company in the third quarter of fiscal 2011 and a $5.5 million gain upon the sale of the Company’s equity investment in Lloyd George Management in April 2011.

Interest expense was substantially unchanged from fiscal 2011 for both the three-and-nine month periods, reflecting constant levels of interest accrued on our fixed-rate senior notes.

Net income of our consolidated CLO entity totaled $8.4 million and $18.9 million in the third quarter and first nine months of fiscal 2012, respectively, representing $8.5 million and $19.2 million of other income partly offset by $0.1 million and $0.3 million of other operating expenses, respectively. Approximately $7.5 million and $16.4 million of the total $8.4 million and $18.9 million consolidated CLO entity net income was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income of the entity. The remaining $0.9 million and $2.5 million for the third quarter and first nine months of fiscal 2012, respectively, was included in net income attributable to Eaton Vance Corp. shareholders, representing the Company’s proportionate interest in the net income of the entity and management fees earned.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 35.5 percent and 35.7 percent in the third quarter and first nine months of fiscal 2012, respectively, compared to 38.7 percent and 39.9 percent in the third quarter and first nine months of fiscal 2011. The decrease in our overall effective tax rate in the third quarter and first nine months of fiscal 2012 from the same period a year ago can be primarily attributed to higher consolidated CLO entity income allocated to other beneficial interest holders and therefore not subject to the Company’s tax provision.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter of fiscal 2012 primarily reflects our 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor, notably Eaton Vance Parametric Structured Currency Fund, Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund and AGF Floating Rate Income Fund. Equity in net income of affiliates, net of tax, was substantially unchanged in the third quarter of fiscal 2012 versus the same quarter a year earlier. Equity in net income of affiliates, net of tax, decreased by $1.0 million, or 38 percent, in the first nine months of fiscal 2012 from the same period a year earlier due to a decrease in the net income of the private equity partnership, a decrease in the number of sponsored funds in which we maintain equity investments and the sale of our equity interest in Lloyd George Management in the second quarter of fiscal 2011.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests increased by $11.6 million in the third quarter of fiscal 2012 from the same period a year earlier, reflecting an $11.0 million increase in net income attributable to other beneficial interest holders in the Company’s consolidated CLO entity, a $0.2 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries and a $0.6 million increase in non-controlling interest value adjustments related to our majority-owned subsidiaries, offset by a $0.1 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Net income attributable to non-controlling and other beneficial interests increased by $26.1 million in the first nine months of fiscal 2012 from the same period a year earlier, reflecting a $38.5 million increase in net income attributable to other beneficial interest holders in the Company’s consolidated CLO entity and a $1.4 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries, offset by an $11.3 million decrease in non-controlling interest value adjustments related to our majority-owned subsidiaries, primarily related to Parametric Portfolio Associates LLC (“Parametric Portfolio Associates”) and Parametric Risk Advisors, and a $2.5 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

In the first nine months of fiscal 2012, the non-controlling interest value adjustments related to Parametric Portfolio Associates and Parametric Risk Advisors totaled $7.9 million and $1.5 million, respectively, compared to adjustments of $19.1 million and $2.4 million, respectively, in the first nine months of fiscal 2011.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on July 31, 2012 and October 31, 2011 and for the nine months ended July 31, 2012 and 2011.

Balance Sheet and Cash Flow Data

(in thousands)	July 31, 2012	October 31, 2011
Balance sheet data:
Assets:
Cash and cash equivalents	$600,182	$510,913
Investment advisory fees and other receivables	127,303	130,525
Total liquid assets	$727,485	$641,438
Investments	$285,986	$287,735
Liabilities:
Debt	$500,000	$500,000

	Nine Months Ended July 31,
(in thousands)	2012	2011
Cash flow data:
Operating cash flows	$144,788	$123,672
Investing cash flows	55,258	105,828
Financing cash flows	(110,558)	(35,479)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 51 percent and 48 percent of total assets attributable to Eaton Vance Corp. shareholders on July 31, 2012 and October 31, 2011, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $86.0 million increase in liquid assets in the first nine months of fiscal 2012 primarily reflects net cash provided by operating activities of $144.8 million, net proceeds from the sale of available-for-sale securities of $51.0 million, net inflows into consolidated funds from non-controlling interest holders of $27.1 million and proceeds from the issuance of Non-Voting Common Stock of $22.8 million, partly offset by the payment of $66.0 million of dividends to shareholders, the repurchase of $76.6 million of Non-Voting Common Stock, the purchase of $2.9 million of equipment and leasehold improvements, $12.3 million in contingent payments to the sellers of Tax-Advantaged Bond Strategies (“TABS”) in the second quarter of fiscal 2012 and $19.9 million in payments to acquire additional interests in our majority-owned subsidiaries in the third quarter of fiscal 2012.

On July 31, 2012, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due in 2017. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. On July 31, 2012, we had no borrowings under our revolving credit facility. We were in compliance with all debt covenants as of July 31, 2012.

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

Recoverability of our Investments

Our $286.0 million of investments as of July 31, 2012 consisted primarily of positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. These investments are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at July 31, 2012.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2012 that would indicate that an impairment loss exists at July 31, 2012.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2012 that would indicate that an impairment loss exists at July 31, 2012.

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

Cash provided by operating activities totaled $144.8 million in the first nine months of fiscal 2012, an increase of $21.1 million from $123.7 million of cash provided by operating activities in the first nine months of fiscal 2011. The increase in net cash provided by operating activities year-over-year primarily reflects a net increase of $128.1 million related to timing differences in the cash settlement of other assets and liabilities, offset by the receipt of a federal income tax refund of $85.0 million in the first nine months of fiscal 2011.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $55.3 million in the first nine months of fiscal 2012 compared to $105.8 million in the first nine months of fiscal 2011. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease in proceeds from net sales of available-for-sale investments in the first nine months of fiscal 2012.

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

Cash used for financing activities totaled $110.6 million in the first nine months of fiscal 2012 compared to $35.5 million in the first nine months of fiscal 2011. In the first nine months of fiscal 2012, we paid $19.9 million to acquire additional interests in our majority-owned subsidiaries, repurchased and retired approximately 3.0 million shares of our Non-Voting Common Stock for $76.6 million under our authorized repurchase programs and issued 2.5 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $22.8 million. We have authorization to purchase an additional 5.0 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.57 in the first nine months of fiscal 2012, compared to $0.54 in the first nine months of fiscal 2011. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

The following table details our future contractual obligations as of July 31, 2012:

	Payments due
(in millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases – facilities and equipment(1)	$400	$20	$41	$39	$300
Senior notes	500	—	—	—	500
Interest payment on senior notes	179	33	65	65	16
Investment in private equity partnership	1	—	1	—	—
Unrecognized tax benefits(2)	10	—	10	—	—
Total	$1,090	$53	$117	$104	$816
Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$500	$—	$—	$—	$500
Interest payments on senior notes	25	4	7	8	6
Total contractual obligations of consolidated CLO	$525	$4	$7	$8	$506

(1)	Minimum payments have not been reduced by minimum sublease rentals of $3.6 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership managed by a third party that invests in companies in the financial services industry. As of July 31, 2012, we had invested $13.9 million of the maximum $15.0 million of committed capital. This remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2012. We have recorded the current quarter change in the redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $113.1 million on July 31, 2012 compared to $100.8 million on October 31, 2011.

Redeemable non-controlling interests as of July 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $45.1 million, non-controlling interests in Parametric Portfolio Associates, Parametric Risk Advisors and Atlanta Capital Management redeemable at other than fair value and subject to put and call options of $33.7 million, $8.7 million and $21.4 million, respectively, and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric Portfolio Advisors and Atlanta Capital Management of $2.0 million and $2.2 million, respectively.

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

In April 2012, the non-controlling interest holders of Parametric Portfolio Associates exercised a put option requiring the Company to purchase an additional interest in Parametric Portfolio Associates for $17.0 million. The transaction increased our ownership interest from 94.8 percent to 96.6 percent when the payment was made in May. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In June 2012, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell an additional interest in Parametric Risk Advisors for $2.9 million. The transaction increased our ownership interest from 60 percent to 70 percent when the payment was made in July. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

On August 6, 2012, we completed our purchase of a 49 percent interest in Hexavest, Inc. (“Hexavest”), a Quebec corporation providing discretionary investment management of equity and tactical asset allocation strategies to institutional clients in Canada, the United States, Europe and the Asia Pacific region. Following the closing, the employee shareholders of Hexavest continue to control and direct its operations. The Company is assuming primary responsibility for Hexavest’s new business development outside of Canada.

At closing we paid $192.7 million to acquire the 49 percent interest, sourced from cash on hand. The Company will be obligated to make additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. We will have the option to acquire an additional 26 percent interest in Hexavest during a sixty-day period in 2017. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of these payments cannot be predicted with certainty, we anticipate they may be a significant use of cash in future years.

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

Accounting Developments

Testing intangibles for impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) updated the indefinite-lived asset impairment testing guidance. Under the amended guidance, a reporting entity may elect to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The Company is still in the process of determining whether or not it will make this election. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Testing goodwill for impairment

In September 2011, the FASB issued an amendment to the existing goodwill impairment guidance. The terms of the amendment permit a reporting entity to first assess qualitative factors to determine whether it is necessary to perform step one of the two-step goodwill impairment test. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The Company is still in the process of determining whether or not it will make this election. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2011.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2012. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

The following is an update to Part I, “Item 1A – Risk Factors” contained in our Form 10-K for the year ended October 31, 2011.

We may elect to pursue growth in the United States and abroad through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities. Our growth strategy is based in part on the selective development or acquisition of asset management businesses, advisory businesses, distribution or other businesses complementary to our business that we believe will add value to our business and generate positive net returns. This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company's competitive position in the investment management industry. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction. As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions. In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2012:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2012 through May 31, 2012	122,104	$26.21	122,104	5,822,293
June 1, 2012 through June 30, 2012	271,726	$25.79	271,726	5,550,567
July 1, 2012 through July 31, 2012	552,254	$26.63	552,254	4,998,313
Total	946,084	$26.34	946,084	4,998,313

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP. (Registrant)

DATE: September 5, 2012

/s/ Laurie G. Hylton (Signature) Laurie G. Hylton Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)