Form 10-K
period 2012-10-31
EATON VANCE CORP
filed 2012-12-21
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $26.30 on April 30, 2012 on the New York Stock Exchange was $2,926,518,921. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2012
Non-Voting Common Stock, $0.00390625 par value	115,878,384
Voting Common Stock, $0.00390625 par value	413,167

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2012

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-K regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “ may,” “will,” “could,” “anticipate,” “plan,” “continue,” “project,” “intend,” “estimate,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in Item 1A, “Risk Factors.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 1. Business

General

Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a powerful marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including currency and commodity-based investments and a spectrum of absolute return strategies. As of October 31, 2012, we had $199.5 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advisory channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker-dealers, independent broker-dealers, independent financial advisors, banks and insurance companies. We support these distribution partners with a team of approximately 135 sales professionals covering U.S. and international markets.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. We manage investments for a broad range of clients in the institutional and high-net-worth global marketplace, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

We conduct our investment management business through six wholly owned subsidiaries, Eaton Vance Management (“EVM”), Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”), Eaton Vance Trust Company (“EVTC”), and Fox Asset Management LLC (“Fox Asset Management”), and three other consolidated subsidiaries, Atlanta Capital Management Company, LLC (“Atlanta Capital”), Parametric Portfolio Associates LLC (“Parametric”) and Parametric Risk Advisors LLC (“Parametric Risk Advisors”), each with a unique range of investment capabilities and one or more distinctive investment styles. EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker-dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited, (“EVMIA”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets and sells our products in Asia Pacific. We are headquartered in Boston, Massachusetts. Our affiliates and subsidiaries have offices in Atlanta, Georgia; Shrewsbury, New Jersey; Seattle, Washington; Westport, Connecticut; New York, New York; London, England; Singapore and Australia. Our sales representatives operate throughout the United States, and in Europe, Asia Pacific and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Company History and Development

We have been in the investment management business for eighty-eight years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Eaton Vance Corp. was incorporated in Maryland in 1990. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for U.S. and international institutional and high-net-worth investors.

In fiscal 2001 we acquired controlling interests in Atlanta Capital and Fox Asset Management, investment management firms focusing, respectively, on growth and value equity investment styles. In fiscal 2003, we acquired a controlling interest in Parametric, a leader in rules-based portfolio management. Parametric offers three principal products: core equity investment portfolios that seek to outperform client-specified benchmarks on an after-tax basis through active tax management; centralized portfolio management for multi-strategy accounts utilizing proprietary technology to implement multi-manager portfolios with consolidated trading, reporting and tax management; and rules-based active portfolio management, with a primary focus on emerging market equity. Parametric’s clients include family offices, individual high-net-worth investors, financial intermediaries, institutional investors, sovereign wealth funds and mutual funds.

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

In fiscal 2007, Parametric merged Parametric Risk Advisors, a newly formed Parametric-affiliate, with Managed Risk Advisors, LLC, an investment management and derivatives investment advisory firm based in Westport, Connecticut. The merger expanded Parametric’s rules-based portfolio management offerings to include investment programs utilizing equity and equity index options and other derivatives.

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

In November 2010, we acquired the assets of Managed ETFs LLC, an intellectual property company holding issued and pending patents relating principally to a method for trading exchange-traded funds (“ETFs”) based on a reference future net asset value (“NAV”) of the fund. Under the proposed NAV-based trading process, fund shares are purchased and sold on an exchange throughout the day at market-determined spreads to the fund’s ending NAV on that day.

In October 2011, we announced the formation of a wholly owned subsidiary, Navigate Fund Solutions LLC (“Navigate Fund Solutions”), to commercialize NAV-based trading of ETFs and develop exchange-traded managed funds (“ETMFs”). ETMFs, as proposed, are actively managed exchange-traded funds utilizing NAV based-trading. ETMFs seek to provide the shareholder protections and operating efficiencies of the ETF structure to active investment strategies, while maintaining the confidentiality of portfolio trading information. ETMFs eliminate the need for portfolio transparency to achieve tight trading markets in fund shares by utilizing NAV-based trading. Compared to conventional actively managed mutual funds, ETMFs endeavor to provide consistently lower expenses and consistently improved performance and tax efficiency. Navigate Fund Solutions is in the process of pursuing U.S. regulatory approval of ETMFs and NAV-based trading, the timing and likelihood of which is uncertain. If approved, Navigate Fund Solutions intends to pursue a two-part commercialization strategy: first, launching a family of Eaton Vance-sponsored ETMFs that mirror existing mutual funds, and second, licensing the associated intellectual property to other fund groups.

In August 2012, we completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment adviser that provides discretionary investment management of equity and tactical asset allocation strategies to institutional clients in Canada, the United States, Europe, and the Asia Pacific region. Subsequent to closing, the employee shareholders of Hexavest continue to control and direct its operations. We have assumed primary responsibility for Hexavest’s new business development outside of Canada and have the option to acquire an additional 26 percent interest in Hexavest in 2017. As of October 31, 2012, Hexavest managed $12.1 billion of assets.

In November 2012, Parametric announced the signing of a definitive agreement to acquire the business of The Clifton Group Investment Management Company (“Clifton Group”). Based in Minneapolis, Minnesota, Clifton Group specializes in providing futures- and options-based overlay services and custom risk management solutions to institutional investors. Clifton Group’s overlay services enable clients to add, remove or hedge market exposures in a transparent and efficient manner without disrupting underlying holdings. Following the closing, Clifton Group will be organized as a division of Parametric and will maintain its current leadership.

Completion of the transaction is expected on or about December 31, 2012 and is subject to customary closing conditions. As of October 31, 2012, Clifton Group managed $33.5 billion of funded and overlay assets on behalf of approximately 180 institutional clients.

Sponsored Investment Products

We provide investment advisory services to funds, high-net-worth separate accounts, institutional separate accounts and retail managed accounts across a broad range of equity, fixed and floating-rate income, and alternative investment mandates. The following tables show assets under management by vehicle and investment mandate for the dates indicated:

	Ending Assets Under Management by Vehicle at October 31,
(in millions)	2012	2011	2010

Fund assets:
Open-end funds	$72,189	$72,221	$73,567
Closed-end funds	23,217	22,749	24,032
Private funds	18,012	17,404	17,518
Total fund assets	113,418	112,374	115,117
Separate account assets:
Institutional accounts	43,338	38,003	34,593
High-net-worth accounts	15,036	13,256	11,883
Retail managed accounts	27,716	24,571	23,650
Total separate account assets	86,090	75,830	70,126
Total	$199,508	$188,204	$185,243

	Ending Assets Under Management by Investment Mandate at October 31,
(in millions)	2012	2011	2010

Equity	$111,096	$108,859	$107,500
Fixed income	49,003	43,708	46,119
Floating-rate income	26,388	24,322	20,003
Alternative(1)	12,852	10,646	10,482
Cash management	169	669	1,139
Total	$199,508	$188,204	$185,243

(1)	The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments.

Open-end funds represented 36 percent of our total assets under management on October 31, 2012, while closed-end and private funds represented 12 percent and 9 percent, respectively. Institutional, high-net-worth and retail managed account assets represented 22 percent, 7 percent and 14 percent of total assets under management, respectively, on October 31, 2012. As shown in the table above, our asset base is broadly diversified, with 56 percent of total assets under management in equity mandates, 25 percent in fixed income mandates, 13 percent in floating-rate income mandates and 6 percent in alternative mandates on October 31, 2012. This diversification provides us the opportunity to address a wide range of investor needs and to offer products and services suited for various market environments.

We are a leading provider of tax-managed equity funds, municipal income funds and tax-efficient equity and income separate accounts. We have developed and implemented a range of strategies for investors seeking to minimize the effect of taxes on their investment returns, and are a market leader in this area. As of October 31, 2012, we managed $80.9 billion in funds and accounts managed for after-tax returns.

Open-end Funds

As of October 31, 2012, we managed 108 open-end funds, including 10 tax-managed equity funds, 36 non-tax-managed equity funds, 32 state and national municipal income funds, 14 taxable fixed income and cash management funds, 5 floating-rate bank loan funds and 11 alternative funds.

As noted above, we are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $6.8 billion in open-end tax-managed equity fund assets under management on October 31, 2012. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, small-cap value, small-cap, international, emerging markets, equity asset allocation, equity option and global dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend income funds, international, global and emerging markets funds and sector-specific funds. Also included in the category are 4 hybrid funds that generally hold both equities and income securities. Assets under management in non-tax-managed equity funds totaled $20.3 billion on October 31, 2012.

With two distinct municipal teams, one in Boston and the TABS group in New York, we offer one of the broadest municipal income fund families in the industry, with 9 national and 23 state-specific funds in 20 different states. As of October 31, 2012, we managed $11.8 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income asset classes, including mortgage-backed securities, high-grade bonds, high-yield bonds and cash instruments. Assets under management in open-end taxable income funds totaled $11.3 billion on October 31, 2012.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $13.1 billion on October 31, 2012.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency- linked investments. In fiscal 2010 we experienced strong net flows into our flagship absolute return fund, Eaton Vance Global Macro Absolute Return Fund, until closing the fund to new investors on October 1, 2010 due to concerns about investment capacity. Largely as the result of investments in our infrastructure and the further developments of the markets in which this fund invests, we were able to reopen the fund to new investors in October 2011. We currently offer 5 absolute return funds in the U.S. and a version of the global macro strategy that we sell to fund investors outside of the United States. Assets under management in alternative funds totaled $8.9 billion on October 31, 2012.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $378.3 million at October 31, 2012.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2012, managed assets in our funds sold outside the U.S. totaled $2.9 billion.

As of October 31, 2012, 26 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including 7 equity and 19 income funds. A good source of performance-related information and overall performance history of our funds is the Company’s website, www.eatonvance.com. On the Company’s website, investors can obtain the most current publicly available information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, historical performance, expenses and MorningstarTM ratings.

Closed-end Funds

Our family of closed-end funds includes 20 municipal bond funds, 10 domestic and global equity income funds, 3 bank loan funds, 2 multi-sector income funds and 2 alternative strategy funds. As of October 31, 2012, we managed $23.2 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

In fiscal 2008, consistent with broad market experience, our closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have taken action to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings and through creation of tender option bonds by certain municipal funds. As of October 31, 2012, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke, a reduction of 78 percent. We continue to work to develop and implement replacement financing solutions to our funds’ remaining APS.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader in the types of privately offered equity funds in which we specialize, with $9.0 billion in assets under management as of October 31, 2012. We also offer equity, floating-rate bank loan and fixed income funds to institutional investors. Assets under management in institutional equity, bank loan and fixed income funds, which include cash instrument collateralized loan obligation (“CLO”) entities, collective trusts and leveraged and unleveraged loan funds, totaled $9.0 billion as of October 31, 2012, including $2.2 billion of assets in CLO entities.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including foundations, endowments and retirement plans for individuals, corporations and municipalities. Our diversity of investment capabilities allows us to offer institutional investors products across a broad spectrum of equity and fixed and floating-rate income management styles. Our broad expertise provides us the opportunity to customize solutions that help meet our clients’ complex investment needs.

During fiscal 2005 we chartered a non-depository trust company, EVTC, and used this as a platform to launch a series of commingled investment vehicles tailored to meet the needs of smaller institutional clients. The trust company also enables us to expand our presence in the retirement market through participation in qualified plan commingled investment platforms offered in the broker-dealer channel. In addition to management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

Institutional separate account assets under management totaled $43.3 billion at October 31, 2012.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC and Parametric. At EVIC, investment counselors assist our clients in establishing long-term financial programs and implementing strategies for achieving them. In fiscal 2004, we acquired the management contracts of Deutsche Bank’s private investment counsel group in Boston. In fiscal 2005, we acquired the management contracts of Weston Asset Management; in fiscal 2006 we acquired the management contracts of Voyageur Asset Management (MA) Inc.; and in fiscal 2011 we acquired the management contracts of Pelican Investment Management, Inc.

Parametric is a leading manager of tax-efficient core equity portfolios for family offices and high-net-worth individuals. In fiscal 2007, Parametric formed Parametric Risk Advisors to extend Parametric’s offerings for the high-net-worth and family office market to include investment programs that utilize overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets totaled $15.0 billion at October 31, 2012, $4.4 billion of which are managed by EVIC and $10.6 billion of which are managed by Parametric and Parametric Risk Advisors.

Retail Managed Accounts

We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric, Parametric Risk Advisors, TABS and certain strategic partners, and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in more than 60 retail managed account broker-dealer programs. According to Cerrulli Associates, an investment research firm, as of September 30, 2012 Eaton Vance ranked as the fourth largest manager of retail managed account assets. Our retail managed account assets totaled $27.7 billion at October 31, 2012.

Investment Management and Administrative Activities

Our wholly owned subsidiaries EVM and BMR are investment advisers to all but one of the Eaton Vance-sponsored funds. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser to Eaton Vance Worldwide Health Sciences Fund. Certain Eaton Vance funds use investment sub-advisers under agreements between the adviser and the sub-adviser approved by the fund trustees. Richard Bernstein Advisors LLC, an independent investment management company based in New York, New York, acts as sub-adviser to Eaton Vance Richard Bernstein Equity Strategy Fund and Eaton Vance Richard Bernstein All Asset Strategy Fund. Armored Wolf, LLC, an independent investment management company based in Aliso Viejo, California, acts as sub-adviser to Eaton Vance Commodity Strategy Fund. Lloyd George Management (BVI) Limited, an investment management company, based in Hong Kong that is a subsidiary of BMO Financial Group, acts as sub-adviser to Eaton Vance Asian Small Companies Fund, Eaton Vance Greater China Growth Fund and Eaton Vance Greater India Fund. AGF Investments America, Inc., a wholly owned subsidiary of AGF Management, Ltd., based in Toronto, Canada, acts as sub-adviser to Eaton Vance Global Natural Resources Fund. Atlanta Capital, Fox Asset Management, Parametric and Parametric Risk Advisors also act as sub-advisers to EVM and BMR for 21 funds.

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

Investment counselors and separate account portfolio managers employed by our wholly owned and other controlled subsidiaries make investment decisions for the separate accounts we manage. Investment counselors and separate account portfolio managers generally use the same research information as fund portfolio managers, but tailor investment decisions to the needs of particular clients. We generally receive investment advisory fees for separate accounts quarterly, based on the value of the assets managed on a particular date, such as the first or last calendar day of a quarter, or, in some instances, on the average assets for the period. These fees generally range from ten to 100 basis points annually of assets under management and the associated advisory contracts are generally terminable upon 30 to 60 days’ notice without penalty.

The following table shows investment advisory and administrative fees earned for the three years ended October 31, 2012, 2011 and 2010 as follows:

	Investment Advisory and Administrative Fees
(in thousands)	2012	2011	2010

Investment advisory fees
Funds	$698,016	$720,509	$631,930
Separate accounts	243,706	227,792	198,666
Administrative fees – funds	46,336	47,921	37,087
Total	$988,058	$996,222	$867,683

Investment Management Agreements and Distribution Plans

The Eaton Vance funds have entered into agreements with EVM or BMR for investment advisory and/or administrative services. Although the specifics of these agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM or BMR provides overall investment management services to each internally advised fund, subject, in the case of Registered Funds, to the supervision of the fund’s board of trustees in accordance with the fund’s investment objectives and policies. Our investment advisory agreements with the funds provide for fees ranging from eight to 125 basis points of average assets annually. Atlanta Capital, Fox Asset Management, Parametric, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds.

EVM provides administrative services to all Eaton Vance funds, including the fund advised by OrbiMed. As administrator, EVM is responsible for managing the business affairs of the funds, subject to the oversight of each fund’s board of trustees. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 50 basis points of average daily net assets. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees.

In addition, certain funds have adopted distribution plans as permitted by the 1940 Act, which provide for payment of ongoing distribution fees (so-called “12b-1 fees”) for the sale and distribution of shares, and service fees for personal and/or shareholder account services. Distribution fees reimburse us for sales commissions paid to financial intermediaries and for distribution services provided. Each distribution plan and distribution agreement with EVD for the Registered Funds is initially approved and its subsequent continuance must be approved annually by the board of trustees of the respective funds, including a majority of the independent trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

Either EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric or Parametric Risk Advisors has entered into an investment advisory agreement for each separately managed account and retail managed account program, which sets forth the account’s investment objectives and fee schedule, and provides for management of assets in the account in accordance with the stated investment objectives. Our separate account portfolio managers may assist clients in formulating investment strategies.

EVTC is the trustee for each collective investment trust and is responsible for designing and implementing the trust’s investment program or overseeing sub-advisors managing the trust’s investment portfolios. As trustee, EVTC also provides certain administrative and accounting services to the trust. For services provided under each trust’s declaration of trust, EVTC receives a monthly fee calculated at an annual rate of up to 105 basis points of average daily net assets of the trust.

EVM has entered into an investment advisory and administrative agreement with The U.S. Charitable Gift Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

Marketing and Distribution of Fund Shares

We market and distribute shares of Eaton Vance funds domestically through EVD. EVD sells fund shares through a network of financial intermediaries, including national and regional broker-dealers, banks, registered investment advisors, insurance companies and financial planning firms. The Eaton Vance International (Ireland) Funds are Undertakings for Collective Investments in Transferable Securities (“UCITS”) funds domiciled in Ireland and sold by EVMI through certain intermediaries to investors who are citizens of member nations of the European Union and other countries outside the United States. The Eaton Vance International (Cayman Islands) Funds are Cayman Island-domiciled funds sold by EVMI and EVD through intermediaries to non-U.S. investors.

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 135 external and internal wholesalers who work closely with investment advisers in the retail distribution network to assist in placing Eaton Vance funds.

EVD currently sells Eaton Vance mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). In the first quarter of 2012, we stopped offering spread-load commission (“Class B”) shares to new investors.

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually on Class A shares. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fee paid to EVD for the first twelve months and pays the distribution and service fee to the dealer after one year.

Class I shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees. For Class I shares, a minimum investment of $250,000 or higher is normally required.

Class R shares are offered at net asset value with no front-end sales charge. Class R shares pay distribution fees of up to 25 basis points and service fees of up to 25 basis points, of average net assets of the Class annually.

From time to time we sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments to the intermediaries. The privately placed equity funds are managed by EVM and BMR.

Reference is made to Note 24 of the Notes to Consolidated Financial Statements contained in Item 8 of this document for a description of the major customers that provided over 10 percent of our total revenue.

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2012 or prior years.

EVD is registered as a broker-dealer under the Securities Exchange Act of 1934 and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2012. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Services Authority (“FSA”) to conduct a regulated business in the United Kingdom. EVMI's primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI's approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2012 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2012 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2012.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 700 investment managers at the end of calendar 2011 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2011 there were almost 8,700 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries who distribute our products in the retail fund channel could have a negative effect on our level of gross and net sales, assets under management, revenue and financial condition.

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

Employees

On October 31, 2012, we and our controlled subsidiaries had 1,197 full-time and part-time employees. On October 31, 2011, the comparable number was 1,155.

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

Item 1A. Risk Factors

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. To the extent that current or potential customers decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline.

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline.

We derive almost all of our revenue from investment advisory and administrative fees, distribution income and service fees received from the Eaton Vance funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue (i.e., investment advisory, administrative, distribution and service fees) are generally calculated as percentages of assets under management. Any decrease in the level of our assets under management would negatively impact our revenue and net income. A decline in securities prices or in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would reduce fee income. Financial market declines generally have a negative impact on the level of our assets under management and consequently our revenue and net income. To the extent that we receive fee revenue from assets under management that is derived from financial leverage, any reduction in leverage (i.e., financing used by the investment vehicle to increase the investable assets of the vehicle) would adversely impact the level of our assets under management, revenue and net income. Leverage could be reduced due to an adverse change in interest rates, a decrease in the availability of credit on favorable terms or a determination by us to reduce or eliminate leverage on certain products when we determine that the use of leverage is no longer in our clients’ best interests.

Weakness in the economy could adversely impact our revenue and net income if it leads to a decreased demand for investment products and services, a higher redemption rate or a decline in securities prices. Any decrease in the level of our assets under management due to securities price declines, reduction in leverage or other factors could negatively impact our revenue and net income.

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

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. Institutional and individual separate account clients can terminate their relationships with us for any number of reasons. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms can result in decreased purchases of open-end fund shares, increased redemptions of open-end fund shares, and the loss of institutional or individual separate accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.

Our success depends on key personnel and our financial performance could be negatively affected by the loss of their services. Our success depends upon our ability to attract, retain and motivate qualified portfolio managers, analysts, investment counselors, sales and management personnel and other key professionals, including our executive officers. Our key employees generally do not have employment contracts and may voluntarily terminate their employment at any time. Certain senior executives and the non-employee members of our Board of Directors are subject to our mandatory retirement policy at age 65 and age 72, respectively. The loss of the services of key personnel or our failure to attract replacement or additional qualified personnel could negatively affect our financial performance. An increase in compensation to attract or retain personnel could result in a decrease in net income.

Our expenses are subject to fluctuations that could materially affect our operating results. Our results of operations are dependent on the level of expenses, which can vary significantly from period to period. Our expenses may fluctuate as a result of variations in the level of compensation, expenses incurred to support distribution of our investment products, expenses incurred to enhance our infrastructure (including technology and compliance) and impairments of intangible assets or goodwill. Increases in our level of expenses, or our inability to reduce our level of expenses when necessary, could materially affect our operating results.

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

Support provided to new products may reduce fee income, increase expenses and expose us to potential loss on invested capital. We may support the development of new investment products by waiving all or a portion of the fees we receive for managing such products, by subsidizing expenses or by making seed capital investments. Seed investments in new products utilize Company capital that would otherwise be available for general corporate purposes and expose us to capital losses to the extent that realized investment losses are not offset by hedging gains. The risk of loss may be greater for seed capital investments that are not hedged, or if an intended hedge does not perform as expected. Failure to have or devote sufficient capital to support new products could have an adverse impact on our future growth.

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

Failure to maintain adequate infrastructure could impede our productivity and ability to support business growth. Our infrastructure, including our technological capacity, data centers, and office space, is vital to the competitiveness of our business. The failure to maintain an infrastructure commensurate with the size and scope of our business, including any expansion, could impede our productivity and growth, which could result in a decline in our earnings.

Failure to maintain adequate business continuity plans could have a material adverse impact on us and our products. Significant portions of our business operations and those of our critical service providers are concentrated in a few geographic areas. Should we, or our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate upon a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management businesses or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company's competitive position in the investment management industry. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions.  In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Expansion into international markets and new products and services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance, reputation and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues. In recent years, regulators both in the United States and abroad have shown increasing interest in the oversight of the broad financial and investment management industry. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused but in many cases will impact our industry as well. The Dodd-Frank Act of 2010 represents a comprehensive overhaul of the rules and regulations governing the financial services industry. The regulatory decisions regarding the implementation of the Dodd-Frank Act continue. Due to the broad scope of this act we are not able to predict all of the specific requirements that will be adopted by regulatory agencies having authority over us.  These new laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation.   We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the FSA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims against us arise in the ordinary course of business, including employment related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

Changes in corporate tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We are subject to ongoing tax audits in various jurisdictions as well as several states. One state previously provided us with a draft position that may result in a proposed adjustment to our previously filed tax returns. The state has provided additional background on its draft position, and we have determined there is no new information that causes the Company to change its initial conclusion regarding the technical merits of its position. The Company intends to continue its discussions with the state on this matter. We believe that our tax positions related to this potential adjustment were correct, and if an adjustment is proposed, we intend to vigorously defend our positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of our operations. Changes in tax laws or tax rulings could materially impact our effective tax rate.

We could be impacted by changes in tax policy. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates would likely have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on our tax-advantaged equity income business. Changes in tax policy could also affect our privately offered equity funds.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; New York, New York; and Shrewsbury, New Jersey. The leased offices of our subsidiaries are in Atlanta, Georgia; Seattle, Washington; Westport, Connecticut; London, England; Singapore; and Australia. For more information see Note 21 of our Notes to Consolidated Financial Statements contained in Item 8 of this document.

Item 3. Legal Proceedings

Eaton Vance is party to various legal proceedings that are incidental to its business. The Company believes these lawsuits will not have a material effect on its consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

(The remainder of this page is intentionally left blank)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded and was held as of October 31, 2012 by twenty Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2012 was 2,212. The high and low common stock prices and dividends per share were as follows for the periods indicated:

	Fiscal 2012			Fiscal 2011
	High Price	Low Price	Dividend Per Share	High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$26.95	$21.55	$0.19	$31.81	$28.62	$0.18
April 30	$29.64	$25.72	$0.19	$34.09	$29.47	$0.18
July 31	$27.56	$22.97	$0.19	$34.06	$26.07	$0.18
October 31	$30.19	$25.68	$0.20	$27.89	$20.07	$0.19

We currently expect to declare and pay comparable dividends per share on our Voting and Non-Voting Common Stock on a quarterly basis. On December 4, 2012 the Company declared a special dividend of $1.00 per share on our Voting and Non-Voting Common Stock, payable on December 20, 2012.

(The remainder of this page is intentionally left blank)

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2007 through October 31, 2012 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index over the same period. The comparison assumes $100 was invested on October 31, 2007 in our Non-Voting Common Stock and the foregoing indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five Year Cumulative Total Return

150
100
50
0
Oct-07
Oct-08
Oct-09
Oct-10
Oct-11
Oct-12
Eaton Vance Corp.
S&P 500
Morningstar Financial Services Sector

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2012:

			(c)(1)	(d)
			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	(a)		Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
August 1, 2012 through August 31, 2012	150,000	$26.58	150,000	4,848,313
September 1, 2012 through September 30, 2012	442,972	$28.67	442,972	4,405,341
October 1, 2012 through October 31, 2012	460,918	$28.63	460,918	3,944,423
Total	1,053,890	$28.36	1,053,890	3,944,423

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

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

Financial Highlights
	For the Years Ended October 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008

Income Statement Data:
Revenue(1)	$1,209,036	$1,248,606	$1,115,960	$889,064	$1,103,988
Net income	264,768	227,574	201,225	135,525	202,816
Net income attributable to non-controlling and other beneficial interests(2)	61,303	12,672	26,927	5,418	7,153

Net income attributable to Eaton Vance Corp. shareholders	203,465	214,902	174,298	130,107	195,663
Adjusted net income attributable to Eaton Vance Corp. shareholders(3)	223,331	245,118	194,269	131,869	195,663

Balance Sheet Data:
Total assets(4)	$1,979,491	$1,831,300	$1,258,540	$1,059,487	$947,493
Debt	500,000	500,000	500,000	500,000	500,000
Redeemable non-controlling interests (temporary equity)	98,765	100,824	67,019	43,871	72,137
Total Eaton Vance Corp. shareholders' equity	612,072	460,415	410,285	306,969	178,518
Non-redeemable non-controlling interests	1,513	889	570	91	-
Total permanent equity	613,585	461,304	410,855	307,060	178,518

Per Share Data:
Earnings per share:
Basic earnings	$1.76	$1.82	$1.47	$1.11	$1.69
Diluted earnings	1.72	1.75	1.40	1.07	1.57
Adjusted diluted earnings (3)	1.89	2.00	1.56	1.08	1.57
Cash dividends declared	0.770	0.730	0.660	0.625	0.605

(1)	During fiscal 2012, the Company changed its presentation of its Consolidated Statements of Income. The change relates to the classification of net investment income and net investment gains or losses of consolidated sponsored funds. Net investment income earned by consolidated sponsored funds and net investment gains or losses recognized by consolidated sponsored funds, previously included in other revenue, are now presented as components of gains and other investment income within non-operating income (expense). Prior year figures have been reclassified to conform to the current year presentation.

(2)	Net income attributable to non-controlling and other beneficial interests of $61.3 million, $12.7 million and $26.9 million in fiscal 2012, 2011 and fiscal 2010, respectively, reflects an increase of $19.9 million,$30.2 million and $18.4 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2012, 2011 and fiscal 2010, respectively. Net income attributable to non-controlling and other beneficial interests also includes $22.6 million of gains and $34.5 million of losses substantially borne by other beneficial interest holders of a consolidated collateralized loan obligation (“CLO”) entity in fiscal 2012 and 2011, respectively.

(3)	The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value, closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

(4)	Total assets on October 31, 2012 and 2011 include $468.4 million and $481.8 million of assets held by a consolidated CLO entity, respectively.

(The remainder of this page is intentionally left blank)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Our principal business is managing investment funds and providing investment management and advisory services to high-net-worth individuals and institutions. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a powerful marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

We are a market leader in a number of investment areas, including tax-managed equity, value equity, equity income, structured emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of October 31, 2012, we had $199.5 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advice channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker-dealers, independent broker-dealers, independent financial advisory firms, banks and insurance companies. We support these distribution partners with a team of approximately 135 sales professionals covering U.S. and international markets.

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

Our revenue is derived primarily from investment advisory, administrative, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. Such fees are recognized over the period that we manage these assets. Our major expenses are employee compensation, distribution-related expenses, facilities expense and information technology expense.

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Market Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Fiscal 2012 was a period of generally favorable market action, as reflected by the 13 percent increase in the S&P 500 Index.

Managed Asset Levels

Average assets under management of $192.9 billion in fiscal 2012 were substantially unchanged from $192.4 billion in fiscal 2011. While net outflows from funds and separate accounts with Eaton Vance Large-Cap Value mandates offset net inflows into other long-term strategies in fiscal 2012, we ended the year with positive net inflows. We continue to see modestly lower total effective fee rates due to a decline in distribution and service-fee related revenue, reflecting lower managed assets in fund share classes that are subject to those fees. Consistent with industry trends, our fund business continues to evolve from Class B and Class C shares, with distribution and service fees generally totaling 100 basis points on average daily assets, to Class I shares, with no distribution or service fees, and Class A shares, with distribution and service fees generally totaling 25 basis points of average daily assets. Although this share class trend has an adverse effect on our total effective fee rate, the net income impact is smaller due to offsetting declines in distribution, service and deferred sales commission amortization expense.

As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their shares or investments at any time, without prior notice, and there are no material restrictions that would prevent such investors from doing so.

Operating Results

In fiscal 2012, our revenue decreased 3 percent from fiscal 2011, reflecting substantially unchanged average assets under management and a modest decline in our total effective fee rate. Our operating expenses decreased 1 percent in fiscal 2012, partly reflecting decreases in expenses tied to asset levels that decrease as assets under management decrease, such as certain distribution and service fees, and decreases in our sales-related expenses, which vary with the level of sales and the acquisition costs of new assets.

Assets under Management

Assets under management of $199.5 billion on October 31, 2012 were 6 percent higher than the $188.2 billion reported a year earlier. Assets under management on October 31, 2012 included $113.3 billion in long-term funds, $43.3 billion in institutional separate accounts, $15.0 billion in high-net-worth separate accounts, $27.7 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net outflows of $3.8 billion during the twelve-month period ended October 31, 2012 reflect gross inflows of $27.1 billion offset by outflows of $30.9 billion. Long-term fund net outflows include net reductions in fund leverage of $0.9 billion. Institutional separate account net inflows were $2.0 billion, high-net-worth separate account net inflows were $1.3 billion and retail managed account net inflows were $0.7 billion during the twelve-month period ended October 31, 2012. Market price appreciation increased managed assets by $11.6 billion during the twelve-month period ended October 31, 2012, while a decrease in cash management assets reduced assets under management by $0.5 billion.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. Assets under management for which we estimate fair value are not material relative to the total value of the assets we manage.

Ending Assets under Management by Investment Mandate(1)

	October 31,						2012	2011
		% of		% of		% of	vs.	vs.
(in millions)	2012	Total	2011	Total	2010	Total	2011	2010
Equity (2)	$111,096	56%	$108,859	58%	$107,500	58%	2%	1%
Fixed income	49,003	25%	43,708	23%	46,119	25%	12%	-5%
Floating-rate income	26,388	13%	24,322	13%	20,003	11%	8%	22%
Alternative	12,852	6%	10,646	6%	10,482	6%	21%	2%
Cash management	169	0%	669	0%	1,139	0%	-75%	-41%
Total	$199,508	100%	$188,204	100%	$185,243	100%	6%	2%

(1)Consolidated Eaton Vance Corp. See table on page 30 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2)Includes balanced accounts holding income securities.

Equity assets under management included $51.4 billion, $48.1 billion and $56.5 billion of equity assets managed for after-tax returns on October 31, 2012, 2011 and 2010, respectively. Fixed income assets included $29.5 billion, $25.6 billion and $28.8 billion of tax-exempt municipal bond assets on October 31, 2012, 2011 and 2010, respectively.

Net inflows totaled $0.2 billion in fiscal 2012 compared to $3.9 billion in fiscal 2011 and $16.3 billion in fiscal 2010. Long-term fund net outflows of $3.8 billion in fiscal 2012 reflect gross inflows of $27.1 billion and outflows of $30.9 billion. Long-term fund net inflows of $0.5 billion in fiscal 2011 reflect gross inflows of $33.0 billion and outflows of $32.5 billion. Long-term fund net inflows of $11.4 billion in fiscal 2010 reflect gross inflows of $34.1 billion and outflows of $22.7 billion. Fund outflows reflect a reduction in fund leverage of $0.9 billion, $0.9 billion and $0.4 billion in fiscal 2012, 2011 and 2010, respectively.

Separate account net inflows totaled $4.0 billion, $3.3 billion and $4.9 billion in fiscal 2012, 2011 and 2010, respectively. Institutional separate account net inflows totaled $2.0 billion, $2.5 billion and $4.1 billion in fiscal 2012, 2011 and 2010, respectively, reflecting gross inflows of $12.5 billion, $12.3 billion and $9.3 billion in fiscal 2012, 2011 and 2010, respectively, net of withdrawals of $10.5 billion, $9.8 billion and $5.2 billion, respectively. High-net-worth account net inflows totaled $1.3 billion, $0.4 billion and $0.7 billion in fiscal 2012, 2011 and 2010, respectively, reflecting gross inflows of $3.6 billion, $2.8 billion and $2.7 billion in fiscal 2012, 2011 and 2010, respectively, net of withdrawals of $2.3 billion, $2.4 billion and $2.0 billion, respectively. Retail managed account net inflows totaled $0.7 billion, $0.4 billion and $0.2 billion in fiscal 2012, 2011 and 2010, respectively, reflecting gross inflows of $6.9 billion, $6.7 billion and $6.7 billion, respectively, net of withdrawals of $6.2 billion, $6.3 billion and $6.5 billion, respectively.

The following tables summarize our assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2012, 2011 and 2010:

Net Flows by Investment Mandate(1)

				2012	2011
	Years Ended October 31,			vs.	vs.
(in millions)	2012	2011	2010	2011	2010
Equity assets - beginning(2)	$108,859	$107,500	$94,716	1%	13%
Sales and other inflows	23,679	29,973	24,434	-21%	23%
Redemptions/outflows	(30,456)	(29,168)	(23,821)	4%	22%
Net flows	(6,777)	805	613	NM (3)	31%
Assets acquired	-	352	-	NM	NM
Exchanges	24	35	378	-31%	-91%
Market value change	8,990	167	11,793	NM	-99%
Equity assets - ending	$111,096	$108,859	$107,500	2%	1%
Fixed income assets - beginning	43,708	46,119	41,060	-5%	12%
Sales and other inflows	12,278	10,336	11,441	19%	-10%
Redemptions/outflows	(9,455)	(11,827)	(8,410)	-20%	41%
Net flows	2,823	(1,491)	3,031	NM	NM
Exchanges	84	(180)	178	NM	NM
Market value change	2,388	(740)	1,850	NM	NM
Fixed income assets - ending	$49,003	$43,708	$46,119	12%	-5%
Floating-rate income assets - beginning	24,322	20,003	15,355	22%	30%
Sales and other inflows	7,401	9,331	7,693	-21%	21%
Redemptions/outflows	(5,662)	(5,220)	(2,976)	8%	75%
Net flows	1,739	4,111	4,717	-58%	-13%
Exchanges	45	53	(733)	-15%	NM
Market value change	282	155	664	82%	-77%
Floating-rate income assets - ending	$26,388	$24,322	$20,003	8%	22%
Alternative assets - beginning	10,646	10,482	2,351	2%	346%
Sales and other inflows	6,725	5,250	9,238	28%	-43%
Redemptions/outflows	(4,336)	(4,784)	(1,253)	-9%	282%
Net flows	2,389	466	7,985	413%	-94%
Exchanges	(104)	(79)	103	32%	NM
Market value change	(79)	(223)	43	-65%	NM
Alternative assets - ending	$12,852	$10,646	$10,482	21%	2%
Long-term assets - beginning	187,535	184,104	153,482	2%	20%
Sales and other inflows	50,083	54,890	52,806	-9%	4%
Redemptions/outflows	(49,909)	(50,999)	(36,460)	-2%	40%
Net flows	174	3,891	16,346	-96%	-76%
Assets acquired	-	352	-	NM	NM
Exchanges	49	(171)	(74)	NM	131%
Market value change	11,581	(641)	14,350	NM	NM
Total long-term assets - ending	$199,339	$187,535	$184,104	6%	2%
Cash management fund assets - ending	169	669	1,139	-75%	-41%
Total assets under management - ending	$199,508	$188,204	$185,243	6%	2%

(1) Consolidated Eaton Vance Corp. See table on page 30 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2) Includes balanced accounts holding income securities.

(3) Not meaningful ("NM")

Net Flows by Investment Vehicle(1)

				2012	2011
	Years Ended October 31,			vs.	vs.
(in millions)	2012	2011	2010	2011	2010
Long-term fund assets - beginning	$111,705	$113,978	$96,204	-2%	18%
Sales and other inflows	27,080	33,035	34,123	-18%	-3%
Redemptions/outflows	(30,895)	(32,486)	(22,681)	-5%	43%
Net flows	(3,815)	549	11,442	NM	-95%
Exchanges	(13)	(175)	(74)	-93%	136%
Market value change	5,372	(2,647)	6,406	NM	NM
Long-term fund assets - ending	$113,249	$111,705	$113,978	1%	-2%
Institutional separate account assets - beginning	38,003	34,593	26,723	10%	29%
Sales and other inflows	12,496	12,350	9,285	1%	33%
Redemptions/outflows	(10,514)	(9,832)	(5,226)	7%	88%
Net flows	1,982	2,518	4,059	-21%	-38%
Exchanges	38	(18)	164	NM	NM
Market value change	3,315	910	3,647	264%	-75%
Institutional separate account assets - ending	$43,338	$38,003	$34,593	14%	10%
High-net-worth separate account assets – beginning	13,256	11,883	10,137	12%	17%
Sales and other inflows	3,609	2,848	2,715	27%	5%
Redemptions/outflows	(2,283)	(2,419)	(2,041)	-6%	19%
Net flows	1,326	429	674	209%	-36%
Assets acquired	-	352	-	NM	NM
Exchanges	(990)	(8)	(164)	NM	-95%
Market value change	1,444	600	1,236	141%	-51%
High-net-worth separate account assets - ending	$15,036	$13,256	$11,883	13%	12%
Retail managed account assets - beginning	24,571	23,650	20,418	4%	16%
Sales and other inflows	6,898	6,657	6,683	4%	0%
Redemptions/outflows	(6,217)	(6,262)	(6,512)	-1%	-4%
Net flows	681	395	171	72%	131%
Exchanges	1,014	30	-	NM	NM
Market value change	1,450	496	3,061	192%	-84%
Retail managed account assets - ending	$27,716	$24,571	$23,650	13%	4%
Total long-term assets - beginning	187,535	184,104	153,482	2%	20%
Sales and other inflows	50,083	54,890	52,806	-9%	4%
Redemptions/outflows	(49,909)	(50,999)	(36,460)	-2%	40%
Net flows	174	3,891	16,346	-96%	-76%
Assets acquired	-	352	-	NM	NM
Exchanges	49	(171)	(74)	NM	131%
Market value change	11,581	(641)	14,350	NM	NM
Total long-term assets - ending	$199,339	$187,535	$184,104	6%	2%
Cash management fund assets - ending	169	669	1,139	-75%	-41%
Total assets under management - ending	$199,508	$188,204	$185,243	6%	2%

(1) Consolidated Eaton Vance Corp. See page 30 for managed assets and flows of 49 percent-owned Hexavest Inc.

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal-based investment advisor that provides discretionary management of equity and tactical asset allocation strategies using a predominantly top-down investment style. As of October 31, 2012, Hexavest Inc. managed $12.1 billion of client assets, an increase of 11 percent from the $11.0 billion of managed assets on August 6, 2012. In conjunction with the purchase, we assumed primary responsibility for Hexavest’s new business development outside of Canada.

The following table summarizes assets under management and asset flow information for Hexavest from August 6, 2012 through October 31, 2012:

Hexavest(1) Assets under Management and Net Flows

	From August 6, 2012 through October 31, 2012
			Eaton Vance-Distributed
				Eaton Vance-
		Hexavest	Eaton Vance-	Distributed
		Directly	Sponsored	Separate
(in millions)	Total	Distributed(2)	Funds(3)	Accounts(4)	Total
Managed assets - beginning of period	$10,956	$10,956	$-	$-	$-
Sales and other inflows	1,083	1,047	36	-	36
Redemptions/outflows	(318)	(318)	-	-	-
Net flows	765	729	36	-	36
Market value change	389	388	1	-	1
Managed assets - end of period	$12,110	$12,073	$37	$-	$37

(1)	On August 6, 2012, Eaton Vance acquired a 49% equity interest in Hexavest Inc., a Montreal-based investment advisor, and entered into a distribution agreement with Hexavest covering all markets outside Canada.
(2)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(4)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance generally receives distribution revenue, but not management revenue, on these assets, which are not included in the Eaton Vance consolidated results.

Ending Assets under Management by Asset Class(1)

	October 31,						2012	2011
		% of		% of		% of	vs.	vs.
(in millions)	2012	Total	2011	Total	2010	Total	2011	2010
Open-end funds:
Class A	$30,426	15%	$33,414	18%	$37,820	21%	-9%	-12%
Class B	959	1%	1,294	1%	1,861	1%	-26%	-30%
Class C	9,662	5%	9,693	5%	10,444	6%	0%	-7%
Class I	30,288	15%	26,830	14%	22,426	12%	13%	20%
Class R	312	0%	372	0%	400	0%	-16%	-7%
Other(2)	542	0%	618	1%	616	0%	-12%	0%
Total open-end funds	72,189	36%	72,221	39%	73,567	40%	0%	-2%
Private funds(3)	18,012	9%	17,404	9%	17,518	9%	3%	-1%
Closed-end funds	23,217	12%	22,749	12%	24,032	13%	2%	-5%
Total fund assets	113,418	57%	112,374	60%	115,117	62%	1%	-2%
Institutional account assets	43,338	22%	38,003	20%	34,593	19%	14%	10%
High-net-worth account assets	15,036	7%	13,256	7%	11,883	6%	13%	12%
Retail managed account assets	27,716	14%	24,571	13%	23,650	13%	13%	4%
Total separate account assets	86,090	43%	75,830	40%	70,126	38%	14%	8%
Total	$199,508	100%	$188,204	100%	$185,243	100%	6%	2%

(1) Consolidated Eaton Vance Corp. See Table on page 30 for managed assets and flows of 49 percent-owned Hexavest Inc.

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

Fund assets represented 57 percent of total assets under management on October 31, 2012, down from 60 percent and 62 percent on October 31, 2011 and 2010, respectively, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 43 percent of total assets under management on October 31, 2012, from 40 percent and 38 percent on October 31, 2011 and 2010, respectively. Fund assets under management increased $1.0 billion, or 1 percent, to $113.4 billion on October 31, 2012, reflecting market appreciation of $5.4 billion partly offset by net outflows of $3.8 billion and a decrease in cash management assets of $0.5 billion. Separate account assets under management increased $10.3 billion, or 14 percent, to $86.1 billion on October 31, 2012, reflecting 5 percent organic growth and market appreciation of $6.2 billion.

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

Average Assets under Management by Asset Class(1)

				2012	2011
	Years Ended October 31,			vs.	vs.
(in millions)	2012	2011	2010	2011	2010
Open-end funds:
Class A	$31,387	$36,740	$36,467	-15%	1%
Class B	1,118	1,583	2,070	-29%	-24%
Class C	9,628	10,248	9,275	-6%	10%
Class I	28,296	26,996	16,102	5%	68%
Class R	340	412	367	-17%	12%
Other(2)	605	608	655	0%	-7%
Total open-end funds	71,374	76,587	64,936	-7%	18%
Private funds(3)	17,870	17,372	17,336	3%	0%
Closed-end funds	23,086	23,521	23,253	-2%	1%
Total fund assets	112,330	117,480	105,525	-4%	11%
Institutional account assets	39,733	36,962	30,133	7%	23%
High-net-worth account assets	14,005	13,091	11,027	7%	19%
Retail managed account assets	26,829	24,890	22,332	8%	11%
Total separate account
assets	80,567	74,943	63,492	8%	18%
Total	$192,897	$192,423	$169,017	0%	14%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

Results of Operations

In evaluating operating performance we consider net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, which are calculated on a basis consistent with GAAP, as well as adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, both of which are internally derived non-GAAP performance measures.

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with GAAP. However, our management and Board of Directors look at these adjusted numbers as a measure of underlying performance, since the excluded items generally do not reflect normal operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2012, 2011 and 2010:

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2012	2011	2010	2011	2010

Net income attributable to Eaton Vance Corp. shareholders	$203,465	$214,902	$174,298	-5%	23%
Non-controlling interest value adjustments(1)	19,866	30,216	18,385	-34%	64%
Closed-end fund structuring fees, net of tax	-	-	1,586	NM	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$223,331	$245,118	$194,269	-9%	26%

Earnings per diluted share	$1.72	$1.75	$1.40	-2%	25%
Non-controlling interest value adjustments	0.17	0.25	0.15	-32%	67%
Closed-end fund structuring fees, net of tax	-	-	0.01	NM	NM
Adjusted earnings per diluted share	$1.89	$2.00	$1.56	-6%	28%

(1)	Please see page 42, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

We reported net income attributable to Eaton Vance Corp. shareholders of $203.5 million, or $1.72 per diluted share, in fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $214.9 million, or $1.75 per diluted share, in fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $223.3 million, or $1.89 per diluted share, in fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $245.1 million, or $2.00 per diluted share, in fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $39.6 million, or 3 percent, reflecting substantially unchanged average assets under management and a decrease in our annualized effective fee rate to 62 basis points in fiscal 2012 from 65 basis points in fiscal 2011. The decrease in our effective fee rate can be primarily attributed to the decline in average fund assets under management that are subject to distribution and service fees and the increase in average, lower fee, separate account assets under management as a percentage of total average assets under management.

•	A decrease in expenses of $6.3 million, or 1 percent, reflecting declines in certain distribution and service fee expenses and reduced amortization of deferred sales commissions offset by increases in compensation, fund-related and other expenses.
•	A decrease of $1.0 million, or 5 percent, in gains and other investment income primarily due to a decrease in investment gains recognized on our seed capital portfolio.
•	A $56.9 million increase in other income (expense) of the Company’s consolidated CLO entity, reflecting an improvement in the performance of the consolidated CLO entity.
•	A decrease in income taxes of $14.5 million, or 9 percent reflecting the decrease in taxable income attributable to Eaton Vance Corp. shareholders. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in net income attributable to non-controlling interests of $48.6 million, primarily reflecting net gains recognized by the Company’s consolidated CLO entity that are attributed to other beneficial interest holders and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries partly offset by decreases in the annual adjustments made to the estimated redemption values of non-controlling interests in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding decreased by 4.8 million shares, or 4 percent, primarily reflecting shares repurchased in fiscal 2012 and a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

We reported net income attributable to Eaton Vance Corp. shareholders of $214.9 million, or $1.75 per diluted share, in fiscal 2011 compared to net income attributable to Eaton Vance Corp. shareholders of $174.3 million, or $1.40 per diluted share, in fiscal 2010. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $245.1 million, or $2.00 per diluted share, in fiscal 2011 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $194.3 million, or $1.56 per diluted share, in fiscal 2010. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $132.6 million, or 12 percent, primarily reflecting the 14 percent increase in average assets under management partly offset by a decrease in our annualized effective fee rate to 65 basis points in fiscal 2011 from 66 basis points in fiscal 2010.
•	An increase in expenses of $54.0 million, or 7 percent, due to increases in compensation expense, distribution expense, service fee expense, the amortization of deferred sales commissions and other expenses partly offset by a decrease in fund expenses.
•	An increase of $6.4 million, or 49 percent, in gains and other investment income due to an increase in investment gains recognized on our seed capital portfolio and an increase in income earned by our consolidated funds. A $5.5 million gain and a $1.9 million gain were recognized in fiscal 2011 upon the sale of the Company’s equity interest in Lloyd George Management (BVI) Limited (“Lloyd George Management”) and its equity interest in a non-consolidated CLO entity, respectively.
•	A decrease in other income (expense) of the Company’s consolidated CLO entity of $30.6 million, reflecting losses incurred by the entity in fiscal 2011. The losses incurred primarily reflect an increase in the fair market value of the note obligations issued by the entity to beneficial interest holders.
•	An increase in income taxes of $30.6 million, or 24 percent, reflecting the 17 percent increase in taxable income year-over-year and an increase in the Company’s effective tax rate for the year. The Company’s income before taxes in fiscal 2011 was reduced by losses incurred by the Company’s consolidated CLO entity and therefore not included in the calculation of the Company’s income taxes. The inclusion of these losses in consolidated income before taxes but not in the Company’s calculation of income taxes contributed to an increase in the Company’s effective tax rate year-over-year.

•	A decrease in net income attributable to non-controlling interests of $14.3 million, primarily reflecting the net losses incurred by the Company’s consolidated CLO entity that are borne by other beneficial interest holders partly offset by increases in the annual adjustments made to the estimated redemption values of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries and consolidated funds.

Weighted average diluted shares outstanding decreased by 2.7 million shares, or 2 percent, primarily reflecting shares repurchased in fiscal 2011 and a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 62 basis points in fiscal 2012 compared to 65 basis points in fiscal 2011 and 66 basis points in fiscal 2010. The decrease in our average overall effective fee rate in both fiscal 2012 and 2011 can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average, lower fee, separate account assets under management as a percentage of total average assets under management.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, services fees and other revenues for the fiscal years ended October 31, 2012, 2011 and 2010:

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands)	2012	2011	2010	2011	2010

Investment advisory and administrative fees	$988,058	$996,222	$867,683	-1%	15%
Distribution and underwriter fees	89,410	102,979	103,995	-13%	-1%
Service fees	126,345	144,530	139,741	-13%	3%
Other revenue	5,223	4,875	4,541	7%	7%
Total revenue	$1,209,036	$1,248,606	$1,115,960	-3%	12%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 82 percent of total revenue in fiscal 2012 compared to 80 percent in fiscal 2011 and 78 percent in fiscal 2010.

The decrease in investment advisory and administrative fees of 1 percent, or $8.2 million, in fiscal 2012 from fiscal 2011 can be primarily attributed to a shift in product mix. Fund assets, which had an average effective fee rate of 66 basis points in fiscal 2012 and 65 basis points in fiscal 2011, decreased to 57 percent of total assets under management on October 31, 2012 from 60 percent of total assets under management on October 31, 2011, while separately managed account assets, which had an average effective fee rate of 30 basis points in both fiscal 2012 and 2011, increased to 43 percent of total assets under management on October 31, 2012 from 40 percent of total assets under management on October 31, 2011.

The increase in investment advisory and administrative fees of 15 percent, or $128.5 million, in fiscal 2011 over fiscal 2010 can be attributed to a 14 percent increase in average assets under management. Fund assets, which had an average effective fee rate of 65 basis points in fiscal 2011 and 63 basis points in fiscal 2010, decreased to 60 percent of total assets under management on October 31, 2011 from 62 percent of total assets under management on October 31, 2010, while separately managed account assets, which had an average effective fee rate of 30 basis points in fiscal 2011 and 31 basis points in fiscal 2010, increased to 40 percent of total assets under management on October 31, 2011 from 38 percent of total assets under management on October 31, 2010.

Distribution and underwriter fees

Distribution plan payments, which are made under contractual agreements with certain share classes of our sponsored funds and private funds, are calculated as a percentage of average assets under management. These fees fluctuate with both the level of average assets under management and the relative mix of assets. Underwriter commissions are earned on the sale of shares of our sponsored mutual funds on which investors pay a sales charge at the time of purchase (Class A share sales). Sales charges and underwriter commissions are waived or reduced on shareholder purchases that exceed specified minimum amounts and on certain categories of investors. Underwriter commissions fluctuate with the level of Class A share sales and the mix of Class A shares offered with and without sales charges.

Distribution plan payments decreased 13 percent, or $11.9 million, to $80.9 million in fiscal 2012, reflecting decreases in average Class A, Class B, Class C, Class R and certain private equity fund assets subject to distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private equity funds for the fiscal years ended October 31, 2012, 2011 and 2010:

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands)	2012	2011	2010	2011	2010

Class A	$671	$762	$1,135	-12%	-33%
Class B	7,459	13,555	18,406	-45%	-26%
Class C	67,978	72,810	66,313	-7%	10%
Class R	844	1,029	924	-18%	11%
Private funds	3,967	4,614	4,972	-14%	-7%
Total distribution plan payments	$80,919	$92,770	$91,750	-13%	1%

Underwriter fees and other distribution income decreased 17 percent, or $1.7 million, to $8.5 million in fiscal 2012, reflecting a decrease of $0.4 million in underwriter fees received on sales of Class A shares and a decrease of $1.3 million in contingent deferred sales charges received on certain Class A redemptions.

Underwriter fees and other distribution income decreased 17 percent, or $2.0 million, to $10.2 million in fiscal 2011, reflecting a decrease of $3.0 million in underwriter fees received on sales of Class A shares, partly offset by an increase of $0.9 million in contingent deferred sales charges received on certain Class A redemptions and an increase of $0.1 million in other distribution income.

Service fees

Service fees, which are paid to Eaton Vance Distributors, Inc. (“EVD”) pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific mutual fund share classes (principally Classes A, B, C and R). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue decreased 13 percent, or $18.2 million, to $126.3 million in fiscal 2012 from fiscal 2011, primarily reflecting a 12 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue increased 3 percent, or $4.8 million, to $144.5 million in fiscal 2011 over fiscal 2010, primarily reflecting a 2 percent increase in average assets under management in funds and classes of funds subject to service fees and an increase in our average effective service fee revenue rate.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees and sublease income, increased by $0.3 million in both fiscal 2012 and fiscal 2011, primarily reflecting increases in sub-transfer agent fees received.

Expenses

Operating expenses decreased by 1 percent, or $6.3 million, in fiscal 2012 from fiscal 2011, reflecting declines in distribution and service fee expense and reduced amortization of deferred sales commissions, offset by increases in compensation, fund-related and other expenses.

The following table shows our operating expenses for the fiscal years ended October 31, 2012, 2011 and 2010:

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands)	2012	2011	2010	2011	2010
Compensation and related costs:
Cash compensation	$329,088	$317,633	$300,737	4%	6%
Stock-based compensation	56,307	52,294	48,160	8%	9%
Total compensation and related costs	385,395	369,927	348,897	4%	6%
Distribution expense	130,914	132,664	126,064	-1%	5%
Service fee expense	113,485	124,517	116,900	-9%	7%
Amortization of deferred sales commissions	20,441	35,773	35,533	-43%	1%
Fund expenses	27,375	25,295	20,455	8%	24%
Other expenses	138,434	134,198	120,530	3%	11%
Total expenses	$816,044	$822,374	$768,379	-1%	7%

Compensation and related costs

Compensation expense increased by 4 percent, or $15.5 million, in fiscal 2012 over fiscal 2011, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation partly offset by a decrease in sales-based incentives. Base salaries and employee benefits increased by 6 percent, or $9.2 million, primarily reflecting increases in base salaries associated with a 5 percent increase in headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and operating income-based incentives. Operating income-based incentives increased by 7 percent, or $7.1 million, reflecting higher pre-bonus adjusted operating income and an increase in the rate at which operating income-based incentives were accrued in fiscal 2012. Stock-based compensation increased by 8 percent, or $4.0 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2012. Other compensation expense increased by $2.1 million, reflecting an increase in severance costs. Sales-based incentives decreased by 13 percent, or $6.9 million, primarily reflecting a decrease in long-term fund sales, which drive sales-based incentives.

Compensation expense increased by 6 percent, or $21.0 million, in fiscal 2011 over fiscal 2010, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation partly offset by a decrease in sales-based incentives. Base salaries and employee benefits increased by 8 percent, or $12.4 million, primarily reflecting increases in base salaries associated with higher headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and operating income-based incentives. Operating income-based incentives increased by 12 percent, or $11.4 million, reflecting an increase in pre-bonus adjusted operating income partly offset by a decrease in the rate at which operating income-based incentives were accrued. Stock-based compensation increased by 9 percent, or $4.1 million, primarily reflecting the increase in restricted stock grants made in the first quarter of fiscal 2011. Other compensation expense increased by 33 percent, or $0.6 million, reflecting an increase in severance costs. Sales-based incentives decreased by 12 percent, or $7.5 million, primarily reflecting a decrease in our effective sales incentive rate due to changes in sales mix and incentive rate schedules and a decrease in sales of long-term funds.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end funds, marketing support arrangements with our distribution partners, and other discretionary marketing expenses.

The following table shows our distribution expense for the fiscal years ended October 31, 2012, 2011 and 2010:

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands)	2012	2011	2010	2011	2010

Class A share commissions	$5,492	$5,835	$11,329	-6%	-48%
Class C share distribution fees	55,528	51,905	46,272	7%	12%
Closed-end fund structuring fees	-	-	2,583	NM	NM
Closed-end fund dealer compensation agreements	16,977	17,199	16,765	-1%	3%
Intermediary marketing support payments	36,332	41,568	36,333	-13%	14%
Discretionary marketing expenses	16,585	16,157	12,782	3%	26%
Total	$130,914	$132,664	$126,064	-1%	5%

Class A share commissions decreased by 6 percent, or $0.3 million, in fiscal 2012 and by 48 percent, or $5.5 million, in fiscal 2011, reflecting a decrease in Class A sales on which we pay a commission and the ongoing shift in sales from Class A shares to Class I shares. Class C share distribution fees increased by 7 percent, or $3.6 million, in fiscal 2012 and by 12 percent, or $5.6 million, in fiscal 2011, reflecting an increase in Class C share assets held more than one year on which these fees are based. Payments made pursuant to closed-end fund dealer compensation agreements decreased by 1 percent, or $0.2 million, in fiscal 2012 and increased by 3 percent or $0.4 million, in fiscal 2011, in both cases reflecting changes in average assets subject to those arrangements. Marketing expenses associated with intermediary marketing support arrangements with our distribution partners decreased by 13 percent, or $5.2 million, in fiscal 2012 and increased by 14 percent, or $5.2 million in fiscal 2011, in both cases reflecting changes in average assets subject to those arrangements. Discretionary marketing expenses increased by 3 percent, or $0.4 million, in fiscal 2012 and by 26 percent, or $3.4 million, in fiscal 2011, primarily reflecting expansion of the Company’s marketing programs.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense decreased by 9 percent, or $11.0 million, in fiscal 2012, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees as a result of the ongoing shift to low or no-service fee share classes. Service fee expense increased by 7 percent, or $7.6 million, in fiscal 2011, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 43 percent in fiscal 2012, reflecting a decrease in average Class B shares, Class C shares and privately offered funds deferred sales commissions. In fiscal 2012, 26 percent of total amortization related to Class B shares, 62 percent to Class C shares and 12 percent to privately offered equity funds.

Amortization expense increased 1 percent in fiscal 2011, reflecting an increase in average Class C share deferred sales commissions partly offset by a decrease in average Class B share and privately offered equity fund deferred sales commissions. In fiscal 2011, 18 percent of total amortization related to Class B shares, 69 percent to Class C shares and 13 percent to privately offered equity funds.

Fund expenses

Fund expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses. Fund expenses increased 8 percent, or $2.1 million, in fiscal 2012, reflecting increases in non-advisory expenses borne by us on certain funds for which we are paid an all-in fee and higher subsidies we provide to startup and other small funds to enhance their cost competitiveness partly offset by decreases in sub-advisory fees.

Fund expenses increased 24 percent, or $4.8 million, in fiscal 2011, reflecting increases in sub-advisory fees paid and the subsidies we provide to startup and other small funds to enhance their cost competitiveness, partly offset by decreases in non-advisory expenses we bear on certain funds for which we are paid an all-in management fee and other fund-related expenses. The increase in sub-advisory fees paid can be attributed to an increase in the average assets under management of sponsored funds that are sub-advised by outside managers.

Other expenses

Other expenses consist primarily of travel, professional services, information technology, facilities, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

Other expenses increased by 3 percent, or $4.2 million, in fiscal 2012 over fiscal 2011, primarily reflecting increases in facilities-related expenses of $1.4 million, information technology expense of $0.9 million, travel expense of $0.9 million, professional services expense of $0.8 million, and other corporate expenses of $0.6 million, offset by a decrease in communications expense of $0.3 million. The increase in facilities-related expenses can be attributed to an increase in general building and depreciation expenses. The increase in information technology expense can be attributed to increases in system maintenance and repairs offset by a decrease in other information technology consulting expenses. The increase in travel expense can be attributed to an increase in hotel and air travel costs. The increase in professional services expense can be attributed to an increase in recruiting expenses and various corporate consulting engagements offset by a decrease in external legal costs. The increase in other corporate expenses reflects increases in corporate memberships and general corporate banking fees. The decrease in communications expense can be attributed to a decrease in telephone and cable expense.

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

Non-operating Income (Expense)

				2012	2011
	Years Ended October 31,			vs.	vs.
(in thousands)	2012	2011	2010	2011	2010
Gains and other investment income, net	$18,417	$19,408	$13,046	-5%	49%
Interest expense	(33,930)	(33,652)	(33,666)	1%	0%
Other income (expense) of consolidated CLO entity:
Gains (losses) and other investment income, net	44,706	(17,037)	-	NM	NM
Interest expense	(18,447)	(13,575)	-	36%	NM
Total non-operating income (expense)	$10,746	$(44,856)	$(20,620)	NM	118%

Gains and other investment income decreased 5 percent in fiscal 2012, reflecting a decrease in gains recognized on our seed capital investments offset by an increase in investment income earned by our consolidated funds. In addition, in fiscal 2012, we recognized $2.4 million of investment gains related to the fiscal 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the first quarter of fiscal 2012. In fiscal 2011 we recognized a $5.5 million gain upon the sale of the Company’s equity investment in Lloyd George Management in the second quarter of fiscal 2011 and a $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company.

Interest expense was substantially unchanged in fiscal 2012 and 2011, reflecting constant levels of interest accrued on our fixed-rate senior notes.

Net income of our consolidated CLO entity totaled $25.9 million in fiscal 2012, representing $26.3 million of other income partly offset by $0.4 million of other operating expenses. Approximately $22.6 million of the total $25.9 million consolidated CLO entity net income was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income of the entity. The remaining $3.3 million in fiscal 2012 was included in net income attributable to Eaton Vance Corp. shareholders, representing the Company’s proportionate interest in the net income of the entity and management fees earned.

Net loss of our consolidated CLO entity totaled $31.0 million in fiscal 2011, representing $30.6 million of other loss and $0.4 million of other operating expenses. Approximately $34.5 million of the total $31.0 million consolidated CLO entity net loss was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net loss of the entity. The remaining $3.5 million in fiscal 2011 was included in net income attributable to Eaton Vance Corp. shareholders, representing the Company’s proportionate interest in the net income of the entity and management fees earned.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 35.3 percent, 41.1 percent and 38.6 percent in fiscal 2012, 2011 and 2010, respectively. The decrease in our overall effective tax rate in fiscal 2012 can be primarily attributed to the higher consolidated CLO entity income allocated to other beneficial interest holders and therefore not subject to tax in the calculation of the Company’s tax provision. The increase in our overall effective tax rate in fiscal 2011 can be primarily attributed to the losses incurred by the Company’s consolidated CLO entity, which are substantially borne by other beneficial interest holders and therefore not included in the calculation of the Company’s income taxes. Excluding the effect of the consolidated CLO entity income and loss allocated to other beneficial interest holders, our effective tax rate would have been 37.2 percent and 38.0 percent in fiscal 2012 and 2011, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for fiscal 2012 primarily reflects our 49 percent equity interest in Hexavest acquired on August 6, 2012, our 7 percent minority equity interest in a private equity partnership and equity interests in certain funds we sponsor or manage, notably Eaton Vance Richard Bernstein All Asset Strategy Fund, Eaton Vance Real Estate Fund, AGF Floating Rate Income Fund, Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund and Eaton Vance Parametric Structured Currency Fund. Equity in net income of affiliates, net of tax, increased by $0.4 million in fiscal 2012, primarily due to the inclusion of our 49 percent equity interest in Hexavest, offset by a decrease in the net income of the private equity partnership. Equity in net income of affiliates, net of tax, increased by $2.5 million in fiscal 2011, primarily due to an increase in the net income of the private equity partnership. As noted above, we sold our equity investment in Lloyd George Management in fiscal 2011.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests increased by $48.6 million in fiscal 2012, reflecting an increase of $57.1 million in gains attributable to other beneficial interest holders of the consolidated CLO entity and a $1.9 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries offset by a $10.3 million decrease in positive adjustments to the estimated redemption value of non-controlling interests in those subsidiaries. In fiscal 2012, the adjustments made to the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital were $7.9 million, $1.5 million and $10.0 million respectively. In fiscal 2011, the adjustments made to the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital were $20.0 million, $1.9 million and $8.3 million, respectively.

Net income attributable to non-controlling and other beneficial interests decreased by $14.3 million in fiscal 2011, reflecting the recognition of $34.5 million of losses borne by other beneficial interest holders of the consolidated CLO entity partly offset by an $8.4 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries and an $11.8 million increase in valuation adjustments made to the estimated redemption value of non-controlling interests in those subsidiaries. The increase in valuation adjustments made to the estimated redemption values of non-controlling interests in majority owned subsidiaries reflects the subsidiaries’ profit growth.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric, Parametric Risk Advisors and Atlanta Capital are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on October 31, 2012, 2011 and 2010 and for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2012	2011	2010
Balance sheet data:
Assets:
Cash and cash equivalents	$462,076	$510,913	$307,886
Investment advisory fees and other receivables	133,589	130,525	129,380
Total liquid assets	$595,665	$641,438	$437,266

Investments	$486,933	$287,735	$334,409

Liabilities:
Debt	$500,000	$500,000	$500,000

	Years Ended October 31,
(in thousands)	2012	2011	2010
Cash flow data:
Operating cash flows	$178,778	$172,312	$95,899
Investing cash flows	(90,905)	133,520	(14,025)
Financing cash flows	(136,748)	(103,047)	(84,252)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 39 percent and 48 percent of total assets on October 31, 2012 and 2011, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $45.8 million decrease in liquid assets in fiscal 2012 primarily reflects net cash provided by operating activities of $178.8 million, net inflows into consolidated funds from non-controlling interest holders of $42.0 million, proceeds from the issuance of Non-Voting Common Stock of $55.7 million, $8.6 million of excess tax benefits associated with stock option exercises and $22.1 million reflecting the impact of our consolidated CLO entity’s operating, investing and financing activities, offset by net cash used for the purchase of available-for-sale securities and investments in equity method investees of $127.4 million, the repurchase of $106.5 million of Non-Voting Common Stock, the payment of $87.8 million of dividends to shareholders, $12.3 million in contingent payments made to the sellers of the former Tax-Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services and the payment of $19.9 million to acquire additional interests in our majority owned subsidiaries. Net cash used for the purchase of available-for-sale securities and investments in equity method investees of $127.4 million primarily reflects our acquisition of a 49 percent interest in Hexavest in the fourth quarter of fiscal 2012. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2012 compared to the end of fiscal 2011.

The $204.2 million increase in liquid assets in fiscal 2011 can be attributed to an increase in cash and cash equivalent balances of $203.0 million and an increase in investment advisory fees and other receivables of $1.1 million. The increase in cash and cash equivalent balances in fiscal 2011 primarily reflects net cash provided by operating activities of $172.3 million, net proceeds from the sale of available-for-sale securities of $156.9 million, net inflows into consolidated funds from non-controlling interest holders of $118.5 million and proceeds from the issuance of Non-Voting Common Stock of $60.9 million offset by the repurchase of $198.6 million of Non-Voting Common Stock, the payment of $85.2 million of dividends to shareholders, $11.6 million in contingent payments made to the sellers of TABS business and the payment of $6.6 million to purchase additional interests in Parametric and Parametric Risk Advisors in the third quarter of fiscal 2011. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2011 compared to the end of fiscal 2010.

On October 31, 2012, our debt consisted of $500 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due in 2017. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2012 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2012.

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

Recoverability of our Investments

Our $486.9 million of investments as of October 31, 2012 consisted of our 49 percent equity interest in Hexavest and positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. Investments in sponsored products are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, excluding our equity method investments but including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2012.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2012 that would indicate that an impairment loss exists at October 31, 2012.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2012 that would indicate that an impairment loss exists at October 31, 2012.

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

Cash provided by operating activities totaled $178.8 million in fiscal 2012, an increase of $6.5 million from the $172.3 million reported in fiscal 2011. The increase in net cash provided by operating activities year over year, primarily reflects a net increase in operating cash flows related to timing differences in the cash settlement of other assets and liabilities partially offset by net gains recognized by our consolidated CLO entity compared to net losses in fiscal 2011 and an increase in our net deferred income tax asset.

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

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions, the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate and equity method investments.

Cash used for investing activities totaled $90.9 million in fiscal 2012 compared to cash provided by investing activities of $133.5 million in fiscal 2011. The decrease in cash provided by investing activities year over year can be primarily attributed to our acquisition of a 49 percent equity interest in Hexavest, which is included in purchase of investments. In fiscal 2012 and 2011, the Company made contingent payments of $12.3 million and $11.6 million, respectively, to the sellers of TABS under the terms of the 2009 acquisition agreement.

Cash provided by investing activities totaled $133.5 million in fiscal 2011 compared to cash used for investing activities of $14.0 million in fiscal 2010. The increase in cash provided by investing activities year over year can be primarily attributed to an increase in net proceeds received in conjunction with the net purchases and sales of available-for-sale investments in fiscal 2011. In fiscal 2010, the Company made a contingent payment of $8.8 million, to the sellers of TABS under the terms of the 2009 acquisition agreement.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority-owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority-owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises and the payment of dividends to our shareholders. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies net of cash paid to meet redemptions by non-controlling interest holders of these funds.

Cash used for financing activities totaled $136.7 million, $103.0 million and $84.3 million in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, we paid $19.9 million to acquire additional interests in our majority-owned subsidiaries, repurchased and retired approximately 4.0 million shares of our Non-Voting Common Stock for $106.5 million under our authorized repurchase programs and issued 4.7 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $55.7 million. We have authorization to purchase an additional 3.9 million shares as of October 31, 2012 under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.77 in fiscal 2012, compared to $0.73 in fiscal 2011 and $0.66 in fiscal 2010. We currently expect to declare and pay comparable dividends on our Voting and Non-Voting Common Stock on a quarterly basis. On December 4, 2012, the Company declared a special dividend of $1.00 per share on its Voting and Non-Voting Common Stock payable on December 20, 2012.

Contractual Obligations

The following table details our future contractual obligations as of October 31, 2012:

	Payments due by period
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$395	$20	$41	$38	$296
Senior notes	500	-	-	500	-
Interest payment on senior notes	163	33	65	65	-
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	10	-	10	-	-
Total	$1,069	$53	$117	$603	$296

Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$471	$-	$-	$-	$471
Interest payments on senior notes	23	4	7	7	5
Total contractual obligations of consolidated CLO	$494	$4	$7	$7	$476

(1)	Minimum payments have not been reduced by minimum sublease rentals of $3.3 million to be received in the future under noncancelable subleases.

(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.9 million of the maximum $15 million as of October 31, 2012. The remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Atlanta Capital, Parametric and Parametric Risk Advisers are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2012. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $98.8 million on October 31, 2012 compared to $100.8 million on October 31, 2011.

Redeemable non-controlling interests as of October 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $20.1 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $33.7 million, $8.7 million and $32.1 million, respectively, and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $2.0 million and $2.2 million, respectively. Redeemable non-controlling interests as of October 31, 2011 consist of third-party investors’ ownership in consolidated investment funds of $25.6 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $42.4 million, $10.3 million and $21.4 million, respectively, and redeemable interests in profit interests of Parametric and Atlanta Capital of $0.6 million and $0.5 million, respectively.

In conjunction with its acquisition of the TABS business in December 2008, the Company is obligated to make four further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2012, 2014, 2015 and 2016. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company made a contingent payment of $12.3 million with respect to the twelve months ended December 31, 2011.

In April 2012, the non-controlling interest holders of Parametric exercised a put option requiring the Company to purchase an additional interest in Parametric for $17.0 million, representing a 1.7 percent capital interest and a 2.9 percent profit interest in the entity. The transaction increased our ownership interest from 94.8 percent to 96.6 percent when the payment was made in May. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing. The transaction reduced capital interests held by non-controlling interest holders from 5.2 percent on October 31, 2011 to 3.4 percent on October 31, 2012. Profit interests held by non-controlling interest holders, which include direct profit interests in Parametric as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, decreased to 9.7 percent on October 31, 2012 from 11.4 percent on October 31, 2011, reflecting a 1.1 percent profit interest granted under the long-term equity plan offset by the re-purchase of the 2.9 percent profit interest referenced above.

In June 2012, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell an additional interest in Parametric Risk Advisors for $2.9 million. The transaction increased Parametric’s ownership interest from 60 percent to 70 percent when the payment was made in July. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Capital interests held by non-controlling interest holders of Atlanta Capital totaled 0.6 percent on October 31, 2012 and 2011. Profit interests held by non-controlling interest holders, which include direct profit interests in Atlanta Capital as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 18.1 percent on October 31, 2012 from 16.9 percent on October 31, 2011, reflecting an additional 1.2 percent profit interest granted under the long-term equity plan.

On August 6, 2012, we completed the purchase of a 49 percent equity interest in Hexavest, a Montreal-based investment advisor that provides discretionary management of equity and tactical asset allocation strategies using a predominantly top-down investment style. Following the closing, the employee shareholders of Hexavest continue to control and direct its operations and the Company assumed primary responsibility for Hexavest’s new business development outside of Canada.

At closing we paid $186.7 million to acquire the 49 percent interest, sourced from cash on hand. The Company will be obligated to make additional payments in respect of the acquired interest in fiscal 2013 and 2014 if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing, respectively. We have the option to acquire an additional 26 percent interest in Hexavest in 2017. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of these payments cannot be predicted with certainty, we anticipate they may be a significant use of cash in future years.

On November 11, 2012, Parametric announced the signing of a definitive agreement to acquire the business of The Clifton Group Investment Management Company (“Clifton Group”). Based in Minneapolis, Clifton Group specializes in providing futures- and options- based overlay services and custom risk management solutions to institutional investors. Following the closing, Clifton Group will be organized as a division of Parametric operating under its current leadership. Parametric will acquire the Clifton Group business using a loan from the Company, sourced from cash on hand. Completion of the transaction is expected on or about December 31, 2012 and is subject to certain customary closing conditions. No amounts relating to this purchase have been included in the table above.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of October 31, 2012 to be indefinitely re-invested. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2012, the Company had approximately $2.2 million of undistributed earnings in our Canadian subsidiary that is not available to fund domestic operations or to distribute to shareholders unless repatriated. The Company would need to accrue and pay U.S. corporate income taxes if such funds were repatriated. The Company’s current plans do not demonstrate a need to repatriate these funds.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

We believe the following critical accounting policies reflect our accounting policies that require significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates.

Consolidation of Variable Interest Entities

Effective November 1, 2010, we adopted new accounting guidance relating to the consolidation of variable interest entities (“VIEs”). This accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we must then perform an analysis to determine whether it represents the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we are required to consolidate the assets, liabilities and results of operations of the VIE into the consolidated financial statements of the Company. A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Our evaluation of whether we qualify as the primary beneficiary of a VIE is highly complex. In our analysis, we must make significant estimates and assumptions regarding future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is also judgment involved in assessing whether we have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While we believe that our evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of the primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of the VIE in our consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital and Parametric, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients. We attribute all goodwill associated with the acquisition of TABS and Fox Asset Management to a second reporting unit.

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

Accounting for Income Taxes

Our effective tax rate reflects the statutory tax rates of the many jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain, and we adjust our income tax provision in the period in which we determine that actual outcomes will likely be different from our estimates. Accounting standards require that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. Unrecognized tax benefits, as well as the related interest, are adjusted regularly to reflect changing facts and circumstances. While we have considered future taxable income and ongoing tax planning in assessing our taxes, changes in tax laws may result in a change to our tax position and effective tax rate. We classify any interest or penalties incurred as a component of income tax expense.

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

Our primary direct exposure to equity price risk arises from investments in equity securities made by consolidated sponsored funds, investments in equity securities held in separately managed accounts seeded for new product development purposes, our investments in sponsored equity funds that are not consolidated and our investments in equity method investees. Equity price risk as it relates to these investments represents the potential future loss of value that would result from a decline in the fair values of the fund shares or underlying equity securities.

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2012:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease

Investment securities, trading: Equity securities	$119,448	$131,393	$107,503
Investment securities, available-for-sale: Sponsored funds	29,186	32,105	26,267
Investment in equity method investees: Sponsored funds	32,366	35,603	29,129
Total	$181,000	$199,101	$162,899

Currently we have a corporate hedging program in place to hedge currency risk and market price exposures on certain investments in consolidated sponsored funds and separately managed accounts seeded for new product development purposes. As part of this program, we enter into futures and forward contracts to hedge exposure to certain equity instruments held within the portfolios of these separately managed accounts and consolidated sponsored funds. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

At October 31, 2012, the Company had outstanding foreign currency forward contracts, stock index futures contracts and commodity futures contracts with aggregate notional values of approximately $35.7 million, $97.1 million and $11.8 million, respectively. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $3.6 million, $9.7 million and $1.2 million, respectively, in the value of open derivative contracts at October 31, 2012.

In addition to utilizing forwards and futures contracts, the Company has also entered into transactions in which securities not yet purchased have been sold. In its short sales, the Company has sold securities that have been borrowed from third-party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2012, the Company had $26.1 million included in other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $2.6 million in the value of these securities.

Our primary direct exposure to interest rate risk arises from our investment in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate and debt securities held in separately managed accounts seeded for new product development purposes. We considered the negative effect on pre-tax interest income of a 50 basis point (0.50 percent) decline in interest rates as of October 31, 2012. A 50 basis point decline in interest rates is a hypothetical scenario used to demonstrate potential risk and does not represent management’s view of future market changes.

The following is a summary of the effect that a 50 basis point decline in interest rates would have on our pre-tax net income as of October 31, 2012:

(in thousands)	Carrying Value	Pre-tax Interest Income Impact of a 50 Basis Point Decline in Interest Rates

Investment securities, trading: Debt securities	$70,805	$354
Investment securities, available-for-sale: Sponsored funds	1,246	6
Investments in equity method investees: Sponsored funds	34,192	171
Total	$106,243	$531

From time to time, we seek to offset our exposure to changing interest rates associated with our debt financing. In October 2007, we issued $500 million in aggregate principal amount of 6.5 percent senior notes due 2017. In conjunction with the offering, we entered into an interest rate lock intended to hedge against adverse Treasury rate movements between the time at which the decision was made to issue the debt and the pricing of the securities. At the time the debt was issued, we terminated the lock and settled the transaction in cash. At termination, the lock was determined to be a fully effective cash flow hedge and the $4.5 million settlement cost was recorded as a component of other comprehensive income (loss), net of tax. There can be no assurance that our hedge instruments will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts on any future debt offerings.

Our primary direct exposure to credit risk arises from our interest in a non-consolidated cash instrument CLO entity that is included in investments in our Consolidated Balance Sheets as well as our interests in a consolidated CLO entity that are eliminated in consolidation. As an investor in a CLO entity, we are entitled to only a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investment in interests in the non-consolidated CLO entity was valued at $0.4 million, and our total investment in the consolidated CLO entity was $1.9 million, as of October 31, 2012, which represents our total value at risk with respect to such entities as of October 31, 2012.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States, and accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars, we do provide services and earn revenue outside of the United States. The portion of our revenue and expenses denominated in foreign currencies may be impacted by movements in currency exchange rates. The exposure to foreign currency exchange rate risk in our Consolidated Balance Sheet relates primarily to an equity method investment and cash and cash equivalents that are denominated in foreign currencies, principally Canadian dollars. This risk will likely increase as our business outside of the United States grows. We generally do not use derivative financial instruments to manage the foreign currency exchange risk exposure we assume in connection with investments in international operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. We do not enter into foreign currency transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2012, 2011 and 2010

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2012	2011	2010
Revenue:
Investment advisory and administrative fees	$988,058	$996,222	$867,683
Distribution and underwriter fees	89,410	102,979	103,995
Service fees	126,345	144,530	139,741
Other revenue	5,223	4,875	4,541
Total revenue	1,209,036	1,248,606	1,115,960
Expenses:
Compensation and related costs	385,395	369,927	348,897
Distribution expense	130,914	132,664	126,064
Service fee expense	113,485	124,517	116,900
Amortization of deferred sales commissions	20,441	35,773	35,533
Fund expenses	27,375	25,295	20,455
Other expenses	138,434	134,198	120,530
Total expenses	816,044	822,374	768,379
Operating income	392,992	426,232	347,581
Non-operating income (expense):
Gains and other investment income, net	18,417	19,408	13,046
Interest expense	(33,930)	(33,652)	(33,666)
Other income (expense) of consolidated collateralized loan obligation ("CLO") entity:
Gains (losses) and other investment income, net	44,706	(17,037)	-
Interest expense	(18,447)	(13,575)	-
Total non-operating income (expense)	10,746	(44,856)	(20,620)
Income before income taxes and equity in net income of affiliates	403,738	381,376	326,961
Income taxes	(142,385)	(156,844)	(126,263)
Equity in net income of affiliates, net of tax	3,415	3,042	527
Net income	264,768	227,574	201,225
Net income attributable to non-controlling and other beneficial interests	(61,303)	(12,672)	(26,927)
Net income attributable to Eaton Vance Corp. shareholders	$203,465	$214,902	$174,298
Earnings per share:
Basic	$1.76	$1.82	$1.47
Diluted	$1.72	$1.75	$1.40
Weighted average shares outstanding:
Basic	112,359	115,326	116,444
Diluted	115,126	119,975	122,632
Dividends declared per share	$0.77	$0.73	$0.66

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2012	2011	2010

Net income	$264,768	$227,574	$201,225

Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $157, $158 and $158, respectively	290	289	290
Unrealized holding gains on available-for-sale investments, net of income taxes of $1,269, $850, and $517, respectively	2,075	1,345	770
Foreign currency translation adjustments, net of income taxes of $(161), $(56), and $16, respectively	218	141	(101)
Other comprehensive income, net of tax	2,583	1,775	959

Total comprehensive income	267,351	229,349	202,184
Comprehensive income attributable to non-controlling and other beneficial interests	(61,303)	(12,672)	(26,927)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$206,048	$216,677	$175,257

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets
	October 31,
(in thousands, except share data)	2012	2011

Assets

Cash and cash equivalents	$462,076	$510,913
Investment advisory fees and other receivables	133,589	130,525
Investments	486,933	287,735
Assets of consolidated CLO entity:
Cash and cash equivalents	36,758	16,521
Bank loans and other investments	430,583	462,586
Other assets	1,107	2,715
Deferred sales commissions	19,336	27,884
Deferred income taxes	51,234	41,343
Equipment and leasehold improvements, net	54,889	67,227
Intangible assets, net	59,228	67,224
Goodwill	154,636	142,302
Other assets	89,122	74,325
Total assets	$1,979,491	$1,831,300

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$145,338	$137,431
Accounts payable and accrued expenses	59,397	51,333
Dividend payable	23,250	21,959
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	446,605	477,699
Other liabilities	766	5,193
Other liabilities	91,785	75,557
Total liabilities	1,267,141	1,269,172
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	98,765	100,824
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 413,167 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 115,878,384 and 115,223,827 shares, respectively	453	450
Additional paid-in capital	26,730	-
Notes receivable from stock option exercises	(4,155)	(4,441)
Accumulated other comprehensive income	3,923	1,340
Appropriated retained earnings (deficit)	18,699	(3,867)
Retained earnings	566,420	466,931
Total Eaton Vance Corp. shareholders' equity	612,072	460,415
Non-redeemable non-controlling interests	1,513	889
Total permanent equity	613,585	461,304
Total liabilities, temporary equity and permanent equity	$1,979,491	$1,831,300

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity									Temporary Equity
(in thousands)	Voting and Non-Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2009	117,520	$2	$457	$44,786	$(3,078)	$(1,394)	$266,196	$91	$307,060	$43,871
Net income	-	-	-	-	-	-	174,298	1,259	175,557	25,668
Other comprehensive income	-	-	-	-	-	959	-	-	959	-
Dividends declared	-	-	-	-	-	-	(78,126)	-	(78,126)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,304	-	13	51,402	(1,944)	-	-	-	49,471	-
Under employee stock purchase plan	158	-	1	3,887	-	-	-	-	3,888	-
Under employee incentive plan	102	-	-	2,874	-	-	-	-	2,874	-
Under restricted stock plan, net of forfeitures	947	-	4	-	-	-	-	-	4	-
Stock-based compensation	-	-	-	47,858	-	-	-	-	47,858	-
Tax benefit of stock option exercises	-	-	-	10,825	-	-	-	-	10,825	-
Repurchase of Voting Common Stock	(33)	-	-	(96)	-	-	-	-	(96)	-
Repurchase of Non-Voting Common Stock	(3,672)	-	(14)	(111,159)	-	-	-	-	(111,173)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	1,864	-	-	-	1,864	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	(775)	(775)	45,761
Deconsolidation	-	-	-	-	-	-	-	-	-	(36,372)
Reclass to temporary equity	-	-	-	-	-	-	-	(5)	(5)	5
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(11,244)
Other changes in non-controlling interests	-	-	-	(152)	-	-	822	-	670	(670)
Balance, October 31, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$363,190	$570	$410,855	$67,019

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive (Loss) Income	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$-	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	-	-	-	-	-	-	30,666	1,665	-	32,331	-
Net income	-	-	-	-	-	-	(34,533)	214,902	2,524	182,893	44,681
Other comprehensive income	-	-	-	-	-	1,775	-	-	-	1,775	-
Dividends declared	-	-	-	-	-	-	-	(85,805)	-	(85,805)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,341	-	13	55,726	(2,224)	-	-	-	-	53,515	-
Under employee stock purchase plan	144	-	1	3,766	-	-	-	-	-	3,767	-
Under employee incentive plan	132	-	-	3,655	-	-	-	-	-	3,655	-
Under restricted stock plan, net of forfeitures	980	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	-	52,030	-	-	-	-	-	52,030	-
Tax benefit of stock option exercises	-	-	-	7,022	-	-	-	-	-	7,022	-
Repurchase of Non-Voting Common Stock	(7,300)	-	(29)	(171,577)	-	-	-	(27,021)	-	(198,627)	-
Principal repayments on notes
receivable from stock option exercises	-	-	-	-	941	-	-	-	-	941	-
Net subscriptions (redemptions/distributions) of
non-controlling interest holders	-	-	-	-	-	-	-	-	(2,139)	(2,139)	120,666
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(125,844)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(66)	(66)	66
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(6,611)
Other changes in non-controlling interests	-	-	-	(847)	-	-	-	-	-	(847)	847
Balance, October 31, 2011	115,623	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	115,623	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	-	22,566	203,465	3,994	230,025	34,743
Other comprehensive income	-	-	-	-	-	2,583	-	-	-	2,583	-
Dividends declared	-	-	-	-	-	-	-	(88,948)	-	(88,948)	-
Issuance of Voting Common Stock	14	-	-	56	-	-	-	-	-	56	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,208	-	13	50,506	(535)	-	-	-	-	49,984	-
Under employee stock purchase plan	158	-	1	3,653	-	-	-	-	-	3,654	-
Under employee incentive plan	95	-	-	2,068	-	-	-	-	-	2,068	-
Under restricted stock plan, net of forfeitures	1,229	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	56,027	-	-	-	-	-	56,027	-
Tax benefit of stock option exercises	-	-	-	8,618	-	-	-	-	-	8,618	-
Repurchase of Non-Voting Common Stock	(4,035)	-	(16)	(91,426)	-	-	-	(15,028)	-	(106,470)	-
Principal repayments on notes receivable
from stock option exercises	-	-	-	-	821	-	-	-	-	821	-
Net subscriptions (redemptions/distributions)
of non-controlling interest holders	-	-	-	-	-	-	-	-	(3,238)	(3,238)	45,250
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(65,092)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(132)	(132)	132
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,864)
Other changes in non-controlling interests	-	-	-	(2,772)	-	-	-	-	-	(2,772)	2,772
Balance, October 31, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$264,768	$227,574	$201,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,085	25,269	24,911
Amortization of deferred sales commissions	20,480	35,723	35,518
Stock-based compensation	56,027	52,030	47,858
Deferred income taxes	(11,478)	54,868	(16,504)
Net gains on investments and derivatives	(10,957)	(11,931)	(7,150)
Equity in net income of affiliates, net of amortization	(4,161)	(4,898)	(848)
Dividends received from affiliates	11,369	1,608	1,313
Consolidated CLO entity operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(22,648)	38,153	-
Amortization of investments	(1,014)	(1,221)	-
Net decrease in other assets and liabilities, including cash	(23,060)	(3,122)	-
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(2,735)	456	(21,651)
Investments in trading securities	(142,862)	(214,826)	(208,793)
Deferred sales commissions	(11,933)	(15,505)	(31,696)
Other assets	(5,049)	(38,948)	(15,397)
Accrued compensation	7,944	17,471	34,692
Accounts payable and accrued expenses	7,549	(7,406)	9,937
Other liabilities	20,453	17,017	42,484
Net cash provided by operating activities	178,778	172,312	95,899
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(4,109)	(10,639)	(12,205)
Net cash paid in acquisition	(12,334)	(11,595)	(8,797)
Cash paid for intangible assets	(200)	(1,650)	-
Payments received on note receivable from affiliate	-	-	8,000
Proceeds from sale of investments	82,422	158,439	40,497
Purchase of investments	(209,870)	(1,569)	(41,520)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	169,099	291,381	-
Purchase of bank loans and other investments	(115,913)	(290,847)	-
Net cash (used for) provided by investing activities	(90,905)	133,520	(14,025)

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2012	2011	2010
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(19,864)	(6,611)	(11,244)
Proceeds from issuance of Voting Common Stock	56	-	-
Proceeds from issuance of Non-Voting Common Stock	55,711	60,941	56,237
Repurchase of Voting Common Stock	-	-	(96)
Repurchase of Non-Voting Common Stock	(106,470)	(198,627)	(111,173)
Principal repayments on notes receivable from stock option exercises	821	941	1,864
Excess tax benefit of stock option exercises	8,618	7,022	10,825
Dividends paid	(87,826)	(85,240)	(75,651)
Line of credit issuance costs	(1,192)	-	-
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	42,012	118,527	44,986
Consolidated CLO entity financing activities:
Principal repayments of senior notes	(28,614)	-	-
Net cash used for financing activities	(136,748)	(103,047)	(84,252)
Effect of currency rate changes on cash and cash equivalents	38	242	(322)
Net (decrease) increase in cash and cash equivalents	(48,837)	203,027	(2,700)
Cash and cash equivalents, beginning of year	510,913	307,886	310,586
Cash and cash equivalents, end of year	$462,076	$510,913	$307,886

Supplemental Cash Flow Information:
Cash paid for interest	$32,772	$32,642	$32,642
Cash paid for interest by consolidated CLO entity	19,508	11,100	-
Cash paid for income taxes, net of refunds	152,730	83,610	135,853
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$513	$3,350	$860
Exercise of stock options through issuance of notes receivable	535	2,224	1,944
Consolidation of CLO Entity:
Increase in other assets, net of other liabilities	$-	$10,418	$-
Increase in investments	-	446,440	-
Increase in borrowings	-	446,192	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(66,778)	$(124,253)	$(52,594)
Decrease in non-controlling interests	(65,092)	(125,844)	(36,372)

See notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business and organization

Eaton Vance Corp. and its subsidiaries (the “Company”) manage investment funds and provide investment management and advisory services to high-net-worth individuals and institutions in the United States, Europe and certain other international markets. The Company’s principal retail marketing strategy is to distribute funds and separately managed accounts primarily through financial intermediaries in the advisory channel. The Company also commits significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis.

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

During the second quarter of fiscal 2012, the Company combined the following line items previously reported within non-operating income (expense) into gains and other investment income, net; interest and other income; net gains (losses) on investments and derivatives; and net foreign currency gains (losses). Also during the second quarter of fiscal 2012, interest income and net gains (losses) on bank loans, other investments, and note obligations of the consolidated collateralized loan obligation entity (“CLO”) were combined into gains (losses) and other investment income, net, of the consolidated CLO entity. Amounts for the comparative prior years have been reclassified to conform to the current year presentation. These reclassifications, which simplify the financial statement presentation, had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results. See Note 16 for the components of gains and other investment income.

During the first quarter of fiscal 2012, the Company changed the presentation of its Consolidated Statements of Income. The change relates to the classification of net investment income and net investment gains or losses of consolidated sponsored funds. Net investment income earned by consolidated sponsored funds and net investment gains or losses recognized by consolidated sponsored funds, previously included in other revenue, are now presented as components of gains and other investment income, net. Management believes the revised presentation is more useful to readers of its financial statements as it better highlights the current earnings effect of the investment results of consolidated sponsored funds. Amounts for the comparative prior years have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results.

The following tables present the effects of the change in presentation of net investment income and net investment gains or losses earned by consolidated sponsored funds on the Company’s previously reported Consolidated Statements of Income for the years ended October 31, 2011 and 2010:

	Year Ended
	October 31, 2011
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$16,300	$(11,425)	$4,875
Total revenue	1,260,031	(11,425)	1,248,606
Operating income	437,657	(11,425)	426,232
Gains and other investment income, net	7,983	11,425	19,408
Net income	227,574	-	227,574
Net income attributable to Eaton Vance Corp. shareholders	214,902	-	214,902

	Year Ended
	October 31, 2010
(in thousands)	As Previously Reported	Reclassifications	As Reclassified
Other revenue	$10,242	$(5,701)	$4,541
Total revenue	1,121,661	(5,701)	1,115,960
Operating income	353,282	(5,701)	347,581
Gains and other investment income, net	7,345	5,701	13,046
Net income	201,225	-	201,225
Net income attributable to Eaton Vance Corp. shareholders	174,298	-	174,298

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) (including the CLO referred to below) for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated in consolidation.

As described further in Note 2, the Company adopted the provisions of a new consolidation standard on November 1, 2010. In conjunction with the adoption, the Company concluded that it was the primary beneficiary of one of the CLO entities for which it acts as collateral manager. As a result, the Company consolidated the assets, liabilities, results of operations and cash flows of that entity in the Company’s Consolidated Financial Statements beginning on November 1, 2010. The assets of the consolidated CLO entity cannot be used by the Company, and the note holders of the CLO entity have no recourse to the general credit or assets of the Company. There is a one month lag between the Company’s fiscal year end and that of the consolidated CLO entity for reporting purposes. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended October 31, 2012.

From time to time, the Company may maintain a controlling financial interest in a sponsored fund. Upon consolidation, the Company applies the specialized accounting treatment of the fund. All of the underlying investments held by consolidated funds are carried at fair value, with corresponding changes in fair value reflected in gains and other investment income, net in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to control the fund, the fund is deconsolidated and accounted for under another accounting method.

Consolidation of VIEs

Accounting guidance provides a framework for determining whether an entity should be considered a VIE, and if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it represents the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities and results of operations and cash flows of the VIE into the consolidated financial statements of the Company.

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

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex. In its analysis, the Company must make significant estimates and assumptions regarding future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is also judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

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

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in agency securities, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of these investments.

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions and securities sold, not yet purchased. Restricted cash is included as a component of other assets on the Company’s Consolidated Balance Sheets and is not available to the Company for general corporate use. Such derivatives and securities sold, not yet purchased, are used to hedge certain investments in consolidated funds and separately managed accounts seeded for product development purposes. Because the accounts are used to support trading activities, changes in restricted cash balances are reflected as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

Investments

Investment securities, trading

Marketable securities classified as investment securities, trading, consist primarily of investments in debt and equity securities held in the portfolios of sponsored funds consolidated by the Company, debt and equity securities held by the Company in separately managed accounts seeded for product development purposes and other corporate debt securities held by the Company.

Investment securities held in the portfolios of consolidated sponsored funds, separately managed accounts and/or held directly by the Company are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses recognized on investments held in the portfolios of sponsored funds, separately managed accounts or held directly are reflected as a component of gains and other investment income within non-operating income (expense).

The specific identified cost method is used to determine the realized gain or loss on all trading securities sold.

Investment securities, available-for-sale

Marketable securities classified as investment securities, available-for-sale, consist primarily of investments in shares of sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income or loss until realized. Realized gains or losses are reflected as a component of gains and other investment income within non-operating income (expense). The specific identified cost method is used to determine the realized gain or loss on the sale of shares of sponsored funds.

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

Investments in non-consolidated CLO entities

Investments in non-consolidated CLO entities are carried at amortized cost unless impaired. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized in gains and other investment income over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each non-consolidated CLO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized to the extent the carrying amount of the investment exceeds its fair value.

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income of affiliates, net of tax. Distributions received from the investment reduce the Company’s investment balance. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amount of the impairment loss, if any.

Investments, other

Certain investments are carried at cost. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

Fair value measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establish a hierarchy that prioritizes inputs to valuation techniques to measure fair value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Derivative financial instruments

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

The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. For derivative financial instruments that are designated as cash flow hedging instruments, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

Deferred sales commissions

Sales commissions paid to broker-dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these funds are generally applied to reduce the Company’s unamortized deferred sales commission assets. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of these assets would immediately decline, as would future cash flows.

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

Equipment and leasehold improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for repairs and maintenance are charged to expense when incurred. Equipment and leasehold improvements are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of the asset may not be recoverable.

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

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisitions of Atlanta Capital Management LLC (“Atlanta Capital”) and Parametric Portfolio Associates LLC (“Parametric”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with the acquisition of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investor Services and Fox Asset Management LLC (“Fox Asset Management”) to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting units to their respective carrying amounts, including goodwill. The Company establishes fair value for the purpose of impairment testing by either using the income approach or by averaging fair value established using an income approach and fair value established using a market approach, depending on the reporting unit.

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

The market approach employs market multiples for comparable publicly traded companies in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve-month revenue multiples and one year, two year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

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

Appropriated retained earnings (deficit)

In conjunction with the adoption of provisions of a new consolidation standard on November 1, 2010, the Company recorded a cumulative effect adjustment to appropriated retained earnings (deficit) of $30.7 million, equal to the difference between the fair value of the consolidated CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities. In fiscal 2012 and 2011, the net changes in the fair value of the CLO’s assets and liabilities that can be attributed to those note holders have been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings (deficit).

Revenue recognition

Investment advisory and administrative fees

Investment advisory and administrative fees for the funds and investment advisory fees for separate accounts managed by the Company are recorded in revenue as the services are performed. Such fees are primarily based on predetermined percentages of the market values of the assets under management. The Company’s fund investment advisory and administrative fees are calculated principally as a percentage of average daily net assets. The Company’s separate account investment advisory fees are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets. Investment advisory and administrative fees for the funds are earned daily and paid monthly; investment advisory fees for separate accounts are earned daily and paid either monthly or quarterly. The Company may waive certain fees for investment and administrative services at its discretion.

The Company has contractual arrangements with third parties to provide certain fund-related services, including sub-advisory and distribution-related services. Management’s determination of whether revenue should be reported gross based on the amount paid by the funds or net of payments to third-party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include: (1) whether the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided; (2) whether the Company has reasonable latitude to establish the price of the service provided; (3) whether the Company has the discretion to select the service provider; and (4) whether the Company assumes credit risk in the arrangement.

Pursuant to management’s assessment of the criteria described above, investment advisory and administrative fees are recorded gross of any sub-advisory payments, with the corresponding fees paid to any sub-advisor based on the terms of those arrangements included in fund expenses in the Company’s Consolidated Statements of Income.

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

Effective January 1, 2012, the Company suspended sales of Class B shares. Additional investment in this share class is limited to exchanges and the reinvestment of distributions by existing Class B shareholders. EVD continues to recover dealer commissions previously paid on behalf of Class B shareholders through distribution fees limited to an annual rate of 75 basis points annually of the average net assets of the Class B shares. In addition, EVD receives, and then pays to authorized firms a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

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

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2012, 2011 or 2010.

Leases

The Company leases office space under various leasing arrangements. As the leases expire, it can be expected that in the normal course of business they will be renewed or replaced. Most lease agreements contain renewal options, rent escalation clauses and/or other inducements provided by the landlord. Rent expense is recorded on a straight-line basis, including escalations and inducements, over the lease term.

Earnings per share

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock awards with non-forfeitable rights to dividends are considered participating securities. Under the two-class method, earnings per basic share is calculated by dividing net income available to Eaton Vance Corp. shareholders by the weighted-average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. Net income available to Eaton Vance Corp. shareholders is reduced by the amount allocated to participating restricted shares to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.  Dividends declared per share on the unvested restricted shares are equal to the dividends declared per common share. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.

Stock-based compensation

The Company accounts for stock-based compensation expense using the fair value method. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized over the relevant service period and is adjusted each period for anticipated forfeitures. The fair value of each option award is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Stock-based compensation expense for employees who are not retirement eligible is recognized on a straight-line basis over the service or vesting period of the option (generally five years). Prior to October 24, 2012, the Company immediately recognized compensation expense at grant date for all awards granted to retirement-eligible employees, as defined. On October 24, 2012, the Company modified its stock-based compensation plans to remove the provision regarding retirement eligible employees on grants made subsequent to that date, with the effect that immediate expense recognition is no longer applicable.

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

Foreign currency translation

Substantially all of the Company’s foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in gains and other investment income as they occur.

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the amortization of losses on certain derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in our consolidated sponsored funds and certain vested interests held by employees of our majority-owned subsidiaries under subsidiary-specific long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid-in capital.

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

Loss contingencies

The Company continuously reviews any investor, employee or vendor complaints and pending or threatened litigation. The likelihood that a loss contingency exists is evaluated under the criteria of applicable accounting standards through consultation with legal counsel, and a loss contingency is recorded, inclusive of legal costs, if the contingency is probable and reasonably estimable at the date of the financial statements. There are no losses of this nature that are currently deemed probable and reasonably estimable, and, thus, none have been recorded in the accompanying Consolidated Financial Statements.

2. Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2012:

Fair value measurements

On February 1, 2012, the Company adopted new requirements for expanded fair value disclosures as issued by the Financial Accounting Standards Board (“FASB”). The updated guidance modifies and clarifies existing fair value guidance and expands disclosure requirements. The expanded disclosures are included in Note 6.

The Company adopted the following accounting standard in fiscal 2011:

VIEs

The Company adopted the provisions of a new accounting standard on November 1, 2010 that prescribed a new consolidation model. While the new consolidation model did not change the Company’s conclusions regarding consolidation for the majority of VIEs in which it is involved, it did require that the Company consolidate into its Consolidated Balance Sheets one CLO entity with non-recourse assets of $487.0 million and non-recourse liabilities of $456.3 million upon adoption. The Company irrevocably elected the fair value option for all assets and liabilities of this CLO entity upon adoption. The change in accounting had no effect on the terms of the Company’s management contract with this entity, the revenue the Company is contractually entitled to receive from this entity or the Company’s exposure to liability with respect to this entity. The Company’s maximum exposure to loss related to this entity remains limited to its direct investment and beneficial interest in this entity of $1.9 million and investment management fees receivable of $0.5 million as of October 31, 2012.

In conjunction with the adoption, the Company recorded a cumulative effect adjustment to retained earnings of $1.7 million, representing an adjustment to the carrying value of the Company’s direct investment in the CLO entity, and a cumulative effect adjustment to appropriated retained earnings (deficit) of $30.7 million, equal to the difference between the fair value of the CLO’s assets and the fair value of its liabilities that can be attributed to external investors. This amount was recorded as appropriated retained earnings (deficit) since the CLO’s external note holders, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLO’s assets and liabilities.

Subsequent to the effective date, the net income or loss of the CLO entity, including the net change in the fair value of the CLO’s assets and liabilities attributable to external note holders, is recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings (deficit).

3. New Accounting Standards Not Yet Adopted

Testing intangibles for impairment

In July 2012, the FASB updated the indefinite-lived asset impairment testing guidance. Under the amended guidance, a reporting entity may elect to assess qualitative factors to determine if it is more likely than not that the fair value of the intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the currently required quantitative fair value assessment. The new guidance is effective for the Company for the fiscal year that begins on November 1, 2012. The Company is still in the process of determining whether or not it will make this election. The adoption of this new guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

4. Consolidated Sponsored Funds

The Company consolidates sponsored funds in which it holds a controlling financial interest. All investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as investment securities, trading, at October 31, 2012 and 2011. Net investment income related to these funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling interest holders, which were recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that were included on the Company’s Consolidated Balance Sheets at October 31, 2012 and 2011 as well as the Company’s net interest in these funds:

(in thousands)	2012	2011
Investments	$157,405	$143,517
Other assets	5,594	13,465
Other liabilities	(16,928)	(10,764)
Redeemable non-controlling interests	(20,072)	(25,569)
Net interest in consolidated sponsored funds(1)	$125,999	$120,649

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

5. Investments

The following is a summary of the carrying value of investments at October 31, 2012 and 2011:

(in thousands)	2012	2011
Investment securities, trading:
Corporate debt securities	$-	$4,832
Consolidated sponsored funds	157,405	143,517
Separately managed accounts	32,848	44,860
Total investment securities, trading	190,253	193,209
Investment securities, available-for-sale	31,148	39,841
Investment in non-consolidated CLO entity	350	278
Investments in equity method investees	257,652	46,900
Investments, other	7,530	7,507
Total investments(1)	$486,933	$287,735

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of corporate debt securities held directly by the Company and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The following is a summary of the fair value of investments classified as trading at October 31, 2012 and 2011:

(in thousands)	2012	2011
Debt securities	$70,805	$85,222
Equity securities	119,448	107,987
Total investment securities, trading	$190,253	$193,209

The Company recognized trading gains related to trading securities still held at the reporting date of $12.1 million, $6.8 million and $1.6 million for the years ended October 31, 2012, 2011 and 2010 respectively.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist exclusively of seed investments in certain Company-sponsored funds. The following is a summary of the gross unrealized gains and (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at October 31, 2012 and 2011:

2012		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$22,331	$8,835	$(18)	$31,148

2011		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$34,368	$5,518	$(45)	$39,841

Net unrealized holding gains on investment securities, available-for-sale, included in other comprehensive income were $3.3 million, $2.2 million, and $1.3 million for the years ended October 31, 2012, 2011, and 2010 respectively.

The Company reviewed gross unrealized losses of $18,000 as of October 31, 2012 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $0.5 million at October 31, 2012. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the years ended October 31, 2012, 2011, and 2010:

(in thousands)	2012	2011	2010
Gains	$348	$3,212	$3,108
Losses	(440)	(2,626)	(60)
Net realized (losses) gains	$(92)	$586	$3,048

Investments in CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities. The Company’s ownership interests in the unconsolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of the CLO entities. At October 31, 2012 and 2011, combined assets under management in the pools of these unconsolidated CLO entities were $1.8 billion and $1.9 billion, respectively. The Company’s maximum exposure to loss as a result of its investments in the equity of unconsolidated CLO entities is the carrying value of such investments, which was $0.4 million and $0.3 million at October 31, 2012 and 2011, respectively. Investors in CLO entities have no recourse against the Company for any losses sustained in the CLO structures.

The Company did not recognize any impairment losses in fiscal 2012, 2011 or 2010.

In fiscal 2011, the Company sold its subordinated interest in a non-consolidated CLO entity and recognized a realized gain of $1.9 million in its Consolidated Statement of Income.

Investments in equity method investees

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor that provides discretionary management of equity and tactical asset allocations using a predominantly top-down investment style. The Company accounted for the purchase using the equity method. As of October 31, 2012, the investment in Hexavest was comprised of $3.4 million of equity in the net assets of Hexavest, intangible assets of $42.7 million, goodwill of $146.6 million and a deferred tax liability of $11.5 million, for a total carrying value of $181.2 million. The Company will be obligated to make two additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. These payments would be considered goodwill and will be recorded as additions to the carrying amount of the equity method investment. The Company’s interest in finite-lived intangible assets acquired in the transaction is being amortized over an estimated useful life of seventeen years.

In connection with the transaction, the Company also acquired an option, executable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at October 31, 2012.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $9.8 million and $18.4 million at October 31, 2012 and 2011, respectively.

In fiscal 2011, the Company sold its equity interest in Lloyd George Management (BVI) Limited (“LGM”), an investment management company based in Hong Kong that primarily manages Asia Pacific and emerging market equity funds and separate accounts, including three funds sponsored by the Company. The Company recognized gains of $2.4 million and $5.5 million in the Company’s Consolidated Statements of Income in connection with the sale during fiscal 2012 and fiscal 2011, respectively.

The Company had equity interests in the following sponsored funds as of October 31, 2012 and 2011.

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	October 31,	October 31,	October 31,	October 31,
(dollar amounts in thousands)	2012	2011	2012	2011
Eaton Vance Richard Bernstein All Asset Strategy Fund	44%	-	$23,341	$-
Eaton Vance Real Estate Fund	48%	-	16,494	-
AGF Floating Rate Income Fund	21%	-	15,334	-
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	31%	-	10,346	-
Eaton Vance Parametric Structured Currency Fund	33%	-	1,043	-
Eaton Vance Parametric Option
Absolute Return Strategy Fund	-	27%	-	19,298
Eaton Vance Parametric Structured Commodity Strategy Fund	-	47%	-	9,190
Total			$66,558	$28,488

(1)	The carrying value of equity method investments in sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time.

Summarized financial information for the Company’s equity method investees as of October 31, 2012 and 2011 and for the years ended October 31, 2012, 2011 and 2010 is as follows:

	2012			2011
		Other
(in thousands)	Hexavest	Investees	Total	Total
Balance Sheet
Total assets	$25,182	$363,539	$388,721	$323,126
Total liabilities	11,544	14,351	25,895	415

	2012			2011	2010
		Other
(in thousands)	Hexavest	Investees	Total	Total	Total
Statement of Income(1)
Revenue	$10,691	$8,788	$19,479	$20,609	$41,715
Operating income	6,060	5,286	11,346	1,469	5,069
Net income	4,714	34,339	39,053	93,896	3,741

(1)	Statement of income figures are included only for the time in which the investees were accounted for under the equity method.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2012, 2011 or 2010.

During the years ended October 31, 2012, 2011 and 2010, the Company received dividends of $11.4 million, $1.6 million and $1.3 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consist of certain investments carried at cost totaling $7.5 million for the years ended October 31, 2012 and 2011, respectively, including a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. Management believes that the carrying value of its other investments approximates their fair value.

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

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at October 31, 2012 and 2011:

October 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$16,390	$139,469	$-	$-	$155,859
Investments:
Investment securities, trading – debt	4,512	66,293	-	-	70,805
Investment securities, trading – equity	87,991	31,457	-	-	119,448
Investment securities, available-for-sale	26,736	4,412	-	-	31,148
Investment in non-consolidated CLO
entity(1)	-	-	-	350	350
Investments in equity method investees(2)	-	-	-	257,652	257,652
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	2,229	-	-	2,229
Assets of consolidated CLO entity:
Cash equivalents	34,561	-	-	-	34,561
Bank loans and other investments	98	428,282	2,203	-	430,583
Total financial assets	$170,288	$672,202	$2,203	$265,472	$1,110,165

Financial liabilities:
Derivative instruments	$-	$788	$-	$-	$788
Securities sold, not yet purchased	-	26,142	-	-	26,142
Liabilities of consolidated CLO entity: Senior and subordinated note obligations	-	2,659	443,946	-	446,605
Total financial liabilities	$-	$29,589	$443,946	$-	$473,535

October 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$6,691	$360,676	$-	$-	$367,367
Investments:
Investment securities, trading – debt	11,308	73,914	-	-	85,222
Investment securities, trading – equity	102,790	5,197	-	-	107,987
Investment securities, available-for-sale	36,128	3,713	-	-	39,841
Investment in non-consolidated CLO entity(1)	-	-	-	278	278
Investments in equity method investees(2)	-	-	-	46,900	46,900
Investments, other(3)	-	37	-	7,470	7,507
Derivative instruments	-	1,060	-	-	1,060
Assets of consolidated CLO entity:
Cash equivalents	15,829	-	-	-	15,829
Bank loans and other investments	85	456,591	5,910	-	462,586
Total financial assets	$172,831	$901,188	$5,910	$54,648	$1,134,577

Financial liabilities:
Derivative instruments	$-	$6,654	$-	$-	$6,654
Securities sold, not yet purchased	-	6,270	-	-	6,270
Liabilities of consolidated CLO entity: Senior and subordinated note obligations	-	-	477,699	-	477,699
Total financial liabilities	$-	$12,924	$477,699	$-	$490,623

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis using Level 3 inputs. The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which time the investment is written down to fair value. There was no re-measurement of this asset during the years ended October 31, 2012 or 2011.

(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.

(3)	Investments, other, include investments carried at cost which are not measured at fair value in accordance with GAAP.

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

Investment securities, trading – debt

Investment securities, trading – debt, consist of debt obligations held in the portfolios of consolidated sponsored funds and separately managed accounts and other corporate debt securities held directly by the Company. Debt obligations (including short-term obligations with a remaining maturity of more than sixty days) are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Short-term obligations purchased with a remaining maturity of sixty days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates market value. Depending upon the nature of the inputs, investment securities, trading – debt, are generally classified as Level 1 or 2 within the valuation hierarchy.

Investment securities, trading – equity

Investment securities, trading – equity, consist of foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices therefore on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair values as of the close of regular trading on the New York Stock Exchange. Depending upon the nature of the inputs, investments securities, trading – equity are generally classified as Level 1 or 2 within the valuation hierarchy.

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

Assets of consolidated CLO entity

Assets of the consolidated CLO entity include investments in money market funds, equity securities, debt securities, bank loans and warrants. Fair value is determined utilizing unadjusted quoted market prices when available. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the valuation hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, are generally classified as Level 2 within the valuation hierarchy.

Liabilities of consolidated CLO entity

Liabilities of the consolidated CLO entity include debt securities and senior and subordinated note obligations of the consolidated CLO entity. The debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. The senior and subordinated notes are valued based upon model-based valuation techniques in which one or more significant inputs are unobservable in the market. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the valuation hierarchy.

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 for the year ended October 31, 2012:

(in thousands)	2012
Transfers from Level 1 into Level 2(1)	$9,237
Transfers from Level 2 into Level 1	-

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.

There were no significant transfers between Level 1 and Level 2 during the fiscal year ended October 31, 2011.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 for the years ended October 31, 2012 and 2011:

85

	2012		2011
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$5,910	$477,699	$-	$-
Adjustment for adoption of new consolidation guidance	-	-	5,265	444,087
Net gains (losses) on investments and note obligations included in net income(1)	(333)	(2,480)	1,314	33,612
Payment-in-kind	5	-	-	-
Principal paydown	-	(28,614)	-	-
Purchases, sales and settlements, net	-	-	(1,353)	-
Transfers into Level 3(2)	437	-	-	-
Transfers out of Level 3(3)	(3,816)	(2,659)	-	-
Net transfers in and/or out of Level 3	-	-	684	-
Ending balance	$2,203	$443,946	$5,910	$477,699
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(333)	$(2,480)	$1,314	$33,612

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities including a second lien bank loan defaulted during the period. Fair value for these securities was determined utilizing a discounted cash flow analysis. In addition the transfers were the result of equity securities for which only one non-binding quote was utilized.
(3)	Transfers out of Level 3 into Level 2 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments attributable to an increase in the number of price quotes received.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at October 31, 2012:

	Fair Value at	Valuation	Unobservable
($ in thousands)	October 31, 2012	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:
			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$443,946	Income approach	Discount rate	135-700 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. Prepayment rate is the rate at which the underlying collateral is expected to repay principal. Recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes.

Valuation process

The Company elected the fair value option for both the collateral assets held and senior and subordinated notes issued by its consolidated CLO entity upon consolidation to mitigate any accounting inconsistencies between the carrying value of the assets held to provide cash flows for the note obligations and the carrying value of those note obligations.

Senior and subordinated note obligations issued by the Company’s consolidated CLO entity are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s projected default rate, as well as observable assumptions about market yields, collateral reimbursement assumptions, prepayment speeds and default and recovery rates, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method and reports directly to the Chief Income Investment Officer.

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

7.  Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During each of the fiscal years ended October 31, 2012, 2011, and 2010, the Company reclassified into interest expense $0.4 million of the loss on a Treasury lock transaction related to the Company’s issuance of ten-year senior notes in October 2007. The loss recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. At October 31, 2012, the remaining unamortized loss on this transaction was $2.2 million. During fiscal 2013, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes.

At October 31, 2012, the Company had 49 foreign exchange contracts outstanding with eight counterparties with an aggregate notional value of $35.7 million; 1,325 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $97.1 million; and 200 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $11.8 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of October 31, 2012 and 2011:

October 31, 2012

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$226	Other liabilities	$300
Stock index futures contracts	Other assets	1,505	Other liabilities	367
Commodity futures contracts	Other assets	498	Other liabilities	121
Total		$2,229		$788

October 31, 2011

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$24	Other liabilities	$124
Stock index futures contracts	Other assets	157	Other liabilities	6,363
Commodity futures contracts	Other assets	879	Other liabilities	167
Total		$1,060		$6,654

The following is a summary of the net gains (losses) recognized in income for the years ended October 31, 2012, 2011 and 2010:

	Income Statement
(in thousands)	Location	2012	2011	2010
Foreign exchange contracts	Gains and other investment income, net	$288	$(1,495)	$(810)

Stock index futures contracts	Gains and other investment income, net	(11,361)	(2,658)	(1,923)

Commodity futures contracts	Gains and other investment income, net	693	305	(836)
Total		$(10,380)	$(3,848)	$(3,569)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2012 and 2011:

	2012			2011
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value
Investments, other	$7,470	$7,470	3	$7,470	$7,470
Other assets	$8,307	$8,307	3	$-	$-
Debt	$500,000	$604,316	1	$500,000	$566,047

Included in investments, other is a $6.6 million non-controlling capital interest in ACM Holdings, a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The carrying value of this investment approximates fair value. The fair value of the investment is determined using a cash flow model which projects future cash flows based upon contractual obligations. Once the undiscounted cash flows have been determined, the Company applies an appropriate discount rate. The inputs to the model are considered Level 3.

Included in other assets is a five-year option to acquire an additional 26 percent interest in Hexavest. The $8.3 million carrying value of this option approximates fair value. The fair value of the option is determined using a Monte Carlo model which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The inputs to the model are considered Level 3.

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

To determine whether or not the Company is the primary beneficiary of a VIE, management must make significant estimates and assumptions regarding probable future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes.

Investments in VIEs that are consolidated

Consolidated CLO entity

As described in Note 2, the Company adopted the provisions of a new consolidation standard on November 1, 2010 that resulted in the consolidation of a CLO entity.

The Company irrevocably elected the fair value option for all financial assets and liabilities of the consolidated CLO entity upon adoption of the new accounting guidance. The Company elected the fair value option to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations and the carrying value of the assets that are held to provide the cash flows for those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, in the consolidated statements of income. Although the subordinated note obligations of the CLO entity have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

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

The following tables present, as of October 31, 2012 and 2011, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

October 31, 2012

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$425,153	$500	$471,546
Excess unpaid principal balance over fair value	(863)	(485)	(24,941)
Fair value	$424,290	$15	$446,605

October 31, 2011

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$474,515	$1,192	$500,066
Excess unpaid principal balance over fair value	(17,820)	(617)	(22,367)
Fair value	$456,695	$575	$477,699

During the fiscal years ended October 31, 2012 and 2011, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $20.2 million and net losses of $4.6 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net gains of $2.4 million and net losses of $33.6 million, respectively. The combined net gains of $22.6 million and net losses of $38.2 million for the fiscal years ended October 31, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income of the consolidated CLO entity on the Company’s Consolidated Statements of Income for these periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. Subsequent to April 2012, reinvestment opportunities are limited and it is expected that prepayments received will be used to pay down the entity’s note obligations. During fiscal 2012, $28.6 million of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate the CLO entity, provided there is sufficient value to repay the senior notes in full.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income and as interest expense in other income (expense) of the consolidated CLO entity on the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2012 and 2011.

The following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets at October 31, 2012 and 2011:

(in thousands)	2012	2011
Assets of consolidated CLO entity:
Cash and cash equivalents	$36,758	$16,521
Bank loans and other investments	430,583	462,586
Other assets	1,107	2,715
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	446,605	477,699
Other liabilities	766	5,193
Appropriated retained earnings (deficit)	18,699	(3,867)
Net interest in consolidated CLO entity	$2,378	$2,797

The Company had a subordinated interest in the consolidated CLO entity of $1.9 million and $2.3 million as of October 31, 2012 and 2011, respectively, which was eliminated in consolidation.

For the fiscal years ended October 31, 2012 and 2011, the Company recorded net income of $25.9 million and net losses of $31.0 million, respectively, related to the consolidated CLO entity. The Company recorded $22.6 million of net income attributable to other beneficial interests and a net loss of $34.5 million attributable to other beneficial interests for the fiscal years ended October 31, 2012 and 2011, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $3.3 million and $3.5 million related to the consolidated CLO entity for the fiscal years ended October 31, 2012 and 2011, respectively.

Investments in VIEs that are not consolidated

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.8 billion and $1.9 billion as of October 31, 2012 and 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company maintains an investment in one of these entities totaling $0.4 million and $0.3 million as of October 31, 2012 and 2011, respectively. Collateral management fees receivable for these CLO entities totaled $2.0 million and $3.0 million on October 31, 2012 and 2011, respectively. In the fiscal year ended October 31, 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investment in, and collateral management fees receivable from, the CLO entities as of October 31, 2012.

The Company’s investment in the CLO entity identified above is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from this entity is recorded as a component of gains and other investment income, net, based upon projected investment yields.

Other Entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.0 billion and $9.6 billion as of October 31, 2012 and 2011, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $4.4 million and $3.7 million on October 31, 2012 and 2011, respectively, and investment advisory fees receivable totaling $0.4 million on both October 31, 2012 and 2011, respectively. In the fiscal year ended 2012, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2012.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2012 and 2011:

(in thousands)	2012	2011

Equipment	$66,154	$70,546
Leasehold improvements	52,270	51,056
Subtotal	118,424	121,602
Less: Accumulated depreciation and amortization	(63,535)	(54,375)
Equipment and leasehold improvements, net	$54,889	$67,227

Depreciation and amortization expense was $16.9 million, $15.8 million, and $15.4 million for the years ended October 31, 2012, 2011 and 2010, respectively.

11. Acquisitions, Goodwill and Intangible Assets

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

Parametric Risk Advisors is a majority-owned subsidiary of Parametric. In fiscal 2012, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to Parametric units representing a 10 percent ownership interest in Parametric Risk Advisors for $2.9 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2012. As a result of the transaction, Parametric’s ownership interest increased from 60 percent to 70 percent. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing. Parametric has the right to purchase the remaining non-controlling interest in Parametric Risk Advisors over a three-year period based on a prescribed multiple of earnings before interest and taxes of the entity for the twelve months ending April 30, 2013 and the next two twelve-month periods. The exercise of the call rights is not contingent upon the non-controlling interest holders of Parametric Risk Advisors remaining employees of the Company.

In fiscal 2011, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to Parametric units representing a 9 percent ownership interest in Parametric Risk Advisors for $2.3 million. As a result of the transaction, Parametric’s ownership interest increased from 51 percent to 60 percent. The payment was treated as an equity transaction and resulted in a reduction to redeemable non-controlling interest.

Parametric

In fiscal 2012, the non-controlling interest holders of Parametric exercised a put option requiring the Company to purchase for $17.0 million an additional interest in Parametric representing a 1.7 percent capital interest and a 2.9 percent profit interest in the entity. Pursuant to the acquisition agreement, the exercise price of the put option was based on a multiple of earnings before taxes for the calendar year ended December 31, 2011. The transaction reduced the capital interests held by non-controlling interest holders from 5.2 percent on October 31, 2011 to 3.4 percent on October 31, 2012. Profit interests held by non-controlling interest holders, which include direct profit interests in Parametric as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, decreased to 9.7 percent on October 31, 2012 from 11.4 percent on October 31, 2011, reflecting the repurchase of the 2.9 percent profit interest referenced above partly offset by an additional 1.1 percent profit interest granted under the long-term equity incentive plan. The exercise of the put was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

In fiscal 2011, the Company exercised a call option requiring the non-controlling interest holders of Parametric to sell to the Company for $4.3 million units representing a 0.5 percent capital ownership interest and a 0.9 percent profits interest in the entity. The transaction reduced the capital interests held by non-controlling interest holders from 5.7 percent on October 31, 2010 to 5.2 percent on October 31, 2011. Profit interests held by non-controlling interest holders increased to 11.4 percent on October 31, 2011 from 11.1 percent on October 31, 2010, reflecting an additional 1.2 percent profit interest granted under the long-term equity incentive plan partly offset by the repurchase of 0.9 percent profit interest referenced above. The exercise of the put was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

Non-controlling interest holders of Parametric will have the right to sell to the Company the remaining 3.4 percent of the capital of Parametric (which entitles the holder to an additional 5.7 percent profits interest) based on financial results of Parametric for the calendar year ending December 31, 2012. The Company has the right to purchase the remaining capital and associated profit interests held by the non-controlling interest holders of Parametric based on its financial results for the calendar year ending December 31, 2012. Prices for acquiring capital and profits interests in Parametric will be based on a multiple of earnings before interest and taxes. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Parametric remaining employees of the Company.

Atlanta Capital

Non-controlling interest holders of Atlanta Capital have the right to sell a 10.3 percent interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2012 and each year thereafter subject to certain restrictions. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2013 and each year thereafter. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees of the Company.

Profit interests held by non-controlling interest holders increased to 18.1 percent on October 31, 2012 from 16.9 percent on October 31, 2011, reflecting an additional 1.2 percent profit interest granted under the long-term equity incentive plan.

Profit interests held by non-controlling interest holders, which include direct profit interests in Atlanta Capital as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 16.9 percent on October 31, 2011 from 15.2 percent on October 31, 2010, reflecting an additional 1.7 percent profit interest granted under the long-term equity incentive plan.

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

During fiscal 2012, the Company made a contingent payment of $12.3 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2011. The payment increased goodwill by $12.3 million. The Company will be obligated to make four additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2012, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

During fiscal 2011, the Company made a contingent payment of $11.6 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2010.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Balance, beginning of period	$142,302	$135,786
Goodwill acquired	12,334	6,516
Balance, end of period	$154,636	$142,302

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2012 and determined that there was no impairment in the value of this asset as of September 30, 2012. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2011 and 2010.

Intangible assets

The following is a summary of intangible assets at October 31, 2012 and 2011:

October 31, 2012

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	7.0	$110,327	$(58,681)	$51,646
Intellectual property acquired	13.6	1,000	(126)	874

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	-	6,708
Total		$118,035	$(58,807)	$59,228

October 31, 2011

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	7.9	$110,327	$(50,749)	$59,578
Intellectual property acquired	14.6	1,000	(62)	938

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	-	6,708
Total		$118,035	$(50,811)	$67,224

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2012, 2011 or 2010.

Amortization expense was $8.0 million, $7.9 million and $7.8 million for the years ended October 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for the next five years on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
2013	$7,995
2014	7,968
2015	7,743
2016	7,301
2017	7,189

12. Debt

Senior Notes

The Company has issued $500 million in aggregate principal of 6.5 percent unsecured senior notes due October 2, 2017. Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the senior notes.

Corporate Credit Facility

The Company entered into a $300 million senior unsecured revolving credit facility on June 4, 2012, which replaced the Company's previous senior unsecured revolving credit facility. The credit facility has a three-year term, expiring on June 4, 2015.  Under the facility, the Company may borrow up to $300 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2012, the Company had no borrowings outstanding under its unsecured revolving credit facility. As of October 31, 2011, the Company had no borrowings outstanding under its previous unsecured revolving credit facility.

13. Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan, as amended and restated (the “2008 Plan”), the Employee Stock Purchase Plan, the Incentive Plan – Stock Alternative, the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “Parametric Plan”). The Company recognized total compensation cost related to its plans for the years ended October 31, 2012, 2011 and 2010 as follows:

(in thousands)	2012	2011	2010
2008 Plan:
Stock options	$27,959	$31,536	$32,225
Restricted shares	24,202	17,180	13,065
Phantom stock units	280	264	301
Employee Stock Purchase Plan	426	782	1,099
Incentive Plan – Stock Alternative	151	373	342
Atlanta Capital Plan	927	639	408
Parametric Plan	2,362	1,520	720
Total stock-based compensation expense	$56,307	$52,294	$48,160

The total income tax benefit recognized for stock-based compensation arrangements was $17.9 million, $16.5 million and $15.0 million for the years ended October 31, 2012, 2011 and 2010, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2008 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2012, 4.4 million restricted shares and options to purchase 11.7 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the years ended October 31, 2012, 2011 and 2010 using the Black-Scholes option pricing model were as follows:

	2012	2011	2010
Weighted-average grant date fair value of options granted	$6.69	$8.55	$8.84

Assumptions:
Dividend yield	2.9% to 3.1%	2.2% to 2.5%	1.8% to 2.3%
Volatility	35% to 36%	34%	33%
Risk-free interest rate	1.0% to 1.6%	2.2% to 3.1%	2.7% to 3.6%
Expected life of options	7.2 years	7.3 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the year ended October 31, 2012 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,799	$26.50
Granted	3,110	25.07
Exercised	(3,208)	15.75
Forfeited/expired	(657)	31.01
Options outstanding, end of period	27,044	$27.50	4.8	$87,714
Options exercisable, end of period	17,676	$27.04	3.4	$69,528
Vested or expected to vest at October 31, 2012	26,669	$27.49	4.8	$86,987

The Company received $50.0 million, $53.5 million and $49.5 million related to the exercise of options for the years ended October 31, 2012, 2011 and 2010, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2012, 2011 and 2010 was $39.5 million, $36.8 million and $50.7 million, respectively. The total fair value of options that vested during the year ended October 31, 2012 was $30.0 million.

As of October 31, 2012, there was $28.2 million of compensation cost related to unvested stock options granted under the 2008 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.7 years.

In November 2012, the Company granted options for the purchase of 2.2 million shares of the Company’s Non-Voting Common Stock under the 2008 Plan at a price of $28.92 per share, the then current trading price of the underlying securities.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of October 31, 2012, there was $56.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

A summary of the Company's restricted share activity for the year ended October 31, 2012 under the 2008 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	2,482	$27.29
Granted	1,390	25.07
Vested	(478)	26.46
Forfeited	(161)	26.90
Unvested, end of period	3,233	$26.43

The total fair value of restricted stock vested for the years ended October 31, 2012, 2011 and 2010 was $12.7 million, $7.4 million and $3.9 million, respectively. In November 2012, the Company granted a total of 1.5 million shares of restricted shares under the 2008 plan at a weighted-average grant date fair value of $28.92 per share.

Phantom Stock Units

During fiscal 2012, 10,540 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock in each of the years ended October 31, 2012 and 2011 was $0.3 million. There were no payments made during the year ended October 31, 2010. As of October 31, 2012, there was $0.1 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. The plan qualifies under Section 423 of the U.S. Internal Revenue Code and permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. Through October 31, 2012, 8.0 million shares have been issued pursuant to this plan. The Company received $3.7 million, $3.8 million and $3.9 million related to shares issued under the Employee Stock Purchase Plan for the years ended October 31, 2012, 2011 and 2010, respectively.

Incentive Plan – Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive Plan – Stock Alternative. The plan permits employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2012, 3.8 million shares have been issued pursuant to this plan. The Company received $2.1 million, $3.7 million and $2.9 million related to shares issued under the Incentive Plan – Stock Alternative for the years ended October 31, 2012, 2011 and 2010, respectively.

Atlanta Capital Plan

The Atlanta Capital Plan allows for awards of profit units of Atlanta Capital to key employees of that entity. Profit units granted under the Atlanta Capital Plan vest over five years and are valued on date of grant utilizing an annual appraisal. The annual appraisal is developed using two models, a fading growth model and a guideline company model. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Profit units are redeemed upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter or upon termination of employment. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year.

In the year ended October 31, 2012, approximately 27,500 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $52.30. Because the units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2012, there was $2.5 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years. Through October 31, 2012, approximately 175,700 profit units have been issued pursuant to the Atlanta Capital Plan.

Parametric Plan

The Parametric Plan allows for awards of profit units of Parametric to key employees of that entity. Profit units granted under the Parametric Plan vest over five years and are valued on date of grant utilizing an annual appraisal. The annual appraisal is developed using two models, a fading growth model and a guideline company model. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Profit units are redeemed upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter or upon termination of employment. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year.

In the year ended October 31, 2012, approximately 7,200 profit units of Parametric were issued to certain employees of that entity pursuant to the Parametric Plan at a weighted-average per unit price of $603.91. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period of five years. As of October 31, 2012, there was $7.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years. Through October 31, 2012, approximately 24,700 profit units have been issued pursuant to the Parametric Plan.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2012, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

14. Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $36,750 per employee. The Company’s expense under the plan and its predecessor plans was $17.5 million, $16.8 million and $15.3 million for the years ended October 31, 2012, 2011 and 2010, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan

has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2012. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2012, 2011 and 2010 was $36,294, $16,243 and $49,649, respectively.

15. Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2012, the Company issued 13,927 shares of its Voting Common Stock. The Company did not repurchase any shares of its Voting Common Stock during fiscal 2012.

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

In fiscal 2012, the Company purchased and retired approximately 4.0 million shares of its Non-Voting Common Stock under the current authorization. Approximately 3.9 million additional shares may be repurchased under the current authorization as of October 31, 2012.

16. Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2012, 2011 and 2010 were as follows:

(in thousands)	2012	2011	2010
Non-operating income (expense):
Interest and other income	$7,922	$7,508	$5,471
Net gains on investments and derivatives	10,957	11,926	7,394
Net foreign currency gains (losses)	(462)	(26)	181
Gains and other investment income, net	18,417	19,408	13,046
Interest expense	(33,930)	(33,652)	(33,666)

Other income (expense) of consolidated
CLO entity:
Interest income	22,058	21,116	-
Net gains (losses) on bank loans, other investments and note obligations	22,648	(38,153)	-
Gains (losses) and other investment income, net	44,706	(17,037)	-
Interest expense	(18,447)	(13,575)	-
Total non-operating income (expense)	$10,746	$(44,856)	$(20,620)

17. Income Taxes

The provision for income taxes for the years ended October 31, 2012, 2011 and 2010 consists of the following:

(in thousands)	2012	2011	2010
Current:
Federal	$134,027	$88,051	$124,526
State	19,836	13,925	18,241
Deferred:
Federal	(9,861)	48,091	(13,981)
State	(1,617)	6,777	(2,523)
Total	$142,385	$156,844	$126,263

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2012	2011

Deferred tax assets:
Stock-based compensation	$73,467	$67,190
Deferred rent	4,807	4,874
Compensation and benefit expense	3,800	3,077
Federal benefit of unrecognized state tax benefits	3,545	3,554
Unrealized losses on derivative instruments	772	929
Differences between book and tax bases of investments	-	5,763
Other	192	403
Total deferred tax asset	$86,583	$85,790

Deferred tax liabilities:
Deferred sales commissions	$(7,376)	$(10,624)
Compensation and benefit expense	(5,560)	(10,909)
Differences between book and tax bases of goodwill
and intangibles	(15,818)	(16,075)
Unrealized net holding gains on investments	(3,303)	(1,873)
Differences between book and tax bases of property	(3,268)	(4,966)
Differences between book and tax bases of investments	(24)	-
Total deferred tax liability	$(35,349)	$(44,447)
Net deferred tax asset	$51,234	$41,343

No valuation allowance has been recorded for deferred tax assets reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2012, 2011 and 2010:

	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.0	3.6	3.4
Non-controlling interest	(3.6)	1.6	(0.9)
Stock-based compensation	0.5	0.6	0.9
Release of liabilities associated with uncertain tax positions	-	-	(0.1)
Other	0.4	0.3	0.3
Effective income tax rate	35.3%	41.1%	38.6%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $8.6 million, $7.0 million and $10.8 million for the years ended October 31, 2012, 2011 and 2010, respectively. Such benefit has been reflected as a component of shareholders’ equity.

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

The changes in gross unrecognized tax benefits for the years ended October 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Beginning Balance	$9,474	$9,474	$9,975
Additions for tax provisions of prior years	31	-	245
Reductions for tax provisions of prior years	-	-	(771)
Additions based on tax provisions related to current year	33	-	30
Reductions for settlements with taxing authorities	-	-	(5)
Ending Balance	$9,538	$9,474	$9,474

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $9.5 million as of October 31, 2012, 2011 and 2010.

In the years ended October 31, 2012, 2011 and 2010, the Company recognized $(0.1) million, $0.2 million and $0.2 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.9 million, $1.0 million, and $0.7 million at October 31, 2012, 2011 and 2010, respectively.

The Company believes that over the next 12 months current state tax audits will be completed and it is reasonably possible that the Company’s uncertain state tax positions could decrease by approximately $0.3 million in that period, thereby lowering the Company’s effective tax rate.

The Company considers the undistributed earnings of its Canadian subsidiary as of October 31, 2012 to be indefinitely re-invested, and accordingly, no U.S. income taxes have been provided thereon. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $2.2 million as of October 31, 2012.  The unrecognized deferred income tax liability on this temporary difference is estimated to be $0.1 million.

The Company is currently under audit by several states. One state previously provided the Company with a draft position that may result in a proposed adjustment to the Company’s previously filed tax returns. The Company believes that its tax positions related to this potential adjustment were correct. Subsequent to October 31, 2012, this state provided additional background to the Company on the state’s draft position. The Company has evaluated this recent correspondence and determined that there is no new information that causes the Company to change its initial conclusion regarding the technical merits of its position. The Company intends to continue its discussions with the state on this matter. If an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local, or non-U.S. tax authorities for fiscal years prior to fiscal 2009; however, the Company is currently under audit by several states, and has extended the statute of limitations for fiscal years 2004-2008 to enable these states to complete their audits.

18. Non-controlling Interests

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

The interests in the Company’s majority-owned subsidiaries are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a complex series of puts held by non-controlling interest holders and calls held by the Company. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary at specific points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests. Net income attributable to non-controlling and other beneficial interests in fiscal 2012, 2011 and 2010 reflects an increase of $19.9 million, $30.2 million and $18.4 million, respectively, in the estimated redemption value of redeemable non-controlling interests. Any future payments made to the non-controlling interest holders of our majority-owned subsidiaries upon execution of the puts and calls described above will reduce temporary equity.

Redeemable non-controlling interest at fair value

Interests in the Company’s consolidated funds and interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans are considered redeemable at fair value. Future changes in the redemption value of these interests will be recognized as increases or decreases to additional paid-in capital. Any future payments made to these non-controlling interest holders will reduce temporary equity.

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2012, 2011 and 2010 were as follows:

(in thousands)	2012	2011	2010
Consolidated funds	$(4,353)	$(5,319)	$(209)
Majority-owned subsidiaries	(14,518)	(11,670)	(8,333)
Non-controlling interest value adjustments(1)	(19,866)	(30,216)	(18,385)
Consolidated CLO entity	(22,566)	34,533	-
Net income attributable to non-controlling and other beneficial interests	$(61,303)	$(12,672)	$(26,927)

(1)	Relates to non-controlling interests redeemable at other than fair value.

19. Comprehensive Income

During the years ended October 31, 2012, 2011 and 2010, the Company reclassified (losses) and gains of $(0.1) million, $0.6 million and $3.0 million, respectively, from other comprehensive income to net income as gains and losses were realized on the sale of available-for-sale securities.

The components of accumulated other comprehensive income, net of taxes, at October 31, 2012 and 2011 are as follows:

(in thousands)	2012	2011
Unamortized loss on derivative instrument, net of tax	$(1,424)	$(1,714)
Net unrealized gains on available-for-sale securities, net of tax	5,461	3,386
Foreign currency translation adjustments, net of tax	(114)	(332)
Total accumulated other comprehensive income	$3,923	$1,340

20.  Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2012, 2011 and 2010 using the two-class method:

(in thousands, except per share data)	2012	2011	2010
Net income attributable to Eaton Vance Corp. shareholders	$203,465	$214,902	$174,298
Less: Allocation of earnings to participating restricted shares	5,676	4,597	2,675
Net income available to common shareholders	$197,789	$210,305	$171,623
Weighted-average shares outstanding – basic	112,359	115,326	116,444
Incremental common shares	2,767	4,649	6,188
Weighted-average shares outstanding – diluted	115,126	119,975	122,632
Earnings per share:
Eaton Vance Corp. shareholders:
Basic	$1.76	$1.82	$1.47
Diluted	$1.72	$1.75	$1.40

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 14.9 million, 12.1 million, and 9.0 million for the years ended October 31, 2012, 2011 and 2010, respectively.

21. Commitments and Contingencies

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

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $13.9 million of the total $15.0 million of committed capital at October 31, 2012. The Company anticipates the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities not yet purchased as part of its corporate hedging program. As of October 31, 2012 the Company has $26.1 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2012, 2011 and 2010 amounted to $20.5 million, $20.1 million and $19.9 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,
(in thousands)	Amount(1)
2013	$20,076
2014	20,624
2015	20,458
2016	19,169
2017	19,064
2018 – thereafter	295,729
Total	$395,120

(1)	Future minimum lease payments have not been reduced by minimum sublease rentals of $3.3 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable term of the sublease. Rental income under these subleases in fiscal 2012, 2011 and 2010 amounted to $1.3 million, $1.3 million and $0.8 million respectively. Future minimum rental payments to be received under the subleases are as follows:

Year Ending October 31,
(in thousands)	Amount
2013	$1,022
2014	971
2015	971
2016 (2)	291
Total	$3,255

(2)     There are no future minimum lease payments due to the Company in future periods.

Other commitments and contingencies include future payments to be made upon the exercise of puts of non-controlling interests in Atlanta Capital, Parametric and Parametric Risk Advisors, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 11. In addition, the Company may be obligated to make future contingent payments to Hexavest upon Hexavest achieving certain revenue thresholds as more fully described in Note 5.

22. Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the years ended October 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Investment advisory and administrative fees	$744,351	$768,430	$669,017
Distribution fees	80,920	92,770	91,750
Service fees	126,345	144,530	139,741
Shareholder services fees	2,411	2,188	2,255
Total	$954,027	$1,007,918	$902,763

For the years ended October 31, 2012, 2011 and 2010, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $8.8 million, $13.0 million and $18.0 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized (losses) gains from investments in sponsored funds classified as available-for-sale for the years ended October 31, 2012, 2011 and 2010 are as follows:

(in thousands)	2012	2011	2010
Proceeds from sales	$60,726	$61,866	$32,586
Net realized (losses) gains	(92)	586	3,048

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2012, 2011 and 2010, expenses of $18.9 million, $16.0 million and $16.0 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2012 and 2011 are receivables due from sponsored funds of $84.4 million and $82.5 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $4.2 million and $4.4 million at October 31, 2012 and 2011, respectively.

23.  Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $42.9 million, which exceeds its minimum net capital requirement of $3.9 million at October 31, 2012. The ratio of aggregate indebtedness to net capital at October 31, 2012 was 1.35-to-1.

At October 31, 2012, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

24.  Concentration of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the year ended October 31, 2012, there were no portfolios and related funds that provided over 10 percent of the total revenue for the Company.

The following portfolios and related funds provided over 10 percent of the total revenue of the Company for the fiscal years noted, and is comprised of investment advisory and administrative fees, underwriting commissions, distribution plan payments and service fees for the years ended October 31, 2012, 2011 and 2010:

(dollar figures in thousands)	2012	2011	2010

Large Cap Value Portfolio and related funds	$-	$127,650	$126,565
Percent of total revenue	-	10.1%	11.3%

25. Comparative Quarterly Financial Information (Unaudited)

	2012
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$295,606	$304,770	$298,771	$309,889	$1,209,036
Operating income	$92,820	$98,811	$95,016	$106,345	$392,992
Net income attributable to Eaton Vance Corp. shareholders	$47,271	$52,870	$50,206	$53,118	$203,465
Earnings per Share:
Basic	$0.41	$0.46	$0.44	$0.46	$1.76
Diluted	$0.40	$0.44	$0.43	$0.45	$1.72

	2011
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Full Year

Total revenue	$308,614	$315,613	$327,056	$297,323	(1)	$1,248,606
Operating income	$99,345	$106,812	$115,427	$104,648	(1)	$426,232
Net income attributable to Eaton Vance Corp. shareholders	$37,535	$62,479	$68,068	$46,820		$214,902
Earnings per Share:
Basic	$0.31	$0.53	$0.58	$0.41		$1.82
Diluted	$0.30	$0.50	$0.55	$0.40		$1.75

(1)	During fiscal 2012, the Company changed its presentation of its Consolidated Statements of Income as discussed in Note 1.
The effect of the change in presentation of net investment income and net gains or losses of consolidated sponsored funds for the fourth quarter of fiscal 2011 was a reclassification from total revenue and operating income of $2.7 million to gains and other investment income.

26.   Subsequent Events

The Clifton Group Investment Management Company

On November 12, 2012, Parametric announced the signing of a definitive agreement to acquire the business of The Clifton Group Investment Management Company (“Clifton Group”), a Minneapolis company specializing in providing futures- and options-based overlay services and custom risk management solutions to institutional investors.

Clifton Group is currently owned 80 percent by non-employee shareholders and 20 percent by Clifton Group’s three principals. The principals will exchange Clifton Group stock for Parametric equity at closing and will continue in their current role pursuant to long-term employment agreements to be entered into at closing. Clifton Group will operate as a division of Parametric under its current management, with no changes in personnel or location expected as a result of the transaction.  Completion of the transaction is expected on or about December 31, 2012 and is subject to customary closing conditions.

Special dividend

On December 4, 2012 the Company declared a special dividend of $1.00 per share on its Voting and Non-Voting Common Stock, payable on December 20, 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

As discussed in Note 2, the Company adopted new accounting guidance for consolidation of variable interest entities effective November 1, 2010.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2012. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2012, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of Eaton Vance Corp. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting.

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2012 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2012.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of October 31, 2012. This Report appears on page 115.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2012 of the Company and our report dated December 21, 2012 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of new accounting guidance related to consolidation of variable interest entities interests in 2011.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 21, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2012:

Name	Age	Position

Thomas E. Faust Jr.	54	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	60	Director
Leo I. Higdon, Jr.	66	Director
Dorothy E. Puhy	60	Director
Duncan W. Richardson	55	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	63	Director
Richard A. Spillane, Jr.	61	Director
Jeffrey P. Beale	56	Vice President and Chief Administrative Officer
Laurie G. Hylton	46	Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick S. Marius	49	Vice President, Secretary and Chief Legal Officer
Payson F. Swaffield	56	Vice President and Chief Income Investment Officer
Matthew J. Witkos	46	President of Eaton Vance Distributors, Inc.

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

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit Committee and is Chairwoman of the Nominating and Governance Committees established by the Company’s Board of Directors. Ms. Puhy has served as Chief Financial Officer of Dana-Farber Cancer Institute, Inc. since March 1994 and Executive Vice President and Chief Operating Officer since July 2012. Ms. Puhy has also been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director and Chair of the Audit Committee. Ms. Puhy has served a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

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

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and was the Chief Accounting Officer of the Company from October 1997 to March 2012. She was the Internal Auditor of the Company from June 1994 to October 1997. Ms. Hylton is a member of the Company’s Management Committee.

Mr. Swaffield has been a Vice President of the Company since August 1990 and the Chief Income Investment Officer of the Company since November 2007. Mr. Swaffield serves as a member of the Company’s Management Committee.

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

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. since May 2007. Mr. Witkos is a member of the Company’s Management Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2012.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees that complies with the criteria provided in NYSE rules. The Code of Conduct and Business Ethics is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our CEO and CFO and complies with the criteria provided in SEC rules. The Code of Ethics for Principal Executive and Senior Financial Officers is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

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

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our chief executive officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2012, of Mr. Faust as Chairman, CEO and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. Higdon as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

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

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2012, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance;
•	Continue strong internal growth;
•	Maintain stable financial condition and fiscal discipline;
•	Advance commercialization of exchange-traded managed funds;
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus

•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2012, the Committee noted the following:

•	We ended the year with positive net flows amid a challenging market environment.
•	Our long-term investment performance remained solid, with 7 equity funds and 19 income funds having an overall 4 or 5 star Morningstar rating for at least one class of their shares at September 30, 2012, covering a broad range of equity, fixed income and floating-rate income disciplines.
•	We introduced fourteen new funds during the year to take advantage of our expanding investment capabilities and support a broader market position.
•	We completed the purchase of a 49 percent interest in Hexavest Inc.
•	We continued diligent cost control while maintaining positive employee morale and high customer service levels.
•	Our financial condition in terms of balance sheet strength, cash flow generation, credit availability and liquidity remained sound.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

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

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2012, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete. Our peer group, as defined in this pay analysis, consists of:

AllianceBernstein L.P.	Legg Mason
BlackRock Financial Management, Inc.	MFS Investment Management
Federated Investors, Inc.	Nuveen Investments
Franklin Templeton Investments	Putnam Investments
INVESCO PLC	T. Rowe Price Associates, Inc.
Janus Capital Group, Inc

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

As part of our annual executive compensation review process in October 2012, our CEO, Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Income Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group and are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2011, the Committee made the determination not to increase the base salaries of named executive officers Thomas E. Faust Jr., Matthew J. Witkos, Duncan W. Richardson, and Payson F. Swaffield for fiscal 2012. Effective March 13, 2012, Robert J. Whelan resigned from his position of Vice President, Treasurer and Chief Financial Officer and Laurie G. Hylton was promoted to Chief Financial Officer. In April 2012, the Committee reviewed and established a base salary for Laurie G. Hylton in conjunction with her promotion. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 8 percent of our total current named executive officers’ compensation in fiscal 2012 (as defined in the Summary Compensation table) was paid in the form of base salaries.

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

In October 2011, the Committee established the performance target for the twelve months ended September 30, 2012, which was the achievement of $90.6 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Robert J. Whelan, Matthew J. Witkos, Duncan W. Richardson, and Payson F. Swaffield were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.5 percent and 3.5 percent, respectively, of adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve-month period. Effective March 13, 2012, Mr. Whelan resigned from his position of Vice President, Treasurer and Chief Financial Officer.

In April 2012, the Committee established the performance target for Laurie G. Hylton for the pro-rated period from April 11, 2012 to September 30, 2012, which was the achievement of $90.6 million of adjusted operating income before the performance-based incentive pool for the twelve-month period ended September 30, 2012. The Committee further established that Ms. Hylton was eligible to earn 1.5 percent of adjusted operating income before the performance-based incentive pool in excess of that amount on a pro-rated basis for the period from April 11, 2012 to September 30, 2012.

The Company recorded adjusted operating income before the performance-based incentive pool of $523.1 million for the twelve months ended September 30, 2012. Adjusted operating income for the period was calculated by adding $56.3 million of stock-based compensation and $1.6 million of operating results of consolidated funds to reported operating income of $465.2 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2012 was calculated as a percentage of $432.5 million, which represents the difference between pre-incentive pool adjusted operating income of $523.1 million and the pre-established performance target of $90.6 million. The maximum award potential by this measure was $10.0 million for Messrs. Faust, Witkos, Richardson and Swaffield. Adjusted operating income for Ms. Hylton was calculated by adding $25.3 million of stock-based compensation and $0.8 million for operating results of consolidated funds to reported income of $222.3 million for the period. As a result, the maximum award potential for Ms. Hylton for the pro-rated period was calculated as a percentage of $157.9 million, which represents the difference between pre-incentive pool adjusted operating income of $248.5 million and the pre-established performance target of $90.6 million. The maximum award potential for Ms. Hylton by this measure was $2.4 million.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Internal Audit relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $3.6 million, $0.7 million, $2.4 million, $1.5 million and $2.8 million to Mr. Faust, Ms. Hylton, and Messrs. Witkos, Richardson and Swaffield, respectively, which amounts were less than the maximum award potential for each named executive officer.

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

On November 1, 2011, the Committee recommended, and our Board approved, grants of options under the 2008 Plan to our named executive officers to purchase 760,940 shares of Non-Voting Common Stock (303,160, 36,020, 11,180, 132,400, 138,860 and 139,320 for Messrs. Faust and Whelan, Ms. Hylton, and Messrs. Witkos,

Richardson and Swaffield, respectively), representing 25 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our current named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2011 the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 241,920 shares of restricted Non-Voting Common Stock (97,160, 12,100, 42,800, 44,860 and 45,000 for Messrs. Faust, Whelan, Witkos, Richardson and Swaffield, respectively), and also granted 4,200 shares of restricted Non-Voting Common Stock to Ms. Hylton. These awards represented 17 percent of all restricted stock awards on that date. Restricted stock awards to our current named executive officers, Messrs. Faust, Witkos, Richardson and Swaffield, on November 1, 2011, were made with the performance-based condition that the Company has at least $90.6 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The performance-based awards were granted on November 1, 2012, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2012.

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

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2012. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2012, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2012 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

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

Our named executive officers are entitled to participate in the Company’s Employee Stock Purchase Plan and Incentive Plan – Stock Alternative on the same terms and conditions as other employees. The Employee Stock Purchase Plan permits eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Incentive Plan – Stock Alternative permits employees to direct up to half of their monthly and annual incentive performance awards toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the stock for five business days subsequent to the end of the performance period.

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

Our executive compensation plans are intended to qualify for this exclusion and to permit the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to continue to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2012, all compensation paid to our named executive officers was deductible by the Company.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the appropriate vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock option and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company prior to retirement as defined in our retirement policy. We modified our stock-based compensation plans to remove the vesting of awards upon retirement effective for grants made after October 24, 2012. Our equity incentive plan includes provisions that, in the event of a change in control of the Company, as defined in the plan, we may accelerate the vesting of awards for all plan participants.

In connection with the resignation of Robert J. Whelan from his position as Vice President, Treasurer and Chief Financial Officer of the Company effective March 13, 2012, the Company and Mr. Whelan entered into a separation agreement on April 5, 2012 (the “Agreement”). Under the Agreement, the Company agreed to pay Mr. Whelan cash severance amounts through March 15, 2013 totaling $1.25 million and to provide health coverage continuation and other benefits with a value of approximately $50,000.  The Agreement includes a general release of claims by Mr. Whelan and non-solicitation, non-disclosure, non-disparagement and cooperation undertakings by Mr. Whelan.

Executive Compensation in Fiscal 2013

In October 2012, the Committee approved fiscal 2013 base salaries for our executive officers, including our named executive officers, with increases averaging 1 percent for our named executive officers.

In October 2012, the Committee approved the 2013 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2013, calculated in a manner similar to the awards granted for fiscal 2012. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Laurie G. Hylton, Matthew J. Witkos, Duncan W. Richardson and Payson F. Swaffield will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.5 percent and 3.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $108.0 million for the twelve months ending September 30, 2013, subject to a maximum of $10.0 million per person.

On November 1, 2012, the Committee approved grants of options under the 2008 Omnibus Incentive Plan, as amended and restated, (the “2008 Plan”) to our current named executive officers to purchase 581,020 shares of Non-Voting Common Stock (252,220, 20,360, 108,700, 58,260, and 141,480 for Mr. Faust, Ms. Hylton, and Messrs. Witkos, Richardson and Swaffield, respectively), representing 27 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2012, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 189,880 shares of restricted Non-Voting Common Stock (80,400, 8,080, 35,640, 19,900, and 45,860 for Mr. Faust, Ms. Hylton, and Messrs. Witkos, Richardson and Swaffield, respectively), representing 13 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 1, 2012 were made with the performance-based condition that the Company has at least $108.0 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2013.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2012, 2011 and 2010, respectively. Our current named executive officers’ aggregate base salaries and cash compensation accounted for approximately 8 percent and 58 percent, respectively, of their total compensation in fiscal 2012. Our named executive officers’ aggregate base salaries accounted for approximately 8 percent of their total compensation in fiscal 2011 and 2010, respectively, while total cash compensation accounted for approximately 56 percent of their total compensation in both fiscal 2011 and 2010. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” have been omitted from the following table as they do not pertain to the Company.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(5)	Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation ($)(8)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2012	512,500	2,069,455	2,026,412	3,674,813	173,668	8,456,848
Executive Officer and	2011	512,500	2,272,512	1,981,580	3,860,283	146,903	8,773,778
President	2010	500,000	2,629,479	1,806,751	3,850,371	89,605	8,876,206
Laurie G. Hylton
Vice President and
Chief Financial Officer (1)	2012	244,946	105,252	74,730	725,000	51,845	1,201,773
Matthew J. Witkos
President of Eaton	2012	315,000	788,889	885,001	2,407,956	77,462	4,474,308
Vance Distributors,	2011	315,000	449,024	755,188	2,522,980	77,391	4,119,583
Inc.	2010	305,000	492,956	357,224	2,359,953	54,205	3,569,338
Duncan W. Richardson
Executive Vice
President and Chief	2012	384,000	1,268,537	928,182	1,534,542	127,160	4,242,421
Equity Investment	2011	384,000	1,426,871	1,214,445	2,286,953	106,575	5,418,844
Officer	2010	375,000	1,577,687	1,134,443	3,031,627	74,954	6,193,711
Payson F. Swaffield
Vice President and
Chief Income Investment
Officer (2)	2012	370,000	-	931,256	2,784,650	85,221	4,171,127
Robert J. Whelan
Former Vice President,	2012	116,284	226,542	240,768	-	1,353,442	1,937,036
Treasurer and Chief	2011	320,000	312,054	216,743	1,031,599	54,157	1,934,553
Financial Officer (3) (4)	2010	315,000	361,766	247,906	931,917	48,161	1,904,750

(1)	This table does not reflect compensation paid or earned by Ms. Hylton for the fiscal years ended October 31, 2011 and 2010, as Ms. Hylton was not a named executive officer during those fiscal years.

(2)	This table does not reflect compensation paid or earned by Mr. Swaffield for the fiscal years ended October 31, 2011 and 2010, as Mr. Swaffield was not a named executive officer during those fiscal years.

(3)	On March 13, 2012, Mr. Whelan resigned from his position of Vice President, Treasurer and Chief Financial Officer. Because Mr. Whelan was a named executive officer for part of the year, the table reflects the total compensation paid to him during the fiscal years ended October 31, 2012, 2011 and 2010, respectively.

(4)	Due to Mr. Whelan’s resignation on March 13, 2012, he did not receive any payments under the Company’s Executive Performance-Based Compensation Plan in fiscal 2012.

(5)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each award is calculated using the closing market price of the Company’s Non-Voting Common Stock on grant date less the par value of the Company’s Non-Voting Common Stock on grant date.

(6)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. The following assumptions were used in the calculation of fair value for the fiscal years indicated:

	2012	2011	2010
Dividend yield	3.0%	2.4%	2.3%
Volatility	35%	34%	33%
Risk-free interest rate	1.6%	2.2%	3.3%
Expected life of an option	7.2 years	7.3 years	7.3 years

(7)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2012, 2011 and 2010, which were paid in November 2012, 2011 and 2010, respectively. In fiscal 2013, Mr. Faust elected to have 10 percent of his fiscal 2012 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative. In fiscal 2012, Messrs. Faust and Witkos elected to have 15 percent and 5 percent of their fiscal 2011 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative, respectively. In fiscal 2011, Messrs. Faust and Witkos elected to have 25 percent and 2 percent of their fiscal 2010 annual performance-based cash incentive awards directed to the Incentive Plan – Stock Alternative, respectively. In addition, the fiscal 2012 figures include $74,813, $32,956, $34,542 and $34,650 for Messrs. Faust, Witkos, Richardson and Swaffield, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2012, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2012, and the earnings were paid to award recipients in November 2012. The fiscal 2011 figures include $60,283, $22,980, $36,953 and $6,599 for Messrs. Faust, Witkos, Richardson and Whelan, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2011, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2011, and the earnings were paid to award recipients in November 2011. The fiscal 2010 figures include $50,371, $9,953, $31,627 and $6,917 for Messrs. Faust, Witkos, Richardson and Whelan, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during fiscal 2010. The awards were granted on November 2, 2010, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2010, and the earnings were paid to award recipients in November 2010. Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the Incentive Plan – Stock Alternative for each participant and for each fiscal year presented.

(8)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

		Profit Sharing Contribution	Savings Plan Contribution	Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Severance	Total
Name	Year	($)(a)	($)(a)	($)	($)	($)(b)	($)(c)	($)
Thomas E. Faust Jr.	2012	36,750	1,040	2,908	375	132,595	-	173,668
	2011	36,750	1,040	5,173	12,150	91,790	-	146,903
	2010	36,750	1,040	7,118	2,500	42,197	-	89,605
Laurie G. Hylton	2012	36,750	1,040	-	3,875	10,180	-	51,845
Matthew J. Witkos	2012	36,750	1,040	-	1,150	38,522	-	77,462
	2011	36,750	1,040	-	13,225	26,376	-	77,391
	2010	36,750	1,040	-	1,000	15,415	-	54,205
Duncan W. Richardson	2012	36,750	1,040	2,908	6,200	80,262	-	127,160
	2011	36,750	1,040	5,173	6,175	57,437	-	106,575
	2010	36,750	1,040	7,118	5,750	24,296	-	74,954
Payson F. Swaffield	2012	36,750	1,040	-	-	47,431	-	85,221
Robert J. Whelan	2012	36,750	1,040	-	-	9,575	1,306,077	1,353,442
	2011	36,750	1,040	-	-	16,367	-	54,157
	2010	36,750	1,040	-	-	10,371	-	48,161

(a)	Effective April 1, 2010, the Company merged the Eaton Vance Management Profit Sharing Retirement Plan and the Eaton Vance Management Savings Plan into one plan, the Eaton Vance Profit Sharing and Savings Plan.

(b)	These figures include executive health screening services and dividends paid on unvested restricted shares for our named executive officers. In fiscal 2012, Mr. Faust, Ms. Hylton and Messrs. Witkos, Richardson, and Swaffield, received dividends paid on unvested restricted shares of $130,267, $9,902, $36,644, $79,984 and $47,153, respectively. In fiscal 2011, Messrs. Faust, Witkos, Richardson and Whelan received dividends paid on unvested restricted shares of $89,596, $23,432, $54,793 and $16,073, respectively.

(c)	On March 13, 2012, Mr. Whelan signed a separation agreement with the Company, whereby the Company agreed to pay Mr. Whelan cash severance amounts through March 15, 2013 totaling $1.25 million and provide health coverage continuation and other benefits with a value of approximately $50,000.

Grants of Plan-Based Awards

The following table provides information concerning each plan-based award granted in fiscal 2012 to our named executive officers and other information regarding their grants.

Grants of Plan-Based Awards
			Estimated Future				Estimated Future
			Payouts Under Non-Equity				Payouts Under Equity
			Incentive Plan Awards				Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date (1)	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)(4)	Maximum (#)
Thomas E. Faust Jr.	11/1/2012	11/1/2011	-	3,600,000	(2)	10,000,000	-	97,160	-
Laurie G. Hylton	-	-	-	725,000	(3)	10,000,000	-	-	-
Matthew J. Witkos	11/1/2012	11/1/2011	-	2,375,000	(2)	10,000,000	-	42,800	-
Duncan W. Richardson	11/1/2012	11/1/2011	-	1,500,000	(2)	10,000,000	-	44,860	-
Payson F. Swaffield	11/1/2012	11/1/2011	-	2,750,000	(2)	10,000,000	-	45,000	-
Robert J. Whelan (9)	11/1/2012	11/1/2011	-	-		10,000,000	-	12,100	-

Grants of Plan-Based Awards (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(8)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/1/2011	-		303,160	25.06	2,026,412
	11/1/2011	82,580	(5)	-	25.06	2,069,455
	11/18/2011	26,118	(7)	-	21.82	569,895
Laurie G. Hylton	11/1/2011	-		11,180	25.06	74,730
	11/1/2011	4,200	(6)	-	25.06	105,252
Matthew J. Witkos	11/1/2011	-		132,400	25.06	885,001
	11/1/2011	31,480	(5)	-	25.06	788,889
	11/18/2011	5,727	(7)	-	21.82	124,963
Duncan W. Richardson	11/1/2011	-		138,860	25.06	928,182
	11/1/2011	50,620	(5)	-	25.06	1,268,537
Payson F. Swaffield	11/1/2011	-		139,320	25.06	931,256
Robert J. Whelan (9)	11/1/2011	-		36,020	25.06	240,768
	11/1/2011	9,040	(5)	-	25.06	226,542

(1)	On November 1, 2011, the Company entered into an agreement with each named executive officer notifying each named executive officer of his eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On October 23, 2012, the Committee certified the achievement of the performance objectives for the current named executive officers and granted the awards on November 1, 2012.

(2)	Represents payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2012.

(3)	Represents payment based on the attainment of specified performance objectives for the pro-rated period ended September 30, 2012.

(4)	Represents payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2012.

(5)	Reflects the number of restricted stock grants awarded in fiscal 2012 under the 2008 Plan upon the achievement of certain performance objectives, awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. Restricted stock award recipients are entitled to dividends on all unvested shares from date of grant.

(6)	Reflects the number of restricted stock grants awarded in fiscal 2012 under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(7)	Reflects stock purchased in fiscal 2012 under the Incentive Plan – Stock Alternative with the allocated portion of the 2011 performance-based incentive award.

(8)	Reflects the number of stock options granted in fiscal 2012 under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(9)	Mr. Whelan resigned from his position of Vice President, Treasurer and Chief Financial Officer of the Company on March 13, 2012. The performance-based award agreement entered into with the Company on November 1, 2011 was cancelled upon his resignation. In addition, 8,136 shares of the 9,040 restricted stock granted and all 36,020 stock options awarded to him on November 1, 2011 were forfeited and cancelled upon his resignation.

Outstanding Equity Awards at Fiscal Year-End 2012

The following tables reflect outstanding stock options and unvested restricted stock held by our current named executive officers at October 31, 2012:

Outstanding Equity Awards at Fiscal Year-End (20)
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Thomas E. Faust Jr.	11/3/2003	316,890	-		17.51	11/3/2013
	11/1/2004	273,200	-		21.96	11/1/2014
	11/1/2005	221,600	-		24.87	11/1/2015
	11/1/2006	210,800	-		30.11	11/1/2016
	11/1/2007	195,580	83,820	(1)	48.39	11/1/2017
	11/3/2008	107,145	130,955	(3)	21.99	11/3/2018
	11/2/2009	51,235	153,705	(5)	28.17	11/2/2019
	11/1/2010	23,222	208,998	(7)	29.39	11/1/2020
	11/1/2011	-	303,160	(9)	25.06	11/1/2021
Laurie G. Hylton	11/3/2003	39,800	-		17.51	11/3/2013
	11/1/2004	39,800	-		21.96	11/1/2014
	11/1/2005	34,300	-		24.87	11/1/2015
	11/1/2006	31,100	-		30.11	11/1/2016
	11/1/2007	13,440	5,760	(2)	48.39	11/1/2017
	11/3/2008	6,029	7,371	(4)	21.99	11/3/2018
	11/2/2009	2,860	8,580	(6)	28.17	11/2/2019
	11/1/2010	1,034	9,306	(8)	29.39	11/1/2020
	11/1/2011	-	11,180	(10)	25.06	11/1/2021
Matthew J. Witkos	7/11/2007	23,572	-		45.22	7/11/2017
	11/1/2007	18,340	7,860	(1)	48.39	11/1/2017
	11/3/2008	20,070	24,530	(4)	21.99	11/3/2018
	11/2/2009	10,130	30,390	(6)	28.17	11/2/2019
	11/1/2010	8,850	79,650	(8)	29.39	11/1/2020
	11/1/2011	-	132,400	(10)	25.06	11/1/2021

Outstanding Equity Awards at Fiscal Year-End (continued) (20)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Duncan W. Richardson	11/3/2003	273,000	-		17.51	11/3/2013
	11/1/2004	259,600	-		21.96	11/1/2014
	11/1/2005	210,500	-		24.87	11/1/2015
	11/1/2006	200,800	-		30.11	11/1/2016
	11/1/2007	97,790	41,910	(2)	48.39	11/1/2017
	11/3/2008	64,305	78,595	(3)	21.99	11/3/2018
	11/2/2009	32,170	96,510	(5)	28.17	11/2/2019
	11/1/2010	14,232	128,088	(7)	29.39	11/1/2020
	11/1/2011	-	138,860	(9)	25.06	11/1/2021
Payson F. Swaffield	11/3/2003	130,690	-		17.51	11/3/2013
	11/1/2004	132,046	-		21.96	11/1/2014
	11/1/2005	109,580	-		24.87	11/1/2015
	11/1/2006	105,400	-		30.11	11/1/2016
	11/1/2007	51,310	21,990	(2)	48.39	11/1/2017
	11/3/2008	32,130	39,270	(4)	21.99	11/3/2018
	11/2/2009	15,190	45,570	(6)	28.17	11/2/2019
	11/1/2010	8,372	75,348	(8)	29.39	11/1/2020
	11/1/2011	-	139,320	(10)	25.06	11/1/2021
136

Outstanding Equity Awards at Fiscal Year-End (continued) (20)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas E. Faust Jr.	11/3/2009	50,930	(14)	1,433,170
	11/2/2010	57,240	(16)	1,610,734
	11/1/2011	74,322	(17)	2,091,421
Laurie G. Hylton	11/3/2008	2,860	(12)	80,480
	11/2/2009	3,195	(13)	89,907
	11/1/2010	3,312	(15)	93,200
	11/1/2011	4,200	(18)	118,188
Matthew J. Witkos	11/1/2007	2,325	(11)	65,426
	11/3/2009	9,548	(14)	268,681
	11/2/2010	11,310	(16)	318,263
	11/1/2011	28,332	(17)	797,262
Duncan W. Richardson	11/3/2009	30,558	(13)	859,902
	11/2/2010	35,940	(16)	1,011,352
	11/1/2011	45,558	(17)	1,282,002
Payson F. Swaffield	11/3/2008	15,279	(12)	429,951
	11/2/2009	16,980	(13)	477,817
	11/1/2010	26,802	(17)	754,208
137

Outstanding Equity Awards at Fiscal Year-End (continued) (20)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Thomas E. Faust Jr.	11/1/2011	97,160	(19)	2,734,082
Laurie G. Hylton	-	-		-
Matthew J. Witkos	11/1/2011	42,800	(19)	1,204,392
Duncan W. Richardson	11/1/2011	44,860	(19)	1,262,360
Payson F. Swaffield	11/1/2011	45,000	(19)	1,266,300

(1)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007 and the final 30% vests on November 1, 2012.

(2)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2007 and the final 30% vests on November 1, 2012.

(3)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.

(4)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008; 25% vests on November 3, 2012, and the final 30% vests on November 3, 2013.

(5)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.

(6)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.

(7)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 15% vests on November 1, 2012, 20% vests on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(8)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 15% vests on November 1, 2012, 20% vests on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(9)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 10% vests on November 1, 2012, 15% vests on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(10)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 10% vests on November 1, 2012, 15% vests on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(11)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2007 and the final 30% vests on November 1, 2012.

(12)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 3, 2008; 25% vests on November 3, 2012 and the final 30% vests on November 3, 2013.

(13)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 2, 2009; 20% vests on November 2, 2012, 25% vests on November 2, 2013, and the final 30% vests on November 2, 2014.

(14)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 3, 2009 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(15)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2010; 15% vests on November 1, 2012, 20% vests on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(16)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 2, 2010 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(17)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2010 and granted on November 1, 2011 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(18)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2011; 10% vests on November 1, 2012, 15% vests on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(19)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2011 and granted on November 1, 2012 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(20)	Mr. Whelan has been excluded from the above tables as he has no outstanding awards at October 31, 2012.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2012.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Thomas E. Faust Jr.	307,128	4,674,058	38,226	997,762
Laurie G. Hylton	37,928	411,519	2,047	53,530
Matthew J. Witkos	-	-	13,308	344,458
Duncan W. Richardson	282,600	4,048,858	23,362	609,629
Payson F. Swaffield	134,328	1,891,250	11,930	310,877
Robert J. Whelan	21,745	77,964	6,187	160,517

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.

(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2012 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2012.

Non-Qualified Deferred Compensation
Name	Aggregate Earnings in Fiscal 2012 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2012($)
Thomas E. Faust Jr.	588,516	(169,541)	6,350,952
Laurie G. Hylton	-	-	-
Matthew J. Witkos	-	-	-
Duncan W. Richardson	4,333	-	50,723
Payson F. Swaffield	3,414	-	50,723
Robert J. Whelan	-	-	-

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Richardson and Swaffield of $6,277, $4,333 and $3,414, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $169,541. Additionally, the aggregate earnings include market appreciation of $412,698 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2012. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards (4)

Name	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(3)
Thomas E. Faust Jr.	6,874,431	-	6,874,431
Laurie G. Hylton	461,541	-	461,541
Matthew J. Witkos	2,008,284	-	2,008,284
Duncan W. Richardson	4,064,304	911,048	4,064,304
Payson F. Swaffield	2,332,593	670,617	2,332,593

(1)	Amounts shown for Mr. Faust, Ms. Hylton and Messrs. Witkos, Richardson and Swaffield represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 ($28.14) multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 (i.e., options that are not in the money) have been excluded from the table above.

(2)	Only Messrs. Richardson and Swaffield had met the age and service requirements under the retirement eligibility clause of the Company’s option programs as of October 31, 2012. Stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Stock options granted on or after November 1, 2007 but before October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 (i.e., options that are not in the money) have been excluded from the table above.

(3)	Amounts shown for Mr. Faust, Ms. Hylton and Messrs. Witkos, Richardson and Swaffield represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 ($28.14) multiplied by the number of unvested restricted shares each of them holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 and the average exercise price of the in-the-money unvested options held by each of them multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2012 (i.e., options that are not in the money) have been excluded from the table above.

(4)	Mr. Whelan has been excluded from the above table as he had no outstanding awards at October 31, 2012.

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

Retirement

Stock options granted on or after October 24, 2012 and restricted stock awards (whenever awarded) do not provide for continued or accelerated vesting upon retirement. Stock options granted on or after November 1, 2007 but before October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. For this purpose, employees are eligible for retirement at age 65 and for early retirement when the employee reaches age 55 and has a combined age plus years of service to the Company equal to at least 75 years, or otherwise with the Company’s consent.

Death/Disability

Our incentive plan provides that options and restricted stock awards become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Resignation

In connection with the resignation of Robert J. Whelan from his position as Vice President, Treasurer and Chief Financial Officer of the Company effective March 13, 2012, the Company and Mr. Whelan entered into a separation agreement on April 5, 2012 (the “Agreement”). Under the Agreement, the Company agreed to pay Mr. Whelan cash severance amounts through March 15, 2013 totaling $1.25 million and to provide health coverage continuation and other benefits with a value of approximately $50,000.  The Agreement includes a general release of claims by Mr. Whelan and non-solicitation, non-disclosure, non-disparagement and cooperation undertakings by Mr. Whelan.

Director Compensation

In fiscal 2012, the Committee did not engage an independent consulting firm to assist in evaluating director compensation.

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

In addition to the equity-based compensation described above, our non-employee directors receive the following cash compensation:

•	An annual fee of $60,000 for their service as a director.
•	Meeting fees of $2,500 for attending a Board meeting ($1,750 for participating in a Board meeting via telephone).
•	$1,500 for attending a committee meeting ($1,100 for participating in a committee meeting via telephone).

The Chairs of Board Committees and the lead independent Director receive additional annual retainers as follows:

•	Chair of the Audit Committee: $20,000
•	Chair of the Compensation Committee: $8,500
•	Chair of the Nominating and Governance Committee: $7,500
•	Members of the Audit Committee, excluding the Chair: $5,000
•	Lead independent Director: $25,000

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2012.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	113,700	53,018	41,884	208,602
Leo I. Higdon, Jr.	102,350	53,018	41,884	197,252
Dorothy E. Puhy	99,050	53,018	41,884	193,952
Winthrop H. Smith, Jr.	105,650	53,018	41,884	200,552
Richard A. Spillane, Jr.	80,000	53,018	41,884	174,902

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2012.

(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2012. The assumptions used in the calculation of these amounts are included above in the Summary of Compensation Table.

(3)	As of October 31, 2012, each director has the following number of options outstanding (all vested):

Ann E. Berman	39,016
Leo I. Higdon, Jr.	80,516
Dorothy E. Puhy	42,016
Winthrop H. Smith, Jr.	68,516
Richard A. Spillane, Jr.	20,150

(The remainder of this page is left intentionally blank.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2012, Jeffery P. Beale, Daniel C. Cataldo, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Michael R. Mach, Frederick S. Marius, David C. McCabe, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, Judith A. Saryan, David M. Stein, Payson F. Swaffield, Mark S. Venezia, Michael W. Weilheimer, and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2013. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the twenty Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2012 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 413,167 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	17.98%

Voting Common Stock	Duncan W. Richardson	44,566	10.79%

Voting Common Stock	Jeffrey P. Beale	29,389	7.11%

Voting Common Stock	Maureen A. Gemma	18,623	4.51%

Voting Common Stock	Laurie G. Hylton	18,623	4.51%

Voting Common Stock	Frederick S. Marius	18,623	4.51%

Voting Common Stock	David C. McCabe	18,623	4.51%

Voting Common Stock	Payson F. Swaffield	18,623	4.51%

Voting Common Stock	Matthew J. Witkos	18,623	4.51%

Voting Common Stock	Daniel C. Cataldo	13,927	3.37%

Voting Common Stock	Cynthia J. Clemson	13,927	3.37%

Voting Common Stock	Brian D. Langstraat	13,927	3.37%

Voting Common Stock	Michael R. Mach	13,927	3.37%

Voting Common Stock	Thomas M. Metzold	13,927	3.37%

Voting Common Stock	Scott H. Page	13,927	3.37%

Voting Common Stock	Walter A. Row, III	13,927	3.37%

Voting Common Stock	Judith A. Saryan	13,927	3.37%

Voting Common Stock	David M. Stein	13,927	3.37%

Voting Common Stock	Mark S. Venezia	13,927	3.37%

Voting Common Stock	Michael W. Weilheimer	13,927	3.37%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Messrs. Faust and Richardson are officers and Directors of the Company and Voting Trustees of the Voting Trust; Messrs. Beale, Cataldo and Marius and Ms. Hylton are officers of the Company and Voting Trustees of the Voting Trust; Ms. Clemson, Ms. Gemma and Ms. Saryan and Messrs. Langstraat, Mach, McCabe, Metzold, Page, Row, Stein, Swaffield, Weilheimer, Witkos and Venezia are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value. Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2012 , the executive officers and Directors of the Company, as a group, beneficially owned 8,905,741 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 7.4 percent of the 120,720,647 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 115,878,384 shares outstanding plus 4,619,183 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by, (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) as of October 31, 2012 (such investment power being sole unless otherwise indicated) and (iv) all current executive officers and Directors as a group:

Title of Class	Beneficial Owners	Amount and Nature of Beneficial Ownership (a)(b)		Percent of Class (c)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,136,807	(d)(e)	3.43%

Non-Voting Common Stock	Duncan W. Richardson	2,116,999		1.85%

Non-Voting Common Stock	Payson F. Swaffield	1,099,661		*

Non-Voting Common Stock	Laurie G. Hylton	302,119	(f)	*

Non-Voting Common Stock	Matthew J. Witkos	230,047		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	81,059		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	80,059		*

Non-Voting Common Stock	Dorothy E. Puhy	50,059		*

Non-Voting Common Stock	Ann E. Berman	44,559		*

Non-Voting Common Stock	Robert J. Whelan	33,668	(g)	*

Non-Voting Common Stock	Richard A. Spillane, Jr.	25,693		*

All current executive officers and Directors as a group (12 individuals)		8,905,741		7.38%

* Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 115,878,384 outstanding shares plus options exercisable within 60 days of 1,649,154 for Mr. Faust, 1,291,002 for Mr. Richardson, 663,200 for Mr. Swaffield, 182,429 for Ms. Hylton, 134,591 for Mr. Witkos, 74,059 for Mr. Higdon, 74,059 for Mr. Smith, 47,559 for Ms. Puhy, 44,559 for Ms. Berman and 25,693 for Mr. Spillane. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(f)	Includes 4,800 shares held by or on behalf of Ms. Hylton’s children.

(g)	Based solely upon the Form 4 filed on August 6, 2012 based upon information furnished by this individual.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2012:

Securities Authorized for Issuance Under Equity Compensation Plans
(c)(2)
Number of
	(a)(1)	(b)	securities
	Number of	Weighted-	remaining available
	securities	average	for future issuance
	to be issued upon	exercise price	under equity
	the exercise of	of outstanding	compensation plans
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights	rights	in column (a))
Equity compensation plans approved by security holders	27,043,817	$27.50	5,648,369
Equity compensation plans not approved by security holders	-	-	-
Total	27,043,817	$27.50	5,648,369

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 27,043,817 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, and predecessor plans.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 972,380 shares related to our 1986 Employee Stock Purchase Plan, 955,310 shares related to our 1992 Incentive Stock Alternative Plan and 3,720,679 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a maximum of $10.0 million is available to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are made for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. Loans outstanding under our program amounted to $4.2 million at October 31, 2012.

During the year ended October 31, 2012, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time in an aggregate amount in excess of $120,000.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2012 our Board of Directors was comprised of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer, and the following independent Directors: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2012 and 2011 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2012	2011

Audit fees (1)	$1,632,823	$1,638,830
Audit-related fees (2)	122,600	154,500
Tax fees (3)	603,890	137,829
All other fees (4)	773,595	418,090
Total	$3,132,908	$2,349,249

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of a security count audit, employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(4)	All other fees consist of subscription fees of $5,400 for the Deloitte Accounting Research Tool in fiscal 2012 and 2011. All other fees include $768,195 and $412,690 for fiscal 2012 and 2011, respectively, for audits and tax services provided to collective investment trusts and other products managed by the Company.

Our Audit Committee reviews all audit, audit-related tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2012 and 2011. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 155 through 161 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance

Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 21, 2012
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer and	December 21, 2012
Laurie G. Hylton	Principal Accounting Officer

/s/ Duncan W. Richardson	Director, Executive Vice President	December 21, 2012
Duncan W. Richardson	and Chief Equity Investment Officer

/s/ Ann E. Berman	Director	December 21, 2012
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 21, 2012
Leo I. Higdon, Jr.

/s/ Dorothy E. Puhy	Director	December 21, 2012
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 21, 2012
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 21, 2012
Winthrop H. Smith, Jr.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description

2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 15, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation are filed as Exhibit 3.1 to the Company’s registration statement on Form 8-B dated February 4, 1981, filed pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.3	Copy of the Company’s Articles of Amendment effective at the close of business on April 18, 1983, are filed as Exhibit 3.3 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.4	Copy of the Company’s Articles of Amendment effective at the close of business on November 22, 1983, has been filed as Exhibit 3.3 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1983, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.5	Copy of the Company’s Articles of Amendment effective at the close of business on February 25, 1986 has been filed as Exhibit 3.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1986, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.6	Copy of the Company’s Article of Amendment effective at the close of business on November 11, 1992 has been filed as Exhibit 3.6 as part of Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

3.7	Copy of the Company’s Articles of Amendment effective at the close of business on May 15, 1997 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.8	Copy of the Company’s Articles of Amendment effective at the close of business on August 14, 1998 has been filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.9	Copy of the Company’s Articles of Amendment effective at the close of business on November 13, 2000 has been filed as Exhibit 3.6 to the Annual Report on Form 10-K of the Company for the

Exhibit No.	Description

fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

3.10	Copy of the Company’s Articles of Amendment effective at the close of business on January 14, 2005 has been filed as Exhibit 3.7 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 through 3.10 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended, October 31, 2010 (S.E.C. File No 1-8100) and are incorporated herein by reference.

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

Exhibit No.	Description

10.4	Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.9	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.11	Copy of 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.14	Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.18	Copy of 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference.

10.19	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.21	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.22	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.25	Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

10.28	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference†.

10.29	Copy of 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.30	Copy of 2010 Amendment to the Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.31	Copy of 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.32	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.33	Copy of the Credit Agreement, dated June 4, 2012, between Eaton Vance Corp. as borrower, and JP Morgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities LLC as sole lead arranger and sole bookmaker and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 4, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.34	Copy of the 2008 Omnibus Incentive Plan Restatement No. 5 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 24, 2012 has been filed as

Exhibit No.	Description

Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 26, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

21.1	List of the Company’s Subsidiaries as of October 31, 2012 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101	Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

