Form 10-Q
period 2013-01-31
EATON VANCE CORP
filed 2013-03-08
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

or

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

Shares outstanding as of January 31, 2013:

Voting Common Stock – 399,240 shares

Non-Voting Common Stock – 120,049,619 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2013 and for the

Three Month Period Ended January 31, 2013

Part I - Financial Information

Item 1.  Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2013	2012

Assets

Cash and cash equivalents	$218,283	$462,076
Investment advisory fees and other receivables	148,648	133,589
Investments	482,329	486,933
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	48,296	36,758
Bank loans and other investments	380,672	430,583
Other assets	870	1,107
Deferred sales commissions	18,742	19,336
Deferred income taxes	52,861	51,234
Equipment and leasehold improvements, net	52,911	54,889
Intangible assets, net	81,610	59,228
Goodwill	227,623	154,636
Other assets	90,688	89,122
Total assets	$1,803,533	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2013	2012
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$60,360	$145,338
Accounts payable and accrued expenses	65,090	59,397
Dividend payable	-	23,250
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	411,583	446,605
Other liabilities	628	766
Other liabilities	98,646	91,785
Total liabilities	1,136,307	1,267,141

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	89,918	98,765

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 413,167 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 120,049,619 and 115,878,384 shares, respectively	469	453
Additional paid-in capital	93,534	26,730
Notes receivable from stock option exercises	(7,688)	(4,155)
Accumulated other comprehensive income	1,596	3,923
Appropriated retained earnings	15,369	18,699
Retained earnings	472,587	566,420
Total Eaton Vance Corp. shareholders' equity	575,869	612,072
Non-redeemable non-controlling interests	1,439	1,513
Total permanent equity	577,308	613,585
Total liabilities, temporary equity and permanent equity	$1,803,533	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2013	2012
Revenue:
Investment advisory and administrative fees	$263,281	$239,452
Distribution and underwriter fees	22,751	22,515
Service fees	31,130	32,299
Other revenue	1,355	1,340
Total revenue	318,517	295,606
Expenses:
Compensation and related costs	108,829	96,683
Distribution expense	33,889	32,328
Service fee expense	28,264	28,673
Amortization of deferred sales commissions	4,783	5,820
Fund-related expenses	7,424	6,651
Other expenses	34,648	32,631
Total expenses	217,837	202,786
Operating income	100,680	92,820
Non-operating income (expense):
Gains and other investment income, net	5,207	8,177
Interest expense	(8,570)	(8,413)
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,793	10,280
Interest expense	(4,221)	(4,311)
Total non-operating (expense) income	(5,791)	5,733
Income before income taxes and equity in net income of affiliates	94,889	98,553
Income taxes	(35,939)	(35,187)
Equity in net income of affiliates, net of tax	3,177	1,504
Net income	62,127	64,870
Net income attributable to non-controlling and other beneficial interests	(12,322)	(17,599)
Net income attributable to Eaton Vance Corp. shareholders	$49,805	$47,271
Earnings per share:
Basic	$0.39	$0.41
Diluted	$0.38	$0.40
Weighted average shares outstanding:
Basic	114,925	112,768
Diluted	119,112	114,901
Dividends declared per share	$1.20	$0.19

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2013	2012

Net income	$62,127	$64,870

Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $40 and $39, respectively	72	72
Unrealized holding (losses) gains on available-for-sale investments, net of income taxes of $1,476 and ($440), respectively	(2,403)	733
Foreign currency translation adjustments, net of income taxes of $1 and $85, respectively	4	(142)

Other comprehensive (loss) income, net of tax	(2,327)	663

Total comprehensive income	59,800	65,533
Comprehensive income attributable to non-controlling and other beneficial interests	(12,322)	(17,599)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$47,478	$47,934

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(3,330)	49,805	1,196	47,671	14,456
Other comprehensive income	-	-	-	-	(2,327)	-	-	-	(2,327)	-
Dividends declared	-	-	-	-	-	-	(143,638)	-	(143,638)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	12	61,079	(4,464)	-	-	-	-	56,627	-
Under employee stock purchase plan	-	-	1,761	-	-	-	-	-	1,761	-
Under employee incentive plan	-	-	1,279	-	-	-	-	-	1,279	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	14,023	-	-	-	-	-	14,023	-
Tax benefit of stock option exercises	-	-	8,253	-	-	-	-	-	8,253	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(2)	(13,280)	-	-	-	-	-	(13,282)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	931	-	-	-	-	931	-
Net subscriptions (redemptions/distributions) of non- controlling interest holders	-	-	-	-	-	-	-	(1,046)	(1,046)	9,970
Deconsolidation	-	-	-	-	-	-	-	-	-	(10,155)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(43,507)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(6,238)	-	-	-	-	-	(6,238)	6,238
Balance, January 31, 2013	$2	$469	$93,534	$(7,688)	$1,596	$15,369	$472,587	$1,439	$577,308	$89,918

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained (Deficit) Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	4,991	47,271	808	53,070	11,800
Other comprehensive income	-	-	-	-	663	-	-	-	663	-
Dividends declared	-	-	-	-	-	-	(22,022)	-	(22,022)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	1	2,735	(137)	-	-	-	-	2,599	-
Under employee stock purchase plan	-	1	1,823	-	-	-	-	-	1,824	-
Under employee incentive plan	-	-	1,609	-	-	-	-	-	1,609	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	16,342	-	-	-	-	-	16,342	-
Tax benefit of stock option exercises	-	-	225	-	-	-	-	-	225	-
Repurchase of Non-Voting Common Stock	-	(6)	(19,766)	-	-	-	(15,028)	-	(34,800)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	460	-	-	-	-	460	-
Net subscriptions (redemptions/distributions) of non- controlling interest holders	-	-	-	-	-	-	-	(800)	(800)	19,334
Deconsolidation	-	-	-	-	-	-	-	-	-	(16,564)
Reclass to temporary equity	-	-	-	-	-	-	-	(132)	(132)	132
Other changes in non-controlling interests	-	-	(2,968)	-	-	-	-	-	(2,968)	2,968
Balance, January 31, 2012	$2	$451	$-	$(4,118)	$2,003	$1,124	$477,152	$765	$477,379	$118,494

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$62,127	$64,870
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,736	6,314
Amortization of deferred sales commissions	4,801	5,827
Stock-based compensation	14,023	16,342
Deferred income taxes	(192)	(3,821)
Net gains on investments and derivatives	(4,751)	(6,430)
Equity in net income of affiliates, net of amortization	(3,859)	(2,417)
Dividends received from affiliates	3,092	10,225
Consolidated CLO entity operating activities:
Net losses (gains) on bank loans, other investments and note obligations	3,052	(4,736)
Amortization of investments	(201)	(256)
Net (decrease) increase in other assets and liabilities, including cash	(11,438)	2,771
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(8,941)	3,785
Investments in trading securities	(40,908)	(70,263)
Deferred sales commissions	(4,207)	(2,322)
Other assets	(7,167)	3,964
Accrued compensation	(86,898)	(87,633)
Accounts payable and accrued expenses	(2,251)	9,647
Other liabilities	5,776	45,918
Net cash used for operating activities	(72,206)	(8,215)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,002)	(1,486)
Net cash paid in acquisition	(81,269)	-
Proceeds from sale of investments	44,102	14,542
Purchase of investments	(344)	(6,126)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	74,972	32,512
Purchase of bank loans and other investments	(24,327)	(35,221)
Net cash provided by investing activities	12,132	4,221

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(43,507)	-
Proceeds from issuance of subsidiary equity	1,092	-
Proceeds from issuance of Non-Voting Common Stock	59,673	6,037
Repurchase of Voting Common Stock	(73)	-
Repurchase of Non-Voting Common Stock	(13,282)	(34,800)
Principal repayments on notes receivable from stock option exercises	931	460
Excess tax benefit of stock option exercises	8,253	225
Dividends paid	(166,979)	(21,967)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	8,924	18,534
Consolidated CLO entity financing activities:
Principal repayments of senior notes	(38,607)	-
Net cash used for financing activities	(183,575)	(31,511)
Effect of currency rate changes on cash and cash equivalents	(144)	(38)
Net decrease in cash and cash equivalents	(243,793)	(35,543)
Cash and cash equivalents, beginning of period	462,076	510,913
Cash and cash equivalents, end of period	$218,283	$475,370
Supplemental Cash Flow Information:
Cash paid for interest	$113	$36
Cash paid for interest by consolidated CLO entity	4,600	722
Cash paid for income taxes, net of refunds	3,812	9,683
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$565	$142
Exercise of stock options through issuance of notes receivable	4,464	137
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(10,533)	$(16,470)
Decrease in non-controlling interests	(10,155)	(16,564)

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

During the second quarter of fiscal 2012, the Company combined the following line items previously reported within non-operating income (expense) into gains and other investment income, net; interest and other income; net gains (losses) on investments and derivatives; and net foreign currency gains (losses). Also during the second quarter of fiscal 2012, interest income and net gains (losses) on bank loans, other investments, and note obligations of the consolidated collateralized loan obligation entity (“CLO”) were combined into gains and other investment income, net, of the consolidated CLO entity. These reclassifications, which simplify the financial statement presentation, had no impact on previously reported net income or financial position and do not represent a restatement of any previously reported financial results. See Note 14 for the components of gains and other investment income, net.

2. Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) (including the CLO referred to in Note 9) for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated subsidiaries for which the Company’s ownership is less than 100 percent. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). All intercompany accounts and transactions have been eliminated in consolidation.

From time to time, the Company may maintain a controlling financial interest in a sponsored fund. Upon consolidation, the Company applies the specialized accounting treatment of the fund. All of the underlying investments held by consolidated funds are carried at fair value, with corresponding changes in fair value reflected in gains and other investment income, net, in the Company’s Consolidated Statements of Income. When the Company is no longer deemed to control the fund, the fund is deconsolidated and accounted for under another accounting method.

3. New Accounting Standards Not Yet Adopted

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of AOCI by component into net income. The Company will implement the new disclosure requirements in the second quarter of fiscal 2013.

4. Consolidated Funds

The Company consolidates Eaton Vance-managed funds in which the Company holds a controlling financial interest. All investments held by consolidated funds were included in investments on the Company’s Consolidated Balance Sheets and classified as investment securities, trading, at January 31, 2013 and October 31, 2012. Net investment income related to these funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling interest holders, which were recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated funds that were included on the Company’s Consolidated Balance Sheets at January 31, 2013 and October 31, 2012 as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2013	October 31, 2012
Investments	$176,269	$157,405
Other assets	34,040	5,594
Other liabilities	(19,420)	(16,928)
Redeemable non-controlling interests	(23,722)	(20,072)
Net interest in consolidated funds(1)	$167,167	$125,999

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

5. Investments

The following is a summary of investments at January 31, 2013 and October 31, 2012:

(in thousands)	January 31, 2013	October 31, 2012
Investment securities, trading:
Consolidated sponsored funds	$176,269	$157,405
Separately managed accounts	38,965	32,848
Total investment securities, trading	215,234	190,253
Investment securities, available-for-sale	23,072	31,148
Investment in non-consolidated CLO entity	398	350
Investments in equity method investees	236,095	257,652
Investments, other	7,530	7,530
Total investments(1)	$482,329	$486,933

(1) Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The following is a summary of the fair value of investments classified as trading at January 31, 2013 and October 31, 2012:

(in thousands)	January 31, 2013	October 31, 2012
Debt securities	$51,882	$70,805
Equity securities	163,352	119,448
Total investment securities, trading	$215,234	$190,253

The Company recognized trading gains related to trading securities still held at the reporting date of $9.5 million and $5.8 million for the three months ended January 31, 2013 and 2012, respectively.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist exclusively of seed investments in certain Company-sponsored funds. The following is a summary of the gross unrealized gains and (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at January 31, 2013 and October 31, 2012:

January 31, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$18,133	$4,941	$(2)	$23,072

October 31, 2012		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Sponsored funds	$22,331	$8,835	$(18)	$31,148

Net unrealized holding (losses) gains on investment securities, available-for-sale, included in other comprehensive (loss) income were $(3.9) million and $1.2 million for the three months ended January 31, 2013 and 2012 respectively.

The Company reviewed gross unrealized losses of $2,000 as of January 31, 2013 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $0.3 million at January 31, 2013. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of sponsored funds classified as available-for-sale for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Gains	$4,909	$84
Losses	-	(21)
Net realized gains	$4,909	$63

Investments in equity method investees

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor that provides discretionary management of equity and tactical asset allocations using a predominantly top-down investment style. The Company accounted for the purchase using the equity method. As of January 31, 2013, the investment in Hexavest was comprised of $4.5 million of equity in the net assets of Hexavest, intangible assets of $42.1 million, goodwill of $146.7 million and a deferred tax liability of $11.3 million, for a total carrying value of $182.0 million. As of October 31, 2012, the investment in Hexavest was comprised of $3.4 million of equity in the net assets of Hexavest, intangible assets of $42.7 million, goodwill of $146.6 million and a deferred tax liability of $11.5 million, for a total carrying value of $181.2 million. The Company will be obligated to make two additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. These payments would be considered goodwill and will be recorded as additions to the carrying amount of the equity method investment. The Company’s interest in finite-lived intangible assets acquired in the transaction is being amortized over an estimated useful life of seventeen years.

In connection with the transaction, the Company also acquired an option, executable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at January 31, 2013 and October 31, 2012.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $9.5 million and $9.8 million at January 31, 2013 and October 31, 2012, respectively.

The Company had equity-method investments in the following Eaton Vance-managed funds as of January 31, 2013 and October 31, 2012:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	January 31,	October 31,	January 31,	October 31,
(dollar amounts in thousands)	2013	2012	2013	2012
Eaton Vance Richard Bernstein All Asset Strategy Fund	24%	44%	$14,166	$23,341
Eaton Vance Real Estate Fund	39%	48%	13,213	16,494
Eaton Vance Municipal Opportunities Fund	35%	-	11,170	-
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	21%	31%	6,055	10,346
AGF Floating Rate Income Fund	-	21%	-	15,334
Eaton Vance Parametric Structured Currency Fund	-	33%	-	1,043
Total			$44,604	$66,558

(1)	The carrying value of equity method investments in Eaton Vance-managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2013 or 2012, respectively.

During the three months ended January 31, 2013 and 2012, the Company received dividends of $3.1 million and $10.2 million, respectively, from its investments in equity method investees.

6. Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2013 and October 31, 2012:

January 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$3,248	$39,491	$-	$-	$42,739
Investments:
Investment securities, trading – debt	5,835	46,047	-	-	51,882
Investment securities, trading – equity	115,127	48,225	-	-	163,352
Investment securities, available-for-sale	18,282	4,790	-	-	23,072
Investment in non-consolidated CLO entity(1)	-	-	-	398	398
Investments in equity method investees(2)	-	-	-	236,095	236,095
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	1,138	-	-	1,138
Assets of consolidated CLO entity:
Cash equivalents	47,422	-	-	-	47,422
Bank loans and other investments	-	378,014	2,658	-	380,672
Total financial assets	$189,914	$517,765	$2,658	$243,963	$954,300

Financial liabilities:
Derivative instruments	$-	$8,492	$-	$-	$8,492
Securities sold, not yet purchased	-	3,187	-	-	3,187
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,659	408,924	-	411,583
Total financial liabilities	$-	$14,338	$408,924	$-	$423,262

October 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total
Financial assets:
Cash equivalents	$16,390	$139,469	$-	$-	$155,859
Investments:
Investment securities, trading – debt	4,512	66,293	-	-	70,805
Investment securities, trading – equity	87,991	31,457	-	-	119,448
Investment securities, available-for-sale	26,736	4,412	-	-	31,148
Investment in non-consolidated CLO entity(1)	-	-	-	350	350
Investments in equity method investees(2)	-	-	-	257,652	257,652
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	2,229	-	-	2,229
Assets of consolidated CLO entity:
Cash equivalents	34,561	-	-	-	34,561
Bank loans and other investments	98	428,282	2,203	-	430,583
Total financial assets	$170,288	$672,202	$2,203	$265,472	$1,110,165

Financial liabilities:
Derivative instruments	$-	$788	$-	$-	$788
Securities sold, not yet purchased	-	26,142	-	-	26,142
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,659	443,946	-	446,605
Total financial liabilities	$-	$29,589	$443,946	$-	$473,535

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis using Level 3 inputs. The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which time the investment is written down to fair value. There was no re-measurement of this asset during the three month period ended January 31, 2013 or the twelve month period ended October 31, 2012.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Investment securities, trading – debt

Investment securities, trading – debt, consist of debt obligations held in the portfolios of consolidated sponsored funds and separately managed accounts. Debt obligations (including short-term obligations with a remaining maturity of more than sixty days) are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Short-term obligations purchased with a remaining maturity of sixty days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates market value. Depending upon the nature of the inputs, investment securities, trading – debt, are generally classified as Level 1 or 2 within the valuation hierarchy.

Investment securities, trading – equity

Investment securities, trading – equity, consist of foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. The daily valuation of exchange-traded foreign securities generally is determined as of the close of trading on the principal exchange on which such securities trade. Events occurring after the close of trading on foreign exchanges may result in adjustments to the valuation of foreign securities to more accurately reflect their fair values as of the close of regular trading on the New York Stock Exchange. Depending upon the nature of the inputs, investment securities, trading – equity are generally classified as Level 1 or 2 within the valuation hierarchy.

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

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 for the three months ended January 31, 2013:

Three Months Ended
(in thousands)	January 31, 2013
Transfers from Level 1 into Level 2	$-
Transfers from Level 2 into Level 1(1)	1,611

(1)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

There were no significant transfers between Level 1 and Level 2 during the three months ended January 31, 2012.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 for the three months ended January 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	January 31, 2013		January 31, 2012
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$2,203	$443,946	$5,910	$477,699
Net gains (losses) on investments and note obligations included in net income(1)	(36)	3,585	(40)	2,646
Principal paydown	-	(38,607)	-	-
Transfers into Level 3(2)	491	-	-	-
Net transfers out of Level 3(3)	-	-	(1,142)	-
Ending balance	$2,658	$408,924	$4,728	$480,345
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(36)	$3,585	$(40)	$2,646

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities including a loan that utilized a discount applied to the demanded yield.
(3)	Transfers out of Level 3 into Level 2 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at January 31, 2013 and October 31, 2012:

January 31, 2013		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$408,924	Income approach	Discount rate	120-550 bps

October 31, 2012		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$443,946	Income approach	Discount rate	135-700 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. Prepayment rate is the rate at which the underlying collateral is expected to repay principal. Recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes.

Valuation process

The Company elected the fair value option for both the collateral assets held and senior and subordinated notes issued by its consolidated CLO entity upon consolidation to mitigate any accounting inconsistencies between the carrying value of the assets held to provide cash flows for the note obligations and the carrying value of those note obligations.

Senior and subordinated note obligations issued by the Company’s consolidated CLO entity are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s projected default rate, prepayment rate, recovery rate and discount rate as well as observable assumptions about market yields, collateral reimbursement assumptions, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method and they report directly to the Chief Income Investment Officer.

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

7. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three months ended January 31, 2013 and 2012, the Company reclassified into interest expense $0.1 million of the loss on the Treasury lock transaction in connection with the Company’s issuance of ten-year senior notes in October 2007. At January 31, 2013, the remaining unamortized loss on this transaction was $2.1 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk exposure and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes.

At January 31, 2013, the Company had 60 foreign exchange contracts outstanding with six counterparties with an aggregate notional value of $54.0 million; 2,167 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $137.2 million; and 246 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $14.6 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of January 31, 2013 and October 31, 2012:

January 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$998	Other liabilities	$654
Stock index futures contracts	Other assets	72	Other liabilities	7,252
Commodity futures contracts	Other assets	68	Other liabilities	586
Total		$1,138		$8,492

October 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$226	Other liabilities	$300
Stock index futures contracts	Other assets	1,505	Other liabilities	367
Commodity futures contracts	Other assets	498	Other liabilities	121
Total		$2,229		$788

The following is a summary of the net gains (losses) recognized in income for the three months ended January 31, 2013 and 2012:

	Income Statement	Three Months Ended January 31,
(in thousands)	Location	2013	2012
Foreign exchange contracts	Gains and other investment income, net	$346	$233
Stock index futures contracts	Gains and other investment income, net	(10,030)	(4,145)
Commodity futures contracts	Gains and other investment income, net	(349)	494
Total		$(10,033)	$(3,418)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2013 and October 31, 2012:

	January 31, 2013			October 31, 2012
(in thousands)	Carrying Value	Fair Value	Fair Value level	Carrying Value	Fair Value	Fair Value level
Investments, other	$7,470	$7,470	3	$7,470	$7,470	3
Other assets	$8,312	$8,312	3	$8,307	$8,307	3
Debt	$500,000	$598,331	1	$500,000	$604,316	1

Included in investments, other, is a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The carrying value of this investment approximates fair value. The fair value of the investment is determined using a cash flow model which projects future cash flows based upon contractual obligations. Once the undiscounted cash flows have been determined, the Company applies an appropriate discount rate. The inputs to the model are considered Level 3.

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

To determine whether or not the Company should be treated as the primary beneficiary of a VIE, management must make significant estimates and assumptions regarding probable future cash flows of the VIE. These estimates and assumptions relate primarily to market interest rates, credit default rates, prepayment rates, discount rates, the marketability of certain securities and the probability of certain outcomes.

Investments in VIEs that are consolidated

Consolidated CLO entity

The Company irrevocably elected the fair value option for all financial assets and liabilities of the consolidated CLO entity. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains and other investment income, net, in the Company’s Consolidated Statements of Income.

Although the subordinated note obligations of the CLO entity have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities in the Company’s Consolidated Balance Sheets.

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

The following tables present, as of January 31, 2013 and October 31, 2012, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

January 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$375,351	$500	$432,939
Excess unpaid principal balance over fair value	(984)	(485)	(21,356)
Fair Value	$374,367	$15	$411,583

October 31, 2012
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$425,153	$500	$471,546
Excess unpaid principal balance over fair value	(863)	(485)	(24,941)
Fair Value	$424,290	$15	$446,605

During the three months ended January 31, 2013 and 2012, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $0.5 million and $7.3 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net losses of $3.6 million and $2.6 million, respectively. The combined net losses of $3.1 million and net gains of $4.7 million for the three months ended January 31, 2013 and 2012, respectively, were recorded as gains and other investment income, net, of the consolidated CLO entity in the Company’s Consolidated Statement of Income for those periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the three months ended January 31, 2013, $38.6 million of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate the CLO entity, provided there is sufficient value to repay the senior notes in full.

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net and as interest expense in other income (expense) of the consolidated CLO entity in the Company’s Consolidated Statements of Income for the three months ended January 31, 2013 and 2012.

The following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets at January 31, 2013 and October 31, 2012:

	January 31,	October 31,
(in thousands)	2013	2012
Assets of consolidated CLO entity:
Cash and cash equivalents	$48,296	$36,758
Bank loans and other investments	380,672	430,583
Other assets	870	1,107
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	411,583	446,605
Other liabilities	628	766
Appropriated retained earnings	15,369	18,699
Net interest in consolidated CLO entity	$2,258	$2,378

The Company had a subordinated interest in the consolidated CLO entity of $1.8 million and $1.9 million as of January 31, 2013 and October 31, 2012, respectively, which was eliminated in consolidation.

For the three months ended January 31, 2013 and 2012, the Company recorded a net loss of $2.5 million and net income of $5.8 million, respectively, related to the consolidated CLO entity. The Company recorded a $3.3 million net loss attributable to other beneficial interests and net income attributable to other beneficial interests of $5.0 million for the three months ended January 31, 2013 and 2012, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $0.8 million related to the consolidated CLO entity for each of the three months ended January 31, 2013 and 2012.

Investments in VIEs that are not consolidated

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. These non-consolidated entities had total assets of $1.8 billion as of January 31, 2013 and October 31, 2012. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company maintains an investment in one of these entities totaling $0.4 million as of January 31, 2013 and October 31, 2012. Collateral management fees receivable for these CLO entities totaled $2.1 million and $2.0 million on January 31, 2013 and October 31, 2012, respectively. In the first three months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of January 31, 2013.

The Company’s investment in the CLO entity identified above is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.1 billion and $9.0 billion as of January 31, 2013 and October 31, 2012, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $4.8 million and $4.4 million on January 31, 2013 and October 31, 2012, respectively, and investment advisory fees receivable totaling $0.4 million on January 31, 2013 and October 31, 2012. In the first three months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2013.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Acquisitions

The Clifton Group Investment Management Company (“Clifton”)

On December 31, 2012, the Company’s subsidiary, Parametric Portfolio Associates LLC (“Parametric”), acquired Clifton. The operating results of Clifton have been included in the Company’s consolidated statements since that date. Pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying Consolidated Statements of Income. Clifton is a provider of futures- and options-based overlay services and risk management solutions for institutional investors based in Minneapolis, Minnesota. The Clifton acquisition complements and expands the range of engineered portfolio solutions offered by Parametric. At closing, the Company paid $67.2 million in cash and issued an indirect ownership interest in Parametric with a fair market value of $12.8 million to certain Clifton principals. These indirect interests are subject to certain put and call arrangements at fair value that may be executed over a five-year period. There are no future contingent payments to be made in connection with the acquisition. Upon closing, Clifton became a division of Parametric.

In conjunction with the purchase, the Company recorded $24.5 million of intangible assets, which consist primarily of client relationship intangible assets acquired. The client relationship intangible assets will be amortized over an eighteen-year period. The Company also recorded goodwill of $58.9 million, which is deductible for tax purposes.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York for cash and future consideration. During the first quarter of fiscal 2013, the Company made a contingent payment of $14.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2012. The payment increased goodwill by $14.1 million. The Company will be obligated to make three additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Parametric

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric employees under a long-term equity incentive plan of that entity increased to 4.9 percent at January 31, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on January 31, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests held by the Company increased to 98.1 percent and 93.3 percent, respectively, on January 31, 2013, reflecting the transactions described above.

11. Intangible Assets

The following is a summary of intangible assets at January 31, 2013 and October 31, 2012:

January 31, 2013
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(60,772)	$73,155
Intellectual property acquired	1,000	(142)	858
Trademark acquired	900	(11)	889

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(60,925)	$81,610

October 31, 2012
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$110,327	$(58,681)	$51,646
Intellectual property acquired	1,000	(126)	874

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$118,035	$(58,807)	$59,228

Amortization expense was $2.1 million and $2.0 million for the three months ended January 31, 2013 and 2012, respectively. Estimated remaining amortization expense for the next five years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2013	$7,076
2014	9,408
2015	9,183
2016	8,741
2017	8,628
2018	8,188

12. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
2008 Plan:
Stock options	$3,848	$9,183
Restricted shares	8,429	6,115
Phantom stock units	144	55
Employee Stock Purchase Plan	376	108
Incentive Plan – Stock Alternative	196	126
Atlanta Capital Plan	351	231
Parametric Plan	823	579
Total stock-based compensation expense	$14,167	$16,397

The total income tax benefit recognized for stock-based compensation arrangements was $5.5 million and $5.3 million for the three months ended January 31, 2013 and 2012, respectively.

2008 Omnibus Incentive Plan

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2013, 6.0 million restricted shares and options to purchase 14.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2013 and 2012 using the Black-Scholes option pricing model were as follows:

27

	2013	2012
Weighted-average grant date fair value of options granted	$7.67	$6.68

Assumptions:
Dividend yield	2.8% to 5.5%	3.0% to 3.1%
Volatility	36%	35% to 36%
Risk-free interest rate	1.2% to 1.3%	1.5% to 1.6%
Expected life of options	7.1 years	7.2 years

Stock option transactions under the 2008 Plan and predecessor plans for the three months ended January 31, 2013 are summarized in the below table.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,653	$26.90
Granted	2,247	28.29
Exercised	(2,987)	20.45
Forfeited/expired	(160)	29.53
Options outstanding, end of period	26,753	$27.72	5.3	$259,467
Options exercisable, end of period	17,808	$28.33	3.8	$172,748
Vested or expected to vest	26,395	$27.73	5.2	$255,998

The number of shares subject to option and the weighted-average exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan and predecessor plans to reflect the effect of a $1.00 per share special dividend declared and paid in December 2012.

The Company received $56.6 million and $2.6 million related to the exercise of options for the three months ended January 31, 2013 and 2012, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2013 and 2012 was $35.3 million and $1.1 million, respectively. The total fair value of options that vested during the three months ended January 31, 2013 was $27.8 million.

As of January 31, 2013, there was $39.1 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of January 31, 2013, there was $91.6 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.5 years.

A summary of the Company's restricted share activity for the three months ended January 31, 2013 under the 2008 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,233	$26.43
Granted	1,588	29.02
Vested	(744)	26.27
Forfeited	(72)	28.42
Unvested, end of period	4,005	$27.49

The total fair value of restricted stock vested during the three months ended January 31, 2013 and 2012 was $19.5 million and $12.1 million, respectively.

Phantom Stock Units

In the three months ended January 31, 2013, 9,365 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the three months ended January 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively. As of January 31, 2013, there was $0.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.4 years.

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

In the first three months of fiscal 2013, the Company purchased and retired approximately 0.5 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 3.5 million additional shares may be repurchased under the current authorization.

14. Non-operating Income (Expense)

The components of non-operating (expense) income for the three months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Non-operating income (expense):
Interest and other income	$604	$1,737
Net gains on investments and derivatives	4,751	6,430
Net foreign currency (losses) gains	(148)	10
Gains and other investment income, net	5,207	8,177
Interest expense	(8,570)	(8,413)

Other income (expense) of consolidated CLO entity:
Interest income	4,845	5,544
Net (losses) gains on bank loans, other investments and note obligations	(3,052)	4,736
Gains and other investment income, net	1,793	10,280
Interest expense	(4,221)	(4,311)
Total non-operating (expense) income	$(5,791)	$5,733

15. Income Taxes

The provision for income taxes was $35.9 million and $35.2 million, or 37.9 percent and 35.7 percent of pre-tax income, for the three months ended January 31, 2013 and 2012, respectively. The provision for income taxes in the three months ended January 31, 2013 and 2012 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income recognized by the consolidated CLO entity and other non-controlling interests.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of January 31, 2013 or October 31, 2012.

The Company is currently under audit by several states. One state previously provided the Company with a draft position that may result in a proposed adjustment to the Company’s previously filed tax returns. During the three months ended January 31, 2013, this state provided additional background to the Company on the state’s draft position. The Company has evaluated this recent correspondence and determined that there is no new information that causes the Company to change its initial conclusion regarding the technical merits of its position. The Company intends to continue its discussions with the state on this matter, and on February 5, 2013 requested mediation. If an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

16. Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interest holders totaled $12.3 million and $17.6 million for the three months ended January 31, 2013 and 2012, respectively.

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2013 and 2012, were as follows:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Consolidated funds	$(1,106)	$(1,146)
Majority-owned subsidiaries	(3,899)	(3,360)
Non-controlling interest value adjustments(1)	(10,647)	(8,102)
Consolidated CLO entity	3,330	(4,991)
Net income attributable to non-controlling and other beneficial interests	$(12,322)	$(17,599)

(1)	Relates to non-controlling interests redeemable at other than fair value.

17. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2013 and 2012 using the two-class method:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2013	2012
Net income attributable to Eaton Vance Corp. shareholders	$49,805	$47,271
Less: Allocation of earnings to participating restricted shares	4,581	1,371
Net income available to common shareholders	$45,224	$45,900
Weighted-average shares outstanding – basic	114,925	112,768
Incremental common shares	4,187	2,133
Weighted-average shares outstanding – diluted	119,112	114,901
Earnings per share:
Basic	$0.39	$0.41
Diluted	$0.38	$0.40

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 6.9 million and 19.9 million for the three months ended January 31, 2013 and 2012, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $13.9 million of the total $15.0 million of committed capital at January 31, 2013. The Company believes the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of January 31, 2013, the Company has $3.2 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19. Related Party Transactions

Sponsored funds

The Company is an investment advisor to, and has administrative agreements with, sponsored open-end and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Investment advisory and administrative fees	$192,192	$183,484
Distribution fees	20,073	20,477
Service fees	31,130	32,299
Shareholder services fees	540	597
Other revenue	135	-
Total	$244,070	$236,857

For the three months ended January 31, 2013 and 2012, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.8 million and $2.4 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the three months ended January 31, 2013 and 2012 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2013	2012
Proceeds from sales	$20,816	$7,202
Net realized gains	4,909	63

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2013 and 2012, expenses of $5.1 million and $4.4 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at January 31, 2013 and October 31, 2012 are receivables due from sponsored funds of $86.2 million and $84.4 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.7 million and $4.2 million at January 31, 2013 and October 31, 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may”, “will”, “could”, “anticipate”, “plan”, “continue”, “project”, “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section of this Form 10-Q and Item 1A in our latest annual report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are a market leader in a number of investment areas, including value equity, equity income, quality core and growth equity, systematic emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”) we offer a leading range of engineered portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlays and centralized portfolio management of multi-manger portfolios. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of January 31, 2013, we had $247.8 billion in assets under management.

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

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to goodwill and intangible assets, income taxes, investments and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.

Market Developments

The first quarter of fiscal 2013 was a period of favorable market action, as reflected by the 6.7 percent total return of the S&P 500 Index. Over the last twelve months, the S&P 500 Index has returned 16.8 percent.

The Company’s ending consolidated assets under management increased by $48.3 billion, or 24 percent, in the first quarter to $247.8 billion on January 31, 2013, reflecting the acquisition of The Clifton Group Investment Management Company (“Clifton”) on December 31, 2012, strong net inflows and favorable market action. Average assets under management increased sequentially by $19.6 billion, or 10 percent, to $216.2 billion in the first quarter, reflecting one month of Clifton ownership and the partial effects of the quarter’s net inflows and market appreciation.

The Clifton acquisition, as anticipated, had a significant impact on both our overall effective fee rate and our effective investment advisory and administrative fee rate in the quarter. Upon acquisition, the Clifton business had an overall effective fee rate of approximately 7 basis points. The acquisition drove our overall effective fee rate to 59 basis points in the first quarter of fiscal 2013 from 63 basis points in the first quarter of fiscal 2012. Our effective investment advisory and administrative fee rate similarly decreased to 49 basis points in the first quarter of fiscal 2013 from 51 basis points in the first quarter of last year.

Consolidated Assets under Management

Consolidated assets under management of $247.8 billion on January 31, 2013 increased 29 percent from the $191.7 billion reported on January 31, 2012. Long-term net inflows for the last twelve months reflect long-term fund net outflows of $0.4 billion, institutional separate account net inflows of $5.3 billion, high-net-worth separate account net inflows of $1.0 billion, and retail managed account net inflows of $0.7 billion. Clifton assets acquired contributed $34.8 billion, while net price appreciation in managed assets increased assets under management by $15.0 billion. A decrease in cash management assets reduced assets under management by $0.4 billion.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. In the first quarter of fiscal 2013, we added a new category, “Implementation Services,” to reflect the growing importance to our business of Parametric’s tax-managed core, centralized portfolio management and specialty index businesses and the former Clifton Group’s futures- and options-based overlay services.

Consolidated Assets under Management by Investment Mandate(1)(4)

	January 31,
(in millions)	2013	% of Total	2012	% of Total	% Change
Equity(2)	$86,518	35%	$84,957	44%	2%
Fixed income	49,679	20%	45,514	24%	9%
Floating-rate income	28,656	11%	24,376	13%	18%
Alternative	14,345	6%	10,462	6%	37%
Implementation services(3)	68,420	28%	25,864	13%	165%
Cash management	155	0%	533	0%	-71%
Total	$247,773	100%	$191,706	100%	29%

(1)	Consolidated Eaton Vance Corp. See table on page 39 for directly managed assets and flows of 49 percent-owned Hexavest Inc.

(2)	Balances include assets in balanced accounts holding income securities.

(3)	Balances include amounts reclassified from equity for the prior year period.

(4)	Assets under management for which we estimate fair value are not material to the total value of the assets we manage.

Equity and implementation services assets under management included $55.7 billion and $49.5 billion of assets managed for after-tax returns on January 31, 2013 and 2012, respectively. Fixed income assets included $29.6 billion and $27.2 billion of tax-exempt municipal bond assets on January 31, 2013 and 2012, respectively.

Net inflows totaled $5.4 billion in the first quarter of fiscal 2013 compared to net outflows of $1.1 billion in the first quarter of fiscal 2012. Long-term fund net inflows of $2.2 billion in the first quarter of fiscal 2013 reflect gross inflows of $9.1 billion, net of redemptions of $6.9 billion. Long-term fund net outflows of $1.2 billion in the first quarter of fiscal 2012 reflect gross inflows of $6.9 billion, net of redemptions of $8.1 billion.

Separate account net inflows totaled $3.2 billion in the first quarter of fiscal 2013 compared to net inflows of $0.1 billion in the first quarter of fiscal 2012. Institutional separate account net inflows totaled $3.0 billion in the first quarter of fiscal 2013 compared to net outflows of $0.4 billion in the first quarter of fiscal 2012, reflecting gross inflows of $6.8 billion and $1.8 billion in the first quarter of fiscal 2013 and 2012, respectively, net of withdrawals of $3.8 billion and $2.2 billion, respectively. High-net-worth account net inflows totaled $0.2 billion in the first quarter of fiscal 2013 compared to $0.5 billion in the first quarter of fiscal 2012, reflecting gross inflows of $1.4 billion and $1.0 billion in the first quarter of fiscal 2013 and 2012, respectively, net of withdrawals of $1.2 billion and $0.6 billion, respectively. Retail managed account gross inflows of $2.2 billion were offset by withdrawals of $2.2 billion in the first quarter of fiscal 2013, while retail managed account gross inflows of $1.7 billion were offset by withdrawals of $1.7 billion in the first quarter of fiscal 2012.

The following tables summarize our assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2013 and 2012:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2013	2012	Change
Equity assets - beginning of period(2)	$80,782	$84,281	-4%
Sales and other inflows	4,496	4,777	-6%
Redemptions/outflows	(4,959)	(6,476)	-23%
Net flows	(463)	(1,699)	-73%
Assets acquired(4)	1,572	-	NM (3)
Exchanges	(8)	(8)	0%
Market value change	4,635	2,383	95%
Equity assets - end of period	$86,518	$84,957	2%
Fixed income assets - beginning of period	49,003	43,708	12%
Sales and other inflows	3,377	2,627	29%
Redemptions/outflows	(3,375)	(2,453)	38%
Net flows	2	174	-99%
Assets acquired(4)	472	-	NM
Exchanges	(22)	40	NM
Market value change	224	1,592	-86%
Fixed income assets - end of period	$49,679	$45,514	9%
Floating-rate income assets - beginning of period	26,388	24,322	8%
Sales and other inflows	3,260	1,460	123%
Redemptions/outflows	(1,359)	(1,289)	5%
Net flows	1,901	171	NM
Exchanges	33	(8)	NM
Market value change	334	(109)	NM
Floating-rate income assets - end of period	$28,656	$24,376	18%
Alternative assets - beginning of period	12,864	10,650	21%
Sales and other inflows	1,809	1,105	64%
Redemptions/outflows	(1,055)	(1,202)	-12%
Net flows	754	(97)	NM
Assets acquired(4)	650	-	NM
Exchanges	(13)	(38)	-66%
Market value change	90	(53)	NM
Alternative assets - end of period	$14,345	$10,462	37%
Implementation services assets - beginning of period(5)	30,302	24,574	23%
Sales and other inflows	6,479	1,527	324%
Redemptions/outflows	(3,316)	(1,196)	177%
Net flows	3,163	331	856%
Assets acquired(4)	32,064	-	NM
Market value change	2,891	959	201%
Implementation services assets - end of period	$68,420	$25,864	165%
Long-term assets - beginning of period	199,339	187,535	6%
Sales and other inflows	19,421	11,496	69%
Redemptions/outflows	(14,064)	(12,616)	11%
Net flows	5,357	(1,120)	NM
Assets acquired(4)	34,758	-	NM
Exchanges	(10)	(14)	-29%
Market value change	8,174	4,772	71%
Total long-term assets - end of period	$247,618	$191,173	30%
Cash management fund assets - end of period	155	533	-71%
Total assets under management - end of period	$247,773	$191,706	29%

(1)	Consolidated Eaton Vance Corp. See table on page 39 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances include assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Balances represent Clifton assets acquired on December 31, 2012.
(5)	Balances include amounts reclassified from equity for the prior year period.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2013	2012	Change
Long-term fund assets - beginning of period	$113,249	$111,705	1%
Sales and other inflows	9,079	6,905	31%
Redemptions/outflows	(6,876)	(8,113)	-15%
Net flows	2,203	(1,208)	NM
Assets acquired(2)	638	-	NM
Exchanges	(19)	(14)	36%
Market value change	3,091	2,181	42%
Long-term fund assets - end of period	$119,162	$112,664	6%
Institutional separate account assets - beginning of period	43,338	38,003	14%
Sales and other inflows	6,785	1,824	272%
Redemptions/outflows	(3,821)	(2,215)	73%
Net flows	2,964	(391)	NM
Assets acquired(2)	34,120	-	NM
Exchanges	5	(29)	NM
Market value change	2,923	1,143	156%
Institutional separate account assets - end of period	$83,350	$38,726	115%
High-net-worth separate account assets - beginning of period	15,036	13,256	13%
Sales and other inflows	1,379	1,021	35%
Redemptions/outflows	(1,198)	(552)	117%
Net flows	181	469	-61%
Exchanges	(15)	(957)	-98%
Market value change	1,043	487	114%
High-net-worth separate account assets - end of period	$16,245	$13,255	23%
Retail managed account assets - beginning of period	27,716	24,571	13%
Sales and other inflows	2,178	1,746	25%
Redemptions/outflows	(2,169)	(1,736)	25%
Net flows	9	10	-10%
Exchanges	19	986	-98%
Market value change	1,117	961	16%
Retail managed account assets - end of period	$28,861	$26,528	9%
Total long-term assets - beginning of period	199,339	187,535	6%
Sales and other inflows	19,421	11,496	69%
Redemptions/outflows	(14,064)	(12,616)	11%
Net flows	5,357	(1,120)	NM
Assets acquired(2)	34,758	-	NM
Exchanges	(10)	(14)	-29%
Market value change	8,174	4,772	71%
Total long-term assets - end of period	$247,618	$191,173	30%
Cash management fund assets - end of period	155	533	-71%
Total assets under management - end of period	$247,773	$191,706	29%

(1)	Consolidated Eaton Vance Corp. See page 39 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances represent Clifton assets acquired on December 31, 2012.

The following table summarizes our assets under management by investment affiliate for the three months ended January 31, 2013 and 2012:

Consolidated Assets under Management by Investment Affiliate (1)

	Three Months Ended
	January 31,
(in millions)	2013	2012	% Change
Eaton Vance Management (2)	$134,554	$133,538	1%
Parametric	96,725	44,179	119%
Atlanta Capital	16,494	13,989	18%
Total	$247,773	$191,706	29%

(1)	Consolidated Eaton Vance Corp. See below for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of January 31, 2013, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $14.5 billion of client assets, an increase of 20 percent from the $12.1 billion of managed assets on October 31, 2012. Net inflows into Hexavest-managed funds and separate accounts were $1.9 billion in the first quarter of fiscal 2013. Other than Eaton Vance-sponsored funds for which Hexavest is advisor or sub-advisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals. The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended January 31, 2013
			Eaton Vance-Distributed
				Eaton Vance-
		Hexavest	Eaton Vance-	Distributed	Total
		Directly	Sponsored	Separate	Eaton Vance-
(in millions)	Total	Distributed(1)	Funds(2)	Accounts(3)	Distributed
Managed assets - beginning of period	$12,110	$12,073	$37	$-	$37
Sales and other inflows	2,162	920	94	1,148	1,242
Redemptions/outflows	(268)	(263)	(5)	-	(5)
Net flows	1,894	657	89	1,148	1,237
Market value change	540	494	9	37	46
Managed assets - end of period	$14,544	$13,224	$135	$1,185	$1,320

(1)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not management revenue, on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Assets under Management by Asset Class(1)

	January 31,
(in millions)	2013	% of Total	2012	% of Total	% Change
Open-end funds:
Class A	$31,058	13%	$32,295	17%	-4%
Class B	911	0%	1,220	1%	-25%
Class C	9,841	4%	9,695	5%	2%
Class I	33,601	14%	28,027	15%	20%
Class R	310	0%	351	0%	-12%
Other(2)	716	0%	579	0%	24%
Total open-end funds	76,437	31%	72,167	38%	6%
Private funds(3)	19,131	8%	17,895	9%	7%
Closed-end funds	23,749	9%	23,135	12%	3%
Total fund assets	119,317	48%	113,197	59%	5%
Institutional account assets	83,350	34%	38,726	20%	115%
High-net-worth account assets	16,245	6%	13,255	7%	23%
Retail managed account assets	28,861	12%	26,528	14%	9%
Total separate account assets	128,456	52%	78,509	41%	64%
Total	$247,773	100%	$191,706	100%	29%

(1)	Consolidated Eaton Vance Corp. See table on page 39 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”), and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 48 percent of total assets under management on January 31, 2013, down from 59 percent on January 31, 2012, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 52 percent of total assets under management on January 31, 2013 from 41 percent on January 31, 2012. Fund assets under management increased $5.9 billion, or 5 percent, from $113.4 billion on October 31, 2012, reflecting 8 percent organic growth and market appreciation of $3.1 billion. Separate account assets under management increased $42.4 billion, or 49 percent, from $86.1 billion on October 31, 2012, reflecting $34.8 billion of managed assets gained in the Clifton acquisition, 15 percent organic growth and market appreciation of $5.1 billion.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended
	January 31,		%
(in millions)	2013	2012	Change
Open-end funds:
Class A	$30,556	$32,562	-6%
Class B	932	1,239	-25%
Class C	9,716	9,595	1%
Class I	31,609	26,978	17%
Class R	307	359	-14%
Other(2)	684	596	15%
Total open-end funds	73,804	71,329	3%
Private funds(3)	18,361	17,532	5%
Closed-end funds	23,385	22,729	3%
Total fund assets	115,550	111,590	4%
Institutional account assets	56,969	37,555	52%
High-net-worth account assets	15,668	12,769	23%
Retail managed account assets	28,037	25,477	10%
Total separate account assets	100,674	75,801	33%
Total	$216,224	$187,391	15%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring (such as special dividends) or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with U.S. GAAP. However, our management and Board of Directors look at these adjusted numbers as a measure of underlying performance, since the excluded items generally do not reflect normal operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,		%
(in thousands, except per share data)	2013	2012	Change

Net income attributable to Eaton Vance Corp. shareholders	$49,805	$47,271	5%
Non-controlling interest value adjustments(1)	10,647	8,102	31%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$60,452	$55,373	9%

Earnings per diluted share	$0.38	$0.40	-5%
Non-controlling interest value adjustments	0.09	0.07	29%
Special dividend adjustment(2)	0.03	-	NM
Adjusted earnings per diluted share	$0.50	$0.47	6%

(1)	Please see page 49, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustment referenced above.
(2)	Reflects the impact of the special dividend on our earnings per diluted share calculation due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $49.8 million, or $0.38 per diluted share, in the first quarter of fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $47.3 million, or $0.40 per diluted share, in the first quarter of fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $60.5 million, or $0.50 per diluted share, in the first quarter of fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $55.4 million, or $0.47 per diluted share, in the first quarter of fiscal 2012. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $22.9 million, or 8 percent, primarily due to a 15 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 59 basis points in the first quarter of fiscal 2013 from 63 basis points in the first quarter of fiscal 2012 as a result of the Clifton acquisition.
•	An increase in expenses of $15.1 million, or 7 percent, reflecting increases in compensation, distribution, fund-related and other expenses, offset by lower service fees and reduced amortization of deferred sales commissions.
•	A $3.0 million decrease in gains and other investment income, reflecting a decrease in investment gains and investment income earned on our seed capital portfolio.
•	An $8.4 million decrease in non-operating income (expense) of the Company’s consolidated CLO entity which can be attributed to a decline in the performance of the consolidated CLO entity.

•	An increase in income taxes of $0.8 million, or 2 percent, reflecting an increase in the Company’s effective tax rate for the quarter, offset by the 4 percent decrease in income before taxes. The increase in the Company’s effective tax rate relates in part to the inclusion in income before taxes of consolidated CLO entity loss attributable to other beneficial interest holders and therefore not subject to tax recovery by the Company.
•	An increase in equity in net income of affiliates, net of tax, of $1.7 million, primarily reflecting our 49 percent equity interest in Hexavest.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $5.3 million, primarily reflecting a decrease in consolidated CLO entity net income attributed to other beneficial interest holders, offset by an increase in the estimated redemption value of non-controlling interests in our majority-owned subsidiary Parametric.

Weighted average diluted shares outstanding increased by 4.2 million shares, or 4 percent, in the first quarter of fiscal 2013 over the first quarter of fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from the 32 percent increase in the average share price over the prior year period.

Revenue

Our average overall effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 59 basis points in the first quarter of fiscal 2013 compared to 63 basis points in the first quarter of fiscal 2012. As noted above, the decrease in our average overall effective fee rate can be primarily attributed to the acquisition of Clifton, whose business operates at a significantly lower overall effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,		%
(in thousands)	2013	2012	Change

Investment advisory and administrative fees	$263,281	$239,452	10%
Distribution and underwriter fees	22,751	22,515	1%
Service fees	31,130	32,299	-4%
Other revenue	1,355	1,340	1%
Total revenue	$318,517	$295,606	8%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 83 percent of total revenue in the first quarter of fiscal 2013 compared to 81 percent in the first quarter of fiscal 2012.

The increase in investment advisory and administrative fees of 10 percent, or $23.8 million, in the first quarter of fiscal 2013 from the same period a year earlier can be primarily attributed to the 15 percent increase in average assets under management, offset by lower average effective fee rates due primarily to the shift in product mix resulting from the Clifton acquisition. Fund assets, which had an average effective fee rate of 67 basis points in the first quarter of fiscal 2013, decreased to 48 percent of total assets under management on January 31, 2013 from 59 percent of total assets under management on January 31, 2012, while separately managed account assets, which had an average effective fee rate of 28 basis points in the first quarter of fiscal 2013, increased to 52 percent of total assets under management on January 31, 2013 from 41 percent of total assets under management on January 31, 2012.

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

Distribution plan payments decreased 2 percent, or $0.4 million, to $20.1 million in the first quarter of fiscal 2013 from the same period a year earlier, reflecting decreases in average Class B, Class R and certain private fund distribution fees, offset by an increase in Class A and Class C distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private funds for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		%
(in thousands)	2013	2012	Change

Class A	$212	$160	33%
Class B	1,553	2,075	-25%
Class C	17,222	16,976	1%
Class R	191	223	-14%
Private funds	895	1,043	-14%
Total distribution plan payments	$20,073	$20,477	-2%

Underwriter fees and other distribution income increased to $2.7 million in the first quarter of fiscal 2013, an increase of 31 percent, or $0.6 million, over the same period a year earlier, primarily reflecting an increase of $0.2 million in underwriter fees received on sales of Class A shares and an increase of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue decreased 4 percent, or $1.2 million, to $31.1 million in the first quarter of fiscal 2013 from the same period a year earlier, primarily reflecting a 4 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees and sublease income, was substantially unchanged in the first quarter of fiscal 2013 over the same period a year ago.

Expenses

Operating expenses increased by 7 percent, or $15.1 million, in the first quarter of fiscal 2013 from the same period a year earlier, reflecting increases in compensation, distribution, fund-related and other expenses, offset by lower service fees and reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the three months ended January 31, 2013 and 2012:

	Three Months Ended
	January 31,		%
(in thousands)	2013	2012	Change
Compensation and related costs:
Cash compensation	$94,662	$80,286	18%
Stock-based compensation	14,167	16,397	-14%
Total compensation and related costs	108,829	96,683	13%
Distribution expense	33,889	32,328	5%
Service fee expense	28,264	28,673	-1%
Amortization of deferred sales commissions	4,783	5,820	-18%
Fund-related expenses	7,424	6,651	12%
Other expenses	34,648	32,631	6%
Total expenses	$217,837	$202,786	7%

Compensation and related costs

Compensation expense increased by $12.1 million in the first quarter of fiscal 2013 from the same quarter a year earlier, reflecting increases in sales-and operating income-based incentives, increases in base salaries and benefits and other compensation, offset by a decrease in stock-based compensation.

The following table shows our compensation and related costs for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		%
(in thousands)	2013	2012	Change
Base salaries and employee benefits	$46,495	$42,105	10%
Stock-based compensation	14,167	16,397	-14%
Operating income-based incentives	30,752	26,827	15%
Sales and revenue-based incentives	15,590	9,840	58%
Other compensation expense	1,825	1,514	21%
Total	$108,829	$96,683	13%

Base salaries and employee benefits increased by 10 percent, or $4.4 million, primarily reflecting the Clifton acquisition, an increase in base compensation associated with higher headcount and annual merit increases, and increases in employee benefits and payroll taxes. Operating-income based incentives increased by 15 percent, or $3.9 million, primarily reflecting the Clifton acquisition and an 8 percent increase in pre-bonus adjusted operating income. Sales and revenue-based incentives increased by 58 percent, or $5.7 million, primarily due to the increase in gross sales and other inflows and an increase in institutional separate account revenue. Other compensation expense increased by 21 percent, or $0.3 million, reflecting higher severance costs and sign-on bonuses. Stock-based compensation decreased by 14 percent, or $2.2 million, reflecting revised retirement terms of newly granted employee stock options.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end funds, marketing support payments to our distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the three months ended January 31, 2013 and 2012:

	Three Months Ended January 31,		%
(in thousands)	2013	2012	Change
Class A share commissions	$2,195	$1,332	65%
Class C share distribution fees	13,823	13,642	1%
Closed-end fund dealer compensation payments	4,330	4,175	4%
Intermediary marketing support payments	9,740	8,464	15%
Discretionary marketing expenses	3,801	4,715	-19%
Total	$33,889	$32,328	5%

Class A share commissions increased by 65 percent, or $0.9 million, reflecting an increase in certain Class A fund sales on which we pay a commission. Class C share distribution fees increased by 1 percent, or $0.2 million, reflecting an increase in Class C share assets held more than one year on which those fees are based. Closed-end fund dealer compensation payments increased 4 percent, or $0.2 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 15 percent, or $1.3 million, reflecting increases in average assets subject to those arrangements. Discretionary marketing expenses decreased by 19 percent, or $0.9 million, primarily reflecting a decrease in the use of outside marketing consultants.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense decreased by 1 percent, or $0.4 million, in the first quarter of fiscal 2013 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees as a result of the ongoing shift to low or no-service fee share classes.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 18 percent in the first quarter of fiscal 2013 from the same period a year earlier, primarily reflecting a decrease in average Class B share, Class C share and privately offered funds deferred sales commissions. In the first quarter of fiscal 2013, 24 percent of total amortization related to Class B shares, 69 percent to Class C shares and 7 percent to privately offered funds. In the first quarter of fiscal 2012, 24 percent of total amortization related to Class B shares, 62 percent to Class C shares and 14 percent to privately offered funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses. Fund-related expenses increased 12 percent, or $0.8 million, in the first quarter of fiscal 2013 over the same period a year earlier, reflecting increases in expenses borne by us on certain funds for which we are paid an all-in fee, offset by reduced subsidies of startup and other small funds provided to enhance their cost competitiveness.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, professional services, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

Other expenses increased by 6 percent, or $2.0 million, in the first quarter of fiscal 2013 from the same period a year earlier, primarily reflecting increases in information technology expense of $1.1 million, professional services expense of $0.8 million, other corporate expenses of $0.7 million and communications expense of $0.1 million, offset by a decrease in facilities-related expenses of $0.7 million. The increase in information technology expense can be attributed to increases in system maintenance and repairs, outside custody and other back office services and other information technology consulting expenses. The increase in professional services expense can be attributed to increases in external legal costs and various corporate consulting engagements associated with various corporate initiatives. The increase in other corporate expenses reflects an increase in charitable giving, other corporate taxes and the amortization of intangibles assets related to the Clifton acquisition, offset by a decrease in general corporate banking fees. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense.

Non-operating Income (Expense)

	Three Months Ended
	January 31,		%
(in thousands)	2013	2012	Change
Gains and other investment income, net	$5,207	$8,177	-36%
Interest expense	(8,570)	(8,413)	2%
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,793	10,280	-83%
Interest expense	(4,221)	(4,311)	-2%
Total non-operating (expense) income	$(5,791)	$5,733	NM

Gains and other investment income, net, decreased 36 percent in the first quarter of fiscal 2013 compared to the same period a year ago, primarily reflecting decreases in gains and other investment income earned by our consolidated funds.

Interest expense was substantially unchanged, reflecting constant levels of interest accrued on our fixed-rate senior notes.

Net loss of our consolidated CLO entity totaled $2.5 million in the first quarter of fiscal 2013, representing $2.4 million of other expense and $0.1 million of other operating expenses. $3.3 million of consolidated CLO entity net loss was included in net income (loss) attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interest in the net income (loss) of the entity. $0.8 million of consolidated CLO entity net gain was included in net income attributable to Eaton Vance Corp. shareholders, representing management fees earned and the Company’s proportionate interest in the net income (loss) of the entity.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.9 percent in the first quarter of fiscal 2013 compared to 35.7 percent in the first quarter of fiscal 2012. The increase in our overall effective tax rate in the first quarter of fiscal 2013 from the same period a year earlier relates in part to the consolidated CLO entity net loss allocated to other beneficial interest holders and therefore not subject to tax recovery by the Company. Excluding the effect of the consolidated CLO entity net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 36.7 percent and 37.5 percent in the first quarter of fiscal 2013 and 2012, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the first quarter of fiscal 2013 primarily reflects our 49 percent equity interest in Hexavest, our 7 percent equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage, notably Eaton Vance Municipal Opportunities Fund, Eaton Vance Real Estate Fund, Eaton Vance Tax-Advantaged Bond Strategies Long-Term Fund and Eaton Vance Richard Bernstein All Asset Strategy Fund. Equity in net income of affiliates, net of tax, increased by

$1.7 million in the first quarter of fiscal 2013 over the same period a year earlier, primarily due to the inclusion of our 49 percent equity interest in Hexavest, offset by a decrease in the net income of the private equity partnership.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $5.3 million in the first quarter of fiscal 2013 from the same period a year earlier, reflecting a $2.5 million increase in non-controlling interest value adjustments related to our majority owned subsidiaries primarily related to Parametric and a $0.5 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries, offset by an $8.3 million decrease in net income (loss) attributable to other beneficial interest holders in the Company’s consolidated CLO entity. Non-controlling interest value adjustments of $10.6 million and $8.1 million in the first quarter of fiscal 2013 and 2012, respectively, primarily reflect the growth of Parametric over the twelve-month periods ended December 31, 2012 and 2011, respectively.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric, Parametric Risk Advisors LLC (“Parametric Risk Advisors”) and Atlanta Capital Management Company LLC (“Atlanta Capital”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity, capital resources and uses of cash on January 31, 2013 and October 31, 2012 and for the three months ended January 31, 2013 and 2012.

Balance Sheet and Cash Flow Data

	January 31,	October 31,
(in thousands)	2013	2012

Balance sheet data:
Assets:
Cash and cash equivalents	$218,283	$462,076
Investment advisory fees and other receivables	148,648	133,589
Total liquid assets	$366,931	$595,665

Investments	$482,329	$486,933

Liabilities:
Debt	$500,000	$500,000

	Three Months Ended
	January 31,
(in thousands)	2013	2012

Cash flow data:
Operating cash flows	$(72,206)	$(8,215)
Investing cash flows	12,132	4,221
Financing cash flows	(183,575)	(31,511)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 27 percent and 39 percent of total assets attributable to Eaton Vance Corp. shareholders on January 31, 2013 and October 31, 2012, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $228.7 million decrease in liquid assets in the first three months of fiscal 2013 primarily reflects net cash used for operating activities of $72.2 million, the payment of $167.0 million of regular and special dividends to shareholders, the repurchase of $13.3 million of Non-Voting Common Stock, net cash paid for acquisitions of $81.3 million, and the payment of $43.5 million to acquire additional interests in Parametric, offset by net proceeds from the sale of available-for-sale securities of $43.8 million, net inflows into consolidated funds from non-controlling interest holders of $8.9 million, proceeds from the issuance of Non-Voting Common Stock of $59.7 million and $12.0 million reflecting the impact of our consolidated CLO entity’s investing and financing activities.

On January 31, 2013, our debt consisted of $500 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due in 2017. We also maintain a $300 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2013 or at any point during the fiscal quarter. We were in compliance with all of the covenants as of January 31, 2013.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be to invest in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of our business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we determine we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Recoverability of our Investments

Our $482.3 million of investments as of January 31, 2013 consisted of our 49 percent equity interest in Hexavest and positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. Investments in Eaton Vance-managed funds are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, excluding our equity method investments but including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at January 31, 2013.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2013 that would indicate that an impairment loss exists at January 31, 2013.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2013 that would indicate that an impairment loss exists at January 31, 2013.

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

Cash used for operating activities totaled $72.2 million in the first three months of fiscal 2013, an increase of $64.0 million from $8.2 million of cash used for operating activities in the first three months of fiscal 2012. The increase in net cash used for operating activities year-over-year primarily reflects a net decrease of $47.7 million related to timing differences in the cash settlement of other assets and liabilities and a decrease of $6.4 million related to the operating activities of our consolidated CLO entity.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate and equity method investments.

Cash provided by investing activities totaled $12.1 million in the first three months of fiscal 2013 compared to $4.2 million in the first three months of fiscal 2012. The increase in cash provided by investing activities year-over-year can be primarily attributed to an increase of $35.3 million in net proceeds from the sale of available for sale securities, a $53.4 million increase in net proceeds from the sale and maturities of investments within our consolidated CLO entity, offset by our acquisition of Clifton for $67.2 million and a contingent payment of $14.1 million to the sellers of TABS under the terms of the 2008 acquisition agreement.

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

Cash used for financing activities totaled $183.6 million in the first three months of fiscal 2013 compared to $31.5 million in the first three months of fiscal 2012. In the first quarter of fiscal 2013 we paid $43.5 million to acquire additional interests in our majority-owned subsidiary, Parametric and we repurchased and retired a total of 0.5 million shares of our Non-Voting Common Stock for $13.3 million under our authorized repurchase programs and issued 4.6 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $59.7 million. We have authorization to purchase an additional 3.5 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $1.20 in the first three months of fiscal 2013, including a special one-time dividend of $1.00 per share declared and paid in December 2012, compared to $0.19 per share in the first three months of fiscal 2012. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

Contractual Obligations

The following table details our future contractual obligations as of January 31, 2013:

	Payments due by period
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$391	$21	$41	$38	$291
Senior notes	500	-	-	500	-
Interest payments on senior notes	163	33	65	65	-
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	10	-	10	-	-
Total	$1,065	$54	$117	$603	$291

Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$433	$-	$-	$-	$433
Interest payments on senior notes	17	3	5	6	3
Total contractual obligations of consolidated CLO	$450	$3	$5	$6	$436

(1)	Minimum payments have not been reduced by minimum sublease rentals of $3.0 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.9 million of the $15.0 million commitment as of January 31, 2013. The remaining commitment is included in the table above.

Interests held by non-controlling interest holders of Parametric Risk Advisors and Atlanta Capital are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each subsidiary, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of the acquired entities remaining employed by the Company. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2013. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $89.9 million on January 31, 2013 compared to $98.8 million on October 31, 2012.

Redeemable non-controlling interests as of January 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $23.7 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $0.6 million, $8.7 million and $32.1 million, respectively, non-controlling interests in Parametric redeemable at fair value and issued in conjunction with the Clifton acquisition of $13.9 million and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $6.0 million and $4.9 million, respectively. Redeemable non-controlling interests as of October 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $20.1 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $33.7 million, $8.7 million and $32.1 million, respectively, and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $2.0 million and $2.2 million, respectively.

Related to its acquisition of the TABS business in December 2008, the Company is obligated to make three further annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. The Company made a contingent payment of $14.1 million with respect to the twelve months ended December 31, 2012 in the first quarter of fiscal 2013.

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 4.9 percent at January 31, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on January 31, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests held by the Company increased to 98.1 percent and 93.3 percent, respectively, on January 31, 2013, reflecting the transactions described above.

Profit interests held by non-controlling interest holders in Atlanta Capital, which include direct profit interests as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 19.7 percent on January 31, 2013 from 18.1 percent on October 31, 2012, reflecting an additional 1.6 percent profit interest granted on November 1, 2012 under the long-term equity plan.

The Company will be obligated to make additional payments in respect of the acquired interest in Hexavest in fiscal 2013 and 2014 if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing, respectively. We have the option to acquire an additional 26 percent interest in Hexavest in 2017. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of these payments cannot be predicted with certainty, we anticipate they may be a significant use of cash in future years.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of January 31, 2013 to be indefinitely re-invested. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2013 the Company had approximately $4.4 million of undistributed earnings in our Canadian subsidiary that is not available to fund domestic operations or to distribute to shareholders unless repatriated. The Company would need to accrue and pay U.S. corporate income taxes if such funds were repatriated. The Company’s current plans do not demonstrate a need to repatriate these funds.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2012.

Accounting Developments

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

On February 5, 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of AOCI by component into net income. The Company will implement the new disclosure requirements in the second quarter of fiscal 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2012.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2013:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2012 through November 30, 2012	408,684	$28.95	408,684	3,535,739
December 1, 2012 through December 31, 2012	38,863	$32.04	38,863	3,496,876
January 1, 2013 through January 31, 2013	5,921	$34.80	5,921	3,490,955
Total	453,468	$29.29	453,468	3,490,955

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 8, 2013	/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

