Form 10-Q
period 2013-04-30
EATON VANCE CORP
filed 2013-06-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended April 30, 2013

or

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

Shares outstanding as of April 30, 2013:

Voting Common Stock – 399,240 shares

Non-Voting Common Stock – 121,009,816 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2013 and for the

Three and Six Month Periods Ended April 30, 2013

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2013	2012

Assets

Cash and cash equivalents	$320,135	$462,076
Investment advisory fees and other receivables	153,135	133,589
Investments	542,058	486,933
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	61,244	36,758
Bank loans and other investments	319,321	430,583
Other assets	5,538	1,107
Deferred sales commissions	19,261	19,336
Deferred income taxes	54,637	51,234
Equipment and leasehold improvements, net	51,657	54,889
Intangible assets, net	79,251	59,228
Goodwill	228,876	154,636
Other assets	52,166	89,122
Total assets	$1,887,279	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2013	2012

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$86,993	$145,338
Accounts payable and accrued expenses	60,428	59,397
Dividend payable	24,287	23,250
Debt	500,000	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	368,127	446,605
Other liabilities	489	766
Other liabilities	72,905	91,785
Total liabilities	1,113,229	1,267,141

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	121,252	98,765

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 413,167 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 121,009,816 and 115,878,384 shares, respectively	473	453
Additional paid-in capital	129,282	26,730
Notes receivable from stock option exercises	(7,278)	(4,155)
Accumulated other comprehensive income	1,251	3,923
Appropriated retained earnings	15,466	18,699
Retained earnings	512,038	566,420
Total Eaton Vance Corp. shareholders' equity	651,234	612,072
Non-redeemable non-controlling interests	1,564	1,513
Total permanent equity	652,798	613,585
Total liabilities, temporary equity and permanent equity	$1,887,279	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Investment advisory and administrative fees	$276,921	$248,888	$540,202	$488,340
Distribution and underwriter fees	22,165	22,551	44,916	45,066
Service fees	31,132	32,065	62,262	64,364
Other revenue	1,474	1,266	2,829	2,606
Total revenue	331,692	304,770	650,209	600,376
Expenses:
Compensation and related costs	110,012	97,566	218,841	194,249
Distribution expense	35,304	32,960	69,193	65,288
Service fee expense	29,211	28,088	57,475	56,761
Amortization of deferred sales commissions	4,752	5,533	9,535	11,353
Fund-related expenses	8,074	6,590	15,498	13,241
Other expenses	36,269	35,222	70,917	67,853
Total expenses	223,622	205,959	441,459	408,745
Operating income	108,070	98,811	208,750	191,631
Non-operating income (expense):
Gains and other investment income, net	5,043	2,796	10,250	10,973
Interest expense	(8,572)	(8,412)	(17,142)	(16,825)
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	4,384	8,895	6,177	19,175
Interest expense	(3,051)	(4,134)	(7,272)	(8,445)
Total non-operating (expense) income	(2,196)	(855)	(7,987)	4,878
Income before income taxes and equity in net income (loss) of affiliates	105,874	97,956	200,763	196,509
Income taxes	(38,194)	(35,164)	(74,133)	(70,351)
Equity in net income (loss) of affiliates, net of tax	3,440	(22)	6,617	1,482
Net income	71,120	62,770	133,247	127,640
Net income attributable to non-controlling and other beneficial interests	(7,439)	(9,900)	(19,761)	(27,499)
Net income attributable to Eaton Vance Corp. shareholders	$63,681	$52,870	$113,486	$100,141
Earnings per share:
Basic	$0.53	$0.46	$0.93	$0.87
Diluted	$0.50	$0.44	$0.89	$0.84
Weighted average shares outstanding:
Basic	117,102	112,418	115,900	112,541
Diluted	123,330	115,881	121,235	115,324
Dividends declared per share	$0.20	$0.19	$1.40	$0.38

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Six Months
	Ended		Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012

Net income	$71,120	$62,770	$133,247	$127,640

Other comprehensive income (loss):
Amortization of loss on derivatives, net of income taxes of $39, $40, $79 and $79, respectively	72	72	144	144
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes of $(373), $(587), $1,103 and $(1,027), respectively	607	949	(1,796)	1,682
Foreign currency translation adjustments, net of income taxes of $627, $(66), $626 and $19, respectively	(1,024)	73	(1,020)	(69)

Other comprehensive (loss) income, net of tax	(345)	1,094	(2,672)	1,757
Total comprehensive income	70,775	63,864	130,575	129,397
Comprehensive income attributable to non-controlling and other beneficial interests	(7,439)	(9,900)	(19,761)	(27,499)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$63,336	$53,964	$110,814	$101,898

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(3,233)	113,486	2,536	112,789	20,458
Other comprehensive loss	-	-	-	-	(2,672)	-	-	-	(2,672)	-
Dividends declared	-	-	-	-	-	-	(167,868)	-	(167,868)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	16	88,190	(4,734)	-	-	-	-	83,472	-
Under employee stock purchase plan	-	1	1,761	-	-	-	-	-	1,762	-
Under employee incentive plan	-	-	1,296	-	-	-	-	-	1,296	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	26,884	-	-	-	-	-	26,884	-
Tax benefit of stock option exercises	-	-	13,118	-	-	-	-	-	13,118	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(3)	(22,720)	-	-	-	-	-	(22,723)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,611	-	-	-	-	1,611	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,261)	(2,261)	39,450
Deconsolidation	-	-	-	-	-	-	-	-	-	(13,969)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(43,507)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(5,904)	-	-	-	-	-	(5,904)	5,904
Balance, April 30, 2013	$2	$473	$129,282	$(7,278)	$1,251	$15,466	$512,038	$1,564	$652,798	$121,252

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained (Deficit) Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	8,861	100,141	1,776	110,778	16,862
Other comprehensive income	-	-	-	-	1,757	-	-	-	1,757	-
Dividends declared	-	-	-	-	-	-	(43,991)	-	(43,991)	-
Issuance of Voting Common Stock	-	-	56	-	-	-	-	-	56	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	2	8,458	(211)	-	-	-	-	8,249	-
Under employee stock purchase plan	-	1	1,823	-	-	-	-	-	1,824	-
Under employee incentive plan	-	-	1,609	-	-	-	-	-	1,609	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	29,320	-	-	-	-	-	29,320	-
Tax benefit of stock option exercises	-	-	1,162	-	-	-	-	-	1,162	-
Repurchase of Non-Voting Common Stock	-	(8)	(39,556)	-	-	-	(12,105)	-	(51,669)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	481	-	-	-	-	481	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,436)	(1,436)	20,102
Deconsolidation	-	-	-	-	-	-	-	-	-	(6,276)
Reclass to temporary equity	-	-	-	-	-	-	-	(132)	(132)	132
Other changes in non-controlling interests	-	-	(2,872)	-	-	-	-	-	(2,872)	2,872
Balance, April 30, 2012	$2	$450	$-	$(4,171)	$3,097	$4,994	$510,976	$1,097	$516,445	$134,516

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$133,247	$127,640
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	11,610	12,597
Amortization of deferred sales commissions	9,591	11,372
Stock-based compensation	26,884	29,320
Deferred income taxes	(1,755)	(5,176)
Net gains on investments and derivatives	(6,226)	(7,680)
Equity in net income of affiliates, net of amortization	(8,127)	(2,383)
Dividends received from affiliates	10,163	10,534
Consolidated CLO entity operating activities:
Net losses (gains) on bank loans, other investments and note obligations	2,739	(7,963)
Amortization of investments	(403)	(532)
Net (decrease) increase in other assets and liabilities, including cash	(29,244)	7,012
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(13,692)	1,665
Investments in trading securities	(127,402)	(58,759)
Deferred sales commissions	(9,516)	(5,494)
Other assets	32,715	(31,142)
Accrued compensation	(60,286)	(61,329)
Accounts payable and accrued expenses	(3,443)	1,949
Other liabilities	(18,947)	26,727
Net cash (used for) provided by operating activities	(52,092)	48,358

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(2,158)	(2,479)
Net cash paid in acquisition	(86,429)	(12,335)
Cash paid for intangible assets	(300)	(200)
Proceeds from sales of investments	63,184	47,407
Purchase of investments	(662)	(6,274)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	199,601	89,308
Purchase of bank loans and other investments	(85,412)	(96,525)
Net cash provided by investing activities	87,824	18,902

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2013	2012

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(43,507)	-
Proceeds from issuance of subsidiary equity	1,092	-
Proceeds from issuance of Voting Common Stock	-	56
Proceeds from issuance of Non-Voting Common Stock	86,536	11,687
Repurchase of Voting Common Stock	(73)	-
Repurchase of Non-Voting Common Stock	(22,723)	(51,669)
Principal repayments on notes receivable from stock option exercises	1,611	481
Excess tax benefit of stock option exercises	13,118	1,162
Dividends paid	(166,980)	(43,982)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	37,189	18,666
Consolidated CLO entity financing activities:
Principal repayments of senior notes	(83,742)	-
Net cash used for financing activities	(177,479)	(63,599)
Effect of currency rate changes on cash and cash equivalents	(194)	94
Net (decrease) increase in cash and cash equivalents	(141,941)	3,755
Cash and cash equivalents, beginning of period	462,076	510,913
Cash and cash equivalents, end of period	$320,135	$514,668
Supplemental Cash Flow Information:
Cash paid for interest	$16,478	$16,320
Cash paid for interest by consolidated CLO entity	7,920	8,715
Cash paid for income taxes, net of refunds	61,016	86,090
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$-	$180
Exercise of stock options through issuance of notes receivable	4,734	211
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(14,461)	$(6,639)
Decrease in non-controlling interests	(13,969)	(6,276)

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

2. Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. The Company consolidates any voting interest entity in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) (including the collateralized loan obligation (“CLO”) entity referred to in Note 9) for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated affiliates in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

From time to time, the Company may maintain a controlling interest in an Eaton Vance open-end registered investment company (a “sponsored fund”). Upon consolidation, the Company retains the specialized accounting treatment of the sponsored fund. Under the specialized accounting guidance for investment companies, underlying investments held by consolidated sponsored funds are carried at fair value, with corresponding changes in fair value reflected in gains and other investment income, net, in the Company’s Consolidated Statements of Income.

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed component (or “series”) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. Series trusts themselves have no equity investment at risk, but decisions regarding the trustees of the trust and certain key activities of each sponsored fund within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund is a silo of a VIE that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation defaults to an analysis of economic interest. The Company typically holds the majority of the shares of a sponsored fund corresponding to a majority economic interest during the seed investment stage when the fund’s investment track record is being established or when the fund is in the early stages of soliciting third-party investors. The Company consolidates the fund as primary beneficiary during this period. While the sponsored fund is consolidated, fee revenue is recorded, but is eliminated in consolidation.

The Company regularly seeds new sponsored funds and therefore may consolidate a variety of sponsored funds during a given reporting period. Due to the similarity of risks related to the Company’s involvement with each sponsored fund, disclosures required under the VIE model are aggregated, such as those disclosures regarding the carrying amount and classification of assets of the sponsored funds, and the gains and losses that the Company recognizes from the sponsored funds.

When the Company is no longer deemed to control a sponsored fund, typically when either the Company redeems its shares or shares held by third parties exceed the number of shares held by the Company, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from balance sheet accounts and classifies the Company’s remaining investment as either an equity method investment or an available-for-sale investment as applicable. Because consolidated sponsored funds utilize fair-value measurements, there is no incremental gain or loss recognized upon deconsolidation.

The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is the amount of the Company’s investment in the sponsored fund. The Company is not obligated to provide financial support to sponsored funds, and the assets of sponsored funds can only be used to settle obligations of the sponsored funds. Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

3. New Accounting Standards Not Yet Adopted

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company is evaluating the impact of this change and will adopt the new guidance on November 1, 2014.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of AOCI by component into net income. The Company will implement the new disclosure requirements in the first quarter of fiscal 2014.

4. Consolidated Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as investment securities, trading, at April 30, 2013 and October 31, 2012. Net investment income related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that are included on the Company’s Consolidated Balance Sheets at April 30, 2013 and October 31, 2012 as well as the Company’s net interest in these funds:

(in thousands)	April 30, 2013	October 31, 2012
Investments	$243,657	$157,405
Other assets	7,329	5,594
Other liabilities	(18,328)	(16,928)
Redeemable non-controlling interests	(55,114)	(20,072)
Net interest in consolidated sponsored funds(1)	$177,544	$125,999

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

During the six months ended April 30, 2013 and 2012, the Company deconsolidated a total of three sponsored funds in each period.

5. Investments

The following is a summary of investments at April 30, 2013 and October 31, 2012:

(in thousands)	April 30, 2013	October 31, 2012
Investment securities, trading:
Consolidated sponsored funds	$243,657	$157,405
Separately managed accounts	41,364	32,848
Total investment securities, trading	285,021	190,253
Investment securities, available-for-sale	19,770	31,148
Investment in non-consolidated CLO entity	314	350
Investments in equity method investees	229,422	257,652
Investments, other	7,531	7,530
Total investments(1)	$542,058	$486,933

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation but rather an individual portfolio of securities in the Company’s name managed to establish an investment track record. As a result, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading investments for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at April 30, 2013 and October 31, 2012:

(in thousands)	April 30, 2013	October 31, 2012
Debt securities	$98,225	$70,805
Equity securities	186,796	119,448
Total investment securities, trading	$285,021	$190,253

The Company seeds new investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. New investment strategies may be seeded as either sponsored funds or separately managed accounts. During the six months ended April 30, 2013, the Company seeded investments in 9 sponsored funds and 14 separately managed accounts; during the six months ended April 30, 2012, the Company seeded investments in 13 sponsored funds and 3 separately managed accounts.

The Company recognized trading gains related to trading securities still held at the reporting date of $6.4 million and $1.0 million for the three months ended April 30, 2013 and 2012, respectively, and $15.9 million and $6.8 million for the six months ended April 30, 2013 and 2012, respectively.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist exclusively of seed investments in certain sponsored funds, privately offered equity funds and closed-end funds, where the company has less than a 20 percent interest in the fund. The following is a summary of the gross unrealized gains and (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at April 30, 2013 and October 31, 2012:

April 30, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$13,851	$5,931	$(12)	$19,770

October 31, 2012		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$22,331	$8,835	$(18)	$31,148

Net unrealized holding gains (losses) on investment securities, available-for-sale, included in other comprehensive (loss) income were $1.0 million and $1.5 million for the three months ended April 30, 2013 and 2012, respectively, and $(2.9) million and $2.7 million for the six months ended April 30, 2013 and 2012, respectively.

The Company reviewed gross unrealized losses of $12,000 as of April 30, 2013 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $0.9 million at April 30, 2013. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Gains	$342	$162	$5,251	$247
Losses	-	(101)	-	(123)
Net realized gains	$342	$61	$5,251	$124
14

Investments in equity method investees

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor that provides discretionary management of equity and tactical asset allocations using a predominantly top-down investment style. The Company accounted for the purchase using the equity method. As of April 30, 2013, the investment in Hexavest was comprised of $4.5 million of equity in the net assets of Hexavest, intangible assets of $41.2 million, goodwill of $145.7 million and a deferred tax liability of $11.1 million, for a total carrying value of $180.3 million. As of October 31, 2012, the investment in Hexavest was comprised of $3.4 million of equity in the net assets of Hexavest, intangible assets of $42.7 million, goodwill of $146.6 million and a deferred tax liability of $11.5 million, for a total carrying value of $181.2 million. The Company will be obligated to make two additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. These payments, if made, will be considered goodwill and will be recorded as additions to the carrying amount of the equity method investment. The Company’s interest in finite-lived intangible assets acquired in the transaction is being amortized over an estimated useful life of seventeen years.

In connection with the transaction, the Company also acquired an option, executable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at April 30, 2013 and October 31, 2012.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $5.3 million and $9.8 million at April 30, 2013 and October 31, 2012, respectively.

The Company had equity-method investments in the following sponsored funds as of April 30, 2013 and October 31, 2012:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	April 30,	October 31,	April 30,	October 31,
(dollar amounts in thousands)	2013	2012	2013	2012

Eaton Vance Real Estate Fund	39%	48%	$14,365	$16,494
Eaton Vance Municipal Opportunities Fund	31%	-	11,240	-
Eaton Vance Focused Value Opportunities Fund	41%	-	6,190	-
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	23%	31%	6,113	10,346
Eaton Vance Focused Growth Opportunities Fund	41%	-	5,922	-
Eaton Vance Richard Bernstein All Asset Strategy Fund	-	44%	-	23,341
AGF Floating Rate Income Fund	-	21%	-	15,334
Eaton Vance Parametric Structured Currency Fund	-	33%	-	1,043
Total			$43,830	$66,558

(1)	The carrying value of equity method investments in Eaton Vance-managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2013 and 2012, respectively.

During the six months ended April 30, 2013 and 2012, the Company received dividends of $10.2 million and $10.5 million, respectively, from its investments in equity method investees.

6. Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2013 and October 31, 2012:

April 30, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$10,222	$126,947	$-	$-	$137,169
Investments:
Investment securities, trading – debt	37,846	60,379	-	-	98,225
Investment securities, trading – equity	124,808	61,988	-	-	186,796
Investment securities, available-for-sale	14,686	5,084	-	-	19,770
Investment in non-consolidated CLO entity(1)	-	-	-	314	314
Investments in equity method investees(2)	-	-	-	229,422	229,422
Investments, other(3)	-	61	-	7,470	7,531
Derivative instruments	-	1,174	-	-	1,174
Assets of consolidated CLO entity:
Cash equivalents	59,485	-	-	-	59,485
Bank loans and other investments	-	316,502	2,819	-	319,321
Total financial assets	$247,047	$572,135	$2,819	$237,206	$1,059,207

Financial liabilities:
Derivative instruments	$-	$6,453	$-	$-	$6,453
Securities sold, not yet purchased	-	1,603	-	-	1,603
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,667	365,460	-	368,127
Total financial liabilities	$-	$10,723	$365,460	$-	$376,183

October 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$16,390	$139,469	$-	$-	$155,859
Investments:
Investment securities, trading – debt	4,512	66,293	-	-	70,805
Investment securities, trading – equity	87,991	31,457	-	-	119,448
Investment securities, available-for-sale	26,736	4,412	-	-	31,148
Investment in non-consolidated CLO entity(1)	-	-	-	350	350
Investments in equity method investees(2)	-	-	-	257,652	257,652
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	2,229	-	-	2,229
Assets of consolidated CLO entity:
Cash equivalents	34,561	-	-	-	34,561
Bank loans and other investments	98	428,282	2,203	-	430,583
Total financial assets	$170,288	$672,202	$2,203	$265,472	$1,110,165

Financial liabilities:
Derivative instruments	$-	$788	$-	$-	$788
Securities sold, not yet purchased	-	26,142	-	-	26,142
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,659	443,946	-	446,605
Total financial liabilities	$-	$29,589	$443,946	$-	$473,535

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis using Level 3 inputs. The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which time the investment is written down to fair value. There was no re-measurement of this asset during the six month period ended April 30, 2013 or the twelve month period ended October 31, 2012.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other include investments carried at cost that are not measured at fair value in accordance with GAAP.

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

Investment securities, trading – equity

Investment securities, trading – equity, consist of foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. When valuing foreign equity securities that meet certain criteria as established by our fair value pricing service, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. The service utilizes a multi-factor model that considers such information as an issue’s local closing price and post-closing fluctuations in relevant general market and sector indices, currencies, depositary receipts and futures, as applicable. The size of the adjustment is determined by the observed changes in these factors since the close of the applicable foreign market. The pricing service uses a multiple regression methodology and back testing to validate the quality and correlations of their evaluations. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, investment securities, trading – equity are generally classified as Level 1 or 2 within the valuation hierarchy.

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

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2013	2012	2013	2012
Transfers from Level 1 into Level 2(1)	$120	$-	$120	$7,204
Transfers from Level 2 into Level 1(2)	137	2,620	1,743	-

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.

(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended		Three Months Ended
	April 30, 2013		April 30, 2012
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$2,658	$408,924	$4,728	$480,345
Net gains (losses) on investments and note obligations included in net income(1)	57	1,671	(9)	5,301
Principal paydown	-	(45,135)	-	-
Transfers into Level 3(2)	104	-	15	-
Transfers out of Level 3(3)	-	-	(2,584)	(2,584)
Ending balance	$2,819	$365,460	$2,150	$483,062
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$57	$1,671	$(9)	$5,301

	Six Months Ended		Six Months Ended
	April 30, 2013		April 30, 2012
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$2,203	$443,946	$5,910	$477,699
Net gains (losses) on investments and note obligations included in net income(1)	21	5,256	(49)	7,947
Principal paydown	-	(83,742)	-	-
Transfers into Level 3(2)	595	-	15	-
Transfers out of Level 3(3)	-	-	(3,726)	(2,584)
Ending balance	$2,819	$365,460	$2,150	$483,062
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$21	$5,256	$(49)	$7,947

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of a second lien term loan. Fair value was determined utilizing a discounted cash flow analysis.
(3)	Transfers out of Level 3 into Level 2 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at April 30, 2013 and October 31, 2012:

April 30, 2013		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$365,460	Income approach	Discount rate	105-450 bps

October 31, 2012		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

			Prepayment rate	30 percent
			Recovery rate	70 percent
			Default rate	200 bps
Senior and subordinated note obligations	$443,946	Income approach	Discount rate	135-700 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. Prepayment rate is the rate at which the underlying collateral is expected to repay principal. Recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes.

Valuation process

The Company elected the fair value option for both the collateral assets held and senior and subordinated notes issued by its consolidated CLO entity upon consolidation to mitigate any accounting inconsistencies between the carrying value of the assets held to provide cash flows for the note obligations and the carrying value of those note obligations.

Senior and subordinated note obligations of the Company’s consolidated CLO entity are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s projected default rate, prepayment rate, recovery rate and discount rate, as well as observable assumptions about market yields, collateral reimbursement assumptions, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method. The bank loan team reports directly to the Chief Income Investment Officer.

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

7. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the six months ended April 30, 2013 and 2012, the Company reclassified into interest expense $0.2 million of the loss on the Treasury lock transaction in connection with the Company’s issuance of ten-year senior notes in October 2007. At April 30, 2013, the remaining unamortized loss on this transaction was $2.0 million. During the next twelve months, the Company expects to reclassify approximately $0.4 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk exposure and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes.

At April 30, 2013, the Company had 53 foreign exchange contracts outstanding with three counterparties with an aggregate notional value of $54.5 million; 2,264 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $155.7 million; and 200 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $11.1 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of April 30, 2013 and October 31, 2012:

April 30, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$141	Other liabilities	$915
Stock index futures contracts	Other assets	424	Other liabilities	5,361
Commodity futures contracts	Other assets	609	Other liabilities	177
Total		$1,174		$6,453

October 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$226	Other liabilities	$300
Stock index futures contracts	Other assets	1,505	Other liabilities	367
Commodity futures contracts	Other assets	498	Other liabilities	121
Total		$2,229		$788

The following is a summary of the net gains (losses) recognized in income for the three and six months ended April 30, 2013 and 2012:

	Income Statement	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	Location	2013	2012	2013	2012
Foreign exchange contracts	Gains and other investment income, net	$848	$195	$1,194	$428

Stock index futures contracts	Gains and other investment income, net	(8,881)	(5,756)	(18,911)	(9,901)

Commodity futures contracts	Gains and other investment income, net	1,043	519	694	1,013
Total		$(6,990)	$(5,042)	$(17,023)	$(8,460)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2013 and October 31, 2012:

	April 30, 2013			October 31, 2012
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$7,470	$7,470	3	$7,470	$7,470	3
Other assets	$8,254	$8,254	3	$8,307	$8,307	3
Debt	$500,000	$602,672	2	$500,000	$604,316	2

Included in investments, other, is a $6.6 million non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital Management LLC (“Atlanta Capital”). The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $6.6 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The carrying value of this investment approximates fair value. The fair value of the investment is determined using a cash flow model which projects future cash flows based upon contractual obligations. Once the undiscounted cash flows have been determined, the Company applies an appropriate discount rate. The inputs to the model are considered Level 3.

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

The fair value of the Company’s debt has been determined using publicly available market prices, which are considered Level 2 inputs.

9. VIEs

In the normal course of business, the Company maintains investments in sponsored CLO entities, sponsored funds and privately offered equity funds that are considered VIEs. These variable interests generally represent seed investments made by the Company, as collateral manager or investment advisor, to launch or market these vehicles. The Company receives management fees for the services it provides as collateral manager or investment advisor to these entities. These fees may also be considered variable interests.

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

Investments in VIEs that are consolidated

Sponsored funds

From time to time the Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds, and these waivers are disclosed in Note 19.

Consolidated CLO entity

The Company is the primary beneficiary of one CLO entity where it has, by design and in its role as collateral manager, the power to direct the activities that most significantly impact the economic performance of the entity. In developing its conclusion that it is the primary beneficiary of this entity, the Company determined that it has variable interests in the entity by virtue of both its residual interest in, and collateral management fees it receives from, the entity and that these variable interests may represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. Quantitative distinguishing factors supporting the Company’s qualitative conclusion included the relative size of the Company’s economic interest (approximately 8 percent, which is greater than the Company’s investment in the non-consolidated CLO entities in which the Company holds variable interests and serves as collateral manager) and the presence of an incentive management fee which, when combined with returns on the Company’s residual interest, may result in more than an insignificant economic interest in the total returns of the entity. In consideration of these factors, the Company concluded that it was the primary beneficiary of that CLO entity for consolidation accounting purposes.

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

The assets of this CLO entity are held solely as collateral to satisfy the obligations of the entity. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by the entity beyond the Company’s minimal direct investment and beneficial interest therein and management fees generated from the entity. The note holders of the CLO entity have no recourse to the Company’s general assets. There are no explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entity.

The following tables present, as of April 30, 2013 and October 31, 2012, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

April 30, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$312,301	$1,150	$387,811
Unpaid principal balance (over) under fair value	541	(629)	(19,684)
Fair value	$312,842	$521	$368,127

October 31, 2012
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$425,153	$500	$471,546
Unpaid principal balance over fair value	(863)	(485)	(24,941)
Fair value	$424,290	$15	$446,605

During the three months ended April 30, 2013 and 2012, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $2.0 million and $8.5 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net losses of $1.7 million and $5.3 million, respectively. The combined net gains of $0.3 million and $3.2 million for the three months ended April 30, 2013 and 2012, respectively, were recorded as gains and other investment income, net, of the consolidated CLO entity in the Company’s Consolidated Statement of Income for those periods.

During the six months ended April 30, 2013 and 2012, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $2.5 million and $15.9 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net losses of $5.2 million and $7.9 million, respectively. The combined net losses of $2.7 million and net gains of $8.0 million for the six months ended April 30, 2013 and 2012, respectively, were recorded as gains and other investment income, net, of the consolidated CLO entity in the Company’s Consolidated Statement of Income for those periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the six months ended April 30, 2013, $83.7 million of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate the CLO entity, provided there is sufficient value to repay the senior notes in full.

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net and as interest expense in other income (expense) of the consolidated CLO entity in the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2013 and 2012, respectively.

The following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets at April 30, 2013 and October 31, 2012:

	April 30,	October 31,
(in thousands)	2013	2012
Assets of consolidated CLO entity:
Cash and cash equivalents	$61,244	$36,758
Bank loans and other investments	319,321	430,583
Other assets	5,538	1,107
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	368,127	446,605
Other liabilities	489	766
Appropriated retained earnings	15,466	18,699
Net interest in consolidated CLO entity	$2,021	$2,378

The Company had a subordinated interest in the consolidated CLO entity of $1.6 million and $1.9 million as of April 30, 2013 and October 31, 2012, respectively, which was eliminated in consolidation.

For the three months ended April 30, 2013 and 2012, the Company recorded net income of $1.2 million and $4.7 million, respectively, related to the consolidated CLO entity. The Company recorded net income attributable to other beneficial interests of $0.1 million and $3.9 million for three months ended April 30, 2013 and 2012, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $1.2 million and $0.8 million related to the consolidated CLO entity for each of the three months ended April 30, 2013 and 2012, respectively.

For the six months ended April 30, 2013 and 2012, the Company recorded a net loss of $1.3 million and net income of $10.5 million, respectively, related to the consolidated CLO entity. The Company recorded a $3.2 million net loss attributable to other beneficial interests and net income attributable to other beneficial interests of $8.9 million for the six months ended April 30, 2013 and 2012, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $1.9 million and $1.6 million related to the consolidated CLO entity for each of the six months ended April 30, 2013 and 2012, respectively.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as either equity method investments (generally when the Company owns more than 20 percent but less than 50 percent of the fund) or as available-for-sale investments (generally when the Company owns less than 20 percent of the fund), when it is not considered the primary beneficiary of those VIEs. The Company has provided aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 5.

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, although it has variable interests in each such entity by virtue of its residual interest therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of or a right to receive benefits from any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest (in each instance representing less than 6 percent of the residual interest tranche and less than 1 percent of the total capital of the entity) and the overall magnitude and design of the collateral management fees within each structure.

These non-consolidated entities had total assets of $1.8 billion as of April 30, 2013 and October 31, 2012. The Company’s investment in these entities totaled $0.3 million and $0.4 million as of April 30, 2013 and October 31, 2012, respectively, and collateral management fees receivable for these entities totaled $2.0 million on April 30, 2013 and October 31, 2012. In the first six months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of April 30, 2013.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from non-consolidated CLO entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.3 billion and $9.0 billion as of April 30, 2013 and October 31, 2012, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $5.1 million and $4.4 million on April 30, 2013 and October 31, 2012, respectively, and investment advisory fees receivable totaling $0.4 million on April 30, 2013 and October 31, 2012. In the first six months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of April 30, 2013.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available for sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Acquisitions

The Clifton Group Investment Management Company (“Clifton”)

On December 31, 2012, the Company’s subsidiary, Parametric Portfolio Associates LLC (“Parametric”), acquired Clifton. The operating results of Clifton have been included in the Company’s consolidated statements since that date. Pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying Consolidated Statements of Income. Clifton is a provider of futures- and options-based overlay services and risk management solutions for institutional investors based in Minneapolis, Minnesota. The Clifton acquisition complements and expands the range of engineered portfolio solutions offered by Parametric. The Company paid $72.3 million in cash and issued an indirect ownership interest in Parametric with a fair market value of $12.8 million to certain Clifton principals. These indirect interests are subject to certain put and call arrangements at fair value that may be executed over a five-year period. There are no future contingent payments to be made in connection with the acquisition. Upon closing, Clifton became a division of Parametric.

In conjunction with the purchase, the Company recorded $24.5 million of intangible assets, which consist primarily of client relationship intangible assets acquired. The client relationship intangible assets will be amortized over an eighteen-year period. The Company also recorded goodwill of $60.1 million, which is deductible for tax purposes. During the three months ended April 30, 2013, revenue and earnings from Clifton were $6.3 million and $1.7 million, respectively. During the six months ended April 30, 2013, revenue and earnings from Clifton were $8.4 million and $2.2 million, respectively.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York for cash and future consideration. During the first quarter of fiscal 2013, the Company made a contingent payment of $14.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2012. The payment increased goodwill by $14.1 million. The Company will be obligated to make three additional annual contingent payments to certain remaining members of the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Parametric

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric employees under a long-term equity incentive plan of that entity increased to 4.9 percent on April 30, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on April 30, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests in Parametric held by the Company increased to 98.1 percent and 93.3 percent, respectively, on April 30, 2013, reflecting the transactions described above.

11. Intangible Assets

The following is a summary of intangible assets at April 30, 2013 and October 31, 2012:

April 30, 2013
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(63,083)	$70,844
Intellectual property acquired	1,000	(158)	842
Trademark acquired	900	(43)	857

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(63,284)	$79,251

October 31, 2012
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$110,327	$(58,681)	$51,646
Intellectual property acquired	1,000	(126)	874

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$118,035	$(58,807)	$59,228

Amortization expense was $2.4 million and $2.0 million for the three months ended April 30, 2013 and 2012 and $4.5 million and $4.0 million for the six months ended April 30, 2013 and 2012, respectively. Estimated remaining amortization expense for the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2013	$4,717
2014	9,408
2015	9,183
2016	8,741
2017	8,628
2018	8,188

12. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
2008 Plan:
Stock options	$3,677	$6,260	$7,525	$15,443
Restricted shares	8,008	5,892	16,437	12,007
Phantom stock units	129	69	273	124
Employee Stock Purchase Plan	-	-	376	108
Incentive Plan – Stock Alternative	2	-	198	126
Atlanta Capital Plan	352	232	703	463
Parametric Plan	822	594	1,645	1,173
Total stock-based compensation expense	$12,990	$13,047	$27,157	$29,444

The total income tax benefit recognized for stock-based compensation arrangements was $5.0 million and $4.0 million for the three months ended April 30, 2013 and 2012, respectively, and $10.5 million and $9.2 million for the six months ended April 30, 2013 and 2012, respectively.

2008 Omnibus Incentive Plan (“2008 Plan”)

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through April 30, 2013, 6.0 million restricted shares and options to purchase 14.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the six months ended April 30, 2013 and 2012 using the Black-Scholes option pricing model were as follows:

31

	2013	2012
Weighted-average grant date fair value of options granted	$7.68	$6.68

Assumptions:
Dividend yield	2.8% to 5.5%	2.9% to 3.1%
Volatility	36%	36%
Risk-free interest rate	1.2% to 1.3%	1.5%
Expected life of options	7.1 years	7.2 years

Stock option transactions under the 2008 Plan and predecessor plans for the six months ended April 30, 2013 are summarized in the below table.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,653	$26.90
Granted	2,251	28.31
Exercised	(4,207)	20.97
Forfeited/expired	(207)	29.96
Options outstanding, end of period	25,490	$27.98	5.1	$324,971
Options exercisable, end of period	16,601	$28.77	3.6	$206,028
Vested or expected to vest	25,135	$28.00	5.1	$320,213

The number of shares subject to option and the weighted-average exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan and predecessor plans to reflect the effect of a $1.00 per share special dividend declared and paid in December 2012.

The Company received $83.5 million and $8.2 million related to the exercise of options for the six months ended April 30, 2013 and 2012, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the six months ended April 30, 2013 and 2012 was $56.6 million and $5.0 million, respectively. The total fair value of options that vested during the six months ended April 30, 2013 was $28.0 million.

As of April 30, 2013, there was $35.0 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of April 30, 2013, there was $84.8 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the Company's restricted share activity for the six months ended April 30, 2013 under the 2008 Plan and predecessor plans is summarized in the below table:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,233	$26.43
Granted	1,601	29.11
Vested	(756)	26.29
Forfeited	(103)	28.15
Unvested, end of period	3,975	$27.53

The total fair value of restricted stock that vested during the six months ended April 30, 2013 and 2012 was $19.9 million and $12.2 million, respectively.

Phantom Stock Units

In the six months ended April 30, 2013, 9,465 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the six months ended April 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively. As of April 30, 2013, there was $0.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

In the first six months of fiscal 2013, the Company purchased and retired approximately 0.7 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 3.2 million additional shares may be repurchased under the current authorization.

14. Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Non-operating income (expense):
Interest and other income	$3,423	$1,956	$4,027	$3,693
Net gains on investments and derivatives	1,475	1,250	6,226	7,680
Net foreign currency gains (losses)	145	(410)	(3)	(400)
Gains and other investment income, net	5,043	2,796	10,250	10,973
Interest expense	(8,572)	(8,412)	(17,142)	(16,825)

Other income (expense) of consolidated
CLO entity:
Interest income	4,071	5,668	8,916	11,212
Net gains (losses) on bank loans,
other investments and note obligations	313	3,227	(2,739)	7,963
Gains and other investment income, net	4,384	8,895	6,177	19,175
Interest expense	(3,051)	(4,134)	(7,272)	(8,445)
Total non-operating (expense) income	$(2,196)	$(855)	$(7,987)	$4,878

15. Income Taxes

The provision for income taxes was $38.2 million and $35.2 million, or 36.1 percent and 35.9 percent of pre-tax income, for the three months ended April 30, 2013 and 2012, respectively. The provision for income taxes was $74.1 million and $70.4 million, or 36.9 percent and 35.8 percent of pre-tax income, for the six months ended April 30, 2013 and 2012, respectively. The provision for income taxes in the three and six months ended April 30, 2013 and 2012 is comprised of federal, state, and foreign taxes. The primary differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income recognized by the consolidated CLO entity, other non-controlling interests and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of April 30, 2013 or October 31, 2012.

The Company is currently under audit by several states. One state previously provided the Company with a draft position that may result in a proposed adjustment to the Company’s previously filed tax returns. During the six months ended April 30, 2013, this state provided additional background to the Company on the state’s draft position. The Company has evaluated this recent correspondence and determined that there is no new information that causes the Company to change its initial conclusion regarding the technical merits of its position. The Company intends to continue its discussions with the state on this matter. If an adjustment is proposed, the Company intends to vigorously defend its positions. It is possible the ultimate resolution of the proposed adjustment, if unfavorable, may be material to the results of operations in the period it occurs. Pending receipt of a formal assessment, an estimate of the range of the reasonably possible change in unrecognized tax benefits over the next twelve months cannot be made.

16. Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interest holders totaled $7.4 million and $9.9 million for the three months ended April 30, 2013 and 2012, respectively, and $19.8 million and $27.5 million for the six months ended April 30, 2013 and 2012, respectively.

The components of net income attributable to non-controlling and other beneficial interest holders for the three and six months ended April 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Consolidated sponsored funds	$(2,986)	$(1,182)	$(4,092)	$(2,328)
Majority-owned subsidiaries	(3,690)	(3,751)	(7,589)	(7,111)
Non-controlling interest value adjustments(1)	(666)	(1,097)	(11,313)	(9,199)
Consolidated CLO entity	(97)	(3,870)	3,233	(8,861)
Net income attributable to non-controlling and other beneficial interests	$(7,439)	$(9,900)	$(19,761)	$(27,499)

(1)	Relates to non-controlling interests redeemable at other than fair value.

17. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2013 and 2012 using the two-class method:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income attributable to Eaton Vance Corp. shareholders	$63,681	$52,870	$113,486	$100,141
Less: Allocation of earnings to participating restricted shares	2,094	1,524	5,445	2,792
Net income available to common shareholders	$61,587	$51,346	$108,041	$97,349
Weighted-average shares outstanding – basic	117,102	112,418	115,900	112,541
Incremental common shares	6,228	3,463	5,335	2,783
Weighted-average shares outstanding – diluted	123,330	115,881	121,235	115,324
Earnings per share:
Basic	$0.53	$0.46	$0.93	$0.87
Diluted	$0.50	$0.44	$0.89	$0.84

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 3.0 million and 14.5 million for the three months ended April 30, 2013 and 2012, respectively, and were approximately 3.1 million and 15.1 million for the six months ended April 30, 2013 and 2012, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $13.9 million of the total $15.0 million of committed capital at April 30, 2013. The Company believes the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of April 30, 2013, the Company has $1.6 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19. Related Party Transactions

Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three and six months ended April 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Investment advisory and administrative fees	$201,790	$188,669	$393,982	$372,153
Distribution fees	19,845	20,298	39,918	40,775
Service fees	31,132	32,065	62,262	64,364
Shareholder services fees	548	630	1,088	1,227
Other revenue	268	-	403	-
Total	$253,583	$241,662	$497,653	$478,519

For the three months ended April 30, 2013 and 2012, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $1.6 million and $2.1 million of investment advisory fees it was otherwise entitled to receive, respectively. For the six months ended April 30, 2013 and 2012, the Company waived $4.4 million and $4.5 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the three and six months ended April 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Proceeds from sales	$18,474	$32,804	$39,290	$40,006
Net realized gains	342	61	5,251	124

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2013 and 2012, expenses of $5.6 million and $4.3 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2013 and 2012, expenses of $10.7 million and $8.7 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at April 30, 2013 and October 31, 2012 are receivables due from sponsored funds of $87.7 million and $84.4 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $10.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.3 million and $4.2 million at April 30, 2013 and October 31, 2012, respectively.

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

We are a market leader in a number of investment areas, including value equity, equity income, quality core and growth equity, systematic emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”) we offer a leading range of engineered portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlays and centralized portfolio management of multi-manager portfolios. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of April 30, 2013, we had $260.3 billion in assets under management.

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

Business Developments

The first six months of fiscal 2013 was a period of favorable market action, as reflected by the 14.4 percent total return of the S&P 500 Index. Over the last twelve months, the S&P 500 Index has returned 16.9 percent.

The Company’s ending consolidated assets under management increased by $60.8 billion, or 30 percent, in the first six months of fiscal 2013 to $260.3 billion on April 30, 2013, reflecting the acquisition of The Clifton Group Investment Management Company (“Clifton”) on December 31, 2012, strong net inflows into floating-rate income, alternative and implementation services mandates, and favorable market action. Average consolidated assets under management increased sequentially by $37.3 billion, or 17 percent, to $253.5 billion in the second quarter of fiscal 2013, reflecting a full quarter of Clifton ownership.

The Clifton acquisition, as anticipated, has had a significant impact on both our overall average effective fee rate and our average effective investment advisory and administrative fee rate in the first half of fiscal 2013. Upon acquisition, the Clifton business had an average effective fee rate of approximately 7 basis points. The acquisition reduced our overall average effective fee rate to 52 basis points and 55 basis points in the second quarter and first six months of fiscal 2013, respectively, from 62 basis points in both the second quarter and first six months of fiscal 2012. Our average effective investment advisory and administrative fee rate similarly decreased to 44 basis points and 46 basis points in the second quarter and first six months of fiscal 2013, respectively, from 51 basis points in both the second quarter and first six months of last year. The primary driver of our overall average effective fee rate continues to be the mix of assets by distribution channel and mandate.

Consolidated Assets under Management

Consolidated assets under management of $260.3 billion on April 30, 2013 were $62.8 billion, an increase of 32 percent over the $197.5 billion of managed assets reported a year earlier. Consolidated assets under management on April 30, 2013 included $127.0 billion in long-term funds, $84.7 billion in institutional separate accounts, $18.0 billion in high-net-worth separate accounts, $30.4 billion in retail managed accounts and $0.1 billion in cash management fund assets. Long-term fund net inflows of $6.9 billion over the last twelve months reflect gross inflows of $35.2 billion offset by outflows of $28.3 billion. Long-term fund net inflows include $0.2 billion raised in the initial public offering of Eaton Vance Municipal Income Term Trust in the second quarter of fiscal 2013. Institutional separate account net inflows were $3.9 billion, high-net-worth separate account net inflows were $1.2 billion and retail managed account net inflows were $0.8 billion over the past twelve months. Clifton assets acquired totaled $34.8 billion and net price appreciation in managed assets increased assets under management by $15.4 billion over the last twelve months. A decrease in cash management assets reduced assets under management by $0.2 billion.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. In fiscal 2013, we added a new category, “Implementation Services,” to reflect the growing importance to our business of Parametric’s tax-managed core, centralized portfolio management and specialty index businesses and the former Clifton Group’s futures- and options-based overlay services.

Consolidated Assets under Management by Investment Mandate (1) (4)

	April 30,
(in millions)	2013	% of Total	2012	% of Total	% Change
Equity(2)	$89,534	35%	$86,040	43%	4%
Fixed income	49,949	19%	46,891	24%	7%
Floating-rate income	33,679	13%	24,847	13%	36%
Alternative	16,022	6%	10,517	5%	52%
Implementation services(3)	70,966	27%	28,852	15%	146%
Cash management	127	0%	340	0%	-63%
Total	$260,277	100%	$197,487	100%	32%

(1)Consolidated Eaton Vance Corp. See table on page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.

(2)Balances include assets in balanced accounts holding income securities.

(3)Balances include amounts reclassified from equity for the prior year period.

(4)Assets under management for which we estimate fair value are not material to the total value of the assets we manage.

Equity and implementation services assets under management included $59.1 billion and $51.7 billion of assets managed for after-tax returns on April 30, 2013 and 2012, respectively. Fixed income assets included $29.6 billion and $27.9 billion of tax-exempt municipal bond assets on April 30, 2013 and 2012, respectively.

Net inflows totaled $6.6 billion in the second quarter of fiscal 2013 compared to net inflows of $0.6 billion in the second quarter of fiscal 2012. Long-term fund net inflows of $6.1 billion in the second quarter of fiscal 2013 reflect gross inflows of $12.6 billion, net of redemptions of $6.5 billion. Long-term fund net inflows in the second quarter of fiscal 2013 reflect the $0.2 billion initial public offering of Eaton Vance Municipal Income Term Trust. Long-term fund net outflows of $1.2 billion in the second quarter of fiscal 2012 reflect gross inflows of $6.6 billion, net of redemptions of $7.8 billion.

Separate account net inflows totaled $0.5 billion in the second quarter of fiscal 2013, compared to $1.7 billion in the second quarter of fiscal 2012. Institutional separate account net outflows totaled $1.0 billion in the second quarter of fiscal 2013 compared to net inflows of $0.5 billion in the second quarter of fiscal 2012, reflecting gross inflows of $8.1 billion and $3.3 billion in the second quarter of fiscal 2013 and 2012, respectively, net of redemptions of $9.1 billion and $2.8 billion, respectively. High-net-worth separate account net inflows of $0.9 billion in the second quarter of fiscal 2013 reflect gross inflows of $1.5 billion net of redemptions of $0.6 billion. In the second quarter of fiscal 2012 high-net-worth separate account gross inflows of $1.3 billion were offset by $0.5 billion of gross outflows. Retail managed account net inflows of $0.6 billion in the second quarter of fiscal 2013 reflect gross inflows of $2.4 billion, net of redemptions of $1.9 billion. In the second quarter of fiscal 2012, retail managed account gross inflows of $2.0 billion were offset by gross redemptions of $1.5 billion.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2013 and 2012:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2013	2012	Change	2013	2012	Change
Equity assets - beginning of period(2)	$86,518	$84,957	2%	$80,782	$84,281	-4%
Sales and other inflows	5,270	4,416	19%	9,766	9,192	6%
Redemptions/outflows	(4,990)	(6,998)	-29%	(9,949)	(13,472)	-26%
Net flows	280	(2,582)	NM (3)	(183)	(4,280)	-96%
Assets acquired(4)	-	-	NM	1,572	-	NM
Exchanges	124	(5)	NM	116	(13)	NM
Market value change	2,612	3,670	-29%	7,247	6,052	20%
Equity assets - end of period	$89,534	$86,040	4%	$89,534	$86,040	4%
Fixed income assets - beginning of period	49,679	45,514	9%	49,003	43,708	12%
Sales and other inflows	3,289	3,626	-9%	6,666	6,253	7%
Redemptions/outflows	(3,348)	(2,276)	47%	(6,723)	(4,729)	42%
Net flows	(59)	1,350	NM	(57)	1,524	NM
Assets acquired(4)	-	-	NM	472	-	NM
Exchanges	(59)	-	NM	(81)	40	NM
Market value change	388	27	NM	612	1,619	-62%
Fixed income assets - end of period	$49,949	$46,891	7%	$49,949	$46,891	7%
Floating-rate income assets - beginning of period	28,656	24,376	18%	26,388	24,322	8%
Sales and other inflows	6,092	1,662	267%	9,352	3,122	200%
Redemptions/outflows	(1,153)	(1,451)	-21%	(2,512)	(2,740)	-8%
Net flows	4,939	211	NM	6,840	382	NM
Exchanges	50	27	85%	83	19	337%
Market value change	34	233	-85%	368	124	197%
Floating-rate income assets - end of period	$33,679	$24,847	36%	$33,679	$24,847	36%
Alternative assets - beginning of period	14,345	10,462	37%	12,864	10,650	21%
Sales and other inflows	2,767	1,121	147%	4,576	2,227	105%
Redemptions/outflows	(960)	(1,036)	-7%	(2,015)	(2,238)	-10%
Net flows	1,807	85	NM	2,561	(11)	NM
Assets acquired(4)	-	-	NM	650	-	NM
Exchanges	(103)	(23)	348%	(116)	(62)	87%
Market value change	(27)	(7)	286%	63	(60)	NM
Alternative assets - end of period	$16,022	$10,517	52%	$16,022	$10,517	52%
Implementation services assets - beginning of period (5)	68,420	25,864	165%	30,302	24,574	23%
Sales and other inflows	7,252	2,401	202%	13,731	3,928	250%
Redemptions/outflows	(7,576)	(898)	744%	(10,892)	(2,094)	420%
Net flows	(324)	1,503	NM	2,839	1,834	55%
Assets acquired(4)	-	-	NM	32,064	-	NM
Exchanges	(15)	(1)	NM	(15)	(1)	NM
Market value change	2,885	1,486	94%	5,776	2,445	136%
Implementation services assets - end of period	$70,966	$28,852	146%	$70,966	$28,852	146%
Long-term assets - beginning of period	247,618	191,173	30%	199,339	187,535	6%
Sales and other inflows	24,670	13,226	87%	44,091	24,722	78%
Redemptions/outflows	(18,027)	(12,659)	42%	(32,091)	(25,273)	27%
Net flows	6,643	567	NM	12,000	(551)	NM
Assets acquired(4)	-	-	NM	34,758	-	NM
Exchanges	(3)	(2)	50%	(13)	(17)	-24%
Market value change	5,892	5,409	9%	14,066	10,180	38%
Total long-term assets - end of period	$260,150	$197,147	32%	$260,150	$197,147	32%
Cash management fund assets - end of period	127	340	-63%	127	340	-63%
Total assets under management - end of period	$260,277	$197,487	32%	$260,277	$197,487	32%

(1) Consolidated Eaton Vance Corp. See table on page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.

(2) Balances include assets in balanced accounts holding income securities.

(3) Not meaningful ("NM")

(4) Balances represent Clifton assets acquired on December 31, 2012.

(5) Balances include amounts reclassified from equity for fiscal 2012.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2013	2012	Change	2013	2012	Change
Long-term fund assets -
beginning of period	$119,162	$112,664	6%	$113,249	$111,705	1%
Sales and other inflows	12,629	6,648	90%	21,708	13,553	60%
Redemptions/outflows	(6,506)	(7,818)	-17%	(13,382)	(15,930)	-16%
Net flows	6,123	(1,170)	NM	8,326	(2,377)	NM
Assets acquired(2)	-	-	NM	638	-	NM
Exchanges	(3)	(2)	50%	(22)	(16)	38%
Market value change	1,732	2,537	-32%	4,823	4,717	2%
Long-term fund assets - end of period	$127,014	$114,029	11%	$127,014	$114,029	11%
Institutional separate account assets -
beginning of period	83,350	38,726	115%	43,338	38,003	14%
Sales and other inflows	8,102	3,261	148%	14,887	5,085	193%
Redemptions/outflows	(9,071)	(2,794)	225%	(12,892)	(5,009)	157%
Net flows	(969)	467	NM	1,995	76	NM
Assets acquired(2)	-	-	NM	34,120	-	NM
Exchanges	-	40	NM	5	11	-55%
Market value change	2,343	1,650	42%	5,266	2,793	89%
Institutional separate account assets - end of period	$84,724	$40,883	107%	$84,724	$40,883	107%
High-net-worth separate account assets -
beginning of period	16,245	13,255	23%	15,036	13,256	13%
Sales and other inflows	1,497	1,338	12%	2,876	2,359	22%
Redemptions/outflows	(573)	(534)	7%	(1,771)	(1,086)	63%
Net flows	924	804	15%	1,105	1,273	-13%
Exchanges	9	(42)	NM	(6)	(999)	-99%
Market value change	849	687	24%	1,892	1,174	61%
High-net-worth separate account assets - end of period	$18,027	$14,704	23%	$18,027	$14,704	23%
Retail managed account assets -
beginning of period	28,861	26,528	9%	27,716	24,571	13%
Sales and other inflows	2,442	1,979	23%	4,620	3,725	24%
Redemptions/outflows	(1,877)	(1,513)	24%	(4,046)	(3,248)	25%
Net flows	565	466	21%	574	477	20%
Exchanges	(9)	2	NM	10	987	-99%
Market value change	968	535	81%	2,085	1,496	39%
Retail managed account assets - end of period	$30,385	$27,531	10%	$30,385	$27,531	10%
Total long-term assets - beginning of period	247,618	191,173	30%	199,339	187,535	6%
Sales and other inflows	24,670	13,226	87%	44,091	24,722	78%
Redemptions/outflows	(18,027)	(12,659)	42%	(32,091)	(25,273)	27%
Net flows	6,643	567	NM	12,000	(551)	NM
Assets acquired(2)	-	-	NM	34,758	-	NM
Exchanges	(3)	(2)	50%	(13)	(17)	-24%
Market value change	5,892	5,409	9%	14,066	10,180	38%
Total long-term assets - end of period	$260,150	$197,147	32%	$260,150	$197,147	32%
Cash management fund assets - end of period	127	340	-63%	127	340	-63%
Total assets under management - end of period	$260,277	$197,487	32%	$260,277	$197,487	32%

(1) Consolidated Eaton Vance Corp. See page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.

(2) Balances represent Clifton assets acquired on December 31, 2012.

The following table summarizes our assets under management by investment affiliate as of April 30, 2013 and 2012:

Consolidated Assets under Management by Investment Affiliate (1)

	April 30,
(in millions)	2013	2012	% Change
Eaton Vance Management (2)	$142,211	$133,257	7%
Parametric	100,760	49,245	105%
Atlanta Capital	17,306	14,985	15%
Total	$260,277	$197,487	32%

(1)	Consolidated Eaton Vance Corp. See page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of April 30, 2013, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $15.3 billion of client assets, an increase of 26 percent from the $12.1 billion of managed assets on October 31, 2012. Net outflows from Hexavest-managed funds and separate accounts were $0.3 billion in the second quarter of fiscal 2013. Other than Eaton Vance-sponsored funds for which Hexavest is advisor or sub-advisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals. The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended	Six Months Ended
	April 30,	April 30,
(in millions)	2013	2013
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$135	$37
Sales and other inflows	17	111
Redemptions/outflows	(1)	(6)
Net flows	16	105
Market value change	10	19
Eaton Vance sponsored funds - end of period	$161	$161
Eaton Vance distributed separate accounts - beginning of period(2)	$1,185	$-
Sales and other inflows	3	1,151
Redemptions/outflows	-	-
Net flows	3	1,151
Market value change	95	132
Eaton Vance distributed separate accounts - end of period	$1,283	$1,283
Total Eaton Vance distributed - beginning of period	$1,320	$37
Sales and other inflows	20	1,262
Redemptions/outflows	(1)	(6)
Net flows	19	1,256
Market value change	105	151
Total Eaton Vance distributed - end of period	$1,444	$1,444
Hexavest directly distributed - beginning of period(3)	$13,224	$12,073
Sales and other inflows	298	1,218
Redemptions/outflows	(570)	(833)
Net flows	(272)	385
Market value change	879	1,373
Hexavest directly distributed - end of period	$13,831	$13,831
Total Hexavest assets - beginning of period	$14,544	$12,110
Sales and other inflows	318	2,480
Redemptions/outflows	(571)	(839)
Net flows	(253)	1,641
Market value change	984	1,524
Total Hexavest assets - end of period	$15,275	$15,275

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.

(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not management revenue, on these assets, which are not included in the Eaton Vance consolidated results.

(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	April 30,
(in millions)	2013	% of Total	2012	% of Total	% Change
Open-end funds:
Class A	$32,035	13%	$32,110	16%	0%
Class B	847	0%	1,121	1%	-24%
Class C	10,077	4%	9,738	5%	3%
Class I	38,723	15%	29,066	15%	33%
Class R	331	0%	347	0%	-5%
Other(2)	812	0%	389	0%	109%
Total open-end funds	82,825	32%	72,771	37%	14%
Private funds(3)	19,910	8%	18,129	9%	10%
Closed-end funds	24,406	9%	23,469	12%	4%
Total fund assets	127,141	49%	114,369	58%	11%
Institutional account assets	84,724	32%	40,883	21%	107%
High-net-worth account assets	18,027	7%	14,704	7%	23%
Retail managed account assets	30,385	12%	27,531	14%	10%
Total separate account assets	133,136	51%	83,118	42%	60%
Total	$260,277	100%	$197,487	100%	32%

(1)	Consolidated Eaton Vance Corp. See table on page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 49 percent of total assets under management on April 30, 2013, down from 58 percent on April 30, 2012, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 51 percent of total assets under management on April 30, 2013 from 42 percent on April 30, 2012. Fund assets under management increased $13.7 billion, or 12 percent, from $113.4 billion on October 31, 2012, reflecting 14 percent organic growth, market appreciation of $4.8 billion and $0.6 billion of managed assets gained from the Clifton acquisition. Separate account assets under management increased $47.0 billion, or 55 percent, from $86.1 billion on October 31, 2012, reflecting $34.1 billion of managed assets gained from the Clifton acquisition, organic growth of 9 percent and market appreciation of $9.2 billion.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2013	2012	Change	2013	2012	Change
Open-end funds:
Class A	$31,587	$32,396	-2%	$31,074	$32,505	-4%
Class B	874	1,175	-26%	902	1,205	-25%
Class C	9,939	9,737	2%	9,825	9,663	2%
Class I	36,340	28,839	26%	34,027	27,892	22%
Class R	320	352	-9%	314	356	-12%
Other(2)	740	525	41%	711	558	27%
Total open-end funds	79,800	73,024	9%	76,853	72,179	6%
Private funds(3)	19,391	18,157	7%	18,877	17,837	6%
Closed-end funds	23,953	23,384	2%	23,658	23,045	3%
Total fund assets	123,144	114,565	7%	119,388	113,061	6%
Institutional account assets	83,776	39,760	111%	70,191	38,648	82%
High-net-worth account assets	17,060	13,998	22%	16,381	13,402	22%
Retail managed account assets	29,558	27,244	8%	28,789	26,336	9%
Total separate account assets	130,394	81,002	61%	115,361	78,386	47%
Total	$253,538	$195,567	30%	$234,749	$191,447	23%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Net income attributable to Eaton Vance Corp. shareholders	$63,681	$52,870	20%	$113,486	$100,141	13%
Non-controlling interest value adjustments(1)	666	1,097	-39%	11,313	9,199	23%
Closed-end fund structuring fees, net of tax(2)	1,677	-	NM	1,677	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$66,024	$53,967	22%	$126,476	$109,340	16%

Earnings per diluted share	$0.50	$0.44	14%	$0.89	$0.84	6%
Non-controlling interest value adjustments	0.01	0.01	0%	0.09	0.08	13%
Closed-end fund structuring fees, net of tax	0.01	-	NM	0.01	-	NM
Special dividend adjustment(3)	-	-	NM	0.02	-	NM
Adjusted earnings per diluted share	$0.52	$0.45	16%	$1.01	$0.92	10%

(1)	Please see page 58, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Municipal Income Term Trust.
(3)	Reflects the impact of the special dividend on our earnings per diluted share calculation due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $63.7 million, or $0.50 per diluted share, in the second quarter of fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $52.9 million, or $0.44 per diluted share, in the second quarter of fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $66.0 million, or $0.52 per diluted share, in the second quarter of fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $54.0 million, or $0.45 per diluted share, in the second quarter of fiscal 2012. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $26.9 million, or 9 percent, primarily due to a 30 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 52 basis points in the second quarter of fiscal 2013 from 62 basis points in the second quarter of fiscal 2012 as a result of the Clifton acquisition.
•	An increase in expenses of $17.7 million, or 9 percent, reflecting increases in compensation, distribution, service fee, fund-related and other expenses offset by reduced amortization of deferred sales commissions.
•	A $2.2 million increase in gains and other investment income, net, reflecting an increase in investment income earned on our seed capital portfolio.

•	A $3.4 million decrease in other income of the Company’s consolidated collateralized loan obligation (“CLO”) entity which can be attributed to a decrease in gains and other investment income recognized by the Company’s consolidated CLO entity.
•	An increase in income taxes of $3.0 million, or 9 percent, reflecting the 8 percent increase in income before taxes quarter-over-quarter.
•	An increase in equity in net income of affiliates, net of tax, of $3.5 million reflecting our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method.
•	A $2.5 million decrease in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting the decrease in net gains recognized by the Company’s consolidated CLO entity in the second quarter of fiscal 2013 that are allocated to other beneficial interest holders, offset by an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding increased by 7.4 million shares, or 6 percent, in the second quarter of fiscal 2013 over the second quarter of fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from a 42 percent increase in the quarterly average share price of the Company’s Non-Voting Common Stock.

We reported net income attributable to Eaton Vance Corp. shareholders of $113.5 million, or $0.89 per diluted share, in the first six months of fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $100.1 million, or $0.84 per diluted share, in the first six months of fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $126.5 million, or $1.01 adjusted earnings per diluted share, in the first six months of fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $109.3 million, or $0.92 adjusted earnings per diluted share, in the first six months of fiscal 2012. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $49.8 million, or 8 percent, primarily due to a 23 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 55 basis points in the first six months of fiscal 2013 from 62 basis points in the first six months of fiscal 2012, as a result of the Clifton acquisition.
•	An increase in expenses of $32.7 million, or 8 percent, reflecting increases in compensation, distribution, service fee, fund-related and other expenses offset by reduced amortization of deferred sales commissions.
•	A decrease of $0.7 million, or 7 percent, in gains and other investment income, net, reflecting a decrease in investment gains recognized on our seed capital portfolio, offset by an increase in investment income earned by our consolidated funds.
•	An $11.8 million decrease in other expense of the Company’s consolidated CLO entity, reflecting lower gains recognized by the entity in the first six months of fiscal 2013.
•	An increase in income taxes of $3.8 million, or 5 percent, reflecting the 2 percent increase in income before taxes and an increase in the Company’s effective tax rate period-over-period. The increase in the Company’s effective tax rate period-over-period can be attributed to the decrease in consolidated CLO entity income that is allocated to other beneficial interest holders and therefore not subject to the Company’s tax provision.
•	An increase in equity in net income of affiliates, net of tax, of $5.1 million reflecting our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method of accounting.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $7.7 million, primarily reflecting a decrease in the net gains recognized by the Company’s consolidated CLO entity that are borne by other beneficial interest holders, partially offset by an increase in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding increased by 5.9 million shares, or 5 percent, in the first six months of fiscal 2013 over the first six months of fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from a 37 percent increase in the average share price of the Company’s Non-Voting Common Stock.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 52 basis points and 55 basis points in the second quarter and first six months of fiscal 2013, respectively, compared to 62 basis points in both the second quarter and first six months of fiscal 2012. As noted above, the decrease in our overall average effective fee rate can be primarily attributed to the acquisition of Clifton, whose business operates at a significantly lower average effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change

Investment advisory and
administrative fees	$276,921	$248,888	11%	$540,202	$488,340	11%
Distribution and underwriter fees	22,165	22,551	-2%	44,916	45,066	0%
Service fees	31,132	32,065	-3%	62,262	64,364	-3%
Other revenue	1,474	1,266	16%	2,829	2,606	9%
Total revenue	$331,692	$304,770	9%	$650,209	$600,376	8%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 83 percent of total revenue in the second quarter and first six months of fiscal 2013 compared to 82 percent and 81 for the second quarter and first six months of fiscal 2012, respectively.

The increase in investment advisory and administrative fees of 11 percent, or $28.0 million, in the second quarter of fiscal 2013 from the same period a year earlier can be primarily attributed to the 30 percent increase in average assets under management, offset by lower effective fee rates due primarily to a shift in product mix resulting from the Clifton acquisition. Fund assets, which had an average effective fee rate of 66 basis points in both the second quarter of fiscal 2013 and 2012, decreased to 49 percent of total assets under management on April 30, 2013 from 58 percent of total assets under management on April 30, 2012, while separately managed account assets, which had an average effective fee rate of 23 basis points in the second quarter of fiscal 2013 and 30 basis points in the second quarter of fiscal 2012, increased to 51 percent of total assets under management on April 30, 2013 from 42 percent of total assets under management on April 30, 2012.

The increase in investment advisory and administrative fees of 11 percent, or $51.9 million, in the first six months of fiscal 2013 over the same period a year earlier can be primarily attributed to the 23 percent increase in average assets under management, offset by lower effective fee rates due primarily to the shift in product mix discussed above. Fund assets had an effective fee rate of 66 basis points in both the six months ended April 30, 2013 and 2012, while separately managed account assets had an average effective fee rate of 25 basis points and 30 basis points in the six months ended April 30, 2013 and 2012, respectively.

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

Distribution plan payments decreased 2 percent, or $0.5 million, to $19.8 million in the second quarter of fiscal 2013 from the same period a year earlier, reflecting decreases in average Class B, Class R and certain private fund distribution fees, offset by an increase in average Class A and Class C fund assets subject to distribution fees.

Distribution plan payments decreased 2 percent, or $0.9 million, to $39.9 million in the first six months of fiscal 2013 from the same period a year earlier, reflecting decreases in average Class B, Class R and certain private fund distribution fees, offset by an increase in average Class A and Class C fund assets subject to distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private funds for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change

Class A	$257	$162	59%	$469	$322	46%
Class B	1,401	1,941	-28%	2,954	4,016	-26%
Class C	17,057	16,929	1%	34,279	33,906	1%
Class R	195	216	-10%	386	439	-12%
Private funds	935	1,050	-11%	1,830	2,093	-13%
Total distribution plan payments	$19,845	$20,298	-2%	$39,918	$40,776	-2%

Underwriter fees and other distribution income was substantially unchanged at $2.3 million for the second quarter of fiscal 2013.

Underwriter fees and other distribution income increased to $5.0 million in the first six months of fiscal 2013, an increase of 16 percent, or $0.7 million, over the same period a year earlier, primarily reflecting an increase of $0.3 million in underwriter fees received on sales of Class A shares and an increase of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue decreased 3 percent, or $0.9 million, to $31.1 million in the second quarter of fiscal 2013 from the same period a year earlier, primarily reflecting a 1 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue decreased 3 percent, or $2.1 million, to $62.3 million in the first six months of fiscal 2013 from the same period a year earlier, primarily reflecting a 3 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, revenue agreements related to Hexavest, and sublease income increased by $0.2 million in the second quarter and first six months of fiscal 2013 from the same periods a year ago, primarily reflecting an increase in revenue related to our revenue agreements with Hexavest.

Expenses

Operating expenses increased by 9 percent, or $17.7 million, in the second quarter of fiscal 2013 from the same period a year earlier and by 8 percent, or $32.7 million, in the first six months of fiscal 2013 from the same period a year earlier, reflecting increases in compensation, distribution, service fee, fund-related and other expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Compensation and related costs:
Cash compensation	$97,022	$84,519	15%	$191,684	$164,805	16%
Stock-based compensation	12,990	13,047	0%	27,157	29,444	-8%
Total compensation and related costs	110,012	97,566	13%	218,841	194,249	13%
Distribution expense	35,304	32,960	7%	69,193	65,288	6%
Service fee expense	29,211	28,088	4%	57,475	56,761	1%
Amortization of deferred sales commissions	4,752	5,533	-14%	9,535	11,353	-16%
Fund-related expenses	8,074	6,590	23%	15,498	13,241	17%
Other expenses	36,269	35,222	3%	70,917	67,853	5%
Total expenses	$223,622	$205,959	9%	$441,459	$408,745	8%

Compensation and related costs

Compensation expense increased by 13 percent, or $12.4 million, in the second quarter of fiscal 2013 from the same quarter a year earlier, reflecting increases in sales-and operating income-based incentives, increases in base salaries and benefits, offset by a decrease in other compensation.

Compensation expense increased by 13 percent, or $24.6 million, in the first six months of fiscal 2013 from the same period a year earlier, reflecting increases in sales-and operating income-based incentives, increases in base salaries and benefits, offset by a decrease in stock-based compensation and other compensation.

The following table shows our compensation and related costs for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Base salaries and employee benefits	$46,002	$41,648	10%	$92,497	$83,753	10%
Stock-based compensation	12,990	13,047	0%	27,157	29,444	-8%
Operating income-based incentives	32,393	27,958	16%	63,145	54,784	15%
Sales and revenue-based incentives	17,859	12,922	38%	33,448	22,762	47%
Other compensation expense	768	1,991	-61%	2,594	3,506	-26%
Total	$110,012	$97,566	13%	$218,841	$194,249	13%

Base salaries and employee benefits increased by 10 percent, or $4.4 million, in the second quarter of fiscal 2013 primarily reflecting a full quarter of Clifton salaries, an increase in base compensation associated with higher headcount and annual merit increases, and increases in employee benefits and payroll taxes. Operating-income based incentives increased by 16 percent, or $4.4 million, primarily reflecting a 9 percent increase in pre-bonus adjusted operating income. Sales and revenue-based incentives increased by 38 percent, or $4.9 million, primarily due to the 87 percent increase in gross sales and other inflows reflecting strong retail sales and the closed-end fund initial public offering of Eaton Vance Municipal Income Term Trust. Other compensation expense decreased by 61 percent, or $1.2 million, reflecting lower severance costs and sign-on bonuses.

Base salaries and employee benefits increased by 10 percent, or $8.7 million, in the first six months of fiscal 2013 primarily reflecting the Clifton acquisition, an increase in base compensation associated with higher headcount and annual merit increases, and increases in employee benefits and payroll taxes. Operating-income based incentives increased by 15 percent, or $8.4 million, primarily reflecting a 7 percent increase in pre-bonus adjusted operating income. Sales and revenue-based incentives increased by 47 percent, or $10.7 million, primarily due to the 78 percent increase in gross sales and other inflows reflecting strong retail sales. Stock-based compensation decreased by 8 percent, or $2.3 million, reflecting revised retirement terms of newly granted employee stock options. Other compensation expense decreased by 26 percent, or $0.9 million, reflecting lower severance costs and sign-on bonuses.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end funds, marketing support payments to distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Class A share commissions	$2,018	$1,504	34%	$4,213	$2,836	49%
Class C share distribution fees	13,542	13,783	-2%	27,365	27,425	0%
Closed-end fund structuring fees	2,714	-	NM	2,714	-	NM
Closed-end fund dealer compensation payments	4,328	4,227	2%	8,658	8,402	3%
Intermediary marketing support payments	9,390	10,224	-8%	19,130	18,688	2%
Discretionary marketing expenses	3,312	3,222	3%	7,113	7,937	-10%
Total	$35,304	$32,960	7%	$69,193	$65,288	6%

Class A share commissions increased by 34 percent, or $0.5 million, in the second quarter of fiscal 2013 reflecting an increase in certain Class A fund sales on which we pay a commission. Class C share distribution fees decreased by 2 percent, or $0.2 million, reflecting a decrease in Class C share assets held more than one year on which those fees are based. The $2.7 million in closed-end fund structuring fees are associated with the initial public offering of Eaton Vance Municipal Income Term Trust in the second quarter of 2013. Closed-end fund dealer compensation payments increased 2 percent, or $0.1 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to distribution partners decreased by 8 percent, or $0.8 million, reflecting decreases in average assets subject to those arrangements. Discretionary marketing expenses increased by 3 percent, or $0.1 million, primarily reflecting an increase in the use of outside marketing consultants.

Class A share commissions increased by 49 percent, or $1.4 million, in the first six months of fiscal 2013 reflecting an increase in certain Class A fund sales on which we pay a commission. Class C share distribution fees remained substantially unchanged at $27.4 million. The $2.7 million in closed-end fund structuring fees are associated with the initial public offering of Eaton Vance Municipal Income Term Trust in the second quarter of

2013. Closed-end fund dealer compensation payments increased 3 percent, or $0.3 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to distribution partners increased by 2 percent, or $0.4 million, reflecting increases in average assets subject to those arrangements. Discretionary marketing expenses decreased by 10 percent, or $0.8 million, primarily reflecting a decrease in the use of outside marketing consultants.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense increased by 4 percent, or $1.1 million, in the second quarter of fiscal 2013 from the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 1 percent, or $0.7 million, in the first six months of fiscal 2013 from the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 14 percent, or $0.8 million, in the second quarter of fiscal 2013 from the same period a year earlier, reflecting a decrease in average Class B shares and private fund deferred sales commissions offset by an increase in Class C shares. In the second quarter of fiscal 2013, 18 percent of total amortization related to Class B shares, 77 percent to Class C shares and 5 percent to private funds. In the second quarter of fiscal 2012, 30 percent of total amortization related to Class B shares, 55 percent to Class C shares and 15 percent to private funds.

Amortization expense decreased 16 percent, or $1.8 million, in the first six months of fiscal 2013 compared to the same period a year earlier, reflecting a decrease in average Class B share and private fund deferred sales commissions offset by an increase in Class C shares.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 23 percent, or $1.5 million, in the second quarter of fiscal 2013 from the same period a year earlier, primarily reflecting increases in sub-advisory fees paid and non-advisory expenses borne by us on certain institutional co-mingled funds for which we are paid an all-in management fee, as well as $0.3 million of fund-related costs associated with the launch of the closed-end fund in the second quarter of fiscal 2013. Fund-related expenses increased 17 percent or $2.3 million, in the first six months of fiscal 2013 over the same period a year earlier due to increased non-advisory expenses borne by us on certain funds for which we are paid an all-in management fee, an increase in sub-advisory fees paid, and $0.3 million of fund-related costs associated with the launch of the closed-end fund in the second quarter of fiscal 2013.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, professional services, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

The following table shows our other expense for the three and six months ended April 30, 2013 and 2012:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Travel	$3,559	$2,925	22%	$6,830	$6,146	11%
Communications	1,371	1,426	-4%	2,611	2,569	2%
Information technology	14,034	11,593	21%	26,135	22,558	16%
Professional services	2,667	4,020	-34%	5,642	6,206	-9%
Facilities-related	9,704	10,836	-10%	19,638	21,499	-9%
Other corporate expense	4,934	4,422	12%	10,061	8,875	13%
Total	$36,269	$35,222	3%	$70,917	$67,853	5%

Other expenses increased by 3 percent, or $1.0 million, in the second quarter of fiscal 2013 from the same period a year earlier, primarily reflecting increases in information technology expense of $2.4 million, travel expenses of $0.6 million and other corporate expenses of $0.5 million, offset by a decrease in professional services of $1.4 million, facilities-related expenses of $1.1 million and communications of $0.1 million. The increase in information technology expense can be attributed to increases in outside custody and other back office services, other information technology consulting expenses and software license expense, offset by a decrease in system maintenance and repairs. The increase in travel expense relates to an overall increase in general travel accruals. The increase in other corporate expenses reflects an increase in other corporate taxes and the amortization of intangible assets related to the Clifton acquisition, offset by a decrease in charitable giving. The decrease in professional services expense can be attributed to decreases in external legal costs associated with various corporate initiatives. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense and other operating expenses and real estate taxes.

Other expenses increased by 5 percent, or $3.1 million, in the first six months of fiscal 2013 from the same period a year earlier, primarily reflecting increases in information technology expense of $3.6 million, other corporate expenses of $1.2 million and travel expense of $0.7 million, offset by decreases in facilities-related expenses of $1.9 million and professional services of $0.6 million. The increase in information technology expense can be attributed to increases in system maintenance and repairs, outside custody and other back office services, other information technology consulting expenses and software license costs associated with budgeted technology projects. The increase in other corporate expenses reflects an increase in charitable giving, other corporate taxes and the amortization of intangible assets related to the Clifton acquisition, offset by a decrease in general corporate banking fees. The increase in travel can be attributed to an increase in general travel accruals. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The decrease in professional services expense can be attributed to decreases in external legal costs and recruiting offset, by an increase in general corporate consulting engagements.

Non-operating Income (Expense)
	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Gains and other investment income, net	$5,043	$2,796	80%	$10,250	$10,973	-7%
Interest expense	(8,572)	(8,412)	2%	(17,142)	(16,825)	2%
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	4,384	8,895	-51%	6,177	19,175	-68%
Interest expense	(3,051)	(4,134)	-26%	(7,272)	(8,445)	-14%
Total non-operating (expense) income	$(2,196)	$(855)	157%	$(7,987)	$4,878	NM

Gains and other investment income, net, increased 80 percent in the second quarter of fiscal 2013 compared to the same period a year ago, primarily reflecting an increase in investment income earned by our consolidated sponsored funds. Gains and other investment income, net, decreased 7 percent in the first six months of fiscal 2013 compared to the same period a year ago primarily reflecting a decrease in gains earned by our seed capital investments. In the first six months of fiscal 2012, we recognized $2.4 million of investment gains related to the April 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the first quarter of fiscal 2012.

Interest expense was substantially unchanged for both the three-and-six month periods, reflecting constant levels of interest accrued on our fixed-rate senior notes.

Net income (loss) of our consolidated CLO entity totaled $1.2 million and ($1.3) million in the second quarter and first six months of fiscal 2013, representing $1.3 million and ($1.1) million of other income (loss) partly offset by $0.1 million and $0.2 million of other operating expenses, respectively. ($0.1) million and $3.2 million of consolidated CLO entity net income (loss) was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income (loss) of the entity. $1.2 million and $1.9 million for the second quarter and first six months of fiscal 2013, respectively, was included in net income attributable to Eaton Vance Corp. shareholders, representing the management fees earned and the Company’s proportionate interest in the net income (loss) of the entity.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 36.1 percent and 36.9 percent in the second quarter and first six months of fiscal 2013, respectively, compared to 35.9 percent and 35.8 percent in the second quarter and first six months of fiscal 2012. The slight increase in our overall effective tax rate in the second quarter of fiscal 2013 from the same period a year ago can be primarily attributed to lower consolidated CLO entity income allocated to other beneficial interest holders and therefore not subject to the Company’s tax provision. Excluding the effect of the consolidated CLO entity net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 36.1 percent and 36.4 percent in the second quarter and first six months of fiscal 2013, respectively. Excluding the effect of the consolidated CLO entity net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 37.3 percent in the second quarter and first six months of fiscal 2012.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter of fiscal 2013 primarily reflects our 49 percent equity interest in Hexavest, 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor, notably Eaton Vance Focused Growth Opportunities Fund, Eaton Vance Focused Value Opportunities Fund, Eaton Vance Municipal Opportunities Fund, Eaton Vance Real Estate Fund and Eaton Vance Tax-Advantaged Bond Strategies Long-Term Fund. Equity in net income of affiliates, net of tax, increased $3.5 million in the second quarter of fiscal 2013 versus the same quarter a year earlier primarily due to the inclusion of our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in the earning of sponsored funds. Equity in net income of affiliates, net of tax, increased by $5.1 million in the first six months of fiscal 2013 from the same period a year earlier, for the same reasons as described above.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $2.5 million in the second quarter of fiscal 2013 from the same period a year earlier, reflecting a $3.8 million decrease in net income attributable to other beneficial interest holders of the Company’s consolidated CLO entity, a $0.4 million decrease in non-controlling interest value adjustments related to our majority-owned subsidiaries, offset by a $1.8 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Net income attributable to non-controlling and other beneficial interests decreased by $7.7 million in the first six months of fiscal 2013 from the same period a year earlier, reflecting a $12.1 million decrease in net income attributable to other beneficial interest holders of the Company’s consolidated CLO entity, offset by a $2.1 million increase in non-controlling interest value adjustments related to our majority-owned subsidiaries, primarily related to Parametric and Parametric Risk Advisors, a $1.8 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and a $0.5 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric, Parametric Risk Advisors and Atlanta Capital Management Company LLC (“Atlanta Capital”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entity we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2013 and October 31, 2012 and uses of cash for the six months ended April 30, 2013 and 2012.

Balance Sheet and Cash Flow Data

	April 30,	October 31,
(in thousands)	2013	2012

Balance sheet data:
Assets:
Cash and cash equivalents	$320,135	$462,076
Investment advisory fees and other receivables	153,135	133,589
Total liquid assets	$473,270	$595,665

Investments	$542,058	$486,933

Liabilities:
Debt	$500,000	$500,000

	Six Months Ended
	April 30,
(in thousands)	2013	2012

Cash flow data:
Operating cash flows	$(52,092)	$48,358
Investing cash flows	87,824	18,902
Financing cash flows	(177,479)	(63,599)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 32 percent and 39 percent of total assets attributable to Eaton Vance Corp. shareholders on April 30, 2013 and October 31, 2012, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $122.4 million decrease in liquid assets in the first six months of fiscal 2013 primarily reflects net cash used for operating activities of $52.1 million, the payment of $167.0 million in regular and special dividends to shareholders, the repurchase of $22.7 million of non-voting common stock, net cash paid for acquisitions of $86.4 million and the payment of $43.5 million to acquire interests in Parametric, offset by proceeds from the issuance of non-voting common stock of $86.5 million, net proceeds from the sale of available securities of $62.5 million, net inflows into consolidated funds from non-controlling interest holders of $37.2 million and $30.4 million reflecting the impact of our consolidated CLO entity’s investing and financing activities.

On April 30, 2013, our debt consisted of $500.0 million in aggregate principal amount of 6.5 percent ten-year unsecured notes due in 2017. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2013 or at any point during the first six months of fiscal 2013. We were in compliance with all debt covenants as of April 30, 2013.

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

Recoverability of our Investments

Our $542.1 million of investments as of April 30, 2013 consisted of our 49 percent equity interest in Hexavest and positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes. Investments in Eaton Vance-managed funds and separate accounts are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, excluding our equity method investments but including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at April 30, 2013.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2013 that would indicate that an impairment loss exists at April 30, 2013.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2013 that would indicate that an impairment loss exists at April 30, 2013.

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

Cash used for operating activities totaled $52.1 million in the first six months of fiscal 2013, a decrease of $100.5 million from $48.4 million of cash provided by operating activities in the first six months of fiscal 2012. The decrease in net cash used for operating activities year-over-year primarily reflects a net decrease of $74.2 million related to timing differences in the cash settlement of other assets and liabilities and a decrease of $25.4 million related to the operating activities of our consolidated CLO entity.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $87.8 million in the first six months of fiscal 2013 compared to $18.9 million in the first six months of fiscal 2012. The increase in cash provided by investing activities year-over-year can be primarily attributed to an increase of $21.4 million in net proceeds from the sale of available for sale securities, a $121.4 million increase in net proceeds from the sale and maturities of investments within our consolidated CLO entity, offset by our acquisition of Clifton for $72.3 million and an increase of $1.8 million in the contingent payment to the sellers of TABS under the terms of the 2008 acquisition agreement.

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

Cash used for financing activities totaled $177.5 million in the first six months of fiscal 2013 compared to $63.6 million in the first six months of fiscal 2012. In the first six months of fiscal 2013 we paid $43.5 million to acquire additional interests in our majority-owned subsidiary, Parametric and we repurchased and retired a total of 0.7 million shares of our Non-Voting Common Stock for $22.7 million under our authorized repurchase programs and issued 5.8 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $86.5 million. We have authorization to purchase an additional 3.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $1.40 in the first six months of fiscal 2013, including a special one-time dividend of $1.00 per share declared and paid in December 2012, compared to $0.38 per share in the first six months of fiscal 2012. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis. Cash used for financing also included $83.7 million in principal payments made on senior notes within our consolidated CLO entity.

Contractual Obligations

The following table details our future contractual obligations as of April 30, 2013:

	Payments due
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$386	$21	$41	$38	$286
Senior notes	500	-	-	500	-
Interest payments on senior notes	147	33	65	49	-
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	10	-	10	-	-
Total	$1,044	$54	$117	$587	$286

Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$388	$-	$-	$-	$388
Interest payments on senior notes	15	3	5	5	2
Total contractual obligations of consolidated CLO	$403	$3	$5	$5	$390

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.7 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.9 million of the $15.0 million commitment as of April 30, 2013. The remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2013. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $121.3 million on April 30, 2013 compared to $98.8 million on October 31, 2012.

Redeemable non-controlling interests as of April 30, 2013 consist of third-party investors’ ownership in consolidated investment funds of $55.1 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $9.2 million and $32.1 million, respectively, non-controlling interests in Parametric redeemable at fair value and issued in conjunction with the Clifton acquisition of $13.9 million and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $6.0 million and $4.9 million, respectively. Redeemable non-controlling interests as of October 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $20.1 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $33.7 million, $8.7 million and $32.1 million, respectively, and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $2.0 million and $2.2 million, respectively.

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

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on

December 20, 2012. Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 4.9 percent at April 30, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on April 30, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests in Parametric held by the Company increased to 98.1 percent and 93.3 percent, respectively, on April 30, 2013, reflecting the transactions described above.

Profit interests held by non-controlling interest holders in Atlanta Capital, which include direct profit interests as well as indirect profit interests granted as part of a long-term equity incentive plan of that entity, increased to 19.7 percent on April 30, 2013 from 18.1 percent on October 31, 2012, reflecting an additional 1.6 percent profit interest granted on November 1, 2012 under the long-term equity plan.

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

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of April 30, 2013 to be indefinitely re-invested. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2013 the Company had approximately $6.5 million of undistributed earnings in our Canadian subsidiary that is not available to fund domestic operations or to distribute to shareholders unless repatriated. The Company would need to accrue and pay U.S. corporate income taxes if such funds were repatriated. The Company’s current plans do not demonstrate a need to repatriate these funds.

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

Accounting Developments

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company is evaluating the impact of this change and will adopt the new guidance on November 1, 2014.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued new guidance on reporting amounts reclassified out of accumulated other comprehensive income (“AOCI”). The new guidance does not change the requirements for reporting net income or other comprehensive income in the financial statements, but requires new footnote disclosures regarding the reclassification of AOCI by component into net income. The Company will implement the new disclosure requirements in the first quarter of fiscal 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following is an update to Part II., “Item 7A- Quantitative and Qualitative Disclosures About Market Risk” contained in our Form 10-K for the year ended October 31, 2012.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions and securities sold short, not yet purchased. Our initial margin requirements are currently equal to five percent of the initial notional value of the associated stock index futures and commodity futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value and 150 percent of the underlying value of securities sold, not yet purchased. We do not have a collateral requirement related to foreign currency forward contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on the Company’s Consolidated Balance Sheets.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

The following is an update to Part I, “Item 1A- Risk Factors” contained in our Form 10-K for the year ended October 31, 2012.

Our Non-Voting Common Stock lacks voting rights. Non-Voting Common Stock has no voting rights under any circumstances; all voting power resides with the Voting Common Stock. All outstanding shares of the Company’s Voting Common Stock are held by officers of the Company and its subsidiaries, and are deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of April 30, 2013, there were 19 holders of Voting Trust Receipts, each of whom is a Voting Trustee of the Voting Trust, which has a term that expires on October 31, 2013. The Voting Trust Agreement provides that each Voting Trustee shall have one vote and act by a majority if there are six or more Voting Trustees. The Voting Trust Agreement provides the Voting Trustees with unrestricted voting rights, except that the Voting Trustees are prohibited from voting in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of Voting Common Stock subject at the time to the Voting Trust Agreement.

We are subject to substantial competition in all aspects of our investment management business. Our funds and separate accounts compete against a large number of investment products and services sold to the public by investment management companies, investment dealers, banks, insurance companies and others. Many institutions we compete with have greater financial resources than us and there are few barriers to entry. We compete with these firms on the basis of investment performance, diversity of products, distribution capability, scope and quality of services, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors. To the extent that current or potential customers decide to invest in products sponsored by our competitors, the sales of our products as well as our market share, revenue and net income could decline.

The investment management industry is highly competitive and investment management customers are increasingly fee sensitive. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain customers. Rules and regulations applicable to investment companies provide, in substance, that each investment advisory agreement between a fund and its investment adviser continues in effect from year to year only if its continuation is approved at least annually by the fund’s board of trustees. Periodic review of fund advisory agreements could result in pressure on the Company’s advisory fee revenues from funds. Fee reductions on existing or future business and/or the impact of evolving industry fee structures could have an adverse impact on both our future revenue and profitability.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment products generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative or implementation services) and vehicle (e.g., fund or separate account). A change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall effective fee rate, thereby reducing our revenue and net income. Any decrease in the level of our assets under management due to a decline in securities prices, a decline in the sales of our investment products or an increase in fund redemptions or client withdrawals generally would also reduce our revenue and net income. Adverse market conditions and/or lack of investor confidence could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenue, earnings and growth prospects.

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

Poor investment performance of our products could affect our sales or reduce the amount of assets under management, negatively impacting revenue and net income. Investment performance is critical to our success. Poor investment performance on an absolute basis or as compared to third-party benchmarks or competitor products could lead to a decrease in sales and stimulate higher redemptions, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. A decline in investment performance of any investment franchise could have a material adverse effect on the level of assets under management, revenue and net income of that franchise. Past or present performance in the investment products we manage is not indicative of future performance.

Failure to maintain adequate business continuity plans could have a material adverse impact on us and our products. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston, Massachusetts include trading operations, information technology, fund administration, and custody and portfolio accounting services for the Company’s products. Should we, or our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused but impact our industry.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Under this new systemic risk regulation regime, the Company could be designated a systemically important financial institution (“SIFI”). If the Company were designated a SIFI by FSOC, it could be subject to enhanced prudential measures including capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, supervisory and other requirements, which, individually or in the aggregate, could adversely impact the Company’s business and operations. Additional regulatory guidance is needed in order to determine whether or not the Company would be designated a SIFI. Due to the broad scope of the Dodd-Frank Act, we are not able to predict all of the specific requirements to which a SIFI would be subject.

In February 2012, the Commodity Futures Trading Commission (“CFTC”) adopted certain amendments to existing rules that required additional registration for our mutual funds and certain other products we sponsor to use futures, swaps or other derivatives without additional registration. Eaton Vance Management and Boston Management and Research, both subsidiaries of the Company, as registered entities, registered as Commodity Pool Operators as of January 1, 2013. The Company may incur ongoing costs associated with complying with the periodic reporting requirements of Commodity Pool Operators.

Global regulations on over-the-counter (“OTC”) derivatives are evolving, including proposed rules under the Dodd-Frank Act relating to central clearing counterparties, trade reporting and repositories. There is uncertainty related to the requirements under these new regulations and the extent to which they will impact current trading strategies.

These new laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2013:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2013 through February 28, 2013	1,613	$38.19	1,613	3,489,342
March 1, 2013 through March 31, 2013	33,080	$39.22	33,080	3,456,262
April 1, 2013 through April 30, 2013	208,029	$38.84	208,029	3,248,233
Total	242,722	$38.88	242,722	3,248,233

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 7, 2013
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

