Form 10-Q
period 2013-07-31
EATON VANCE CORP
filed 2013-09-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2013

or

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

Shares outstanding as of July 31, 2013:

Voting Common Stock – 399,240 shares

Non-Voting Common Stock – 120,938,397 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2013 and for the

Three and Nine Month Periods Ended July 31, 2013

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2013	2012

Assets

Cash and cash equivalents	$379,414	$462,076
Investment advisory fees and other receivables	161,237	133,589
Investments	545,474	486,933
Assets of consolidated collateralized loan obligation ("CLO") entity:
Cash and cash equivalents	58,300	36,758
Bank loans and other investments	245,991	430,583
Other assets	2,237	1,107
Deferred sales commissions	18,859	19,336
Deferred income taxes	57,422	51,234
Equipment and leasehold improvements, net	49,713	54,889
Intangible assets, net	76,892	59,228
Goodwill	228,876	154,636
Other assets	85,942	89,122
Total assets	$1,910,357	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Balance Sheets (unaudited) (continued)
	July 31,	October 31,
(in thousands, except share data)	2013	2012

Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$133,686	$145,338
Accounts payable and accrued expenses	58,645	59,397
Dividend payable	24,273	23,250
Debt	573,460	500,000
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	291,175	446,605
Other liabilities	421	766
Other liabilities	77,411	91,785
Total liabilities	1,159,071	1,267,141

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	97,051	98,765

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 413,167 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 120,938,397 and 115,878,384 shares, respectively	472	453
Additional paid-in capital	134,464	26,730
Notes receivable from stock option exercises	(6,861)	(4,155)
Accumulated other comprehensive income	686	3,923
Appropriated retained earnings	13,107	18,699
Retained earnings	511,034	566,420
Total Eaton Vance Corp. shareholders' equity	652,904	612,072
Non-redeemable non-controlling interests	1,331	1,513
Total permanent equity	654,235	613,585
Total liabilities, temporary equity and permanent equity	$1,910,357	$1,979,491

See notes to Consolidated Financial Statements.

Eaton Vance Corp.
Consolidated Statements of Income (unaudited)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2013	2012	2013	2012
Revenue:
Investment advisory and administrative fees	$293,589	$244,655	$833,791	$732,995
Distribution and underwriter fees	22,681	22,066	67,597	67,132
Service fees	32,259	30,760	94,521	95,124
Other revenue	1,832	1,290	4,661	3,896
Total revenue	350,361	298,771	1,000,570	899,147
Expenses:
Compensation and related costs	115,379	94,700	334,220	288,949
Distribution expense	35,452	32,670	104,645	97,958
Service fee expense	29,013	28,165	86,488	84,926
Amortization of deferred sales commissions	4,983	4,593	14,518	15,946
Fund-related expenses	8,230	7,205	23,728	20,446
Other expenses	38,454	36,422	109,371	104,275
Total expenses	231,511	203,755	672,970	612,500
Operating income	118,850	95,016	327,600	286,647
Non-operating income (expense):
(Losses) gains and other investment income, net	(8,027)	1,927	2,223	12,900
Interest expense	(9,167)	(8,525)	(26,309)	(25,350)
Loss on extinguishment of debt	(52,886)	-	(52,886)	-
Other income (expense) of consolidated
CLO entity:
Gains and other investment income, net	1,704	12,872	7,881	32,047
Interest expense	(2,939)	(4,399)	(10,211)	(12,844)
Total non-operating (expense) income	(71,315)	1,875	(79,302)	6,753
Income before income taxes and equity in net income of affiliates	47,535	96,891	248,298	293,400
Income taxes	(25,137)	(34,379)	(99,270)	(104,730)
Equity in net income of affiliates, net of tax	2,652	175	9,269	1,657
Net income	25,050	62,687	158,297	190,327
Net income attributable to non-controlling and other beneficial interests	(1,847)	(12,481)	(21,608)	(39,980)
Net income attributable to Eaton Vance Corp. shareholders	$23,203	$50,206	$136,689	$150,347
Earnings per share:
Basic	$0.19	$0.44	$1.12	$1.30
Diluted	$0.18	$0.43	$1.07	$1.27
Weighted average shares outstanding:
Basic	117,594	112,110	116,399	112,354
Diluted	123,872	114,591	122,155	115,031
Dividends declared per share	$0.20	$0.19	$1.60	$0.57

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months		Nine Months
	Ended		Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Net income	$25,050	$62,687	$158,297	$190,327
Other comprehensive income (loss):
Change in unrealized gains on derivative instruments, net of income taxes of $788, $0, $788 and $0, respectively	1,227	-	1,227	-
Amortization of net (gains) losses on derivatives, net of income taxes of $320, $39, $399 and $118, respectively	698	73	842	217
Unrealized holding gains (losses) on available-for-sale investments, net of income taxes of $(229), $95, $874 and $(932), respectively	370	(156)	(1,426)	1,526
Foreign currency translation adjustments, net of income taxes of $1,760, $233, $2,386 and $252, respectively	(2,860)	(384)	(3,880)	(453)
Other comprehensive (loss) income, net of tax	(565)	(467)	(3,237)	1,290
Total comprehensive income	24,485	62,220	155,060	191,617
Comprehensive income attributable to non-controlling and other beneficial interests	(1,847)	(12,481)	(21,608)	(39,980)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$22,638	$49,739	$133,452	$151,637

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(5,592)	136,689	3,964	135,061	23,236
Other comprehensive loss	-	-	-	-	(3,237)	-	-	-	(3,237)	-
Dividends declared	-	-	-	-	-	-	(192,075)	-	(192,075)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	18	98,968	(4,734)	-	-	-	-	94,252	-
Under employee stock purchase plan	-	1	3,516	-	-	-	-	-	3,517	-
Under employee incentive plan	-	-	2,079	-	-	-	-	-	2,079	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	40,446	-	-	-	-	-	40,446	-
Tax benefit of stock option exercises	-	-	15,682	-	-	-	-	-	15,682	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(5)	(48,157)	-	-	-	-	-	(48,162)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,028	-	-	-	-	2,028	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,922)	(3,922)	63,796
Deconsolidation	-	-	-	-	-	-	-	-	-	(61,023)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(46,601)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(4,727)	-	-	-	-	-	(4,727)	4,727
Balance, July 31, 2013	$2	$472	$134,464	$(6,861)	$686	$13,107	$511,034	$1,331	$654,235	$97,051

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained (Deficit) Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	16,352	150,347	2,747	169,446	20,881
Other comprehensive income	-	-	-	-	1,290	-	-	-	1,290	-
Dividends declared	-	-	-	-	-	-	(65,867)	-	(65,867)	-
Issuance of Voting Common Stock	-	-	56	-	-	-	-	-	56	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	4	17,328	(211)	-	-	-	-	17,121	-
Under employee stock purchase plan	-	1	3,653	-	-	-	-	-	3,654	-
Under employee incentive plan	-	-	2,068	-	-	-	-	-	2,068	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	42,819	-	-	-	-	-	42,819	-
Tax benefit of stock option exercises	-	-	2,228	-	-	-	-	-	2,228	-
Repurchase of Non-Voting Common Stock	-	(12)	(65,210)	-	-	-	(11,364)	-	(76,586)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	764	-	-	-	-	764	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,613)	(2,613)	29,751
Deconsolidation	-	-	-	-	-	-	-	-	-	(21,586)
Reclass to temporary equity	-	-	-	-	-	-	-	(132)	(132)	132
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(19,864)
Other changes in non-controlling interests	-	-	(2,942)	-	-	-	-	-	(2,942)	2,942
Balance, July 31, 2012	$2	$448	$-	$(3,888)	$2,630	$12,485	$540,047	$891	$552,615	$113,080

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2013	2012

Cash Flows From Operating Activities:
Net income	$158,297	$190,327
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	19,673	19,007
Unamortized gain on derivative instrument	2,015	-
Amortization of deferred sales commissions	14,575	15,973
Stock-based compensation	40,446	42,819
Deferred income taxes	(4,117)	(7,315)
Net gains on investments and derivatives	(399)	(7,786)
Equity in net income of affiliates, net of amortization	(10,834)	(2,642)
Dividends received from affiliates	13,218	11,117
Loss on extinguishment of debt	52,886	-
Consolidated CLO entity operating activities:
Net losses (gains) on bank loans, other investments and note obligations	4,197	(15,366)
Amortization of investments	(584)	(790)
Net decrease in other assets and liabilities, including cash	(23,119)	(19,655)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(21,852)	3,469
Investments in trading securities	(194,121)	(72,400)
Deferred sales commissions	(14,098)	(8,462)
Other assets	28,424	(169)
Accrued compensation	(13,547)	(27,307)
Accounts payable and accrued expenses	(4,587)	6,027
Other liabilities	(46,702)	17,941
Net cash (used for) provided by operating activities	(229)	144,788

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(4,220)	(2,928)
Net cash paid in acquisition	(86,429)	(12,334)
Cash paid for intangible assets	(300)	(200)
Proceeds from sales of investments	71,414	72,597
Purchase of investments	(747)	(21,624)
Consolidated CLO entity investing activities:
Proceeds from sales and maturities of bank loans and other investments	192,036	182,784
Purchase of bank loans and other investments	(6,547)	(163,037)
Net cash provided by investing activities	165,207	55,258

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2013	2012

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(43,507)	(19,864)
Proceeds from issuance of subsidiary equity	1,092	-
Line of credit issuance costs	-	(1,192)
Long-term debt issuance costs	(3,012)	-
Proceeds from issuance of long-term debt	323,440	-
Repayment of long-term debt	(250,000)	-
Loss on extinguishment of debt	(52,886)	-
Proceeds from issuance of Voting Common Stock	-	56
Proceeds from issuance of Non-Voting Common Stock	99,853	22,848
Repurchase of Voting Common Stock	(73)	-
Repurchase of Non-Voting Common Stock	(48,162)	(76,586)
Principal repayments on notes receivable from stock option exercises	2,028	764
Excess tax benefit of stock option exercises	15,682	2,228
Dividends paid	(191,266)	(65,950)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	59,874	27,138
Consolidated CLO entity financing activities:
Principal repayments of senior notes	(159,942)	-
Net cash used for financing activities	(246,879)	(110,558)
Effect of currency rate changes on cash and cash equivalents	(761)	(219)
Net (decrease) increase in cash and cash equivalents	(82,662)	89,269
Cash and cash equivalents, beginning of period	462,076	510,913
Cash and cash equivalents, end of period	$379,414	$600,182
Supplemental Cash Flow Information:
Cash paid for interest	$20,473	$24,524
Cash paid for interest by consolidated CLO entity	11,069	13,584
Cash paid for income taxes, net of refunds	115,502	117,829
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$438	$174
Exercise of stock options through issuance of notes receivable	4,734	211
Non-controlling interest call option recorded in other liabilities	3,096	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(59,889)	$(23,639)
Decrease in non-controlling interests	(61,023)	(21,586)

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

3.   New Accounting Standards Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for any net operating loss carryforward, similar tax loss or tax credit carryforward unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The new guidance will be effective for the Company on November 1, 2014. The Company does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

Investment Companies

In June 2013, the FASB issued a final standard amending the current criteria for an entity to qualify as an investment company, creating new disclosure requirements and amending the measurement criteria for certain interests in other investment companies. The Company is evaluating the impact of this amendment and will adopt the new guidance on November 1, 2015.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company is evaluating the impact of this change and will adopt the new guidance on November 1, 2014.

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

4.   Consolidated Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets and classified as investment securities, trading, at July 31, 2013 and October 31, 2012. Net investment income related to consolidated sponsored funds was included in (losses) gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that are included on the Company’s Consolidated Balance Sheets at July 31, 2013 and October 31, 2012 as well as the Company’s net interest in these funds:

(in thousands)	July 31, 2013	October 31, 2012
Investments	$181,275	$157,405
Other assets	6,491	5,594
Other liabilities	(19,051)	(16,928)
Redeemable non-controlling interests	(35,304)	(20,072)
Net interest in consolidated sponsored funds(1)	$133,411	$125,999

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

In both the nine months ended July 31, 2013 and 2012, the Company deconsolidated a total of five sponsored funds.

5.   Investments

The following is a summary of investments at July 31, 2013 and October 31, 2012:

(in thousands)	July 31, 2013	October 31, 2012
Investment securities, trading:
Cash management assets	$10,477	$-
Consolidated sponsored funds	181,275	157,405
Separately managed accounts	57,373	32,848
Total investment securities, trading	249,125	190,253
Investment securities, available-for-sale	17,457	31,148
Investment in non-consolidated CLO entity	317	350
Investments in equity method investees	271,044	257,652
Investments, other	7,531	7,530
Total investments(1)	$545,474	$486,933

(1)	Excludes the Company's investment in its consolidated CLO entity, which is discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of cash management assets held by the Company, including certificates of deposit, commercial paper and corporate debt securities with original maturities ranging from three months up to twenty-four months, and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation, but rather an individual portfolio of securities in the Company’s name managed to establish an investment track record. As a result, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading investments for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at July 31, 2013 and October 31, 2012:

(in thousands)	July 31, 2013	October 31, 2012
Cash management assets	$10,477	$-
Debt securities - consolidated sponsored funds and separately managed accounts	148,426	70,805
Equity securities - consolidated sponsored funds and separately managed accounts	90,222	119,448
Total investment securities, trading	$249,125	$190,253

The Company seeds new investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. New investment strategies may be seeded as either sponsored funds or separately managed accounts. During the nine months ended July 31, 2013, the Company seeded investments in 10 sponsored funds and 15 separately managed accounts; during the nine months ended July 31, 2012, the Company seeded investments in 14 sponsored funds and 4 separately managed accounts.

The Company recognized trading (losses) gains related to trading securities still held at the reporting date of $(5.0) million and $(1.0) million for the three months ended July 31, 2013 and 2012, respectively, and $10.9 million and $5.8 million for the nine months ended July 31, 2013 and 2012, respectively.

Investment securities, available-for-sale

Investment securities, available-for-sale, consist exclusively of seed investments in certain sponsored funds, privately offered equity funds and closed-end funds, where the company has less than a 20 percent interest in the fund. The following is a summary of the gross unrealized gains and (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at July 31, 2013 and October 31, 2012:

July 31, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$10,939	$6,609	$(91)	$17,457

October 31, 2012		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$22,331	$8,835	$(18)	$31,148

Net unrealized holding gains (losses) on investment securities, available-for-sale, included in other comprehensive (loss) income were $0.6 million and $(0.3) million for the three months ended July 31, 2013 and 2012, respectively, and $(2.3) million and $2.5 million for the nine months ended July 31, 2013 and 2012, respectively.

The Company reviewed gross unrealized losses of $91,000 as of July 31, 2013 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $1.2 million at July 31, 2013. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Gains	$415	$41	$5,666	$288
Losses	(235)	(230)	(235)	(353)
Net realized gains (losses)	$180	$(189)	$5,431	$(65)

Investments in equity method investees

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor that provides discretionary management of equity and tactical asset allocations using a predominantly top-down investment style. The Company accounted for the purchase using the equity method. As of July 31, 2013, the investment in Hexavest was comprised of $5.0 million of equity in the net assets of Hexavest, intangible assets of $39.7 million, goodwill of $142.6 million and a deferred tax liability of $10.7 million, for a total carrying value of $176.6 million. As of October 31, 2012, the investment in Hexavest was comprised of $3.4 million of equity in the net assets of Hexavest, intangible assets of $42.7 million, goodwill of $146.6 million and a deferred tax liability of $11.5 million, for a total carrying value of $181.2 million. The Company will be obligated to make two additional payments in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds in the first and second twelve-month periods following the closing. These payments, if made, will be considered goodwill and will be recorded as additions to the carrying amount of the equity method investment. The Company’s interest in finite-lived intangible assets acquired in the transaction is being amortized over an estimated useful life of seventeen years.

In connection with the transaction, the Company also acquired an option, executable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.1 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at July 31, 2013 and October 31, 2012.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $5.0 million and $9.8 million at July 31, 2013 and October 31, 2012, respectively.

The Company had equity-method investments in the following sponsored funds as of July 31, 2013 and October 31, 2012:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	July 31,	October 31,	July 31,	October 31,
(dollar amounts in thousands)	2013	2012	2013	2012

Eaton Vance Atlanta Capital Select Equity Fund	39%	-	$23,835	$-
Eaton Vance Hexavest Global Equity Fund	35%	-	23,308	-
Eaton Vance Real Estate Fund	39%	48%	13,465	16,494
Eaton Vance Municipal
Opportunities Fund	32%	-	10,250	-
Eaton Vance Focused Value
Opportunities Fund	39%	-	6,609	-
Eaton Vance Focused Growth
Opportunities Fund	41%	-	6,416	-
Eaton Vance Tax-Advantaged Bond
Strategies Long Term Fund	28%	31%	5,609	10,346
Eaton Vance Richard Bernstein
All Asset Strategy Fund	-	44%	-	23,341
AGF Floating Rate Income Fund	-	21%	-	15,334
Parametric Structured Currency Fund	-	33%	-	1,043
Total			$89,492	$66,558

(1)	The carrying value of equity method investments in Eaton Vance-managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and nine months ended July 31, 2013 and 2012, respectively.

During the nine months ended July 31, 2013 and 2012, the Company received dividends of $13.2 million and $11.1 million, respectively, from its investments in equity method investees.

6.   Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2013 and October 31, 2012:

July 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$99,310	$3,700	$-	$-	$103,010
Investments:
Investment securities, trading:
Cash management assets	-	10,477	-	-	10,477
Debt - consolidated sponsored funds and separately managed accounts	74,601	73,825	-	-	148,426
Equity - consolidated sponsored funds and separately managed accounts	52,137	38,085	-	-	90,222
Investment securities, available-for-sale	12,099	5,358	-	-	17,457
Investment in non-consolidated CLO entity(1)	-	-	-	317	317
Investments in equity method investees(2)	-	-	-	271,044	271,044
Investments, other(3)	-	61	-	7,470	7,531
Derivative instruments	-	1,302	-	-	1,302
Assets of consolidated CLO entity:
Cash equivalents	56,725	-	-	-	56,725
Bank loans and other investments	-	242,946	3,045	-	245,991
Total financial assets	$294,872	$375,754	$3,045	$278,831	$952,502

Financial liabilities:
Derivative instruments	$-	$6,668	$-	$-	$6,668
Securities sold, not yet purchased	-	1,572	-	-	1,572
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,635	288,540	-	291,175
Total financial liabilities	$-	$10,875	$288,540	$-	$299,415

October 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$16,390	$139,469	$-	$-	$155,859
Investments:
Investment securities, trading – debt	4,512	66,293	-	-	70,805
Investment securities, trading – equity	87,991	31,457	-	-	119,448
Investment securities, available-for-sale	26,736	4,412	-	-	31,148
Investment in non-consolidated CLO entity(1)	-	-	-	350	350
Investments in equity method investees(2)	-	-	-	257,652	257,652
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	2,229	-	-	2,229
Assets of consolidated CLO entity:
Cash equivalents	34,561	-	-	-	34,561
Bank loans and other investments	98	428,282	2,203	-	430,583
Total financial assets	$170,288	$672,202	$2,203	$265,472	$1,110,165

Financial liabilities:
Derivative instruments	$-	$788	$-	$-	$788
Securities sold, not yet purchased	-	26,142	-	-	26,142
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,659	443,946	-	446,605
Total financial liabilities	$-	$29,589	$443,946	$-	$473,535

(1)	The Company’s investment in this CLO entity is measured at fair value on a non-recurring basis using Level 3 inputs. The investment is carried at amortized cost unless facts and circumstances indicate that the investment has been impaired, at which time the investment is written down to fair value. There was no re-measurement of this asset during the nine month period ended July 31, 2013 or the twelve month period ended October 31, 2012.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other include investments carried at cost that are not measured at fair value in accordance with GAAP.

Valuation methodologies

The following is a description of the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis as well as the general classification of those assets and liabilities pursuant to the valuation hierarchy:

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, government and agency securities, commercial paper and certificates of deposit. Money market funds are valued using published net asset values and are classified as Level 1 within the valuation hierarchy. Government and agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the valuation hierarchy. The carrying amounts of commercial paper and certificates of deposit are valued at amortized cost, which approximates market value, and are generally classified as Level 2 within the valuation hierarchy.

Investment securities, trading – cash management assets

Investment securities, trading – corporate cash management assets consist of certificates of deposit, commercial paper and corporate debt obligations with original maturities from three months to twenty-four months. Debt obligations are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Depending on the nature of the inputs, investment securities, trading – corporate cash management assets are generally classified as Level 1 or 2 within the valuation hierarchy.

Investment securities, trading – debt-consolidated funds and separately managed accounts

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

Investment securities, trading – equity-consolidated funds and separately managed accounts

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

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2013	2012	2013	2012
Transfers from Level 1 into Level 2(1)	$237	$7,861	$43	$18,104
Transfers from Level 2 into Level 1(2)	149	-	1,332	-

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended		Three Months Ended
	July 31, 2013		July 31, 2012
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$2,819	$365,460	$2,150	$483,062
Net gains (losses) on investments and note obligations included in net income(1)	(101)	(720)	(139)	(8,599)
Principal paydown	-	(76,200)	-	-
Transfers into Level 3(2)	327	-	122	-
Transfers out of Level 3(3)	-	-	(15)	-
Ending balance	$3,045	$288,540	$2,118	$474,463
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(101)	$(720)	$(139)	$(8,599)

	Nine Months Ended		Nine Months Ended
	July 31, 2013		July 31, 2012
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$2,203	$443,946	$5,910	$477,699
Net gains (losses) on investments and note obligations included in net income(1)	(80)	4,536	(139)	(603)
Principal paydown	-	(159,942)	-	-
Transfers into Level 3(2)	922	-	137	-
Transfers out of Level 3(3)	-	-	(3,790)	(2,633)
Ending balance	$3,045	$288,540	$2,118	$474,463
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(80)	$4,536	$(139)	$(603)

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entity are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of a second lien term loan. Fair value was determined utilizing a discounted cash flow analysis.
(3)	Transfers out of Level 3 into Level 2 were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at July 31, 2013 and October 31, 2012:

July 31, 2013		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

Senior and subordinated note obligations	$288,540	Income approach	Prepayment rate Recovery rate Default rate Discount rate	30 percent 70 percent 200 bps 110-475 bps

October 31, 2012		Valuation	Unobservable
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:

Senior and subordinated note obligations	$443,946	Income approach	Prepayment rate Recovery rate Default rate Discount rate	30 percent 70 percent 200 bps 135-700 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. Recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes. Prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

7.   Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

On June 25, 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year Senior Notes due in June 2023 (the “2023 Senior Notes”). In anticipation of the offering, the Company entered into a forward-starting interest rate swap intended to hedge changes in the benchmark interest rate between the time at which the decision was made to issue the debt and the pricing of the securities. The benchmark interest rate increased during this time and the Company received payment to settle the hedge for a gain of $2.0 million. At termination, the hedge was determined to be an effective cash flow hedge and the $2.0 million gain was recorded in other comprehensive (loss) income, net of taxes of $0.8 million. The gain recorded in other comprehensive (loss) income will be reclassified to earnings as a component of interest expense over the term of the debt. During the three months ended July 31, 2013, approximately $25,000 of this deferred gain was reclassified into interest expense. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the nine months ended July 31, 2013 and 2012, the Company reclassified into interest expense $0.3 million of the loss on a Treasury lock transaction in connection with the Company’s 2007 issuance of ten-year Senior notes due in October 2017 (the “2017 Senior Notes”). The Company also recognized an additional $0.9 million in interest expense to accelerate the amortization of the treasury lock tied to the portion of the 2017 Senior Notes retired on June 28, 2013. At July 31, 2013, the remaining unamortized loss on the Treasury lock was $0.9 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

In June 2013, the Company entered into a reverse treasury lock in conjunction with the Company’s tender offer to purchase up to $250 million of its outstanding 6.5 percent Senior Notes due in October 2017 (the “2017 Senior Notes”). The transaction effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to note holders in conjunction with the repurchase of the 2017 Senior Notes tendered. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding and the Company recognized a $3.1 million loss upon termination in June. This loss was included in (losses) gains and other investment income, net in the Company’s Consolidated Statement of Income.

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk exposure and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes.

At July 31, 2013, the Company had 36 foreign exchange contracts outstanding with one counterparty with an aggregate notional value of $53.6 million; 2,824 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $192.2 million; and 245 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $12.6 million.

The following tables present the fair value of derivative instruments not designated as hedging instruments as of July 31, 2013 and October 31, 2012:

July 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$767	Other liabilities	$90
Stock index futures contracts	Other assets	202	Other liabilities	6,407
Commodity futures contracts	Other assets	333	Other liabilities	171
Total		$1,302		$6,668

October 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$226	Other liabilities	$300
Stock index futures contracts	Other assets	1,505	Other liabilities	367
Commodity futures contracts	Other assets	498	Other liabilities	121
Total		$2,229		$788

The following is a summary of the net (losses) gains recognized in income for the three and nine months ended July 31, 2013 and 2012:

	Income Statement	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	Location	2013	2012	2013	2012
Foreign exchange contracts	(Losses) gains and other investment income, net	$1,212	$299	$2,406	$727

Stock index futures contracts	(Losses) gains and other investment income, net	(3,028)	616	(21,939)	(9,285)

Commodity futures contracts	(Losses) gains and other investment income, net	483	56	1,177	1,069

Interest rate contracts	(Losses) gains and other investment income, net	(3,075)	-	(3,075)	-
Total		$(4,408)	$971	$(21,431)	$(7,489)

8.   Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2013 and October 31, 2012:

	July 31, 2013			October 31, 2012
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$7,470	$7,470	3	$7,470	$7,470	3
Other assets	$8,075	$8,075	3	$8,307	$8,307	3
Debt	$573,460	$601,121	2	$500,000	$604,316	2

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

Included in other assets is a five-year option to acquire an additional 26 percent interest in Hexavest. The $8.1 million carrying value of this option approximates fair value. The fair value of the option is determined using a Monte Carlo model which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The inputs to the model are considered Level 3.

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

Investments in VIEs that are consolidated

Sponsored funds

From time to time the Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds, and these waivers are disclosed in Note 20.

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

The following tables present, as of July 31, 2013 and October 31, 2012, the fair value of the consolidated CLO entity’s assets and liabilities subject to fair value accounting:

July 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$241,835	$908	$311,580
Unpaid principal balance over fair value	(2,166)	(570)	(20,405)
Fair value	$239,669	$338	$291,175

October 31, 2012
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$425,153	$500	$471,546
Unpaid principal balance over fair value	(863)	(485)	(24,941)
Fair value	$424,290	$15	$446,605

During the three months ended July 31, 2013 and 2012, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net losses of $2.2 million and $1.1 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net gains of $0.7 million and $8.5 million, respectively. The combined net losses of $1.5 million and net gains of $7.4 million for the three months ended July 31, 2013 and 2012, respectively, were recorded as gains and other investment income, net, of the consolidated CLO entity in the Company’s Consolidated Statement of Income for those periods.

During the nine months ended July 31, 2013 and 2012, the changes in the fair values of the CLO entity’s bank loans and other investments resulted in net gains of $0.3 million and $14.8 million, respectively, while changes in the fair value of the CLO’s note obligations resulted in net losses of $4.5 million and net gains of $0.6 million, respectively. The combined net losses of $4.2 million and net gains of $15.4 million for the nine months ended July 31, 2013 and 2012, respectively, were recorded as gains and other investment income, net, of the consolidated CLO entity in the Company’s Consolidated Statement of Income for those periods.

Substantially all gains (losses) related to the CLO entity’s bank loans, other investments and note obligations recorded in earnings for the periods were attributable to changes in instrument-specific credit risk.

The CLO entity’s note obligations bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by the CLO entity mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the nine months ended July 31, 2013, $159.9 million of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate the CLO entity, provided there is sufficient value to repay the senior notes in full.

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net and as interest expense in other income (expense) of the consolidated CLO entity in the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2013 and 2012, respectively.

The following carrying amounts related to the consolidated CLO entity were included in the Company’s Consolidated Balance Sheets at July 31, 2013 and October 31, 2012:

	July 31,	October 31,
(in thousands)	2013	2012
Assets of consolidated CLO entity:
Cash and cash equivalents	$58,300	$36,758
Bank loans and other investments	245,991	430,583
Other assets	2,237	1,107
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	291,175	446,605
Other liabilities	421	766
Appropriated retained earnings	13,107	18,699
Net interest in consolidated CLO entity	$1,825	$2,378

The Company had a subordinated interest in the consolidated CLO entity of $1.5 million and $1.9 million as of July 31, 2013 and October 31, 2012, respectively, which was eliminated in consolidation.

For the three months ended July 31, 2013 and 2012, the Company recorded a net loss of $1.3 million and net income of $8.4 million, respectively, related to the consolidated CLO entity. The Company recorded a $2.4 million net loss attributable to other beneficial interests and $7.5 million of net income attributable to other beneficial interests for three months ended July 31, 2013 and 2012, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp. shareholders included $1.0 million and $0.9 million related to the consolidated CLO entity for each of the three months ended July 31, 2013 and 2012, respectively.

For the nine months ended July 31, 2013 and 2012, the Company recorded a net loss of $2.6 million and net income of $18.9 million, respectively, related to the consolidated CLO entity. The Company recorded a $5.6 million net loss attributable to other beneficial interests and $16.4 million of net income attributable to other beneficial interests for the nine months ended July 31, 2013 and 2012, respectively, reflecting the interests of third-party note holders of the consolidated CLO entity. Net income attributable to Eaton Vance Corp.

shareholders included $2.9 million and $2.5 million related to the consolidated CLO entity for each of the nine months ended July 31, 2013 and 2012, respectively.

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

Non-consolidated CLO entities

The Company is not deemed the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, although it has variable interests in each entity by virtue of its residual interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of or a right to receive benefits from any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest (in each instance representing less than 6 percent of the residual interest tranche and less than 1 percent of the total capital of the entity) and the overall magnitude and design of the collateral management fees within each structure.

These non-consolidated entities had total assets of $1.8 billion as of July 31, 2013 and October 31, 2012. The Company’s investment in these entities totaled $0.3 million and $0.4 million as of July 31, 2013 and October 31, 2012, respectively, and collateral management fees receivable for these entities totaled $2.1 million and $2.0 million on July 31, 2013 and October 31, 2012, respectively. In the first nine months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of July 31, 2013.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from non-consolidated CLO entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.6 billion and $9.0 billion as of July 31, 2013 and October 31, 2012, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $5.4 million and $4.4 million on July 31, 2013 and October 31, 2012, respectively, and investment advisory fees receivable totaling $0.5 million and $0.4 million on July 31, 2013 and October 31, 2012, respectively. In the first nine months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of July 31, 2013.

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

In conjunction with the purchase, the Company recorded $24.5 million of intangible assets, which consist primarily of client relationship intangible assets acquired. The client relationship intangible assets will be amortized over an eighteen-year period. The Company also recorded goodwill of $60.1 million, which is deductible for tax purposes. During the three months ended July 31, 2013, revenue and earnings from Clifton were $7.2 million and $2.1 million, respectively. During the nine months ended July 31, 2013, revenue and earnings from Clifton were $15.6 million and $4.3 million, respectively.

Tax Advantaged Bond Strategies (“TABS”)

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York, for cash and future consideration. During the first quarter of fiscal 2013, the Company made a contingent payment of $14.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2012. The payment increased goodwill by $14.1 million. The Company will be obligated to make three additional annual contingent payments to certain remaining members of the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

Parametric

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric employees under a long-term equity incentive plan of that entity increased to 4.9 percent on July 31, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on July 31, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests in Parametric held by the Company increased to 98.1 percent and 93.3 percent, respectively, on July 31, 2013, reflecting the transactions described above.

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

On June 18, 2013, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell units representing a 10 percent ownership interest in Parametric Risk Advisors for $3.1 million. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2013. Upon execution of the call option, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transaction is anticipated to settle on November 1, 2013 and will increase the Company’s ownership interest from 70 percent to 80 percent.

11.   Intangible Assets

The following is a summary of intangible assets at July 31, 2013 and October 31, 2012:

July 31, 2013
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(65,394)	$68,533
Intellectual property acquired	1,000	(174)	826
Trademark acquired	900	(75)	825

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(65,643)	$76,892

October 31, 2012
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$110,327	$(58,681)	$51,646
Intellectual property acquired	1,000	(126)	874

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$118,035	$(58,807)	$59,228

Amortization expense was $2.4 million and $2.0 million for the three months ended July 31, 2013 and 2012 and $6.8 million and $6.0 million for the nine months ended July 31, 2013 and 2012, respectively. Estimated remaining amortization expense for the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2013	$2,359
2014	9,408
2015	9,183
2016	8,741
2017	8,628
2018	8,188

12.   Debt

Senior Notes

On June 25, 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023 (previously defined as the “2023 Senior Notes”), resulting in net proceeds of approximately $321.3 million after underwriting discounts and transaction fees. Interest is payable semi-annually in arrears on June 15th and December 15th of each year, commencing on December 15th, 2013. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company.

Tender Offer

On June 14, 2013, the Company announced a tender offer to purchase for cash up to $250.0 million in aggregate principal amount of its outstanding 2017 Senior Notes and ultimately accepted for purchase $250.0 million of the 2017 Senior Notes (“Tendered Notes”) on June 28, 2013. Pursuant to the terms of the Indenture that governs the 2017 Senior Notes, the consideration paid to the holders of the Tendered Notes, which totaled $301.5 million, was calculated as the sum of the present values of the remaining scheduled payments of principal and interest through October 2, 2017, discounted to June 28, 2013 using a reference U.S. Treasury security rate (0.625 percent U.S. Treasury Notes due September 30, 2017) plus 30 basis points. The holders of the Tendered Notes were also paid $3.9 million in interest that accrued from April 2, 2013 (the last interest payment date) through June 28, 2013.

The Company recognized a $52.9 million loss on extinguishment of debt, which includes the tender premium paid ($51.5 million excess of the Consideration Amount over the $250.0 million face amount of the 2017 Senior Notes tendered), acceleration of certain deferred financing costs and original issue discount associated with the Tendered Notes, and transaction costs associated with the tender offer.

13.   Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
2008 Plan:
Stock options	$3,316	$6,314	$10,841	$21,758
Restricted shares	8,102	6,014	24,539	18,021
Phantom stock units	109	67	382	190
Employee Stock Purchase Plan	859	318	1,235	426
Incentive Plan – Stock Alternative	110	25	308	151
Atlanta Capital Plan	352	232	1,055	695
Parametric Plan	823	595	2,468	1,768
Total stock-based compensation expense	$13,671	$13,565	$40,828	$43,009

The total income tax benefit recognized for stock-based compensation arrangements was $4.4 million and $4.1 million for the three months ended July 31, 2013 and 2012, respectively, and $14.9 million and $13.3 million for the nine months ended July 31, 2013 and 2012, respectively.

2008 Omnibus Incentive Plan (“2008 Plan”)

The 2008 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through July 31, 2013, 6.0 million restricted shares and options to purchase 14.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the nine months ended July 31, 2013 and 2012 using the Black-Scholes option pricing model were as follows:

33

	2013	2012
Weighted-average grant date fair value of options granted	$7.69	$6.69

Assumptions:
Dividend yield	2.8% to 5.5%	2.9% to 3.1%
Volatility	36% to 37%	35% to 36%
Risk-free interest rate	1.2% to 2.1%	1.0% to 1.6%
Expected life of options	7.1 years	7.2 years

Stock option transactions under the 2008 Plan and predecessor plans for the nine months ended July 31, 2013 are summarized in the below table.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,653	$26.90
Granted	2,271	28.41
Exercised	(4,703)	21.05
Forfeited/expired	(237)	29.70
Options outstanding, end of period	24,984	$28.11	4.9	$328,574
Options exercisable, end of period	16,114	$28.98	3.4	$204,875
Vested or expected to vest	24,629	$28.13	4.9	$323,626

The number of shares subject to option and the weighted-average exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan and predecessor plans to reflect the effect of a $1.00 per share special dividend declared and paid in December 2012.

The Company received $94.3 million and $17.1 million related to the exercise of options for the nine months ended July 31, 2013 and 2012, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the nine months ended July 31, 2013 and 2012 was $66.2 million and $10.4 million, respectively. The total fair value of options that vested during the nine months ended July 31, 2013 was $28.1 million.

As of July 31, 2013, there was $31.4 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Shares

Compensation expense related to restricted share grants is recorded over the forfeiture period of the restricted shares, as they are contingently forfeitable. As of July 31, 2013, there was $77.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.3 years.

A summary of the Company's restricted share activity for the nine months ended July 31, 2013 under the 2008 Plan and predecessor plans is summarized in the below table:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,233	$26.43
Granted	1,625	29.27
Vested	(767)	26.32
Forfeited	(133)	27.98
Unvested, end of period	3,958	$27.60

The total fair value of restricted stock that vested during the nine months ended July 31, 2013 and 2012 was $20.2 million and $12.6 million, respectively.

Phantom Stock Units

In the nine months ended July 31, 2013, 9,565 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the nine months ended July 31, 2013 and 2012 was $0.3 million and $0.2 million, respectively. As of July 31, 2013, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.1 years.

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

In the first nine months of fiscal 2013, the Company purchased and retired approximately 1.3 million shares of its Non-Voting Common Stock under the current repurchase authorization. Approximately 2.6 million additional shares may be repurchased under the current authorization.

15.   Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Non-operating income (expense):
Interest and other income	$909	$1,581	$4,936	$5,274
Net (losses) gains on investments and derivatives	(8,902)	106	(2,676)	7,786
Net foreign currency (losses) gains	(34)	240	(37)	(160)
(Losses) gains and other investment income, net	(8,027)	1,927	2,223	12,900
Interest expense	(9,167)	(8,525)	(26,309)	(25,350)
Loss on extinguishment of debt	(52,886)	-	(52,886)	-

Other income (expense) of consolidated
CLO entity:
Interest income	3,162	5,469	12,078	16,681
Net (losses) gains on bank loans, other investments and note obligations	(1,458)	7,403	(4,197)	15,366
Gains and other investment income, net	1,704	12,872	7,881	32,047
Interest expense	(2,939)	(4,399)	(10,211)	(12,844)
Total non-operating (expense) income	$(71,315)	$1,875	$(79,302)	$6,753

16.   Income Taxes

The provision for income taxes was $25.1 million and $34.4 million, or 52.9 percent and 35.5 percent of pre-tax income, for the three months ended July 31, 2013 and 2012, respectively. The provision for income taxes was $99.3 million and $104.7 million, or 40.0 percent and 35.7 percent of pre-tax income, for the nine months ended July 31, 2013 and 2012, respectively. The Company’s tax rate for the three and nine month periods ending July 31, 2013 was increased by 14.1 percent and 2.7 percent, respectively, due to the state tax settlement described below.

The provision for income taxes in the three and nine months ended July 31, 2013 and 2012 is comprised of federal, state, and foreign taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entity, other non-controlling interests and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of July 31, 2013 or October 31, 2012.

The Company is currently under audit by several states. The tax authority of one state previously provided the Company with draft work papers challenging a tax position in the Company’s previously filed tax returns. During the quarter ended July 31, 2013, the tax authority presented the Company with a settlement offer, which the Company accepted and executed on July 30, 2013. The settlement agreement stipulated a lump sum payment of $19.6 million to settle all matters relating to the tax authority's audit of the fiscal years ended

October 31, 2004 through October 31, 2009. The $19.6 million payment resulted in a net increase to income tax expense in the third quarter of fiscal 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

17.   Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interest holders totaled $1.8 million and $12.5 million for the three months ended July 31, 2013 and 2012, respectively, and $21.6 million and $40.0 million for the nine months ended July 31, 2013 and 2012, respectively.

The components of net income attributable to non-controlling and other beneficial interest holders for the three and nine months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Consolidated sponsored funds	$206	$(839)	$(3,886)	$(3,167)
Majority-owned subsidiaries	(4,007)	(3,354)	(11,596)	(10,465)
Non-controlling interest value adjustments(1)	(405)	(796)	(11,718)	(9,996)
Consolidated CLO entity	2,359	(7,492)	5,592	(16,352)
Net income attributable to non-controlling and other beneficial interests	$(1,847)	$(12,481)	$(21,608)	$(39,980)

(1) Relates to non-controlling interests redeemable at other than fair value.

18.   Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2013 and 2012 using the two-class method:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2013	2012	2013	2012
Net income attributable to Eaton Vance Corp. shareholders	$23,203	$50,206	$136,689	$150,347
Less: Allocation of earnings to participating restricted shares	793	1,423	6,258	4,213
Net income available to common shareholders	$22,410	$48,783	$130,431	$146,134
Weighted-average shares outstanding – basic	117,594	112,110	116,399	112,354
Incremental common shares	6,278	2,481	5,756	2,677
Weighted-average shares outstanding – diluted	123,872	114,591	122,155	115,031
Earnings per share:
Basic	$0.19	$0.44	$1.12	$1.30
Diluted	$0.18	$0.43	$1.07	$1.27

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 3.0 million and 14.4 million for the three months ended July 31, 2013 and 2012, respectively, and were approximately 3.0 million and 15.0 million for the nine months ended July 31, 2013 and 2012, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $13.9 million of the total $15.0 million of committed capital at July 31, 2013. The Company believes the remaining $1.1 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of July 31, 2013, the Company has $1.6 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

20.   Related Party Transactions

Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenue for services provided or related to these funds for the three and nine months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Investment advisory and administrative fees	$214,894	$183,469	$608,876	$555,622
Distribution fees	20,350	19,982	60,268	60,757
Service fees	32,259	30,760	94,521	95,124
Shareholder services fees	752	616	1,840	1,843
Other revenue	442	-	845	-
Total	$268,697	$234,827	$766,350	$713,346

For the three months ended July 31, 2013 and 2012, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.5 million and $2.1 million of investment advisory fees it was otherwise entitled to receive, respectively. For the nine months ended July 31, 2013 and 2012, the Company waived $6.9 million and $6.7 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) from investments in sponsored funds classified as available-for-sale for the three and nine months ended July 31, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Proceeds from sales	$2,927	$16,390	$42,217	$56,396
Net realized gains (losses)	180	(189)	5,431	(65)

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2013 and 2012, expenses of $5.5 million and $5.3 million, respectively, were incurred by the Company pursuant to these arrangements. For the nine months ended July 31, 2013 and 2012, expenses of $16.2 million and $14.0 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at July 31, 2013 and October 31, 2012 are receivables due from sponsored funds of $92.0 million and $84.4 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2014. Loans outstanding under the program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $6.9 million and $4.2 million at July 31, 2013 and October 31, 2012, respectively.

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

We are a market leader in a number of investment areas, including value equity, equity income, quality core and growth equity, systematic emerging market equity, floating-rate bank loan, municipal bond, investment grade, global and high-yield bond investing. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”) we offer a leading range of engineered portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlays and centralized portfolio management of multi-manager portfolios. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of July 31, 2013, we had $268.8 billion in assets under management.

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

Business Developments

The first nine months of fiscal 2013 was a period of favorable market action, as reflected by the 21.4 percent total return of the S&P 500 Index. Over the last twelve months, the S&P 500 Index has returned 25.0 percent.

The Company’s ending consolidated assets under management increased by $69.2 billion, or 35 percent, in the first nine months of fiscal 2013 to $268.8 billion on July 31, 2013, reflecting the acquisition of The Clifton Group Investment Management Company (“Clifton”) on December 31, 2012, strong net inflows into floating-rate income, alternative and implementation services mandates, and favorable market action. Average consolidated assets under management increased sequentially by $10.2 billion, or 4 percent, to $263.7 billion in the third quarter of fiscal 2013.

The Clifton acquisition, as anticipated, has had a significant impact on both our overall average effective fee rate and our average effective investment advisory and administrative fee rate in the first nine months of fiscal 2013. Upon acquisition, the Clifton business had an average effective fee rate of approximately 7 basis points. The acquisition reduced our overall average effective fee rate to 53 basis points and 54 basis points in the third quarter and first nine months of fiscal 2013, respectively, from 62 basis points in both the third quarter and first nine months of fiscal 2012. Our average effective investment advisory and administrative fee rate similarly decreased to 45 basis points and 46 basis points in the third quarter and first nine months of fiscal 2013, respectively, from 51 basis points in both the third quarter and first nine months of last year. The primary driver of our overall average effective fee rate continues to be the mix of assets by distribution channel and mandate.

Consolidated Assets under Management

Consolidated assets under management of $268.8 billion on July 31, 2013 increased $75.9 billion, or 39 percent, over the $192.9 billion of managed assets reported a year earlier. Consolidated assets under management on July 31, 2013 included $129.0 billion in long-term funds, $89.5 billion in institutional separate accounts, $19.1 billion in high-net-worth separate accounts, $30.9 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net inflows of $12.8 billion over the last twelve months reflect gross inflows of $40.6 billion offset by outflows of $27.7 billion. Long-term fund net inflows include $0.1 billion and

$0.2 billion raised in the initial public offerings of closed-end funds Eaton Vance Floating-Rate Income Plus Fund and Eaton Vance Municipal Income Term Trust in the third quarter and second quarter of fiscal 2013, respectively. Institutional separate account net inflows were $8.2 billion, high-net-worth separate account net inflows were $1.4 billion and retail managed account net inflows were $0.6 billion over the past twelve months. Clifton assets acquired totaled $34.8 billion and net price appreciation in managed assets increased assets under management by $18.1 billion over the last twelve months.

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

Consolidated Assets under Management by Investment Mandate (1) (4)

	July 31,				%
(in millions)	2013	% of Total	2012	% of Total	Change
Equity(2)	$90,774	34%	$80,260	42%	13%
Fixed income	45,821	17%	48,198	25%	-5%
Floating-rate income	38,170	14%	25,245	13%	51%
Alternative	16,098	6%	10,612	5%	52%
Implementation services(3)	77,673	29%	28,323	15%	174%
Cash management	219	0%	220	0%	0%
Total	$268,755	100%	$192,858	100%	39%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances include assets in balanced accounts holding income securities.
(3)	Balances include amounts reclassified from equity for the prior year period.
(4)	Assets under management for which we estimate fair value are not material to the total value of the assets we manage.

Equity and implementation services assets under management included $61.7 billion and $49.8 billion of assets managed for after-tax returns on July 31, 2013 and 2012, respectively. Fixed income assets included $26.7 billion and $28.9 billion of tax-exempt municipal bond assets on July 31, 2013 and 2012, respectively.

Net inflows totaled $8.8 billion in the third quarter of fiscal 2013 compared to net outflows of $1.4 billion in the third quarter of fiscal 2012. Long-term fund net inflows of $3.7 billion in the third quarter of fiscal 2013 reflect gross inflows of $11.6 billion, net of redemptions of $7.9 billion, as well as the $0.1 billion initial public offering of Eaton Vance Floating-Rate Income Plus Fund. Long-term fund net outflows of $2.3 billion in the third quarter of fiscal 2012 reflect gross inflows of $6.3 billion, net of redemptions of $8.6 billion.

Separate account net inflows totaled $5.2 billion in the third quarter of fiscal 2013, compared to $0.8 billion in the third quarter of fiscal 2012. Institutional separate account net inflows totaled $4.6 billion in the third quarter of fiscal 2013 compared to $0.3 billion in the third quarter of fiscal 2012, reflecting gross inflows of $13.5 billion and $2.3 billion in the third quarter of fiscal 2013 and 2012, respectively, net of redemptions of $8.9 billion and $2.0 billion, respectively. High-net-worth separate account net inflows of $0.4 billion in the third quarter of fiscal 2013 reflect gross inflows of $1.1 billion net of redemptions of $0.6 billion. In the third quarter of fiscal 2012, high-net-worth separate account gross inflows of $0.8 billion were offset by $0.5 billion of gross outflows. Retail managed account net inflows of $0.1 billion in the third quarter of fiscal 2013 reflect gross inflows of $1.9 billion, net of redemptions of $1.8 billion. In the third quarter of fiscal 2012, retail managed account gross inflows of $1.6 billion were offset by gross redemptions of $1.3 billion.

As of July 31, 2013, the Clifton division of Parametric managed $40.7 billion of client assets, an increase of 13 percent from the $36.0 billion of managed assets on April 30, 2013. Net inflows into Clifton-managed funds and accounts were $5.1 billion in the third quarter of fiscal 2013 and have totaled $5.0 billion since the Clifton acquisition closed on December 31, 2013. Clifton managed assets have increased by $5.9 billion, or 17 percent, from $34.8 billion at the date of acquisition. The managed assets and flows of Clifton since the date of acquisition are included in Eaton Vance consolidated totals and are reflected as assets and flows of Parametric.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2013 and 2012:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2013	2012	Change	2013	2012	Change
Equity assets - beginning of period(2)	$89,534	$86,040	4%	$80,782	$84,281	-4%
Sales and other inflows	4,056	3,551	14%	13,823	12,743	8%
Redemptions/outflows	(4,185)	(6,660)	-37%	(14,135)	(20,132)	-30%
Net flows	(129)	(3,109)	-96%	(312)	(7,389)	-96%
Assets acquired(4)	-	-	NM (3)	1,572	-	NM
Exchanges	46	(19)	NM	162	(32)	NM
Market value change	1,323	(2,652)	NM	8,570	3,400	152%
Equity assets - end of period	$90,774	$80,260	13%	$90,774	$80,260	13%
Fixed income assets - beginning of period	49,949	46,891	7%	49,003	43,708	12%
Sales and other inflows	2,065	2,886	-28%	8,732	9,139	-4%
Redemptions/outflows	(3,595)	(1,973)	82%	(10,318)	(6,702)	54%
Net flows	(1,530)	913	NM	(1,586)	2,437	NM
Assets acquired(4)	-	-	NM	472	-	NM
Exchanges	(277)	30	NM	(358)	70	NM
Market value change	(2,321)	364	NM	(1,710)	1,983	NM
Fixed income assets - end of period	$45,821	$48,198	-5%	$45,821	$48,198	-5%
Floating-rate income assets - beginning of period	33,679	24,847	36%	26,388	24,322	8%
Sales and other inflows	6,636	2,091	217%	15,987	5,212	207%
Redemptions/outflows	(2,152)	(1,535)	40%	(4,664)	(4,274)	9%
Net flows	4,484	556	706%	11,323	938	NM
Exchanges	169	5	NM	251	24	946%
Market value change	(162)	(163)	-1%	208	(39)	NM
Floating-rate income assets - end of period	$38,170	$25,245	51%	$38,170	$25,245	51%
Alternative assets - beginning of period	16,022	10,517	52%	12,864	10,650	21%
Sales and other inflows	2,348	1,343	75%	6,925	3,570	94%
Redemptions/outflows	(1,770)	(1,201)	47%	(3,785)	(3,440)	10%
Net flows	578	142	307%	3,140	130	NM
Assets acquired(4)	-	-	NM	650	-	NM
Exchanges	(22)	(13)	69%	(138)	(74)	86%
Market value change	(480)	(34)	NM	(418)	(94)	345%
Alternative assets - end of period	$16,098	$10,612	52%	$16,098	$10,612	52%
Implementation services assets - beginning of period (5)	70,966	28,852	146%	30,302	24,574	23%
Sales and other inflows	12,933	1,052	NM	26,663	4,980	435%
Redemptions/outflows	(7,504)	(996)	653%	(18,396)	(3,090)	495%
Net flows	5,429	56	NM	8,267	1,890	337%
Assets acquired(4)	-	-	NM	32,064	-	NM
Exchanges	-	-	NM	(14)	(1)	NM
Market value change	1,278	(585)	NM	7,054	1,860	279%
Implementation services assets - end of period	$77,673	$28,323	174%	$77,673	$28,323	174%
Long-term assets - beginning of period	260,150	197,147	32%	199,339	187,535	6%
Sales and other inflows	28,038	10,923	157%	72,130	35,644	102%
Redemptions/outflows	(19,206)	(12,365)	55%	(51,298)	(37,638)	36%
Net flows	8,832	(1,442)	NM	20,832	(1,994)	NM
Assets acquired(4)	-	-	NM	34,758	-	NM
Exchanges	(84)	3	NM	(97)	(13)	646%
Market value change	(362)	(3,070)	-88%	13,704	7,110	93%
Total long-term assets - end of period	$268,536	$192,638	39%	$268,536	$192,638	39%
Cash management fund assets - end of period	219	220	0%	219	220	0%
Total assets under management - end of period	$268,755	$192,858	39%	$268,755	$192,858	39%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances include assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Balances represent Clifton assets acquired on December 31, 2012.
(5)	Balances include amounts reclassified from equity for fiscal 2012.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2013	2012	Change	2013	2012	Change
Long-term fund assets - beginning of period	$127,014	$114,029	11%	$113,249	$111,705	1%
Sales and other inflows	11,597	6,266	85%	33,307	19,819	68%
Redemptions/outflows	(7,932)	(8,554)	-7%	(21,316)	(24,483)	-13%
Net flows	3,665	(2,288)	NM	11,991	(4,664)	NM
Assets acquired(2)	-	-	NM	638	-	NM
Exchanges	(241)	3	NM	(262)	(13)	NM
Market value change	(1,396)	(1,487)	-6%	3,426	3,229	6%
Long-term fund assets - end of period	$129,042	$110,257	17%	$129,042	$110,257	17%
Institutional separate account assets - beginning of period	84,724	40,883	107%	43,338	38,003	14%
Sales and other inflows	13,480	2,262	496%	28,366	7,347	286%
Redemptions/outflows	(8,901)	(1,970)	352%	(21,792)	(6,979)	212%
Net flows	4,579	292	NM	6,574	368	NM
Assets acquired(2)	-	-	NM	34,120	-	NM
Exchanges	152	-	NM	157	11	NM
Market value change	18	(890)	NM	5,284	1,903	178%
Institutional separate account assets - end of period	$89,473	$40,285	122%	$89,473	$40,285	122%
High-net-worth separate account assets - beginning of period	18,027	14,704	23%	15,036	13,256	13%
Sales and other inflows	1,055	752	40%	3,931	3,110	26%
Redemptions/outflows	(614)	(540)	14%	(2,385)	(1,626)	47%
Net flows	441	212	108%	1,546	1,484	4%
Exchanges	(9)	-	NM	(16)	(999)	-98%
Market value change	612	(234)	NM	2,505	941	166%
High-net-worth separate account assets - end of period	$19,071	$14,682	30%	$19,071	$14,682	30%
Retail managed account assets - beginning of period	30,385	27,531	10%	27,716	24,571	13%
Sales and other inflows	1,906	1,643	16%	6,526	5,368	22%
Redemptions/outflows	(1,759)	(1,301)	35%	(5,805)	(4,550)	28%
Net flows	147	342	-57%	721	818	-12%
Exchanges	14	-	NM	24	988	-98%
Market value change	404	(459)	NM	2,489	1,037	140%
Retail managed account assets - end of period	$30,950	$27,414	13%	$30,950	$27,414	13%
Total long-term assets - beginning of period	260,150	197,147	32%	199,339	187,535	6%
Sales and other inflows	28,038	10,923	157%	72,130	35,644	102%
Redemptions/outflows	(19,206)	(12,365)	55%	(51,298)	(37,638)	36%
Net flows	8,832	(1,442)	NM	20,832	(1,994)	NM
Assets acquired(2)	-	-	NM	34,758	-	NM
Exchanges	(84)	3	NM	(97)	(13)	646%
Market value change	(362)	(3,070)	-88%	13,704	7,110	93%
Total long-term assets - end of period	$268,536	$192,638	39%	$268,536	$192,638	39%
Cash management fund assets - end of period	219	220	0%	219	220	0%
Total assets under management - end of period	$268,755	$192,858	39%	$268,755	$192,858	39%

(1)	Consolidated Eaton Vance Corp. See page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances represent Clifton assets acquired on December 31, 2012.

The following table summarizes our assets under management by investment affiliate as of July 31, 2013 and 2012:

Consolidated Assets under Management by Investment Affiliate (1)

	July 31,		%
(in millions)	2013	2012	Change
Eaton Vance Management (2)	$143,229	$128,953	11%
Parametric	107,192	49,023	119%
Atlanta Capital	18,334	14,882	23%
Total	$268,755	$192,858	39%

(1)	Consolidated Eaton Vance Corp. See page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of July 31, 2013, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $15.7 billion of client assets, an increase of 30 percent from the $12.1 billion of managed assets on October 31, 2012. Net inflows into Hexavest-managed funds and separate accounts were $0.5 billion in the third quarter of fiscal 2013. Other than Eaton Vance-sponsored funds for which Hexavest is advisor or sub-advisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals. The following table summarizes assets under management and asset flow information for Hexavest for the three and nine months ended July 31, 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended	Nine Months Ended
	July 31,	July 31,
(in millions)	2013	2013
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$161	$37
Sales and other inflows	19	130
Redemptions/outflows	(6)	(12)
Net flows	13	118
Market value change	(1)	18
Eaton Vance sponsored funds - end of period	$173	$173
Eaton Vance distributed separate accounts - beginning of period(2)	$1,283	$-
Sales and other inflows	227	1,378
Redemptions/outflows	(1)	(1)
Net flows	226	1,377
Market value change	6	138
Eaton Vance distributed separate accounts - end of period	$1,515	$1,515
Total Eaton Vance distributed - beginning of period	$1,444	$37
Sales and other inflows	246	1,508
Redemptions/outflows	(7)	(13)
Net flows	239	1,495
Market value change	5	156
Total Eaton Vance distributed - end of period	$1,688	$1,688
Hexavest directly distributed - beginning of period(3)	$13,831	$12,073
Sales and other inflows	785	2,003
Redemptions/outflows	(530)	(1,363)
Net flows	255	640
Market value change	(40)	1,333
Hexavest directly distributed - end of period	$14,046	$14,046
Total Hexavest assets - beginning of period	$15,275	$12,110
Sales and other inflows	1,031	3,511
Redemptions/outflows	(537)	(1,376)
Net flows	494	2,135
Market value change	(35)	1,489
Total Hexavest assets - end of period	$15,734	$15,734

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not management revenue, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no management or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	July 31,
(in millions)	2013	% of Total	2012	% of Total	% Change
Open-end funds:
Class A	$31,511	12%	$29,857	16%	6%
Class B	707	0%	1,031	1%	-31%
Class C	9,839	4%	9,572	5%	3%
Class I	40,776	15%	27,954	14%	46%
Class R	345	0%	321	0%	7%
Other(2)	1,067	0%	792	0%	35%
Total open-end funds	84,245	31%	69,527	36%	21%
Private funds(3)	20,736	8%	17,745	9%	17%
Closed-end funds	24,280	9%	23,205	12%	5%
Total fund assets	129,261	48%	110,477	57%	17%
Institutional account assets	89,473	33%	40,285	21%	122%
High-net-worth account assets	19,071	7%	14,682	8%	30%
Retail managed account assets	30,950	12%	27,414	14%	13%
Total separate account assets	139,494	52%	82,381	43%	69%
Total	$268,755	100%	$192,858	100%	39%

(1)	Consolidated Eaton Vance Corp. See table on page 47 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell our sponsored open-end mutual funds under four primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances. In such cases, the shares are sold at net asset value.

Fund assets represented 48 percent of total assets under management on July 31, 2013, down from 57 percent on July 31, 2012, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 52 percent of total assets under management on July 31, 2013 from 43 percent on July 31, 2012. Fund assets under management increased $15.8 billion, or 14 percent, from $113.4 billion on October 31, 2012, reflecting 14 percent annualized internal growth, market appreciation of $3.4 billion and $0.6 billion of managed assets gained from the Clifton acquisition. Separate account assets under management increased $53.4 billion, or 62 percent, from $86.1 billion on October 31, 2012, reflecting $34.1 billion of managed assets gained from the Clifton acquisition, annualized internal growth of 14 percent and market appreciation of $10.3 billion.

Average assets under management presented in the following table represent average month-end amounts by asset class. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. With the exception of our separate account investment advisory fees, which are generally calculated as a percentage of either beginning, average or ending quarterly assets, our investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2013	2012	Change	2013	2012	Change
Open-end funds:
Class A	$31,590	$30,328	4%	$31,184	$31,674	-2%
Class B	775	1,063	-27%	857	1,157	-26%
Class C	9,935	9,571	4%	9,844	9,619	2%
Class I	39,638	28,222	40%	35,802	27,906	28%
Class R	336	330	2%	321	346	-7%
Other(2)	1,007	609	65%	820	595	38%
Total open-end funds	83,281	70,123	19%	78,828	71,297	11%
Private funds(3)	20,321	17,805	14%	19,361	17,795	9%
Closed-end funds	24,225	23,061	5%	23,810	23,009	3%
Total fund assets	127,827	110,989	15%	121,999	112,101	9%
Institutional account assets	86,845	40,212	116%	75,908	39,050	94%
High-net-worth account assets	18,497	14,468	28%	17,063	13,698	25%
Retail managed account assets	30,548	27,154	12%	29,333	26,544	11%
Total separate account assets	135,890	81,834	66%	122,304	79,292	54%
Total	$263,717	$192,823	37%	$244,303	$191,393	28%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring (such as special dividends and losses recognized on the extinguishment of debt) or non-operating in nature. Neither adjusted net income attributable to Eaton Vance Corp. shareholders nor adjusted earnings per diluted share should be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders nor earnings per diluted share computed in accordance with U.S. GAAP. However, our management and Board of Directors look at these adjusted numbers as a measure of underlying performance, since the excluded items generally do not reflect normal operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Net income attributable to Eaton Vance Corp. shareholders	$23,203	$50,206	-54%	$136,689	$150,347	-9%
Non-controlling interest value adjustments(1)	405	796	-49%	11,718	9,996	17%
Closed-end fund structuring fees, net of tax(2)	1,043	-	NM	2,720	-	NM
Loss on extinguishment of debt, net of tax(3)	35,171	-	NM	35,171	-	NM
Settlement of state tax audit(4)	6,691	-	NM	6,691	-	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$66,513	$51,002	30%	$192,989	$160,343	20%

Earnings per diluted share	$0.18	$0.43	-58%	$1.07	$1.27	-16%
Non-controlling interest value adjustments	-	-	NM	0.09	0.08	13%
Closed-end fund structuring fees, net of tax	0.01	-	NM	0.02	-	NM
Loss on extinguishment of debt, net of tax	0.28	-	NM	0.28	-	NM
Settlement of state tax audit	0.05	-	NM	0.05	-	NM
Special dividend adjustment(5)	-	-	NM	0.02	-	NM
Adjusted earnings per diluted share	$0.52	$0.43	21%	$1.53	$1.35	13%

(1)	Please see page 60, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Floating-Rate Income Plus Fund in the third quarter of fiscal 2013 and Eaton Vance Municipal Income Term Trust in the second quarter of fiscal 2013.
(3)	Reflects the loss on the Company's retirement of $250 million of its outstanding Senior Notes due in 2017. The loss on extinguishment of debt, net of tax, comprises the make-whole provision, acceleration of deferred financing costs and discounts tied to the original issuance, transaction costs associated with the tender offer, the loss recognized on a reverse treasury lock entered into in conjunction with the debt retirement and accelerated amortization of a treasury rate lock tied to the original debt.
(4)	Please see page 59 "Income Taxes" for further discussion of the tax settlement adjustment referenced above.
(5)	Reflects the impact of the special dividend on our earnings per diluted share calculation due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $23.2 million, or $0.18 per diluted share, in the third quarter of fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $50.2 million, or $0.43 per diluted share, in the third quarter of fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $66.5 million, or $0.52 per diluted share, in the third quarter of fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $51.0 million, or $0.43 per diluted share, in the third quarter of fiscal 2012. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $51.6 million, or 17 percent, primarily due to a 37 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 53 basis points in the third quarter of fiscal 2013 from 62 basis points in the third quarter of fiscal 2012 as a result of the Clifton acquisition.
•	An increase in expenses of $27.8 million, or 14 percent, reflecting increases in compensation, distribution and service fees, amortization of deferred sales commissions, fund-related expenses and other expenses.
•	A $10.0 million decline in gains (losses) and other investment income, net, reflecting a $3.1 million loss on the reverse treasury lock entered into in conjunction with the retirement of the 2017 Senior Notes and markdowns in the value of fixed income securities in the Company’s seed capital portfolio in the third quarter of fiscal 2013.
•	A $0.6 million increase in interest expense, reflecting accelerated amortization of the treasury lock tied to the retirement of $250 million of Senior Notes due in 2017 (“2017 Senior Notes”).
•	A $52.9 million loss on extinguishment of debt related to the costs incurred on the retirement of the 2017 Senior Notes referenced above.
•	A $9.7 million decline in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entity, which can be attributed to a decline in gains and other investment income, offset by a decrease in interest expense.
•	A decrease in income taxes of $9.2 million, or 27 percent, reflecting the 51 percent decrease in income before taxes quarter-over-quarter offset by a $6.7 million tax adjustment related to the settlement of a state tax audit during the third quarter of fiscal 2013.
•	An increase in equity in net income of affiliates, net of tax, of $2.5 million, primarily reflecting our 49 percent equity interest in Hexavest.
•	A $10.6 million decrease in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting the increase in net losses recognized by the Company’s consolidated CLO entity in the third quarter of fiscal 2013 that are allocated to other beneficial interest holders.

Weighted average diluted shares outstanding increased by 9.3 million shares, or 8 percent, in the third quarter of fiscal 2013 over the third quarter of fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from a 58 percent increase in the quarterly average share price of the Company’s Non-Voting Common Stock.

We reported net income attributable to Eaton Vance Corp. shareholders of $136.7 million, or $1.07 per diluted share, in the first nine months of fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $150.3 million, or $1.27 per diluted share, in the first nine months of fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $193.0 million, or $1.53 adjusted earnings per diluted share, in the first nine months of fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $160.3 million, or $1.35 adjusted earnings per diluted share, in the first nine months of fiscal 2012. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $101.4 million, or 11 percent, primarily due to a 28 percent increase in average assets under management offset by a decrease in our annualized effective fee rate to 54 basis points in the first nine months of fiscal 2013 from 62 basis points in the first nine months of fiscal 2012 as a result of the Clifton acquisition.
•	An increase in expenses of $60.5 million, or 10 percent, reflecting increases in compensation, distribution and service fees, fund-related expenses and other expenses offset by reduced amortization of deferred sales commissions.
•	A decrease of $10.7 million, or 83 percent, in (losses) gains and other investment income, net, reflecting a $3.1 million loss recognized on the reverse treasury lock entered into in conjunction with the retirement of $250 million of our 2017 Senior Notes during the third quarter of fiscal 2013 and a decline in investment gains and income recognized on our seed capital investments.

•	A $1.0 million increase in interest expense reflecting the accelerated amortization of the treasury lock tied to the retirement of the 2017 Senior Notes referenced above.
•	A $52.9 million loss on extinguishment of debt related to the costs incurred on the retirement of the 2017 Senior Notes referenced above.
•	A $21.5 million decline in other expense of the Company’s consolidated CLO entity, reflecting lower gains recognized by the entity in the first nine months of fiscal 2013.
•	A decrease in income taxes of $5.5 million, or 5 percent, reflecting the 15 percent decrease in income before taxes, offset by a $6.7 million tax adjustment related to the settlement of a state tax audit during the third quarter of fiscal 2013.
•	An increase in equity in net income of affiliates, net of tax, of $7.6 million reflecting our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method of accounting.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $18.4 million, primarily reflecting a decrease in the net gains recognized by the Company’s consolidated CLO entity that are borne by other beneficial interest holders, partially offset by an increase in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding increased by 7.1 million shares, or 6 percent, in the first nine months of fiscal 2013 over the first nine months of fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from a 44 percent increase in the average share price of the Company’s Non-Voting Common Stock.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 53 basis points and 54 basis points in the third quarter and first nine months of fiscal 2013, respectively, compared to 62 basis points in both the third quarter and first nine months of fiscal 2012. As noted above, the decrease in our overall average effective fee rate can be primarily attributed to the acquisition of Clifton, whose business operates at a significantly lower average effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change

Investment advisory and administrative fees	$293,589	$244,655	20%	$833,791	$732,995	14%
Distribution and underwriter fees	22,681	22,066	3%	67,597	67,132	1%
Service fees	32,259	30,760	5%	94,521	95,124	-1%
Other revenue	1,832	1,290	42%	4,661	3,896	20%
Total revenue	$350,361	$298,771	17%	$1,000,570	$899,147	11%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 84 percent and 83 percent of total revenue in the third quarter and first nine months of fiscal 2013, respectively, compared to 82 percent in the third quarter and first nine months of fiscal 2012.

The increase in investment advisory and administrative fees of 20 percent, or $48.9 million, in the third quarter of fiscal 2013 from the same period a year earlier can be primarily attributed to the 37 percent increase in average assets under management, offset by lower effective fee rates due primarily to a shift in product mix resulting from the Clifton acquisition. Fund assets, which had an average effective fee rate of 67 basis points in the third quarter of fiscal 2013 and 66 basis points in the third quarter 2012, decreased to 48 percent of total assets under management on July 31, 2013 from 57 percent of total assets under management on July 31, 2012, while separately managed account assets, which had an average effective fee rate of 23 basis points in the third quarter of fiscal 2013 and 30 basis points in the third quarter of fiscal 2012, increased to 52 percent of total assets under management on July 31, 2013 from 43 percent of total assets under management on July 31, 2012.

The increase in investment advisory and administrative fees of 14 percent, or $100.8 million, in the first nine months of fiscal 2013 over the same period a year earlier can be primarily attributed to the 28 percent increase in average assets under management, offset by lower effective fee rates due primarily to the shift in product mix discussed above. Fund assets had an effective fee rate of 67 basis points in the nine months ended July 31, 2013 and 66 basis points in the nine months ended July 31, 2012, while separately managed account assets had an average effective fee rate of 25 basis points and 30 basis points in the nine months ended July 31, 2013 and 2012, respectively.

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

Distribution plan payments increased 2 percent, or $0.4 million, to $20.4 million in the third quarter of fiscal 2013 from the same period a year earlier, reflecting increases in average Class A, Class C and Class R fund distribution fees, offset by a decrease in average Class B and private fund distribution fees.

Distribution plan payments decreased 1 percent, or $0.5 million, to $60.3 million in the first nine months of fiscal 2013 from the same period a year earlier, reflecting decreases in average Class B, Class R and private fund distribution fees, offset by an increase in average Class A and Class C distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private funds for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change

Class A	$308	$168	83%	$778	$489	59%
Class B	1,256	1,769	-29%	4,210	5,785	-27%
Class C	17,683	16,922	4%	51,961	50,828	2%
Class R	213	204	4%	599	642	-7%
Private funds	890	920	-3%	2,720	3,013	-10%
Total distribution plan payments	$20,350	$19,983	2%	$60,268	$60,757	-1%

Underwriter fees and other distribution income increased to $2.3 million in the third quarter of fiscal 2013, an increase of 12 percent or $0.2 million over the third quarter of fiscal 2012, primarily reflecting an increase of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income increased to $7.3 million in the first nine months of fiscal 2013, an increase of 15 percent, or $1.0 million, over the same period a year earlier, primarily reflecting an increase of $0.2 million in underwriter fees received on sales of Class A shares and an increase of $0.6 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue increased 5 percent, or $1.5 million, to $32.3 million in the third quarter of fiscal 2013 from the same period a year earlier, primarily reflecting a 5 percent increase in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue decreased 1 percent, or $0.6 million, to $94.5 million in the first nine months of fiscal 2013 from the same period a year earlier, primarily reflecting a 1 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, revenue related to Hexavest, and sublease income increased by $0.5 million and $0.8 million in the third quarter and first nine months of fiscal 2013, respectively, from the same periods a year ago, primarily reflecting an increase in revenue related to Hexavest.

Expenses

Operating expenses increased by 14 percent, or $27.8 million, in the third quarter of fiscal 2013 from the same period a year earlier and by 10 percent, or $60.5 million, in the first nine months of fiscal 2013 from the same period a year earlier, reflecting increases in compensation, distribution and service fees, fund-related and other expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Compensation and related costs:
Cash compensation	$101,708	$81,135	25%	$293,392	$245,940	19%
Stock-based compensation	13,671	13,565	1%	40,828	43,009	-5%
Total compensation and related costs	115,379	94,700	22%	334,220	288,949	16%
Distribution expense	35,452	32,670	9%	104,645	97,958	7%
Service fee expense	29,013	28,165	3%	86,488	84,926	2%
Amortization of deferred sales commissions	4,983	4,593	8%	14,518	15,946	-9%
Fund-related expenses	8,230	7,205	14%	23,728	20,446	16%
Other expenses	38,454	36,422	6%	109,371	104,275	5%
Total expenses	$231,511	$203,755	14%	$672,970	$612,500	10%

Compensation and related costs

Compensation expense increased by 22 percent, or $20.7 million, in the third quarter of fiscal 2013 from the same quarter a year earlier, reflecting increases in sales- and operating income-based incentives, increases in base salaries and benefits, and increases in other compensation.

Compensation expense increased by 16 percent, or $45.3 million, in the first nine months of fiscal 2013 from the same period a year earlier, reflecting increases in sales- and operating income-based incentives and increases in base salaries and benefits, offset by decreases in stock-based compensation and other compensation.

The following table shows our compensation and related costs for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Base salaries and employee benefits	$47,730	$41,746	14%	$140,227	$125,498	12%
Stock-based compensation	13,671	13,565	1%	40,828	43,009	-5%
Operating income-based incentives	36,022	27,654	30%	99,167	82,438	20%
Sales and revenue-based incentives	17,080	11,090	54%	50,528	33,852	49%
Other compensation expense	876	645	36%	3,470	4,152	-16%
Total	$115,379	$94,700	22%	$334,220	$288,949	16%

Base salaries and employee benefits increased by 14 percent, or $6.0 million, in the third quarter of fiscal 2013, primarily reflecting the Clifton acquisition, an increase in base compensation associated with higher headcount and annual merit increases, and increases in employee benefits and payroll taxes. Operating-income based incentives increased by 30 percent, or $8.4 million, primarily reflecting a 24 percent increase in pre-bonus adjusted operating income and the impact of the Clifton acquisition. Sales and revenue-based incentives increased by 54 percent, or $6.0 million, primarily due to the 157 percent increase in gross sales and other inflows. Other compensation expense increased by 36 percent, or $0.2 million, reflecting higher severance costs and sign-on bonuses.

Base salaries and employee benefits increased by 12 percent, or $14.7 million, in the first nine months of fiscal 2013, primarily reflecting the Clifton acquisition, an increase in base compensation associated with higher headcount and annual merit increases, and increases in employee benefits and payroll taxes. Operating-income based incentives increased by 20 percent, or $16.7 million, primarily reflecting a 14 percent increase in pre-bonus adjusted operating income and the impact of the Clifton acquisition. Sales and revenue-based incentives increased by 49 percent, or $16.7 million, primarily due to the 102 percent increase in gross sales and other inflows reflecting strong retail sales. Stock-based compensation decreased by 5 percent, or $2.2 million, reflecting revised retirement terms of newly granted employee stock options. Other compensation expense decreased by 16 percent, or $0.7 million, reflecting lower severance costs and sign-on bonuses.

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

The following table shows our distribution expense for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Class A share commissions	$1,240	$936	32%	$5,453	$3,772	45%
Class C share distribution fees	13,836	13,914	-1%	41,201	41,339	0%
Closed-end fund structuring fees	1,688	-	NM	4,401	-	NM
Closed-end fund dealer compensation payments	4,515	4,234	7%	13,173	12,637	4%
Intermediary marketing support payments	10,328	8,937	16%	29,458	27,625	7%
Discretionary marketing expenses	3,845	4,649	-17%	10,959	12,585	-13%
Total	$35,452	$32,670	9%	$104,645	$97,958	7%

Class A share commissions increased by 32 percent, or $0.3 million, in the third quarter of fiscal 2013 reflecting an increase in Class A fund sales on which we pay a commission. Class C share distribution fees decreased by 1 percent, or $0.1 million, reflecting a decrease in Class C share assets held more than one year on which those fees are based. The $1.7 million in closed-end fund structuring fees are associated with the initial public offering of Eaton Vance Floating-Rate Income Plus Fund in the third quarter of 2013. Closed-end fund dealer compensation payments increased 7 percent, or $0.3 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to distribution partners increased by 16 percent, or $1.4 million, reflecting increases in average assets subject to those arrangements. Discretionary marketing expenses decreased by 17 percent, or $0.8 million, primarily reflecting a decrease in the use of outside marketing consultants.

Class A share commissions increased by 45 percent, or $1.7 million, in the first nine months of fiscal 2013 reflecting an increase in Class A fund sales on which we pay a commission. Class C share distribution fees remained substantially unchanged at $41.2 million. The $4.4 million in closed-end fund structuring fees paid in the first nine months of fiscal 2013 are associated with the initial public offering of Eaton Vance Floating-Rate Income Plus Fund and Eaton Vance Municipal Income Term Trust during the period. Closed-end fund dealer compensation payments increased 4 percent, or $0.5 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to distribution partners increased by 7 percent, or $1.8 million, reflecting increases in average assets subject to those arrangements. Discretionary marketing expenses decreased by 13 percent, or $1.6 million, primarily reflecting a decrease in the use of outside marketing consultants.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker/dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C and R), as well as certain private funds. Service fee expense increased by 3 percent, or $0.8 million, in the third quarter of fiscal 2013 from the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense increased by 2 percent, or $1.6 million, in the first nine months of fiscal 2013 from the same period a year earlier, also reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds, and redemptions of Class B shares. Amortization expense increased 8 percent, or $0.4 million, in the third quarter of fiscal 2013 from the same period a year earlier, reflecting an increase in Class C shares, offset by a decrease in average Class B shares and private fund deferred sales commissions. In the third quarter of fiscal 2013, 79 percent of total amortization related to Class C shares, 16 percent to Class B shares and 5 percent to private funds. In the third quarter of fiscal 2012, 61 percent of total amortization related to Class C shares, 27 percent to Class B shares and 12 percent to private funds.

Amortization expense decreased 9 percent, or $1.4 million, in the first nine months of fiscal 2013 compared to the same period a year earlier, reflecting a decrease in average Class B share and private fund deferred sales commissions offset by an increase in Class C shares.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 14 percent, or $1.0 million, in the third quarter of fiscal 2013 from the same period a year earlier, primarily reflecting increases in sub-advisory fees paid and $0.3 million of fund-related costs incurred in conjunction with the launch of Eaton Vance Floating-Rate Income Plus Fund in the third quarter of fiscal 2013, offset by a decrease in fund subsidies. Fund-related expenses increased 16 percent or $3.3 million, in the first nine months of fiscal 2013 over the same period a year earlier due to increased non-advisory expenses borne by us on certain funds for which we are paid an all-in management fee, an increase in sub-advisory fees paid, and $0.6 million of fund-related costs incurred in conjunction with the launch of the closed-end funds during fiscal 2013.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, professional services, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

The following table shows our other expense for the three and nine months ended July 31, 2013 and 2012:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
Travel	$3,871	$3,472	11%	$10,701	$9,618	11%
Communications	1,420	1,382	3%	4,031	3,951	2%
Information technology	14,774	12,144	22%	40,909	34,703	18%
Professional services	3,095	3,939	-21%	8,737	10,146	-14%
Facilities-related	10,106	11,025	-8%	29,744	32,523	-9%
Other corporate expense	5,188	4,460	16%	15,249	13,334	14%
Total	$38,454	$36,422	6%	$109,371	$104,275	5%

Other expenses increased by 6 percent, or $2.0 million, in the third quarter of fiscal 2013 from the same period a year earlier, primarily reflecting increases in information technology expense of $2.6 million, other corporate expenses of $0.7 million, and travel expenses of $0.4 million, offset by decreases in facilities-related expenses of $0.9 million and professional services of $0.8 million. The increase in information technology expense can be attributed to increases in outside custody and other back office services, other information technology consulting expenses, software license expense and system maintenance and repairs. The increase in other corporate expenses reflects an increase in other corporate taxes, the amortization of intangible assets related to the Clifton acquisition and charitable giving. The increase in travel expense relates to an overall increase in travel. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense and general rent expense. The decrease in professional services expense can be attributed to decreases in external legal costs and general corporate consulting.

Other expenses increased by 5 percent, or $5.1 million, in the first nine months of fiscal 2013 from the same period a year earlier, primarily reflecting increases in information technology expense of $6.2 million, other corporate expenses of $1.9 million and travel expense of $1.1 million, offset by decreases in facilities-related expenses of $2.8 million and professional services of $1.4 million. The increase in information technology expense can be attributed to increases in system maintenance and repairs, outside custody and other back office services, other information technology consulting expenses and software license costs associated with budgeted technology projects. The increase in other corporate expenses reflects an increase in charitable giving, other corporate taxes and the amortization of intangible assets related to the Clifton acquisition, offset by a decrease in general corporate banking fees. The higher travel expense can be attributed to an increase in travel. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The decrease in professional services expense can be attributed to decreases in external legal costs.

Non-operating Income (Expense)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2013	2012	Change	2013	2012	Change
(Losses) gains and other investment income, net	$(8,027)	$1,927	NM	$2,223	$12,900	-83%
Interest expense	(9,167)	(8,525)	8%	(26,309)	(25,350)	4%
Loss on extinguishment of debt	(52,886)	-	NM	(52,886)	-	NM
Other income (expense) of consolidated CLO entity:
Gains and other investment income, net	1,704	12,872	-87%	7,881	32,047	-75%
Interest expense	(2,939)	(4,399)	-33%	(10,211)	(12,844)	-20%
Total non-operating (expense) income	$(71,315)	$1,875	NM	$(79,302)	$6,753	NM

(Losses) gains and other investment income, net, declined $10.0 million in the third quarter of fiscal 2013 compared to the same period a year ago, primarily reflecting a loss of $3.1 million recognized in the third quarter of fiscal 2013 on a reverse treasury lock entered into in conjunction with the retirement of the 2017 Senior Notes and markdowns in fixed income positions in our seed capital portfolio. (Losses) gains and other investment income, net, declined 83 percent in the first nine months of fiscal 2013 compared to the same period a year ago for the same reasons as described above. In the first nine months of fiscal 2012, we recognized $2.4 million of investment gains related to the April 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received during the first quarter of fiscal 2012.

Interest expense increased for both the three- and- nine- month periods, reflecting accelerated amortization on a treasury lock tied to the retired portion of the 2017 Senior Notes.

Loss on extinguishment of debt of $52.9 million in both the three- and- nine- months ended July 31, 2013 comprises the tender premium associated with the retirement of $250 million of the 2017 Senior Notes, acceleration of certain deferred financing costs and discounts tied to the retired portion of the 2017 Senior Notes and transaction costs associated with the debt retirement.

Net income (loss) of our consolidated CLO entity totaled ($1.3) million and ($2.6) million in the third quarter and first nine months of fiscal 2013, representing ($1.2) million and ($2.3) million of other income (loss) and $0.1 million and $0.3 million of other operating expenses, respectively. ($2.4) million and $5.6 million of consolidated CLO entity net income (loss) was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income (loss) of the entity in the third quarter and first nine months of fiscal 2013, respectively. $1.0 million and $2.9 million for the third quarter and first nine months of fiscal 2013, respectively, was included in net income attributable to Eaton Vance Corp. shareholders, representing the management fees earned and the Company’s proportionate interest in the net income (loss) of the entity.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 52.9 percent and 40.0 percent in the third quarter and first nine months of fiscal 2013, respectively, compared to 35.5 percent and 35.7 percent in the third quarter and first nine months of fiscal

2012. During the third quarter of fiscal 2013, we received a settlement offer from one state to resolve all matters relating to the tax authority’s audit of our fiscal years 2004 through 2009 for a lump sum payment of $19.6 million. We accepted the offer and made payment on July 30, 2013. The $19.6 million payment resulted in a net increase to income tax expense of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million. Excluding the effect of the consolidated CLO entity net income (loss) allocated to other beneficial interest holders and the impact of the one-time tax settlement, our effective tax rate would have been 37.1 percent and 36.5 percent in the third quarter and first nine months of fiscal 2013, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter of fiscal 2013 primarily reflects our 49 percent equity interest in Hexavest, a 7 percent minority equity interest in a private equity partnership and equity interests in funds we sponsor, notably Eaton Vance Focused Growth Opportunities Fund, Eaton Vance Focused Value Opportunities Fund, Eaton Vance Municipal Opportunities Fund, Eaton Vance Atlanta Capital Select Equity Fund, Eaton Vance Real Estate Fund, Eaton Vance Tax-Advantaged Bond Strategies Long-Term Fund and Eaton Vance Hexavest Global Equity Fund. Equity in net income of affiliates, net of tax, increased $2.5 million in the third quarter of fiscal 2013 versus the same quarter a year earlier primarily due to the inclusion of our 49 percent equity interest in Hexavest, offset by a decrease in the Company’s proportionate net interest in the earnings of sponsored funds. Equity in net income of affiliates, net of tax, increased by $7.6 million in the first nine months of fiscal 2013 from the same period a year earlier, due to the inclusion of our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in the earnings of sponsored funds.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $10.6 million in the third quarter of fiscal 2013 from the same period a year earlier, reflecting a $9.9 million decrease in net income attributable to other beneficial interest holders of the Company’s consolidated CLO entity, a $0.4 million decrease in non-controlling interest value adjustments related to our majority-owned subsidiaries, a $1.0 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds, offset by a $0.7 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries.

Net income attributable to non-controlling and other beneficial interests decreased by $18.4 million in the first nine months of fiscal 2013 from the same period a year earlier, reflecting a $21.9 million decrease in net income attributable to other beneficial interest holders of the Company’s consolidated CLO entity, offset by a $1.7 million increase in non-controlling interest value adjustments related to our majority-owned subsidiaries, primarily related to Parametric and Parametric Risk Advisors, a $0.7 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and a $1.1 million increase in net income attributable to non-controlling interest holders in our majority-owned subsidiaries.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2013 and October 31, 2012 and uses of cash for the nine months ended July 31, 2013 and 2012.

Balance Sheet and Cash Flow Data
	July 31,	October 31,
(in thousands)	2013	2012

Balance sheet data:
Assets:
Cash and cash equivalents	$379,414	$462,076
Investment advisory fees and other receivables	161,237	133,589
Total liquid assets	$540,651	$595,665

Investments	$545,474	$486,933

Liabilities:
Debt	$573,460	$500,000

	Nine Months Ended
	July 31,
(in thousands)	2013	2012

Cash flow data:
Operating cash flows	$(229)	$144,788
Investing cash flows	165,207	55,258
Financing cash flows	(246,879)	(110,558)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 34 percent and 39 percent of total assets attributable to Eaton Vance Corp. shareholders on July 31, 2013 and October 31, 2012, respectively, excluding those assets identified as assets of the consolidated CLO entity. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $55.0 million decrease in liquid assets in the first nine months of fiscal 2013 primarily reflects the payment of $191.3 million in regular and special dividends to shareholders, the repurchase of $48.2 million of non-voting common stock, net cash paid for acquisitions of $86.4 million, the payment of $43.5 million to acquire interests in Parametric and the $19.6 million tax settlement payment, partially offset by proceeds received from the issuance of non-voting common stock of $99.9 million, net proceeds from the sale of available securities of $70.7 million, net proceeds of $18.0 million from the issuance of the Senior Notes due 2023 (“2023 Senior Notes”) and the retirement of a portion of the 2017 Senior Notes, net inflows into consolidated funds from non-controlling interest holders of $59.9 million and $25.5 million reflecting the impact of our consolidated CLO entity’s investing and financing activities.

On June 25, 2013, we issued $325.0 million in new ten-year Senior Notes due 2023 with a coupon of 3.625 percent. The proceeds of the offering were used primarily to purchase $250.0 million in aggregate principal amount of our 6.5 percent Senior Notes due 2017. The Company paid $305.4 million to retire the 6.5 percent Senior Notes due 2017, which included an early tender premium and accrued and unpaid interest. Executing these transactions enabled us to tranche out the maturity of our debt, with $250.0 million now due in 2017 and $325.0 million due in 2023.

On July 31, 2013, our debt consisted of $250.0 million in aggregate principal amount of 6.5 percent Senior Notes due 2017 and $325.0 million in aggregate principal amount of 3.625 percent Senior Notes due 2023. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2013 or at any point during the first nine months of fiscal 2013. We were in compliance with all debt covenants as of July 31, 2013.

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

Recoverability of our Investments

Our $545.5 million of investments as of July 31, 2013 consisted of our 49 percent equity interest in Hexavest and positions in Eaton Vance-managed funds and separate accounts entered into for investment and business development purposes and certain investments held directly by the Company. Investments in Eaton Vance-managed funds and separate accounts and direct investments made by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, excluding our equity method investments but including our investments in non-consolidated CLO entities and investments classified as available-for-sale, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the underlying credit quality of the issuer and our ability and intent to hold the investment. If markets deteriorate during the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments that were in an unrealized loss position at July 31, 2013.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2013 that would indicate that an impairment loss exists at July 31, 2013.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2013 that would indicate that an impairment loss exists at July 31, 2013.

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

Cash used for operating activities totaled $0.2 million in the first nine months of fiscal 2013, a decrease of $145.0 million from $144.8 million of cash provided by operating activities in the first nine months of fiscal 2012. The decrease in net cash used for operating activities year-over-year primarily reflects a net decrease of $185.6 million related to timing differences in the cash settlement of other assets and liabilities which mainly resulted from an increase in investments in trading securities, offset by an increase of $16.3 million related to the operating activities of our consolidated CLO entity. Cash used for operating activities in the nine months ended July 31, 2013 reflects the lump sum payment of $19.6 million to resolve matters relating to a state tax audit.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $165.2 million in the first nine months of fiscal 2013 compared to $55.3 million in the first nine months of fiscal 2012. The increase in cash provided by investing activities year-over-year can be primarily attributed to an increase of $19.7 million in net proceeds from the sale of available for sale securities and a $165.7 million increase in net proceeds from the sale and maturities of investments within our consolidated CLO entity, offset by our acquisition of Clifton for $72.3 million and an increase of $1.8 million in the contingent payment to the sellers of TABS under the terms of the 2008 acquisition agreement.

Financing Cash Flows

Financing cash flows primarily reflect distributions to non-controlling interest holders of our majority-owned subsidiaries and consolidated funds, the purchase of additional non-controlling interests in our majority-owned subsidiaries, the issuance and repurchase of our Non-Voting Common Stock, excess tax benefits associated with stock option exercises, the payment of dividends to our shareholders and the proceeds and payments associated with the Company’s debt. Financing cash flows also include proceeds from the issuance of capital stock by consolidated investment companies and cash paid to meet redemptions by non-controlling interest holders of these funds.

Cash used for financing activities totaled $246.9 million in the first nine months of fiscal 2013 compared to $110.6 million in the first nine months of fiscal 2012. In the first nine months of fiscal 2013 we paid $43.5 million to acquire additional interests in our majority-owned subsidiary, Parametric and we repurchased and retired a total of 1.3 million shares of our Non-Voting Common Stock for $48.2 million under our authorized repurchase programs and issued 6.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $99.9 million. We have authorization to purchase an additional 2.6 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $1.60 in the first nine months of fiscal 2013, including a special one-time dividend of $1.00 per share declared and paid in December 2012, compared to $0.57 per share in the first nine months of fiscal 2012. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis. Cash used for financing also included $159.9 million in principal payments made on senior notes within our consolidated CLO entity.

In June 2013 we issued $325.0 million in aggregate principal amount of 3.625 percent Senior Notes due 2023. In conjunction with the offering we paid approximately $3.0 million in debt offering costs that will be amortized over the life of the notes and recognized as a component of interest expense.

In June 2013 the Company retired $250.0 million principal amount of its outstanding 6.5 percent Senior Notes due 2017, subject to a tender premium of $51.5 million.

Contractual Obligations

The following table details our future contractual obligations as of July 31, 2013:

	Payments due
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$381	$21	$40	$38	$282
Senior notes	575	-	-	250	325
Interest payments on senior notes	191	28	56	48	59
Payments to non-controlling interest holders of majority-owned subsidiaries	3	3	-	-	-
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	1	-	1	-	-
Total	$1,152	$52	$98	$336	$666

Contractual obligations of consolidated CLO:
Senior and subordinated note obligations	$311	$-	$-	$-	$311
Interest payments on senior notes	11	2	4	4	1
Total contractual obligations of consolidated CLO	$322	$2	$4	$4	$312

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.5 million due in the future under noncancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.9 million of the $15.0 million commitment as of July 31, 2013. The remaining commitment is included in the table above.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of July 31, 2013. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $97.1 million on July 31, 2013 compared to $98.8 million on October 31, 2012.

Redeemable non-controlling interests as of July 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $35.3 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $32.1 million, respectively, non-controlling interests in Parametric redeemable at fair value and issued in conjunction with the Clifton acquisition of $13.9 million and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $4.3 million and $5.2 million, respectively. Redeemable non-controlling interests as of October 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $20.1 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $33.7 million, $8.7 million and $32.1 million, respectively, and redeemable interests in profit interests granted under subsidiary-specific long-term incentive plans of Parametric and Atlanta Capital of $2.0 million and $2.2 million, respectively.

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

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 4.9 percent at July 31, 2013, reflecting a 0.76 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on July 31, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests in Parametric held by the Company increased to 98.1 percent and 93.3 percent, respectively, on July 31, 2013, reflecting the transactions described above.

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

In June 2013, the Company exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell an additional interest in Parametric Risk Advisors for $3.1 million. The transaction will increase our ownership interest from 70 percent to 80 percent when the transaction closes on November 1, 2013. Upon execution of the call, redeemable non-controlling interests were reduced and a liability was established within other liabilities on the Company’s Consolidated Balance Sheet.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of July 31, 2013 to be indefinitely re-invested. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2013 the Company had approximately $9.0 million of undistributed earnings in our Canadian subsidiary that are not available to fund domestic operations or to distribute to shareholders unless repatriated. The Company would need to accrue and pay U.S. corporate income taxes if such funds were repatriated. The Company’s current plans do not demonstrate a need to repatriate these funds.

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

Accounting Developments

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for any net operating loss carryforward, similar tax loss or tax credit carryforward unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The new guidance will be effective for the Company on November 1, 2014. The Company does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

Investment Companies

In June 2013, the FASB issued a final standard amending the current criteria for an entity to qualify as an investment company, creating new disclosure requirements and amending the measurement criteria for certain interests in other investment companies. The Company is evaluating the impact of this amendment and will adopt the new guidance on November 1, 2015.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company is evaluating the impact of this change and will adopt the new guidance on November 1, 2014.

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

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Our Non-Voting Common Stock lacks voting rights. Non-Voting Common Stock has no voting rights under any circumstances; all voting power resides with the Voting Common Stock. All outstanding shares of the Company’s Voting Common Stock are held by officers of the Company and its subsidiaries, and are deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of July 31, 2013, there were 19 holders of Voting Trust Receipts, each of whom is a Voting Trustee of the Voting Trust, which has a term that expires on October 31, 2013. The Voting Trust Agreement provides that each Voting Trustee shall have one vote and act by a majority if there are six or more Voting Trustees. The Voting Trust Agreement provides the Voting Trustees with unrestricted voting rights, except that the Voting Trustees are prohibited from voting in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of Voting Common Stock subject at the time to the Voting Trust Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2013:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2013 through
May 31, 2013	359	$40.38	359	3,247,874
June 1, 2013 through
June 30, 2013	219,600	$38.25	219,600	3,028,274
July 1, 2013 through
July 31, 2013	429,254	$39.66	429,254	2,599,020
Total	649,213	$39.18	649,213	2,599,020

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to a termination date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 6, 2013
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

