Form 10-K
period 2013-10-31
EATON VANCE CORP
filed 2013-12-20
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Aggregate market value of Non-Voting Common Stock held by non-affiliates of the Registrant, based on the closing price of $39.88 on April 30, 2013 on the New York Stock Exchange was $4,659,905,087. Calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 5 percent or more of the registrant’s Non-Voting Common Stock are affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the close of the latest practicable date.

Class:	Outstanding at October 31, 2013
Non-Voting Common Stock, $0.00390625 par value	121,232,506
Voting Common Stock, $0.00390625 par value	399,240

Eaton Vance Corp.

Form 10-K

For the Fiscal Year Ended October 31, 2013

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

Item 1. Business

General

Our principal business is managing investment funds and providing investment management and advisory services to institutions and high-net-worth individuals. Our core strategy is to develop and sustain management expertise across a range of investment disciplines and to offer leading investment products and services through multiple distribution channels. In executing this strategy, we have developed broadly diversified investment management capabilities and a powerful marketing, distribution and customer service organization. Although we manage and distribute a wide range of investment products and services, we operate in one business segment, namely as an investment adviser to funds and separate accounts.

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”) we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlay, and centralized portfolio management of multi-manager portfolios. We also oversee the management of investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. As of October 31, 2013, we had $280.7 billion in assets under management.

Our principal retail marketing strategy is to distribute funds and separately managed accounts through financial intermediaries in the advisory channel. We have a broad reach in this marketplace, with distribution partners including national and regional broker-dealers, independent broker-dealers, independent advisory firms, banks and insurance companies. We support these distribution partners with a team of approximately 135 sales professionals covering U.S. and international markets.

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis and through investment consultants. Through our wholly owned affiliates and consolidated subsidiaries we manage investments for a broad range of clients in the institutional and high-net-worth global marketplace, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Company History and Development

We have been in the investment management business for eighty-nine years, tracing our history to two Boston-based investment managers: Eaton & Howard, formed in 1924, and Vance, Sanders & Company, organized in 1934. Eaton & Howard, Vance Sanders, Inc. (renamed Eaton Vance Management, Inc. in June 1984 and reorganized as Eaton Vance Management in October 1990) was formed upon the acquisition of Eaton & Howard, Incorporated by Vance, Sanders & Company, Inc. on April 30, 1979. Following the 1979 merger of these predecessor organizations to form Eaton Vance, our managed assets consisted primarily of open-end mutual funds marketed to U.S. retail investors under the Eaton Vance brand and investment counsel services offered directly to high-net-worth and institutional investors. In recent years we have expanded our product and distribution focus to include closed-end, private and offshore funds, as well as retail managed accounts and a broad array of products and services for U.S. and international institutional and high-net-worth investors.

We have augmented our investment capabilities and expanded our business through a series of acquisitions, including the purchase of controlling interests in Atlanta Capital, and Fox Asset Management LLC (“Fox Asset Management”) in fiscal 2001, Parametric in fiscal 2003, Parametric Risk Advisors LLC (“Parametric Risk Advisors”) in fiscal 2007, the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services in fiscal 2009, The Clifton Group Investment Management Company (“Clifton”) in fiscal 2013 and a 49 percent equity interest in Hexavest Inc. (“Hexavest”) in fiscal 2012.

Investment Managers and Distributors

We conduct our investment management business through direct and indirect wholly owned subsidiaries Boston Management and Research (“BMR”), Eaton Vance Investment Counsel (“EVIC”), Eaton Vance (Ireland) Limited (“EVAI”), Eaton Vance Trust Company (“EVTC”) and Fox Asset Management, and three other consolidated subsidiaries, Atlanta Capital, Parametric and Parametric Risk Advisors, each with a range of investment capabilities and one or more distinctive investment styles. EVM, BMR, EVIC, Fox Asset Management, Atlanta Capital, Parametric and Parametric Risk Advisors are all registered with the Securities and Exchange Commission (“SEC”) as investment advisers under the Investment Advisers Act of 1940 (the “Advisers Act”). EVAI, registered under the Central Bank of Ireland, provides management services to the Eaton Vance International (Ireland) Funds. EVTC, a trust company, is exempt from registration under the Advisers Act. Eaton Vance Distributors, Inc. (“EVD”), a wholly owned broker-dealer registered under the Securities Exchange Act of 1934 (the “Exchange Act”), markets and sells the Eaton Vance funds and retail managed accounts. Eaton Vance Management (International) Limited (“EVMI”), a wholly owned financial services company registered under the Financial Services and Market Act in the United Kingdom, markets and sells our investment products in Europe and certain other international markets. Eaton Vance Management International (Asia) Private Limited, (“EVMIA”), a wholly owned financial services company registered under the Singapore Companies Act by the Accounting and Corporate Regulatory Authority in Singapore, markets and sells our products in Asia Pacific. Eaton Vance Australia Pty. Ltd., a wholly owned company, registered as an Australian propriety company with the Australian Securities and Investment Commission, markets our investment services to investors in Australia.

We are headquartered in Boston, Massachusetts and also maintain offices in Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Shrewsbury, New Jersey; Westport, Connecticut; London,

England; Singapore; and Sydney, Australia. Our sales representatives operate throughout the United States and in Europe, Asia Pacific and Latin America. We are represented in the Middle East through an agreement with a third-party distributor.

Recent Developments

Our growth strategy focuses on developing and sustaining market-leading areas of investment expertise and expanding our product distribution reach into new channels and geographic markets. Efforts to develop leading investment franchises may include strategic acquisitions. In fiscal 2012, we purchased a 49 percent interest in Hexavest, a Montreal-based investment advisor, to expand our global and emerging market equity capabilities. In conjunction with our investment, we assumed primary responsibility for Hexavest’s new business development outside of Canada and have the option to acquire an additional 26 percent interest in Hexavest in fiscal 2017. Hexavest’s assets under management have grown from $11.0 billion at deal inception in August 2012 to $16.9 billion on October 31, 2013.

In December 2012, Parametric acquired Clifton. Based in Minneapolis, Clifton specializes in providing futures- and options-based overlay services and custom risk management solutions to institutional investors. Clifton’s overlay services enable clients to add, remove or hedge market exposures in a transparent and efficient manner without disrupting underlying holdings. Through this acquisition, we gained a market-leading position in futures- and options-based portfolio implementation services and positioned Parametric to assume direct responsibility for its distribution and client service in the U.S. institutional market. Operating as a division of Parametric, Clifton’s assets under management have grown from $34.8 billion on December 31, 2012 to $45.6 billion on October 31, 2013.

In fiscal 2013, we introduced twelve new funds to take advantage of our expanding investment capabilities and to support future business growth. We believe Eaton Vance Bond Fund, launched in January, and the companion multi-sector income strategy for institutional clients have a particular opportunity to develop into a significant new investment franchise for our Company.

We continued to advance development of exchange-traded managed funds (“ETMFs”) in fiscal 2013. ETMFs are a proposed new type of open-end investment fund that seek to provide the performance and tax advantages of exchange-traded funds to investors in active fund strategies, while maintaining the confidentiality of current portfolio trading information. We acquired the intellectual property supporting development of ETMFs in November 2010 and formed a subsidiary, Navigate Fund Solutions LLC (“Navigate”), to commercialize ETMFs in September 2011.

The Company filed initial and amended applications with the SEC in fiscal 2013, seeking exemptive relief to permit the offering of ETMFs. If approved, Navigate intends to pursue a two-part commercialization strategy: first, launching a family of Eaton Vance-sponsored ETMFs that mirror certain of our existing mutual funds, and second, licensing the associated intellectual property and providing related services to other fund groups. The launch of ETMFs is conditional upon regulatory approval, the likelihood and timing of which cannot be predicted. Commercial success also requires completion of enabling implementation technology and acceptance by market participants, which cannot be assured.

Investment Management Capabilities

We provide investment advisory services to retail clients through funds and retail managed accounts and to institutional and high-net-worth investors through private funds and separate accounts across a broad range of equity, fixed and floating-rate income, alternative and implementation services investment mandates. The following table sets forth consolidated assets under management by investment mandate for the dates indicated:

Consolidated Assets under Management by Investment Mandate(1)(2)

	October 31,
(in millions)	2013	2012	2011

Equity (3)	$93,585	$80,782	$84,281
Fixed income	44,211	49,003	43,708
Floating-rate income	41,821	26,388	24,322
Alternative	15,212	12,864	10,650
Implementation services(4)	85,637	30,302	24,574
Cash management	203	169	669
Total	$280,669	$199,508	$188,204

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Balances include assets in balanced accounts holding income securities.
(4)	Balances include amounts reclassified from equity for the prior year period.

Our principal investment affiliates Eaton Vance Management, Parametric, Atlanta Capital and Hexavest offer a range of distinctive strategies. Investment approaches include bottom-up and top-down fundamental active management, rules-based systematic alpha investing and implementation of passive strategies. This broad diversification provides us the opportunity to address a wide range of investor needs and to offer products and services suited for various market environments.

The following table sets forth the strategies of our investment affiliates and their respective offerings within each of our investment mandates as of October 31, 2013:

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest
Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking equity, alternative and options strategies and implementation services	Actively managed high- quality U.S. stock and bond portfolios constructed using bottom- up fundamental analysis	Global equity and tactical allocation strategies combining fundamental research and proprietary quantitative methods
Equity:
Dividend/Global Dividend	Emerging Markets	Large-Cap Growth	Canadian
Large-Cap Core Research	Global	Mid-Cap Growth	Emerging Markets
Large-Cap Growth	Global Small-Cap	Mid-Large Cap Core	European
Large-Cap Value	Global ex-U.S.	Small-Cap Core	Global - All Country
Multi-Cap Growth	U.S.	SMID-Cap Core	Global - Developed
Equity Option	Managed Options		Global ex.-U.S.
Real Estate			U.S.
Small-Cap
Small-Cap Value
SMID-Cap
Tax-Managed
Asset Allocation
Fixed Income:
Core Bond/Core Plus		Core Bond
Emerging Market Local		Intermediate Duration
Debt		Short Duration
High Yield
Inflation-Linked
Investment-Grade
Corporate
Laddered Corporate
Mortgage-Backed Securities
Multi-Sector
Preferred Securities
Cash Management
Taxable Municipal
Laddered Municipal
Municipal Income
Opportunistic Municipal
Tax-Advantaged Bond
Floating-Rate Income:
Floating-Rate Loans

Eaton Vance Management	Parametric	Atlanta Capital	Hexavest
Equity, income and alternative strategies based on in-depth fundamental analysis	Rules-based alpha-seeking equity, alternative and options strategies and implementation services	Actively managed high- quality U.S. stock and bond portfolios constructed using bottom- up fundamental analysis	Global equity and tactical allocation strategies combining fundamental research and proprietary quantitative methods
Alternative:
Currency	Commodity		Global Macro
Global Macro Absolute	Currency		Global Tactical Asset
Return	Market Neutral		Allocation
Hedged Equity	Risk Parity
Multi-Strategy Absolute	Option Absolute Return
Return
Implementation Services:
Portfolio Overlay
Tax-Managed Core
Centralized Portfolio
Management
Specialty Index
Exposure Management

Investment Vehicles

The following table sets forth our assets under management by investment vehicle as of the dates identified:

Consolidated Assets Under Management by Vehicle (1)(2)

	October 31,
(in millions)	2013	2012	2011
Fund assets:
Open-end funds	$86,990	$72,189	$72,221
Closed-end funds	24,911	23,217	22,749
Private funds	21,500	18,012	17,404
Total fund assets	133,401	113,418	112,374
Separate account assets:
Institutional account assets	95,724	43,338	38,003
High-net-worth account assets	19,699	15,036	13,256
Retail managed account assets	31,845	27,716	24,571
Total separate account assets	147,268	86,090	75,830
Total	$280,669	$199,508	$188,204

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.

Our consolidated assets under management are broadly diversified by investment channel and vehicle. Open-end funds represented 31 percent of our total assets under management on October 31, 2013, while closed-end and private funds represented 9 percent and 8 percent, respectively. Institutional, high-net-worth and retail managed account assets represented 34 percent, 7 percent and 11 percent of total assets under management, respectively, on October 31, 2013.

Open-end Funds

As of October 31, 2013, we managed 113 open-end funds, including 10 tax-managed equity funds, 39 non-tax-managed equity funds, 32 state and national municipal income funds, 16 taxable fixed income and cash management funds, five floating-rate bank loan funds and 11 alternative funds sold to U.S. and non-U.S. investors.

We are a leading manager of equity funds designed to minimize the impact of taxes on investment returns, with $7.6 billion in open-end tax-managed equity fund assets under management on October 31, 2013. We began building our tax-managed equity fund family in fiscal 1996 with the introduction of Eaton Vance Tax-Managed Growth Fund 1.1, and have since expanded offerings to include a variety of equity styles and market caps, including large-cap value, multi-cap growth, small-cap, small-cap value, equity asset allocation, equity option and global dividend income.

Our non-tax-managed equity fund offerings include large-cap, multi-cap and small-cap funds in value, core and growth styles, dividend and global dividend income funds, international, global, emerging markets, real estate and sector-specific funds. Also included in the category are 4 hybrid funds that generally hold both equities and income securities. Assets under management in open-end non-tax-managed equity funds totaled $24.0 billion on October 31, 2013.

Our family of municipal income mutual funds is one of the broadest in the industry, with nine national and 23 state-specific funds in 20 different states. As of October 31, 2013, we managed $11.9 billion in open-end municipal income fund assets.

Our taxable fixed income and cash management funds utilize our investment management capabilities in a broad range of fixed income mandates, including mortgage-backed securities, high-grade bond, high-yield bond, multi-sector bond and cash instruments. Assets under management in open-end taxable income funds totaled $9.8 billion on October 31, 2013.

We introduced our first bank loan fund in 1989 and have consistently ranked as one of the largest managers of retail bank loan funds. Assets under management in open-end floating-rate bank loan funds totaled $26.3 billion on October 31, 2013.

The alternative category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. We currently offer five absolute return funds in the U.S. and a version of the global macro strategy that we sell to fund investors outside of the United States. Assets under management in open-end alternative funds totaled $9.8 billion on October 31, 2013.

In fiscal 2000, we introduced The U.S. Charitable Gift Trust (“Trust”) and its Pooled Income Funds, which are designed to simplify the process of donating to qualified charities and to provide professional management of pools of donated assets. The Trust was one of the first charities to use professional investment advisers to assist individuals with their philanthropic, estate and tax planning needs. The Pooled Income Funds sponsored by the Trust provide donors with income during their lifetimes and leave principal to the Trust and designated charities upon their deaths. Assets under management in the Trust and its Pooled Income Funds, which are included in the fund assets described above, totaled $430 million at October 31, 2013.

Over the past several years, we have launched a number of Ireland and Cayman Island-domiciled open-end funds, which offer a range of our investment strategies to non-U.S. investors. At October 31, 2013, managed assets in our twelve funds sold outside the U.S. totaled $3.6 billion.

As of October 31, 2013, 35 of our open-end funds were rated 4 or 5 stars by MorningstarTM for at least one class of shares, including six equity and 29 income funds. A good source of performance-related information for our funds is the Company’s website, www.eatonvance.com. On the Company’s website, investors can also obtain other current information about our product offerings, including investment objective and principal investment policies, portfolio characteristics, expenses and MorningstarTM ratings.

Closed-end Funds

Our family of closed-end funds includes 22 municipal bond funds, 13 domestic and global equity funds, four bank loan funds and two multi-sector income funds. As of October 31, 2013, we managed $24.9 billion in closed-end fund assets and ranked as the third largest manager of exchange-listed closed-end funds in the U.S. according to Strategic Insight, a fund industry data provider.

In fiscal 2008, consistent with broad market experience, our closed-end funds with outstanding auction preferred shares (“APS”) began experiencing unsuccessful auctions. This meant that the normal means for providing liquidity to APS holders was no longer functioning. Since then, we have taken action to restore liquidity to APS holders and to provide alternative sources of leverage to our closed-end funds. We were the first closed-end fund family to complete redemption of equity fund APS, the first to redeem taxable income fund APS and the first to redeem municipal income fund APS. Replacement financing has been provided by bank and commercial paper facility borrowings, through creation of tender option bonds by certain municipal funds and the issuance of variable rate term preferred stock. As of October 31, 2013, our closed-end funds had $1.1 billion of outstanding APS compared to $5.0 billion of outstanding APS when the crisis broke. We continue to work to develop and implement replacement financing solutions to our funds’ remaining APS.

Private Funds

The private fund category includes privately offered equity funds designed to meet the diversification and tax-management needs of qualifying high-net-worth investors. We are recognized as a market leader for these types of privately offered equity funds, with $9.8 billion in assets under management as of October 31, 2013. We also offer equity, floating-rate bank loan and fixed income funds to institutional investors. Assets under management in institutional equity, bank loan and fixed income funds, which include cash instrument collateralized loan obligation (“CLO”) entities, collective trusts and leveraged and unleveraged loan funds, totaled $9.0 billion as of October 31, 2013, including $2.1 billion of assets in CLO entities.

Institutional Separate Accounts

We serve a broad range of clients in the institutional marketplace, both in the U.S. and internationally, including government, corporate and union retirement plans, endowments and foundations, nuclear decommissioning trusts and asbestos litigation trusts, sovereign wealth funds and investment funds sponsored by others for which we serve as a sub-advisor. Our diversity of capabilities allows us to offer domestic and international institutional investors a broad spectrum of equity, fixed and floating-rate income, and alternative strategies and implementation services. Our broad expertise provides us the opportunity to customize solutions to help meet our clients’ complex investment needs.

In fiscal 2005, we chartered EVTC as a non-depository trust company. We have used EVTC as a platform to launch a series of commingled funds tailored to meet the needs of smaller institutional clients. The trust company also enables us to participate in qualified plan commingled investment platforms offered in the broker-dealer channel. In addition to management services, EVTC provides certain custody services and has obtained regulatory approval to provide institutional trustee services.

Institutional separate account assets under management totaled $95.7 billion at October 31, 2013.

High-net-worth Separate Accounts

We offer high-net-worth and family office clients personalized investment counseling services through EVIC. At EVIC, investment counselors work directly with clients to establish long-term financial programs and implement strategies designed for achieving their objectives.

Also included in high-net worth separate accounts are tax-efficient core equity portfolios managed by Parametric for family offices and high-net worth individuals. Parametric’s objective in managing these accounts is to match the returns of a client-specified equity benchmark and add incremental returns on an after-tax basis. In fiscal 2007, Parametric formed Parametric Risk Advisors to extend Parametric’s offerings for the high-net-worth and family office market to include investment programs that utilize option overlay strategies to help clients customize their risk and return profiles through the use of disciplined options strategies.

High-net-worth separate account assets under management totaled $19.7 billion at October 31, 2013, $4.5 billion of which are managed by EVIC and $15.2 billion of which are managed by Parametric and Parametric Risk Advisors.

Retail Managed Accounts

We have developed our retail managed accounts business by capitalizing on the management capabilities of EVM, Atlanta Capital, Fox Asset Management, Parametric, Parametric Risk Advisors and TABS and leveraging the strengths of our retail marketing organization and our relationships with major distributors. We now participate in over 50 retail managed account broker-dealer programs. According to Cerrulli Associates, an investment research firm, as of September 30, 2013 Eaton Vance ranked as the fifth largest manager of retail managed account assets. Our retail managed account assets totaled $31.8 billion at October 31, 2013.

Investment Management and Related Services

Our direct and indirect wholly owned subsidiaries EVM and BMR are investment advisers to all but one of the Eaton Vance-sponsored funds. Although the specifics of our fund advisory agreements vary, the basic terms are similar. Pursuant to the advisory agreements, EVM or BMR provides overall investment management services to each internally advised fund, subject, in the case of funds that are registered under the Investment Company Act of 1940 (“1940 Act”) (“Registered Funds”), to the supervision of the fund’s board of trustees or directors (together, “trustees”) in accordance with the fund’s investment objectives and policies. Our investment advisory agreements with the funds provide for fees ranging from eight to 125 basis points of average assets annually. Atlanta Capital, Fox Asset Management, Parametric, Parametric Risk Advisors or an unaffiliated advisory firm acts as a sub-adviser to EVM and BMR for certain funds. OrbiMed Advisors LLC (“OrbiMed”), an independent investment management company based in New York, is the investment adviser to Eaton Vance Worldwide Health Sciences Fund.

EVM provides administrative services, including personnel and facilities, necessary for the operation of all Eaton Vance funds, subject to the oversight of the each fund’s board of trustees. These services are provided under comprehensive management agreements with certain funds that also include investment advisory services and through separate administrative services agreements with other funds as discussed below. Administrative services include recordkeeping, preparing and filing documents required to comply with federal and state securities laws, legal, fund administration and compliance services, supervising the activities of the funds’ custodians and transfer agents, providing assistance in connection with the funds’ shareholder meetings and other administrative services, including providing office space and office facilities, equipment and personnel that may be necessary for managing and administering the business affairs of the funds. For the services provided under the agreements, certain funds pay EVM a monthly fee calculated at an annual rate of up to 50 basis points of average daily net assets. Each agreement remains in effect indefinitely, subject, in the case of Registered Funds, to annual approval by the fund’s board of trustees. The funds generally bear all expenses associated with their operation and the issuance and redemption or repurchase of their securities, except for the compensation of trustees and officers of the fund who are employed by us. Under some circumstances, particularly in connection with the introduction of new funds, EVM or BMR may waive a portion of its management fee and/or pay some expenses of the fund.

For Registered Funds, a majority of the independent trustees (i.e., those unaffiliated with us or any adviser controlled by us and deemed “non-interested” under the 1940 Act) must review and approve the investment advisory and administrative agreements annually. The fund trustees generally may terminate these agreements upon 30 to 60 days’ notice without penalty. Shareholders of Registered Funds must approve any amendments to the investment advisory agreements.

EVM has entered into an investment advisory and administrative agreement with The Trust. In addition, the Trust and its Pooled Income Funds have entered into distribution agreements with EVD that provide for reimbursement of the costs of fundraising and servicing donor accounts.

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

The following table shows investment advisory and administrative fees earned for the three years ended October 31, 2013, 2012 and 2011 as follows:

	Investment Advisory and Administrative Fees
(in thousands)	2013	2012	2011

Investment advisory fees –
Funds	$769,864	$698,016	$720,509
Separate accounts	306,886	243,706	227,792
Administrative fees – funds	58,577	46,336	47,921
Total	$1,135,327	$988,058	$996,222

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

Although the firms in our domestic retail distribution network have each entered into selling agreements with EVD, these agreements (which generally are terminable by either party) do not legally obligate the firms to sell any specific amount of our investment products. EVD currently maintains a sales force of approximately 135 external and internal wholesalers who work closely with financial advisers in the retail distribution network to assist in placing Eaton Vance funds.

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

EVD currently sells Eaton Vance mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I, also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Advisers Class”); and retirement plan no-load (“Class R”). In the first quarter of 2012, we stopped offering spread-load commission (“Class B”) shares to new investors.

For Class A shares, the shareholder may be required to pay a sales charge to the selling broker-dealer of up to five percent and an underwriting commission to EVD of up to 75 basis points of the dollar value of the shares sold. Under certain conditions, we waive the sales load on Class A shares and the shares are sold at net asset value. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of up to 30 basis points of average net assets annually on Class A shares. In recent years, a growing percentage of the Company’s sales of Class A shares have been made on a load-waived basis through various fee-based programs. EVD does not receive underwriting commissions on such sales. Unless specified otherwise, references herein to “service fees” include combined distribution and service fees paid by Class A shares and Class N shares (described below).

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale. The fund makes monthly distribution plan and service fee payments to EVD at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD retains the distribution and service fee paid to EVD for the first twelve months and pays the distribution and service fee to the dealer after one year. Redemptions of Class C shares within twelve months of purchase are generally subject to deferred sales charges of one percent.

Class I and Institutional Class shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees. For designated Class I shares, a minimum investment of $250,000 or higher is normally required. Designated Institutional Class shares are normally subject to a minimum investment of $50,000.

Class N shares are offered at net asset value and are not subject to any sales charges or underwriter commissions. EVD generally receives (and then pays to authorized firms after one year) distribution and service fees of 25 basis points of average net assets annually.

Class R shares are offered at net asset value with no front-end sales charge. Class R shares pay distribution fees of up to 25 basis points and service fees of up to 25 basis points of average net assets of the Class annually.

From time to time we sponsor unregistered equity funds that are privately placed by EVD, as placement agent, and by various sub-agents to whom EVD and the subscribing shareholders make sales commission payments to the intermediaries. The privately placed equity funds are managed by EVM and BMR.

Reference is made to Note 24 of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of the major customers that provided over 10 percent of our total revenue.

Regulation

EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric and Parametric Risk Advisors are each registered with the SEC under the Advisers Act. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, recordkeeping requirements, operational requirements and disclosure obligations. Most Eaton Vance funds are registered with the SEC under the 1940 Act. Except for privately offered funds exempt from registration, each U.S. fund is also required to make notice filings with all states where it is offered for sale. Virtually all aspects of our investment management business in the U.S. are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit shareholders of the funds and separate account clients and generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict us from carrying on our investment management business in the event we fail to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include the suspension of individual employees, limitations on EVM, BMR, EVIC, Atlanta Capital, Fox Asset Management, Parametric or Parametric Risk Advisors engaging in the investment management business for specified periods of time, the revocation of any such company’s registration as an investment adviser, and other censures or fines.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Under this new systemic risk regulation regime, the Company could be designated a systemically important financial institution (“SIFI”). If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations. In April 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. Although it is not known whether the Company would be designated as systemically important under the process outlined therein, a report issued by the FSOC in September 2013 suggests a greater likelihood that large asset management companies will be designated as SIFIs.

In February 2012, the Commodity Futures Trading Commission (“CFTC”) adopted certain amendments to existing rules that required additional registration for our mutual funds and certain other products we sponsor to use futures, swaps or other derivatives. EVM and BMR are registered as Commodity Pool Operators and Commodity Trading Advisors with the CFTC. On August 13, 2013, the CFTC adopted rules for operators of registered mutual funds that are subject to registration as Commodity Pool Operators generally allowing such commodity pools to comply with SEC disclosure, reporting and recordkeeping rules in lieu of complying with CFTC’s related requirements. These CFTC rules do not, however, relieve registered Commodity Pool Operators from compliance with certain performance reporting and recordkeeping requirements. The Company may incur ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations and complying with the periodic reporting requirements of Commodity Pool Operators.

EVM and BMR are each registered with the CFTC as a Commodity Pool Operator and Commodity Trading Advisor and subject to regulation by the CFTC and National Futures Association. The Eaton Vance mutual funds and privately offered funds that trade commodity interests are also regulated by the CFTC. In the event that EVM or BMR fails to comply with applicable requirements, the CFTC may suspend or revoke its registration, prohibit it from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations.

EVTC is registered as a non-depository Maine Trust Company and is subject to regulation by the State of Maine Bureau of Financial Institutions (“Bureau of Financial Institutions”). EVTC is subject to certain capital requirements, as determined by the Examination Division of the Bureau of Financial Institutions. At periodic intervals, regulators from the Bureau of Financial Institutions examine the Company’s financial condition as part of their legally prescribed oversight function. There were no violations by EVTC of these capital requirements in fiscal 2013 or prior years.

EVD is registered as a broker-dealer under the Exchange Act and is subject to regulation by the Financial Industry Reporting Authority (“FINRA”), the SEC and other federal and state agencies. EVD is subject to the SEC’s net capital rule designed to enforce minimum standards regarding the general financial condition and liquidity of broker-dealers. Under certain circumstances, this rule may limit our ability to make withdrawals of capital and receive dividends from EVD. EVD’s regulatory net capital consistently exceeded minimum net capital requirements during fiscal 2013. The securities industry is one of the most highly regulated in the United States, and failure to comply with related laws and regulations can result in the revocation of broker-dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees.

EVMI has the permission of the Financial Conduct Authority (“FCA”) to conduct a regulated business in the United Kingdom. EVMI's primary business purpose is to distribute our investment products in Europe and certain other international markets. Under the Financial Services and Markets Act of the United Kingdom, EVMI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMI. In addition, failure to comply with such requirements could jeopardize EVMI's approval to conduct business in the United Kingdom. There were no violations by EVMI of the liquidity and capital requirements in fiscal 2013 or prior years.

EVAI has the permission of the Central Bank of Ireland to conduct its business of providing management services to the Eaton Vance International (Ireland) Funds. EVAI is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVAI. There were no violations by EVAI of the liquidity and capital requirements in fiscal 2013 or prior years.

EVMIA has the permission of the Accounting and Corporate Regulatory Authority (“ACRA”) to conduct a regulated business in Singapore. Under the Monetary Authority of Singapore, EVMIA is subject to certain liquidity and capital requirements. Such requirements may limit our ability to make withdrawals of capital from EVMIA. There were no violations by EVMIA of the liquidity and capital requirements in fiscal 2013 or prior years.

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

Competition

The investment management business is a highly competitive global industry and we are subject to substantial competition in each of our principal product categories and distribution channels. There are few barriers to entry for new firms and consolidation within the industry continues to alter the competitive landscape. According to the Investment Company Institute, there were more than 770 investment managers at the end of calendar 2012 that competed in the U.S. mutual fund market. We compete with these firms, many of which have substantially greater resources, on the basis of investment performance, diversity of products, distribution capability, scope and quality of service, fees charged, reputation and the ability to develop new investment strategies and products to meet the changing needs of investors.

In the retail fund channel, we compete with other mutual fund management, distribution and service companies that distribute investment products through affiliated and unaffiliated sales forces, broker-dealers and direct sales to the public. According to the Investment Company Institute, at the end of calendar 2012 there were almost 8,800 open-end investment companies of varying sizes and investment objectives whose shares were being offered to the public in the United States. We rely primarily on intermediaries to distribute our products and pursue sales relationships with all types of intermediaries to broaden our distribution network. A failure to maintain strong relationships with intermediaries that distribute our products in the retail fund channel could adversely affect our gross and net sales, assets under management, revenue and financial condition.

We are also subject to substantial competition in the retail managed account channel from other investment management firms. Sponsors of retail managed account programs limit the number of approved managers within their programs and firms compete based on investment performance and other considerations to win and maintain positions in these programs.

In the high-net-worth and institutional separate account channels, we compete with other investment management firms based on the breadth of product offerings, investment performance, strength of reputation and the scope and quality of client service.

Employees

On October 31, 2013, we and our controlled subsidiaries had 1,330 full-time and part-time employees. On October 31, 2012, the comparable number was 1,197.

Available Information

We make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13 and 15(d) of the Exchange Act as soon as reasonably practicable after such filing has been made with the SEC. Reports may be viewed and obtained on our website at www.eatonvance.com, or by calling Investor Relations at 617-482-8260. We have included our website address in this report as inactive textual reference only. Information on our website is not incorporated by reference into this report.

The public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The investment management industry is highly competitive and investment management customers are increasingly fee sensitive. In the event that competitors charge lower fees for substantially similar products, we may be forced to compete on the basis of price in order to attract and retain customers. Rules and regulations applicable to investment companies provide, in substance, that each investment advisory agreement between a fund and its investment adviser continues in effect from year to year only if its continuation is approved at least annually by the fund’s board of trustees. Periodic review of fund advisory agreements could result in a reduction in the Company’s advisory fee revenues from funds. Fee reductions on existing or future business and/or the impact of evolving industry fee structures could have an adverse impact on our future revenue and profitability.

The inability to access clients through intermediaries could have a material adverse effect on our business. Our ability to market investment products is highly dependent on access to the various distribution systems of national and regional securities dealer firms, which generally offer competing products that could limit the distribution of our investment products. There can be no assurance that we will be able to retain access to these channels. The inability to have such access could have a material adverse effect on our business. To the extent that existing or potential customers, including securities broker-dealers, decide to invest in or broaden distribution relationships with our competitors, the sales of our products as well as our market share, revenue and net income could decline. Certain intermediaries with which we conduct business charge the Company fees to maintain access to their distribution networks. If we choose not to pay such fees, our ability to distribution through those intermediaries would be limited.

Our investment advisory agreements are subject to termination or non-renewal. We derive almost all of our revenue from investment advisory and administrative fees, distribution income and service fees received from the managed funds and separate accounts. As a result, we are dependent upon management contracts, administrative contracts, distribution contracts, underwriting contracts or service contracts under which these fees are paid. Generally, these contracts are terminable upon 30 to 60 days’ notice without penalty. If any of these contracts are terminated, not renewed, or amended to reduce fees, our financial results could be adversely affected.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment products generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative or implementation services) and vehicle (e.g., fund or separate account). An adverse change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall effective fee rate, thereby reducing our revenue and net income. Any decrease in the level of our assets under management generally would also reduce our revenue and net income. Assets under management could decrease due to a decline in securities prices, a decline in the sales of our investment products, an increase in open-end fund redemptions or client withdrawals, repurchases of or other reductions in closed-end fund shares outstanding, or reductions in leverage used by investment vehicles. Adverse market conditions and/or lack of investor confidence could result in investors withdrawing from the markets or decreasing their rate of investment, either of which could adversely affect our revenue, earnings and growth prospects.

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

Our clients can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. Our open-end fund clients generally may redeem their investments in these funds each business day without prior notice. While not subject to daily redemption, closed-end funds that we manage may shrink in size due to repurchases of shares in open-market transactions or pursuant to tender offers, or in connection with distributions in excess of realized returns. Institutional and individual separate account clients can terminate their relationships with us for any number of reasons. In a declining stock market, the pace of open-end fund redemptions could accelerate. Poor performance relative to other asset management firms can result in decreased purchases of open-end fund shares, increased redemptions of open-end fund shares, and the loss of institutional or individual separate accounts. The decrease in revenue that could result from any of these events could have a material adverse effect on our business.

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

Our business is subject to operational risk. In the management and administration of funds and client accounts, we are subject to the risk that we commit errors that cause the Company to incur financial losses and damage our reputation. Because they involve large numbers of accounts and operate at generally low fee rates, our implementation services businesses may be particularly susceptible to losses from operational or trading errors.

Our reputation could be damaged. We have built a reputation of high integrity, prudent investment management and superior client service. Our reputation is extremely important to our success. Any damage to our reputation could result in client withdrawals from funds or separate accounts that are advised by us and ultimately impede our ability to attract and retain key personnel. The loss of either client relationships or key personnel due to damage to our reputation could reduce the amount of assets under management and cause us to suffer a loss in revenue or a reduction in net income.

Success of our exchange-traded managed funds initiative is highly uncertain. In recent years the Company has devoted substantial resources to the development of exchange-traded managed funds (“ETMFs”), a proposed new type of open-end investment fund that seeks to provide the performance and tax advantages of exchange-traded funds to investors in active fund strategies, while maintaining the confidentiality of current portfolio trading information. The launch of ETMFs is conditional upon regulatory approval, the likelihood and timing of which cannot be predicted. Commercial success also requires completion of enabling implementation technology and acceptance by market participants, which cannot be assured.

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

We could be subject to losses and reputational harm if we, or our agents, fail to properly safeguard sensitive and confidential information and fail to implement effective cyber security policies. We are dependent on the effectiveness of our information and cyber security policies, procedures and capabilities to protect our computer and telecommunications systems and the data that reside in or are transmitted through them. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. We maintain a system of internal controls designed to provide reasonable assurance that fraudulent activity, including misappropriation of assets, fraudulent financial reporting, and unauthorized access to sensitive or confidential data is either prevented or timely detected. Our technology systems may still be vulnerable to unauthorized access or may be corrupted by cyber attacks, computer viruses or other malicious software code, or authorized persons could inadvertently or intentionally release confidential or proprietary information. Although we take precautions to password protect and encrypt our mobile electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions by us. Breach of our technology systems could result in the loss of valuable information, liability for stolen assets or information, remediation costs to repair damage caused by the breach, additional security costs to mitigate against future incidents and litigation costs resulting from the incident. Moreover, loss of confidential customer identification information could harm our reputation, result in the termination of contracts by our existing customers and subject us to liability under laws that protect confidential personal data, resulting in increased costs or loss of revenues.

Failure to maintain adequate infrastructure could impede our productivity and ability to support business growth. Our infrastructure, including our technological capacity, data centers and office space, is vital to the competitiveness of our business. The failure to maintain an infrastructure commensurate with the size and scope of our business, including any expansion, could impede our productivity and growth, which could result in a decline in our earnings.

Failure to maintain adequate business continuity plans could have a material adverse impact on us and our products. Significant portions of our business operations and those of our critical third-party service providers are concentrated in a few geographic areas, including Boston, Massachusetts and Seattle, Washington. Critical operations that are geographically concentrated in Boston and/or Seattle include trading operations, information technology, fund administration, and custody and portfolio accounting services for the Company’s products. Should we, or our critical service providers, experience a significant local or regional disaster or other business continuity problem, our continued success will depend, in part, on the safety and availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. The failure by us, or our critical service providers, to maintain updated adequate business continuity plans, including backup facilities, could impede our ability to operate in the event of a disruption, which could cause our earnings to decline. We have developed various backup systems and contingency plans but we cannot be assured that they will be adequate in all circumstances that could arise or that material interruptions and disruptions will not occur. In addition, we rely to varying degrees on outside vendors for disaster contingency support, and we cannot be assured that these vendors will be able to perform in an adequate and timely manner. If we, or our critical service providers, are unable to respond adequately to such an event in a timely manner, we may be unable to continue our business operations, which could lead to a damaged reputation and loss of customers that results in a decrease in assets under management, lower revenues and reduced net income.

We pursue growth in the United States and abroad in part through acquisitions, which exposes us to risks inherent in assimilating new operations, expanding into new jurisdictions and executing on new development opportunities.  Our growth strategy is based in part on the selective development or acquisition of asset management or related businesses that we believe will add value to our business and generate positive net returns.  This strategy may not be effective, and failure to successfully develop and implement such a strategy may decrease earnings and harm the Company's competitive position in the investment management industry. We cannot assure that we will identify and consummate any such transactions on acceptable terms or have sufficient resources to accomplish such a strategy. In addition, any strategic transaction can involve a number of risks, including additional demands on our staff; unanticipated problems regarding integration of operating facilities, technologies and new employees; and the existence of liabilities or contingencies not disclosed to or otherwise known by us prior to closing a transaction.  As a result, the Company may not be able to realize all of the benefits that it hoped to achieve from such transactions.  In addition, we may be required to spend additional time or money on integration that would otherwise be spent on the development and expansion of our business and services.

Expansion into international markets and new products and services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance, reputational and foreign exchange rate risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. The Company’s operations in the European Economic Area are subject to increased compliance, disclosure and other obligations as a result of recent changes to European fund regulation. The Company may incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities and the Alternative Investment Fund Managers Directive. These Directives may also limit the Company’s operating flexibility and impact its ability to expand in European markets.

Legal and regulatory developments in the mutual fund and investment advisory industry could increase our regulatory burden, cause a loss of mutual fund investors, and reduce our revenues. In recent years, regulators in both the United States and abroad have increased oversight of the financial sector of the economy. Some of the newly adopted and proposed regulations are focused directly on the investment management industry, while others are more broadly focused, but impact our industry.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act established enhanced regulatory requirements for non-bank financial institutions designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”). Under this new systemic risk regulation regime, the Company could be designated a systemically important financial institution (“SIFI”). If the Company were designated a SIFI, it would be subject to enhanced prudential measures, which could include capital and liquidity requirements, leverage limits, enhanced public disclosures and risk management requirements, annual stress testing by the Federal Reserve, credit exposure and concentration limits, supervisory and other requirements. These heightened regulatory obligations could, individually or in the aggregate, adversely impact the Company’s business and operations. In April 2012, the FSOC issued a final rule and interpretive guidance regarding the process by which it will designate nonbank financial companies as systemically important. Although it is not known whether the Company would be designated as systemically important under the process outlined therein, a report issued by the FSOC in September 2013 suggests a greater likelihood that large asset management companies will be designated as SIFIs.

In February 2012, the Commodity Futures Trading Commission (“CFTC”) adopted certain amendments to existing rules that required additional registration for our mutual funds and certain other products we sponsor to use futures, swaps or other derivatives. EVM and BMR are registered as Commodity Pool Operators and Commodity Trading Advisors with the CFTC. The Company may incur ongoing costs associated with monitoring compliance with the CFTC registration and exemption obligations and complying with the periodic reporting requirements of Commodity Pool Operators.

Pursuant to the mandate of the Dodd-Frank Act, the CFTC and the SEC have promulgated rules that increase the regulation of over-the-counter derivatives markets. The implementing regulations require many types of derivatives that were previously traded over-the-counter to be executed in regulated markets and submitted for clearing to regulated clearinghouses. Complying with the new regulations may significantly increase the costs of derivatives trading on behalf of the Company’s clients.

Certain subsidiaries of the Company recently began filing quarterly reports on Form PF for private funds they manage, pursuant to systemic risk reporting requirements adopted by the SEC. These filings have required, and will continue to require, significant investments in people and systems to ensure timely and accurate reporting.

These new laws and regulations will likely result in greater compliance and administrative burdens on us, increasing our expenses.

Our business is subject to risk from regulatory investigation, potential securities laws, liability and litigation.   We are subject to federal securities laws, state laws regarding securities fraud, other federal and state laws and rules, and regulations of certain regulatory, self-regulatory and other organizations, including, among others, the SEC, FINRA, the CFTC, the National Futures Association (“NFA”), the FCA and the New York Stock Exchange. While we have focused significant attention and resources on the development and implementation of compliance policies, procedures and practices, non-compliance with applicable laws, rules or regulations, either in the United States or abroad, or our inability to adapt to a complex and ever-changing regulatory environment could result in sanctions against us, which could adversely affect our reputation, business, revenue and earnings. From time to time, various claims against us arise in the ordinary course of business, including employment related claims. We carry insurance in amounts and under terms that we believe are appropriate. We cannot assure that our insurance will cover most liabilities and losses to which we may be exposed, or that our insurance policies will continue to be available at acceptable terms and fees. Certain insurance coverage may not be available or may be prohibitively expensive in future periods. As our insurance policies come up for renewal, we may need to assume higher deductibles or pay higher premiums, which would increase our expenses and reduce our net income.

Changes in corporate tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. We are subject to ongoing tax audits in various jurisdictions including several states. Changes in tax laws or tax rulings could materially impact our effective tax rate.

We could be impacted by changes in tax policy. Changes in U.S. tax policy may affect us to a greater degree than many of our competitors because we manage significant assets in funds and separate accounts with an after-tax return objective. We believe an increase in overall tax rates would likely have a positive impact on our municipal income and tax-managed equity businesses. An increase in the tax rate on qualified dividends could have a negative impact on our tax-advantaged equity income business. Changes in tax policy could also negatively affect our privately offered equity funds.

Our Non-Voting Common Stock lacks voting rights. Non-Voting Common Stock has no voting rights under any circumstances. All voting power resides with the Company’s Voting Common Stock, all shares of which are held by officers of the Company and its subsidiaries and deposited in a voting trust (the “Voting Trust”) in exchange for Voting Trust Receipts. As of October 31, 2013, there were 19 holders of Voting Trust Receipts representing Voting Common Stock, each holder of which is a Voting Trustee of the Voting Trust. Holders of Non-Voting Common Stock should understand that such ownership interests have no ability to vote in the election of the Company’s Board of Directors or otherwise to influence the Company’s management and strategic direction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our principal operations through leased offices located in Boston, Massachusetts; Atlanta, Georgia; Minneapolis, Minnesota; New York, New York; Seattle, Washington; Shrewsbury, New Jersey; Westport, Connecticut; London, England; Singapore; and Sydney, Australia. For more information see Note 21 of our Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

We are party to various legal proceedings that are incidental to our business. We believe these legal proceedings will not have a material effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Non-Voting Common Stock, Dividend History and Policy

Our Voting Common Stock, $0.00390625 par value, is not publicly traded, and was held as of October 31, 2013 by 19 Voting Trustees pursuant to the Voting Trust described in Item 12 hereof, which Item is incorporated herein by reference. Dividends on our Voting Common Stock are paid quarterly and are equal to the dividends paid on our Non-Voting Common Stock (see below).

Our Non-Voting Common Stock, $0.00390625 par value, is traded on the New York Stock Exchange under the symbol EV. The approximate number of registered holders of record of our Non-Voting Common Stock at October 31, 2013 was 1,789. The high and low common stock prices and dividends declared per share were as follows for the periods indicated:

	Fiscal 2013				Fiscal 2012
	High Price	Low Price	Dividends Per Share		High Price	Low Price	Dividend Per Share
Quarter Ended:
January 31	$36.48	$28.03	$1.20	(1)	$26.95	$21.55	$0.19
April 30	$42.18	$36.12	$0.20		$29.64	$25.72	$0.19
July 31	$44.58	$36.07	$0.20		$27.56	$22.97	$0.19
October 31	$42.65	$36.59	$0.22		$30.19	$25.68	$0.20

(1)   The Company declared and paid a special $1.00 dividend per share in the first quarter of fiscal 2013.

We currently expect to declare and pay quarterly dividends per share on our Voting and Non-Voting Common Stock that are comparable to those declared in the fourth quarter of fiscal 2013.

(The remainder of this page is intentionally left blank)

Performance Graph

The following graph compares the cumulative total shareholder return on our Non-Voting Common Stock for the period from November 1, 2008 through October 31, 2013 to that of the Morningstar Financial Services Sector Index and the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) over the same period. The comparison assumes $100 was invested on October 31, 2008 in our Non-Voting Common Stock and the compared indices at the closing price on that day and assumes reinvestments of all dividends paid over the period.

Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below sets forth information regarding purchases by the Company of our Non-Voting Common Stock on a monthly basis during the fourth quarter of fiscal 2013:

			(c)(1)	(d)
			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	(a)		Part of	May Yet Be
	Total	(b)	Publicly	Purchased
	Number of	Average	Announced	under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs	Programs
August 1, 2013 through August 31, 2013	65,193	$39.44	65,193	2,533,827
September 1, 2013 through September 30, 2013	274,903	$39.58	274,903	2,258,924
October 1, 2013 through October 31, 2013	317,390	$38.84	317,390	1,941,534
Total	657,486	$39.21	657,486	1,941,534

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase program is not subject to an expiration date.

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

Financial Highlights

	For the Years Ended October 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009

Income Statement Data:
Total revenue	$1,357,503	$1,209,036	$1,248,606	$1,115,960	$889,064
Net income	230,426	264,768	227,574	201,225	135,525
Net income attributable to non- controlling and other beneficial interests(1)	36,585	61,303	12,672	26,927	5,418
Net income attributable to Eaton Vance Corp. shareholders	193,841	203,465	214,902	174,298	130,107
Adjusted net income attributable to Eaton Vance Corp. shareholders(2)	262,942	223,331	245,118	194,269	131,869

Balance Sheet Data:
Total assets(3)	$2,407,249	$1,979,491	$1,831,300	$1,258,540	$1,059,487
Debt(4)	573,499	500,000	500,000	500,000	500,000
Redeemable non-controlling interests (temporary equity)	74,856	98,765	100,824	67,019	43,871
Total Eaton Vance Corp. shareholders' equity	669,784	612,072	460,415	410,285	306,969
Non-redeemable non-controlling interests	1,755	1,513	889	570	91
Total permanent equity	671,539	613,585	461,304	410,855	307,060

Per Share Data:
Earnings per share:
Basic earnings	$1.60	$1.76	$1.82	$1.47	$1.11
Diluted earnings	1.53	1.72	1.75	1.40	1.07
Adjusted diluted earnings (2)	2.08	1.89	2.00	1.56	1.08
Cash dividends declared	1.820	0.770	0.730	0.660	0.625

(1)	Net income attributable to non-controlling and other beneficial interests of $36.6 million, $61.3 million, $12.7 million and $26.9 million in fiscal 2013, 2012, 2011 and 2010, respectively, reflects an increase of $24.3 million, $19.9 million, $30.2 million and $18.4 million in the estimated redemption value of redeemable non-controlling interests in our majority-owned subsidiaries in fiscal 2013, 2012, 2011 and 2010, respectively. Net income attributable to non-controlling and other beneficial interests also includes $8.5 million of net losses in fiscal 2013, $22.6 million of net income in fiscal 2012 and $34.5 million of net losses in fiscal 2011 substantially borne by other beneficial interest holders of consolidated collateralized loan obligation (“CLO”) entities.

(2)	The Company defines adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring (such as special dividends, costs associated with the extinguishment of debt and tax settlements) or non-

operating in nature. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with accounting principles generally accepted in the United States of America. Our use of these adjusted numbers, including reconciliations of net income attributable to Eaton Vance Corp. shareholders to adjusted net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted earnings per diluted share, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

(3)	Total assets on October 31, 2013, 2012 and 2011 include $728.1 million, $468.4 million and $481.8 million of assets held by consolidated CLO entities, respectively.

(4)	In fiscal 2013, the Company tendered $250 million of its 6.5 percent Senior Notes due 2017 and offered $325 million of 3.625 percent Senior Notes due 2023. The Company recognized a loss on extinguishment of debt totaling $53.0 million in conjunction with the tender in fiscal 2013.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlay, and centralized portfolio management of multi-manager portfolios. We also oversee the management of investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of October 31, 2013, we had $280.7 billion in assets under management.

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

We also commit significant resources to serving institutional and high-net-worth clients who access investment management services on a direct basis. Through our wholly owned affiliates and consolidated subsidiaries we manage investments for a broad range of clients in the institutional and high-net-worth marketplace in the U.S. and internationally, including corporations, sovereign wealth funds, endowments, foundations, family offices and public and private employee retirement plans.

Our revenue is derived primarily from investment advisory, administrative, distribution and service fees received from Eaton Vance funds and investment advisory fees received from separate accounts. Our fees are based primarily on the value of the investment portfolios we manage and fluctuate with changes in the total value and mix of assets under management. As a matter of course, investors in our sponsored open-end funds and separate accounts have the ability to redeem their investments at any time, without prior notice, and there are no material restrictions that would prevent them from doing so. Our major expenses are employee compensation, distribution-related expenses, facilities expense and information technology expense.

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

Business Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. Fiscal 2013 was a period of favorable market action, as reflected by the 27 percent increase in the total return of the S&P 500 Index.

The Company’s ending consolidated assets under management increased by $81.2 billion, or 41 percent, in fiscal 2013 to $280.7 billion on October 31, 2013, reflecting the acquisition of The Clifton Group Investment Management Company (“Clifton”) on December 31, 2012, a 12 percent organic growth rate and favorable equity markets. Average consolidated assets under management increased by $58.4 billion, or 30 percent, to $251.3 billion in fiscal 2013. Fiscal 2013 was a year of significant growth for our floating-rate bank loan franchise, which had $14.9 billion of net inflows and ended the year with $41.8 billion of managed assets, an increase of 58 percent. Fiscal 2013 was also a landmark year for our Seattle-based subsidiary Parametric, which successfully absorbed Clifton as a new division and generated net inflows of $16.5 billion across its various franchises, most notably in its emerging market equity and implementation services franchises. Net outflows from EVM large-cap value funds and separate accounts slowed significantly in fiscal 2013 from levels experienced in fiscal 2012, with net outflows totaling $3.6 billion in fiscal 2013 compared to $11.9 billion in fiscal 2012.

The Clifton acquisition had a significant impact on our average effective fee rate in fiscal 2013, both overall and considering only investment advisory and administrative fees. Upon acquisition, the Clifton business had an average effective fee rate of approximately 7 basis points. The acquisition contributed to a lowering of our overall average effective fee rate to 54 basis points in fiscal 2013 from 62 basis points in fiscal 2012. Our average effective investment advisory and administrative fee rate similarly decreased to 45 basis points in fiscal 2013 from 51 basis points in fiscal 2012. The primary driver of our overall average effective fee rate continues to be the mix of assets by distribution channel and mandate.

Consolidated Assets under Management

Consolidated assets under management of $280.7 billion on October 31, 2013 increased $81.2 billion, or 41 percent over the $199.5 billion reported a year earlier. Consolidated assets under management on October 31, 2013 included $133.2 billion in long-term funds, $95.7 billion in institutional separate accounts, $19.7 billion in high-net-worth separate accounts, $31.8 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net inflows of $13.6 billion during the twelve-month period ended October 31, 2013 reflect gross inflows of $43.6 billion offset by outflows of $30.0 billion. Institutional separate account net inflows were $9.6 billion, high-net-worth separate account net inflows were $1.1 billion and retail managed account net inflows were $0.5 billion during the twelve-month period ended October 31, 2013. Clifton assets under management acquired totaled $34.8 billion and net price appreciation increased assets under management by $21.7 billion. The $24.7 billion of net inflows into long-term funds and separate accounts in fiscal 2013 equates to a 12 percent internal growth rate.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. In fiscal 2013, we added a new category, “Implementation Services,” to reflect the growing importance to our business and distinctive attributes of Parametric’s tax-managed core, centralized portfolio management and specialty index business lines and the futures- and options-based overlay and exposure management services added in the Clifton acquisition.

Consolidated Assets under Management by Investment Mandate(1) (2)

	October 31,						2013	2012
		% of		% of		% of	vs.	vs.
(in millions)	2013	Total	2012	Total	2011	Total	2012	2011
Equity (3)	$93,585	33%	$80,782	41%	$84,281	45%	16%	-4%
Fixed income	44,211	16%	49,003	25%	43,708	23%	-10%	12%
Floating-rate income	41,821	15%	26,388	13%	24,322	13%	58%	8%
Alternative	15,212	5%	12,864	6%	10,650	6%	18%	21%
Implementation services(4)	85,637	31%	30,302	15%	24,574	13%	183%	23%
Cash management	203	0%	169	0%	669	0%	20%	-75%
Total	$280,669	100%	$199,508	100%	$188,204	100%	41%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.
(3)	Balances include assets in balanced accounts holding income securities.
(4)	Balances include amounts reclassified from equity for the prior year period.

Equity and implementation services assets under management included $59.1 billion, $51.4 billion and $48.1 billion of assets managed for after-tax returns on October 31, 2013, 2012 and 2011, respectively. Fixed income assets included $25.8 billion, $29.5 billion and $25.6 billion of tax-exempt municipal bond assets on October 31, 2013, 2012 and 2011, respectively.

Net inflows totaled $24.7 billion in fiscal 2013, compared to $0.2 billion in fiscal 2012 and $3.9 billion in fiscal 2011. Long-term fund net inflows totaled $13.6 billion in fiscal 2013, compared to net outflows of $3.8 billion in fiscal 2012 and net inflows of $0.5 billion in fiscal 2011. Long-term fund gross inflows increased to $43.6 billion in fiscal 2013, from $27.1 billion in fiscal 2012 and $33.0 billion in fiscal 2011, reflecting primarily an increase in inflows into funds with floating-rate mandates, while long-term fund gross outflows decreased to $30.0 billion in fiscal 2013, from $30.9 billion in fiscal 2012 and $32.5 billion in fiscal 2011, reflecting a decline in outflows from Eaton Vance Large-Cap Value Fund. Fund net inflows and outflows reflect an increase in fund leverage of $1.3 billion in fiscal 2013 and a decrease in leverage of $0.9 billion and $0.9 billion in fiscal 2012 and 2011, respectively.

Separate account net inflows totaled $11.1 billion in fiscal 2013, compared to $4.0 billion in fiscal 2012 and $3.3 billion in fiscal 2011. Institutional separate account net inflows increased to $9.6 billion in fiscal 2013, from $2.0 billion and $2.5 billion in 2012 and 2011, respectively. High-net-worth account net inflows totaled $1.1 billion, $1.3 billion and $0.4 billion in fiscal 2013, 2012 and 2011, respectively, while retail managed account net inflows totaled $0.5 billion, $0.7 billion and $0.4 billion in fiscal 2013, 2012 and 2011, respectively.

As of October 31, 2013, the Clifton division of Parametric managed $45.6 billion of client assets, an increase of 31 percent from the $34.8 billion of assets managed by Clifton on December 31, 2012, the date of acquisition. Net inflows into Clifton-managed funds and accounts were $8.9 billion from the time of acquisition. The managed assets and flows of Clifton subsequent to the acquisition are included in Eaton Vance consolidated totals and are reflected as assets and flows of Parametric.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the fiscal years ended October 31, 2013, 2012 and 2011:

Consolidated Net Flows by Investment Mandate(1)

				2013	2012
	Years Ended October 31,			vs.	vs.
(in millions)	2013	2012	2011	2012	2011
Equity assets - beginning of period(2)	$80,782	$84,281	$85,912	-4%	-2%
Sales and other inflows	16,989	16,572	23,202	3%	-29%
Redemptions/outflows	(19,459)	(26,033)	(24,282)	-25%	7%
Net flows	(2,470)	(9,461)	(1,080)	-74%	776%
Assets acquired(4)	1,572	-	352	NM (3)	NM
Exchanges	328	15	35	NM	-57%
Market value change	13,373	5,947	(938)	125%	NM
Equity assets - end of period	$93,585	$80,782	$84,281	16%	-4%
Fixed income assets - beginning of period	49,003	43,708	46,119	12%	-5%
Sales and other inflows	10,881	12,278	10,336	-11%	19%
Redemptions/outflows	(14,015)	(9,455)	(11,827)	48%	-20%
Net flows	(3,134)	2,823	(1,491)	NM	NM
Assets acquired(4)	472	-	-	NM	NM
Exchanges	(510)	84	(180)	NM	NM
Market value change	(1,620)	2,388	(740)	NM	NM
Fixed income assets - end of period	$44,211	$49,003	$43,708	-10%	12%
Floating-rate income assets - beginning of period	26,388	24,322	20,003	8%	22%
Sales and other inflows	21,729	7,401	9,331	194%	-21%
Redemptions/outflows	(6,871)	(5,662)	(5,220)	21%	8%
Net flows	14,858	1,739	4,111	754%	-58%
Exchanges	397	45	53	782%	-15%
Market value change	178	282	155	-37%	82%
Floating-rate income assets - end of period	$41,821	$26,388	$24,322	58%	8%
Alternative assets - beginning of period	12,864	10,650	10,482	21%	2%
Sales and other inflows	8,195	6,736	5,250	22%	28%
Redemptions/outflows	(5,688)	(4,348)	(4,784)	31%	-9%
Net flows	2,507	2,388	466	5%	412%
Assets acquired(4)	650	-	-	NM	NM
Exchanges	(184)	(94)	(79)	96%	19%
Market value change	(625)	(80)	(219)	681%	-63%
Alternative assets - end of period	$15,212	$12,864	$10,650	18%	21%
Implementation services assets - beginning of period(5)	30,302	24,574	21,588	23%	14%
Sales and other inflows	39,841	7,096	6,771	461%	5%
Redemptions/outflows	(26,887)	(4,411)	(4,886)	510%	-10%
Net flows	12,954	2,685	1,885	382%	42%
Assets acquired(4)	32,064	-	-	NM	NM
Exchanges	(118)	(1)	-	NM	NM
Market value change	10,435	3,044	1,101	243%	176%
Implementation services assets - end of period	$85,637	$30,302	$24,574	183%	23%
Long-term assets - beginning of period	199,339	187,535	184,104	6%	2%
Sales and other inflows	97,635	50,083	54,890	95%	-9%
Redemptions/outflows	(72,920)	(49,909)	(50,999)	46%	-2%
Net flows	24,715	174	3,891	NM	-96%
Assets acquired(4)	34,758	-	352	NM	NM
Exchanges	(87)	49	(171)	NM	NM
Market value change	21,741	11,581	(641)	88%	NM
Total long-term assets - end of period	$280,466	$199,339	$187,535	41%	6%
Cash management fund assets - end of period	203	169	669	20%	-75%
Total assets under management - end of period	$280,669	$199,508	$188,204	41%	6%

(1)	Consolidated Eaton Vance Corp. See table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances include assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Balances represent Clifton assets acquired on December 31, 2012.
(5)	Balances include amounts reclassified from equity for fiscal 2012.

Consolidated Net Flows by Investment Vehicle(1)

				2013	2012
	Years Ended October 31,			vs.	vs.
(in millions)	2013	2012	2011	2012	2011
Long-term fund assets - beginning of period	$113,249	$111,705	$113,978	1%	-2%
Sales and other inflows	43,606	27,080	33,035	61%	-18%
Redemptions/outflows	(29,970)	(30,895)	(32,486)	-3%	-5%
Net flows	13,636	(3,815)	549	NM	NM
Assets acquired(2)	638	-	-	NM	NM
Exchanges	(279)	(13)	(175)	NM	-93%
Market value change	5,954	5,372	(2,647)	11%	NM
Long-term fund assets - end of period	$133,198	$113,249	$111,705	18%	1%
Institutional separate account assets - beginning of period	43,338	38,003	34,593	14%	10%
Sales and other inflows	41,108	12,496	12,350	229%	1%
Redemptions/outflows	(31,548)	(10,514)	(9,832)	200%	7%
Net flows	9,560	1,982	2,518	382%	-21%
Assets acquired(2)	34,120	-	-	NM	NM
Exchanges	183	38	(18)	382%	NM
Market value change	8,523	3,315	910	157%	264%
Institutional separate account assets - end of period	$95,724	$43,338	$38,003	121%	14%
High-net-worth separate account assets - beginning of period	15,036	13,256	11,883	13%	12%
Sales and other inflows	4,763	3,609	2,848	32%	27%
Redemptions/outflows	(3,699)	(2,283)	(2,419)	62%	-6%
Net flows	1,064	1,326	429	-20%	209%
Assets acquired	-	-	352	NM	NM
Exchanges	(16)	(990)	(8)	-98%	NM
Market value change	3,615	1,444	600	150%	141%
High-net-worth separate account assets - end of period	$19,699	$15,036	$13,256	31%	13%
Retail managed account assets - beginning of period	27,716	24,571	23,650	13%	4%
Sales and other inflows	8,158	6,898	6,657	18%	4%
Redemptions/outflows	(7,703)	(6,217)	(6,262)	24%	-1%
Net flows	455	681	395	-33%	72%
Exchanges	25	1,014	30	-98%	NM
Market value change	3,649	1,450	496	152%	192%
Retail managed account assets - end of period	$31,845	$27,716	$24,571	15%	13%
Total long-term assets - beginning of period	199,339	187,535	184,104	6%	2%
Sales and other inflows	97,635	50,083	54,890	95%	-9%
Redemptions/outflows	(72,920)	(49,909)	(50,999)	46%	-2%
Net flows	24,715	174	3,891	NM	-96%
Assets acquired(2)	34,758	-	352	NM	NM
Exchanges	(87)	49	(171)	NM	NM
Market value change	21,741	11,581	(641)	88%	NM
Total long-term assets - end of period	$280,466	$199,339	$187,535	41%	6%
Cash management fund assets - end of period	203	169	669	20%	-75%
Total assets under management - end of period	$280,669	$199,508	$188,204	41%	6%

(1)	Consolidated Eaton Vance Corp. See page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Balances represent Clifton assets acquired on December 31, 2012.

The following table summarizes our assets under management by investment affiliate as of October 31, 2013, 2012 and 2011:

Consolidated Assets under Management by Investment Affiliate (1)

	Years Ended October 31,			2013	2012
				vs.	vs.
(in millions)	2013	2012	2011	2012	2011
Eaton Vance Management (2)	$144,693	$131,004	$133,128	10%	-2%
Parametric	117,044	53,332	41,983	119%	27%
Atlanta Capital	18,932	15,172	13,093	25%	16%
Total	$280,669	$199,508	$188,204	41%	6%

(1)	Consolidated Eaton Vance Corp. See page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of October 31, 2013, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $16.9 billion of client assets, an increase of 40 percent from $12.1 billion of managed assets on October 31, 2012. Net inflows into Hexavest-managed funds and separate accounts were $2.3 billion in fiscal 2013 and $0.8 billion in fiscal 2012. Other than Eaton Vance-sponsored funds for which Hexavest is advisor or sub-advisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals. The following table summarizes assets under management and asset flow information for Hexavest for the fiscal years ended October 31, 2013 and 2012:

Hexavest Assets under Management and Net Flows

			2013
	Years Ended October 31,		vs.
(in millions)	2013	2012 (2)	2012
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$37	$-	NM
Sales and other inflows	162	36	350%
Redemptions/outflows	(15)	-	NM
Net flows	147	36	308%
Market value change	27	1	NM
Eaton Vance sponsored funds - end of period	$211	$37	470%
Eaton Vance distributed separate accounts - beginning of period(3)	$-	$-	NM
Sales and other inflows	1,381	-	NM
Redemptions/outflows	(33)	-	NM
Net flows	1,348	-	NM
Market value change	226	-	NM
Eaton Vance distributed separate accounts - end of period	$1,574	$-	NM
Total Eaton Vance distributed - beginning of period	$37	$-	NM
Sales and other inflows	1,543	36	NM
Redemptions/outflows	(48)	-	NM
Net flows	1,495	36	NM
Market value change	253	1	NM
Total Eaton Vance distributed - end of period	$1,785	$37	NM
Hexavest directly distributed - beginning of period(4)	$12,073	$10,956	10%
Sales and other inflows	2,703	1,047	158%
Redemptions/outflows	(1,853)	(318)	483%
Net flows	850	729	17%
Market value change	2,213	388	470%
Hexavest directly distributed - end of period	$15,136	$12,073	25%
Total Hexavest assets - beginning of period	$12,110	$10,956	11%
Sales and other inflows	4,246	1,083	292%
Redemptions/outflows	(1,901)	(318)	498%
Net flows	2,345	765	207%
Market value change	2,466	389	534%
Total Hexavest assets - end of period	$16,921	$12,110	40%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Reflects activity from August 6, 2012, the date that Eaton Vance acquired its 49 percent equity interest in Hexavest, through October 31, 2012.
(3)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(4)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	October 31,						2013	2012
		% of		% of		% of	vs.	vs.
(in millions)	2013	Total	2012	Total	2011	Total	2012	2011
Open-end funds:
Class A	$29,776	11%	$28,862	14%	$32,127	17%	3%	-10%
Class B	662	0%	959	1%	1,294	1%	-31%	-26%
Class C	9,800	4%	9,662	5%	9,693	5%	1%	0%
Class I	42,544	15%	30,288	15%	26,830	14%	40%	13%
Class N	2,311	1%	1,566	1%	1,287	1%	48%	22%
Class R	373	0%	312	0%	372	0%	20%	-16%
Other(2)	1,524	1%	540	0%	618	1%	183%	-13%
Total open-end funds	86,990	31%	72,189	36%	72,221	39%	21%	0%
Private funds(3)	21,500	8%	18,012	9%	17,404	9%	19%	3%
Closed-end funds	24,911	9%	23,217	12%	22,749	12%	7%	2%
Total fund assets	133,401	48%	113,418	57%	112,374	60%	18%	1%
Institutional account
assets	95,724	34%	43,338	22%	38,003	20%	121%	14%
High-net-worth
account assets	19,699	7%	15,036	7%	13,256	7%	31%	13%
Retail managed
account assets	31,845	11%	27,716	14%	24,571	13%	15%	13%
Total separate account
assets	147,268	52%	86,090	43%	75,830	40%	71%	14%
Total	$280,669	100%	$199,508	100%	$188,204	100%	41%	6%

(1)	Consolidated Eaton Vance Corp. See Table on page 35 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

We currently sell open-end mutual funds under the Eaton Vance and Parametric brands in five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I, also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Advisors Class”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances and sell such shares at net asset value.  Class A shares are offered at net asset value (without a sales charge) to tax-deferred retirement plans and deferred compensation plans, and to clients of financial intermediaries who charge an ongoing fee for advisory, investment, consulting or similar services.  Class A shares are also offered at net asset value to clients of financial intermediaries that have entered into an agreement with Eaton Vance Distributors, Inc. (“EVD”) to offer Class A shares through a no-load network or platform to certain separate account clients of Eaton Vance and its affiliates, and to certain persons affiliated with Eaton Vance.

Fund assets represented 48 percent of total consolidated assets under management on October 31, 2013, down from 57 percent and 60 percent on October 31, 2012 and 2011, respectively, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 52 percent of consolidated assets under management on October 31, 2013, from 43 percent and 40 percent on October 31, 2012 and 2011, respectively, reflecting the impact of the Clifton acquisition as well as changes in product mix. Fund assets under management increased $20.0 billion, or 18 percent, to $133.4 billion on October 31, 2013, reflecting 11 percent organic growth, market appreciation of $6.0 billion and $0.6 billion of managed assets acquired in the Clifton acquisition. Separate account assets under management increased $61.2 billion, or 71 percent, to $147.3 billion on October 31, 2013, reflecting 13 percent organic growth, market appreciation of $15.8 billion and $34.1 billion of managed assets acquired in the Clifton acquisition.

Average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account investment advisory fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Asset Class(1)

				2013	2012
	Years Ended October 31,			vs.	vs.
(in millions)	2013	2012	2011	2012	2011
Open-end funds:
Class A	$29,429	$30,049	$35,403	-2%	-15%
Class B	813	1,118	1,583	-27%	-29%
Class C	9,814	9,628	10,248	2%	-6%
Class I	37,107	28,296	26,996	31%	5%
Class N	1,885	1,339	1,337	41%	0%
Class R	329	340	412	-3%	-17%
Other(2)	923	604	608	53%	0%
Total open-end funds	80,300	71,374	76,587	13%	-7%
Private funds(3)	19,756	17,870	17,372	11%	3%
Closed-end funds	23,945	23,086	23,521	4%	-2%
Total fund assets	124,001	112,330	117,480	10%	-4%
Institutional account assets	80,028	39,733	36,962	101%	7%
High-net-worth account assets	17,521	14,005	13,091	25%	7%
Retail managed account assets	29,701	26,829	24,890	11%	8%
Total separate account assets	127,250	80,567	74,943	58%	8%
Total	$251,251	$192,897	$192,423	30%	0%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate income funds and CLO entities.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring (such as special dividends, costs associated with the extinguishment of debt and tax settlements) or non-operating in nature. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors consider these adjusted numbers a measure of the Company’s underlying operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the fiscal years ended October 31, 2013, 2012 and 2011:

38

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands, except per share data)	2013	2012	2011	2012	2011

Net income attributable to Eaton Vance Corp. shareholders	$193,841	$203,465	$214,902	-5%	-5%
Non-controlling interest value adjustments(1)	24,320	19,866	30,216	22%	-34%
Closed-end fund structuring fees, net of tax(2)	2,851	-	-	NM	NM
Loss on extinguishment of debt, net of tax(3)	35,239	-	-	NM	NM
Settlement of state tax audit(4)	6,691	-	-	NM	NM

Adjusted net income attributable to Eaton Vance Corp. shareholders	$262,942	$223,331	$245,118	18%	-9%

Earnings per diluted share	$1.53	$1.72	$1.75	-11%	-2%
Non-controlling interest value adjustments	0.19	0.17	0.25	12%	-32%
Closed-end fund structuring fees, net of tax	0.02	-	-	NM	NM
Loss on extinguishment of debt, net of tax	0.28	-	-	NM	NM
Settlement of state tax audit	0.05	-	-	NM	NM
Special dividend adjustment(5)	0.01	-	-	NM	NM
Adjusted earnings per diluted share	$2.08	$1.89	$2.00	10%	-6%

(1)	Please see page 49, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Floating-Rate Income Plus Fund in the third quarter of fiscal 2013 and Eaton Vance Municipal Income Term Trust in the second quarter of fiscal 2013.
(3)	Reflects the loss on the Company's retirement of $250 million of its outstanding Senior Notes due in 2017. The loss on extinguishment of debt, net of tax, consists of the tender premium paid, acceleration of deferred financing costs and discounts tied to the original issuance, transaction costs associated with the tender offer, the loss recognized on a reverse treasury lock entered into in conjunction with the tender and accelerated amortization of a treasury rate lock tied to the original debt.
(4)	Please see page 49, "Income Taxes" for further discussion of the tax settlement adjustment referenced above.
(5)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $193.8 million, or $1.53 per diluted share, in fiscal 2013 compared to net income attributable to Eaton Vance Corp. shareholders of $203.5 million, or $1.72 per diluted share, in fiscal 2012. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $262.9 million, or $2.08 per diluted share, in fiscal 2013 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $223.3 million, or $1.89 per diluted share, in fiscal 2012. The change in net income and, with certain exceptions, adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $148.5 million, or 12 percent, primarily due to a 30 percent increase in consolidated average assets under management offset by a decrease in our annualized effective fee rate to 54 basis points in fiscal 2013 from 62 basis points in fiscal 2012 largely as a result of the Clifton acquisition.

•	An increase in expenses of $88.5 million, or 11 percent, reflecting increases in compensation, distribution and service fees, fund-related expenses, and other expenses offset by reduced amortization of deferred sales commissions.

•	A decrease of $20.9 million in gains (losses) and other investment income, net, reflecting a $3.1 million loss on the reverse treasury lock entered into in conjunction with the retirement of $250 million of our 6.5 percent Senior Notes due in October 2017 (the “2017 Senior Notes”) and a decline in investment gains and income recognized on our seed capital investments.

•	A $53.0 million loss on extinguishment of debt related to the retirement of $250 million of our 2017 Senior Notes as referenced above.
•	A $30.6 million decline in other expenses of the Company’s consolidated CLO entities, reflecting a decrease in investment gains recognized by those entities in fiscal 2013.

•	An increase in income taxes of $1.5 million, or 1 percent, reflecting a $6.7 million tax adjustment related to the settlement of a state tax audit offset by a decrease in taxable income attributable to Eaton Vance Corp. shareholders. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.

•	An increase in equity in net income of affiliates, net of tax, of $11.5 million, reflecting an increase in our proportionate net interest in Hexavest’s earnings and an increase in our net interest in the earnings of sponsored funds accounted for under the equity method of accounting.
•	A decrease in net income attributable to non-controlling interests of $24.7 million, primarily reflecting a decrease in the net gains recognized by the Company’s consolidated CLO entities that are borne by other beneficial interest holders, partially offset by an increase in the annual adjustments made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding increased by 7.3 million shares, or 6 percent in fiscal 2013 over fiscal 2012. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options, an increase in the dilutive effect of in-the-money options resulting from a 44 percent increase in the average share price of the Company’s Non-Voting Common Stock during the period, and the impact of annual vesting of restricted stock, offset by share repurchases.

We reported net income attributable to Eaton Vance Corp. shareholders of $203.5 million, or $1.72 per diluted share, in fiscal 2012 compared to net income attributable to Eaton Vance Corp. shareholders of $214.9 million, or $1.75 per diluted share, in fiscal 2011. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $223.3 million, or $1.89 per diluted share, in fiscal 2012 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $245.1 million, or $2.00 per diluted share, in fiscal 2011. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	A decrease in revenue of $39.6 million, or 3 percent, reflecting substantially unchanged average assets under management and a decrease in our annualized effective fee rate to 62 basis points in fiscal 2012 from 65 basis points in fiscal 2011. The decrease in our effective fee rate can be primarily attributed to the decline in average fund assets under management that are subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.
•	A decrease in expenses of $6.3 million, or 1 percent, reflecting declines in certain distribution and service fee expenses and reduced amortization of deferred sales commissions offset by increases in compensation, fund-related and other expenses.

•	A decrease of $1.0 million, or 5 percent, in gains and other investment income primarily due to a decrease in investment gains recognized on our seed capital portfolio.
•	A $56.9 million increase in other income (expense) of the Company’s consolidated CLO entity, reflecting an improvement in the performance of the consolidated CLO entity.
•	A decrease in income taxes of $14.5 million, or 9 percent, reflecting the decrease in taxable income attributable to Eaton Vance Corp. shareholders. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in net income attributable to non-controlling interests of $48.6 million, primarily reflecting net gains recognized by the Company’s consolidated CLO entity that are attributed to other beneficial interest holders and an increase in net income attributable to non-controlling interest holders in the Company’s majority-owned subsidiaries, partially offset by decreases in the annual adjustments made to the estimated redemption values of non-controlling interests in the Company’s majority-owned subsidiaries.

Weighted average diluted shares outstanding decreased by 4.8 million shares, or 4 percent, primarily reflecting shares repurchased in fiscal 2012 and a decrease in the number of in-the-money share options included in the calculation of weighted average diluted shares outstanding, offset by the impact of annual vesting of restricted stock.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 54 basis points in fiscal 2013 compared to 62 basis points in fiscal 2012 and 65 basis points in fiscal 2011. As noted above, the decrease in our average overall effective fee rate in fiscal 2013 can be primarily attributed to the acquisition of Clifton, whose business operates at a significantly lower average effective fee rate. The decrease in our average overall effective fee rate in fiscal 2012 can be primarily attributed to the decline in average fund assets under management subject to distribution and service fees and the increase in average separate account assets under management as a percentage of total average assets under management.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, services fees and other revenues for the fiscal years ended October 31, 2013, 2012 and 2011:

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011

Investment advisory and administrative fees	$1,135,327	$988,058	$996,222	15%	-1%
Distribution and underwriter fees	89,234	89,410	102,979	0%	-13%
Service fees	126,560	126,345	144,530	0%	-13%
Other revenue	6,382	5,223	4,875	22%	7%
Total revenue	$1,357,503	$1,209,036	$1,248,606	12%	-3%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 84 percent of total revenue in fiscal 2013 compared to 82 percent in fiscal 2012 and 80 percent in fiscal 2011.

The increase in investment advisory and administrative fees of 15 percent, or $147.3 million, in fiscal 2013 from fiscal 2012 can be primarily attributed to the 30 percent increase in average assets under management, offset by lower effective fee rates due primarily to a shift in product mix resulting from the Clifton acquisition. Fund assets, which had an average effective fee rate of 67 basis points in fiscal 2013 and 66 basis points in fiscal 2012, decreased to 48 percent of total assets under management on October 31, 2013 from 57 percent of total assets under management on October 31, 2012, while separately managed account assets, which had an average effective fee rate of 24 basis points in fiscal 2013 and 30 basis points in fiscal 2012, increased to 52 percent of total assets under management on October 31, 2013 from 43 percent of total assets under management on October 31, 2012.

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

Distribution plan payments decreased 1 percent, or $0.8 million, to $80.1 million in fiscal 2013 from fiscal 2012, reflecting decreases in average Class B, Class R and private fund distribution fees offset by increases in average Class A and Class C distribution fees.

Distribution plan payments decreased 13 percent, or $11.9 million, to $80.9 million in fiscal 2012 from fiscal 2011, reflecting decreases in average Class A, Class B, Class C, Class R and certain private equity fund assets subject to distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private equity funds for the fiscal years ended October 31, 2013, 2012 and 2011:

42

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011

Class A	$1,105	$671	$762	65%	-12%
Class B	5,298	7,459	13,555	-29%	-45%
Class C	69,223	67,978	72,810	2%	-7%
Class R	821	844	1,029	-3%	-18%
Private funds	3,626	3,967	4,614	-9%	-14%
Total distribution plan payments	$80,073	$80,919	$92,770	-1%	-13%

Underwriter fees and other distribution income increased 8 percent, or $0.7 million, to $9.2 million in fiscal 2013, reflecting an increase of $0.7 million in contingent deferred sales charges received on certain Class A redemptions.

Underwriter fees and other distribution income decreased 17 percent, or $1.7 million, to $8.5 million in fiscal 2012, reflecting a decrease of $0.4 million in underwriter fees received on sales of Class A shares and a decrease of $1.3 million in contingent deferred sales charges received on certain Class A redemptions.

Service fees

Service fees, which are paid to EVD pursuant to distribution or service plans adopted by our sponsored mutual funds, are calculated as a percent of average assets under management in specific mutual fund share classes (principally Classes A, B, C, N and R). Certain private funds also make service fee payments to EVD. Service fees are paid to EVD as principal underwriter or placement agent to the funds for service and/or the maintenance of shareholder accounts.

Service fee revenue was $126.6 million in both fiscal 2013 and fiscal 2012, reflecting substantially unchanged average assets under management in funds and classes of funds subject to service fees.

Service fee revenue decreased 13 percent, or $18.2 million, to $126.3 million in fiscal 2012 from fiscal 2011, primarily reflecting a 12 percent decrease in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sub-lease income, increased by $1.2 million in fiscal 2013, primarily reflecting an increase in Hexavest-related revenue. Other revenue increased by $0.3 million in fiscal 2012, primarily reflecting increases in sub-transfer agent fees received.

Expenses

Operating expenses increased by 11 percent, or $88.5 million, in fiscal 2013 from fiscal 2012, reflecting increases in compensation, distribution and service fees, fund-related and other expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the fiscal years ended October 31, 2013, 2012 and 2011:

43

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011
Compensation and related costs:
Cash compensation	$387,343	$329,088	$317,633	18%	4%
Stock-based compensation	59,791	56,307	52,294	6%	8%
Total compensation and related costs	447,134	385,395	369,927	16%	4%
Distribution expense	139,618	130,914	132,664	7%	-1%
Service fee expense	115,149	113,485	124,517	1%	-9%
Amortization of deferred sales commissions	19,581	20,441	35,773	-4%	-43%
Fund-related expenses	34,230	27,375	25,295	25%	8%
Other expenses	148,784	138,434	134,198	7%	3%
Total expenses	$904,496	$816,044	$822,374	11%	-1%

Compensation and related costs

Compensation expense increased by 16 percent, or $61.7 million, in fiscal 2013 from fiscal 2012, reflecting increases in base salaries and employee benefits, stock-based compensation, operating-income based incentives and sales-based incentives, partially offset by a decrease in other compensation.

Compensation expense increased by 4 percent, or $15.5 million, in fiscal 2012 from fiscal 2011, reflecting increases in base salaries and employee benefits, operating income-based incentives, stock-based compensation and other compensation, partially offset by a decrease in sales-based incentives.

The following table shows our compensation and related costs for the fiscal years ended October 31, 2013, 2012 and 2011:

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011

Base salaries and employee benefits	$187,734	$167,085	$157,919	12%	6%
Stock-based compensation	59,791	56,307	52,294	6%	8%
Operating income-based incentives	130,359	111,754	104,681	17%	7%
Sales incentives	64,730	45,591	52,522	42%	-13%
Other compensation expense	4,520	4,658	2,511	-3%	86%
Total	$447,134	$385,395	$369,927	16%	4%

Base salaries and employee benefits increased by 12 percent, or $20.7 million, in fiscal 2013, primarily reflecting the Clifton acquisition, an increase in base compensation driven by the increase in headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and incentives. Stock-based compensation increased by 6 percent, or $3.5 million, in fiscal 2013, also reflecting the increase in headcount. Operating income-based incentives increased by 17 percent, or $18.6 million, in fiscal 2013, primarily reflecting the increase in pre-bonus adjusted operating income and the impact of the Clifton acquisition. Sales incentives increased by 42 percent, or $19.1 million, in fiscal 2013 reflecting a 55 percent increase in long-term fund and retail managed account gross sales and a modest decrease in our average retail incentive rate. Other compensation expense, which was down slightly year over year, primarily reflects a reduction in severance costs and signing bonuses paid.

Base salaries and employee benefits increased by 6 percent, or $9.2 million, in fiscal 2012, primarily reflecting increases in base salaries associated with a 5 percent increase in headcount, annual merit increases and an increase in payroll taxes associated with the increase in base salaries and operating income-based incentives. Operating income-based incentives increased by 7 percent, or $7.1 million, reflecting higher pre-bonus adjusted operating income and an increase in the rate at which operating income-based incentives were accrued in fiscal 2012. Stock-based compensation increased by 8 percent, or $4.0 million, in fiscal 2012, primarily reflecting increases in restricted stock grants. Other compensation expense increased by $2.1 million in fiscal 2012, reflecting an increase in severance costs. Sales-based incentives decreased by 13 percent, or $6.9 million, primarily reflecting a decrease in long-term fund sales.

Distribution expense

Distribution expense consists primarily of commissions paid to broker-dealers on the sale of Class A shares at net asset value, ongoing asset-based payments made to distribution partners pursuant to third-party distribution arrangements for certain Class C share and closed-end funds, marketing support arrangements to distribution partners and other discretionary marketing expenses.

The following table shows our distribution expense for the fiscal years ended October 31, 2013, 2012 and 2011:

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011

Class A share commissions	$6,507	$5,492	$5,835	18%	-6%
Class C share distribution fees	54,631	55,528	51,905	-2%	7%
Closed-end fund structuring fees	4,614	-	-	NM	NM
Closed-end fund dealer compensation payments	17,701	16,977	17,199	4%	-1%
Intermediary marketing support payments	40,442	36,332	41,568	11%	-13%
Discretionary marketing expenses	15,723	16,585	16,157	-5%	3%
Total	$139,618	$130,914	$132,664	7%	-1%

Class A share commissions increased by 18 percent, or $1.0 million, in fiscal 2013 and decreased by 6 percent, or $0.3 million, in fiscal 2012, in both cases reflecting changes in Class A sales on which we pay a commission. Class C share distribution fees decreased by 2 percent, or $0.9 million, in fiscal 2013 and increased by 7 percent, or $3.6 million, in fiscal 2012, in both cases reflecting changes in Class C share assets held more than one year on which these fees are based. The $4.6 million in closed-end fund structuring fees recognized in fiscal 2013 were associated with the initial public offerings of Eaton Vance Floating-Rate Income Plus Fund and Eaton Vance Municipal Income Term Trust during the year. Closed-end fund dealer compensation payments increased by 4 percent, or $0.7 million, in fiscal 2013 and decreased by 1 percent, or $0.2 million, in fiscal 2012, in both cases reflecting changes in average assets subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 11 percent, or $4.1 million, in fiscal 2013 and decreased by 13 percent, or $5.2 million, in fiscal 2012, in both cases reflecting changes in average assets subject to those arrangements. Discretionary marketing expenses decreased by 5 percent, or $0.9 million, in fiscal 2013, primarily reflecting a decrease in the use of outside agencies and increased by 3 percent, or $0.4 million, in fiscal 2012, primarily reflecting expansion of the Company’s marketing programs.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C, N and R), as well as certain private funds. Service fee expense increased by 1 percent, or $1.7 million, in fiscal 2013, reflecting a modest increase in average assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense decreased by 9 percent, or $11.0 million, in fiscal 2012, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense decreased 4 percent in fiscal 2013, reflecting a decrease in average Class B shares, and privately offered funds, deferred sales commissions partially offset by an increase in average Class C share deferred sales commissions. In fiscal 2013, 19 percent of total amortization related to Class B shares, 76 percent to Class C shares and 5 percent to privately offered equity funds.

Amortization expense decreased 43 percent in fiscal 2012, reflecting a decrease in average Class B shares, Class C shares and privately offered funds, deferred sales commissions. In fiscal 2012, 26 percent of total amortization related to Class B shares, 62 percent to Class C shares and 12 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 25 percent, or $6.9 million, in fiscal 2013, primarily reflecting an increase in sub-advisory expenses associated with the use of unaffiliated sub-advisors on certain funds, an increase in other fund-related expenses and the recognition of $0.6 million of fund-related costs incurred in conjunction with the launch of closed-end funds during the year.

Fund-related expenses increased 8 percent, or $2.1 million, in fiscal 2012, reflecting an increase in non-advisory expenses borne by us on certain funds for which we are paid an all-in management fee and higher subsidies we provide to startup and other small funds to enhance their cost competitiveness, partially offset by decreases in sub-advisory fees.

Other expenses

Other expenses consist primarily of travel, professional services, information technology, facilities, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

The following table shows our other expense for the fiscal years ended October 31, 2013, 2012 and 2011:

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011
Travel	$14,739	$13,176	$12,312	12%	7%
Communications	5,273	5,307	5,625	-1%	-6%
Information technology	57,040	46,839	45,926	22%	2%
Professional services	12,415	11,544	10,696	8%	8%
Facilities-related	39,536	43,816	42,461	-10%	3%
Other corporate expense	19,781	17,752	17,178	11%	3%
Total	$148,784	$138,434	$134,198	7%	3%

Other expenses increased by 7 percent, or $10.4 million, in fiscal 2013 from fiscal 2012, primarily reflecting increases in information technology expense of $10.2 million, other corporate expenses of $2.0 million, travel expense of $1.6 million and professional services expense of $0.9 million, offset by a decrease in facilities-related expenses of $4.3 million. The increase in information technology expense can be attributed to increases in outside custody and other back office services, other information technology consulting expense and software licenses and maintenance associated with budgeted technology projects. The increase in other corporate expenses reflects the amortization of intangible assets related to the Clifton acquisition and increases in charitable giving and other corporate taxes. The increase in travel expense relates to an overall increase in travel activity in fiscal 2013. The increase in professional services expense can be primarily attributed to an increase in external legal costs. The decrease in facilities-related expenses can be primarily attributed to lower depreciation expense, offset by a modest increase in consolidated rent expense.

Other expenses increased by 3 percent, or $4.2 million, in fiscal 2012 from fiscal 2011, primarily reflecting increases in facilities-related expenses of $1.4 million, information technology expense of $0.9 million, travel expense of $0.9 million, professional services expense of $0.8 million and other corporate expenses of $0.6 million, offset by a decrease in communications expense of $0.3 million. The increase in facilities-related expenses can be attributed to an increase in general building and depreciation expenses. The increase in information technology expense can be attributed to increases in system maintenance and repairs offset by a decrease in other information technology consulting expenses. The increase in travel expense can be attributed to an increase in hotel and air travel costs. The increase in professional services expense can be attributed to an increase in recruiting expenses and various corporate consulting engagements offset by a decrease in external legal costs. The increase in other corporate expenses reflects increases in corporate memberships and general corporate banking fees. The decrease in communications expense can be attributed to a decrease in telephone and cable expense.

Non-operating Income (Expense)

				2013	2012
	Years Ended October 31,			vs.	vs.
(in thousands)	2013	2012	2011	2012	2011
Gains (losses) and other investment income, net	$(2,513)	$18,417	$19,408	NM	-5%
Interest expense	(33,708)	(33,930)	(33,652)	-1%	1%
Loss on extinguishment of debt	(52,996)	-	-	NM	NM
Other income (expense) of consolidated CLO entities:
Gains (losses) and other investment income, net	14,815	44,706	(17,037)	-67%	NM
Interest expense	(19,152)	(18,447)	(13,575)	4%	36%
Total non-operating (expense) income	$(93,554)	$10,746	$(44,856)	NM	NM

Gains (losses) and other investment income, net, declined $20.9 million in fiscal 2013, reflecting a loss of $3.1 million recognized in the third quarter of fiscal 2013 on a reverse treasury lock entered into in conjunction with the retirement of the 2017 Senior Notes and a decline in investment gains and income recognized on our seed capital investments, including hedges associated with those investments. Gains (losses) and other investment income, net, declined $1.0 million in fiscal 2012, reflecting a decrease in gains recognized on our seed capital investments, partially offset by an increase in investment income earned by our consolidated funds. In fiscal 2012, we recognized $2.4 million of investment gains related to the fiscal 2011 sale of our equity interest in Lloyd George Management, representing additional settlement payments received. In fiscal 2011, we recognized a $5.5 million gain upon the sale of the Company’s equity investment in Lloyd George Management and $1.9 million gain on the sale of the Company’s equity investment in a non-consolidated CLO entity managed by the Company.

Interest expense decreased modestly in fiscal 2013, reflecting lower interest accrued on our 2017 Senior Notes and 3.625 percent senior notes due 2023 (the “2023 Senior Notes”), largely offset by accelerated amortization on a treasury lock tied to the retired portion of the 2017 Senior Notes.

Loss on extinguishment of debt of $53.0 million in fiscal 2013 consists of the tender premium associated with the retirement of $250 million of the 2017 Senior Notes, acceleration of certain deferred financing costs and discounts tied to the retired portion of the 2017 Senior Notes and transaction costs associated with the tender.

Net losses of consolidated CLO entities totaled $4.7 million in fiscal 2013, representing $4.3 million of other loss and $0.4 million of other operating expenses. Approximately $8.5 million of consolidated CLO entity net losses were included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net loss of each entity. Net income attributable to Eaton Vance Corp. shareholders included $3.8 million of income associated with the consolidated CLO entities in fiscal 2013, representing management fees earned by the Company offset by the Company’s proportionate interest in the net losses of the entities.

Consolidated CLO entity net income totaled $25.9 million in fiscal 2012, representing $26.3 million of other income and $0.4 million of other operating expenses. Approximately $22.6 million of the consolidated CLO entity net income was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in consolidated CLO entity net income. The remaining $3.3 million in fiscal 2012 was included in net income attributable to Eaton Vance Corp. shareholders, representing the Company’s proportionate interest in entity net income and management fees earned.

Consolidated CLO entity net loss totaled $31.0 million in fiscal 2011, representing $30.6 million of other loss and $0.4 million of other operating expenses. Approximately $34.5 million of the consolidated CLO entity net loss was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the consolidated CLO entity net loss. Net income attributable to Eaton Vance Corp. shareholders included $3.5 million of consolidated CLO entity net income in fiscal 2011, representing management fees earned by the Company, offset by the Company’s proportionate interest in the entity’s net losses.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 40.0 percent, 35.3 percent and 41.1 percent in fiscal 2013, 2012 and 2011, respectively. During fiscal 2013, we reached a settlement with one state to resolve all matters relating to such state’s audit of our fiscal years 2004 through 2009 for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million. Excluding the effect of the consolidated CLO entities, net income (loss) allocated to other beneficial interest holders and the impact of the tax settlement, our effective tax rate would have been 37.3 percent, 37.2 percent and 38.0 percent in fiscal 2013, 2012 and 2011, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for fiscal 2013 primarily reflects our 49 percent equity interest in Hexavest, our 7 percent minority equity interest in a private equity partnership and equity interests in certain funds we sponsor or manage, most notably Eaton Vance Focused Growth Opportunities Fund, Eaton Vance Focused Value Opportunities Fund, Eaton Vance Municipal Opportunities Fund, Eaton Vance Atlanta Capital Select Equity Fund, Eaton Vance Real Estate Fund, Eaton Vance Tax-Advantaged Bond Strategies Long-Term Fund and Eaton Vance Hexavest Global Equity Fund. Equity in net income of affiliates, net of tax, increased by $11.5 million in fiscal 2013, primarily due to the inclusion of our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in the earnings of sponsored funds, offset by a decrease in the net income of the private equity partnership. Equity in net income of affiliates, net of tax, increased by $0.4 million in fiscal 2012, primarily due to the inclusion of our 49 percent equity interest in Hexavest, partially offset by a decrease in the net income of the private equity partnership in which we hold an investment.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $24.7 million in fiscal 2013, reflecting a decrease of $31.0 million in gains attributable to other beneficial interest holders of the consolidated CLO entities offset by a $4.5 million increase in the estimated redemption value of non-controlling interests in our majority-owned subsidiaries and a $2.1 million increase in net income attributable to non-controlling interests in those subsidiaries. In fiscal 2013, the increases in the estimated redemption value of non-

controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital were $10.9 million, $0.5 million and $12.9 million, respectively. In fiscal 2012, increases in the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital were $8.1 million, $1.4 million and $10.4 million, respectively.

Net income attributable to non-controlling and other beneficial interests increased by $48.6 million in fiscal 2012, reflecting an increase of $57.1 million in gains attributable to other beneficial interest holders of the consolidated CLO entity and a $1.9 million increase in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority-owned subsidiaries, offset by a $10.3 million reduction in increases in the estimated redemption value of non-controlling interests in those subsidiaries. In fiscal 2011, the adjustments made to the estimated redemption value of non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital were $20.0 million, $1.9 million and $8.3 million, respectively.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric, Parametric Risk Advisors and Atlanta Capital are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entities we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of consolidated CLO entities do not affect our liquidity or capital resources. The collateral assets of consolidated CLO entities are held solely to satisfy the obligations of the entities, and we have no right to these assets beyond our direct investment in and management fees generated from the entities, both of which are eliminated in consolidation. The note holders of the CLO entities have no recourse to the general credit of the Company. As a result, the assets and liabilities of consolidated CLO entities are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on October 31, 2013, 2012 and 2011 and uses of cash for the years then ended:

Balance Sheet and Cash Flow Data

	October 31,
(in thousands)	2013	2012	2011
Balance sheet data:
Assets:
Cash and cash equivalents	$461,906	$462,076	$510,913
Investment advisory fees and other receivables	170,220	133,589	130,525
Total liquid assets	$632,126	$595,665	$641,438

Investments	$536,323	$486,933	$287,735

Liabilities:
Debt	$573,499	$500,000	$500,000

	Years Ended October 31,
(in thousands)	2013	2012	2011
Cash flow data:
Operating cash flows	$116,367	$178,778	$172,312
Investing cash flows	177,028	(90,905)	133,520
Financing cash flows	(293,018)	(136,748)	(103,047)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 38 percent and 39 percent of total assets on October 31, 2013 and 2012, respectively, excluding those assets identified as assets of consolidated CLO entities. The Company’s seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $36.5 million increase in liquid assets in fiscal 2013 primarily reflects $116.4 million of net cash provided by operating activities, net proceeds of $17.5 million from the debt transactions described below, net inflows into consolidated funds from non-controlling interest holders of $57.0 million, proceeds from the issuance of Non-Voting Common Stock of $119.3 million, net proceeds of $99.9 million from the sale of available-for-sale securities, excess tax benefits of $20.6 million associated with stock option exercises and the $8.9 million impact of consolidated CLO entity operating, investing and financing activities, offset by the repurchase of $73.9 million of Non-Voting Common Stock, the payment of $215.5 million of dividends to shareholders, the payment of $43.5 million to acquire additional interests in Parametric, contingent payments of $14.1 million to the sellers of the former Tax-Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investors Services and the $72.3 million net cash paid to acquire Clifton.

The $45.8 million decrease in liquid assets in fiscal 2012 primarily reflects $178.8 million of net cash provided by operating activities, net inflows into consolidated funds from non-controlling interest holders of $42.0 million, proceeds from the issuance of Non-Voting Common Stock of $55.7 million, $8.6 million of excess tax benefits associated with stock option exercises and the $22.1 million impact of consolidated CLO entity operating, investing and financing activities, offset by net cash used for the purchase of available-for-sale securities and investments in equity method investees of $127.4 million, the repurchase of $106.5 million of Non-Voting Common Stock, the payment of $87.8 million of dividends to shareholders, $12.3 million in contingent payments made to the former TABS business owners and the payment of $19.9 million to acquire additional interests in our majority-owned subsidiaries. The $127.4 million net cash used for the purchase of available-for-sale securities and investments in equity method investees primarily reflects our acquisition of a 49 percent interest in Hexavest. The increase in investment advisory fees and other receivables can be attributed to the increase in our revenue run rate at the end of fiscal 2012 compared to the end of fiscal 2011.

On June 25, 2013, we issued $325 million in 2023 Senior Notes. The proceeds of the issuance were used primarily to purchase $250 million in aggregate principal amount of our 2017 Senior Notes. The Company paid $305.4 million to retire the 2017 Senior Notes, which included an early tender premium and accrued and unpaid interest. Executing these transactions enabled us to stagger the maturity of our debt, with $250 million now due in 2017 and $325 million due in 2023.

On October 31, 2013, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at October 31, 2013 or at any point during the fiscal year. We were in compliance with all debt covenants as of October 31, 2013.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be seed investments in new products, acquire shares of our Non-Voting Common Stock, pay dividends, make strategic acquisitions, enhance technology infrastructure and pay the operating expenses of the business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs for the next twelve months and to satisfy our future commitments as more fully described in Contractual Obligations below. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

We have a “well-known seasoned issuer” shelf registration statement on Form S-3 on file with the SEC that registers an unspecified amount of Non-Voting Common Stock, debt securities, depositary shares, warrants, stock purchase contracts and stock purchase units for future issuance. On June 25, 2013, we used this shelf registration statement to complete the underwritten public offering of the 2023 Senior Notes. We would expect to use the net proceeds of future securities sales under the shelf registration for general corporate purposes.

Recoverability of our Investments

Our $536.3 million of investments as of October 31, 2013 consisted of our 49 percent equity interest in Hexavest, positions in Company-managed funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-managed funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at October 31, 2013.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in fiscal 2013 that would indicate that an impairment loss exists at October 31, 2013.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in fiscal 2013 that would indicate that an impairment loss exists at October 31, 2013.

Operating Cash Flows

Our operating cash flows are calculated by adjusting net income to reflect other significant sources and uses of cash, certain significant non-cash items and timing differences in the cash settlement of other assets and liabilities. Significant sources and uses of cash that are not reflected in either revenue or operating expenses include net cash flows associated with our deferred sales commission assets (capitalized sales commissions paid net of contingent deferred sales charges received) as well as net cash flows associated with the purchase and sale of investments within the portfolios of our consolidated funds and separate accounts (proceeds received from the sale of trading investments net of cash outflows associated with the purchase of trading investments). Significant non-cash items include the amortization of deferred sales commissions and intangible assets, depreciation, stock-based compensation and net change in deferred income taxes.

Cash provided by operating activities totaled $116.4 million in fiscal 2013, a decrease of $62.4 million from $178.8 million in fiscal 2012. The decrease in net cash provided by operating activities primarily reflects an increase in the net purchase of trading securities and net losses on seed capital investments in fiscal 2013 compared to net gains in fiscal 2012, partially offset by adjustments to reflect classification of the loss on extinguishment of debt as a financing activity and consolidated CLO entity net losses compared to net gains in fiscal 2012. Cash used for operating activities in the fiscal year ended October 31, 2013 reflects the impact of a $19.6 million payment made to resolve matters relating to a state tax audit.

Cash provided by operating activities totaled $178.8 million in fiscal 2012, an increase of $6.5 million from $172.3 million in fiscal 2011. The increase in net cash provided by operating activities primarily reflects a net increase in operating cash flows related to timing differences in the cash settlement of other assets and liabilities, partially offset by consolidated CLO entity net gains compared to net losses in fiscal 2011 and an increase in our net deferred income tax asset.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $177.0 million in fiscal 2013 compared to cash used for investing activities of $90.9 million in fiscal 2012. The increase in cash provided by investing activities can be primarily attributed to an increase of $227.4 million in net proceeds from the sale of available-for-sale securities and a $116.9 million increase in the net proceeds from the sale and maturities of consolidated CLO entity investments, offset by the $72.3 million net cash paid in the Clifton acquisition. In fiscal 2013 and 2012, the Company made contingent payments of $14.1 million and $12.3 million, respectively, to the sellers of TABS under the terms of the 2009 acquisition agreement.

Cash used for investing activities totaled $90.9 million in fiscal 2012 compared to cash provided by investing activities of $133.5 million in fiscal 2011. The decrease in cash provided by investing activities can be primarily attributed to our acquisition of a 49 percent equity interest in Hexavest, which is included in purchase of investments. In fiscal 2012 and 2011, the Company made contingent payments of $12.3 million and $11.6 million, respectively, to the sellers of TABS under the terms of the 2009 acquisition agreement.

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

Cash used for financing activities totaled $293.0 million, $136.7 million and $103.0 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, we paid $43.5 million to acquire additional interests in Parametric, repurchased and retired approximately 2.0 million shares of our Non-Voting Common Stock for $73.9 million under our authorized repurchase program and issued 7.4 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $119.3 million. As of October 31, 2013, we have authorization to purchase an additional 1.9 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $1.82 in fiscal 2013, including a one-time special dividend of $1.00 per share declared and paid in December 2012, compared to $0.77 in fiscal 2012 and $0.73 in fiscal 2011. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the fourth quarter of fiscal 2013.

In June 2013, we issued $325 million in aggregate principal amount of 3.625 percent Senior Notes due 2023. In conjunction with the offering we paid approximately $3.0 million in debt offering costs that will be amortized over the life of the notes and recognized as a component of interest expense.

In June 2013, we retired $250 million principal amount of our outstanding 6.5 percent Senior Notes due 2017, paying a tender premium of $51.5 million.

In fiscal 2013, cash used for financing activities also included $177.5 million in principal payments made on senior notes of consolidated CLO entities.

Contractual Obligations

The following table details our contractual obligations as of October 31, 2013:

	Payments due by period
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$376	$21	$40	$38	$277
Senior notes	575	-	-	250	325
Interest payment on senior notes	183	28	56	40	59
Payments to non-controlling interest holders of majority-owned subsidiaries	35	35	-	-	-
Investment in private equity partnership	1	-	1	-	-
Investment in CLO entity	8	8	-	-	-
Unrecognized tax benefits(2)	2	1	1	-	-
Total	$1,180	$93	$98	$328	$661

Contractual obligations of consolidated CLO entities:
Senior and subordinated note obligations, line of credit and preferred shares	$602	$308	$-	$-	$294
Interest payments on senior and subordinated note obligations and line of credit	17	9	4	4	-
Total contractual obligations of consolidated CLO entities	$619	$317	$4	$4	$294

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.3 million to be received in the future under non-cancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $13.9 million of the maximum $15.0 million as of October 31, 2013. The remaining commitment is included in the table above.

In fiscal 2013, we committed to an approximately $8.1 million investment in a CLO entity that had not closed as of October 31, 2013. The commitment is included in the table above and was satisfied in November 2013.

Interests held by non-controlling interest holders of Parametric Risk Advisors and Atlanta Capital are not subject to mandatory redemption. The purchase of non-controlling interests is predicated, for each of them, on the exercise of a series of puts held by non-controlling interest holders and calls held by us. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders remaining employed by the affiliated entity. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specified intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. The value assigned to the purchase of an originating non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair market value. There is no discrete floor or ceiling on any non-controlling interest purchase. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of October 31, 2013. We have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current year change in the estimated redemption value of non-controlling interests redeemable at other than fair value as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $74.9 million on October 31, 2013 compared to $98.8 million on October 31, 2012.

Redeemable non-controlling interests as of October 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $4.0 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $13.6 million, respectively, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $13.9 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital redeemable at fair value of $24.9 million and $12.3 million, respectively. Redeemable non-controlling interests as of October 31, 2012 consist of third-party investors’ ownership in consolidated investment funds of $20.1 million, non-controlling interests in Parametric, Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $33.7 million, $8.7 million and $32.1 million, respectively, and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $2.0 million and $2.2 million, respectively.

Related to its acquisition of the TABS business in December 2008, the Company is obligated to make three additional annual contingent payments based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table. The Company made a contingent payment of $14.1 million with respect to the twelve months ended December 31, 2012 in fiscal 2013.

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 4.9 percent at October 31, 2013, reflecting a 0.8 percent profit interest granted on November 1, 2012 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on October 31, 2013, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. Capital and profit interests in Parametric held by the Company increased to 98.1 percent and 93.3 percent, respectively, on October 31, 2013, reflecting the transactions described above.

The Company will be obligated to make an additional payment in respect of the acquired interest in Hexavest in fiscal 2014 if Hexavest exceeds defined annual revenue thresholds in the second twelve-month period following the closing. The Company made a contingent payment of $1.3 million with respect to the first twelve-month period ended August 31, 2013. We have the option to acquire an additional 26 percent interest in Hexavest in 2017. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of these payments cannot be predicted with certainty, we anticipate they may be a significant use of cash in future years.

In June 2013, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell a 10 percent interest in Parametric Risk Advisors for $3.1 million, payable in cash or securities in Parametric Portfolio LP (“PP LP”), whose sole asset is ownership units in Parametric. The transaction increased Parametric’s ownership interest from 70 percent to 80 percent when the transaction closed on November 1, 2013. Upon execution of the call, redeemable non-controlling interests were reduced and a liability was established within other liabilities on the Company’s Consolidated Balance Sheet.

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors, including the 10 percent interest subject to the June 2013 call referenced above, for indirect ownership interests in Parametric. The indirect Parametric ownership interests issued in this exchange contain put and call features that are exercisable over a four year period beginning in 2018. As a result of this exchange, Parametric became the sole owner of Parametric Risk Advisors effective November 1, 2013.

In September 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of the call and put options is based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transactions are anticipated to settle in December 2013 and will increase the Company’s capital ownership interest in Atlanta Capital from 99.4 percent to 99.9 percent, and will increase the Company’s profit ownership interest from 80.3 percent to 87.5 percent.

Non-controlling interest holders of Atlanta Capital have the right to sell a 3.1 percent profit interest and their remaining 0.1 percent capital interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013 and each year thereafter subject to certain restrictions. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2014 and each year thereafter through October 31, 2017. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Indirect profit interests in Atlanta Capital held by its employees, including profit interests granted under a long-term equity incentive plan, were 19.7 percent prior to the put and call transactions described above, reflecting the 1.6 percent profit interest granted on November 1, 2012 under the plan. Capital and profit interests in Atlanta Capital held by the Company increased to 99.9 percent and 87.5 percent, respectively, after reflecting the put and call transactions described above.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of October 31, 2013 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of October 31, 2013, the Company had approximately $11.9 million of undistributed earnings in our Canadian subsidiary that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The Company does not have a current plan to repatriate these funds.

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

Consolidation of Variable Interest Entities

Accounting guidance provides a framework for determining whether an entity should be considered a variable interest entity (“VIE”), and, if so, whether our involvement with the entity results in a variable interest in the entity. If we determine that we do have a variable interest in the entity, we must then perform an analysis to determine whether we are the primary beneficiary of the VIE. If we determine that we are the primary beneficiary of the VIE, we are required to consolidate the assets, liabilities and results of operations of the VIE into the Consolidated Financial Statements of the Company.

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

While we believe that our evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standards may affect the determination of the primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of the VIE in our consolidated financial statements.

Fair Value Measurements

Accounting standards define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy established in these standards prioritizes the inputs to valuation techniques and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on the nature of the inputs that are significant to the fair value measurements in their entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value measurement hierarchy. In such cases, an investment’s classification within the fair value measurement hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Goodwill

Goodwill represents the excess of the cost of our investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. We attribute all goodwill associated with the acquisitions of Atlanta Capital, Parametric and Clifton, which share similar economic characteristics, to a single reporting unit. Management believes that the inclusion of these entities in a single reporting unit for the purposes of goodwill impairment testing most accurately reflects the synergies achieved in acquiring these entities, namely centralized distribution of similar products and services to similar clients. We attribute all goodwill associated with the acquisition of TABS and Fox Asset Management to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair value of the reporting units to the carrying amounts, including goodwill. We establish fair value for the purpose of impairment testing by averaging fair value established using an income approach and fair value established using a market approach for each reporting unit.

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

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the acquired reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, tax, depreciation and amortization (“EBITDA”) adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve-month revenue multiples and one year, two year and trailing twelve-month

EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. We believe that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, we apply a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

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

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years), and is adjusted each period for anticipated forfeitures.

The fair value of option awards granted is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment but are not subject to significant variability. Management must also apply judgment in developing an expectation of awards that may be forfeited. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

The fair value of profit interests granted under subsidiary long-term equity plans is estimated on the date of grant by averaging fair value established using an income approach and fair value established using a market approach for each subsidiary.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that marketplace participants would use in their estimates of fair value, including the discount rate and the terminal growth rate, (2) current period results and (3) budgeted results for future periods that have been vetted by the subsidiary’s senior management. Budgeted results for future periods are most significantly impacted by assumptions made as to the growth in assets under management, future revenue run rates and future operating margins. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable transactions in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the subsidiary’s operations. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of revenue and EBITDA adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one year, two year and trailing twelve-month revenue multiples and one year, two year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent. We believe that fair value calculated based on multiples of revenue and EBITDA is a better indicator of fair value in that these fair values provide information as to both scale and profitability.

Non-controlling interests

Certain interests in our majority-owned subsidiaries are puttable at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. The Company’s non-controlling interests redeemable at other than fair value are recorded in temporary equity at estimated redemption value and changes in estimated redemption value are recorded in earnings. As a result, net income attributable to Eaton Vance Corp. shareholders and earnings per basic and diluted share are impacted by changes in the estimated redemption values of such redeemable non-controlling interests.

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

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company will adopt the new guidance on November 1, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is subject to different types of risk, including market risk. Market risk is the risk that we will incur losses due to adverse changes in equity and bond prices, interest rates, credit events or currency exchange rates. Management is responsible for identifying, assessing and managing market and other risks.

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

The following is a summary of the effect that a 10 percent increase or decrease in equity prices would have on our investments subject to equity price fluctuation at October 31, 2013:

(in thousands)	Carrying Value	Carrying Value Assuming a 10% Increase	Carrying Value Assuming a 10% Decrease

Investment securities, trading:
Equity securities	$117,758	$129,534	$105,982
Investment securities, available-for-sale:
Sponsored funds	16,384	18,022	14,746
Investment in equity method investees:
Sponsored funds	73,315	80,647	65,984
Total	$207,457	$228,203	$186,712

Currently we have a corporate hedging program in place to hedge currency risk and market price exposures on certain investments in consolidated sponsored funds and separately managed accounts seeded for new product development purposes. As part of this program, we enter into futures and forward contracts to hedge certain exposures held within the portfolios of these separately managed accounts and consolidated sponsored funds. The contracts negotiated are short term in nature. We do not enter into derivative instruments for speculative purposes.

At October 31, 2013, the Company had outstanding foreign currency forward contracts, stock index futures contracts and commodity futures contracts with aggregate notional values of approximately $59.1 million, $200.7 million and $12.9 million, respectively. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $5.9 million, $20.1 million and $1.3 million, respectively, in the fair value of open currency, equity and commodity derivative contracts held at October 31, 2013.

In addition to utilizing forwards and futures contracts, the Company has also entered into transactions in which securities not yet purchased have been sold. In its short sales, the Company has sold securities that have been borrowed from third-party brokers with the intention of buying back identical assets at a later date to return to the lender, thereby incurring a liability. As of October 31, 2013, the Company had $0.7 million included in other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased. The Company estimates that a 10 percent adverse change in market prices would result in a decrease of approximately $0.1 million in the value of these securities.

We are required to maintain cash collateral for margin accounts established to support certain derivative positions and securities sold short, not yet purchased. Our initial margin requirements are currently equal to five percent of the initial underlying value of the stock index futures and commodity futures contracts. Additional margin requirements include daily posting of variation margin equal to the daily change in the position value and 150 percent of the underlying value of securities sold, not yet purchased. We do not have a collateral requirement related to foreign currency forward contracts. Cash collateral supporting margin requirements is classified as restricted cash and is included as a component of other assets on the Company’s Consolidated Balance Sheets.

At October 31, 2013, the Company was exposed to interest rate risk and credit spread risk as a result of approximately $117.8 million in investments in fixed and floating-rate income funds sponsored or managed by us, debt securities held by sponsored funds we consolidate, debt securities held in separately managed accounts seeded for new product development purposes and debt securities held directly by us. Management considered a hypothetical 100 basis point change in interest rates and determined that an increase of such magnitude would result in a decrease of approximately $3.6 million in the carrying amount of the Company’s debt investments and that a decrease of 100 basis points would increase the carrying amount of such investments by approximately $3.6 million.

From time to time, we seek to offset our exposure to changing interest rates associated with our debt financing. In June 2013, we announced a tender offer to purchase for cash up to $250 million in aggregate principal amount of our outstanding 2017 Senior Notes and ultimately accepted for purchase $250 million of the 2017 Senior Notes (“Tendered Notes”) on June 28, 2013. In conjunction with that transaction, we entered into a reverse treasury lock, which effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to holders of the Tendered Notes. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding, resulting in a $3.1 million loss recognized upon termination in June 2013. The loss was included in gains (losses) and other investment income, net in our Consolidated Statement of Income.

In June 2013, we also issued $325 million in aggregate principal amount of 2023 Senior Notes. In anticipation of the offering, we entered into a forward-starting interest rate swap intended to hedge changes in the benchmark interest rate between the time at which the decision was made to issue the debt and the pricing of the securities. The benchmark interest rate increased during this time and we received payment to settle the hedge for a gain of $2.0 million. At termination, the hedge was determined to be an effective cash flow hedge and the $2.0 million gain was recorded in other comprehensive (loss) income, net of tax in our Consolidated Statement of Income.

There can be no assurance that our hedge instruments will meet their overall objective of reducing our interest expense or that we will be successful in obtaining hedging contracts on any future debt offerings.

Direct exposure from credit risk arises from our interest in non-consolidated CLO entities that are included in investments in our Consolidated Balance Sheets as well as our interests in consolidated CLO entities that are eliminated in consolidation. As an investor in a CLO entity, we are entitled to only a residual interest in the CLO entity, making these investments highly sensitive to the default and recovery experiences of the underlying instruments held by the CLO entity. Our investments are subject to an impairment loss in the event that the cash flows generated by the collateral securities are not sufficient to allow equity holders to recover their investments. If there is deterioration in the credit quality of collateral and reference securities and a corresponding increase in defaults, CLO entity cash flows may be adversely impacted and we may be unable to recover our investment. Our total investments in the non-consolidated and consolidated CLO entities were valued at $5.4 million and $1.8 million, respectively, as of October 31, 2013, representing our total value at risk with respect to such entities as of October 31, 2013.

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in U.S. dollars, we do provide services and earn revenue outside of the United States. Revenue and expenses denominated in foreign currencies may be impacted by movements in foreign currency exchange rates. The exposure to foreign currency exchange rate risk in our Consolidated Balance Sheet relates primarily to an equity method investment and cash and cash equivalents that are denominated in foreign currencies, principally Canadian dollars. This risk will likely increase as our business outside of the United States grows. We generally do not use derivative financial instruments to manage the foreign currency exchange risk exposure we assume in connection with investments in international operations. As a result, both positive and negative currency fluctuations against the U.S. dollar may affect our results of operations and accumulated other comprehensive income. We do not enter into foreign currency transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Supplementary Data

For the Fiscal Years Ended October 31, 2013, 2012 and 2011

All schedules have been omitted because they are not required, are not applicable or the information is otherwise shown in the consolidated financial statements or notes thereto.

Consolidated Statements of Income

	Years Ended October 31,
(in thousands, except per share data)	2013	2012	2011
Revenue:
Investment advisory and administrative fees	$1,135,327	$988,058	$996,222
Distribution and underwriter fees	89,234	89,410	102,979
Service fees	126,560	126,345	144,530
Other revenue	6,382	5,223	4,875
Total revenue	1,357,503	1,209,036	1,248,606
Expenses:
Compensation and related costs	447,134	385,395	369,927
Distribution expense	139,618	130,914	132,664
Service fee expense	115,149	113,485	124,517
Amortization of deferred sales commissions	19,581	20,441	35,773
Fund-related expenses	34,230	27,375	25,295
Other expenses	148,784	138,434	134,198
Total expenses	904,496	816,044	822,374
Operating income	453,007	392,992	426,232
Non-operating income (expense):
Gains (losses) and other investment income, net	(2,513)	18,417	19,408
Interest expense	(33,708)	(33,930)	(33,652)
Loss on extinguishment of debt	(52,996)	-	-
Other income (expense) of consolidated collateralized loan obligation ("CLO") entities:
Gains (losses) and other investment income, net	14,815	44,706	(17,037)
Interest expense	(19,152)	(18,447)	(13,575)
Total non-operating (expense) income	(93,554)	10,746	(44,856)
Income before income taxes and equity in net income of affiliates	359,453	403,738	381,376
Income taxes	(143,896)	(142,385)	(156,844)
Equity in net income of affiliates, net of tax	14,869	3,415	3,042
Net income	230,426	264,768	227,574
Net income attributable to non-controlling and other beneficial interests	(36,585)	(61,303)	(12,672)
Net income attributable to Eaton Vance Corp. shareholders	$193,841	$203,465	$214,902
Earnings per share:
Basic	$1.60	$1.76	$1.82
Diluted	$1.53	$1.72	$1.75
Weighted average shares outstanding:
Basic	116,597	112,359	115,326
Diluted	122,444	115,126	119,975

Dividends declared per share	$1.82	$0.77	$0.73

See notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Years Ended October 31,
(in thousands)	2013	2012	2011

Net income	$230,426	$264,768	$227,574

Other comprehensive income (loss):
Change in unrealized gains on derivative instruments, net of income taxes of $788, $0 and $0, respectively	1,227	-	-
Amortization of net losses (gains) on derivatives, net of income taxes of $401, $157 and $158, respectively	845	290	289
Unrealized holding (losses) gains on available-for-sale investments, net of income taxes of $592, $(1,269), and $(850), respectively	(957)	2,075	1,345
Foreign currency translation adjustments, net of income taxes of $3,213, $(161), and $(56), respectively	(5,215)	218	141
Other comprehensive (loss) income, net of tax	(4,100)	2,583	1,775

Total comprehensive income	226,326	267,351	229,349
Comprehensive income attributable to non-controlling and other beneficial interests	(36,585)	(61,303)	(12,672)

Total comprehensive income attributable to Eaton Vance Corp. shareholders	$189,741	$206,048	$216,677

See notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	October 31,
(in thousands, except share data)	2013	2012

Assets

Cash and cash equivalents	$461,906	$462,076
Investment advisory fees and other receivables	170,220	133,589
Investments	536,323	486,933
Assets of consolidated CLO entities:
Cash and cash equivalents	36,641	36,758
Bank loans and other investments	685,681	430,583
Other assets	5,814	1,107
Deferred sales commissions	17,923	19,336
Deferred income taxes	61,139	51,234
Equipment and leasehold improvements, net	48,746	54,889
Intangible assets, net	74,534	59,228
Goodwill	228,876	154,636
Other assets	79,446	89,122
Total assets	$2,407,249	$1,979,491

Liabilities, Temporary Equity and Permanent Equity
Liabilities:
Accrued compensation	$169,953	$145,338
Accounts payable and accrued expenses	58,529	59,397
Dividend payable	26,740	23,250
Debt	573,499	500,000
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	279,127	446,605
Line of credit	247,789	-
Redeemable preferred shares	64,952	-
Other liabilities	124,305	766
Other liabilities	115,960	91,785
Total liabilities	1,660,854	1,267,141
Commitments and contingencies
Temporary Equity:
Redeemable non-controlling interests	74,856	98,765
Permanent Equity:
Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 399,240 and 413,167 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 121,232,506 and 115,878,384 shares, respectively	474	453
Additional paid-in capital	124,837	26,730
Notes receivable from stock option exercises	(7,122)	(4,155)
Accumulated other comprehensive (loss) income	(177)	3,923
Appropriated retained earnings	10,249	18,699
Retained earnings	541,521	566,420
Total Eaton Vance Corp. shareholders' equity	669,784	612,072
Non-redeemable non-controlling interests	1,755	1,513
Total permanent equity	671,539	613,585
Total liabilities, temporary equity and permanent equity	$2,407,249	$1,979,491

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive (Loss) Income	Appropriated Deficit	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2010	118,326	$2	$461	$50,225	$(3,158)	$(435)	$-	$363,190	$570	$410,855	$67,019
Cumulative effect of adoption of new accounting principle	-	-	-	-	-	-	30,666	1,665	-	32,331	-
Net income	-	-	-	-	-	-	(34,533)	214,902	2,524	182,893	44,681
Other comprehensive income	-	-	-	-	-	1,775	-	-	-	1,775	-
Dividends declared	-	-	-	-	-	-	-	(85,805)	-	(85,805)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,341	-	13	55,726	(2,224)	-	-	-	-	53,515	-
Under employee stock purchase plan	144	-	1	3,766	-	-	-	-	-	3,767	-
Under employee incentive plan	132	-	-	3,655	-	-	-	-	-	3,655	-
Under restricted stock plan, net of forfeitures	980	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	-	52,030	-	-	-	-	-	52,030	-
Tax benefit of stock option exercises	-	-	-	7,022	-	-	-	-	-	7,022	-
Repurchase of Non-Voting Common Stock	(7,300)	-	(29)	(171,577)	-	-	-	(27,021)	-	(198,627)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	941	-	-	-	-	941	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(2,139)	(2,139)	120,666
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(125,844)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(66)	(66)	66
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(6,611)
Other changes in non-controlling interests	-	-	-	(847)	-	-	-	-	-	(847)	847
Balance, October 31, 2011	115,623	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated (Deficit) Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2011	115,623	$2	$450	$-	$(4,441)	$1,340	$(3,867)	$466,931	$889	$461,304	$100,824
Net income	-	-	-	-	-	-	22,566	203,465	3,994	230,025	34,743
Other comprehensive income	-	-	-	-	-	2,583	-	-	-	2,583	-
Dividends declared	-	-	-	-	-	-	-	(88,948)	-	(88,948)	-
Issuance of Voting Common Stock	14	-	-	56	-	-	-	-	-	56	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	3,208	-	13	50,506	(535)	-	-	-	-	49,984	-
Under employee stock purchase plan	158	-	1	3,653	-	-	-	-	-	3,654	-
Under employee incentive plan	95	-	-	2,068	-	-	-	-	-	2,068	-
Under restricted stock plan, net of forfeitures	1,229	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	-	56,027	-	-	-	-	-	56,027	-
Tax benefit of stock option exercises	-	-	-	8,618	-	-	-	-	-	8,618	-
Repurchase of Non-Voting Common Stock	(4,035)	-	(16)	(91,426)	-	-	-	(15,028)	-	(106,470)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	821	-	-	-	-	821	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(3,238)	(3,238)	45,250
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(65,092)
Reclass to temporary equity	-	-	-	-	-	-	-	-	(132)	(132)	132
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(19,864)
Other changes in non-controlling interests	-	-	-	(2,772)	-	-	-	-	-	(2,772)	2,772
Balance, October 31, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765

See notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity (continued)

	Permanent Equity										Temporary Equity
(in thousands)	Voting and Non- Voting Common Shares	Voting Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	116,292	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	-	(8,450)	193,841	5,827	191,218	39,208
Other comprehensive loss	-	-	-	-	-	(4,100)	-	-	-	(4,100)	-
Dividends declared	-	-	-	-	-	-	-	(218,740)	-	(218,740)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	5,687	-	22	118,728	(5,102)	-	-	-	-	113,648	-
Under employee stock purchase plan	141	-	1	3,516	-	-	-	-	-	3,517	-
Under employee incentive plan	69	-	-	2,079	-	-	-	-	-	2,079	-
Under restricted stock plan, net of forfeitures	1,460	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	-	59,285	-	-	-	-	-	59,285	-
Tax benefit of stock option exercises	-	-	-	20,584	-	-	-	-	-	20,584	-
Repurchase of Voting Common Stock	(14)	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	(2,003)	-	(8)	(73,933)	-	-	-	-	-	(73,941)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	-	2,135	-	-	-	-	2,135	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	-	(5,361)	(5,361)	62,338
Deconsolidation	-	-	-	-	-	-	-	-	-	-	(93,689)
Reclass to temporary equity	-	-	-	(27,444)	-	-	-	-	(224)	(27,668)	27,668
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	-	(77,996)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	-	(4,635)	-	-	-	-	-	(4,635)	4,635
Balance, October 31, 2013	121,632	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Years Ended October 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$230,426	$264,768	$227,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,397	26,085	25,269
Unamortized gain on derivative instrument	2,015	-	-
Amortization of deferred sales commissions	19,643	20,480	35,723
Stock-based compensation	59,285	56,027	52,030
Deferred income taxes	(7,293)	(11,478)	54,868
Net losses (gains) on investments and derivatives	5,080	(10,957)	(11,931)
Equity in net income of affiliates, net of amortization	(18,020)	(4,161)	(4,898)
Dividends received from affiliates	16,869	11,369	1,608
Loss on extinguishment of debt	52,996	-	-
Consolidated CLO entities operating activities:
Net losses (gains) on bank loans, other investments and note obligations	7,151	(22,648)	38,153
Amortization of investments	(808)	(1,014)	(1,221)
Net increase (decrease) in other assets and liabilities, including cash	9,943	(23,060)	(3,122)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(30,571)	(2,735)	456
Investments in trading securities	(251,437)	(142,862)	(214,826)
Deferred sales commissions	(18,230)	(11,933)	(15,505)
Other assets	17,501	(5,049)	(38,948)
Accrued compensation	22,620	7,944	17,471
Accounts payable and accrued expenses	(4,872)	7,549	(7,406)
Other liabilities	(21,328)	20,453	17,017
Net cash provided by operating activities	116,367	178,778	172,312
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(6,274)	(4,109)	(10,639)
Net cash paid in acquisition	(86,429)	(12,334)	(11,595)
Cash paid for intangible assets	(300)	(200)	(1,650)
Proceeds from sale of investments	107,285	82,422	158,439
Purchase of investments	(7,356)	(209,870)	(1,569)
Consolidated CLO entities investing activities:
Proceeds from sales and maturities of bank loans and other investments	354,806	169,099	291,381
Purchase of bank loans and other investments	(184,704)	(115,913)	(290,847)
Net cash provided by (used for) investing activities	177,028	(90,905)	133,520

See notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows (continued)

	Years Ended October 31,
(in thousands)	2013	2012	2011
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(43,507)	(19,864)	(6,611)
Proceeds from issuance of subsidiary equity	1,092	-	-
Line of credit issuance costs	-	(1,192)	-
Debt issuance costs	(2,940)	-	-
Proceeds from issuance of debt	323,440	-	-
Repayment of debt	(250,000)	-	-
Loss on extinguishment of debt	(52,996)	-	-
Proceeds from issuance of Voting Common Stock	-	56	-
Proceeds from issuance of Non-Voting Common Stock	119,250	55,711	60,941
Repurchase of Voting Common Stock	(73)	-	-
Repurchase of Non-Voting Common Stock	(73,941)	(106,470)	(198,627)
Principal repayments on notes receivable from stock option exercises	2,135	821	941
Excess tax benefit of stock option exercises	20,584	8,618	7,022
Dividends paid	(215,539)	(87,826)	(85,240)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	56,977	42,012	118,527
Consolidated CLO entities financing activities:
Principal repayments of senior note obligations	(177,500)	(28,614)	-
Net cash used for financing activities	(293,018)	(136,748)	(103,047)
Effect of currency rate changes on cash and cash equivalents	(547)	38	242
Net (decrease) increase in cash and cash equivalents	(170)	(48,837)	203,027
Cash and cash equivalents, beginning of year	462,076	510,913	307,886
Cash and cash equivalents, end of year	$461,906	$462,076	$510,913
Supplemental Cash Flow Information:
Cash paid for interest	$28,712	$32,772	$32,642
Cash paid for interest by consolidated CLO entities	13,220	19,508	11,100
Cash paid for income taxes, net of refunds	145,343	152,730	83,610
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$379	$513	$3,350
Exercise of stock options through issuance of notes receivable	5,102	535	2,224
Non-controlling interest call options recorded in other liabilities	34,488	-	-
Initial Consolidation of CLO Entities:
Increase in other assets, net of other liabilities	$(113,731)	$-	$10,418
Increase in investments	424,152	-	446,440
Increase in borrowings	307,789	-	446,192
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(92,399)	$(66,778)	$(124,253)
Decrease in non-controlling interests	(93,689)	(65,092)	(125,844)

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

Principles of consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled affiliates. The Company consolidates any voting interest entity in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”), including the consolidated collateralized loan obligation (“CLO”) entities referred to below, for which the Company is considered the primary beneficiary. The Company recognizes non-controlling and other beneficial interests in consolidated affiliates in which the Company’s ownership is less than 100 percent. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is the primary beneficiary of two of the CLO entities for which it acts as collateral manager. As a result, the Company consolidated the assets, liabilities, results of operations and cash flows of these entities in the Company’s Consolidated Financial Statements. The assets of the consolidated CLO entities cannot be used by the Company, and the senior and subordinated interest holders of the CLO entities have no recourse to the general credit or assets of the Company. There is a one-month lag between the Company’s fiscal year end and that of the consolidated CLO entities for reporting purposes. There were no intervening events that would materially affect the Company’s consolidated financial position, results of operations or cash flows as of and for the year ended October 31, 2013.

The Company may maintain a controlling interest in an open-end registered investment company that it sponsors (a “sponsored fund”). Under the specialized accounting guidance for investment companies, underlying investments held by consolidated sponsored funds are carried at fair value, with corresponding changes in fair value reflected in gains (losses) and other investment income, net, in the Company’s

Consolidated Statements of Income. Upon consolidation, the Company retains the specialized accounting treatment of the sponsored fund.

With limited exceptions, each of the Company’s sponsored funds is organized as a separately managed component (or “series”) of a series trust. All assets of a series irrevocably belong to that series and are subject to the liabilities of that series; under no circumstances are the liabilities of one series payable by another series. Series trusts themselves have no equity investment at risk, but decisions regarding the trustees of the trust and certain key activities of each sponsored fund within the trust, such as appointment of each sponsored fund’s investment adviser, typically reside at the trust level. As a result, shareholders of a sponsored fund that is organized as a series of a series trust lack the ability to control the key decision-making processes that most directly affect the performance of the sponsored fund. Accordingly, the Company believes that each trust is a VIE and each sponsored fund is a silo of a VIE that also meets the definition of a VIE. Having concluded that each silo is a VIE, the primary beneficiary evaluation is focused on an analysis of economic interest. The Company typically holds the majority of the shares of a sponsored fund corresponding to a majority economic interest during the seed investment stage when the fund’s investment track record is being established or when the fund is in the early stages of soliciting outside investors. The Company consolidates the fund as primary beneficiary during this period. While the sponsored fund is consolidated, fee revenue is recorded, but is eliminated in consolidation.

The Company regularly seeds new sponsored funds and therefore may consolidate a variety of sponsored funds during a given reporting period. Due to the similarity of risks related to the Company’s involvement with each sponsored fund, disclosures required under the VIE model are aggregated, such as those disclosures regarding the carrying amount and classification of assets of the sponsored funds and the gains and losses that the Company recognizes from the sponsored funds.

When the Company is no longer deemed to control a sponsored fund, which occurs when either the Company redeems its shares or shares held by third parties exceed the number of shares held by the Company, the Company deconsolidates the sponsored fund and removes the related assets, liabilities and non-controlling interests from its balance sheet and classifies the Company’s remaining investment as either an equity method investment or as available-for-sale as applicable. Because consolidated sponsored funds utilize fair value measurements, there is no incremental gain or loss recognized upon deconsolidation.

The extent of the Company’s exposure to loss with respect to a consolidated sponsored fund is the amount of the Company’s investment in the sponsored fund. The Company is not obligated to provide financial support to sponsored funds, and the assets of a sponsored fund can only be used to settle obligations of the sponsored funds Beneficial interest holders of sponsored funds do not have recourse to the general credit of the Company.

Consolidation of VIEs

Accounting guidance provides a framework for determining whether an entity should be considered a VIE and, if so, whether a company’s involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in an entity, it must perform an analysis to determine whether it is the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities, results of operations and cash flows of the VIE into the consolidated financial statements of the Company.

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

The Company’s evaluation of whether it qualifies as the primary beneficiary of a VIE is highly complex. The Company uses two models for determining whether it is the primary beneficiary of a VIE.

The Company has concluded that its investments in VIEs other than CLOs qualify for the deferral to certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 810-10, Consolidation – Overall, afforded by Accounting Standards Update (“ASU”) 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”). For this subset of entities, the Company must make significant estimates and assumptions regarding future cash flows of each VIE to determine whether it has the majority of the risks and rewards of ownership and thus is the primary beneficiary of these VIEs.

For CLOs, the Company has concluded that it does not qualify for the Investment Company deferral and therefore the Company must evaluate estimates and assumptions relating primarily to market interest rates, credit default rates, pre-payment rates, discount rates, the marketability of certain securities and the probability of certain outcomes. There is also judgment involved in assessing whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the entity.

While the Company believes its overall evaluation of VIEs is appropriate, future changes in estimates, judgments and assumptions may affect the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s Consolidated Financial Statements.

Segment information

Management has determined that the Company operates in one segment, namely as an investment adviser managing funds and separate accounts. Although the Company does provide supplemental disclosure in this Annual Report on Form 10-K regarding assets under management and other asset flows by investment vehicle mandate (primarily distinguishing between funds and separately managed accounts), the Company’s determination that it operates in one business segment is based on the fact that the Company’s chief operating decision maker (namely the Company’s Chief Executive Officer) reviews the Company’s financial performance at an aggregate level. All of the products and services provided by the Company relate to investment management and are subject to a similar regulatory framework. Investment management teams at the Company are generally not aligned with specific product lines or distribution channels; in many instances, the investment professionals who manage the Company’s funds are the same investment professionals who manage the Company’s separately managed accounts.

Cash and cash equivalents

Cash and cash equivalents consist principally of cash and short-term, highly liquid investments in money market funds, government and agency securities and bank obligations, which are readily convertible to cash. Cash equivalents have maturities of less than three months on the date of acquisition and are stated at cost, which approximates market value due to the short-term maturity of the underlying investments.

Restricted cash

Restricted cash consists principally of cash collateral required for margin accounts established to support derivative positions and securities sold, not yet purchased. Restricted cash is included as a component of other assets on the Company’s Consolidated Balance Sheets and is not available to the Company for general corporate use. Such derivatives and securities sold, not yet purchased, are used to hedge certain investments in consolidated sponsored funds and separately managed accounts seeded for product development purposes. Because the accounts are used to support trading activities, changes in restricted cash balances are reflected as operating cash flows in the Company’s Consolidated Statements of Cash Flows.

Investments

Investment securities, trading

Marketable securities classified as trading securities consist of investments in debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts seeded by the Company for product development purposes, and bank obligations, commercial paper and corporate debt securities with original maturities ranging from three months to twenty-four months purchased in conjunction with the Company’s corporate cash management activities.

Investment securities held in the portfolios of consolidated sponsored funds, separately managed accounts and/or held directly by the Company are carried at fair value based on quoted market prices. Net realized and unrealized gains or losses are reflected as a component of gains (losses) and other investment income, net, within non-operating income (expense). The specific identified cost method is used to determine the realized gains or losses on all trading securities sold.

Investment securities, available-for-sale

Marketable securities classified as available-for-sale consist primarily of investments in shares of sponsored funds and are carried at fair value based on quoted market prices. Unrealized holding gains or losses (to the extent such losses are considered temporary) are reported net of deferred tax as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains or losses are reflected as a component of gains (losses) and other investment income, net, within non-operating income (expense). The specific identified cost method is used to determine the realized gains or losses on the sale of shares of sponsored funds.

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

Investments in non-consolidated CLO entities

Investments in non-consolidated CLO entities are carried at amortized cost unless impaired. The excess of actual and anticipated future cash flows over the initial investment at the date of purchase is recognized in gains (losses) and other investment income, net, over the life of the investment using the effective yield method. The Company reviews cash flow estimates throughout the life of each non-consolidated CLO entity. If the updated estimate of future cash flows (taking into account both timing and amounts) is less than the last revised estimate, an impairment loss is recognized to the extent the carrying amount of the investment exceeds its fair value.

Investments in equity method investees

Investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as equity in net income of affiliates, net of tax. Distributions received from the investment reduce the Company’s investment balance. Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

Investments, other

Certain investments are carried at cost. The fair values of cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair values of the investments.

Fair value measurements

The accounting standards for fair value measurement provide a framework for measuring fair value and require expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standards established a fair value measurement hierarchy, which requires an entity to maximize the use of observable inputs where available. This fair value measurement hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories based on the nature of the inputs that are significant to the fair value measurements in their entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value measurement hierarchy. In such cases, an investment’s classification within the fair value measurement hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Derivative financial instruments

The Company may utilize derivative financial instruments to hedge market price risk and currency risk exposure associated with its investments in separate accounts and consolidated sponsored funds seeded for product development purposes, exposures to fluctuations in foreign currency exchange rates associated with investments denominated in foreign currencies and interest rate risk inherent in debt offerings. These derivative financial instruments may or may not qualify as hedges for accounting purposes. In addition, certain consolidated sponsored funds and separately managed accounts may enter into derivative financial instruments within their portfolios to achieve stated investment objectives. The Company does not use derivative financial instruments for speculative purposes.

The Company records all derivative financial instruments as either assets or liabilities on its Consolidated Balance Sheets and measures these instruments at fair value. For a derivative financial instrument that is designated as a cash flow hedging instrument, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into earnings over the life of the hedge. The ineffective portion of the gain or loss is reported in earnings immediately. Changes in the fair value of the Company’s other derivative financial instruments are recognized in earnings in the current period.

Deferred sales commissions

Sales commissions paid to broker-dealers in connection with the sale of certain classes of shares of open-end funds and private funds are generally capitalized and amortized over the period during which redemptions by the purchasing shareholder are subject to a contingent deferred sales charge, which does not exceed six years from purchase. Distribution plan payments received from these funds are recorded in revenue as earned. Contingent deferred sales charges and early withdrawal charges received from redeeming shareholders of these funds are generally applied to reduce the Company’s unamortized deferred sales commission assets. Should the Company lose its ability to recover such sales commissions through distribution plan payments and contingent deferred sales charges, the value of its deferred sales commission asset would immediately decline, as would related future cash flows.

The Company evaluates the carrying value of its deferred sales commission assets for impairment on a quarterly basis. In its impairment analysis, the Company compares the carrying value of the deferred sales commission asset to the undiscounted cash flows expected to be generated by the asset in the form of distribution fees over its remaining useful life to determine whether impairment has occurred. If the carrying value of the asset exceeds the undiscounted cash flows, the asset is written down to fair value based on discounted cash flows. Impairment adjustments are recognized in operating income as a component of amortization of deferred sales commissions.

Income taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities measured using rates expected to be in effect when such differences reverse. To the extent that deferred tax assets are considered more likely than not to be unrealizable, valuation allowances are provided.

The Company’s effective tax rate reflects the statutory tax rates of the many jurisdictions in which it operates. Significant judgment is required in determining its effective tax rate and in evaluating its tax positions. In the ordinary course of business, many transactions occur for which the ultimate tax outcome is uncertain. Accounting standards governing the accounting for uncertainty in income taxes for a tax position taken or expected to be taken in a tax return require that the tax effects of a position be recognized only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold must be met in each reporting period to support continued recognition of the benefit. The difference between the tax benefit recognized in the financial statements for a tax position and the tax benefit claimed in the income tax return is referred to as an unrecognized tax benefit. Unrecognized tax benefits, as well as the related interest and penalties, are adjusted regularly to reflect changing facts and circumstances.  The Company classifies any interest or penalties incurred as a component of income tax expense.

Equipment and leasehold improvements

Equipment and other fixed assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. Accelerated methods are used for income tax purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the terms of the leases. Expenditures for repairs and maintenance are charged to expense when incurred. Equipment and leasehold improvements are tested for impairment whenever changes in facts or circumstances indicate that the carrying amount of an asset may not be recoverable.

Certain internal and external costs incurred in connection with developing or obtaining software for internal use are capitalized and amortized on a straight-line basis over the shorter of the estimated useful life of the software or three years, beginning when the software project is complete and the application is put into production. These costs are included in equipment and leasehold improvements on the Company’s Consolidated Balance Sheets.

Goodwill

Goodwill represents the excess of the cost of the Company’s investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with its acquisitions of Atlanta Capital Management LLC (“Atlanta Capital”), Parametric Portfolio Associates LLC (“Parametric”) and The Clifton Group Investment Management Company (“Clifton”), which share similar economic characteristics, to one reporting unit. The Company attributes all goodwill associated with its acquisitions of the Tax Advantaged Bond Strategies (“TABS”) business of M.D. Sass Investor Services and Fox Asset Management LLC (“Fox Asset Management”) to a second reporting unit.

Goodwill is not amortized but is tested annually for impairment in the fourth quarter of each fiscal year by comparing the fair values of the reporting units to their respective carrying amounts, including goodwill. The Company establishes fair value for the purpose of impairment testing for each reporting unit by averaging fair value established using an income approach and fair value established using a market approach.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results and (3) budgeted results for future periods that have been vetted by senior management at the reporting unit level. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable publicly traded companies in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the reporting unit. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one-year, two-year and trailing twelve-month revenue multiples and one-year, two-year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

If the carrying amount of the reporting unit exceeds its calculated fair value, the second step of the goodwill impairment test will be performed to measure the amount of the impairment loss, if any.

Intangible assets

Amortizing identifiable intangible assets generally represent the cost of client relationships, intellectual property and management contracts acquired. In valuing these assets, the Company makes assumptions regarding useful lives and projected growth rates, and significant judgment is required. The Company periodically reviews its identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of those assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any.

Non-amortizing intangible assets generally represent the cost of mutual fund management contracts acquired. Non-amortizing intangible assets are tested for impairment in the fourth quarter of each fiscal year by comparing the fair values of the management contracts acquired to their carrying values. The Company establishes fair value for purposes of impairment testing using the income approach. If the carrying value of a management contract acquired exceeds its fair value, an impairment loss is recognized equal to that excess.

Debt issuance costs

Deferred debt issuance costs are amortized using the effective interest method over the related term of the debt and are included in other assets. The amortization of deferred debt issuance costs is included in interest expense.

Appropriated retained earnings

The Company records appropriated retained earnings equal to the difference between the fair value of consolidated CLO assets and the fair value of consolidated CLO liabilities that can be attributed to external investors. The amount is recorded as appropriated retained earnings since the other holders of the CLOs’ beneficial interests, not the Company, will receive the benefits or absorb the losses associated with their proportionate share of the CLOs’ assets and liabilities. In fiscal 2013 and 2012, the net changes in the fair value of consolidated CLO assets and liabilities that can be attributed to the CLOs’ other beneficial interest holders have been recorded as net income attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings.

Revenue recognition

Investment advisory and administrative fees

Investment advisory and administrative fees for the funds and investment advisory fees for separate accounts managed by the Company are recorded in revenue as the services are performed. Such fees are based primarily on predetermined percentages of the market values of the assets under management. The Company’s fund investment advisory and administrative fees are calculated principally as a percentage of average daily net assets. The Company’s separate account investment advisory fees are calculated as a percentage of either beginning, average or ending monthly or quarterly net assets. Investment advisory and administrative fees for the funds are earned daily and paid monthly; investment advisory fees for separate accounts are earned daily and paid either monthly or quarterly. The Company may waive certain fees for investment and administrative services at its discretion.

The Company has contractual arrangements with third parties to provide certain fund-related services, including sub-advisory and distribution-related services. Management’s determination of whether revenue should be reported gross based on the amount paid by the funds or net of payments to third-party service providers is based on management’s assessment of whether the Company is acting as the principal service provider or is acting as an agent. The primary factors considered in assessing the nature of the Company’s role include (1) whether the Company is responsible for the fulfillment of the obligation, including the acceptability of the services provided; (2) whether the Company has reasonable latitude to establish the price of the service provided; (3) whether the Company has the discretion to select the service provider; and (4) whether the Company assumes credit risk in the arrangement.

Pursuant to management’s assessment of the criteria described above, investment advisory and administrative fees are recorded gross of any sub-advisory payments, with the corresponding fees paid to any sub-advisor based on the terms of those arrangements included in fund-related expenses in the Company’s Consolidated Statements of Income.

Distribution, underwriter and service fees

Eaton Vance Distributors, Inc. (“EVD”) currently sells Eaton Vance open-end mutual funds under five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I,” also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Adviser Class”); and retirement plan no-load (“Class R”). Distribution and service fees for all share classes, as further described below, are calculated as a percentage of average daily assets and recorded in revenue as earned, gross of any third-party distribution and service fee payments made. Both distribution and service fees are earned daily and paid monthly. The expenses associated with third-party distribution and service fee arrangements are recorded in distribution and service fee expense, respectively, as the services are provided by the third party. These expenses are also paid monthly.

For Class A shares, the shareholder pays an underwriter commission to EVD of up to 75 basis points of the dollar value of the shares sold. Underwriter commissions are recorded in revenue at the time of sale. Under certain conditions, the Company may waive the front-end sales load on Class A shares and sell the shares at net asset value. EVD does not receive underwriter commissions on such sales. In addition, for most Class A shares EVD generally receives (and then pays to authorized firms after one year) a combined distribution and service fee of up to 30 basis points of average net assets annually.

Effective January 1, 2012, the Company suspended sales of Class B shares. Additional investment in this share class is limited to exchanges and the reinvestment of distributions by existing Class B shareholders. EVD continues to recover dealer commissions previously paid on behalf of Class B shareholders through distribution fees limited to an annual rate of 75 basis points annually of the average net assets of the Class B shares. In addition, EVD receives, and then pays to authorized firms, a service fee not to exceed 25 basis points annually of average net assets. Class B shares automatically convert to Class A shares after eight years of ownership.

For Class C shares, the shareholder pays no front-end commissions and no contingent deferred sales charges on redemptions after the first year. EVD pays a commission and the projected first year’s service fees to the dealer at the time of sale, which together are capitalized and amortized over the first year. EVD receives distribution fees and service fees similar to those for Class B shares at an annual rate of up to 75 basis points and 25 basis points, respectively, of average net assets of the Class. EVD pays both the distribution fee and service fee to the dealer after one year. Redemptions of Class C shares within twelve months of purchase are generally subject to deferred sales charges of one percent.

Class I shares are offered at net asset value and are not subject to any sales charges, underwriter commissions, distribution fees or service fees.

Class N shares are offered at net asset value and are not subject to any sales charges or underwriter commissions. Class N shares pay a combined distribution and service fee up to 25 basis points of average net assets of the Class annually. EVD pays the service fee to the dealer after one year.

Class R shares are offered at net asset value with no front-end sales charge. Class R shares pay separate distribution and service fees each up to 25 basis points of average net assets of the Class annually. EVD pays the service fee to the dealer after one year.

Advertising and promotion

The Company expenses all advertising and promotional costs as incurred. Advertising costs incurred were not material to the Company’s Consolidated Financial Statements in the fiscal years ended October 31, 2013, 2012 or 2011.

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

Earnings per share

Earnings per basic and diluted share are calculated under the two-class method. Pursuant to the two-class method, the Company’s unvested restricted stock awards with non-forfeitable rights to dividends are considered participating securities. Under the two-class method, earnings per basic share is calculated by dividing net income available to Eaton Vance Corp. shareholders by the weighted-average number of common shares outstanding during the period. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared and undistributed earnings for the period. Net income available to Eaton Vance Corp. shareholders is reduced by the amount allocated to participating restricted shares to arrive at the earnings allocated to common stock shareholders for purposes of calculating earnings per share.  Dividends declared per share on the unvested restricted shares are equal to the dividends declared per common share on the Company’s Voting and Non-Voting Common Stock. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the treasury method or two-class method.

Stock-based compensation

The Company accounts for stock-based compensation expense at fair value. Under the fair value method, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date, is recognized on a straight-line basis over the relevant service period (generally five years) and is adjusted each period for anticipated forfeitures.

The fair value of each option award granted is estimated using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Prior to October 24, 2012, the Company immediately recognized compensation expense at grant date for all awards granted to retirement-eligible employees, as defined. On October 24, 2012, the Company modified its stock-based compensation plans to remove the provisions regarding retirement-eligible employees for subsequent option grants, with the effect that immediate expense recognition is no longer applicable.

The fair value of profit interests granted under subsidiary long-term equity plans is estimated on grant date by averaging fair value established using an income approach and fair value established using a market approach for each subsidiary.

The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, including the discount rate and terminal growth rate, (2) current period actual results and (3) budgeted results for future periods that have been vetted by the subsidiary’s senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration the Company’s estimated cost of capital adjusted for the uncertainty inherent in the acquisition.

The market approach employs market multiples for comparable publicly traded companies in the financial services industry obtained from industry sources, taking into consideration the nature, scope and size of the entity. Estimates of fair value are established using a multiple of assets under management and current and forward multiples of both revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted for size and performance level relative to peer companies. A weighted average calculation is then performed, giving greater weight to fair value calculated based on multiples of revenue and EBITDA and lesser weight to fair value calculated as a multiple of assets under management. Fair values calculated using one-year, two-year and trailing twelve-month revenue multiples and one-year, two-year and trailing twelve-month EBITDA multiples are each weighted 15 percent, while fair value calculated based on a multiple of assets under management is weighted 10 percent.

Tax benefits realized upon the exercise of stock options that are in excess of the expense previously recognized for financial reporting purposes are recorded in shareholders’ equity and reflected as a financing activity in the Company’s Consolidated Statement of Cash Flows. If the tax benefit realized is less than the expense previously recorded, the shortfall is recorded in shareholders’ equity. To the extent the expense exceeds available windfall tax benefits, it is recorded in the Company’s Consolidated Statement of Income and reflected as an operating activity on the Company’s Consolidated Statement of Cash Flows.

Foreign currency translation

Substantially all of the Company’s foreign subsidiaries have a functional currency that is something other than the U.S. dollar. Assets and liabilities of these subsidiaries are translated into U.S. dollars at current exchange rates as of the end of each accounting period. Related revenue and expenses are translated at average exchange rates in effect during the accounting period. Net translation exchange gains and losses are excluded from income and recorded in accumulated other comprehensive income. Foreign currency transaction gains and losses are reflected in gains and other investment income, net, as they occur.

Comprehensive income

The Company reports all changes in comprehensive income in its Consolidated Statements of Comprehensive Income. Comprehensive income includes net income, the change in unrealized gains on certain derivatives, the amortization of gains and losses on certain derivatives, unrealized holding gains and losses on investment securities classified as available-for-sale and foreign currency translation adjustments, in each case net of tax.

Non-controlling interests

Non-redeemable non-controlling interests consist entirely of unvested interests granted to employees of the Company’s majority-owned subsidiaries under subsidiary-specific long-term equity plans. These grants become subject to holder put rights upon vesting and are reclassified to temporary equity as vesting occurs.

Non-controlling interests redeemable at fair value consist of interests in the Company’s consolidated sponsored funds and certain vested interests held by employees of our majority-owned subsidiaries under the subsidiaries’ long-term equity plans. The Company’s non-controlling interests redeemable at fair value are recorded in temporary equity at estimated redemption value and changes in the estimated redemption value of these interests are recognized as increases or decreases to additional paid-in capital.

Non-controlling interests redeemable at other than fair value consist of certain other interests in the Company’s majority-owned subsidiaries. These interests are subject to holder put rights at established multiples of earnings before interest and taxes and, as such, are considered redeemable at other than fair value. Non-controlling interests redeemable at other than fair value are recorded on the Company’s Consolidated Balance Sheets in temporary equity at estimated redemption value and changes in estimated redemption value of these interests are recorded to the Company’s Consolidated Statements of Income as increases or decreases to net income attributable to non-controlling and other beneficial interests.

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

The Company adopted the following accounting standards during fiscal 2013:

Testing Goodwill for Impairment

ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, amended guidance to allow entities to use a qualitative approach to test goodwill for impairment. Entities may elect to first assess qualitative factors to determine if it is more likely than not that the fair value of a goodwill reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.

Testing Indefinite-Lived Intangible Assets for Impairment

ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment, amended guidance to allow entities to simplify tests of indefinite-lived intangible assets for impairment. Entities may elect to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The adoption of this ASU did not have an impact on the Company’s Consolidated Financial Statements.

3.	New Accounting Standards Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new guidance requiring an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for any net operating loss carryforward, similar tax loss or tax credit carryforward unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The new guidance will be effective for the Company on November 1, 2014. The Company does not anticipate that the adoption of the new guidance will have a material impact on the Company’s consolidated financial statements.

Investment Companies

In June 2013, the FASB issued a final standard amending the current criteria for an entity to qualify as an investment company, creating new disclosure requirements and amending the measurement criteria for certain interests in other investment companies. The Company is evaluating the impact of this amendment and will adopt the new guidance on November 1, 2015.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued new guidance on reporting a cumulative translation adjustment (“CTA”) with respect to foreign currency. The new guidance addresses the accounting for a CTA when a parent either sells a part of or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The Company will adopt the new guidance on November 1, 2014.

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

4.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds were included in investments on the Company’s Consolidated Balance Sheets, and classified as trading securities, at October 31, 2013 and 2012. Net investment income or loss related to consolidated sponsored funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income or loss was partially offset by amounts attributable to non-controlling interest holders, which are recorded in net income attributable to non-controlling and other beneficial interest holders in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that are included on the Company’s Consolidated Balance Sheets at October 31, 2013 and 2012, as well as the Company’s net interest in these funds:

(in thousands)	2013	2012
Investments	$153,327	$157,405
Other assets	13,799	5,594
Other liabilities	(31,008)	(16,928)
Redeemable non-controlling interests	(3,958)	(20,072)
Net interest in consolidated sponsored funds(1)	$132,160	$125,999

(1)	Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

During the fiscal years ended October 31, 2013 and 2012, the Company deconsolidated a total of six and seven sponsored funds, respectively.

5.	Investments

The following is a summary of investments at October 31, 2013 and 2012:

(in thousands)	2013	2012
Investment securities, trading:
Cash management assets	$20,116	$-
Consolidated sponsored funds	153,327	157,405
Separately managed accounts	62,081	32,848
Total investment securities, trading	235,524	190,253
Investment securities, available-for-sale	22,727	31,148
Investment in non-consolidated CLO entities	5,378	350
Investments in equity method investees	269,683	257,652
Investments, other	3,011	7,530
Total investments(1)	$536,323	$486,933

(1)	Excludes the Company's investment in consolidated CLO entities, which are discussed in Note 9.

Investment securities, trading

Investment securities, trading, consist of cash management assets held by the Company, including certificates of deposit, commercial paper and corporate debt securities with original maturities ranging from three months to twenty-four months, and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The Company seeds new fund and separate account investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation, but rather an individual portfolio of securities in the Company’s name managed to establish an investment track record. As a result, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading securities for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at October 31, 2013 and 2012:

(in thousands)	2013	2012
Cash management assets	$20,116	$-
Debt securities - consolidated sponsored funds and separately managed accounts	97,650	70,805
Equity securities - consolidated sponsored funds and separately managed accounts	117,758	119,448
Total investment securities, trading	$235,524	$190,253

During the fiscal year ended October 31, 2013, the Company seeded investments in 15 sponsored funds and 15 separately managed accounts; during the fiscal year ended October 31, 2012, the Company seeded investments in 20 sponsored funds and 10 separately managed accounts.

The Company recognized gains related to trading securities still held at the reporting date of $16.5 million, $12.1 million and $6.8 million for the years ended October 31, 2013, 2012 and 2011, respectively.

Investment securities, available-for-sale

Investment securities classified as available-for-sale consist exclusively of seed investments in certain sponsored open-end funds, privately offered equity funds and closed-end funds where the Company has less than a 20 percent interest in the fund. The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive income related to securities classified as available-for-sale at October 31, 2013 and 2012:

2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,459	$7,306	$(38)	$22,727

2012		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$22,331	$8,835	$(18)	$31,148

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive (loss) income were $(1.5) million, $3.3 million and $2.2 million for the years ended October 31, 2013, 2012 and 2011 respectively.

The Company reviewed gross unrealized losses of $38,000 as of October 31, 2013 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $1.3 million at October 31, 2013. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the years ended October 31, 2013, 2012 and 2011:

(in thousands)	2013	2012	2011
Gains	$5,978	$348	$3,212
Losses	(235)	(440)	(2,626)
Net realized gains (losses)	$5,743	$(92)	$586

Investments in Unconsolidated CLO entities

The Company provides investment management services for, and has made investments in, a number of CLO entities that it does not consolidate on its Consolidated Financial Statements. The Company’s ownership interests in the unconsolidated CLO entities are carried at amortized cost unless impaired. The Company earns investment management fees, including subordinated management fees, for managing the collateral of the CLO entities. At October 31, 2013 and 2012, combined assets under management in the pools of unconsolidated CLO entities were $1.9 billion and $1.8 billion, respectively. The Company’s maximum exposure to loss as a result of its investments in the equity of unconsolidated CLO entities is the carrying value of such investments, which was $5.4 million and $0.4 million at October 31, 2013 and 2012, respectively. Investors in CLO entities have no recourse against the Company for any losses sustained in the CLO structures.

The Company did not recognize any impairment losses on investments in unconsolidated CLO entities in fiscal 2013, 2012 or 2011.

In fiscal 2011, the Company sold its subordinated interest in a non-consolidated CLO entity and recognized a realized gain of $1.9 million in its Consolidated Statement of Income.

Investments in equity method investees

On August 6, 2012, the Company completed the purchase of a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor that provides discretionary management of equity and tactical asset allocation strategies using a predominantly top-down investment style. The Company accounted for the purchase using the equity method. During fiscal 2013, the Company made a contingent payment of $1.3 million to the Hexavest selling group based upon prescribed multiples of Hexavest’s revenue for the twelve months ended August 31, 2013. The payment increased equity method goodwill by $1.3 million. As of October 31, 2013, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $38.6 million, goodwill of $141.8 million and a deferred tax liability of $10.4 million, for a total carrying value of $175.5 million. As of October 31, 2012, the Company’s investment in Hexavest consisted of $3.4 million of equity in the net assets of Hexavest, intangible assets of $42.7 million, goodwill of $146.6 million and a deferred tax liability of $11.5 million, for a total carrying value of $181.2 million. The Company will be obligated to make an additional payment in fiscal 2014 in respect of the acquired interest if Hexavest exceeds defined annual revenue thresholds for the second twelve-month period following the closing. The payment would be considered goodwill and would be recorded as an addition to the carrying amount of the equity method investment. The Company’s interest in finite-lived intangible assets acquired in the transaction is being amortized over an estimated useful life of seventeen years.

In connection with the transaction, the Company also acquired an option, exercisable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at October 31, 2013 and 2012.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.9 million and $9.8 million at October 31, 2013 and 2012, respectively.

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

The Company had equity method investments in the following sponsored funds as of October 31, 2013 and 2012.

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	October 31,	October 31,	October 31,	October 31,
(dollar amounts in thousands)	2013	2012	2013	2012

Eaton Vance Atlanta Capital Select Equity Fund	28%	-	$25,207	$-
Eaton Vance Hexavest Global Equity Fund	30%	-	24,592	-
Eaton Vance Municipal Opportunities Fund	33%	-	10,420	-
Eaton Vance Real Estate Fund	34%	48%	9,820	16,494
Eaton Vance Focused Growth Opportunities Fund	34%	-	6,870	-
Eaton Vance Focused Value Opportunities Fund	34%	-	6,826	-
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	30%	31%	5,552	10,346
Eaton Vance Richard Bernstein All Asset Strategy Fund	-	44%	-	23,341
AGF Floating Rate Income Fund	-	21%	-	15,334
Parametric Structured Currency Fund	-	33%	-	1,043
Total			$89,287	$66,558

(1)	The carrying value of equity method investments in Company-managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

Summarized financial information for the Company’s equity method investees as of October 31, 2013 and 2012 and for the years ended October 31, 2013, 2012 and 2011 is as follows:

	2013			2012
		Other			Other
(in thousands)	Hexavest	Investees	Total	Hexavest	Investees	Total
Balance Sheets
Total assets	$27,704	$419,331	$447,035	$25,182	$363,539	$388,721
Total liabilities	10,062	49,099	59,161	11,544	14,351	25,895

	2013			2012			2011
		Other			Other
(in thousands)	Hexavest	Investees	Total	Hexavest	Investees	Total	Total
Statements of Income (1)
Revenue	$45,680	$1,241	$46,921	$10,691	$8,788	$19,479	$20,609
Operating income (loss)	27,386	(2,315)	25,071	6,060	5,286	11,346	1,469
Net income	20,870	29,665	50,535	4,714	34,339	39,053	93,896

(1)Statement of income figures are included only for the time in which the investees were accounted for under the equity method.

The Company did not recognize any impairment losses related to its investments in equity method investees during the years ended October 31, 2013, 2012 or 2011.

During the years ended October 31, 2013, 2012 and 2011, the Company received dividends of $16.9 million, $11.4 million and $1.6 million, respectively, from its investments in equity method investees.

Investments, other

Investments, other, consist of certain investments carried at cost totaling $3.0 million and $7.5 million as of October 31, 2013 and 2012, respectively, including a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”), a partnership that owns certain non-controlling interests of Atlanta Capital. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive a portion of the proceeds when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The Company’s investment in ACM Holdings was $2.1 million and $6.6 million at October 31, 2013 and 2012, respectively, reflecting the put and call options exercised in fiscal 2013 as disclosed in Note 11. Management believes that the carrying value of its other investments approximates their fair value.

6.	Fair Value Measurements

As discussed in Note 1, accounting standards define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standards establish a fair value measurement hierarchy that prioritizes inputs to valuation techniques and gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the fair value measurement hierarchy at October 31, 2013 and 2012:

October 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$104,261	$2,900	$-	$-	$107,161
Investments:
Investment securities, trading:
Cash management assets	-	20,116	-	-	20,116
Debt - consolidated sponsored funds and separately managed accounts	7,053	90,597	-	-	97,650
Equity - consolidated sponsored funds and separately managed accounts	61,615	56,143	-	-	117,758
Investment securities, available-for-sale	17,083	5,644	-	-	22,727
Investments in non-consolidated CLO entities(1)	-	-	-	5,378	5,378
Investments in equity method investees(2)	-	-	-	269,683	269,683
Investments, other(3)	-	60	-	2,951	3,011
Derivative instruments	-	334	-	-	334
Assets of consolidated CLO entities:
Cash equivalents	29,970	-	-	-	29,970
Bank loans and other investments	-	684,436	1,245	-	685,681
Total financial assets	$219,982	$860,230	$1,245	$278,012	$1,359,469

Financial liabilities:
Derivative instruments	$-	$8,412	$-	$-	$8,412
Securities sold, not yet purchased	-	687	-	-	687
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,651	276,476	-	279,127
Total financial liabilities	$-	$11,750	$276,476	$-	$288,226

October 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$16,390	$139,469	$-	$-	$155,859
Investments:
Investment securities, trading – debt	4,512	66,293	-	-	70,805
Investment securities, trading – equity	87,991	31,457	-	-	119,448
Investment securities, available-for-sale	26,736	4,412	-	-	31,148
Investment in non-consolidated CLO entity(1)	-	-	-	350	350
Investments in equity method investees(2)	-	-	-	257,652	257,652
Investments, other(3)	-	60	-	7,470	7,530
Derivative instruments	-	2,229	-	-	2,229
Assets of consolidated CLO entity:
Cash equivalents	34,561	-	-	-	34,561
Bank loans and other investments	98	428,282	2,203	-	430,583
Total financial assets	$170,288	$672,202	$2,203	$265,472	$1,110,165

Financial liabilities:
Derivative instruments	$-	$788	$-	$-	$788
Securities sold, not yet purchased	-	26,142	-	-	26,142
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,659	443,946	-	446,605
Total financial liabilities	$-	$29,589	$443,946	$-	$473,535

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs. The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. There was no re-measurement of these assets during the years ended October 31, 2013 or 2012.
(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, include investments carried at cost which are not measured at fair value in accordance with GAAP.

Valuation methodologies

The following describes the valuation methodologies used for financial assets and liabilities measured at fair value on a recurring basis as well as the general classification of those assets and liabilities within the fair value measurement hierarchy:

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of investments in money market funds, government and agency securities, commercial paper and certificates of deposit. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Government and agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy. The carrying amounts of commercial paper and certificates of deposit are measured at amortized cost, which approximates market value due to the short time between the purchase and expected maturity of the investments. These investments are generally classified as Level 2 within the fair value measurement hierarchy.

Investment securities, trading – cash management assets

Corporate cash management assets consist of certificates of deposit, commercial paper and corporate debt obligations with original maturities from three months to twenty-four months. Debt obligations are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Depending on the nature of the inputs, corporate cash management assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – debt

Debt securities consist of debt obligations held in the portfolios of consolidated sponsored funds and separately managed accounts. Debt obligations (including short-term obligations with a remaining maturity of more than sixty days) are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Short-term obligations purchased with a remaining maturity of sixty days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates market value. Depending upon the nature of the inputs, investment securities, trading – debt, are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – equity

Equity securities consist of foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. When valuing foreign equity securities that meet certain criteria as established by our fair value pricing service, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. The service utilizes a multi-factor model that considers such information as an issue’s local closing price and post-closing fluctuations in relevant general market and sector indices, currencies, depositary receipts and futures, as applicable. The size of the adjustment is determined by the observed changes in these factors since the close of the applicable foreign market. The pricing service uses a multiple regression methodology and back testing to validate the quality and correlations of their evaluations. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, investment securities, trading – equity are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, available-for-sale

Investment securities classified as available-for-sale consist of investments in sponsored mutual funds and privately offered equity funds. Sponsored mutual funds that are listed on an active exchange are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored privately offered equity funds and portfolios that are not listed on an active exchange but have net asset values that are comparable to mutual funds and have no redemption restrictions are classified as Level 2 within the fair value measurement hierarchy.

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts and commodity futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts and commodity futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments are generally classified as Level 2 within the fair value measurement hierarchy.

Assets of consolidated CLO entities – Eaton Vance CLO IX and Eaton Vance CLO 2013-1

Assets of consolidated CLO entities include investments in money market funds, equity securities, debt securities, bank loans and warrants. Fair value is determined utilizing unadjusted quoted market prices when available. Investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Equity securities, debt securities and warrants are valued using the same techniques as described above for trading securities. Interests in senior floating-rate loans for which reliable market quotations are readily available are valued generally at the average mid-point of bid and ask quotations obtained from a third-party pricing service. Fair value may also be based upon valuations obtained from independent third-party brokers or dealers utilizing matrix pricing models that consider information regarding securities with similar characteristics. In certain instances, fair value has been determined utilizing discounted cash flow analyses or single broker non-binding quotes. Depending on the nature of the inputs, these assets are classified as Level 1, 2 or 3 within the fair value measurement hierarchy.

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, are generally classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entity – Eaton Vance CLO IX

Liabilities of Eaton Vance CLO IX include debt securities and senior and subordinated note obligations. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes are valued utilizing an income approach model in which one or more significant inputs are unobservable in the market. A full description of the valuation technique is included within the valuation process disclosure included below. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and/or out of Levels

The following table summarizes transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the years ended October 31, 2013 and 2012:

(in thousands)	2013	2012
Transfers from Level 1 into Level 2(1)	$29	$9,237
Transfers from Level 2 into Level 1(2)	1,304	-

(1)	Transfers from Level 1 into Level 2 of the fair value measurement hierarchy primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.
(2)	Transfers from Level 2 into Level 1 of the fair value measurement hierarchy primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the years ended October 31, 2013 and 2012:

	2013		2012
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations of consolidated CLO entities	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$2,203	$443,946	$5,910	$477,699
Net gains (losses) on investments and note obligations included in net income(1)	25	10,030	(333)	(2,480)
Sales	(132)	-	-	-
Settlements	(408)	-	-	-
Payment-in-kind	7	-	5	-
Principal paydown	-	(177,500)	-	(28,614)
Transfers into Level 3(2)	922	-	437	-
Transfers out of Level 3(3)	(1,372)	-	(3,816)	(2,659)
Ending balance	$1,245	$276,476	$2,203	$443,946
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$25	$10,030	$(333)	$(2,480)

(1)	Substantially all net gains and losses on investments and note obligations attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.

(2)	Transfers into Level 3 of the fair value measurement hierarchy were the result of a reduction in the availability of significant observable inputs used in determining the fair value of assets held including a second-lien bank loan that defaulted during the period. Fair value for these assets was determined utilizing a discounted cash flow analysis. Transfers into Level 3 also reflect certain equity securities for which only one non-binding quote was utilized.

(3)	Transfers out of Level 3 into Level 2 of the fair value measurement hierarchy were due to an increase in the observability of the inputs used in determining the fair value of certain instruments.

The following table shows the valuation techniques and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at October 31, 2013 and 2012:

October 31, 2013		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entities:
			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$276,476	Income approach	Discount rate	105-375 bps

October 31, 2012		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entity:
			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$443,946	Income approach	Discount rate	135-700 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

Valuation process

Senior and subordinated note obligations of the Company’s consolidated CLO entities are issued in various tranches with different risk profiles. The notes are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s projected default rate, prepayment rate, recovery rate and discount rate, as well as observable assumptions about market yields, collateral reimbursement assumptions, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method. The bank loan team reports directly to the Chief Income Investment Officer.

Sensitivity to changes in significant unobservable inputs

For senior and subordinated notes issued by one of the Company’s consolidated CLO entities, increases (decreases) in discount rates, default rates or prepayment rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) in recovery rates in isolation would result in higher (lower) fair value measurements. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for discount rates and a directionally opposite change in the assumptions used for prepayment and recovery rates.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in different estimates of fair value at the reporting date.

7.	Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

On June 25, 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year Senior Notes due in June 2023 (the “2023 Senior Notes”). In anticipation of the offering, the Company entered into a forward-starting interest rate swap intended to hedge changes in the benchmark interest rate between the time at which the decision was made to issue the debt and the pricing of the securities. The benchmark interest rate increased during this time and the Company received payment to settle the hedge for a gain of $2.0 million. At termination, the hedge was determined to be an effective cash flow hedge and the $2.0 million gain was recorded in other comprehensive (loss) income, net of taxes of $0.8 million. The gain recorded in other comprehensive (loss) income will be reclassified to earnings as a component of interest expense over the term of the debt. During the fiscal year ended October 31, 2013, approximately $0.1 million of this deferred gain was reclassified into interest expense. At October 31, 2013, the remaining unamortized gain was $1.9 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During each of the fiscal years ended October 31, 2013, 2012, and 2011, the Company reclassified into interest expense $0.4 million of the loss on a Treasury lock transaction in connection with the Company’s 2007 issuance of ten-year 6.5 percent Senior Notes due in October 2017 (“the 2017 Senior Notes”). The Company also recognized an additional $0.9 million in interest expense to accelerate the amortization of the treasury lock tied to the portion of the 2017 Senior Notes retired on June 28, 2013. The remaining unamortized loss on the Treasury lock transaction recorded in other comprehensive income (loss) is being reclassified to earnings as a component of interest expense over the term of the debt. At October 31, 2013, the remaining unamortized loss was $0.9 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

Other derivative financial instruments not designated for hedge accounting

In June 2013, the Company entered into a reverse treasury lock in conjunction with the Company’s tender offer to purchase up to $250 million of its outstanding 2017 Senior Notes. The transaction effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to note holders in conjunction with the repurchase of the 2017 Senior Notes tendered. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding and the Company recognized a $3.1 million loss upon termination in June. This loss was included in gains (losses) and other investment income, net, in the Company’s Consolidated Statement of Income.

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk and market risk associated with its investments in separately managed accounts and consolidated sponsored funds seeded for new product development purposes. Certain of these consolidated sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At October 31, 2013, 2012 and 2011, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 42, 49 and 10 foreign exchange contracts outstanding with five, eight and four counterparties with an aggregate notional value of $59.1 million, $35.7 million and $7.8 million, respectively; 2,711, 1,325 and 10 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $200.7 million, $97.1 million and $90.8 million, respectively; and 217, 200 and 23 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $12.9 million, $11.8 million and $23.4 million, respectively. The number of derivative contracts outstanding and the notional values they represent at October 31, 2013, 2012 and 2011 are indicative of derivative balances throughout each respective year.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of October 31, 2013 and 2012:

October 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$34	Other liabilities	$981
Stock index futures contracts	Other assets	81	Other liabilities	7,288
Commodity futures contracts	Other assets	219	Other liabilities	143
Total		$334		$8,412

October 31, 2012
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$226	Other liabilities	$300
Stock index futures contracts	Other assets	1,505	Other liabilities	367
Commodity futures contracts	Other assets	498	Other liabilities	121
Total		$2,229		$788

The following is a summary of the net gains (losses) recognized in income for the years ended October 31, 2013, 2012 and 2011:

	Income Statement
(in thousands)	Location	2013	2012	2011
Foreign exchange contracts	Gains (losses) and other investment income, net	$1,293	$288	$(1,495)

Stock index futures contracts	Gains (losses) and other investment income, net	(31,861)	(11,361)	(2,658)

Commodity futures contracts	Gains (losses) and other investment income, net	842	693	305

Interest rate contracts	Gains (losses) and other investment income, net	(3,075)	-	-
Total		$(32,801)	$(10,380)	$(3,848)

8.	Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at October 31, 2013 and 2012:

	2013			2012
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$2,951	$2,951	3	$7,470	$7,470	3
Other assets	$7,960	$7,960	3	$8,307	$8,307	3
Debt	$573,499	$611,081	2	$500,000	$604,316	2

Included in investments, other, is a non-controlling capital interest in ACM Holdings carried at $2.1 million and $6.6 million at October 31, 2013 and 2012, respectively (see Note 5). The carrying value of this investment approximates fair value. Fair value of this investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets is a five-year option to acquire an additional 26 percent interest in Hexavest. The $8.0 million carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

Fair value measurements of other financial instruments of consolidated CLO entities

Eaton Vance CLO 2013-1 was initially consolidated by the Company on October 11, 2013 when the senior and subordinated note obligations of the entity were priced, although not issued, as discussed in Note 9. The Company did not elect the fair value option for the liabilities of Eaton Vance CLO 2013-1 upon consolidation. The following is a summary of the carrying amounts and estimated fair values of those liabilities at October 31, 2013:

	2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level
Line of credit	$247,789	$247,789	2
Redeemable preferred shares	$64,952	$64,952	3

The line of credit is a non-recourse revolving facility that is being used to fund purchases of portfolio investments in floating-rate bank loans during the warehouse phase of the entity, prior to the entity’s issuance of senior and subordinated interests at closing. Advances under the line of credit must be used to acquire bank loans, which are selected by the Company as portfolio manager and approved by the lender. Interest on the line of credit is calculated at a rate of one-month LIBOR plus a 140 basis point spread (1.57 percent at October 31, 2013). The LIBOR rate is considered a Level 2 observable input and the line of credit has been classified within Level 2 of the fair value measurement hierarchy. The line of credit was paid in full on November 13, 2013 when the entity issued its senior and subordinated interests. Carrying value approximates fair value at October 31, 2013.

The redeemable preferred shares, which have a par value of $60.0 million, represent mandatorily redeemable first loss obligations of the entity. Although the redeemable preferred shares have certain equity characteristics, the Company has determined that they should be recorded as liabilities on the Company’s Consolidated Balance Sheet at October 31, 2013. The redeemable preferred shares do not have a stated interest rate, but rather entitle the holder to a residual interest in the entity during the warehouse phase, representing the spread between the interest collected on the portfolio assets and the interest paid on the line of credit between entity inception and the issuance of senior and subordinated interests at closing, net of administrative expenses, without limit. The redeemable preferred shares have been classified within Level 3 of the fair value measurement hierarchy. At October 31, 2013, the redeemable preferred shares are carried at an estimated redemption value of $64.9 million (initial investment plus accrued residual interest of $4.9 million), which approximates fair value. The redeemable preferred shares were redeemed in full for $65.4 million upon the entity’s issuance of senior and subordinated interests at closing on November 13, 2013.

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

Investments in VIEs that are consolidated

Sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are disclosed in Note 22.

Consolidated CLO entities

The Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO IX and Eaton Vance CLO 2013-1.  In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it has a more than an insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined expose the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2013-1, the Company determined that it has a more than insignificant variable interest in the entity by virtue of its commitment to purchase a 20 percent residual interest in the entity at closing. In addition, in its role as collateral manager of both entities, the Company has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, the Company’s variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity.  In consideration of these factors, the Company concluded that it was the primary beneficiary of these two CLO entities for consolidation accounting purposes.

The significance to the entity of the variable interests that the Company holds in these two consolidated CLOs is greater than that in the non-consolidated CLO entities in which the Company also holds variable interests and serves as collateral manager.

The assets of the consolidated CLO entities are held solely as collateral to satisfy the obligations of the entities. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entities. The note holders and other creditors of the CLO entities have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entities.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income, net, and as interest expense in other income (expense), respectively, of the consolidated CLO entities on the Company’s Consolidated Statements of Income for the fiscal years ended October 31, 2013, 2012 and 2011.

Substantially all gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations recorded in earnings for the periods presented were attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO IX

The Company irrevocably elected the fair value option for all financial assets and liabilities of Eaton Vance CLO IX upon its initial consolidation on November 1, 2010. The Company elected the fair value option to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations of Eaton Vance CLO IX and the carrying value of the assets that are held to provide the cash flows supporting those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, in the Consolidated Statements of Income. Although the subordinated note obligations of Eaton Vance CLO IX have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

The following tables present, as of October 31, 2013 and 2012, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$255,474	$500	$294,037
Unpaid principal balance over fair value	(364)	(500)	(14,910)
Fair value	$255,110	$-	$279,127

October 31, 2012
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$425,153	$500	$471,546
Unpaid principal balance over fair value	(863)	(485)	(24,941)
Fair value	$424,290	$15	$446,605

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains of $0.2 million and $20.2 million in fiscal 2013 and 2012, respectively, and net losses of $4.6 million in fiscal 2011, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $10.0 million in fiscal 2013, net gains of $2.4 million in fiscal 2012 and net losses of $33.6 million in fiscal 2011. The combined net losses of $9.8 million, net gains of $22.6 million and net losses of $38.2 million for the fiscal years ended October 31, 2013, 2012 and 2011, respectively, were recorded as gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statements of Income for these periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread ranging from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received on bank loan investments will be used to pay down the entity’s note obligations. During the fiscal years ended October 31, 2013 and 2012, $177.5 million and $28.6 million, respectively, of prepayments were used to pay down Eaton Vance CLO IX’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value to repay the senior notes in full.

For the fiscal years ended October 31, 2013, 2012 and 2011, the Company recorded a net loss of $7.3 million, net income of $25.9 million and a net loss of $31.0 million, respectively, related to Eaton Vance CLO IX. The Company recorded a net loss attributable to other beneficial interests of $11.1 million, net income attributable to other beneficial interests of $22.6 million and a net loss of $34.5 million attributable to other beneficial interests for the fiscal years ended October 31, 2013, 2012 and 2011, respectively. Net income attributable to Eaton Vance Corp. shareholders was $3.8 million, $3.3 million and $3.5 million for the fiscal years ended October 31, 2013, 2012 and 2011, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at October 31, 2013 and 2012:

(in thousands)	2013	2012
Assets:
Cash and cash equivalents	$30,462	$36,758
Bank loans and other investments	261,529	430,583
Other assets	514	1,107
Liabilities:
Senior and subordinated note obligations	279,127	446,605
Other liabilities	4,046	766
Appropriated retained earnings	7,618	18,699
Net interest in Eaton Vance CLO IX	$1,714	$2,378

The Company had a subordinated interest in Eaton Vance CLO IX of $1.5 million and $1.9 million as of October 31, 2013 and 2012, respectively, which was eliminated in consolidation.

Eaton Vance CLO 2013-1

Eaton Vance CLO 2013-1 began as a warehouse stage CLO in December 2012. During the warehouse phase, all of the subordinated interests of the entity in the form of redeemable preferred shares were controlled by affiliates of an investment manager unrelated to the Company. The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2013-1 upon its initial consolidation on October 11, 2013, when the senior and subordinated note obligations of the CLO were priced. At pricing, the Company entered into a trade commitment to acquire 20 percent of the subordinated interests of the entity to be issued at closing on November 13, 2013, representing a variable, although not beneficial, interest in the entity as of October 31, 2013.

The Company did not elect the fair value option on the warehouse line of credit and redeemable preferred shares, as these liabilities were temporary in nature. Both the warehouse line of credit and the redeemable preferred shares were extinguished at closing of the entity on November 13, 2013. When the new senior and subordinated note obligations of the entity were issued on November 13, 2013, the Company irrevocably elected the fair value option for those instruments. See Note 8 for detail regarding the entity’s line of credit and redeemable preferred shares.

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior and subordinated note obligations of Eaton Vance CLO 2013-1 and the carrying value of the assets that are held to provide the cash flows for those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, in the Consolidated Statements of Income.

The following table presents, as of October 31, 2013, the fair value of Eaton Vance CLO 2013-1’s assets that are subject to fair value accounting:

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$421,830	$-
Unpaid principal balance under fair value	2,322	-
Fair value	$424,152	$-

Changes in the fair values of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net gains of $2.6 million in fiscal 2013. The net gain of $2.6 million for the fiscal year ended October 31, 2013 is recorded in gains (losses) and other investment income, net, of consolidated CLO entities on the Company’s Consolidated Statement of Income. For the fiscal year ended October 31, 2013, the Company recorded net income of $2.6 million related to Eaton Vance CLO 2013-1, all of which was recorded as a net gain attributable to other beneficial interest holders. Since the Company held no beneficial interest, there was no income attributable to Eaton Vance Corp. shareholders for the fiscal year ended October 31, 2013.

The following carrying amounts related to Eaton Vance CLO 2013-1 were included in the Company’s Consolidated Balance Sheet at October 31, 2013:

(in thousands)	2013
Assets:
Cash and cash equivalents	$6,179
Bank loans and other investments	424,152
Other assets	5,300
Liabilities:
Line of credit	247,789
Redeemable preferred shares	64,952
Other liabilities	120,259
Appropriated retained earnings	2,631
Net interest in Eaton Vance CLO 2013-1	$-

As of October 31, 2013, other liabilities included $118.2 million due to brokers for collateral asset purchases.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as either equity method investments (generally when the Company owns more than 20 percent but less than 50 percent of the fund) or as available-for-sale investments (generally when the Company owns less than 20 percent of the fund) when it is not considered the primary beneficiary of those VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 5.

Non-consolidated CLO entities

The Company is not deemed to be the primary beneficiary of several CLO entities in which it holds variable interests. In its role as collateral manager, the Company often has the power to direct the activities of the CLO entities that most significantly impact the economic performance of these entities. In developing its conclusion that it is not the primary beneficiary of these entities, the Company determined that, for certain of these entities, although it has variable interests in each by virtue of its residual interests therein and the collateral management fees it receives, its variable interests neither individually nor in the aggregate represent an obligation to absorb losses of or a right to receive benefits from any such entity that could potentially be significant to that entity. Quantitative factors supporting the Company’s qualitative conclusion in each case included the relative size of the Company’s residual interest (in all but one instance representing less than 6 percent of the residual interest tranche and less than 1 percent of the total capital of the entity) and the overall magnitude and design of the collateral management fees within each structure.

At October 31, 2013, the Company holds a 16.7 percent subordinated interest in a warehouse stage CLO, Eaton Vance CLO 2013-A, which it has not consolidated at October 31, 2013. The Company has determined that it does not hold the power to direct the activities of Eaton Vance CLO 2013-A at October 31, 2013 because that power is shared with the majority holder of the equity of that entity during the warehouse phase.

Non-consolidated CLO entities had total assets of $1.9 billion and $1.8 billion as of October 31, 2013 and 2012, respectively. The Company’s investment in these entities totaled $5.4 million and $0.4 million as of October 31, 2013 and 2012, respectively, and collateral management fees receivable for these entities totaled $2.1 million and $2.0 million on October 31, 2013 and 2012, respectively. In the fiscal year ended October 31, 2013, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of October 31, 2013.

The Company’s investment in the non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 5. Income from non-consolidated entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other Entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.8 billion and $9.0 billion as of October 31, 2013 and 2012, respectively. The Company has determined that these entities qualify for the Investment Company deferral and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $5.6 million and $4.4 million on October 31, 2013 and 2012, respectively, and investment advisory fees receivable totaling $0.5 million and $0.4 million on October 31, 2013 and 2012, respectively. In the fiscal year ended October 31, 2013, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of October 31, 2013. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10.	Equipment and Leasehold Improvements

The following is a summary of equipment and leasehold improvements at October 31, 2013 and 2012:

(in thousands)	2013	2012

Equipment	$70,486	$66,154
Leasehold improvements	51,522	52,270
Subtotal	122,008	118,424
Less: Accumulated depreciation and amortization	(73,262)	(63,535)
Equipment and leasehold improvements, net	$48,746	$54,889

Depreciation and amortization expense was $13.0 million, $16.9 million, and $15.8 million for the years ended October 31, 2013, 2012 and 2011, respectively.

11.	Acquisitions, Goodwill and Intangible Assets

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

Parametric Risk Advisors is a majority-owned subsidiary of Parametric. In June 2013, Parametric exercised a call option requiring the non-controlling interest holders of Parametric Risk Advisors to sell to Parametric units representing a 10 percent ownership interest in Parametric Risk Advisors for $3.1 million, payable in cash or securities in Parametric Portfolio LP (“PP LP”), whose sole asset is ownership interests in Parametric. Pursuant to the acquisition agreement, the exercise price of the call option was based on a multiple of earnings before interest and taxes for the twelve months ended April 30, 2013. Upon execution of the call option, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transaction settled on November 1, 2013, upon the transfer of securities in PP LP, and increased Parametric’s ownership interest in Parametric Risk Advisors from 70 percent to 80 percent on that date.

In addition, on November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors for additional ownership interests in PP LP. The PP LP ownership interests acquired in the exchange contain put and call features that become exercisable over a four-year period starting in 2018. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

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

Atlanta Capital

On September 30, 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of these transactions was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transactions are anticipated to settle in December 2013, and will increase the Company’s capital ownership interest in Atlanta Capital from 99.4 percent to 99.9 percent and the Company’s profit ownership interest from 80.3 percent to 87.5 percent.

Non-controlling interest holders of Atlanta Capital have the right to sell a 3.1 percent profit interest and their remaining 0.1 percent capital interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2014 and each year thereafter subject to certain restrictions. The Company has the right to purchase such interests at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2014 and the three succeeding fiscal years. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

During fiscal 2013 and fiscal 2012, the Company granted indirect profit interests in Atlanta Capital of 1.6 percent and 1.2 percent, respectively, to Atlanta Capital employees pursuant to the Atlanta Capital long-term equity plan. Total profit interests in Atlanta Capital held by non-controlling interest holders, including direct profit interests as well as indirect profit interests issued pursuant to this plan, totaled 19.7 percent and 18.1 percent on October 31, 2013 and October 31, 2012, respectively.

Parametric

In December 2012, certain non-controlling interest holders of Parametric exercised their final put option pursuant to the terms of the original acquisition agreement requiring the Company to purchase an additional 3.4 percent capital interest and 5.7 percent profit interest in the entity. The $43.5 million exercise price of the put option was based on a multiple of estimated earnings before taxes for the calendar year ended December 31, 2012. The payment was treated as an equity transaction and reduced redeemable non-controlling interests at closing on December 20, 2012. Indirect profit interests granted to Parametric employees under a long-term equity incentive plan of that entity were 4.9 percent as of October 31, 2013, reflecting a 0.8 percent profit interest granted on November 1, 2012 under the plan.

In fiscal 2012, the non-controlling interest holders of Parametric exercised a put option requiring the Company to purchase for $17.0 million an additional interest in Parametric representing a 1.7 percent capital interest and a 2.9 percent profit interest in the entity. The exercise of the put was treated as an equity transaction and reduced redeemable non-controlling interests at closing.

During fiscal 2013 and fiscal 2012, the Company granted indirect profit interests in Parametric of 0.8 percent and 1.1 percent, respectively, to Parametric employees pursuant to Parametric’s long-term equity plan. In December 2012, indirect capital and profit interests in Parametric were issued to employees of

Clifton in conjunction with the acquisition of that entity. Total profit interests in Parametric held by non-controlling interest holders, including direct profit interests, indirect profit units issued in conjunction with the Clifton acquisition and indirect profit interests issued pursuant to the long-term equity plan, totaled 6.7 percent and 4.1 percent on October 31, 2013 and October 31, 2012, respectively.

Clifton

On December 31, 2012, Parametric acquired Clifton. The operating results of Clifton have been included in the Company’s Consolidated Financial Statements since that date. Pro forma results of operations have not been presented because the results of operations would not have been materially different from those reported in the accompanying Consolidated Statements of Income. Clifton is a provider of futures- and options-based overlay services and risk management solutions for institutional investors based in Minneapolis, Minnesota. The Clifton acquisition complements and expands the range of engineered portfolio solutions offered by Parametric. The Company paid $72.3 million in cash and issued an indirect ownership interest in Parametric with a fair market value of $12.8 million to certain Clifton employees. These indirect interests are subject to certain put and call arrangements at fair value that may be executed over a five-year period. There are no future contingent payments to be made in connection with the acquisition. Upon closing, Clifton became a division of Parametric.

In conjunction with the purchase, the Company recorded $24.5 million of intangible assets, which consist primarily of client relationship intangible assets acquired. The client relationship intangible assets are being amortized over an eighteen-year period. The Company also recorded goodwill of $60.1 million, which is deductible for tax purposes. During the fiscal year ended October 31, 2013, revenue and earnings from Clifton were $22.3 million and $6.8 million, respectively.

TABS

In fiscal 2009, the Company acquired the TABS business of M.D. Sass Investors Services, a privately held investment manager based in New York, New York for cash and future consideration. Subsequent to closing, the TABS business was reorganized as the Tax-Advantaged Bond Strategies division of Eaton Vance Management (“EVM”). The acquisition was completed prior to the change in accounting for contingent purchase price consideration. Accordingly, all contingent purchase price payments related to this acquisition are adjusted to the purchase price allocation.

During fiscal 2013, the Company made a contingent payment of $14.1 million to the selling group based upon prescribed multiples of TABS’s revenue for the twelve months ended December 31, 2012. The payment increased goodwill by $14.1 million. The Company is obligated to make three additional annual contingent payments to the selling group based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. All future payments will be in cash and will result in an addition to goodwill. These payments are not contingent upon any member of the selling group remaining an employee of the Company.

During fiscal 2012, the Company made a contingent payment of $12.3 million to the selling group based upon prescribed multiples of TABS revenue for the twelve months ended December 31, 2011.

Goodwill

The changes in the carrying amount of goodwill for the years ended October 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Balance, beginning of period	$154,636	$142,302
Goodwill acquired	74,240	12,334
Balance, end of period	$228,876	$154,636

All acquired goodwill is deductible for tax purposes.

The Company completed its most recent goodwill impairment testing in the fourth quarter of fiscal 2013 and determined that there was no impairment in the carrying value of this asset as of September 30, 2013. To evaluate the sensitivity of the goodwill impairment testing to the calculation of fair value, the Company applied a hypothetical 10 percent and 20 percent decrease to the fair value of each reporting unit. Based on such hypothetical scenarios, the results of the Company’s impairment testing would not change, as the reporting units still had an excess of fair value over the carrying value under both hypothetical scenarios. There were no significant changes in the assumptions, methodologies or weightings used in the Company’s current year goodwill impairment testing.

No impairment loss in the value of goodwill was recognized during the years ended October 31, 2012 and 2011.

Intangible assets

The following is a summary of intangible assets at October 31, 2013 and 2012:

October 31, 2013

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	9.8	$133,927	$(67,703)	$66,224
Intellectual property acquired	12.6	1,000	(191)	809
Trademark acquired	6.2	900	(107)	793

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	-	6,708
Total		$142,535	$(68,001)	$74,534

October 31, 2012

(dollars in thousands)	Weighted- average remaining amortization period (in years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	7.0	$110,327	$(58,681)	$51,646
Intellectual property acquired	13.6	1,000	(126)	874

Non-amortizing intangible assets:
Mutual fund management contract acquired		6,708	-	6,708
Total		$118,035	$(58,807)	$59,228

No impairment loss was recognized in the value of amortizing or non-amortizing intangible assets during the years ended October 31, 2013, 2012 or 2011.

Amortization expense was $9.2 million, $8.0 million and $7.9 million for the years ended October 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for the next five years on a straight-line basis is as follows:

Year Ending October 31,	Estimated amortization
(in thousands)	expense
2014	$9,408
2015	9,183
2016	8,741
2017	8,628
2018	8,599

12.	Debt

Senior Notes due 2017

During 2007, the Company issued $500 million in aggregate principal of 6.5 percent unsecured senior notes due October 2, 2017 (the “2017 Senior Notes”). Interest is payable semi-annually in arrears on April 2 and October 2 of each year. There are no covenants associated with the 2017 Senior Notes.

On June 14, 2013, the Company announced a tender offer to purchase for cash up to $250 million in aggregate principal amount of the outstanding 2017 Senior Notes and ultimately accepted for purchase $250 million of the 2017 Senior Notes (“Tendered Notes”) on June 28, 2013. Pursuant to the terms of the Indenture that governs the 2017 Senior Notes, the consideration paid to the holders of the Tendered Notes, which totaled $301.5 million, was calculated as the sum of the present values of the remaining scheduled payments of principal and interest through October 2, 2017, discounted to June 28, 2013 using a reference U.S. Treasury security rate (0.625 percent U.S. Treasury Notes due September 30, 2017) plus 30 basis points. The holders of the Tendered Notes were also paid $3.9 million in interest that accrued from April 2, 2013 (the last interest payment date) through June 28, 2013.

During fiscal 2013, the Company recognized a $53.0 million loss on extinguishment of debt, which includes the tender premium paid ($51.5 million excess of the consideration paid over the $250 million face amount of the 2017 Senior Notes tendered), the write-off of related unamortized deferred financing costs and accretion of the remaining original issue discount associated with the Tendered Notes, and transaction costs associated with the tender offer.

The remaining $250 million in aggregate principal amount of the 2017 Senior Notes is due October 2, 2017.

Senior Notes due 2023

On June 25, 2013, the Company issued $325 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023 (the “2023 Senior Notes”), resulting in net proceeds of approximately $321.3 million after offering expenses and underwriting fees. Interest is payable semi-annually in arrears on June 15th and December 15th of each year, commencing on December 15th, 2013. At October 31, 2013, the carrying value of the 2013 Senior Notes was $323.5 million. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company. There are no covenants associated with the 2023 Senior Notes.

Corporate Credit Facility

The Company entered into a $300 million senior unsecured revolving credit facility on June 4, 2012. The credit facility has a three-year term, expiring on June 4, 2015.  Under the facility, the Company may borrow up to $300 million at LIBOR-based rates of interest that vary depending on the level of usage of the facility and credit ratings of the Company. The credit facility is unsecured, contains financial covenants with respect to leverage and interest coverage, and requires the Company to pay an annual commitment fee on any unused portion. As of October 31, 2013 and October 31, 2012 the Company had no borrowings outstanding under its unsecured revolving credit facility.

13.	Stock-Based Compensation Plans

The Company’s stock-based compensation plans include the 2008 Omnibus Incentive Plan as amended and restated (the “2008 Plan”), the 2013 Omnibus Incentive Plan (the “2013 Plan”), the 1986 Employee Stock Purchase Plan, the 2013 Employee Stock Purchase Plan (the “Qualified ESPP”), the 2013 Nonqualified Employee Stock Purchase Plan (the “Nonqualified ESPP”), the 1992 Incentive Plan – Stock Alternative, the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the “Incentive ESPP”), the Atlanta Capital Management Company, LLC Long-term Equity Incentive Plan (the “Atlanta Capital Plan”) and the Parametric Portfolio Associates LLC, Long-term Equity Incentive Plan (the “Parametric Plan”). The Company recognized total compensation cost related to its plans for the years ended October 31, 2013, 2012 and 2011 as follows:

(in thousands)	2013	2012	2011
2008 Plan:
Stock options	$14,945	$27,959	$31,536
Restricted shares	32,894	24,202	17,180
Phantom stock units	506	280	264
1986 Employee Stock Purchase Plan	1,235	426	782
1992 Incentive Plan – Stock Alternative	308	151	373
Atlanta Capital Plan	3,071	927	639
Parametric Plan	6,832	2,362	1,520
Total stock-based compensation expense	$59,791	$56,307	$52,294

The total income tax benefit recognized for stock-based compensation arrangements was $19.3 million, $17.9 million and $16.5 million for the years ended October 31, 2013, 2012 and 2011, respectively.

Omnibus Incentive Plans

2013 Plan

On October 23, 2013, the Board of Directors (the “Board”) approved the 2013 Plan to replace the 2008 Plan. The 2013 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2013 Plan vest over two years. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through October 31, 2013, no options, restricted stock or phantom stock awards have been issued pursuant to the 2013 Plan.

2008 Plan

Options to purchase Non-Voting Common Stock previously granted under the 2008 Plan expire ten years from the date of grant, vest over five years and were granted with an exercise price that was not less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through October 31, 2013, after giving effect to certain anti-dilution adjustments made in connection with the special dividend declared and paid in December 2012, 6.0 million restricted shares and options to purchase 14.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair values per share of stock options granted during the years ended October 31, 2013, 2012 and 2011 using the Black-Scholes option pricing model were as follows:

	2013	2012	2011
Weighted-average grant date fair value of options granted	$7.69	$6.69	$8.55

Assumptions:
Dividend yield	2.8% to 5.5%	2.9% to 3.1%	2.2% to 2.5%
Volatility	36% to 37%	35% to 36%	34%
Risk-free interest rate	1.2% to 2.1%	1.0% to 1.6%	2.2% to 3.1%
Expected life of options	7.1 years	7.2 years	7.3 years

Stock option transactions under the 2008 Plan and predecessor plans for the year ended October 31, 2013 are summarized as follows:

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	27,653	$26.90
Granted	2,271	28.41
Exercised	(5,687)	20.88
Forfeited/expired	(326)	29.96
Options outstanding, end of period	23,911	$28.43	4.8	$335,655
Options exercisable, end of period	15,145	$29.54	3.3	$201,582
Vested or expected to vest at October 31, 2013	23,561	$28.46	4.8	$330,292

The number of shares subject to option and the weighted-average exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan and predecessor plans to reflect the effect of the $1.00 per share special dividend declared and paid in December 2012.

The Company received $113.6 million, $50.0 million and $53.5 million related to the exercise of options for the years ended October 31, 2013, 2012 and 2011, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the years ended October 31, 2013, 2012 and 2011 was $86.3 million, $39.5 million and $36.8 million, respectively. The total fair value of options that vested during the year ended October 31, 2013 was $28.3 million.

As of October 31, 2013, there was $27.8 million of compensation cost related to unvested stock options granted under the 2013 Plan and predecessor plans not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

In November 2013, the Company granted options for the purchase of 1.7 million shares of the Company’s Non-Voting Common Stock under the 2013 Plan at a price of $41.90 per share, the then current trading price of the underlying securities.

Restricted Shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of October 31, 2013, there was $69.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years.

A summary of the Company's restricted share activity for the year ended October 31, 2013 under the 2008 Plan and predecessor plans is presented below:

		Weighted-
		Average
		Grant Date
(share figures in thousands)	Shares	Fair Value
Unvested, beginning of period	3,233	$26.43
Granted	1,625	29.27
Vested	(782)	26.34
Forfeited	(165)	27.98
Unvested, end of period	3,911	$27.60

The total fair value of restricted stock vested for the years ended October 31, 2013, 2012 and 2011 was $20.6 million, $12.7 million and $7.4 million, respectively. In November 2013, the Company granted a total of 1.0 million shares of restricted shares under the 2013 plan at a grant date fair value of $41.90 per share.

Phantom Stock Units

During fiscal 2013, 9,680 phantom stock units were issued to non-employee Directors pursuant to the 2008 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock in each of the years ended October 31, 2013, 2012 and 2011 was $0.3 million. As of October 31, 2013, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of one year.

Employee Stock Purchase Plans

2013 Employee Stock Purchase Plan and 2013 Nonqualified Employee Stock Purchase Plan

On October 4, 2013, the Board approved the 2013 Employee Stock Purchase Plan (“Qualified ESPP”) and the 2013 Nonqualified Employee Stock Purchase Plan (“Nonqualified ESPP”) to replace the 1986 Employee Stock Purchase Plans. The Qualified ESPP and the Nonqualified ESPP, which are administered by the Compensation Committee of the Board, permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The Qualified ESPP qualifies under Section 423 of the U.S. Internal Revenue Code of 1986, as amended (“Internal Revenue Code”). A total of 0.4 million and 65,000 shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Qualified ESPP and Nonqualified ESPP plans, respectively. Through October 31, 2013, no Non-Voting Common Stock has been issued pursuant to the plans.

1986 Employee Stock Purchase Plan

A total of 9.0 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the 1986 Employee Stock Purchase Plan. The 1986 Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code and permitted eligible employees to direct up to 15 percent of their salaries to a maximum of $12,500 per six-month offering period toward the purchase of Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. Through October 31, 2013, 8.2 million shares have been issued pursuant to this plan. The Company received $3.5 million, $3.7 million and $3.8 million related to shares issued under the 1986 Employee Stock Purchase Plan for the years ended October 31, 2013, 2012 and 2011, respectively.

2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan

On October 4, 2013, the Board approved the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (“Incentive ESPP”) to replace the 1992 Incentive Plan – Stock Alternative. The Incentive ESPP, which is administered by the Compensation Committee of the Board, permits employees to direct up to half of their incentive bonuses and commissions toward the purchase of the Company’s Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each quarterly offering period. A total of 0.3 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the Incentive ESPP. Through October 31, 2013, no Non-Voting Common Stock has been issued pursuant to the plan.

1992 Incentive Plan – Stock Alternative

A total of 4.8 million shares of the Company’s Non-Voting Common Stock have been reserved for issuance under the 1992 Incentive Plan – Stock Alternative. The 1992 Incentive Plan – Stock Alternative permitted employees to direct up to half of their monthly and annual incentive bonuses toward the purchase of Non-Voting Common Stock at 90 percent of the average closing market price of the stock for five business days subsequent to the end of the offering period. Through October 31, 2013, 3.9 million shares have been issued pursuant to this plan. The Company received $2.1 million, $2.1 million and $3.7 million related to shares issued under the 1992 Incentive Plan – Stock Alternative for the years ended October 31, 2013, 2012 and 2011, respectively.

Atlanta Capital Plan

The Atlanta Capital Plan allows for awards of profit units of Atlanta Capital to key employees of that entity. Profit units granted under the Atlanta Capital Plan vest over five years and entitle the holders to quarterly distributions of available cash flow. Fair value of the awards is determined on grant date utilizing an annual appraisal of Atlanta Capital. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of the annual appraisal to ensure the transactions take place at fair value. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. The awards under the Atlanta Capital Plan are accounted for as equity awards.

In the year ended October 31, 2013, approximately 37,500 profit units of Atlanta Capital were issued to certain employees of that entity pursuant to the Atlanta Capital Plan at a weighted-average per unit price of $63.94. Because the units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2013, there was $4.4 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years. Through October 31, 2013, approximately 213,200 profit units have been issued pursuant to the Atlanta Capital Plan.

Parametric Plan

The Parametric Plan allows for awards of profit units of Parametric to key employees of that entity. Profit units granted under the Parametric Plan vest over five years and entitle the holders to quarterly distributions of available cash flow. Fair value of the awards is determined on date of grant utilizing an annual appraisal of Parametric. The annual appraisal is developed using two models, an income approach and a market approach, as described in Note 1. These models utilize appropriate discount rates as well as relevant investment management industry market multiples. Vested profit units are redeemable upon the exercise of limited in-service put rights held by the employee or call rights held by the Company. The call rights held by the Company entitle the Company to repurchase the profit units at the end of a ten-year call period and each year thereafter, and upon termination of employment. Execution of the puts and calls takes place upon availability of the annual appraisal to ensure the transactions take place at fair value. Profit units are not reserved for issuance; the number of profit units authorized for awards is determined annually by the Company on the first calendar day of the fiscal year. The awards under the Parametric Plan are accounted for as equity awards.

In the year ended October 31, 2013, approximately 5,300 profit units of Parametric were issued to certain employees of that entity pursuant to the Parametric Plan at a weighted-average per unit price of $856.36. Because these units are contingently forfeitable, compensation expense is recorded on a straight-line basis over the forfeiture period of five years. As of October 31, 2013, there was $8.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.1 years. Through October 31, 2013, approximately 30,000 profit units have been issued pursuant to the Parametric Plan.

Stock Option Income Deferral Plan

The Company has established an unfunded, non-qualified Stock Option Income Deferral Plan to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. As of October 31, 2013, options to purchase 0.2 million shares have been exercised and placed in trust with the Company.

14.	Employee Benefit Plans

Profit Sharing and Savings Plan

The Company has a Profit Sharing and Savings Plan for the benefit of substantially all employees. The Profit Sharing and Savings Plan is a defined contribution profit sharing plan with a 401(k) deferral component. All full-time employees who have met certain age and length of service requirements are eligible to participate in the plan. The plan allows participating employees to make elective deferrals of compensation up to the plan’s annual limits. The Company then matches each participant’s contribution on a dollar-for-dollar basis to a maximum of $1,040 per annum. In addition, the Company may, at its discretion, contribute up to 15 percent of eligible employee compensation to the plan, up to a maximum of $37,500 per employee for the year ended October 31, 2013. This limit was $36,750 per employee for the years ended October 31, 2012 and 2011, respectively. The Company’s expense under the plan and its predecessor plans was $19.8 million, $17.5 million and $16.8 million for the years ended October 31, 2013, 2012 and 2011, respectively.

Supplemental Profit Sharing Retirement Plan

The Company has an unfunded, non-qualified Supplemental Profit Sharing Retirement Plan whereby certain key employees of the Company may receive profit sharing contributions in excess of the amounts allowed under the Profit Sharing and Savings Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. The Company did not make any contributions to the plan in fiscal 2013. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Profit Sharing and Savings Plan. The Company’s expense under the Supplemental Profit Sharing Retirement Plan for the years ended October 31, 2013, 2012 and 2011 was $38,302, $36,294 and $16,243, respectively.

15.	Common Stock

All outstanding shares of the Company’s Voting Common Stock are deposited in a voting trust, the trustees of which have unrestricted voting rights with respect to the Voting Common Stock. The trustees of the voting trust are all officers of the Company. Non-Voting Common shares do not have voting rights under any circumstances. In fiscal 2013, the Company did not issue any shares of its Voting Common Stock. The Company repurchased 13,927 shares of its Voting Common Stock during fiscal 2013.

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

In fiscal 2013, the Company purchased and retired approximately 2.0 million shares of its Non-Voting Common Stock under the current authorization. Approximately 1.9 million additional shares may be repurchased under the current authorization as of October 31, 2013.

16.	Non-operating Income (Expense)

The components of non-operating income (expense) for the years ended October 31, 2013, 2012 and 2011 were as follows:

(in thousands)	2013	2012	2011
Non-operating income (expense):
Interest and other income	$6,514	$7,922	$7,508
Net gains (losses) on investments and derivatives	(8,154)	10,957	11,926
Net foreign currency losses	(873)	(462)	(26)
Gains (losses) and other investment income, net	(2,513)	18,417	19,408
Interest expense	(33,708)	(33,930)	(33,652)
Loss on extinguishment of debt	(52,996)	-	-

Other income (expense) of consolidated
CLO entities:
Interest income	21,966	22,058	21,116
Net gains (losses) on bank loans,
other investments and note obligations	(7,151)	22,648	(38,153)
Gains (losses) and other investment income, net	14,815	44,706	(17,037)
Interest expense	(19,152)	(18,447)	(13,575)
Total non-operating income (expense)	$(93,554)	$10,746	$(44,856)

17.	Income Taxes

The provision for income taxes for the years ended October 31, 2013, 2012 and 2011 consists of the following:

(in thousands)	2013	2012	2011
Current:
Federal	$121,373	$134,027	$88,051
State	29,816	19,836	13,925
Deferred:
Federal	(6,347)	(9,861)	48,091
State	(946)	(1,617)	6,777
Total	$143,896	$142,385	$156,844

Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows:

(in thousands)	2013	2012

Deferred tax assets:
Stock-based compensation	$70,189	$73,467
Deferred rent	4,615	4,807
Differences between book and tax bases of investments	5,945	-
Compensation and benefit expense	5,143	3,800
Federal benefit of unrecognized state tax benefits	352	3,545
Unrealized net holding losses on investments	502	-
Unrealized losses on derivative instruments	-	772
Other	533	192
Total deferred tax asset	$87,279	$86,583

Deferred tax liabilities:
Deferred sales commissions	$(6,832)	$(7,376)
Compensation and benefit expense	(198)	(5,560)
Differences between book and tax bases of goodwill and intangibles	(17,692)	(15,818)
Unrealized net holding gains on investments	-	(3,303)
Unrealized gains on derivative instruments	(417)	-
Differences between book and tax bases of property	(1,001)	(3,268)
Differences between book and tax bases of investments	-	(24)
Total deferred tax liability	$(26,140)	$(35,349)
Net deferred tax asset	$61,139	$51,234

No valuation allowance has been recorded for deferred tax assets, reflecting management’s belief that all deferred tax assets will be utilized.

The following table reconciles the Company’s effective tax rate from the U.S. federal statutory tax rate to such amount for each of the years ended October 31, 2013, 2012 and 2011:

	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
State and local income tax, net of federal income tax benefit	3.3	3.0	3.6
Non-controlling interest	(1.2)	(3.6)	1.6
Stock-based compensation	0.8	0.8	0.8
State audit settlement	1.9	-	-
Other	0.2	0.1	0.1
Effective income tax rate	40.0%	35.3%	41.1%

The exercise of non-qualified stock options resulted in a reduction of taxes payable of approximately $20.6 million, $8.6 million and $7.0 million for the years ended October 31, 2013, 2012 and 2011, respectively. Such benefit has been reflected as a component of shareholders’ equity.

The changes in gross unrecognized tax benefits, excluding interest and penalties, for the years ended October 31, 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Beginning Balance	$9,538	$9,474	$9,474
Additions for tax provisions of prior years	324	31	-
Additions based on tax provisions related to current year	55	33	-
Reductions for settlements with taxing authorities	(8,752)	-	-
Lapse of statute of limitations	(308)	-	-
Ending Balance	$857	$9,538	$9,474

The total amount of unrecognized tax benefits as of October 31, 2013, 2012 and 2011 that, if recognized, would impact the effective tax rate is $0.9 million, $9.5 million and $9.5 million, respectively.

In the years ended October 31, 2013, 2012 and 2011, the Company recognized $0.2 million, $(0.1) million and $0.2 million, respectively, in interest and penalties in its income tax provision. Accrued interest and penalties, which are included as a component of unrecognized tax benefits, totaled $0.5 million, $0.9 million and $1.0 million at October 31, 2013, 2012 and 2011, respectively.

The Company believes that it is reasonably possible that approximately $0.6 million of our currently remaining unrecognized tax benefits, each of which are individually insignificant, may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with state taxing authorities.

The Company considers the undistributed earnings of its Canadian subsidiary as of October 31, 2013 to be indefinitely reinvested in foreign operations, and, accordingly, no U.S. income taxes have been provided thereon. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $9.4 million as of October 31, 2013.  The unrecognized deferred income tax asset on this temporary difference is estimated to be $1.1 million.

The Company is currently under audit by several states. The tax authority of one state previously provided the Company with draft work papers challenging a tax position in the Company’s previously filed tax returns. During fiscal year 2013, the state’s tax authority and the Company agreed to settle all matters relating to the tax authority's audit of the fiscal years ended October 31, 2004 through October 31, 2009 in exchange for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense in fiscal 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010; however, the Company is currently under audit by several states and has extended the statute of limitations for fiscal years 2007-2009 to enable these states to complete their audits.

18.	Non-controlling and other Beneficial Interests

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

Redeemable non-controlling interest at other than fair value

Redeemable non-controlling interests at other than fair value consist of interests in the Company’s majority-owned subsidiaries retained by selling shareholders at the time of acquisition. The Company’s purchase of remaining non-controlling interests, which are not subject to mandatory redemption, is predicated on the exercise of a complex series of puts held by non-controlling interest holders of each subsidiary and calls held by the Company. The puts provide non-controlling interest holders the right to require the Company to purchase these retained interests at specific intervals over time, while the calls provide the Company the right to require the non-controlling interest holders to sell their retained equity interests to the Company at specific intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to timing of any non-controlling interest purchase in the future. The value assigned to the purchase of a non-controlling interest is based, in each case, on a multiple of earnings before interest and taxes of the subsidiary at specified points in the future. As a result, these interests are considered redeemable at other than fair value and changes in the redemption value of these interests are recognized in net income attributable to non-controlling and other beneficial interests. Net income attributable to non-controlling and other beneficial interests in fiscal 2013, 2012 and 2011 reflects an increase of $24.3 million, $19.9 million and $30.2 million, respectively, in the estimated redemption value of redeemable non-controlling interests. Any future payments made to the non-controlling interest holders of our majority-owned subsidiaries upon execution of the puts and calls described above will reduce temporary equity.

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

The components of net income attributable to non-controlling and other beneficial interests for the years ended October 31, 2013, 2012 and 2011 were as follows:

(in thousands)	2013	2012	2011
Consolidated funds	$(4,095)	$(4,353)	$(5,319)
Majority-owned subsidiaries	(16,620)	(14,518)	(11,670)
Non-controlling interest value adjustments(1)	(24,320)	(19,866)	(30,216)
Consolidated CLO entities	8,450	(22,566)	34,533
Net income attributable to non-controlling and other beneficial interests	$(36,585)	$(61,303)	$(12,672)

(1)	Relates to non-controlling interests redeemable at other than fair value.

19.	Comprehensive Income

During the years ended October 31, 2013, 2012 and 2011, the Company reclassified gains (losses) of $5.7 million, $(0.1) million and $0.6 million, respectively, from other comprehensive income (loss) to net income as gains and losses were realized on the sale of available-for-sale securities.

The components of accumulated other comprehensive income (loss), net of taxes, at October 31, 2013 and 2012 are as follows:

(in thousands)	2013	2012
Unamortized net gains (losses) on derivative instrument, net of income taxes	$648	$(1,424)
Net unrealized holding gains on available-for-sale investments, net of income taxes	4,504	5,461
Foreign currency translation adjustments, net of income taxes	(5,329)	(114)
Total accumulated other comprehensive income (loss)	$(177)	$3,923

20.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the years ended October 31, 2013, 2012 and 2011 using the two-class method:

(in thousands, except per share data)	2013	2012	2011
Net income attributable to Eaton Vance Corp. shareholders	$193,841	$203,465	$214,902
Less: Allocation of earnings to participating restricted shares	7,124	5,676	4,597
Net income available to common shareholders	$186,717	$197,789	$210,305
Weighted-average shares outstanding – basic	116,597	112,359	115,326
Incremental common shares	5,847	2,767	4,649
Weighted-average shares outstanding – diluted	122,444	115,126	119,975
Earnings per share:
Basic	$1.60	$1.76	$1.82
Diluted	$1.53	$1.72	$1.75

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 3.0 million, 14.9 million, and 12.1 million for the years ended October 31, 2013, 2012 and 2011, respectively.

21.	Commitments and Contingencies

In the normal course of business, the Company enters into agreements that include indemnities in favor of third parties, such as engagement letters with advisors and consultants, information technology agreements, distribution agreements and service agreements.  In certain circumstances, these indemnities in favor of third parties relate to service agreements entered into by investment funds managed and/or advised by EVM or Boston Management and Research, both wholly owned subsidiaries of the Company. The Company has also agreed to indemnify its directors, officers and employees in accordance with the Company’s Articles of Incorporation, as amended. Certain agreements do not contain any limits on the Company’s liability and, therefore, it is not possible to estimate the Company’s potential liability under these indemnities. In certain cases, the Company has recourse against third parties with respect to these indemnities. Further, the Company maintains insurance policies that may provide coverage against certain claims under these indemnities.

The Company and its subsidiaries are subject to various legal proceedings. In the opinion of management, after discussions with legal counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

In fiscal 2013, Company committed to invest approximately $8.1 million in a consolidated CLO entity that had not yet closed as of October 31, 2013. As described in Note 9, the consolidated CLO entity issued senior and subordinated notes on November 13, 2013, at which time the Company funded the $8.1 million.

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $14.2 million of the total $15.0 million of committed capital at October 31, 2013. The Company anticipates the remaining $0.8 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased, as part of its corporate hedging program. As of October 31, 2013 the Company has $0.7 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

The Company leases certain office space and equipment under non-cancelable operating leases. The office space leases expire over various terms that extend through 2034. Certain of the leases contain renewal options. The lease payments are recognized on a straight-line basis over the non-cancelable term of each lease plus any anticipated extensions. Rent expense under these leases in fiscal 2013, 2012 and 2011 amounted to $20.0 million, $20.5 million and $20.1 million, respectively. Future minimum lease commitments are as follows:

Year Ending October 31,

(in thousands)	Amount(1)
2014	$20,921
2015	20,703
2016	19,407
2017	19,193
2018	18,765
2019 – thereafter	277,009
Total	$375,998

(1) Future minimum lease payments have not been reduced by minimum sublease rentals of $2.3 million due in the future.

The Company subleases certain office space under operating leases that expire over various terms. The sublease payments are recognized on a straight-line basis over the non-cancelable term of the sublease. Rental income under these subleases amounted to $1.0 million in fiscal 2013 and $1.3 million for fiscal year 2012 and 2011, respectively. Future minimum rental payments to be received under the subleases are as follows:

Year Ending October 31,

(in thousands)	Amount
2014	$1,002
2015	976
2016(1)	291
Total	$2,269

(1) There are no future minimum lease payments due to the Company in future periods.

Other commitments and contingencies include future payments to be made upon the exercise of puts and calls of non-controlling interests in Atlanta Capital and Parametric Risk Advisors, as well as the contingent payments to be made to the selling shareholders of TABS as more fully described in Note 11. In addition, the Company may be obligated to make future contingent payments to Hexavest upon Hexavest achieving certain revenue thresholds in the twelve months ended August 31, 2014, as more fully described in Note 5.

22.	Related Party Transactions

Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the years ended October 31, 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Investment advisory and administrative fees	$828,441	$744,351	$768,430
Distribution fees	80,073	80,920	92,770
Service fees	126,560	126,345	144,530
Shareholder services fees	2,522	2,411	2,188
Other revenue	1,211	-	-
Total	$1,038,807	$954,027	$1,007,918

For the years ended October 31, 2013, 2012 and 2011, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $9.6 million, $8.8 million and $13.0 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) from investments in sponsored funds classified as available-for-sale for the years ended October 31, 2013, 2012 and 2011 are as follows:

(in thousands)	2013	2012	2011
Proceeds from sales	$62,263	$60,726	$61,866
Net realized gains (losses)	5,742	(92)	586

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the years ended October 31, 2013, 2012 and 2011, expenses of $23.9 million, $18.9 million and $16.0 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at October 31, 2013 and 2012 are receivables due from sponsored funds of $94.0 million and $84.4 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2014. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.1 million and $4.2 million at October 31, 2013 and 2012, respectively.

23.	Regulatory Requirements

The Company is required to maintain net capital in certain regulated subsidiaries within a number of jurisdictions. Such requirements may limit the Company’s ability to make withdrawals of capital from these subsidiaries.

EVD, a wholly owned subsidiary of the Company and principal underwriter of the Eaton Vance Funds, is subject to the Securities and Exchange Commission uniform net capital rule, which requires the maintenance of minimum net capital. For purposes of this rule, EVD had net capital of $31.8 million, which exceeds its minimum net capital requirement of $3.5 million at October 31, 2013. The ratio of aggregate indebtedness to net capital at October 31, 2013 was 1.66-to-1.

At October 31, 2013, the Company was required to maintain net capital in certain other regulated subsidiaries. The Company was in compliance with all applicable regulatory minimum net capital requirements.

24.	Concentrations of Credit Risk and Significant Relationships

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents held. The Company maintains cash and cash equivalents with various financial institutions. Cash deposits maintained at a financial institution may exceed the federally insured limit.

During the fiscal years ended October 31, 2013 and 2012, there were no portfolios and related funds that provided over 10 percent of the total revenue for the Company. During the fiscal year ended October 31, 2011, the Company’s Large Cap Value Portfolio and related funds provided approximately 10.1 percent of total revenue in the form of investment advisory and administrative fees, underwriting commissions, distribution plan payments and service fees.

25.	Comparative Quarterly Financial Information (Unaudited)

	2013
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$318,517	$331,692	$350,361	$356,933	$1,357,503
Operating income	$100,680	$108,070	$118,850	$125,407	$453,007
Net income attributable to Eaton Vance Corp. shareholders	$49,805	$63,681	$23,203	$57,152	$193,841
Earnings per Share:
Basic	$0.39	$0.53	$0.19	$0.47	$1.60
Diluted	$0.38	$0.50	$0.18	$0.45	$1.53

	2012
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year

Total revenue	$295,606	$304,770	$298,771	$309,889	$1,209,036
Operating income	$92,820	$98,811	$95,016	$106,345	$392,992
Net income attributable to Eaton Vance Corp. shareholders	$47,271	$52,870	$50,206	$53,118	$203,465
Earnings per Share:
Basic	$0.41	$0.46	$0.44	$0.46	$1.76
Diluted	$0.40	$0.44	$0.43	$0.45	$1.72

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the accompanying consolidated balance sheets of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Eaton Vance Corp. and subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 20, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of October 31, 2013, our disclosure controls and procedures were effective.

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

Management has evaluated the effectiveness of internal control over financial reporting as of October 31, 2013 in relation to criteria described in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the financial statements that are included in this annual report and expressed an opinion thereon. Deloitte & Touche LLP has also expressed an opinion on the effectiveness of internal control over financial reporting as of October 31, 2013. This Report appears on page 132.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eaton Vance Corp.:

We have audited the internal control over financial reporting of Eaton Vance Corp. and subsidiaries (the “Company”) as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended October 31, 2013 of the Company and our report dated December 20, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 20, 2013

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of each of our directors, executive officers and certain other significant employees at October 31, 2013:

Name	Age	Position

Thomas E. Faust Jr.	55	Chairman of the Board, Chief Executive Officer and President
Ann E. Berman	61	Director
Leo I. Higdon, Jr.	67	Director
Dorothy E. Puhy	62	Director
Duncan W. Richardson	56	Director, Executive Vice President and Chief Equity Investment Officer
Winthrop H. Smith, Jr.	64	Director
Richard A. Spillane, Jr.	62	Director
Jeffrey P. Beale	57	Vice President and Chief Administrative Officer
Laurie G. Hylton	47	Vice President, Chief Financial Officer and Chief Accounting Officer
Frederick S. Marius	50	Vice President, Secretary and Chief Legal Officer
Payson F. Swaffield	57	Vice President and Chief Income Investment Officer
Matthew J. Witkos	47	President of Eaton Vance Distributors, Inc.

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

Based on Mr. Faust’s extensive business and investment experience and position as the Company’s Chief Executive Officer, the Company’s Board of Directors concluded that Mr. Faust should serve as a Director of Eaton Vance Corp.

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

Ms. Berman’s extensive financial experience, including that of Chief Financial Officer at Harvard University, led the Company’s Board of Directors to conclude that Ms. Berman should serve as a director of Eaton Vance Corp.

Mr. Higdon has served as a Director of the Company since January 2000. He is lead independent Director and serves as a member of the Compensation and Executive Committees established by the Company’s Board of Directors. Mr. Higdon has served as the President of Connecticut College since June 2006. Mr. Higdon served as the President of the College of Charleston from September 2001 to June 2006. Mr. Higdon has also been a Director of HealthSouth Corporation since 2004.

Mr. Higdon’s extensive leadership experience at Connecticut College and the College of Charleston provides him with valuable insight on running large organizations. This experience led the Company’s Board of Directors to conclude he should serve as a director of Eaton Vance Corp.

Ms. Puhy has served as a Director of the Company since April 2006. She serves as a member of the Audit Committee and is Chairwoman of the Nominating and Governance Committee established by the Company’s Board of Directors. Ms. Puhy has served as Chief Financial Officer of Dana-Farber Cancer Institute, Inc. since March 1994 and Executive Vice President and Chief Operating Officer since July 2012. Ms. Puhy has also been a Director of Abiomed, Inc. since 2003, where she is currently lead independent Director and Chair of the Audit Committee. Ms. Puhy has served a Director of Blue Cross Blue Shield of Massachusetts since September 2012.

Ms. Puhy’s extensive experience in the areas of finance, strategic planning and business development at Dana-Farber Cancer Institute, Inc., as well as her position as Executive Vice President and Chief Financial Officer, led the Company’s Board of Directors to conclude that Ms. Puhy should serve as a director of Eaton Vance Corp.

Mr. Richardson served as a Director of the Company from January 2008 to October 31, 2013. He was Executive Vice President of the Company from January 2006 to October 31, 2013 and Chief Equity Investment Officer from November 2001 to October 31, 2013. He was Senior Vice President of the Company from October 2000 to January 2006 and a Vice President of the Company from January 1990 to October 2000. Mr. Richardson served as a member of the Executive and Management Committees established by the Company’s Board of Directors. Mr. Richardson resigned his positions as Director, Executive Vice President and Chief Equity Investment Officer effective October 31, 2013 and retired from the Company on November 4, 2013.

Mr. Smith has served as a Director of the Company since April 2004. He is Chairman of the Compensation Committee and serves as a member of the Nominating and Governance and Audit Committees established by the Company’s Board of Directors. Mr. Smith has served as Chairman of WHS Holdings, LLC, a private investment firm, since June 2002. Mr. Smith has also been a Director of AGF Management Ltd. since 2002. He was formerly an Executive Vice President of Merrill Lynch & Co.

Mr. Smith’s financial and leadership experience at Merrill Lynch & Co. provided him with valuable insights on running a large, complex financial services company with diverse worldwide operations. The Board concluded that Mr. Smith should serve as a member of the board of Eaton Vance Corp. for those reasons.

Mr. Spillane has served as a Director of the Company since April 2009. He serves as a member of the Nominating and Governance and Compensation Committees established by the Company’s Board of Directors. Mr. Spillane has been an Adjunct Professor at Babson College since 2008. Mr. Spillane served as President of Strategic Advisors Inc., a Registered Investment Advisor subsidiary of Fidelity Investments, from 2005 to 2007.

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

Ms. Hylton has served as Chief Financial Officer of the Company since March 2012. Ms. Hylton has been a Vice President of the Company since June 1994 and the Chief Accounting Officer of the Company since October 1997. She was the Internal Auditor of the Company from June 1994 to October 1997. Ms. Hylton is a member of the Company’s Management Committee.

Mr. Swaffield has been a Vice President of the Company since August 1990 and the Chief Income Investment Officer of the Company since November 2007. Mr. Swaffield is a member of the Company’s Management Committee.

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

Mr. Witkos has served as President of Eaton Vance Distributors, Inc. since May 2007. Mr. Witkos is a member of the Company’s Management Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file forms reporting their affiliation with the Company and reports of ownership and changes in ownership of the Company’s equity securities with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”). These persons and entities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based on a review of the copies of such reports furnished to us and representations from certain reporting persons that no reports were required, all Section 16(a) filing requirements applicable to such individuals were complied with for fiscal 2013.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics for Directors, Officers and Employees that complies with the criteria provided in NYSE rules. The Code of Conduct and Business Ethics is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer and complies with the criteria provided in SEC rules. The Code of Ethics for Principal Executive and Senior Financial Officers is available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260.

We intend to post on our website, www.eatonvance.com, all disclosures that are required by law or NYSE listing standards concerning any amendments to, or waivers from, any provision of our Codes of Ethics.

CORPORATE GOVERNANCE AND INFORMATION ABOUT OUR BOARD AND ITS COMMITTEES

We have memorialized our governance practices in our corporate governance guidelines and the charters of the three functional committees of our Board of Directors. The governance guidelines and charters are intended to ensure that our Board will have the necessary authority and practices in place to review and evaluate our business operations and to make decisions independent of the Company’s management. Our governance guidelines also are intended to align the interests of our Directors and management with those of the Company’s shareholders. Our governance guidelines establish the practices our Board will follow with respect to Board composition and selection, Board meetings and the involvement of senior management, Chief Executive Officer performance evaluation, succession planning, Board committees and independent Director compensation. Our Board annually conducts a self-evaluation to assess compliance with our governance guidelines and identify opportunities to improve Board performance.

Our governance guidelines and committee charters are reviewed periodically and updated as necessary to reflect changes in regulatory requirements and evolving oversight practices. Our governance guidelines were adopted by our Board effective October 31, 2004 to, among other things, comply with corporate governance requirements contained in the NYSE listing standards and make other enhancements to our Company’s corporate governance policies, including creating the role of lead independent Director. Leo I. Higdon, Jr. serves as the lead independent Director. The lead independent Director is responsible for coordinating the activities of our non-management Directors, coordinating with our Chairman to set the agenda for Board meetings, chairing meetings of our non-management Directors, and leading our Board’s performance evaluation of our Chief Executive Officer. Our Board has three functional committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. The Board of Directors also maintains an Executive Committee consisting, as of October 31, 2013, of Mr. Faust as Chairman, Chief Executive Officer and President, Mr. Richardson as Executive Vice President and Chief Equity Investment Officer and Mr. Higdon as lead independent Director. The Executive Committee may act on behalf of the Board of Directors during circumstances that prevent the full Board from meeting, but is otherwise inactive. Our governance guidelines, as well as the charter for each functional committee of our Board, are available on our website at www.eatonvance.com or by calling Investor Relations at 617-482-8260. In accordance with NYSE rules, we may also make disclosure of the following on our website:

•	The identity of the presiding Director at meetings of independent Directors;
•	The method for interested parties to communicate directly with the lead independent Director or independent Directors as a group;
•	The identity of any member of our Audit Committee who also serves on the audit committees of more than three public companies and a determination by our Board that such simultaneous service will not impair the ability of such member to effectively serve on our Audit Committee; and
•	Contributions by us to any tax-exempt organization in which an independent Director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year exceeded the greater of $1 million or 2 percent of such tax exempt organization’s consolidated gross revenues.

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

The Compensation Committee consists of Winthrop H. Smith, Jr., Leo I. Higdon, Jr., Ann E. Berman and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”) and a “non-employee director” for purposes of Section 16b-3 of the Securities Exchange Act of 1934.

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

The Nominating and Governance Committee of our Board of Directors consists of Dorothy E. Puhy, Winthrop H. Smith, Jr., Ann E. Berman, and Richard A. Spillane, Jr. Ms. Puhy serves as Chairwoman. Each member of our Nominating and Governance Committee is independent as defined under the rules of the NYSE.

Risk Management

Our Board of Directors has oversight responsibility for risk management. Our Board focuses its oversight on significant risks facing our Company, which include performance, operational, market, financial, legal and compliance risks. Our Board receives regular updates from senior members of management including our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer. In addition, our Director of Internal Audit and Chief Compliance Officers provide regular updates to our Board.

In evaluating market risk, it is important to note that most of our revenue is based on the market value of assets under management. In light of this, management believes a key consideration in overseeing market risk is a detailed review of the overall performance of managed funds and accounts. At each Board meeting, members of senior management, including our Chief Executive Officer, provide updates on the overall performance of our funds, including detailed reports and analysis of the market performance of the funds. The updates also include information related to sales and redemptions of managed funds and accounts.

Our Audit Committee is responsible for monitoring and reviewing our Company’s policies and procedures relating to the financial reporting process, including internal controls. Our Audit Committee oversees our Company’s internal audit function, work performed by our Company’s independent registered public accounting firm and our Company’s compliance with related legal and regulatory requirements. Our Audit Committee performs these tasks by receiving regular reports from our Chief Legal Officer, Chief Financial Officer and the Director of Internal Audit, as well as updates from our Company’s independent registered public accounting firm. Throughout the year, our Audit Committee also meets in executive session with our Company’s independent registered public accounting firm.

The Company maintains an Enterprise Risk Management Committee, which focuses on risk assessment and mitigation. The Company performs an annual enterprise risk assessment, which is reviewed with the members of the Enterprise Risk Management Committee and the Board of Directors.

The Company also maintains a Compliance Department. The Compliance Department’s primary responsibility is to ensure that the Company’s compliance and ethical standards are maintained by establishing and enforcing policies and procedures reasonably designed to prevent violation of federal securities laws and regulations. The Compliance Department reports to the Audit Committee on a regular basis.

The Company also maintains an Internal Audit Department, which is headed by the Director of Internal Audit. The function of the Company’s Internal Audit Department is to provide an internal assessment of business processes. Our Internal Audit Department also works with the Company’s business units to better allow such units to assess and monitor risk relating to their business processes. The Director of Internal Audit reports directly to the Audit Committee.

The Company believes that the division of risk management responsibilities described above is an effective approach for addressing the risks facing the Company and that our Board committee structure supports this approach.

Shareholder Communications to the Board

Interested parties may contact any individual Director, the lead independent Director, or the Board of Directors as a group to report any matters of concern by sending a letter to the address listed below. Each communication should specify the applicable addressee or addressees to be contacted as well as the general topic of the communication. The letter will be reviewed first by a non-management Director, and parties may specify if they want only the non-management Directors, and not the full Board of Directors, to see the letter.

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

Compensation opportunities in excess of base salary for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three most highly compensated officers in any given year (collectively the “named executive officers”) are based on measurable goals for the Company. Targeted total compensation is designed to be competitive and is benchmarked against our peer group. Our emphasis is on total compensation and pay for performance. As a result, determination of total compensation attempts to take into consideration the overall performance of the Company as well as the individual performance of the named executive officer. While the Company does not establish explicit targeted total compensation levels relative to our peer group, the Company does benchmark compensation for named executive officers against executive officers of peer group companies. Base compensation of our named executive officers is typically benchmarked against median peer group base compensation, while total cash compensation is typically benchmarked against 75th percentile peer group total compensation. All of our named executive officers are employed at will, without employment or severance payment agreements.

In the first quarter of each fiscal year, our CEO presents a set of corporate goals and objectives for the upcoming year to our Board of Directors (the “Board”). Some of the goals and objectives are consistent from year-to-year while others may vary, reflecting known initiatives to be undertaken in the current year. In fiscal 2013, the Compensation Committee of our Board (the “Committee”) considered the Company’s success in light of the following goals and objectives:

•	Maintain favorable investment performance across a range of investment strategies;
•	Achieve mid-single-digit internal growth;
•	Maintain stable financial condition and fiscal discipline;
•	Advance commercialization of exchange-traded managed funds; and
•	Continue to build the record and reputation of Eaton Vance as an industry leader.

Individual performance is evaluated based on the executive’s role in achieving these goals and objectives and adherence to our core values. Our core values consist of the following:

•	Integrity
•	Professionalism
•	Teamwork
•	Client focus
•	Creativity/adaptability
•	Excellence

In considering the performance of the Company and its named executive officers in fiscal 2013, the Committee noted the following:

•	We achieved 12 percent internal growth.
•	We reached new record highs in consolidated assets under management, revenue and adjusted earnings per diluted share.
•	We introduced twelve new funds during the year to take advantage of our expanding investment capabilities and to support a broader market position. Included within the twelve new funds were two new closed-end funds.
•	Our Parametric subsidiary acquired The Clifton Group Investment Management Company (“Clifton”), a provider of futures- and options-based overlay services and risk management solutions for institutional investors based in Minneapolis, Minnesota. Since the acquisition, the managed assets of Clifton have increased from $34.8 billion to $45.6 billion on October 31, 2013.
•	We issued $325 million of 3.625 percent 2023 Senior Notes and retired $250 million of outstanding 6.5 percent 2017 Senior Notes, which stages the maturity dates of our long-term debt and will reduce future interest expense.
•	We filed initial and amended exemptive order applications with the SEC seeking approval to launch exchange-traded managed funds.
•	Holders of the Company’s Non-Voting Common Stock realized a total return of 57 percent, nearly twice the return over the same period of the S&P 500 Index, a U.S. equity market benchmark.

The Committee did not assign specified weights to any of these factors.

Compensation Setting Process

Role of our Compensation Committee

The Committee has overall responsibility for evaluating and approving the structure, operation and effectiveness of our compensation plans, policies and programs for all employees. The Committee consists of Ann E. Berman, Leo I. Higdon, Jr., Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Smith serves as Chairman. Each member of the Committee is an independent director as defined under the rules of the NYSE and the SEC, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934. The Committee is specifically charged with the following:

•	To review and approve the corporate goals and objectives relevant to the compensation of our CEO, to evaluate our CEO’s performance in light of these goals and objectives and, based on this evaluation, make recommendations to the Board for the independent Directors to approve the CEO’s compensation level (including any long-term incentive or other compensation under any incentive-based or equity-based compensation plan);

•	To review management’s recommendations and make recommendations to the Board with respect to Director and other non-CEO executive officer compensation above certain limits established by the Board, provided, however, that the Committee shall have full decision-making powers with respect to compensation intended to be performance-based compensation within the meaning of Section 162(m) of the Internal Revenue Code;
•	To retain compensation consultants as necessary or desirable to assist in their evaluation, including competitive benchmarking, of Director, CEO or senior executive compensation programs or arrangements. The Committee has authority to obtain advice and assistance from internal or external legal, accounting or other advisors;
•	To review management’s recommendations and make recommendations to the Board with respect to incentive-based cash compensation and equity-based compensation plans and programs that are subject to Board approval, and that may be applicable to all or any portion of the employees of the Company and/or its subsidiaries; and
•	To exercise all power and authority of the Board in the administration of our equity-based incentive compensation plans.

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

Role of Management

Our CEO evaluates all other named executive officers as part of our annual review process and makes recommendations to the Committee regarding all elements of executive compensation paid to them. Changes in executive compensation proposed by our CEO are based on the individual executive’s performance, the compensation of individuals with comparable responsibilities in competing or similar organizations, when the information is available and relevant, and Company profitability and other measures of our performance. At the Committee’s request, our CEO and other senior officers attend Committee meetings to provide compensation and other information to the Committee, including information regarding the design, implementation and administration of our compensation plans. The Committee also meets in executive sessions without the presence of any executive officer whose compensation the Committee is scheduled to discuss.

Use of Compensation Consultants in Determining Executive Compensation

The Committee’s Charter provides the Committee the authority to retain an independent outside executive compensation consulting firm to assist in evaluating our policies and practices regarding executive compensation and provide objective advice regarding the competitive landscape. In fiscal 2013, the Committee relied on third-party executive pay analyses obtained as described below and did not hire an external consultant to assist them in their evaluation of pay practices for our named executive officers.

Each year our Human Resources department obtains and summarizes an asset management industry executive pay analysis prepared by McLagan Partners, a compensation specialist focusing on the asset management industry. The companies in the McLagan Partners’ analysis include publicly traded asset managers and asset management subsidiaries of larger financial services firms with which we compete. Our peer group, as determined by our Board of Directors, consists of:

AllianceBernstein L.P.	Legg Mason
BlackRock Financial Management, Inc.	MFS Investment Management
Federated Investors, Inc.	Nuveen Investments
Franklin Templeton Investments	Putnam Investments
INVESCO PLC	T. Rowe Price Associates, Inc.
Janus Capital Group, Inc.

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

As part of our annual executive compensation review process in October 2013, our CEO, Executive Vice President, Chief Administrative Officer, Chief Financial Officer, Chief Legal Officer, Chief Investment Income Officer and the Director of Human Resources reviewed the results of this analysis with the Committee, highlighting market trends identified regarding the types of compensation offered to executive officers, the mix of compensation components and the relationship between company performance and executive pay. In executive session, the Committee reviewed our CEO’s pay in relation to total compensation and the Company’s net income and revenue.

Elements of Executive Compensation

Total compensation for our named executive officers is comprised of the following elements:

•	Base salary
•	Annual performance-based cash incentive awards
•	Long-term equity incentive awards
•	Retirement plan benefits
•	Nonqualified compensation plan benefits
•	Other benefits and perquisites

Base Salary

Base salaries for our named executive officers are intended to provide a fixed level of cash compensation that is appropriate given the executive’s role in the organization. Generally, base salaries are determined by 1) scope of responsibility and complexity of position, 2) performance history, 3) tenure of service, 4) internal equity within the Company’s salary structure, and 5) relative salaries of persons holding similar positions at companies within our designated peer group. In addition to other considerations, base salaries are designed to reward industry knowledge and experience. Base salaries are also reviewed at the time of promotion or significant change in job scope and responsibilities. In October 2012, the Committee made the determination not to increase the base salaries of named executive officers Thomas E. Faust Jr., Matthew J. Witkos and Duncan W. Richardson for fiscal 2013. In October 2012, the Committee made the determination to increase the base salaries of named executive officers Laurie G. Hylton and Payson F. Swaffield for fiscal 2013 by 7 percent and 4 percent, respectively, based upon an analysis of their performance, a review of internal equity and relative salaries of peer group managers with similar responsibilities and experience. Consistent with our desire to have the majority of total compensation paid to named executive officers at risk in the form of incentive compensation, 7 percent of our total current named executive officers’ compensation in fiscal 2013 (as defined in the Summary Compensation table) was paid in the form of base salaries.

Annual Performance-based Cash Incentive Awards

Our annual performance-based cash compensation awards for named executive officers are designed to advance the interests of the Company and its shareholders by linking the compensation of our senior executives to performance and the achievement of key financial goals in the current fiscal year. Annual performance-based compensation awards complement our long-term equity incentive plans, which are designed to reward performance over a multi-year period. A substantial portion of our named executive officers’ total compensation is in the form of annual performance-based cash compensation.

We maintain a performance-based incentive pool for all of our eligible officers, other than those officers who are compensated under sales-based incentive plans. The performance-based incentive pool covering the named executive officers and all bonus-eligible employees of Eaton Vance Management (“EVM”) and Eaton Vance Distributors, Inc. (“EVD”) is calculated each year as a substantially fixed percentage of our adjusted operating income, an internally derived non-GAAP performance measure, defined as operating income adjusted to exclude closed-end fund structuring fees and one-time payments, stock-based compensation, operating results of consolidated funds, any write-off of intangible assets or goodwill associated with our acquisitions and income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries, and adjusted to include the Company’s equity in net income of Hexavest (“adjusted operating income”). We believe that adjusted operating income is a key indicator of our ongoing profitability and therefore use this measure as the basis for calculating performance-based cash incentives for eligible officers. The performance-based incentive pool represents the pool of funds out of which executive officers, along with all other officers of EVM and EVD, are paid, but does not itself factor into the calculation of annual performance-based cash incentive awards for named executive officers as calculated under the Executive Performance-Based Compensation Plan as more fully described below. The Committee reviews analyses prepared by management annually as to the calculation of the performance-based incentive pool, historical trends, and the allocation of the pool among executive and non-executive officers.

Annual performance-based incentive awards paid to named executive officers under the Executive Performance-Based Compensation Plan are based upon the achievement of a specific performance target for the Company. The performance target is determined at the beginning of each performance period, taking into consideration the performance target of the prior year, forecasted future earnings and the requirements of Section 162(m) of the Internal Revenue Code. Once it is determined that the performance target has been met, the calculation of individual awards under the plan are determined. The Committee is responsible for determining eligibility for participation in the Executive Performance-Based Compensation Plan and will consider, but has no obligation to follow, recommendations from our CEO as to the designation of Executive Performance-Based Compensation Plan participants. The Committee is also responsible for determining the maximum award potential for each participant, the objective performance goal against which performance will be measured, certifying whether the performance goal has been met, and, ultimately, the percentage of the award potential to be paid to each participant upon goal achievement. The maximum award potential for each participant is generally set as a percentage of adjusted operating income achieved in excess of the performance target as defined above. Awards made under our Executive Performance-Based Compensation Plan are capped at $10.0 million for each Executive Performance-Based Compensation Plan participant in respect of each performance period. The actual award paid to a plan participant may consist of all or such portion of the award potential as the Committee in its sole discretion may determine. The Committee does not rely on predetermined formulas or weighted factors in determining whether to reduce the maximum award payable to participants or the extent to which the award should be reduced, but rather considers a number of factors relative to individual and overall Company performance. Historically, the Committee has exercised its discretion to reduce the awards paid to named executive officers and has not granted an incentive award to any named executive officer absent attainment of the relevant performance goal.

In October 2012, the Committee established the performance target for the twelve months ended September 30, 2013, which was the achievement of $108.0 million of adjusted operating income before the performance-based incentive pool. The Committee further established that named executive officers Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield, Matthew J. Witkos and Duncan W. Richardson were eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.5 percent and 3.5 percent, respectively, of adjusted operating income before the performance-based incentive pool in excess of that amount for that twelve-month period.

The Company recorded adjusted operating income before the performance-based incentive pool of $590.3 million for the twelve months ended September 30, 2013. Adjusted operating income for the period was calculated by adding $53.2 million of stock-based compensation, $85.5 million of expenses associated with the performance-based incentive pool, $1.9 million of operating results of consolidated funds, $4.6 million of non-recurring expenses related to closed-end fund offerings and $12.4 million of the Company’s equity in net income of Hexavest and subtracting $16.0 million of net income attributable to non-controlling and other beneficial interests of majority-owned operating subsidiaries from reported operating income of $448.7 million for the period. As a result, the maximum award potential for each named executive officer for the twelve months ended September 30, 2013 was calculated as a percentage of $482.3 million, which represents the difference between pre-incentive pool adjusted operating income of $590.3 million and the pre-established performance target of $108.0 million. The maximum award potential by this measure was $10.0 million for Mr. Faust, $7.2 million for Ms. Hylton and $10.0 million for Messrs. Swaffield, Witkos and Richardson.

Management provided the Board with a report related to the meeting of the pre-established performance targets, which included a description of the agreed-upon procedures performed by the Company’s Director of Compliance Testing relating to the calculation of the performance targets and the maximum award potential for each named executive officer under the plan. Based upon that and other information, the Board certified that the pre-established performance targets were met for the purpose of the plan and that the current named executive officers were eligible for maximum potential awards under the Executive Performance-Based Compensation Plan. The Committee then granted performance-based awards of $4.2 million, $1.3 million, $3.2 million, $2.7 million and $1.5 million to Mr. Faust, Ms. Hylton, and Messrs. Swaffield, Witkos, and Richardson, respectively, which amounts were less than the maximum award potential for each named executive officer.

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

The Committee continually evaluates various forms of long-term equity incentive compensation for our executive officers, including stock options, restricted stock awards and performance-based restricted stock awards. Each is awarded pursuant to the 2008 Omnibus Incentive Plan (the “2008 Plan”), as amended and restated, and the 2013 Omnibus Incentive Plan (the “2013 Plan”) which was approved on October 23, 2013 by our Board and Voting Shareholders. Potential restricted stock awards to named executive officers are subject to specific performance-based conditions that meet the requirements of Section 162(m) of the Internal Revenue Code.

Stock options, restricted stock and performance-based restricted stock awards are granted to employees, including named executive officers, at the regularly scheduled November meeting of the Committee, without regard to the timing of release of material information. The meeting is typically held on the first business day in November. Grants to new officers are generally made at the first Board meeting following the employee’s initial day of employment as detailed in his or her offer of employment. The option exercise price for all option grants is equal to the closing price of the Company’s Non-Voting Common Stock on the date of grant. Stock options and potential restricted stock awards for named executive officers are determined by the Committee after careful consideration of recommendations of management, an analysis of all payments to be made to each named executive officer, competitor information obtained through benchmarking surveys provided by an independent third-party compensation specialist and the Company’s success in light of the goals and objectives set at the beginning of the fiscal year. Such consideration includes subjective elements.

On November 1, 2012, the Committee recommended, and our Board approved, grants of options under the 2008 Plan to our named executive officers to purchase 595,287 shares of Non-Voting Common Stock (258,412, 20,861, 144,954, 111,369 and 59,691 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, Witkos and Richardson, respectively), representing 27 percent of all options awarded to employees on that date. The Committee, in determining the amount of each option grant, takes into account both targeted total compensation and targeted cash compensation. In addition, the Committee takes into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Stock options awarded to our current named executive officers are not awarded pursuant to specific performance-based conditions. Also on November 1, 2012, the Committee approved potential future awards to our named executive officers, subject to achieving certain performance conditions, of 189,880 shares of restricted Non-Voting Common Stock (80,400, 8,080, 45,860, 35,640 and 19,900 for Mr. Faust, Ms. Hylton and Messrs. Swaffield, Witkos and Richardson, respectively), representing 13 percent of all restricted stock awards on that date. The performance condition for these potential awards was that the Company have at least $108.0 million in adjusted operating profits in one or more of the following five annual performance periods. These awards were granted on November 1, 2013, based upon the satisfactory attainment of the performance objective for the twelve-month period ended September 30, 2013.

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

Non-qualified Compensation Plans

Certain of our named executive officers participate in the Company’s unfunded, non-qualified Supplemental Profit Sharing Retirement Plan, which was designed to allow certain key employees to receive profit sharing contributions in excess of the amounts allowed under the Eaton Vance Management Profit Sharing Retirement Plan. Participation in the Supplemental Profit Sharing Retirement Plan has been frozen and is restricted to employees who qualified as participants on November 1, 2002. We did not make any contributions to the plan in fiscal 2013. Participants in the Supplemental Profit Sharing Retirement Plan continue to earn investment returns on their balances commensurate with those earned in the employer-directed portion of the Eaton Vance Profit Sharing and Savings Plan.

Certain of our named executive officers also participate in the Company’s Stock Option Income Deferral Plan, an unfunded, non-qualified plan intended to permit key employees to defer recognition of income upon exercise of non-qualified stock options previously granted by the Company. In fiscal 2013, none of our named executive officers elected to defer recognition of income upon exercise of non-qualified stock options pursuant to the Stock Option Income Deferral Plan. Income earned on balances in the Stock Option Income Deferral Plan is directly tied to dividend income on the underlying shares of the Company’s Non-Voting Common Stock.

Neither of the plans described above offers preferential above-market earnings. Additional information about these plans, including aggregate earnings and aggregate balances at the end of fiscal 2013 for each of our named executive officers, is included in the table under the heading “Non-Qualified Deferred Compensation.”

Other Benefits and Perquisites

As a general rule, we do not provide significant perquisites or other personal benefits to our named executive officers. Our named executive officers are entitled to participate in benefit programs that entitle them to medical, dental, life (up to $500,000 coverage for basic life insurance and up to an additional $200,000 coverage in supplemental life insurance) and long-term disability insurance coverage that is available to all our employees. In addition to the benefits available to all our employees, we provide executive health screening services and tax return preparation services to our named executive officers and certain other key employees. Dollar amounts associated with these items are set forth in the “All Other Compensation” column of the Summary Compensation table and related footnotes.

Our named executive officers are entitled to participate in the Company’s 1986 Employee Stock Purchase Plan, the 2013 Employee Stock Purchase Plan and the 2013 Nonqualified Employee Stock Purchase Plan (the “Employee Stock Purchase Plans”), the 1992 Incentive Plan – Stock Alternative and the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan (the “Incentive ESPP Plan”), on the same terms and conditions as other employees. The Employee Stock Purchase Plans permit eligible employees to direct up to a maximum of $12,500 per six-month offering period toward the purchase of Eaton Vance Corp. Non-Voting Common Stock at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period. The 1992 Incentive Plan – Stock Alternative permitted employees to direct up to half of their monthly and annual incentive performance awards toward the purchase of Non-Voting Common Stock at 90 percent of the average market price of the Non-Voting Common Stock for five business days subsequent to the end of the performance period. The Incentive ESPP permits employees to direct up to half of their monthly and annual incentive bonuses and commissions toward the purchase of Eaton Vance Corp. Non-Voting Common Stock on a quarterly basis at the lower of 90 percent of the market price of the Non-Voting Common Stock at the beginning or at the end of each offering period.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes a general limit on the amount that a public company may deduct for compensation in excess of $1,000,000 paid to the company’s named Chief Executive Officer and the three other most highly compensated officers (other than the chief financial officer). However, performance-based compensation that meets certain requirements is excluded from this limitation.

Our executive compensation plans allow the Company to grant awards that are intended to qualify for this exclusion, thereby permitting the full deductibility by the Company of compensation paid to our named executive officers under these plans. The Committee intends to pursue compensation strategies and programs designed to permit the Company to retain federal tax benefits while providing appropriate performance incentives to its executives. However, the Committee will not necessarily, or in all circumstances, limit executive compensation to that which is deductible under Section 162(m) of the Internal Revenue Code and has not adopted a policy requiring it to do so. In fiscal 2013, all compensation paid to our named executive officers was deductible by the Company.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with accounting principles generally accepted in the United States of America. As a result, stock-based compensation is measured based on the grant date fair value of the award and recognized over the applicable vesting period.

Employment Agreements and Provisions for Change of Control

Our named executive officers serve at the will of our Board and do not have individual employment, severance or change of control agreements. Significant elements of compensation, notably unvested stock options and restricted stock grants, are subject to forfeiture in the event that a named executive officer leaves the Company. Unvested stock options awarded prior to October 24, 2012 are not subject to forfeiture if a named executive officer retires consistent with our former retirement policy. Our equity incentive plan includes provisions that, in the event of a change in control of the Company, as defined in the plan, we may accelerate the vesting of awards for all plan participants.

Executive Compensation in Fiscal 2014

In October 2013, the Committee approved fiscal 2014 base salaries for our executive officers, including our named executive officers, with increases averaging 2 percent for our named executive officers.

In October 2013, the Committee approved the 2014 performance goals pursuant to which performance-based incentive awards may be granted to named executive officers under the Company’s Executive Performance-Based Compensation Plan. These awards will be based on our adjusted operating income before the performance-based incentive pool for the twelve months ending September 30, 2014, calculated in a manner similar to the awards granted for fiscal 2013. Based on the terms of their performance-based incentive awards, Thomas E. Faust Jr., Laurie G. Hylton, Payson F. Swaffield, Matthew J. Witkos and Jeffrey P. Beale will be eligible to earn 5.0 percent, 1.5 percent, 3.5 percent, 3.5 percent and 1.5 percent, respectively, of pre-incentive pool adjusted operating income in excess of $133.4 million for the twelve months ending September 30, 2014, subject to a maximum of $10.0 million per person.

On November 1, 2013, the Committee approved grants of options under the 2013 Omnibus Incentive Plan, (the “2013 Plan”) to our current named executive officers to purchase 507,140 shares of Non-Voting Common Stock (221,260, 32,240, 126,020, 91,760 and 35,860 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, Witkos and Beale, respectively), representing 30 percent of all options awarded to employees on that date. In determining the amount of each grant, the Committee took into consideration, among other factors, the existing share ownership of each named executive officer and prior year grant levels. Also on November 1, 2013, the Committee approved awards to our named executive officers, subject to achieving certain performance conditions, of 155,540 shares of restricted Non-Voting Common Stock (66,460, 10,700, 38,360, 28,260 and 11,760 for Mr. Faust, Ms. Hylton, and Messrs. Swaffield, Witkos and Beale, respectively), representing 15 percent of all restricted stock awards on that date. Restricted stock awards to named executive officers on November 1, 2013 were made with the performance-based condition that the Company has at least $133.4 million in adjusted operating profits in one or more of the following five annual performance periods for the restricted stock to be granted. The first performance period for the performance-based restricted stock awards ends on September 30, 2014.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Winthrop H. Smith, Jr., Chairman

Ann E. Berman

Leo I. Higdon, Jr.

Richard A. Spillane, Jr.

Summary Compensation

The following table summarizes the total compensation paid to or earned by our named executive officers in fiscal 2013, 2012 and 2011, respectively. Our current named executive officers’ aggregate base salaries accounted for approximately 7 percent of their total compensation in fiscal 2013 and 8 percent in both fiscal 2012 and 2011, while total cash compensation accounted for approximately 54 percent, 58 percent and 56 percent of their total compensation in fiscal 2013, 2012 and 2011, respectively. Columns for “Bonus” and “Change in Pension Value and Non-qualified Deferred Compensation Earnings” do not appear in the following table as they do not pertain to the Company.

Summary Compensation
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Thomas E. Faust Jr.
Chairman, Chief	2013	512,500	2,809,867	1,987,783	4,306,328	434,718	10,051,196
Executive Officer and	2012	512,500	2,069,455	2,026,412	3,674,813	173,668	8,456,848
President	2011	512,500	2,272,512	1,981,580	3,860,283	146,903	8,773,778
Laurie G. Hylton
Vice President and	2013	320,000	-	160,469	1,339,706	58,256	1,878,431
Chief Financial Officer (1)	2012	244,946	105,252	74,730	725,000	51,845	1,201,773
Payson F. Swaffield
Vice President and
Chief Income Investment	2013	384,000	1,301,400	1,115,030	3,283,465	187,390	6,271,285
Officer (2)	2012	370,000	-	931,256	2,784,650	85,221	4,171,127
Matthew J. Witkos
President of Eaton	2013	315,000	1,237,776	856,684	2,749,865	170,148	5,329,473
Vance Distributors,	2012	315,000	788,889	885,001	2,407,956	77,462	4,474,308
Inc.	2011	315,000	449,024	755,188	2,522,980	77,391	4,119,583
Duncan W. Richardson
Executive Vice
President and Chief	2013	384,000	1,297,351	459,161	1,536,218	266,246	3,942,976
Equity Investment	2012	384,000	1,268,537	928,182	1,534,542	127,160	4,242,421
Officer	2011	384,000	1,426,871	1,214,445	2,286,953	106,575	5,418,844

(1)	This table does not reflect compensation paid to or earned by Ms. Hylton for the fiscal year ended October 31, 2011, as Ms. Hylton was not a named executive officer during that fiscal year.

(2)	This table does not reflect compensation paid to or earned by Mr. Swaffield for the fiscal year ended October 31, 2011, as Mr. Swaffield was not a named executive officer during that fiscal year.

(3)	These figures represent the aggregate grant date fair value of stock awards. The grant date fair value of each award is calculated using the closing market price of the Company’s Non-Voting Common Stock on grant date less the par value of the Company’s Non-Voting Common Stock on grant date. With the exception of the award granted to Ms. Hylton in fiscal 2012, these figures represent awards granted upon the satisfactory achievement of certain performance objectives. There were no differences between the approved targeted awards and the ultimate number shares of restricted Non-Voting Common Stock granted under each Notice and Agreement.

(4)	These figures represent the aggregate grant date fair value of option awards. The grant date fair value of each award is calculated using the Black-Scholes option pricing model. The following assumptions were used in the calculation of fair value for the fiscal years indicated:

	2013	2012	2011
Dividend yield	2.8%	3.0%	2.4%
Volatility	36%	35%	34%
Risk-free interest rate	1.2%	1.6%	2.2%
Expected life of an option	7.1 years	7.2 years	7.3 years

(5)	These figures represent payments made pursuant to the Company’s Executive Performance-Based Compensation Plan earned in fiscal 2013, 2012 and 2011, which were paid in November 2013, 2012 and 2011, respectively. In fiscal 2014, Mr. Faust elected to have 10 percent of his fiscal 2013 annual performance-based cash incentive awards directed to the Incentive ESPP. In fiscal 2013, Mr. Faust elected to have 10 percent of his fiscal 2012 annual performance-based cash incentive awards directed to the 1992 Incentive Plan – Stock Alternative. In fiscal 2012, Messrs. Faust and Witkos elected to have 15 percent and 5 percent of their fiscal 2011 annual performance-based cash incentive awards directed to the 1992 Incentive Plan – Stock Alternative, respectively. In addition, the fiscal 2013 figures include $146,328, $14,706, $83,465, $64,865 and $36,218 for Mr. Faust, Ms. Hylton and Messrs. Swaffield, Witkos and Richardson, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2013, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2013, and the earnings were paid to award recipients in November 2013. The fiscal 2012 figures include $74,813, $34,650, $32,956 and $34,542 for Messrs. Faust, Swaffield, Witkos and Richardson, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during the year. The awards were granted on November 1, 2012, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2012, and the earnings were paid to award recipients in November 2012. The fiscal 2011 figures include $60,283, $22,980 and $36,953 for Messrs. Faust, Witkos and Richardson, respectively, representing earnings on the performance-based restricted stock awards equivalent to the dividends that would have been earned had the restricted shares been outstanding during fiscal 2011. The awards were granted on November 1, 2011, based upon the satisfactory attainment of the performance objectives for the twelve-month period ended September 30, 2011, and the earnings were paid to award recipients in November 2011. Reference is made to the Grants of Plan-Based Awards Table for the number of shares purchased under the 1992 Incentive Plan – Stock Alternative for each participant and for each fiscal year presented.

(6)	Set forth below is a breakdown of the amounts included in the column labeled, “All Other Compensation”:

		Profit Sharing Contribution	Savings Plan Contribution	1986 Employee Stock Purchase Plan Discounts	Tax Return Preparation	Other	Total
Name	Year	($)	($)	($)	($)	($)(a)	($)
Thomas E. Faust Jr.	2013	37,500	1,040	8,770	-	387,408	434,718
	2012	36,750	1,040	2,908	375	132,595	173,668
	2011	36,750	1,040	5,173	12,150	91,790	146,903
Laurie G. Hylton	2013	37,500	1,040	-	-	19,716	58,256
	2012	36,750	1,040	-	3,875	10,180	51,845
Payson F. Swaffield	2013	37,500	1,040	-	-	148,850	187,390
	2012	36,750	1,040	-	-	47,431	85,221
Matthew J. Witkos	2013	37,500	1,040	-	-	131,608	170,148
	2012	36,750	1,040	-	1,150	38,522	77,462
	2011	36,750	1,040	-	13,225	26,376	77,391
Duncan W. Richardson	2013	37,500	1,040	8,770	-	218,936	266,246
	2012	36,750	1,040	2,908	6,200	80,262	127,160
	2011	36,750	1,040	5,173	6,175	57,437	106,575

(a)	These figures include executive health screening services and dividends paid on unvested restricted shares for our named executive officers. In fiscal 2013, Mr. Faust, Ms. Hylton and Messrs. Swaffield, Witkos and Richardson received dividends paid on unvested restricted shares of $387,114, $19,422, $145,606, $131,314 and $216,592, respectively. In fiscal 2012, Mr. Faust, Ms. Hylton and Messrs. Swaffield, Witkos and Richardson received dividends paid on unvested restricted shares of $130,267, $9,902, $47,153, $36,644 and $79,984, respectively. In fiscal 2011, Messrs. Faust, Witkos and Richardson received dividends paid on unvested restricted shares of $89,596, $23,432 and $54,793, respectively.

Grants of Plan-Based Awards

The following table provides information concerning each plan-based award granted in fiscal 2013 to our named executive officers and other information regarding their grants.

Grants of Plan-Based Awards
			Estimated Future			Estimated Future
			Payouts Under Non-Equity			Payouts Under Equity
			Incentive Plan Awards			Incentive Plan Awards
Name	Grant Date	Notice and Agreement Date (1)	Threshold ($)	Target ($)(2)	Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)
Thomas E. Faust Jr.	11/1/2013	11/1/2012	-	4,160,000	10,000,000	-	80,400	-
Laurie G. Hylton	11/1/2013	11/1/2012	-	1,325,000	10,000,000	-	8,080	-
Payson F. Swaffield	11/1/2013	11/1/2012	-	3,200,000	10,000,000	-	45,860	-
Matthew J. Witkos	11/1/2013	11/1/2012	-	2,685,000	10,000,000	-	35,640	-
Duncan W. Richardson	11/1/2013	11/1/2012	-	1,500,000	10,000,000	-	19,900	-

Grants of Plan-Based Awards (continued)
Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)(6)(7)	Exercise or Base Price of Option Awards ($/Share)		Grant Date Fair Value of Stock and Option Awards ($)
Thomas E. Faust Jr.	11/1/2012	-		258,412	28.23	(7)	1,987,783
	11/1/2012	97,160	(4)	-	28.92		2,809,867
	11/19/2012	13,734	(5)	-	26.21		359,968
Laurie G. Hylton	11/1/2012	-		20,861	28.23	(7)	160,469
Payson F. Swaffield	11/1/2012	-		144,954	28.23	(7)	1,115,030
	11/1/2012	45,000	(4)	-	28.92		1,301,400
Matthew J. Witkos	11/1/2012	-		111,369	28.23	(7)	856,684
	11/1/2012	42,800	(4)	-	28.92		1,237,776
Duncan W. Richardson	11/1/2012	-		59,691	28.23	(7)	459,161
	11/1/2012	44,860	(4)	-	28.92		1,297,351

(1)	On November 1, 2012, the Company entered into an agreement with each named executive officer notifying each named executive officer of his or her eligibility to receive an award of restricted stock conditioned upon the achievement of certain performance objectives. On October 22, 2013, the Committee certified the achievement of the performance objectives for the current named executive officers and granted the awards on November 1, 2013.

(2)	Represents payment based on the attainment of specified performance objectives for the twelve-month period ended September 30, 2013.

(3)	Represents the potential awards of restricted Non-Voting Common Stock upon the achievement of specific performance objectives within the twelve months ended September 30, 2013.

(4)	Reflects the number of restricted stock grants awarded in fiscal 2013 under the 2008 Plan upon the satisfactory achievement of certain performance objectives related to the targeted award amounts related to the Notice and Agreement date of November 1, 2011. Awards vest 10% on the date of grant, 15% on the first anniversary, 20% on the second anniversary, 25% on the third anniversary and 30% on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. Restricted stock award recipients are entitled to dividends on all unvested shares from date of grant for awards granted prior to October 24, 2013. There were no differences between the approved targeted awards and the ultimate amount of restricted Non-Voting Common Stock granted on November 1, 2012 upon the Compensation Committee’s confirmation of the achievement of the performance agreements.

(5)	Reflects stock purchased in fiscal 2013 under the 1992 Incentive Plan – Stock Alternative with the allocated portion of the 2012 performance-based incentive award.

(6)	Reflects the number of stock options granted in fiscal 2013 under the 2008 Plan, which vest 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability, or a change in control of the Company as defined in the plan.

(7)	The number of shares subject to options and the exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan to reflect the effect of a $1.00 per share special dividend declared and paid in December 2012.

Outstanding Equity Awards at Fiscal Year-End 2013

The following tables reflect outstanding stock options and unvested restricted stock held by our named executive officers at October 31, 2013:

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($) (1)	Option Expiration Date
Thomas E. Faust Jr.	11/1/2004	279,907	-		21.43	11/1/2014
	11/1/2005	227,040	-		24.27	11/1/2015
	11/1/2006	215,975	-		29.39	11/1/2016
	11/1/2007	286,259	-		47.23	11/1/2017
	11/3/2008	170,761	73,184	(2)	21.46	11/3/2018
	11/2/2009	94,486	115,485	(4)	27.50	11/2/2019
	11/1/2010	59,480	178,441	(6)	28.69	11/1/2020
	11/1/2011	31,060	279,542	(8)	24.46	11/1/2021
	11/1/2012	-	258,412	(10)	28.23	11/1/2022
Laurie G. Hylton	11/1/2004	40,778	-		21.43	11/1/2014
	11/1/2005	35,143	-		24.27	11/1/2015
	11/1/2006	31,864	-		29.39	11/1/2016
	11/1/2007	19,672	-		47.23	11/1/2017
	11/3/2008	9,609	4,121	(3)	21.46	11/3/2018
	11/2/2009	5,274	6,448	(5)	27.50	11/2/2019
	11/1/2010	2,648	7,946	(7)	28.69	11/1/2020
	11/1/2011	1,145	10,310	(9)	24.46	11/1/2021
	11/1/2012	-	20,861	(11)	28.23	11/1/2022
Payson F. Swaffield	11/1/2004	135,288	-		21.43	11/1/2014
	11/1/2005	112,270	-		24.27	11/1/2015
	11/1/2006	107,988	-		29.39	11/1/2016
	11/1/2007	75,100	-		47.23	11/1/2017
	11/3/2008	51,207	21,947	(3)	21.46	11/3/2018
	11/2/2009	28,013	34,240	(5)	27.50	11/2/2019
	11/1/2010	21,443	64,333	(7)	28.69	11/1/2020
	11/1/2011	14,274	128,467	(9)	24.46	11/1/2021
	11/1/2012	-	144,954	(11)	28.23	11/1/2022

Outstanding Equity Awards at Fiscal Year-End (continued)
Option Awards (continued)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($) (1)	Option Expiration Date
Matthew J. Witkos	7/11/2007	24,152	-		44.14	7/11/2017
	11/1/2007	26,844	-		47.23	11/1/2017
	11/3/2008	-	13,710	(3)	21.46	11/3/2018
	11/2/2009	18,681	22,835	(5)	27.50	11/2/2019
	11/1/2010	22,668	68,005	(7)	28.69	11/1/2020
	11/1/2011	13,565	122,086	(9)	24.46	11/1/2021
	11/1/2012	-	111,369	(11)	28.23	11/1/2022
Duncan W. Richardson	11/1/2004	265,973	-		21.43	11/1/2014
	11/1/2005	215,668	-		24.27	11/1/2015
	11/1/2006	205,730	-		29.39	11/1/2016
	11/1/2007	143,130	-		47.23	11/1/2017
	11/3/2008	102,485	43,923	(2)	21.46	11/3/2018
	11/2/2009	59,327	72,512	(4)	27.50	11/2/2019
	11/1/2010	36,453	109,361	(6)	28.69	11/1/2020
	11/1/2011	14,226	128,043	(8)	24.46	11/1/2021
	11/1/2012	-	59,691	(10)	28.23	11/1/2022

Outstanding Equity Awards at Fiscal Year-End (continued)
Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (21)
Thomas E. Faust Jr.	11/3/2009	27,780	(14)	1,161,482
	11/2/2010	41,976	(16)	1,755,017
	11/1/2011	61,935	(17)	2,589,502
	11/1/2012	87,444	(19)	3,656,034
Laurie G. Hylton	11/3/2008	1,560	(12)	65,224
	11/2/2009	2,343	(13)	97,961
	11/1/2010	2,760	(15)	115,396
	11/1/2011	3,780	(18)	158,042
Payson F. Swaffield	11/3/2008	8,334	(12)	348,445
	11/2/2009	12,452	(13)	520,618
	11/1/2010	22,335	(15)	933,826
	11/1/2012	40,500	(19)	1,693,305
Matthew J. Witkos	11/3/2009	5,208	(14)	217,746
	11/2/2010	8,294	(16)	346,772
	11/1/2011	23,610	(17)	987,134
	11/1/2012	38,520	(19)	1,610,521
Duncan W. Richardson	11/3/2009	16,668	(14)	696,889
	11/2/2010	26,356	(16)	1,101,944
	11/1/2011	37,965	(17)	1,587,317
	11/1/2012	40,374	(19)	1,688,037

Outstanding Equity Awards at Fiscal Year-End (continued)
Stock Awards (continued)
Name	Performance Award Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($)
Thomas E. Faust Jr.	11/1/2012	80,400	(20)	3,361,524
Laurie G. Hylton	11/1/2012	8,080	(20)	337,825
Payson F. Swaffield	11/1/2012	45,860	(20)	1,917,407
Matthew J. Witkos	11/1/2012	35,640	(20)	1,490,108
Duncan W. Richardson	11/1/2012	19,900	(20)	832,019

(1)	The number of shares subject to options and the exercise price of options reflected in the table above have been adjusted pursuant to certain anti-dilution provisions of the Company’s 2008 Plan and predecessor plans to reflect the effect of a $1.00 per share special dividend declared and paid in December 2012.

(2)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008 and the final 30% vested on November 3, 2013.

(3)	Amount represents incentive stock options and nonqualified options that are aggregated as one grant for vesting purposes. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 3, 2008 and the final 30% vested on November 3, 2013.

(4)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 25% vested on November 2, 2013, and the final 30% vests on November 2, 2014.

(5)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 2, 2009; 25% vested on November 2, 2013, and the final 30% vests on November 2, 2014.

(6)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 20% vested on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(7)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2010; 20% vested on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(8)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 15% vested on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(9)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2011; 15% vested on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(10)	Amount represents nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 10% vested on November 1, 2013, 15% vests on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016, and the final 30% vests on November 1, 2017.

(11)	Amount represents incentive stock options and nonqualified options. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The options were granted on November 1, 2012; 10% vested on November 1, 2013, 15% vests on November 1, 2014, 20% vests on November 1, 2015, 25% vests on November 1, 2016, and the final 30% vests on November 1, 2017.

(12)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 3, 2008 and the final 30% vested on November 3, 2013.

(13)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 2, 2009; 25% vested on November 2, 2013, and the final 30% vests on November 2, 2014.

(14)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 3, 2009 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(15)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted on November 1, 2010; 20% vested on November 1, 2013, 25% vests on November 1, 2014, and the final 30% vests on November 1, 2015.

(16)	Amount represents a performance-based restricted stock award that was approved by the Committee and granted on November 2, 2010 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(17)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2010 and granted on November 1, 2011 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(18)	Amount represents a restricted stock award. The original grant vests 10% on the first anniversary of the grant, 15% on the second anniversary, 20% on the third anniversary, 25% on the fourth anniversary and 30% on the fifth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan. The restricted stock award was granted November 1, 2011; 15% vested on November 1, 2013, 20% vests on November 1, 2014, 25% vests on November 1, 2015, and the final 30% vests on November 1, 2016.

(19)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2011 and granted on November 1, 2012 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% vest on the first anniversary, 20% vest on the second anniversary, 25% vest on the third anniversary and 30% vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(20)	Amount represents a performance-based restricted stock award that was approved by the Committee on November 1, 2012 and granted on November 1, 2013 upon Committee certification that required performance objectives had been achieved. The grant vested 10% on the date of grant; 15% will vest on the first anniversary, 20% will vest on the second anniversary, 25% will vest on the third anniversary and 30% will vest on the fourth anniversary, subject to accelerated vesting upon death, disability or a change in control of the Company as defined in the plan.

(21)	Calculated by multiplying the number of unvested shares of Non-Voting Common Stock by the market value on October 31, 2013.

Option Exercises and Stock Vested

The following table sets forth certain information regarding stock options exercised by our named executive officers and restricted stock that vested during fiscal 2013.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Thomas E. Faust Jr.	316,890	4,540,749	60,517	1,759,989
Laurie G. Hylton	40,778	980,220	3,124	90,897
Payson F. Swaffield	133,899	2,940,737	20,440	594,062
Matthew J. Witkos	31,986	571,504	18,683	542,187
Duncan W. Richardson	273,000	3,914,192	35,553	1,034,204

(1)	Calculated as the difference between the market value of the underlying Non-Voting Common Stock at the exercise date of the options and the aggregate exercise price. Actual gains realized on disposition of stock acquired upon exercise depend on the value of the underlying Non-Voting Common Stock on the date the Non-Voting Common Stock is sold.

(2)	Calculated by multiplying the number of vested shares of Non-Voting Common Stock by the market value of the Non-Voting Common Stock on the date of vesting.

Non-qualified Deferred Compensation

The following table sets forth certain information regarding interest and dividend income, investment gains and losses and market appreciation in fiscal 2013 by our named executive officers on their balances in the Company’s non-qualified Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan, along with aggregate balances as of October 31, 2013.

Non-qualified Deferred Compensation
Name	Aggregate Earnings in Fiscal 2013 ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at October 31, 2013($)
Thomas E. Faust Jr.	3,458,609	(401,544)	9,408,017
Laurie G. Hylton	-	-	-
Payson F. Swaffield	4,112	-	44,078
Matthew J. Witkos	-	-	-
Duncan W. Richardson	5,219	-	55,942

(1)	Amounts include net investment gains on balances in the non-qualified Supplemental Profit Sharing Retirement Plan for Messrs. Faust, Swaffield and Richardson of $7,561, $4,112 and $5,219, respectively. Also included is dividend income earned on balances in the Stock Option Income Deferral Plan for Mr. Faust of $401,544. Additionally, the aggregate earnings include market appreciation of $3,049,504 on balances in the Stock Option Income Deferral Plan for Mr. Faust. Since investment returns in the Supplemental Profit Sharing Retirement Plan and the Stock Option Income Deferral Plan are not above-market or preferential, none of the amounts included in this table are reportable in the Summary Compensation Table.

Potential Payments upon Termination or Change of Control

The table below shows the estimated incremental value transfer to each of our named executive officers under various scenarios relating to a termination of employment or change of control. The table below assumes such events occurred on October 31, 2013. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination and would vary from those shown below.

Acceleration of Equity Awards

Name	Change of Control ($)(1)	Retirement ($)(2)	Death/ Disability Benefit ($)(1)
Thomas E. Faust Jr.	23,006,312	10,334,290	23,006,312
Laurie G. Hylton	1,179,296	-	1,179,296
Payson F. Swaffield	9,475,063	4,009,972	9,475,063
Matthew J. Witkos	8,291,480	-	8,291,480
Duncan W. Richardson	11,473,538	5,588,574	11,473,538

(1)	Amounts shown represent the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2013 ($41.81) multiplied by the number of unvested restricted shares each person holds plus the difference between the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2013 and the average exercise price of the in-the-money unvested options held by each person multiplied by the number of shares underlying the unvested in-the-money options held. Unexercised options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2013 (i.e., options that are not in the money) have been excluded from the table above.

(2)	Only Messrs. Faust, Swaffield and Richardson had met the age and service requirements under the retirement eligibility clause of the Company’s option programs as of October 31, 2013. Stock options granted prior to November 1, 2007 provided for full vesting of the awards upon retirement. Stock options granted on or after November 1, 2007 but before October 24, 2012 provide for continued vesting upon retirement based on the original terms of the agreement. Options with an exercise price above the per share market value of Eaton Vance Non-Voting Common Stock on October 31, 2013 (i.e., options that are not in the money) have been excluded from the table above.

Change of Control

A change of control of the Company is defined under the 2007 Stock Option Plan as:

1)	The acquisition of beneficial ownership of 25 percent or more of either the then-outstanding Non-Voting Common Stock or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, subject to certain exclusions as provided by the 2007 Stock Option Plan;

2)	Individuals who, as of October 25, 2006, constitute the Company’s Board of Directors (“incumbent board”) cease for any reason to constitute at least a majority of the Board; provided that any individual becoming a director of the Company subsequent to that date based upon approval by at least a majority of the then Directors shall be considered a member of the incumbent board;

3)	Approval by the Voting Shareholders of the Company of a reorganization, merger or consolidation; or

4)	Approval by the Voting Shareholders of the Company of a complete liquidation or dissolution of the Company, the sale or other disposition of all or substantially all of the assets of the Company, the sale or disposition of substantially all of the assets of Eaton Vance Management, or an assignment of the Company of investment advisory agreements pertaining to more than 50 percent of the aggregate assets under management.

Unless otherwise determined by the Committee, a change in control of the Company is defined under the 2008 Plan, as:

1)	The acquisition, other than from the Company or with the Company’s interest, by any individual, entity or group of beneficial ownership of 50 percent or more of the combined voting power of the then-outstanding Voting Stock; provided, that any acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries shall not constitute a Change in Control;

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

Death/Disability

Our long-term equity incentive plans provide that options and restricted stock awards become immediately vested and exercisable upon the awardee’s death or termination of service with the Company due to disability within the meaning of Section 22(e)(3) of the Internal Revenue Code, as amended from time to time.

Director Compensation

In fiscal 2013, the Committee did not engage an independent consulting firm to assist in evaluating director compensation.

In line with our philosophy regarding executive compensation, it is the Committee’s objective to align the goals of our director compensation with the goals of our shareholders. To that end, a significant portion of our director compensation is paid in the form of equity awards linked to an increase in shareholder value. Each year, our non-employee directors are granted on the first business day in November options with a Black-Scholes value of $50,000 and phantom stock awards with a value of $50,000. In addition, at the first Board meeting following his or her election each new non-employee director receives an option grant with a Black-Scholes value of $50,000 and a phantom stock award with a value of $50,000. All options granted to non-employee directors are immediately exercisable. Phantom stock awards vest and settle on the first to occur of the second anniversary of the grant date or the date of the director’s termination. The phantom stock award is settled in a lump sum cash payment equal in value to the number of phantom stock units held by the director multiplied by the current market price per share of the Company’s Non-Voting Common Stock.

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

The following table sets forth information regarding the compensation earned by our non-employee directors in fiscal 2013.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Ann E. Berman	117,200	57,113	43,692	218,005
Leo I. Higdon, Jr.	104,800	57,113	43,692	205,605
Dorothy E. Puhy	98,300	57,113	43,692	199,105
Winthrop H. Smith, Jr.	110,700	57,113	43,692	211,505
Richard A. Spillane, Jr.	82,400	57,113	43,692	183,205

(1)	These figures represent the grant date fair value, as calculated in accordance with accounting standards, of phantom stock awards granted during fiscal 2013.

(2)	These figures represent the aggregate grant date fair value of options granted during fiscal 2013. The assumptions used in the calculation of these amounts are included above in the Summary of Compensation Table.

(3)	As of October 31, 2013, each director had the following number of options outstanding (all vested):

Ann E. Berman	6,865
Leo I. Higdon, Jr.	75,882
Dorothy E. Puhy	42,787
Winthrop H. Smith, Jr.	63,587
Richard A. Spillane, Jr.	26,326

(The remainder of this page is left intentionally blank.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Voting Common Stock

All outstanding shares of our Voting Common Stock, $0.00390625 par value (which is the only class of our stock having voting rights) are deposited in a Voting Trust, of which the Voting Trustees were, as of October 31, 2013, Jeffery P. Beale, Daniel C. Cataldo, Cynthia J. Clemson, Thomas E. Faust Jr., Maureen A. Gemma, Laurie G. Hylton, Brian D. Langstraat, Michael R. Mach, Frederick S. Marius, David C. McCabe, Thomas M. Metzold, Scott H. Page, Duncan W. Richardson, Walter A. Row III, Judith A. Saryan, David M. Stein, Payson F. Swaffield, Michael W. Weilheimer and Matthew J. Witkos. The Voting Trust has a term that expires on October 31, 2016. Each holder of Voting Common Stock is a Voting Trustee. Inasmuch as the 19 Voting Trustees of the Voting Trust have unrestricted voting rights with respect to the Voting Common Stock (except that the Voting Trust Agreement provides that the Voting Trustees shall not vote such Stock in favor of the sale, mortgage or pledge of all or substantially all of the Company’s assets, any change in the capital structure or powers of the Company in connection with a merger, consolidation, reorganization or dissolution of the Company, the termination of the Voting Trust, the addition of a Voting Trustee, the removal of a Voting Trustee by the other Voting Trustees or the renewal of the term of the Voting Trust without the written consent of the holders of Voting Trust Receipts representing at least a majority of such Stock subject at the time to the Voting Trust Agreement), they may be deemed to be the beneficial owners of all of the Company’s outstanding Voting Common Stock by virtue of Rule 13d-3(a)(1) under the Securities Exchange Act of 1934. The Voting Trust Agreement provides that the Voting Trustees shall act by a majority if there are six or more Voting Trustees; otherwise they shall act unanimously except as otherwise provided in the Voting Trust Agreement. The address of the Voting Trustees is Two International Place, Boston, Massachusetts 02110.

The following table sets forth the beneficial owners at October 31, 2013 of the Voting Trust Receipts issued under said Voting Trust Agreement, which Receipts cover the aggregate of 399,240 shares of the Voting Common Stock then outstanding:

Title of Class	Name and address of Beneficial Holder (1)	Number of Shares of Voting Common Stock Covered by Receipts	Percent of Class

Voting Common Stock	Thomas E. Faust Jr.	74,277	18.60%

Voting Common Stock	Duncan W. Richardson	44,566	11.16%

Voting Common Stock	Jeffrey P. Beale	29,389	7.36%

Voting Common Stock	Maureen A. Gemma	18,623	4.66%

Voting Common Stock	Laurie G. Hylton	18,623	4.66%

Voting Common Stock	Frederick S. Marius	18,623	4.66%

Voting Common Stock	David C. McCabe	18,623	4.66%

Voting Common Stock	Payson F. Swaffield	18,623	4.66%

Voting Common Stock	Matthew J. Witkos	18,623	4.66%

Voting Common Stock	Daniel C. Cataldo	13,927	3.49%

Voting Common Stock	Cynthia J. Clemson	13,927	3.49%

Voting Common Stock	Brian D. Langstraat	13,927	3.49%

Voting Common Stock	Michael R. Mach	13,927	3.49%

Voting Common Stock	Thomas M. Metzold	13,927	3.49%

Voting Common Stock	Scott H. Page	13,927	3.49%

Voting Common Stock	Walter A. Row, III	13,927	3.49%

Voting Common Stock	Judith A. Saryan	13,927	3.49%

Voting Common Stock	David M. Stein	13,927	3.49%

Voting Common Stock	Michael W. Weilheimer	13,927	3.49%

(1)	The address for each Beneficial Holder is c/o Eaton Vance Corp., Two International Place, Boston, MA 02110.

Mr. Faust is an officer and Director of the Company and Voting Trustee of the Voting Trust. Mr. Richardson was an officer and Director of the Company until October 31, 2013 and Voting Trustee of the Voting Trust until his retirement from the Company on November 4, 2013. Messrs. Beale, Cataldo and Marius and Ms. Hylton are officers of the Company and Voting Trustees of the Voting Trust. Ms. Clemson, Ms. Gemma and Ms. Saryan and Messrs. Langstraat, Mach, McCabe, Metzold, Page, Row, Stein, Swaffield, Weilheimer and Witkos are officers of the Company or its subsidiaries and Voting Trustees of the Voting Trust. No transfer of any kind of the Voting Trust Receipts issued under the Voting Trust may be made at any time unless they have first been offered to the Company at book value. In the event of the death or termination of employment with the Company or a subsidiary of a holder of the Voting Trust Receipts, the shares represented by such Voting Trust Receipts must be offered to the Company at book value.

Similar restrictions exist with respect to the Voting Common Stock, all shares of which are deposited and held of record in the Voting Trust.

Non-Voting Common Stock

The Articles of Incorporation of the Company provide that our Non-Voting Common Stock, $0.00390625 par value, shall have no voting rights under any circumstances whatsoever. As of October 31, 2013, the executive officers and Directors of the Company, as a group, beneficially owned 8,794,117 shares of such Non-Voting Common Stock (including, as noted, options exercisable within 60 days to purchase such stock and shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), or 7.0 percent of the 125,785,305 total shares and share equivalents of Non-Voting Common Stock then outstanding (consisting of 121,232,506 shares outstanding plus 4,329,719 shares subject to options exercisable within 60 days held by executive officers and Directors and 223,080 shares held in the trust of the Stock Option Income Deferral Plan for an executive officer), based upon information furnished by the officers and Directors.

The following table sets forth the beneficial ownership of our Non-Voting Common Stock including unexercised options to purchase such stock by, (i) each person known by the Company to own beneficially more than 5 percent of the outstanding shares of Non-Voting Common Stock, (ii) each Director of the Company, (iii) each of the named executive officers of the Company (as defined in Item 11, “Executive Compensation”) each of (i), (ii) and (iii) as of October 31, 2013 (such investment power being sole unless otherwise indicated) and (iv) all current executive officers and Directors as a group:

		Amount and Nature of
		Beneficial Ownership		Percent of
Title of Class	Beneficial Owners	(a)(b)		Class (c)

Non-Voting Common Stock	Thomas E. Faust Jr.	4,263,508	(d)(e)	3.46%

Non-Voting Common Stock	Duncan W. Richardson	1,848,172		1.51%

Non-Voting Common Stock	Payson F. Swaffield	1,149,169		*

Non-Voting Common Stock	Laurie G. Hylton	292,886	(f)	*

Non-Voting Common Stock	Matthew J. Witkos	312,957		*

Non-Voting Common Stock	Leo I. Higdon, Jr.	82,882		*

Non-Voting Common Stock	Winthrop H. Smith, Jr.	69,587		*

Non-Voting Common Stock	Dorothy E. Puhy	47,037		*

Non-Voting Common Stock	Ann E. Berman	6,865		*

Non-Voting Common Stock	Richard A. Spillane, Jr.	26,326		*

All current executive officers and Directors as a group (11 individuals)		6,945,945		5.57%

* Percentage of class owned is less than 1 percent.

(a)	Based solely upon information furnished by the individuals.

(b)	Includes shares subject to options exercisable within 60 days granted to, but not exercised by, each executive officer and Director above.

(c)	Based on 121,232,506 outstanding shares plus options exercisable within 60 days of 1,610,600 for Mr. Faust, 1,176,348 for Mr. Richardson, 636,154 for Mr. Swaffield, 159,108 for Ms. Hylton, 179,616 for Mr. Witkos, 75,882 for Mr. Higdon, 63,587 for Mr. Smith, 42,787 for Ms. Puhy, 6,865 for Ms. Berman and 26,326 for Mr. Spillane. The denominator for Mr. Faust also includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(d)	Includes 12,400 shares held by or on behalf of Mr. Faust’s children.

(e)	Includes 223,080 shares held in the trust of the Stock Option Income Deferral Plan for Mr. Faust.

(f)	Includes 6,380 shares held by or on behalf of Ms. Hylton’s children.

Changes in Control

There are no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning our equity compensation plans at October 31, 2013:

Securities Authorized for Issuance Under Equity Compensation Plans
(c)(2)
Number of
	(a)(1)	(b)	securities
	Number of	Weighted-	remaining available
	securities	average	for future issuance
	to be issued upon	exercise price	under equity
	the exercise of	of outstanding	compensation plans
	outstanding	options,	(excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights	rights	in column (a))
Equity compensation plans approved by security holders	23,911,172	$28.43	15,893,308
Equity compensation plans not approved by security holders	-	-	-
Total	23,911,172	$28.43	15,893,308

(1)	The amount appearing under the “Number of securities to be issued upon the exercise of outstanding options, warrants and rights” represents 23,911,172 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, and predecessor plans.

(2)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes 831,055 shares related to our 1986 Employee Stock Purchase Plan, 885,814 shares related to our 1992 Incentive Plan – Stock Alternative, 911,439 shares related to our 2008 Omnibus Incentive Plan, as amended and restated, which provides for the issuance of stock options, restricted stock and phantom stock. The amount also includes 400,000 shares related to our 2013 Employee Stock Purchase Plan, 65,000 shares related to our 2013 Nonqualified Employee Stock Purchase Plan, 300,000 shares related to our 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan and 12,500,000 shares related to our 2013 Omnibus Incentive Plan, which provides for the issuance of stock options, restricted stock and phantom stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

We have established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to our officers (other than our executive officers) and other key employees for purposes of financing their exercise of stock options for shares of our Non-Voting Common Stock. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by stock issued upon exercise of the option. We ceased making new loans under a previous loan program to our executive officers and our Directors in conformity with a federal law effective July 30, 2002. All loans under the program must be made on or before October 31, 2014. Loans outstanding under our program amounted to $7.1 million at October 31, 2013.

During the year ended October 31, 2013, the Company did not have any executive officers who were indebted to the Company under the foregoing loan program at any time.

As a general policy all transactions with related parties are prohibited unless approved by the Board of Directors or pursuant to the Code of Business Conduct and Ethics for Directors, Officers and Employees.

Director Independence

As of October 31, 2013 our Board of Directors consisted of Thomas E. Faust Jr., Chairman, Chief Executive Officer and President, and Duncan W. Richardson, Executive Vice President and Chief Equity Investment Officer, and the following independent Directors: Ann E. Berman, Leo I. Higdon, Jr., Dorothy E. Puhy, Winthrop H. Smith, Jr. and Richard A. Spillane, Jr. Mr. Richardson resigned from his positions as Director, Executive Vice President and Chief Equity Investment Officer effective October 31, 2013 and retired from the Company on November 4, 2013. Our Board of Directors has determined that each member of the Audit, Compensation, and Nominating and Governance Committees meets the standards of independence under the governance guidelines and applicable NYSE listing standards, including the requirement that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment.

(The remainder of this page is left intentionally blank.)

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table presents fees for the professional audit services rendered by Deloitte & Touche LLP for the integrated audit of our annual financial statements for the years ended October 31, 2013 and 2012 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

Year Ended October 31,	2013	2012

Audit fees (1)	$1,866,324	$1,632,823
Audit-related fees (2)	131,000	122,600
Tax fees (3)	129,181	603,890
All other fees (4)	512,442	773,595
Total	$2,638,947	$3,132,908

(1)	Audit fees include professional services rendered for the audits of Eaton Vance Corp.’s annual financial statements and internal control over financial reporting, review of the financial statements included in Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of a security count audit, employee benefit plans and an attestation on internal control over compliance.

(3)	Tax fees consist of the aggregate fees billed for professional service rendered by Deloitte & Touche LLP for tax compliance, tax advice, and tax planning (domestic and international).

(4)	All other fees consist of subscription fees of $10,800 for the Deloitte Accounting Research Tool in fiscal 2013 and 2012. All other fees include $501,642 and $768,195 for fiscal 2013 and 2012, respectively, for audits and tax services provided to collective investment trusts and other products managed by the Company.

Our Audit Committee reviews all audit, audit-related, tax and all other fees at least annually. Our Audit Committee pre-approved all audit, audit-related and tax services in fiscal 2013 and 2012. Our Audit Committee has concluded that the provision of the services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

(The remainder of this page is left intentionally blank.)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)	Exhibits and Financial Statement Schedules

The consolidated financial statements of Eaton Vance Corp. and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K. No financial statement schedules are required.

The list of exhibits required by Item 601 of Regulation S-K is set forth in the Exhibit Index on pages 174 through 180 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Eaton Vance Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EATON VANCE CORP.

/s/ Thomas E. Faust Jr.
Thomas E. Faust Jr.
Chairman, Chief Executive Officer
and President

December 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Eaton Vance Corp. and in the capacities and on the dates indicated:

/s/ Thomas E. Faust Jr.	Chairman, Chief Executive	December 20, 2013
Thomas E. Faust Jr.	Officer and President

/s/ Laurie G. Hylton	Chief Financial Officer and	December 20, 2013
Laurie G. Hylton	Principal Accounting Officer

/s/ Ann E. Berman	Director	December 20, 2013
Ann E. Berman

/s/ Leo I. Higdon, Jr.	Director	December 20, 2013
Leo I. Higdon, Jr.

/s/ Dorothy E. Puhy	Director	December 20, 2013
Dorothy E. Puhy

/s/ Richard A. Spillane, Jr.	Director	December 20, 2013
Richard A. Spillane, Jr.

/s/ Winthrop H. Smith, Jr.	Director	December 20, 2013
Winthrop H. Smith, Jr.

EXHIBIT INDEX

Each Exhibit is listed in this index according to the number assigned to it in the exhibit table set forth in Item 601 of Regulation S-K. The following Exhibits are filed as a part of this Report or incorporated herein by reference pursuant to Rule 12b-32 under the Securities Exchange Act of 1934:

Exhibit No.	Description
2.1	Copy of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and Fox Asset Management, Inc., a New Jersey corporation, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.2	Copy of Amendment No. 1 of the Unit Purchase Agreement, dated as of July 25, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Saucon I, Inc., a New Jersey corporation formerly named Fox Asset Management, Inc., Saucon III, a Delaware limited liability company, Saucon IV, a Delaware limited liability company, and Messrs. J. Peter Skirkanich, James P. O’Mealia, George C. Pierdes, John R. Sampson and Phillip R. Sloan has been filed as Exhibit 2.2 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.3	Copy of the Unit Purchase Agreement, dated as of August 2, 2001, among Eaton Vance Acquisitions, a Massachusetts Business Trust, Atlanta Capital Management Company LLC, and each of Daniel W. Boone III, Gregory L. Coleman, Jerry D. Devore, William Hackney, III, Marilyn Robinson Irvin, Dallas L. Lundy, Walter F. Reames, Jr. and Christopher A. Reynolds has been filed as Exhibit 2.3 to the Form 8-K/A filed on October 19, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.4	Copy of the Stock Purchase Agreement, dated as of June 4, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.4 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.5	Copy of The First Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.5 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.6	Copy of the Second Amendment to the Stock Purchase Agreement, dated as of September 10, 2003, among Eaton Vance Acquisitions, a Massachusetts Business Trust, and PPA Acquisition, LLC, a Delaware limited liability company, PPA Acquisition Corp., a Delaware corporation doing business under the name of “Parametric Portfolio Associates” and Brian Langstraat and David Stein has been filed as Exhibit 2.6 to the Annual Report on Form 10-K for the fiscal year ended October 31, 2003, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

Exhibit No.	Description

2.7	Copy of the Purchase Agreement, dated as of November 10, 2008, by and among M.D. Sass Tax Advantaged Bond Strategies, L.L.C. a Delaware limited liability company, M.D. Sass Investors Services, Inc., a Delaware corporation, 1185 Advisors, L.L.C., a Delaware limited liability company, James H. Evans, and Eaton Vance Management, a Massachusetts business trust and wholly owned subsidiary of the Registrant has been filed as Exhibit 10.1 to the Form 8-K filed November 12, 2008, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

2.8	Copy of the Share Purchase Agreement, dated as of June 15, 2012, by and among Hexavest Inc., its shareholders, 9264-7064 Québec Inc. and Eaton Vance Management Canada Ltd. filed as Exhibit 2.1 to the Form 8-K of the Company on June 15, 2012 (S.E.C. file No. 1-8100) and is incorporated herein by reference.

3.1	The Company’s Amended Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Company’s registration statement on Form S-3 dated June 14, 2013, filed pursuant to the Securities Act of 1933 (S.E.C. File No. 333-189309) and are incorporated herein by reference.

3.2	The Company’s By-Laws, as amended, are filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 18, 2006 (S.E.C. File No. 1-8100) and are incorporated herein by reference.

4.1	The rights of the holders of the Company’s Common Stock, par value $0.00390625 per share, and Non-Voting Common Stock, par value $0.00390625 per share, are described in the Company’s Amended Articles of Incorporation (particularly Articles Sixth, Seventh and Ninth thereof) and the Company’s By-Laws (particularly Article II thereof). See Exhibits 3.1 and 3.2 above as incorporated herein by reference.

9.1	Copy of the Voting Trust Agreement made as of October 30, 1997 has been filed as Exhibit 9.1 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1997, (S.E.C. File No. 1-8100) and is incorporated herein by reference.

9.2	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 11, 2000 has been filed as Exhibit 9.2 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.3	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 1, 2003 has been filed as Exhibit 9.3 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.4	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement, dated October 10, 2006 has been filed as Exhibit 9.4 as part of Amendment No. 1 to the Annual Report on Form 10-K/A of the Company for the fiscal year ended October 31, 2006, (S.E.C. File No. 1-8100) and are incorporated herein by reference.

9.5	Copy of the resolutions of the Voting Trustees of the Voting Trust amending the Voting Trust Agreement has been filed as Exhibit 9.5 to the Annual Report on Form 10-K of the Company for the fiscal year ended, October 31, 2010 (S.E.C. File No 1-8100) and are incorporated herein by reference.

9.6	Copy of the resolutions of the Voting Trustees of the Voting Trust dated October 4, 2013 amending the Voting Trust Agreement (filed herewith).

Exhibit No.	Description

10.1	Copy of the Eaton Vance Corp. Supplemental Profit Sharing Plan adopted by the Company’s Directors on October 9, 1996, has been filed as Exhibit 10.12 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1996, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.2	Copy of 1998 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.3	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on July 9, 1998 has been filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 1998 (S.E.C. File No. 1-8100), and is incorporated herein by reference. †

10.4	Copy of 1998 Executive Loan Program, as amended, relating to financing or refinancing the exercise of options by key directors, officers, and employees adopted by the Eaton Vance Corp. Directors on October 15, 1998 has been filed as Exhibit 10.4 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2007, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.5	Copy of 1999 Restricted Stock Plan as adopted by the Eaton Vance Corp. Board of Directors on October 13, 1999 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 1999 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.6	Copy of Amendment No. 1 to the Eaton Vance Corp. Executive Performance-Based Compensation Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.16 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.7	Copy of the restated Eaton Vance Corp. Supplemental Profit Sharing Plan as adopted by the Eaton Vance Corp. Board of Directors on October 11, 2000 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2000 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.8	Copy of Stock Option Income Deferral Plan as adopted by the Eaton Vance Corp. Board of Directors on April 18, 2001 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended April 30, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.9	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 9 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.10	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on July 11, 2001 has been filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.11	Copy of 1998 Stock Option Plan – Restatement No. 3 as adopted by the Eaton Vance Corp. Board of Directors on December 12, 2001 has been filed as Exhibit 10.22 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2001, (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.12	Copy of 1998 Executive Loan Program relating to financing or refinancing the exercise of options by employees revised by the Eaton Vance Corp. Board of Directors on July 9, 2003 has been filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended July 31, 2003 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.13	Copy of 1998 Stock Option Plan – Restatement No. 4 as adopted by the Eaton Vance Corp. Board of Directors on October 20, 2004 has been filed as Exhibit 10.15 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.14	Copy of 1998 Stock Option Plan – Restatement No. 5 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.17 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.15	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 10 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.18 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.16	Copy of 1992 Incentive Plan – Stock Alternative – Restatement No. 6 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.17	Copy of 1999 Restricted Stock Plan – Restatement No. 1 as adopted by the Eaton Vance Corp. Board of Directors on December 15, 2004 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2004 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.18	Copy of 1998 Stock Option Plan – Restatement No. 8 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.19 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.19	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 11 as adopted by the Eaton Vance Corp. Board of Directors on October 25, 2006 has been filed as Exhibit 10.20 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2006 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.20	Copy of 2007 Stock Option Plan as adopted by the Eaton Vance Corp. Board of Directors on October 24, 2007 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2007 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.21	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on November 3, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.22	Copy of 2008 Omnibus Incentive Plan as adopted by the Eaton Vance Corp. Board of Directors on October 30, 2008 has been filed as Exhibit 10.1 as part of the Current Report on Form 8-K/A of the Company on December 4, 2008 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.23	Copy of 2008 Omnibus Incentive Plan as amended and restated by the Eaton Vance Corp. Board of Directors on January 7, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K/A of the Company on January 12, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.24	Copy of 2008 Omnibus Incentive Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.25	Copy of 2009 Amendment to the 2007 Stock Option Plan as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.26	Copy of Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors on October 21, 2009 and the Voting Shareholders on October 23, 2009 has been filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on October 29, 2009 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.27	Copy of 2010 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.28 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference.†

10.28	Copy of 1986 Employee Stock Purchase Plan – Restatement No. 12 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.29 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.29	Copy of 2008 Omnibus Incentive Plan Restatement No. 3 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on December 16, 2010 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.30	Copy of 2010 Amendment to the Annual Performance Incentive Plan for Non-Covered Employees as approved by the Eaton Vance Corp. Board of Directors and Voting Shareholders on October 26, 2010 has been filed as Exhibit 10.31 to the Annual Report on Form 10-K of the Company for the fiscal year ended October 31, 2010 (S.E.C File No. 1-8100) and is incorporated herein by reference. †

10.31

Copy of 2008 Omnibus Incentive Plan Restatement No. 4 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

Exhibit No.	Description

10.32	Copy of Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 2 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 26, 2011 has been filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on October 31, 2011 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.33	Copy of the Credit Agreement, dated June 4, 2012, between Eaton Vance Corp. as borrower, and JP Morgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities LLC as sole lead arranger and sole bookmaker and Eaton Vance Management (wholly-owned subsidiary of Eaton Vance Corp.) as guarantor and the lenders, filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on June 4, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference.†

10.34	Copy of the 2008 Omnibus Incentive Plan Restatement No. 5 as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 24, 2012 has been filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on October 26, 2012 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.35	Copy of the 2013 Amendment to the Eaton Vance Employee Loan Program (formerly called the Eaton Vance Corp. 1998 Executive Loan Program) as approved by the Eaton Vance Corp. Board of Directors on April 10, 2013 (filed herewith). †

10.36	Copy of the 2013 Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.37	Copy of the 2013 Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.2 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.38	Copy of the 2013 Incentive Compensation Nonqualified Employee Stock Purchase Plan as approved by the Eaton Vance Corp. Board of Directors on October 3, 2013 and the Voting Shareholders on October 4, 2013 has been filed as Exhibit 10.3 to the Current Report on Form 8-K on October 9, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.39	Copy of the Eaton Vance Corp. Executive Performance-Based Compensation Plan Restatement No. 3 as approved by the Board of Directors and Voting Shareholders on October 17, 2013 has been filed as Exhibit 10.1 to the Current Report on Form 8-K on October 21, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

10.40	Copy of the 2013 Omnibus Incentive Plan as approved by the Eaton Vance Corp. Board of Directors and the Voting Shareholders on October 23, 2013 has been filed as Exhibit 99.1 to the Current Report on Form 8-K/A on November 6, 2013 (S.E.C. File No. 1-8100) and is incorporated herein by reference. †

21.1	List of the Company’s Subsidiaries as of October 31, 2013 (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	List of Eaton Vance Corp. Open Registration Statements (filed herewith).

101

Materials from the Eaton Vance Corp. Annual Report on Form 10-K for the year ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (filed herewith).

†	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

