Form 10-Q
period 2014-01-31
EATON VANCE CORP
filed 2014-03-07
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014

or

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

Shares outstanding as of January 31, 2014:

Voting Common Stock – 396,455 shares

Non-Voting Common Stock – 122,339,437 shares

Eaton Vance Corp.

Form 10-Q

As of January 31, 2014 and for the

Three Month Period Ended January 31, 2014

Table of Contents

		Page
Required		Number
Information		Reference

Part I	Financial Information
Item 1.	Consolidated Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4.	Controls and Procedures	62

Part II	Other Information
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	64

Signatures		65

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	January 31,	October 31,
(in thousands)	2014	2013

Assets

Cash and cash equivalents	$361,974	$461,906
Investment advisory fees and other receivables	168,451	170,220
Investments	575,546	536,323
Assets of consolidated collateralized loan obligation ("CLO") entities:
Cash and cash equivalents	62,044	36,641
Bank loans and other investments	640,952	685,681
Other assets	3,006	5,814
Deferred sales commissions	16,663	17,923
Deferred income taxes	47,186	61,139
Equipment and leasehold improvements, net	47,446	48,746
Intangible assets, net	72,175	74,534
Goodwill	228,876	228,876
Other assets	68,758	79,446
Total assets	$2,293,077	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	January 31,	October 31,
(in thousands, except share data)	2014	2013
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$65,808	$169,953
Accounts payable and accrued expenses	67,555	58,529
Dividend payable	27,011	26,740
Debt	573,538	573,499
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	642,043	279,127
Line of credit	-	247,789
Redeemable preferred shares	26,576	64,952
Other liabilities	17,440	124,305
Other liabilities	76,162	115,960
Total liabilities	1,496,133	1,660,854

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	90,855	74,856

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 396,455 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 122,339,437 and 121,232,506 shares, respectively	478	474
Additional paid-in capital	123,699	124,837
Notes receivable from stock option exercises	(7,015)	(7,122)
Accumulated other comprehensive loss	(8,675)	(177)
Appropriated retained earnings	9,944	10,249
Retained earnings	585,950	541,521
Total Eaton Vance Corp. shareholders' equity	704,383	669,784
Non-redeemable non-controlling interests	1,706	1,755
Total permanent equity	706,089	671,539
Total liabilities, temporary equity and permanent equity	$2,293,077	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended
	January 31,
(in thousands, except per share data)	2014	2013
Revenue:
Investment advisory and administrative fees	$304,713	$263,281
Distribution and underwriter fees	21,621	22,751
Service fees	32,291	31,130
Other revenue	1,636	1,355
Total revenue	360,261	318,517
Expenses:
Compensation and related costs	118,822	108,829
Distribution expense	35,548	33,889
Service fee expense	29,205	28,264
Amortization of deferred sales commissions	4,970	4,783
Fund-related expenses	8,453	7,424
Other expenses	39,063	34,648
Total expenses	236,061	217,837
Operating income	124,200	100,680
Non-operating income (expense):
Gains and other investment income, net	413	5,207
Interest expense	(7,400)	(8,570)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	8,709	1,793
Interest and other expense	(7,835)	(4,221)
Total non-operating expense	(6,113)	(5,791)
Income before income taxes and equity in net income of affiliates	118,087	94,889
Income taxes	(44,642)	(35,939)
Equity in net income of affiliates, net of tax	3,285	3,177
Net income	76,730	62,127
Net income attributable to non-controlling and other beneficial interests	(5,372)	(12,322)
Net income attributable to Eaton Vance Corp. shareholders	$71,358	$49,805
Earnings per share:
Basic	$0.59	$0.39
Diluted	$0.56	$0.38
Weighted average shares outstanding:
Basic	118,451	114,925
Diluted	124,480	119,112
Dividends declared per share	$0.22	$1.20

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2014	2013

Net income	$76,730	$62,127

Other comprehensive income (loss):
Amortization of net (gains) losses on derivatives, net of tax	3	72
Unrealized holding losses on available-for-sale investments and reclassification adjustments, net of tax	(493)	(2,403)
Foreign currency translation adjustments, net of tax	(8,008)	4

Other comprehensive loss, net of tax	(8,498)	(2,327)

Total comprehensive income	68,232	59,800
Comprehensive income attributable to non-controlling and other beneficial interests	(5,372)	(12,322)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$62,860	$47,478

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(305)	71,358	1,358	72,411	4,319
Other comprehensive loss	-	-	-	-	(8,498)	-	-	-	(8,498)	-
Dividends declared	-	-	-	-	-	-	(26,929)	-	(26,929)	-
Issuance of Voting Common Stock	-	-	59	-	-	-	-	-	59	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	4	24,723	(1,372)	-	-	-	-	23,355	-
Under employee stock purchase plan	-	-	1,909	-	-	-	-	-	1,909	-
Under employee incentive plan	-	-	807	-	-	-	-	-	807	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	14,815	-	-	-	-	-	14,815	-
Tax benefit of stock option exercises	-	-	10,488	-	-	-	-	-	10,488	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(4)	(43,535)	-	-	-	-	-	(43,539)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,479	-	-	-	-	1,479	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,055)	(1,055)	(1,350)
Deconsolidation	-	-	-	-	-	-	-	-	-	(745)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(10,327)	-	-	-	-	-	(10,327)	10,327
Balance, January 31, 2014	$2	$478	$123,699	$(7,015)	$(8,675)	$9,944	$585,950	$1,706	$706,089	$90,855

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(3,330)	49,805	1,196	47,671	14,456
Other comprehensive loss	-	-	-	-	(2,327)	-	-	-	(2,327)	-
Dividends declared	-	-	-	-	-	-	(143,638)	-	(143,638)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	12	61,079	(4,464)	-	-	-	-	56,627	-
Under employee stock purchase plan	-	-	1,761	-	-	-	-	-	1,761	-
Under employee incentive plan	-	-	1,279	-	-	-	-	-	1,279	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	14,023	-	-	-	-	-	14,023	-
Tax benefit of stock option exercises	-	-	8,253	-	-	-	-	-	8,253	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(2)	(13,280)	-	-	-	-	-	(13,282)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	931	-	-	-	-	931	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(1,046)	(1,046)	9,970
Deconsolidation	-	-	-	-	-	-	-	-	-	(10,155)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(43,507)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(6,238)	-	-	-	-	-	(6,238)	6,238
Balance, January 31, 2013	$2	$469	$93,534	$(7,688)	$1,596	$15,369	$472,587	$1,439	$577,308	$89,918

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	January 31,
(in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$76,730	$62,127
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	5,584	5,736
Amortization of deferred sales commissions	4,980	4,801
Stock-based compensation	14,815	14,023
Deferred income taxes	19,255	(192)
Net losses (gains) on investments and derivatives	492	(4,751)
Equity in net income of affiliates, net of amortization	(3,571)	(3,859)
Dividends received from affiliates	5,374	3,092
Consolidated CLO entities' operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(2,955)	3,052
Amortization	(421)	(201)
Net decrease in other assets and liabilities, including cash	(134,112)	(11,438)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	1,442	(8,941)
Investments in trading securities	(70,878)	(40,908)
Deferred sales commissions	(3,722)	(4,207)
Other assets	2,885	(7,167)
Accrued compensation	(104,172)	(86,898)
Accounts payable and accrued expenses	9,062	(2,251)
Other liabilities	8,311	5,776
Net cash used for operating activities	(170,901)	(72,206)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(1,706)	(1,002)
Net cash paid in acquisition	-	(81,269)
Proceeds from sale of investments	15,716	44,102
Purchase of investments	(18,226)	(344)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	207,994	74,972
Purchase of bank loans and other investments	(162,013)	(24,327)
Net cash provided by investing activities	41,765	12,132

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(26,872)	(43,507)
Proceeds from issuance of subsidiary equity	-	1,092
Proceeds from issuance of Voting Common Stock	59	-
Proceeds from issuance of Non-Voting Common Stock	26,075	59,673
Repurchase of Voting Common Stock	(77)	(73)
Repurchase of Non-Voting Common Stock	(43,539)	(13,282)
Principal repayments on notes receivable from stock option exercises	1,479	931
Excess tax benefit of stock option exercises	10,488	8,253
Dividends paid	(26,739)	(166,979)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(2,405)	8,924
Consolidated CLO entities' financing activities:
Repayment of line of credit	(247,789)	-
Repayment of redeemable preferred shares	(60,000)	-
Issuance of senior and subordinated notes and preferred shares	429,582	-
Principal repayments of senior note obligations	(29,868)	(38,607)
Net cash provided by (used for) financing activities	30,394	(183,575)
Effect of currency rate changes on cash and cash equivalents	(1,190)	(144)
Net decrease in cash and cash equivalents	(99,932)	(243,793)
Cash and cash equivalents, beginning of period	461,906	462,076
Cash and cash equivalents, end of period	$361,974	$218,283
Supplemental Cash Flow Information:
Cash paid for interest	$5,678	$113
Cash paid for interest by consolidated CLO entities	1,955	4,600
Cash paid for income taxes, net of refunds	3,519	3,812
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$87	$565
Exercise of stock options through issuance of notes receivable	1,372	4,464
Acquisition of non-controlling interests through issuance of subsidiary equity	9,935	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(776)	$(10,533)
Decrease in non-controlling interests	(745)	(10,155)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

The Company adopted the following accounting standard in fiscal 2014:

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

Effective November 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance provided in the ASU requires an entity to present separately, for each component of accumulated other comprehensive income, the current period reclassification of amounts into net income and identify each line item in the statement of net income that is affected by the reclassification. The adoption of the ASU was effective prospectively and did not have an impact on the Company’s results of operations, financial position or liquidity.

3.	Consolidated Sponsored Funds

Underlying investments held by consolidated sponsored funds are included in investments on the Company’s Consolidated Balance Sheets and classified as trading securities as of each balance sheet date presented. Net investment income related to these funds was included in gains and other investment income, net, on the Company’s Consolidated Statements of Income for all periods presented. Net investment income was partially offset by amounts attributable to non-controlling and other beneficial interest holders and recorded as such in the Company’s Consolidated Statements of Income for all periods presented.

The following table sets forth the balances related to consolidated sponsored funds that are included on the Company’s Consolidated Balance Sheets at January 31, 2014 and October 31, 2013 as well as the Company’s net interest in these funds:

(in thousands)	January 31, 2014	October 31, 2013
Investments	$140,962	$153,327
Other assets	16,992	13,799
Other liabilities	(25,921)	(31,008)
Redeemable non-controlling interests	(4,924)	(3,958)
Net interest in consolidated sponsored funds(1)	$127,109	$132,160

(1)	Excludes the Company's investment in consolidated CLO entities, which are discussed in Note 8.

In both the three months ended January 31, 2014 and 2013, the Company deconsolidated one sponsored fund.

4.	Investments

The following is a summary of investments at January 31, 2014 and October 31, 2013:

(in thousands)	January 31, 2014	October 31, 2013
Investment securities, trading:
Cash management assets	$91,614	$20,116
Consolidated sponsored funds	140,962	153,327
Separately managed accounts	60,513	62,081
Total investment securities, trading	293,089	235,524
Investment securities, available-for-sale	31,722	22,727
Investment in non-consolidated CLO entities	5,376	5,378
Investments in equity method investees	241,570	269,683
Investments, other	3,789	3,011
Total investments(1)	$575,546	$536,323

(1)	Excludes the Company's investment in consolidated CLO entities, which are discussed in Note 8.

Investment securities, trading

Investment securities classified as trading consist of cash management assets held by the Company, including certificates of deposit, commercial paper and corporate debt securities with original maturities ranging from three months to twenty-four months, and debt and equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. The Company seeds new fund and separate account investment strategies on a regular basis as a means of establishing investment records that can be used in marketing those strategies to retail and institutional clients. A separately managed account seeded by the Company for product development purposes is not a legal entity subject to consolidation, but rather an individual portfolio of securities in the Company’s name managed to establish an investment track record. For both consolidated funds and separately managed accounts, the Company looks through the construct of the portfolio to the underlying debt and equity securities and treats these securities as trading securities for accounting and disclosure purposes. The following is a summary of the fair value of investments classified as trading at January 31, 2014 and October 31, 2013:

(in thousands)	January 31, 2014	October 31, 2013
Cash management assets	$91,614	$20,116
Debt securities - consolidated sponsored funds and separately managed accounts	83,914	97,650
Equity securities - consolidated sponsored funds and separately managed accounts	117,561	117,758
Total investment securities, trading	$293,089	$235,524

During the three months ended January 31, 2014, the Company seeded investments in 2 sponsored funds. The Company did not seed any separately managed accounts during the three months ended January 31, 2014. During the three months ended January 31, 2013, the Company seeded investments in 7 sponsored funds and 5 separately managed accounts.

The Company recognized losses related to trading securities still held at the reporting date of $5.0 million and gains of $9.5 million for the three months ended January 31, 2014 and 2013, respectively.

Investment securities, available-for-sale

Investment securities classified as available-for-sale consist exclusively of seed investments in certain sponsored open-end funds, privately offered equity funds and closed-end funds where the Company has less than a 20 percent interest in the fund. The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at January 31, 2014 and October 31, 2013:

January 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$25,213	$7,198	$(689)	$31,722

October 31, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,459	$7,306	$(38)	$22,727

Net unrealized holding losses on investment securities classified as available-for-sale included in other comprehensive loss were $0.8 million and $3.9 million for the three months ended January 31, 2014 and 2013 respectively.

The Company reviewed gross unrealized losses of $0.7 million as of January 31, 2014 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $15.5 million at January 31, 2014. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Gains	$433	$4,909
Losses	(370)	-
Net realized gains	$63	$4,909

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor. The carrying value of this investment was $164.2 million and $175.5 million, at January 31, 2014 and October 31, 2013, respectively. At January 31, 2014, the Company’s investment in Hexavest consisted of $5.6 million of equity in the net assets of Hexavest, intangible assets of $35.5 million and goodwill of $132.6 million, net of a deferred tax liability of $9.5 million. At October 31, 2013, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $38.6 million and goodwill of $141.8 million, net of a deferred tax liability of $10.4 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income.

The Company will be obligated to make an additional payment in fiscal 2014 with respect to the acquired interest of Hexavest if it exceeds defined annual revenue thresholds during the twelve-month period ending August 31, 2014. The payment would be considered goodwill and would be recorded as an addition to the carrying amount of the equity method investment. In connection with the original transaction, the Company also acquired an option, executable in fiscal 2017, to purchase an additional 26 percent interest in Hexavest. As part of the purchase price allocation, a value of $8.3 million was assigned to this option. The option is included in other assets in the Company’s Consolidated Balance Sheet at January 31, 2014 and October 31, 2013.

The Company has a 7 percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.0 million and $4.9 million at January 31, 2014 and October 31, 2013, respectively.

The Company had equity-method investments in the following Eaton Vance-managed funds as of January 31, 2014 and October 31, 2013:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	January 31,	October 31,	January 31,	October 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Eaton Vance Atlanta Capital Select Equity Fund	30%	28%	$32,441	$25,207
Eaton Vance Municipal Opportunities Fund	36%	33%	10,580	10,420
Eaton Vance Real Estate Fund	37%	34%	9,831	9,820
Eaton Vance Focused Growth Opportunities Fund	33%	34%	7,047	6,870
Eaton Vance Focused Value Opportunities Fund	33%	34%	6,816	6,826
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	33%	30%	5,656	5,552
Eaton Vance Currency Income Advantage Fund	45%	-	976	-
Eaton Vance Hexavest Global Equity Fund	-	30%	-	24,592
Total			$73,347	$89,287

(1)	The carrying value of equity method investments in Company managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three months ended January 31, 2014 or 2013, respectively.

During the three months ended January 31, 2014 and 2013, the Company received dividends of $5.4 million and $3.1 million, respectively, from its investments in equity method investees.

5.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at January 31, 2014 and October 31, 2013:

January 31, 2014

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$29,196	$17,563	$-	$-	$46,759
Investments:
Investment securities, trading:
Cash management assets	-	91,614	-	-	91,614
Debt - consolidated sponsored funds and separately managed accounts	6,196	77,718	-	-	83,914
Equity - consolidated sponsored funds and separately managed accounts	58,347	59,214	-	-	117,561
Investment securities, available-for-sale	25,977	5,745	-	-	31,722
Investments in non-consolidated CLO entities(1)	-	-	-	5,376	5,376
Investments in equity method investees(2)	-	-	-	241,570	241,570
Investments, other(3)	-	61	-	3,728	3,789
Derivative instruments	-	3,573	-	-	3,573
Assets of consolidated CLO entities:
Cash equivalents	61,066	-	-	-	61,066
Bank loans and other investments	-	640,945	7	-	640,952
Total financial assets	$180,782	$896,433	$7	$250,674	$1,327,896

Financial liabilities:
Derivative instruments	$-	$1,806	$-	$-	$1,806
Securities sold, not yet purchased	-	727	-	-	727
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,649	639,394	-	642,043
Redeemable preferred shares	-	-	26,576	-	26,576
Total financial liabilities	$-	$5,182	$665,970	$-	$671,152

 October 31, 2013

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$104,261	$2,900	$-	$-	$107,161
Investments:
Investment securities, trading:
Cash management assets	-	20,116	-	-	20,116
Debt - consolidated sponsored funds and separately managed accounts	7,053	90,597	-	-	97,650
Equity - consolidated sponsored funds and separately managed accounts	61,615	56,143	-	-	117,758
Investment securities, available-for-sale	17,083	5,644	-	-	22,727
Investments in non-consolidated CLO entities(1)	-	-	-	5,378	5,378
Investments in equity method investees(2)	-	-	-	269,683	269,683
Investments, other(3)	-	60	-	2,951	3,011
Derivative instruments	-	334	-	-	334
Assets of consolidated CLO entities:
Cash equivalents	29,970	-	-	-	29,970
Bank loans and other investments	-	684,436	1,245	-	685,681
Total financial assets	$219,982	$860,230	$1,245	$278,012	$1,359,469

Financial liabilities:
Derivative instruments	$-	$8,412	$-	$-	$8,412
Securities sold, not yet purchased	-	687	-	-	687
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,651	276,476	-	279,127
Total financial liabilities	$-	$11,750	$276,476	$-	$288,226

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs.

The investments are carried at amortized cost unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value. There was no re-measurement of these assets during the three months ended January 31, 2014 or the twelve months ended October 31, 2013.

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

Investment securities, trading – debt

Debt securities classified as trading consist of debt obligations held in the portfolios of consolidated sponsored funds and separately managed accounts. Debt obligations (including short-term obligations with a remaining maturity of more than sixty days) are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Short-term obligations purchased with a remaining maturity of sixty days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates fair value. Depending upon the nature of the inputs, debt securities classified as trading are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – equity

Equity securities classified as trading consist of foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and asked prices. When valuing foreign equity securities that meet certain criteria as established by our fair value pricing service, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. The service utilizes a multi-factor model that considers such information as an issue’s local closing price and post-closing fluctuations in relevant general market and sector indices, currencies, depositary receipts and futures, as applicable. The size of the adjustment is determined by the observed changes in these factors since the close of the applicable foreign market. The pricing service uses a multiple regression methodology and back testing to validate the quality and correlations of their evaluations. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, equity securities classified as trading are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Liabilities of consolidated CLO entities

Liabilities of consolidated CLO entities include debt securities, senior and subordinated note obligations and redeemable preferred shares. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes and redeemable preferred shares are valued utilizing an income approach model in which one or more significant inputs are unobservable in the market. A full description of the valuation technique is included within the valuation process disclosure included below. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Transfers from Level 1 into Level 2(1)	$620	$-
Transfers from Level 2 into Level 1(2)	38	1,611

(1)	Transfers from Level 1 into Level 2 of the fair value measurement hierarchy primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.

(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

Level 3 assets and liabilities

The following table shows a reconciliation of the beginning and ending fair value measurements of assets and liabilities that are valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three months ended January 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	January 31, 2014		January 31, 2013
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$1,245	$276,476	$2,203	$443,946
Issuance of senior and subordinated notes and redeemable preferred shares	-	421,523	-	-
Net gains (losses) on investments and note obligations included in net income(1)	(1,238)	(2,161)	(36)	3,585
Payment-in-kind
Principal paydown	-	(29,868)	-	(38,607)
Transfers into Level 3(2)	-	-	491	-
Net transfers out of Level 3(3)	-	-	-	-
Ending balance	$7	$665,970	$2,658	$408,924
Change in unrealized (losses) gains included in net income relating to assets and liabilities held	$(1,238)	$(2,161)	$(36)	$3,585

(1)	Substantially all net gains and losses on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities including a loan that utilized a discount applied to the demanded yield.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities at January 31, 2014 and October 31, 2013:

January 31, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entities:

			Prepayment rate	30 percent
Senior and subordinated note			Recovery rate	70 percent
obligations and redeemable			Default rate	100-200 bps
preferred shares	$665,970	Income approach	Discount rate	85-700 bps

October 31, 2013		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

Liabilities of consolidated CLO entities:

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$276,476	Income approach	Discount rate	105-375 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

Valuation process

Senior and subordinated note obligations and redeemable preferred shares of the Company’s consolidated CLO entities are issued in various tranches with different risk profiles. The notes and redeemable preferred shares are valued on a quarterly basis by the Company’s bank loan investment team utilizing an income approach that projects the cash flows of the collateral assets using the team’s projected default rate, prepayment rate, recovery rate and discount rate, as well as observable assumptions about market yields, collateral reimbursement assumptions, callability and other market factors that vary based on the nature of the investments in the underlying collateral pool. Once the undiscounted cash flows of the collateral assets have been determined, the bank loan team applies appropriate discount rates that it believes a reasonable market participant would use to determine the discounted cash flow valuation of the notes and redeemable preferred shares. The bank loan team routinely monitors market conditions and model inputs for cyclical and secular changes in order to identify any material factors that could influence the Company’s valuation method. The bank loan team reports directly to the Chief Income Investment Officer.

Sensitivity to changes in significant unobservable inputs

For senior and subordinated notes and redeemable preferred shares issued by the Company’s consolidated CLO entities, increases (decreases) in discount rates, default rates or prepayment rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) in recovery rates in isolation would result in higher (lower) fair value measurements. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for discount rates and a directionally opposite change in the assumptions used for prepayment and recovery rates.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in different estimates of fair value at the reporting date.

6. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three months ended January 31, 2014, the Company reclassified into interest expense $0.1 million of deferred gains related to a forward-starting interest rate swap in connection with the Company’s 2013 issuance of 3.625 percent ten-year Senior Notes due in June 2023. At January 31, 2014, the remaining unamortized gain on this transaction was $1.9 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the three months ended January 31, 2014 and 2013, the Company reclassified into interest expense $0.1 million of the loss on a Treasury lock transaction in connection with the Company’s 2007 issuance of ten-year 6.5 percent Senior Notes due in October 2017. At January 31, 2014, the remaining unamortized loss on this transaction was $0.8 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss on the Treasury lock transaction into interest expense.

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

At January 31, 2014 and October 31, 2013, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 95 and 42 foreign exchange contracts outstanding with five counterparties with an aggregate notional value of $72.0 million and $59.1 million, respectively; 2,585 and 2,711 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $179.3 million and $200.7 million, respectively; and 276 and 217 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $19.2 million and $12.9 million, respectively. The number of derivative contracts outstanding and the notional values they represent at January 31, 2014 and October 31, 2013 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of January 31, 2014 and October 31, 2013:

January 31, 2014

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$1,347	Other liabilities	$93
Stock index futures contracts	Other assets	1,821	Other liabilities	1,337
Commodity futures contracts	Other assets	405	Other liabilities	376
Total		$3,573		$1,806

October 31, 2013

	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$34	Other liabilities	$981
Stock index futures contracts	Other assets	81	Other liabilities	7,288
Commodity futures contracts	Other assets	219	Other liabilities	143
Total		$334		$8,412

The following is a summary of the net gains (losses) recognized in income for the three months ended January 31, 2014 and 2013:

	Income Statement	Three Months Ended January 31,
(in thousands)	Location	2014	2013
Foreign exchange contracts	Gains and other investment income, net	$1,426	$346
Stock index futures contracts	Gains and other investment income, net	2,155	(10,030)
Commodity futures contracts	Gains and other investment income, net	15	(349)
Total		$3,596	$(10,033)

7. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at January 31, 2014 and October 31, 2013:

	January 31, 2014			October 31, 2013
(in thousands)	Carrying Value	Fair Value	Fair Value level	Carrying Value	Fair Value	Fair Value level
Investments, other	$3,734	$3,734	3	$2,951	$2,951	3
Other assets	$7,445	$7,445	3	$7,960	$7,960	3
Debt	$573,538	$609,342	2	$573,499	$611,081	2

Included in investments, other, is a non-controlling capital interest in ACM Holdings carried at $2.0 million. The Company’s interest in ACM Holdings is non-voting and entitles the Company to receive $2.0 million when put or call options for certain non-controlling interests of Atlanta Capital are exercised. The carrying value of this investment approximates fair value. Fair value of the investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets is a five-year option to acquire an additional 26 percent interest in Hexavest. The $7.4 million carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

Fair value measurements of other financial instruments of consolidated CLO entities

Eaton Vance CLO 2013-1 was initially consolidated by the Company in the fourth quarter of fiscal 2013 when the senior and subordinated note obligations and preferred shares of the entity were priced, although not issued. The Company did not elect the fair value option for the warehouse stage liabilities of Eaton Vance CLO 2013-1 upon initial consolidation, but did irrevocably elect the fair value option for the senior and subordinated note obligations and redeemable preferred shares that the entity issued at closing. The following is a summary of the carrying amounts and estimated fair values of the warehouse stage liabilities at October 31, 2013:

	October 31, 2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level
Line of credit	$247,789	$247,789	2
Redeemable preferred shares	$64,952	$64,952	3

The line of credit was a non-recourse revolving facility that was used to fund purchases of portfolio investments in floating-rate bank loans during the warehouse phase of the entity, prior to the entity’s issuance of senior interests and preferred shares at closing. Advances under the line of credit were used to acquire bank loans, which were selected by the Company as portfolio manager and approved by the lender. Interest on the line of credit was calculated at a rate of one-month LIBOR plus a 140 basis point spread (1.57 percent at October 31, 2013). The LIBOR rate is considered a Level 2 observable input and the line of credit was classified within Level 2 of the fair value measurement hierarchy. The line of credit was paid in full on November 13, 2013 when the entity issued its senior interests and preferred shares. Carrying value approximated fair value at October 31, 2013.

The redeemable preferred shares, which had a par value of $60.0 million, represent mandatorily redeemable first loss obligations of the entity. Although the redeemable preferred shares had certain equity characteristics, the Company determined that they should be recorded as liabilities on the Company’s Consolidated Balance Sheet at October 31, 2013. The redeemable preferred shares did not have a stated interest rate, but rather entitled the holder to a residual interest in the entity during the warehouse phase, representing the spread between the interest collected on the portfolio assets and the interest paid on the line of credit between entity inception and the issuance of senior interests and preferred shares at closing, net of administrative expenses, without limit. The redeemable preferred shares were classified within Level 3 of the fair value measurement hierarchy. At October 31, 2013, the redeemable preferred shares were carried at an estimated redemption value of $64.9 million (initial investment plus accrued residual interest of $4.9 million), which approximated fair value. The redeemable preferred shares were redeemed in full for $65.4 million upon the entity’s issuance of senior interests and preferred shares at closing on November 13, 2013.

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

Investments in VIEs that are consolidated

Sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 3. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are disclosed in Note 19.

Consolidated CLO entities

The Company deems itself to be the primary beneficiary of two non-recourse CLO entities, Eaton Vance CLO IX and Eaton Vance CLO 2013-1. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it has a more than insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined expose the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO 2013-1, the Company determined that it has a more than insignificant variable interest in the entity by virtue of its 20 percent residual interest in the entity. In addition, in its role as collateral manager of both entities, the Company has the power to direct the activities that most significantly impact the economic performance of the entities. In each case, the Company’s variable interests represent an obligation to absorb losses of or a right to receive benefits from the entity that could potentially be significant to the entity. In consideration of these factors, the Company concluded that it was the primary beneficiary of these two CLO entities for consolidation accounting purposes.

The significance of the Company’s variable interests in these entities is greater than the significance of the Company’s investments in non-consolidated CLO entities in which the Company also holds variable interests and serves as collateral manager.

The assets of consolidated CLO entities are held solely as collateral to satisfy the obligations of the entities. The Company has no right to the benefits from, nor does the Company bear the risks associated with, the assets held by these CLO entities beyond the Company’s beneficial interest therein and management fees generated from the entities. The note holders and other creditors of the CLO entities have no recourse to the Company’s general assets. There are neither explicit arrangements nor does the Company hold implicit variable interests that would require the Company to provide any ongoing financial support to the entities.

Interest income and expense are recorded on an accrual basis and reported as gains (losses) and other investment income, net, and as interest expense in other income (expense), respectively, of the consolidated CLO entities on the Company’s Consolidated Statements of Income for the three months ended January 31, 2014 and 2013. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

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

The following tables present, as of January 31, 2014 and October 31, 2013, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

January 31, 2014

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$217,810	$500	$264,167
Unpaid principal balance (over) under fair value	1,141	(500)	(13,901)
Fair value	$218,951	$-	$250,266

October 31, 2013

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$255,474	$500	$294,037
Unpaid principal balance over fair value	(364)	(500)	(14,910)
Fair value	$255,110	$-	$279,127

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net gains of $0.5 million in both the three months ended January 31, 2014 and 2013, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $1.0 million and $3.6 million, respectively. The combined net losses of $0.5 million and $3.1 million for the three months ended January 31, 2014 and 2013, respectively, were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income for those periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the three months ended January 31, 2014 and 2013, $29.9 million and $38.6 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value to repay the senior notes in full.

For the three months ended January 31, 2014 and 2013, the Company recorded net income of $0.3 million and a net loss of $2.5 million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $0.6 million and $3.3 million for the three months ended January 31, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.8 million for each of the three month periods ended January 31, 2014 and 2013.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at January 31, 2014 and October 31, 2013:

	January 31,	October 31,
(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$33,955	$30,462
Bank loans and other investments	224,207	261,529
Other assets	1,221	514
Liabilities:
Senior and subordinated note obligations	250,266	279,127
Other liabilities	375	4,046
Appropriated retained earnings	7,062	7,618
Net interest in Eaton Vance CLO IX	$1,680	$1,714

The Company had a subordinated interest in Eaton Vance CLO IX of $1.4 million and $1.5 million as of January 31, 2014 and October 31, 2013, respectively, which was eliminated in consolidation.

Eaton Vance CLO 2013-1

Eaton Vance CLO 2013-1 began as a warehouse stage CLO in December 2012. During the warehouse phase, all of the subordinated interests of the entity in the form of redeemable preferred shares were controlled by affiliates of an investment manager unrelated to the Company. The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2013-1 upon its initial consolidation on October 11, 2013, when the senior note obligations and redeemable preferred shares of the CLO were priced. At pricing, the Company entered into a trade commitment to acquire 20 percent of the redeemable preferred shares of the entity to be issued at closing on November 13, 2013, representing a variable, although not beneficial, interest in the entity as of October 31, 2013.

The Company did not elect the fair value option on the warehouse line of credit and redeemable preferred shares at pricing, as these liabilities were temporary in nature. The warehouse line of credit and the redeemable preferred shares were extinguished, and new senior note obligations and redeemable preferred shares were issued at closing on November 13, 2013. The Company irrevocably elected the fair value option for the senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 upon their issuance.

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 and the carrying value of the assets that are held to provide the cash flows for those beneficial interests. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains (losses) and other investment income, net, in the Consolidated Statements of Income.

During the three months ended January 31, 2014, approximately $4.8 million of organizational and structuring costs associated with the closing of Eaton Vance CLO 2013-1 were recorded in interest and other expense in the Consolidated Statement of Income.

The following table presents, as of January 31, 2014 and October 31, 2013, the fair value of Eaton Vance CLO 2013-1’s assets and liabilities that are subject to fair value accounting:

January 31, 2014

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior note obligations and redeemable preferred shares
Unpaid principal balance	$414,160	$-	$421,523
Unpaid principal balance (over) under fair value	2,584	-	(3,170)
Fair value	$416,744	$-	$418,353

October 31, 2013

	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$421,830	$-
Unpaid principal balance under fair value	2,322	-
Fair value	$424,152	$-

During the three months ended January 31, 2014, the change in the fair value of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net gains of $0.3 million, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $3.2 million. The combined net gains of $3.5 million for the three months ended January 31, 2014 were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income.

Eaton Vance CLO 2013-1 has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 1.36 percent to 5.75 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO 2013-1 mature on November 13, 2024. Prepayments received on bank loans and other investments by Eaton Vance CLO 2013-1 prior to November 2017 will be reinvested.

For the three months ended January 31, 2014, the Company recorded net income of $0.5 million, related to Eaton Vance CLO 2013-1. The Company recorded net losses attributable to other beneficial interests of $0.3 million for the three months ended January 31, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.2 million for the three months ended January 31, 2014.

The following carrying amounts related to Eaton Vance CLO 2013-1 were included in the Company’s Consolidated Balance Sheets at January 31, 2014 and October 31, 2013:

	January 31,	October 31,
(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$28,089	$6,179
Bank loans and other investments	416,744	424,152
Other assets	1,785	5,300
Liabilities:
Line of credit	-	247,789
Senior note obligations	391,777	-
Redeemable preferred shares	26,576	64,952
Other liabilities	17,065	120,259
Appropriated retained earnings	2,883	2,631
Net interest in Eaton Vance CLO 2013-1	$8,317	$-

As of January 31, 2014 and October 31, 2013, other liabilities included $15.9 million and $118.2 million, respectively, due to brokers for collateral asset purchases.

The Company had a subordinated interest in Eaton Vance CLO 2013-1 of $8.0 million as of January 31, 2014, which was eliminated in consolidation.

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as either equity method investments (generally when the Company owns more than 20 percent but less than 50 percent of the fund) or as available-for-sale investments (generally when the Company owns less than 20 percent of the fund) when it is not considered the primary beneficiary of those VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 4.

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

At January 31, 2014 and October 31, 2013, the Company held a 16.7 percent subordinated interest in a warehouse stage CLO entity, Eaton Vance CLO 2013-A. The Company has determined that it does not hold the power to direct the activities of Eaton Vance CLO 2013-A during the warehouse stage of the entity as that power is shared with the majority holder of the equity during this stage. As a result, the Company did not consolidate this entity as of either January 31, 2014 or October 31, 2013.

Non-consolidated CLO entities had total assets of $2.0 billion and $1.9 billion as of January 31, 2014 and October 31, 2013, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The

Company’s investment in these entities totaled $5.4 million as of January 31, 2014 and October 31, 2013, respectively. Collateral management fees receivable for these CLO entities totaled $2.1 million on January 31, 2014 and October 31, 2013, respectively. In the first three months of fiscal 2014, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of January 31, 2014.

The Company’s investment in non-consolidated CLO entities is carried at amortized cost and is disclosed as a component of investments in Note 4. Income from these entities is recorded as a component of gains and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $9.7 billion and $9.8 billion as of January 31, 2014 and October 31, 2013, respectively. The Company has determined that these entities qualify for the Investment Company deferral and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $5.7 million and $5.6 million on January 31, 2014 and October 31, 2013, respectively, and investment advisory fees receivable totaling $0.5 million on January 31, 2014 and October 31, 2013, respectively. In the first three months of fiscal 2013, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of January 31, 2014. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 4. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

9. Acquisitions

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric Portfolio Associates (“Parametric”) to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“PP LP”), whose sole asset is ownership interests in Parametric. The PP LP ownership interests acquired in the exchange contain put and call features that become exercisable over a four-year period starting in 2018. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

Atlanta Capital

In fiscal 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of these transactions was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transactions settled in December 2013 and increased the Company’s capital ownership interest in Atlanta Capital from 99.4 percent to 99.9 percent and increased the Company’s profit ownership interest from 80.3 percent to 87.5 percent.

10. Intangible Assets

The following is a summary of intangible assets at January 31, 2014 and October 31, 2013:

January 31, 2014

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(70,014)	$63,913
Intellectual property acquired	1,000	(207)	793
Trademark acquired	900	(139)	761

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(70,360)	$72,175

October 31, 2013

(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(67,703)	$66,224
Intellectual property acquired	1,000	(191)	809
Trademark acquired	900	(107)	793

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(68,001)	$74,534

Amortization expense was $2.4 million and $2.1 million for the three months ended January 31, 2014 and 2013, respectively. Estimated remaining amortization expense for the next five years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2014	$7,049
2015	9,183
2016	8,741
2017	8,628
2018	8,599
2019	4,623

11. Stock-Based Compensation Plans

The Company recognized total compensation cost related to its stock-based compensation plans as follows:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Omnibus Incentive Plans:
Stock options	$4,381	$3,848
Restricted shares	7,623	8,429
Phantom stock units	57	144
Employee Stock Purchase Plan	383	376
Incentive Plan – Stock Alternative	94	196
Atlanta Capital Plan	613	351
Parametric Plan	1,721	823
Total stock-based compensation expense	$14,872	$14,167

The total income tax benefit recognized for stock-based compensation arrangements was $5.3 million and $5.5 million for the three months ended January 31, 2014 and 2013, respectively.

Omnibus Incentive Plans

2013 Omnibus Incentive Plan (“the 2013 Plan”)

On October 23, 2013, the Board of Directors (the “Board”) approved the 2013 Plan to replace the 2008 Plan. The 2013 Plan, which is administered by the Compensation Committee of the Board, allows for awards of stock options, restricted shares and phantom stock units to eligible employees and non-employee Directors. Options to purchase Non-Voting Common Stock granted under the 2013 Plan expire ten years from the date of grant, vest over five years and may not be granted with an exercise price that is less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2013 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2013 Plan vest over two years. The 2013 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 12.5 million shares of Non-Voting Common Stock have been reserved for issuance under the 2013 Plan. Through January 31, 2014, 0.9 million restricted shares and options to purchase 1.7 million shares have been issued pursuant to the 2013 Plan.

2008 Omnibus Incentive Plan (“the 2008 Plan”)

Options to purchase Non-Voting Common Stock previously granted under the 2008 Plan expire ten years from the date of grant, vest over five years and were granted with an exercise price that was not less than the fair market value of the stock as of the close of business on the date of grant. Restricted shares of Non-Voting Common Stock granted under the 2008 Plan vest over five years and may be subject to performance goals. These performance goals generally relate to the achievement of specified levels of adjusted operating income. Phantom stock units granted under the 2008 Plan vest over two years. The 2008 Plan contains change in control provisions that may accelerate the vesting of awards. A total of 19.8 million shares of Non-Voting Common Stock have been reserved for issuance under the 2008 Plan. Through January 31, 2014, after giving effect to certain anti-dilution adjustments made in connection with the special dividend declared and paid in December 2012, 6.3 million restricted shares and options to purchase 14.5 million shares have been issued pursuant to the 2008 Plan.

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

The weighted-average fair value per share of stock options granted during the three months ended January 31, 2014 and 2013 using the Black-Scholes option pricing model were as follows:

	2014	2013
Weighted-average grant date fair value of options granted	$13.35	$7.67

Assumptions:
Dividend yield	2.1%	2.8% to 5.5%
Volatility	36% to 37%	36%
Risk-free interest rate	2.1% to 2.4%	1.2% to 1.3%
Expected life of options	6.9 years	7.1 years

Stock option transactions under the 2013 Plan and predecessor plans for the three months ended January 31, 2014 are summarized in the below table.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,911	$28.43
Granted	1,696	41.89
Exercised	(1,045)	23.67
Forfeited/expired	(62)	27.01
Options outstanding, end of period	24,500	$29.57	5.0	$241,475
Options exercisable, end of period	16,618	$29.29	3.5	$172,649
Vested or expected to vest	24,453	$29.56	5.0	$241,284

The Company received $23.4 million and $56.6 million related to the exercise of options for the three months ended January 31, 2014 and 2013, respectively. Options exercised represent newly issued shares. The total intrinsic value of options exercised during the three months ended January 31, 2014 and 2013 was $19.3 million and $35.3 million, respectively. The total fair value of options that vested during the three months ended January 31, 2014 was $19.0 million.

As of January 31, 2014, there was $44.7 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Shares

The Company’s restricted share awards are generally subject to graduated vesting schedules. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the service periods underlying the awards. As of January 31, 2014, there was $99.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.4 years.

A summary of the Company's restricted share activity for the three months ended January 31, 2014 under the 2013 Plan and predecessor plans are summarized in the below table:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,911	$27.60
Granted	1,075	41.89
Vested	(1,139)	27.21
Forfeited	(38)	29.40
Unvested, end of period	3,809	$31.73

The total fair value of restricted stock vested during the three months ended January 31, 2014 and 2013 was $31.0 million and $19.5 million, respectively.

Phantom Stock Units

In the three months ended January 31, 2014, 6,050 phantom stock units were issued to non-employee Directors pursuant to the 2013 Plan. Because these units are contingently forfeitable, compensation expense is recorded over the forfeiture period. The total liability paid out associated with phantom stock during the three months ended January 31, 2014 and 2013 was $0.5 million and $0.3 million, respectively. As of January 31, 2014, there was $0.3 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.4 years.

12. Common Stock Repurchases

The Company’s current share repurchase program was announced on January 15, 2014. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first three months of fiscal 2014, the Company purchased and retired approximately 0.2 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 7.8 million additional shares may be repurchased under the current authorization.

13. Non-operating Income (Expense)

The components of non-operating income (expense) for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Non-operating income (expense):
Interest and other income	$1,477	$604
Net (losses) gains on investments and derivatives	(489)	4,751
Net foreign currency losses	(575)	(148)
Gains and other investment income, net	413	5,207
Interest expense	(7,400)	(8,570)

Other income (expense) of consolidated CLO entities:
Interest income	5,755	4,845
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	2,954	(3,052)
Gains and other investment income, net	8,709	1,793
Structuring and closing fees	(4,847)	-
Interest expense	(2,988)	(4,221)
Interest and other expense	(7,835)	(4,221)
Total non-operating expense	$(6,113)	$(5,791)

14. Income Taxes

The provision for income taxes was $44.6 million and $35.9 million, or 37.8 percent and 37.9 percent of pre-tax income, for the three months ended January 31, 2014 and 2013, respectively. The provision for income taxes in the three months ended January 31, 2014 and 2013 is comprised of federal, state, and foreign taxes. The primary differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are state income taxes, income and losses recognized by the consolidated CLO entities, other non-controlling interests and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of January 31, 2014 or October 31, 2013.

The Company is currently under audit by several states. The tax authority of one state previously provided the Company with draft work papers challenging a tax position in the Company’s previously filed tax returns. During fiscal year 2013, the state’s tax authority and the Company agreed to settle all matters relating to the tax authority's audit of the fiscal years ended October 31, 2004 through October 31, 2009 in exchange for a lump sum payment of $19.6 million. The $19.6 million payment resulted in a net increase to income tax expense in fiscal year 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010; however, the Company is currently under audit by several states and has extended the statute of limitations for fiscal years 2007-2009 to enable these states to complete their audits.

15.	Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interest holders totaled $5.4 million and $12.3 million for the three months ended January 31, 2014 and 2013, respectively.

The components of net income attributable to non-controlling and other beneficial interests for the three months ended January 31, 2014 and 2013 were as follows:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Consolidated funds	$196	$(1,106)
Majority-owned subsidiaries	(3,483)	(3,899)
Non-controlling interest value adjustments(1)	(2,389)	(10,647)
Consolidated CLO entities	304	3,330
Net income attributable to non-controlling and other beneficial interests	$(5,372)	$(12,322)

(1)	Relates to non-controlling interests redeemable at other than fair value.

16.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive (loss) income, net of tax, are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains on available-for-sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2012	$(1,424)	$5,461	$(114)	$3,923
Other comprehensive income (loss) before reclassifications and tax	-	898	5	903
Tax impact	-	(342)	(1)	(343)
Reclassification adjustments, before tax	112	(4,776)	-	(4,664)
Tax impact	(40)	1,817	-	1,777
Net current-period other comprehensive income (loss)	72	(2,403)	4	(2,327)
Balance at January 31, 2013	$(1,352)	$3,058	$(110)	$1,596

Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	(358)	(13,045)	(13,403)
Tax impact	-	126	5,037	5,163
Reclassification adjustments, before tax	5	(401)	-	(396)
Tax impact	(2)	140	-	138
Net current-period other comprehensive income (loss)	3	(493)	(8,008)	(8,498)
Balance at January 31, 2014	$651	$4,011	$(13,337)	$(8,675)

(1) Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.

(2) Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net on the Consolidated Statements of Income.

17.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three months ended January 31, 2014 and 2013 using the two-class method:

	Three Months Ended
	January 31,
(in thousands, except per share data)	2014	2013
Net income attributable to Eaton Vance Corp. shareholders	$71,358	$49,805
Less: Allocation of earnings to participating restricted shares	1,875	4,581
Net income available to common shareholders	$69,483	$45,224
Weighted-average shares outstanding – basic	118,451	114,925
Incremental common shares	6,029	4,187
Weighted-average shares outstanding – diluted	124,480	119,112
Earnings per share:
Basic	$0.59	$0.39
Diluted	$0.56	$0.38

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 4.7 million and 6.9 million for the three months ended January 31, 2014 and 2013, respectively.

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

In July 2006, the Company committed to invest $15.0 million in a private equity partnership that invests in companies in the financial services industry. The Company has invested $14.2 million of the total $15.0 million of committed capital at January 31, 2014. The Company anticipates the remaining $0.8 million will likely be invested by March 2015.

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of January 31, 2014, the Company has $0.7 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

19.	Related Party Transactions

Sponsored Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed end funds for which certain employees are officers and/or directors. Substantially all of the services to these entities for which the Company earns a fee, including investment advisory, distribution, shareholder and administrative services, are provided under contracts that set forth the services to be provided and the fees to be charged. These contracts are subject to annual review and approval by the funds’ boards of directors or trustees. Revenues for services provided or related to these funds for the three months ended January 31, 2014 and 2013 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Investment advisory and administrative fees	$225,246	$192,192
Distribution fees	19,809	20,073
Service fees	32,291	31,130
Shareholder services fees	605	540
Other revenue	380	135
Total	$278,331	$244,070

For the three months ended January 31, 2014 and 2013, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.7 million and $2.8 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the three months ended January 31, 2014 and 2013 are as follows:

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Proceeds from sales	$15,544	$20,816
Net realized gains	63	4,909

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended January 31, 2014 and 2013, expenses of $5.3 million and $5.1 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory and other receivables at January 31, 2014 and October 31, 2013 are receivables due from sponsored funds of $96.1 million and $94.0 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans are written for a seven-year period, at varying fixed interest rates (currently ranging from 0.9 percent to 5.0 percent), are payable in annual installments commencing with the third year in which the loan is outstanding, and are collateralized by the stock issued upon exercise of the option. All loans under the program must be made on or before October 31, 2014. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.0 million and $7.1 million at January 31, 2014 and October 31, 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item includes statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, intentions or strategies regarding the future. All statements, other than statements of historical facts, included in this Form 10-Q regarding our financial position, business strategy and other plans and objectives for future operations are forward-looking statements. The terms “may”, “will”, “could”, “anticipate”, “plan”, “continue”, “project”, “intend”, “estimate”, “believe”, “expect” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. Although we believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, we can give no assurance that they will prove to have been correct or that we will take any actions that may now be planned. Certain important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” in Item 1A in our latest annual report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors. We do not assume any obligation to update any forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”) we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlay, and centralized portfolio management of multi-manager portfolios. We also oversee the management of investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity-based investments and a spectrum of absolute return strategies. As of January 31, 2014, we had $278.6 billion in assets under management.

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

Business Developments

Prevailing market conditions affect our managed asset levels, operating results and the recoverability of our investments. The Company’s ending consolidated assets under management decreased by $2.1 billion, or 1 percent, in the first quarter to $278.6 billion on January 31, 2014, reflecting net outflows and market price declines, most notably in emerging market strategies. Net outflows for the first quarter were concentrated in global income and alternatives, large-cap value equity, managed options and municipal bond mandates. Notable sources of net inflows for the quarter included floating-rate income and high yield bond mandates and implementation services. Average consolidated assets under management increased from the prior quarter by $10.9 billion, or 4 percent, to $282.3 billion in the first quarter.

Our overall average effective fee rate decreased to 51 basis points in the first quarter of fiscal 2014 from 59 basis points in the first quarter of fiscal 2013, reflecting the full impact of the Clifton acquisition, which was completed on December 31, 2012. Our average effective investment advisory and administrative fee rate decreased to 43 basis points in the first quarter of fiscal 2014 from 49 basis points in the first quarter of last year. The primary driver of our overall average effective fee rate continues to be the mix of assets by distribution channel and mandate and the timing of the recognition of performance fees.

Consolidated Assets under Management

Consolidated assets under management of $278.6 billion on January 31, 2014 increased $30.8 billion, or 12 percent from the $247.8 billion reported a year earlier. Consolidated assets under management on January 31, 2014 included $132.0 billion in long-term funds, $94.9 billion in institutional separate accounts, $19.4 billion in high-net-worth separate accounts, $32.1 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net inflows of $11.4 billion over the last twelve months reflect gross inflows of $44.8 billion offset by outflows of $33.4 billion. Institutional separate account net inflows were $5.9 billion, high-net-worth separate account net inflows were $0.5 billion and retail managed account net inflows were $0.5 billion over the past twelve months. Net price appreciation in managed assets increased assets under management by $12.6 million over the last twelve months.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. The “Implementation Services” category reflects the distinctive attributes of Parametric’s tax-managed core, centralized portfolio management and specialty index business lines as well as their futures- and options-based overlay and exposure management services.

Consolidated Assets under Management by Investment Mandate(1)(2)

	January 31,
(in millions)	2014	% of Total	2013	% of Total	% Change
Equity(3)	$90,765	32%	$86,518	35%	5%
Fixed income	43,339	16%	49,679	20%	-13%
Floating-rate income	44,073	16%	28,656	11%	54%
Alternative	13,171	5%	14,345	6%	-8%
Implementation services	87,010	31%	68,420	28%	27%
Cash management	211	0%	155	0%	36%
Total	$278,569	100%	$247,773	100%	12%

(1)Consolidated Eaton Vance Corp. See table on page 45 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2)Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.

(3)Includes assets in balanced accounts holding income securities.

Equity and implementation services assets under management included $59.2 billion and $48.9 billion of assets managed for after-tax returns on January 31, 2014 and 2013, respectively. Fixed income assets included $25.0 billion and $29.6 billion of tax-exempt municipal bond assets on January 31, 2014 and 2013, respectively.

Net outflows for long-term funds and separate accounts totaled $1.1 billion in the first quarter of fiscal 2014 compared to net inflows of $5.4 billion in the first quarter of fiscal 2013. Net flows into long-term funds were flat in the first quarter of fiscal 2014, reflecting gross inflows of $10.2 billion, net of redemptions of $10.3 billion. Net flows into long-term funds totaled $2.2 billion in the first quarter of fiscal 2013, reflecting gross inflows of $9.1 billion, net of redemptions of $6.9 billion.

Separate account net outflows totaled $1.0 billion in the first quarter of fiscal 2014 compared to net inflows of $3.2 billion in the first quarter of fiscal 2013. Institutional separate account net outflows totaled $0.7 billion in the first quarter of fiscal 2014 compared to net inflows of $3.0 billion in the first quarter of fiscal 2013, reflecting gross inflows of $16.8 billion and $6.8 billion in the first quarter of fiscal 2014 and 2013, respectively, net of withdrawals of $17.5 billion and $3.8 billion, respectively. High-net-worth account net outflows totaled $0.4 billion in the first quarter of fiscal 2014 compared to $0.2 billion of net inflows in the first quarter of fiscal 2013, reflecting gross inflows of $0.7 billion and $1.4 billion in the first quarter of fiscal 2014 and 2013, respectively, net of withdrawals of $1.1 billion and $1.2 billion, respectively. Retail managed account gross inflows of $1.8 billion were offset by withdrawals of $1.8 billion in the first quarter of fiscal 2014, while retail managed account gross inflows of $2.2 billion were offset by withdrawals of $2.2 billion in the first quarter of fiscal 2013.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three months ended January 31, 2014 and 2013:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended
	January 31,		%
(in millions)	2014	2013	Change
Equity assets - beginning of period(2)	$93,585	$80,782	16%
Sales and other inflows	3,785	4,496	-16%
Redemptions/outflows	(5,621)	(4,959)	13%
Net flows	(1,836)	(463)	297%
Assets acquired(4)	-	1,572	NM (3)
Exchanges	512	(8)	NM
Market value change	(1,496)	4,635	NM
Equity assets - end of period	$90,765	$86,518	5%
Fixed income assets - beginning of period	44,211	49,003	-10%
Sales and other inflows	2,451	3,377	-27%
Redemptions/outflows	(3,281)	(3,375)	-3%
Net flows	(830)	2	NM
Assets acquired(4)	-	472	NM
Exchanges	(99)	(22)	350%
Market value change	57	224	-75%
Fixed income assets - end of period	$43,339	$49,679	-13%
Floating-rate income assets - beginning of period	41,821	26,388	58%
Sales and other inflows	4,786	3,260	47%
Redemptions/outflows	(2,705)	(1,359)	99%
Net flows	2,081	1,901	9%
Exchanges	54	33	64%
Market value change	117	334	-65%
Floating-rate income assets - end of period	$44,073	$28,656	54%
Alternative assets - beginning of period	15,212	12,864	18%
Sales and other inflows	1,089	1,809	-40%
Redemptions/outflows	(2,989)	(1,055)	183%
Net flows	(1,900)	754	NM
Assets acquired(4)	-	650	NM
Exchanges	(48)	(13)	269%
Market value change	(93)	90	NM
Alternative assets - end of period	$13,171	$14,345	-8%
Implementation services assets - beginning of period	85,637	30,302	183%
Sales and other inflows	17,421	6,479	169%
Redemptions/outflows	(16,010)	(3,316)	383%
Net flows	1,411	3,163	-55%
Assets acquired(4)	-	32,064	NM
Exchanges	(453)	-	NM
Market value change	415	2,891	-86%
Implementation services assets - end of period	$87,010	$68,420	27%
Long-term assets - beginning of period	280,466	199,339	41%
Sales and other inflows	29,532	19,421	52%
Redemptions/outflows	(30,606)	(14,064)	118%
Net flows	(1,074)	5,357	NM
Assets acquired(4)	-	34,758	NM
Exchanges	(34)	(10)	240%
Market value change	(1,000)	8,174	NM
Total long-term assets - end of period	$278,358	$247,618	12%
Cash management fund assets - end of period	211	155	36%
Total assets under management - end of period	$278,569	$247,773	12%

(1)	Consolidated Eaton Vance Corp. See table on page 45 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Represents Clifton assets acquired on December 31, 2012.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended
	January 31,		%
(in millions)	2014	2013	Change
Long-term fund assets - beginning of period	$133,198	$113,249	18%
Sales and other inflows	10,234	9,079	13%
Redemptions/outflows	(10,262)	(6,876)	49%
Net flows	(28)	2,203	NM
Assets acquired(2)	-	638	NM
Exchanges	(34)	(19)	79%
Market value change	(1,152)	3,091	NM
Long-term fund assets - end of period	$131,984	$119,162	11%
Institutional separate account assets - beginning of period	95,724	43,338	121%
Sales and other inflows	16,802	6,785	148%
Redemptions/outflows	(17,472)	(3,821)	357%
Net flows	(670)	2,964	NM
Assets acquired(2)	-	34,120	NM
Exchanges	-	5	NM
Market value change	(185)	2,923	NM
Institutional separate account assets - end of period	$94,869	$83,350	14%
High-net-worth separate account assets - beginning of period	19,699	15,036	31%
Sales and other inflows	714	1,379	-48%
Redemptions/outflows	(1,104)	(1,198)	-8%
Net flows	(390)	181	NM
Exchanges	-	(15)	NM
Market value change	65	1,043	-94%
High-net-worth separate account assets - end of period	$19,374	$16,245	19%
Retail managed account assets - beginning of period	31,845	27,716	15%
Sales and other inflows	1,782	2,178	-18%
Redemptions/outflows	(1,768)	(2,169)	-18%
Net flows	14	9	56%
Exchanges	-	19	NM
Market value change	272	1,117	-76%
Retail managed account assets - end of period	$32,131	$28,861	11%
Total long-term assets - beginning of period	280,466	199,339	41%
Sales and other inflows	29,532	19,421	52%
Redemptions/outflows	(30,606)	(14,064)	118%
Net flows	(1,074)	5,357	NM
Assets acquired(2)	-	34,758	NM
Exchanges	(34)	(10)	240%
Market value change	(1,000)	8,174	NM
Total long-term assets - end of period	$278,358	$247,618	12%
Cash management fund assets - end of period	211	155	36%
Total assets under management - end of period	$278,569	$247,773	12%

(1) Consolidated Eaton Vance Corp. See page 45 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2) Represents Clifton assets acquired on December 31, 2012.

The following table summarizes our consolidated assets under management by investment affiliate as of January 31, 2014 and 2013:

Consolidated Assets under Management by Investment Affiliate (1)

	Three Months Ended
	January 31,		%
(in millions)	2014	2013	Change
Eaton Vance Management (2)	$142,931	$134,554	6%
Parametric	116,442	96,725	20%
Atlanta Capital	19,196	16,494	16%
Total	$278,569	$247,773	12%

(1)	Consolidated Eaton Vance Corp. See page 45 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of January 31, 2014, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $16.1 billion of client assets, an increase of 11 percent from the $14.5 billion of managed assets on January 31, 2013. Net outflows from Hexavest-managed funds and separate accounts were $0.4 billion in the first quarter of fiscal 2014 compared to net inflows of $1.9 billion in the first quarter of fiscal 2013. Other than Eaton Vance-sponsored funds for which Hexavest is advisor or sub-advisor, the managed assets of Hexavest are not included in Eaton Vance consolidated totals. The following table summarizes assets under management and asset flow information for Hexavest for the three months ended January 31, 2014 and 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended
	January 31,		%
(in millions)	2014	2013	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$211	$37	470%
Sales and other inflows	30	94	-68%
Redemptions/outflows	(25)	(5)	400%
Net flows	5	89	-94%
Market value change	(4)	9	NM
Eaton Vance sponsored funds - end of period	$212	$135	57%
Eaton Vance distributed separate accounts - beginning of period(2)	$1,574	$-	NM
Sales and other inflows	76	1,148	-93%
Redemptions/outflows	(5)	-	NM
Net flows	71	1,148	-94%
Exchanges	(235)	-	NM
Market value change	(27)	37	NM
Eaton Vance distributed separate accounts - end of period	$1,383	$1,185	17%
Total Eaton Vance distributed - beginning of period	$1,785	$37	NM
Sales and other inflows	106	1,242	-91%
Redemptions/outflows	(30)	(5)	500%
Net flows	76	1,237	-94%
Exchanges	(235)	-	NM
Market value change	(31)	46	NM
Total Eaton Vance distributed - end of period	$1,595	$1,320	21%
Hexavest directly distributed - beginning of period(3)	$15,136	$12,073	25%
Sales and other inflows	440	920	-52%
Redemptions/outflows	(960)	(263)	265%
Net flows	(520)	657	NM
Exchanges	235	-	NM
Market value change	(308)	494	NM
Hexavest directly distributed - end of period	$14,543	$13,224	10%
Total Hexavest assets - beginning of period	$16,921	$12,110	40%
Sales and other inflows	546	2,162	-75%
Redemptions/outflows	(990)	(268)	269%
Net flows	(444)	1,894	NM
Exchanges	-	-	NM
Market value change	(339)	540	NM
Total Hexavest assets - end of period	$16,138	$14,544	11%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is advisor or sub-advisor. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	January 31,
(in millions)	2014	% of Total	2013	% of Total	% Change
Open-end funds:
Class A	$29,537	11%	$29,496	12%	0%
Class B	611	0%	911	0%	-33%
Class C	9,631	3%	9,841	4%	-2%
Class I	41,664	15%	33,527	14%	24%
Class N	2,107	1%	1,638	1%	29%
Class R	382	0%	310	0%	23%
Other(2)	1,456	1%	714	0%	104%
Total open-end funds	85,388	31%	76,437	31%	12%
Private funds(3)	21,870	7%	19,131	8%	14%
Closed-end funds	24,937	9%	23,749	9%	5%
Total fund assets	132,195	47%	119,317	48%	11%
Institutional account assets	94,869	34%	83,350	34%	14%
High-net-worth account assets	19,374	7%	16,245	6%	19%
Retail managed account assets	32,131	12%	28,861	12%	11%
Total separate account assets	146,374	53%	128,456	52%	14%
Total	$278,569	100%	$247,773	100%	12%

(1)	Consolidated Eaton Vance Corp. See page 45 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

We currently sell open-end mutual funds under the Eaton Vance and Parametric brands in five primary pricing structures: front-end load commission (“Class A”); level-load commission (“Class C”); institutional no-load (“Class I, also referred to as “Institutional Class”); retail no-load (“Class N,” referred to as “Investor Class” or “Advisors Class”); and retirement plan no-load (“Class R”). We waive the front-end sales load on Class A shares under certain circumstances and sell such shares at net asset value.  Class A shares are offered at net asset value (without a sales charge) to tax-deferred retirement plans and deferred compensation plans, and to clients of financial intermediaries who charge an ongoing fee for advisory, investment, consulting or similar services.  Class A shares are also offered at net asset value to clients of financial intermediaries that have entered into an agreement with Eaton Vance Distributors, Inc. (“EVD”) to offer Class A shares through a no-load network or platform, to certain separate account clients of Eaton Vance and its affiliates, and to certain persons affiliated with Eaton Vance.

Fund assets represented 47 percent of total assets under management on January 31, 2014, down from 48 percent on January 31, 2013, while separate account assets, which include institutional, high-net-worth and retail managed account assets, increased to 53 percent of total assets under management on January 31, 2014 from 52 percent on January 31, 2013. Fund assets under management decreased $1.2 billion, or 1 percent, from $133.4 billion on October 31, 2013, reflecting market price declines of $1.2 billion. Separate account assets under management decreased $0.9 billion, or 1 percent, from $147.3 billion on October 31, 2013, reflecting net outflows of $1.1 billion offset by market appreciation of $0.2 billion.

Consolidated average assets under management presented in the following table represent a monthly average by asset class. This table is intended to provide information useful in the analysis of our asset-based revenue and distribution expenses. Separate account investment advisory fees are generally calculated as a percentage of either beginning, average or ending quarterly assets. Fund investment advisory, administrative, distribution and service fees, as well as certain expenses, are generally calculated as a percentage of average daily assets.

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended
	January 31,		%
(in millions)	2014	2013	Change
Open-end funds:
Class A	$29,910	$29,036	3%
Class B	638	932	-32%
Class C	9,736	9,716	0%
Class I	42,200	31,540	34%
Class N	2,223	1,591	40%
Class R	381	307	24%
Other(2)	1,512	682	122%
Total open-end funds	86,600	73,804	17%
Private funds(3)	21,960	18,361	20%
Closed-end funds	25,083	23,385	7%
Total fund assets	133,643	115,550	16%
Institutional account assets	96,683	56,969	70%
High-net-worth account assets	19,716	15,668	26%
Retail managed account assets	32,246	28,037	15%
Total separate account assets	148,645	100,674	48%
Total	$282,288	$216,224	31%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes other classes of Eaton Vance open-end funds.
(3)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

We define adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share as net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share, respectively, adjusted to exclude changes in the estimated redemption value of non-controlling interests redeemable at other than fair value (“non-controlling interest value adjustments”), closed-end fund structuring fees and other items management deems non-recurring (such as the impact of special dividends, costs associated with the extinguishment of debt and tax settlements) or non-operating in nature. Adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share should not be construed to be a substitute for, or superior to, net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share computed in accordance with U.S. GAAP. We provide disclosures of adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share to reflect the fact that our management and Board of Directors consider these adjusted numbers a measure of the Company’s underlying operating performance.

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands, except per share data)	2014	2013	Change

Net income attributable to
Eaton Vance Corp. shareholders	$71,358	$49,805	43%
Non-controlling interest value adjustments(1)	2,389	10,647	-78%
Adjusted net income attributable to Eaton Vance Corp. shareholders	$73,747	$60,452	22%

Earnings per diluted share	$0.56	$0.38	47%
Non-controlling interest value adjustments	0.02	0.09	-78%
Special dividend adjustment(2)	-	0.03	NM
Adjusted earnings per diluted share	$0.58	$0.50	16%

(1)	Please see page 55, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $71.4 million, or $0.56 per diluted share, in the first quarter of fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $49.8 million, or $0.38 per diluted share, in the first quarter of fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $73.7 million, or $0.58 per diluted share, in the first quarter of fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $60.5 million, or $0.50 per diluted share, in the first quarter of fiscal 2013. The change in net income and, with certain exceptions, adjusted net income attributable to Eaton Vance Corp. shareholders can be primarily attributed to the following:

•	An increase in revenue of $41.7 million, or 13 percent, primarily due to a 31 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 51 basis points in the first quarter of fiscal 2014 from 59 basis points in the first quarter of fiscal 2013 as a result of the change in asset mix resulting from the Clifton acquisition in the first quarter of fiscal 2013 and the timing of the recognition of performance fees.

•	An increase in expenses of $18.2 million, or 8 percent, reflecting increases in compensation, distribution and service fees, amortization of deferred sales commissions, fund-related and other expenses.
•	A $4.8 million decrease in gains and other investment income, primarily due to a decrease in investment gains recognized on our seed capital portfolio.
•	A decrease of $1.2 million in interest expense, reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of fiscal 2013.
•	A $3.3 million increase other income (expense) of the Company’s consolidated CLO entities reflecting an improvement in the performance of the consolidated CLO entities.
•	An increase in income taxes of $8.7 million, or 24 percent, reflecting the increase in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	A decrease in net income attributable to non-controlling and other beneficial interests of $6.9 million, primarily reflecting a decrease in non-controlling interest value adjustments offset by a decrease in consolidated CLO entity net losses attributable to other beneficial holders.

Weighted average diluted shares outstanding increased by 5.4 million shares, or 5 percent, in the first quarter of fiscal 2014 over the first quarter of fiscal 2013. The change reflects an increase in the total number of shares outstanding due to the exercise of employee stock options and an increase in the dilutive effect of in-the-money options resulting from the 30 percent increase in the average share price over the prior year period.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 51 basis points in the first quarter of fiscal 2014 compared to 59 basis points in the first quarter of fiscal 2013. As noted above, the decrease in our average overall effective fee rate in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 can be primarily attributed to the full quarter impact of the acquisition of Clifton, whose business operates at a significantly lower average effective fee rate, and a decrease in performance fees recognized, as discussed in more detail below.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change

Investment advisory and administrative fees	$304,713	$263,281	16%
Distribution and underwriter fees	21,621	22,751	-5%
Service fees	32,291	31,130	4%
Other revenue	1,636	1,355	21%
Total revenue	$360,261	$318,517	13%

Investment advisory and administrative fees

Investment advisory and administrative fees are determined by contractual agreements with our sponsored funds and separate accounts, and are generally based upon a percentage of the market value of assets under management. Net asset flows and changes in the market value of managed assets affect the amount of managed assets on which investment advisory and administrative fees are earned, while changes in asset mix among different investment mandates and products affect our average effective fee rate. Investment advisory and administrative fees represented 85 percent of total revenue in the first quarter of fiscal 2014 compared to 83 percent in the first quarter of fiscal 2013.

The increase in investment advisory and administrative fees of 16 percent, or $41.4 million, in the first quarter of fiscal 2014 from the same period a year earlier can be primarily attributed to the 31 percent increase in average assets under management offset by a decline in our effective fee rate. The increase in average assets reflects strong organic growth over the last twelve months as well as the impact of the Clifton acquisition, which added $34.8 billion of primarily lower-fee implementation services to our consolidated assets under management. The decrease in our effective investment advisory and administrative fee rate to 43 basis points in the first quarter of fiscal 2014 from 49 basis points in the first quarter of fiscal 2013 reflects both the full quarter impact of the Clifton acquisition on product mix and a decrease in performance fees, which totaled approximately $140,000 in the first quarter of fiscal 2014 compared to $1.6 million in the first quarter of last year.

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

Distribution plan payments decreased 1 percent, or $0.3 million, to $19.8 million in the first quarter of fiscal 2014 from the same period a year earlier, reflecting decreases in average Class B fund distribution fees, offset by an increase in average Class A, Class R and certain private fund distribution fees.

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private equity funds for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change

Class A	$332	$212	57%
Class B	1,016	1,553	-35%
Class C	17,261	17,222	0%
Class R	241	191	26%
Private funds	959	895	7%
Total distribution plan payments	$19,809	$20,073	-1%

Underwriter fees and other distribution income decreased to $1.8 million in the first quarter of fiscal 2014, a decrease of 32 percent, or $0.9 million, over the same period a year earlier, primarily reflecting an decrease of $0.6 million in underwriter fees received on sales of Class A shares and a decrease of $0.4 million in contingent deferred sales charges received on certain Class A share redemptions.

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

Service fee revenue increased 4 percent, or $1.2 million, to $32.3 million in the first quarter of fiscal 2014 from the same period a year earlier, primarily reflecting a 6 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sublease income, increased by $0.3 million in the first quarter of fiscal 2014 over the same period a year ago, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased by 8 percent, or $18.2 million, in the first quarter of fiscal 2014 from the same period a year earlier, reflecting increases in compensation, distribution and service fees, amortization of deferred sales commissions, fund-related and other expenses as more fully described below.

The following table shows our operating expenses for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change
Compensation and related costs:
Cash compensation	$103,950	$94,662	10%
Stock-based compensation	14,872	14,167	5%
Total compensation and related costs	118,822	108,829	9%
Distribution expense	35,548	33,889	5%
Service fee expense	29,205	28,264	3%
Amortization of deferred sales commissions	4,970	4,783	4%
Fund-related expenses	8,453	7,424	14%
Other expenses	39,063	34,648	13%
Total expenses	$236,061	$217,837	8%

Compensation and related costs

Compensation expense increased by $10.0 million in the first quarter of fiscal 2014 from the same quarter a year earlier, reflecting increases in operating income-based incentives, base salaries and benefits and stock-based compensation, offset by decreases in sales-based incentives and other compensation.

The following table shows our compensation and related costs for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change
Base salaries and employee benefits	$51,845	$46,495	12%
Stock-based compensation	14,872	14,167	5%
Operating income-based incentives	36,668	30,752	19%
Sales and revenue-based incentives	14,068	15,590	-10%
Other compensation expense	1,369	1,825	-25%
Total	$118,822	$108,829	9%

Base salaries and employee benefits increased by 12 percent, or $5.4 million, primarily reflecting an increase in base compensation associated with higher headcount and annual merit increases, and an increase in employee benefits and payroll taxes. Stock-based compensation increased by 5 percent, or $0.7 million, in the first quarter of fiscal 2014, reflecting increases in headcount and expenses associated with subsidiary long-term equity plans. Operating-income based incentives increased by 19 percent, or $5.9 million, primarily reflecting an increase in pre-bonus adjusted operating income. Sales and revenue-based incentives decreased by 10 percent, or $1.5 million, primarily due to the decrease in gross sales on which sales-based incentives are paid. Other compensation expense decreased by 25 percent, or $0.5 million, reflecting reduced severance costs and sign-on bonuses.

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

The following table shows our distribution expense for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change
Class A share commissions	$1,163	$2,195	-47%
Class C share distribution fees	13,445	13,823	-3%
Closed-end fund dealer compensation payments	4,690	4,330	8%
Intermediary marketing support payments	11,810	9,740	21%
Discretionary marketing expenses	4,440	3,801	17%
Total	$35,548	$33,889	5%

Class A share commissions decreased by 47 percent, or $1.0 million, reflecting a decrease in certain Class A sales on which we pay a commission. Class C share distribution fees decreased by 3 percent, or $0.4 million, reflecting a decrease in Class C share assets held more than one year on which these fees are based. Closed-end fund dealer compensation payments increased 8 percent, or $0.4 million, reflecting an increase in average assets under management subject to those arrangements. Marketing expenses associated with intermediary marketing support payments to our distribution partners increased by 21 percent, or $2.1 million, reflecting increases in average assets subject to those arrangements. Discretionary marketing expenses increased by 17 percent, or $0.6 million, primarily reflecting an increase in the use of outside agencies.

Service fee expense

Service fees we receive from sponsored funds are generally retained in the first year and paid to broker-dealers thereafter pursuant to third-party service arrangements. These fees are calculated as a percent of average assets under management in certain share classes of our mutual funds (principally Classes A, B, C, N and R), as well as certain private funds. Service fee expense increased by 3 percent, or $0.9 million, in the first quarter of fiscal 2014 from the same quarter a year earlier, reflecting an increase in average assets retained more than one year in funds and share classes that are subject to service fees.

Amortization of deferred sales commissions

Amortization expense is affected by ongoing sales and redemptions of mutual fund Class C shares and certain private funds and redemptions of Class B shares. Amortization expense increased 4 percent in the first quarter of fiscal 2014 from the same period a year earlier, primarily reflecting an increase in average Class C shares’ deferred sales commissions. In the first quarter of fiscal 2014, 10 percent of total amortization related to Class B shares, 84 percent to Class C shares and 6 percent to privately offered equity funds. In the first quarter of fiscal 2013, 24 percent of total amortization related to Class B shares, 69 percent to Class C shares and 7 percent to privately offered equity funds.

Fund-related expenses

Fund-related expenses consist primarily of fees paid to sub-advisors, compliance costs and other fund-related expenses we incur. Fund-related expenses increased 14 percent, or $1.0 million, in the first quarter of fiscal 2014 over the same period a year earlier, primarily reflecting an increase in sub-advisory expenses associated with the use of unaffiliated sub-advisors for certain funds and an increase in other fund-related expenses.

Other expenses

Other expenses consist primarily of travel, facilities, information technology, professional services, communications and other miscellaneous corporate expenses, including the amortization of intangible assets.

The following table shows our other expense for the three months ended January 31, 2014 and 2013:

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change
Travel	$3,990	$3,271	22%
Communications	1,167	1,240	-6%
Information technology	15,354	12,101	27%
Professional services	3,341	2,976	12%
Facilities-related	9,714	9,933	-2%
Other corporate expense	5,497	5,127	7%
Total	$39,063	$34,648	13%

Other expenses increased by 13 percent, or $4.4 million, in the first quarter of fiscal 2014 from the same period a year earlier, primarily reflecting increases in information technology expense of $3.3 million, travel expense of $0.7 million, professional services expense of $0.4 million, and other corporate expenses of $0.4 million, offset by a decrease in facilities-related expenses of $0.2 million. The increase in information technology expense can be attributed to increases in software licensing and maintenance, market data and other information technology consulting expenses. The increase in travel expense relates to an overall increase in travel activity in the first quarter of fiscal 2014. The increase in professional services expense can be attributed to an increase in recruiting costs offset by a decrease in costs associated with corporate consulting engagements. The increase in other corporate expenses reflects increases in charitable giving and the amortization of intangibles assets related to the Clifton acquisition. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense.

Non-operating Income (Expense)

	Three Months Ended
	January 31,		%
(in thousands)	2014	2013	Change
Gains and other investment income, net	$413	$5,207	-92%
Interest expense	(7,400)	(8,570)	-14%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	8,709	1,793	386%
Interest and other expense	(7,835)	(4,221)	86%
Total non-operating (expense) income	$(6,113)	$(5,791)	6%

Gains and other investment income, net, declined 92 percent in the first quarter of fiscal 2014 compared to the same period a year ago, primarily reflecting a decline in gains recognized on our seed capital investments.

Interest expense decreased $1.2 million, or 14 percent, reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of fiscal 2013.

Net income of our consolidated CLO entities totaled $0.7 million in the first quarter of fiscal 2014, representing $0.9 million of other income and $0.1 million of other operating expenses. Approximately $0.3 million of consolidated CLO entity net losses were included in net income (loss) attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income (loss) of each entity. Net income attributable to Eaton Vance Corp. shareholders included $1.0 million of income associated with consolidated CLO entities in the first quarter of fiscal 2014, representing management fees earned by the Company, offset by the Company’s proportionate interest in the net income (losses) of the entities.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 37.8 percent in the first quarter of fiscal 2014 compared to 37.9 percent in the first quarter of fiscal 2013. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 37.7 percent and 36.7 percent in the first quarter of fiscal 2014 and 2013, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the first quarter of fiscal 2014 primarily reflects our 49 percent equity interest in Hexavest, our 7 percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage, most notably Eaton Vance Focused

Growth Opportunities Fund, Eaton Vance Focused Value Opportunities Fund, Eaton Vance Municipal Opportunities Fund, Eaton Vance Atlanta Capital Management Select Equity Fund, Eaton Vance Real Estate Fund, Eaton Vance Tax-Advantaged Bond Strategies Long-Term Fund and Eaton Vance Currency Income Advantage Fund. Equity in net income of affiliates, net of tax, increased by $0.1 million in the first quarter of fiscal 2014 over the same period a year earlier, primarily reflecting an increase in the Company’s proportionate net interest in the earnings of Hexavest offset by decreases in the Company’s proportionate net interests in the earnings of the private equity partnership and sponsored funds accounted for under the equity method.

Net Income Attributable to Non-controlling and Other Beneficial Interests

Net income attributable to non-controlling and other beneficial interests decreased by $7.0 million in the first quarter of fiscal 2014 from the same period a year earlier, reflecting an $8.3 million decrease in non-controlling interest value adjustments related to our majority owned subsidiaries and a $1.7 million decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds and majority owned subsidiaries, offset by a $3.0 million decrease in net losses attributable to other beneficial interest holders in the Company’s consolidated CLO entities.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries. Parametric Risk Advisors LLC (“Parametric Risk Advisors”) and Atlanta Capital Management Company LLC (“Atlanta Capital”) are limited liability companies that are treated as partnerships for tax purposes. Funds and the CLO entities we consolidate are registered investment companies or private funds that are treated as pass-through entities for tax purposes. Effective November 1, 2013 Parametric Risk Advisors income and expenses are recorded in Parametric’s tax filings.

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

The following table summarizes certain key financial data relating to our liquidity and capital resources on January 31, 2014 and October 31, 2013 and the uses of cash for the three months ended January 31, 2014 and 2013.

Balance Sheet and Cash Flow Data
	January 31,	October 31,
(in thousands)	2014	2013

Balance sheet data:
Assets:
Cash and cash equivalents	$361,974	$461,906
Investment advisory fees and other receivables	168,451	170,220
Total liquid assets	$530,425	$632,126

Investments	$575,546	$536,323

Liabilities:
Debt	$573,538	$573,499

	Three Months Ended
	January 31,
(in thousands)	2014	2013

Cash flow data:
Operating cash flows	$(170,901)	$(72,206)
Investing cash flows	41,765	12,132
Financing cash flows	30,394	(183,575)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 33 percent and 38 percent of total assets on January 31, 2014 and October 31, 2013, respectively, excluding those assets identified as assets of consolidated CLO entities. The Company’s seed investments in consolidated funds and separate accounts as well as $91.6 million and $20.1 million of cash management assets as of January 31, 2014 and October 31, 2013, respectively, are not treated as liquid assets because they may be longer term in nature.

The $101.7 million decrease in liquid assets in the first three months of fiscal 2014 primarily reflects net cash used for operating activities of $170.9 million, the payment of $26.7 million of dividends to shareholders, the repurchase of $43.5 million of Non-Voting Common Stock, the payment of $26.9 million to acquire additional interests in Atlanta Capital, offset by proceeds from the issuance of Non-Voting Common Stock of $26.1 million and the $137.8 million impact of consolidated CLO entity’s investing and financing activities.

On January 31, 2014, our debt consisted of $250 million in aggregate principal amount of 2017 Senior Notes and $325 million in aggregate principal amount of 2023 Senior Notes. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at January 31, 2014 or at any point during the fiscal quarter. We were in compliance with all debt covenants as of January 31, 2014.

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

Recoverability of our Investments

Our $575.5 million of investments as of January 31, 2014 consisted of our 49 percent equity interest in Hexavest, positions in Company-managed funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-managed funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at January 31, 2014.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first three months of fiscal 2014 that would indicate that an impairment loss exists at January 31, 2014.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first three months of fiscal 2014 that would indicate that an impairment loss exists at January 31, 2014.

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

Cash used for operating activities totaled $170.9 million in the first three months of fiscal 2014, an increase of $98.7 million from the $72.2 million of cash used for operating activities in the first three months of fiscal 2013. The increase in net cash used for operating activities year-over-year primarily reflects an increase in the net purchase of trading securities and an increase in net cash used in the operating activities of our consolidated CLO entities, partly offset by an increase in deferred taxes and a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash flows from investing activities consist primarily of the purchase of equipment and leasehold improvements, cash paid in acquisitions and the purchase and sale of available-for-sale investments in sponsored funds that we do not consolidate.

Cash provided by investing activities totaled $41.8 million in the first three months of fiscal 2014 compared to $12.1 million in the first three months of fiscal 2013. The increase in cash provided by investing activities year-over-year can be primarily attributed to a decrease in cash utilized for acquisitions in the first quarter of fiscal 2014, reflecting payments made to the sellers of Clifton and TABS of $67.2 million and $14.1 million, respectively, in the first quarter of fiscal 2013, offset by a decrease of $46.3 million in the net proceeds from sales and purchases of available-for-sale securities and a decrease of $4.7 million in the net proceeds from the sale and maturities of consolidated CLO entity investments.

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

Cash provided by financing activities totaled $30.4 million in the first three months of fiscal 2014 compared to cash used for financing activities of $183.6 million in the first three months of fiscal 2013. In the first quarter of fiscal 2014 we paid $26.9 million to acquire additional interests in Atlanta Capital, we repurchased and retired a total of 1.1 million shares of our Non-Voting Common Stock for $43.5 million under our authorized repurchase programs and we issued 2.2 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $26.1 million. As of January 31, 2014, we have authorization to purchase an additional 7.8 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends declared per share were $0.22 in the first quarter of fiscal 2014 compared to $1.20 per share in the first quarter of fiscal 2013. Dividends declared per share in the first quarter of fiscal 2013 included a one-time special dividend of $1.00 per share declared and paid in December 2012. We currently expect to declare and pay quarterly dividends on our Voting and Non-Voting Common Stock comparable to the dividend declared in the first quarter of fiscal 2014.

In the first quarter of fiscal 2014, cash provided by financing activities also included $337.7 million in principal payments made on senior notes, lines of credit and preferred shares of consolidated CLO entities as well as $429.6 million related to the issuance of new senior notes and preferred shares by those entities.

Contractual Obligations

The following table details our contractual obligations as of January 31, 2014:

	Payments due by period
		Less
		than 1	1-3	4-5	After 5
(in millions)	Total	Year	Years	Years	Years
Operating leases – facilities and equipment(1)	$372	$22	$40	$38	$272
Senior notes	575	-	-	250	325
Interest payments on senior notes	177	28	56	40	53
Investment in private equity partnership	1	-	1	-	-
Unrecognized tax benefits(2)	2	1	1	-	-
Total	$1,127	$51	$98	$328	$650

Contractual obligations of consolidated CLO entities:
Senior and subordinated note obligations and preferred shares	$701	$-	$-	$-	$701
Interest payments on senior and subordinated note obligations	100	11	21	21	47
Total contractual obligations of consolidated CLO entities	$801	$11	$21	$21	$748

(1)	Minimum payments have not been reduced by minimum sublease rentals of $2.0 million to be received in the future under non-cancelable subleases.
(2)	This amount includes unrecognized tax benefits along with accrued interest and penalties.

In July 2006, we committed to invest up to $15.0 million in a private equity partnership that invests in companies in the financial services industry. We had invested $14.2 million of the maximum $15.0 million as of January 31, 2014. The remaining commitment is included in the table above.

The Company will be obligated to make three additional annual contingent payments in respect of its acquisition of the TABS business in December 2008 based on prescribed multiples of TABS’s revenue for the twelve months ending December 31, 2014, 2015 and 2016. There is no defined floor or ceiling on such payments, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table.

The Company will be obligated to make an additional payment in respect of the acquired interest in Hexavest in fiscal 2014 if Hexavest exceeds defined annual revenue thresholds in the second twelve-month period following the closing. We also have the option to acquire an additional 26 percent interest in Hexavest in 2017. There is no defined floor or ceiling on any payment, resulting in significant uncertainty as to the amount of any payment in the future. Accordingly, future payments to be made have been excluded from the above table until such time as the uncertainty has been resolved. Although the amounts of these payments cannot be predicted with certainty, we anticipate they may be a significant use of cash in future years.

Interests held by non-controlling interest holders of Atlanta Capital and Parametric are not subject to mandatory redemption. The purchase of non-controlling interests is predicated on the exercise of a series of puts held by non-controlling interest holders and calls held by us. The puts provide the non-controlling interest holders the right to require us to purchase these retained interests at specific intervals over time, while the calls provide us with the right to require the non-controlling interest holders to sell their retained equity interests to us at specified intervals over time, as well as upon the occurrence of certain events such as death or permanent disability. As a result, there is significant uncertainty as to the timing of any non-controlling interest purchase in the future. Non-controlling interests are redeemable at fair value or based on a multiple of earnings before interest and taxes of the subsidiary, which is a measure that is intended to represent fair value. As a result, there is significant uncertainty as to the amount of any non-controlling interest purchase in the future. Accordingly, future payments to be made to purchase non-controlling interests have been excluded from the above table, unless a put or call option has been exercised and a mandatory firm commitment exists for us to purchase such non-controlling interests. Although the timing and amounts of these purchases cannot be predicted with certainty, we anticipate that the purchase of non-controlling interests in our consolidated subsidiaries may be a significant use of cash in future years.

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of January 31, 2014. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $90.9 million on January 31, 2014 compared to $74.9 million on October 31, 2013.

Redeemable non-controlling interests as of January 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $4.9 million, non-controlling interests in Atlanta Capital redeemable at other than fair value of $13.6 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $22.8 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put redeemable at fair value of $9.9 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital redeemable at fair value of $26.6 million and $12.9 million, respectively. Redeemable non-controlling interests as of October 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $4.0 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $13.6 million, respectively, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $13.9 million and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $24.9 million and $12.3 million, respectively.

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors, including the 10 percent interest subject to the fiscal 2013 call, for indirect ownership interests in

Parametric. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four year period beginning in 2018. Indirect capital and profit interests in Parametric issued in connection with the transaction totaled 0.8 percent on January 31, 2014. As a result of this exchange, Parametric became the sole owner of Parametric Risk Advisors effective November 1, 2013.

Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 5.1 percent at January 31, 2014, reflecting a 0.4 percent profit interest granted on November 1, 2013 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on January 31, 2014, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four year period beginning in 2014. Capital and profit interests in Parametric held by the Company decreased to 92.2 percent on January 31, 2014, reflecting the transactions described above.

In fiscal 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of the call and put options was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on the Company’s Consolidated Balance Sheet. The transactions settled in December 2013.

Non-controlling interest holders of Atlanta Capital have the right to sell a 3.1 percent profit interest and their remaining 0.1 percent capital interest in Atlanta Capital to the Company at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2014 and each year thereafter subject to certain restrictions. The non-controlling interest holders have the right to sell the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2014 and each year thereafter through October 31, 2017. The Company has the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2015 and each year thereafter through October 31, 2017. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Indirect profit interests in Atlanta Capital held by its employees, including profit interests granted under a long-term equity incentive plan, were 13.8 percent, reflecting the transactions above and a 1.2 percent profit interest granted on November 1, 2013. Capital interests in Atlanta Capital held by the Company increased to 99.9 percent and profit interests decreased to 86.2 percent, respectively, after reflecting the transactions described above.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian subsidiary as of January 31, 2014 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of January 31, 2014 the Company had approximately $12.1 million of undistributed earnings in our Canadian subsidiary that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The Company does not have a current plan to repatriate these funds.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide financing, liquidity, market or credit risk support or engage in any leasing activities that expose us to any liability that is not reflected in our Consolidated Financial Statements.

Critical Accounting Policies

There have been no updates to our critical accounting policies from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2013.

Accounting Developments

There have been no updates to the accounting developments from those disclosed in Management’s Discussion and Analysis of Financial Condition in our Form 10-K for the fiscal year ended October 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2013.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

There have been no material changes to our Risk Factors from those previously reported in our Form 10-K for the year ended October 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the first quarter of fiscal 2014:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
November 1, 2013 through
November 30, 2013	406,337	$41.93	406,337	1,535,197
December 1, 2013 through
December 31, 2013	279,608	$41.64	279,608	1,255,589
January 1, 2014 through
January 31, 2014	365,347	$40.66	365,347	7,799,819
Total	1,051,292	$41.42	1,051,292	7,799,819

(1)	We announced a share repurchase program on October 26, 2011, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on January 15, 2014. A total of 6,909,577 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on January 15, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: March 7, 2014
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

