Form 10-Q
period 2014-04-30
EATON VANCE CORP
filed 2014-06-06
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2014

or

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

Shares outstanding as of April 30, 2014:

Voting Common Stock – 396,455 shares

Non-Voting Common Stock – 120,325,521 shares

Eaton Vance Corp.

Form 10-Q

As of April 30, 2014 and for the

Three and Six Month Periods Ended April 30, 2014

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	April 30,	October 31,
(in thousands)	2014	2013

Assets

Cash and cash equivalents	$311,939	$461,906
Investment advisory fees and other receivables	171,538	170,220
Investments	648,567	536,323
Assets of consolidated collateralized loan obligation ("CLO") entities:
Cash and cash equivalents	67,107	36,641
Bank loans and other investments	601,179	685,681
Other assets	8,518	5,814
Deferred sales commissions	16,670	17,923
Deferred income taxes	53,435	61,139
Equipment and leasehold improvements, net	47,308	48,746
Intangible assets, net	69,816	74,534
Goodwill	228,876	228,876
Other assets	56,456	79,446
Total assets	$2,281,409	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	April 30,	October 31,
(in thousands, except share data)	2014	2013
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$97,233	$169,953
Accounts payable and accrued expenses	67,106	58,529
Dividend payable	26,768	26,740
Debt	573,577	573,499
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	608,481	279,127
Line of credit	-	247,789
Redeemable preferred shares	27,333	64,952
Other liabilities	21,090	124,305
Other liabilities	81,205	115,960
Total liabilities	1,502,793	1,660,854

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	94,262	74,856

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 396,455 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 120,325,521 and 121,232,506 shares, respectively	470	474
Additional paid-in capital	52,004	124,837
Notes receivable from stock option exercises	(7,474)	(7,122)
Accumulated other comprehensive loss	(5,645)	(177)
Appropriated retained earnings	9,154	10,249
Retained earnings	634,283	541,521
Total Eaton Vance Corp. shareholders' equity	682,794	669,784
Non-redeemable non-controlling interests	1,560	1,755
Total permanent equity	684,354	671,539
Total liabilities, temporary equity and permanent equity	$2,281,409	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Investment advisory and administrative fees	$300,136	$276,921	$604,849	$540,202
Distribution and underwriter fees	21,212	22,165	42,833	44,916
Service fees	30,829	31,132	63,120	62,262
Other revenue	1,884	1,474	3,520	2,829
Total revenue	354,061	331,692	714,322	650,209
Expenses:
Compensation and related costs	114,656	110,012	233,478	218,841
Distribution expense	34,785	35,304	70,333	69,193
Service fee expense	28,281	29,211	57,486	57,475
Amortization of deferred sales commissions	4,354	4,752	9,324	9,535
Fund-related expenses	8,455	8,074	16,908	15,498
Other expenses	38,227	36,269	77,290	70,917
Total expenses	228,758	223,622	464,819	441,459
Operating income	125,303	108,070	249,503	208,750
Non-operating income (expense):
Gains (losses) and other investment income, net	(738)	5,043	(325)	10,250
Interest expense	(7,404)	(8,572)	(14,804)	(17,142)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	5,104	4,384	13,813	6,177
Interest and other expense	(4,188)	(3,051)	(12,023)	(7,272)
Total non-operating expense	(7,226)	(2,196)	(13,339)	(7,987)
Income before income taxes and equity in net income of affiliates	118,077	105,874	236,164	200,763
Income taxes	(45,249)	(38,194)	(89,891)	(74,133)
Equity in net income of affiliates, net of tax	5,219	3,440	8,504	6,617
Net income	78,047	71,120	154,777	133,247
Net income attributable to non-controlling and other beneficial interests	(3,146)	(7,439)	(8,518)	(19,761)
Net income attributable to Eaton Vance Corp. shareholders	$74,901	$63,681	$146,259	$113,486
Earnings per share:
Basic	$0.62	$0.53	$1.21	$0.93
Diluted	$0.59	$0.50	$1.15	$0.89
Weighted average shares outstanding:
Basic	118,103	117,102	118,060	115,900
Diluted	123,021	123,330	123,564	121,235
Dividends declared per share	$0.22	$0.20	$0.44	$1.40

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013

Net income	$78,047	$71,120	$154,777	$133,247

Other comprehensive income (loss):
Amortization of net gains (losses) on derivatives, net of tax	3	72	6	144
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	872	607	379	(1,796)
Foreign currency translation adjustments, net of tax	2,155	(1,024)	(5,853)	(1,020)

Other comprehensive income (loss), net of tax	3,030	(345)	(5,468)	(2,672)

Total comprehensive income	81,077	70,775	149,309	130,575
Comprehensive income attributable to non-controlling and other beneficial interests	(3,146)	(7,439)	(8,518)	(19,761)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$77,931	$63,336	$140,791	$110,814

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(1,095)	146,259	2,733	147,897	6,880
Other comprehensive loss	-	-	-	-	(5,468)	-	-	-	(5,468)	-
Dividends declared	-	-	-	-	-	-	(53,497)	-	(53,497)	-
Issuance of Voting Common Stock	-	-	59	-	-	-	-	-	59	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	5	29,964	(1,922)	-	-	-	-	28,047	-
Under employee stock purchase plans	-	-	1,909	-	-	-	-	-	1,909	-
Under employee incentive plan	-	-	2,493	-	-	-	-	-	2,493	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	29,489	-	-	-	-	-	29,489	-
Tax benefit of stock option exercises	-	-	11,206	-	-	-	-	-	11,206	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(14)	(135,319)	-	-	-	-	-	(135,333)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,570	-	-	-	-	1,570	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,576)	(2,576)	(2,734)
Deconsolidation	-	-	-	-	-	-	-	-	-	(745)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(12,557)	-	-	-	-	-	(12,557)	12,557
Balance, April 30, 2014	$2	$470	$52,004	$(7,474)	$(5,645)	$9,154	$634,283	$1,560	$684,354	$94,262

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(3,233)	113,486	2,536	112,789	20,458
Other comprehensive loss	-	-	-	-	(2,672)	-	-	-	(2,672)	-
Dividends declared	-	-	-	-	-	-	(167,868)	-	(167,868)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	16	88,190	(4,734)	-	-	-	-	83,472	-
Under employee stock purchase plan	-	1	1,761	-	-	-	-	-	1,762	-
Under employee incentive plan	-	-	1,296	-	-	-	-	-	1,296	-
Under restricted stock plan, net of forfeitures	-	6	-	-	-	-	-	-	6	-
Stock-based compensation	-	-	26,884	-	-	-	-	-	26,884	-
Tax benefit of stock option exercises	-	-	13,118	-	-	-	-	-	13,118	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(3)	(22,720)	-	-	-	-	-	(22,723)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,611	-	-	-	-	1,611	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(2,261)	(2,261)	39,450
Deconsolidation	-	-	-	-	-	-	-	-	-	(13,969)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(43,507)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(5,904)	-	-	-	-	-	(5,904)	5,904
Balance, April 30, 2013	$2	$473	$129,282	$(7,278)	$1,251	$15,466	$512,038	$1,564	$652,798	$121,252

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	April 30,
(in thousands)	2014	2013

Cash Flows From Operating Activities:
Net income	$154,777	$133,247
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,096	11,610
Amortization of deferred sales commissions	9,366	9,591
Stock-based compensation	29,489	26,884
Deferred income taxes	11,123	(1,755)
Net (gains) losses on investments and derivatives	2,909	(6,226)
Equity in net income of affiliates, net of amortization	(10,422)	(8,127)
Dividends received from affiliates	8,338	10,163
Consolidated CLO entities' operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(853)	2,739
Amortization	(665)	(403)
Net decrease in other assets and liabilities, including cash	(140,520)	(29,244)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(2,112)	(13,692)
Investments in trading securities	(178,504)	(127,402)
Deferred sales commissions	(8,116)	(9,516)
Other assets	8,054	32,715
Accrued compensation	(72,785)	(60,286)
Accounts payable and accrued expenses	8,507	(3,443)
Other liabilities	15,051	(18,947)
Net cash used for operating activities	(155,267)	(52,092)

Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(4,226)	(2,158)
Net cash paid in acquisition	-	(86,429)
Cash paid for intangible assets	-	(300)
Proceeds from sale of investments	63,843	63,184
Purchase of investments	(20,813)	(662)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	332,652	199,601
Purchase of bank loans and other investments	(247,649)	(85,412)
Net cash provided by investing activities	123,807	87,824

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Six Months Ended
	April 30,
(in thousands)	2014	2013

Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(26,872)	(43,507)
Proceeds from issuance of subsidiary equity	-	1,092
Proceeds from issuance of Voting Common Stock	59	-
Proceeds from issuance of Non-Voting Common Stock	32,454	86,536
Repurchase of Voting Common Stock	(77)	(73)
Repurchase of Non-Voting Common Stock	(135,333)	(22,723)
Principal repayments on notes receivable from stock option exercises	1,570	1,611
Excess tax benefit of stock option exercises	11,206	13,118
Dividends paid	(53,566)	(166,980)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(5,310)	37,189
Consolidated CLO entities' financing activities:
Repayment of line of credit	(247,789)	-
Repayment of redeemable preferred shares	(60,000)	-
Issuance of senior and subordinated notes and preferred shares	429,582	-
Principal repayments of senior note obligations	(63,780)	(83,742)
Net cash used for financing activities	(117,856)	(177,479)
Effect of currency rate changes on cash and cash equivalents	(651)	(194)
Net decrease in cash and cash equivalents	(149,967)	(141,941)
Cash and cash equivalents, beginning of period	461,906	462,076
Cash and cash equivalents, end of period	$311,939	$320,135
Supplemental Cash Flow Information:
Cash paid for interest	$13,916	$16,478
Cash paid for interest by consolidated CLO entities	4,094	7,920
Cash paid for income taxes, net of refunds	51,609	61,016
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$28	$-
Exercise of stock options through issuance of notes receivable	1,922	4,734
Acquisition of non-controlling interests through issuance of subsidiary equity	9,935	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(776)	$(14,461)
Decrease in non-controlling interests	(745)	(13,969)

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Notes to Consolidated Financial Statements (unaudited)

1.	Basis of Presentation

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

2.	New Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early application is prohibited.

3.	Adoption of New Accounting Standards

The Company adopted the following accounting standard in fiscal 2014:

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

Effective November 1, 2013, the Company adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance provided in the ASU requires an entity to present separately, for each component of accumulated other comprehensive income, the current period reclassification of amounts into net income and identify each line item in the statement of net income that is affected by the reclassification. The adoption of the ASU was effective prospectively and did not have an impact on the Company’s results of operations, financial position or liquidity.

4.	Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at April 30, 2014 and October 31, 2013, as well as the Company’s net interest in these funds:

(in thousands)	April 30, 2014	October 31, 2013
Investments	$158,510	$153,327
Other assets	14,063	13,799
Other liabilities	(28,464)	(31,008)
Redeemable non-controlling interests	(6,216)	(3,958)
Net interest in consolidated sponsored funds(1)	$137,893	$132,160

(1)Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

During the six months ended April 30, 2014 and April 30, 2013, the Company deconsolidated one sponsored fund and three sponsored funds, respectively.

5.	Investments

The following is a summary of investments at April 30, 2014 and October 31, 2013:

(in thousands)	April 30, 2014	October 31, 2013
Investment securities, trading:
Short-term debt	$192,509	$20,116
Consolidated sponsored funds	158,510	153,327
Separately managed accounts	53,145	62,081
Total investment securities, trading	404,164	235,524
Investment securities, available-for-sale	18,662	22,727
Investments in non-consolidated CLO entities	7,714	5,378
Investments in equity method investees	214,238	269,683
Investments, other	3,789	3,011
Total investments(1)	$648,567	$536,323

(1)Excludes the Company's investment in consolidated CLO entities, which are discussed in Note 9.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at April 30, 2014 and October 31, 2013:

(in thousands)	April 30, 2014	October 31, 2013
Short-term debt	$192,509	$20,116
Other debt - consolidated sponsored funds and separately managed accounts	90,974	97,650
Equity securities - consolidated sponsored funds and separately managed accounts	120,681	117,758
Total investment securities, trading	$404,164	$235,524

During the six months ended April 30, 2014, the Company seeded investments in three sponsored funds. The Company did not seed any separately managed accounts during the six months ended April 30, 2014. During the six months ended April 30, 2013, the Company seeded investments in nine sponsored funds and 14 separately managed accounts.

The Company recognized gains related to trading securities still held at the reporting date of $6.9 million and $6.4 million for the three months ended April 30, 2014 and 2013, respectively, and $1.9 million and $15.9 million for the six months ended April 30, 2014 and 2013, respectively.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at April 30, 2014 and October 31, 2013:

April 30, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$10,737	$7,958	$(33)	$18,662

October 31, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,459	$7,306	$(38)	$22,727

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss) were $1.5 million and $1.0 million for the three months ended April 30, 2014 and 2013, respectively, and $0.7 million and $(2.9) million for the six months ended April 30, 2014 and 2013, respectively.

The Company evaluated the gross unrealized losses of $33,000 as of April 30, 2014 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $1.6 million at April 30, 2014. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Gains	$129	$342	$562	$5,251
Losses	(528)	-	(898)	-
Net realized gains (losses)	$(399)	$342	$(336)	$5,251

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor. The carrying value of this investment was $166.7 million and $175.5 million, at April 30, 2014 and October 31, 2013, respectively. At April 30, 2014, the Company’s investment in Hexavest consisted of $5.9 million of equity in the net assets of Hexavest, intangible assets of $35.6 million and goodwill of $134.8 million, net of a deferred tax liability of $9.6 million. At October 31, 2013, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $38.6 million and goodwill of $141.8 million, net of a deferred tax liability of $10.4 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income.

The Company will be obligated to make an additional payment in fiscal 2014 with respect to its investment in Hexavest if Hexavest’s annual revenue for the twelve-month period ending August 31, 2014 exceeds a defined threshold amount. The payment would be considered goodwill and would be recorded as an addition to the carrying amount of the equity method investment.

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.6 million and $4.9 million at April 30, 2014 and October 31, 2013, respectively.

The Company had equity-method investments in the following Eaton Vance-managed funds as of April 30, 2014 and October 31, 2013:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	April 30,	October 31,	April 30,	October 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Eaton Vance Municipal Opportunities Fund	34%	33%	$11,009	$10,420
Eaton Vance Real Estate Fund	36%	34%	10,774	9,820
Eaton Vance Focused Value Opportunities Fund	32%	34%	7,186	6,826
Eaton Vance Focused Growth Opportunities Fund	33%	34%	7,108	6,870
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	30%	30%	5,828	5,552
Eaton Vance Currency Income Advantage Fund	42%	-	1,002	-
Eaton Vance Atlanta Capital Select Equity Fund	-	28%	-	25,207
Eaton Vance Hexavest Global Equity Fund	-	30%	-	24,592
Total			$42,907	$89,287

(1)	The carrying value of equity method investments in Company-managed funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and six months ended April 30, 2014 and 2013, respectively.

During the six months ended April 30, 2014 and 2013, the Company received dividends of $8.3 million and $10.2 million, respectively, from its investments in equity method investees.

6.	Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at April 30, 2014 and October 31, 2013:

April 30, 2014

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$11,684	$16,199	$-	$-	$27,883
Investments:
Investment securities, trading:
Short-term debt	-	192,509	-	-	192,509
Other debt - consolidated sponsored funds and separately managed accounts	3,705	87,269	-	-	90,974
Equity - consolidated sponsored funds and separately managed accounts	63,108	57,573	-	-	120,681
Investment securities, available-for-sale	12,583	6,079	-	-	18,662
Investment in non-consolidated CLO entities(1)	-	-	-	7,714	7,714
Investments in equity method investees(2)	-	-	-	214,238	214,238
Investments, other(3)	-	61	-	3,728	3,789
Derivative instruments	-	819	-	-	819
Assets of consolidated CLO entities:
Cash equivalents	65,600	-	-	-	65,600
Bank loans and other investments	-	601,172	7	-	601,179
Total financial assets	$156,680	$961,681	$7	$225,680	$1,344,048

Financial liabilities:
Derivative instruments	$-	$4,815	$-	$-	$4,815
Securities sold, not yet purchased	-	716	-	-	716
Liabilities of consolidated CLO entities:					-
Senior and subordinated note obligations	-	2,655	605,826	-	608,481
Redeemable preferred shares	-	-	27,333	-	27,333
Total financial liabilities	$-	$8,186	$633,159	$-	$641,345

October 31, 2013

(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$104,261	$2,900	$-	$-	$107,161
Investments:
Investment securities, trading:
Short-term debt	-	20,116	-	-	20,116
Other debt - consolidated sponsored funds and separately managed accounts	7,053	90,597	-	-	97,650
Equity - consolidated sponsored funds and separately managed accounts	61,615	56,143	-	-	117,758
Investment securities, available-for-sale	17,083	5,644	-	-	22,727
Investments in non-consolidated CLO entities(1)	-	-	-	5,378	5,378
Investments in equity method investees(2)	-	-	-	269,683	269,683
Investments, other(3)	-	60	-	2,951	3,011
Derivative instruments	-	334	-	-	334
Assets of consolidated CLO entities:
Cash equivalents	29,970	-	-	-	29,970
Bank loans and other investments	-	684,436	1,245	-	685,681
Total financial assets	$219,982	$860,230	$1,245	$278,012	$1,359,469

Financial liabilities:
Derivative instruments	$-	$8,412	$-	$-	$8,412
Securities sold, not yet purchased	-	687	-	-	687
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,651	276,476	-	279,127
Total financial liabilities	$-	$11,750	$276,476	$-	$288,226

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs.

The investments are carried at amortized cost (or cost for warehouse stage entities) unless facts and circumstances indicate that the investments have been impaired, at which time the investments are written down to fair value.

(2)	Investments in equity method investees are not measured at fair value in accordance with GAAP.
(3)	Investments, other, includes investments carried at cost that are not measured at fair value in accordance with GAAP.

Valuation methodologies

The Company utilizes third-party pricing services to value investments in various asset classes, including debt obligations, interests in senior floating-rate loans, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by the Company on a daily basis. The Company compares the price of trades executed by the Company to the valuations provided by the third-party pricing services to identify and research significant variances. The Company periodically reviews the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (“LSTA”) trade study, are reviewed by the Company to assess the reliability of the pricing service’s valuations. The Company’s Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of the Company’s Valuation Committee or its designees meet with the service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

Cash equivalents

Cash equivalents include investments in money market funds, holdings of U.S. Treasury and government agency securities, commercial paper and certificates of deposit with original maturities of less than three months. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. U.S. Treasury and government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of commercial paper and certificates of deposit are measured at amortized cost, which approximates market value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – short-term debt

Short-term debt securities include certificates of deposit, commercial paper and corporate debt obligations with remaining maturities from three months to 12 months. Short-term debt securities held are generally valued on the basis of valuations provided by third-party pricing services, as derived from such services’ pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and ask prices, broker-dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – other debt

Other debt securities classified as trading include debt obligations held in the portfolios of consolidated sponsored funds and separately managed accounts. Other debt securities held are generally valued on the basis of valuations provided by third-party pricing services as described above for investment securities, trading – short-term debt. Other debt securities purchased with a remaining maturity of 60 days or less (excluding those that are non-U.S. denominated, which typically are valued by a third-party pricing service or dealer quotes) are generally valued at amortized cost, which approximates fair value. Depending upon the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, trading – equity

Equity securities classified as trading include foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and asked prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and ask prices. When valuing foreign equity securities that meet certain criteria, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, equity securities classified as trading are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

Investment securities, available-for-sale

Investment securities classified as available-for-sale include investments in sponsored mutual funds and privately offered equity funds. Sponsored mutual funds that are listed on an active exchange are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Investments in sponsored privately offered equity funds and portfolios that are not listed on an active exchange but have net asset values that are comparable to mutual funds and have no redemption restrictions are classified as Level 2 within the fair value measurement hierarchy.

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

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	2014	2013	2014	2013
Transfers from Level 1 into Level 2(1)	$542	$120	$214	$120
Transfers from Level 2 into Level 1(2)	1,524	137	1,027	1,743

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities due to the availability of unadjusted quoted market prices in active markets.

Level 3 assets and liabilities

The following table presents a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended		Three Months Ended
	April 30, 2014		April 30, 2013
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$7	$665,970	$2,658	$408,924
Net gains (losses) on investments and note obligations included in net income(1)	-	1,026	57	1,671
Amortization of original issue discount on senior notes	-	75	-	-
Principal paydown	-	(33,912)	-	(45,135)
Transfers into Level 3(2)	-	-	104	-
Ending balance	$7	$633,159	$2,819	$365,460
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$1,026	$57	$1,671

	Six Months Ended		Six Months Ended
	April 30, 2014		April 30, 2013
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity

Beginning balance	$1,245	$276,476	$2,203	$443,946
Issuance of senior and subordinated notes and redeemable preferred shares	-	421,523	-	-
Net gains (losses) on investments and note obligations included in net income(1)	(186)	(1,135)	21	5,256
Sales	(1,052)	-	-	-
Amortization of original issue discount on senior notes	-	75	-	-
Principal paydown	-	(63,780)	-	(83,742)
Transfers into Level 3(2)	-	-	595	-
Ending balance	$7	$633,159	$2,819	$365,460
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$(9)	$(1,135)	$21	$5,256

(1)	Substantially all net gains and losses on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities, including a loan that utilized a discount applied to the demanded yield.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entities at April 30, 2014 and October 31, 2013:

April 30, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
Senior and subordinated note			Recovery rate	70 percent
obligations and redeemable			Default rate	100-200 bps
preferred shares	$633,159	Income approach	Discount rate	85-700 bps

October 31, 2013		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$276,476	Income approach	Discount rate	105-375 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads relate to the more senior tranches in the CLO note structure; higher spreads relate to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

7. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three and six months ended April 30, 2014, the Company reclassified into interest expense $50,000 and $0.1 million, respectively, of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 2023 Senior Notes. At April 30, 2014, the remaining unamortized gain on this transaction was $1.8 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the three months ended April 30, 2014 and 2013, the Company reclassified into interest expense $56,000 and $0.1 million, respectively, of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 2017 Senior Notes. During the six months ended April 30, 2014 and 2013, the Company reclassified into interest expense $0.1 million and $0.2 million, respectively, of deferred losses on this Treasury lock. At April 30, 2014, the remaining unamortized loss on this transaction was $0.8 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss into interest expense.

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

At April 30, 2014 and October 31, 2013, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, the Company had 49 and 42 foreign exchange contracts outstanding with five counterparties with an aggregate notional value of $20.6 million and $59.1 million, respectively; 1,951 and 2,711 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $139.7 million and $200.7 million, respectively; and 401 and 217 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $25.1 million and $12.9 million, respectively. The number of derivative contracts outstanding and the notional values they represent at April 30, 2014 and October 31, 2013 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain consolidated sponsored funds and separately managed accounts, not designated as hedging instruments as of April 30, 2014 and October 31, 2013:

April 30, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$130	Other liabilities	$411
Stock index futures contracts	Other assets	316	Other liabilities	3,669
Commodity futures contracts	Other assets	373	Other liabilities	735
Total		$819		$4,815

October 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$34	Other liabilities	$981
Stock index futures contracts	Other assets	81	Other liabilities	7,288
Commodity futures contracts	Other assets	219	Other liabilities	143
Total		$334		$8,412

The following is a summary of the net gains (losses) recognized in income for the three and six months ended April 30, 2014 and 2013:

	Income Statement	Three Months Ended April 30,		Six Months Ended April 30,
(in thousands)	Location	2014	2013	2014	2013
Foreign exchange contracts	Gains (losses) and other investment income, net	$(1,288)	$848	$138	$1,194

Stock index futures contracts	Gains (losses) and other investment income, net	(9,693)	(8,881)	(7,538)	(18,911)

Commodity futures contracts	Gains (losses) and other investment income, net	(1,338)	1,043	(1,323)	694

Total		$(12,319)	$(6,990)	$(8,723)	$(17,023)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at April 30, 2014 and October 31, 2013:

	April 30, 2014			October 31, 2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$3,734	$3,734	3	$2,951	$2,951	3
Other assets	$7,564	$7,564	3	$7,960	$7,960	3
Debt	$573,577	$614,823	2	$573,499	$611,081	2

Included in investments, other, at April 30, 2014 and October 31, 2013 is a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”) carried at $2.0 million and $2.1 million, respectively. The carrying value of this investment approximates fair value. Fair value of the investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at April 30, 2014 and October 31, 2013 is a five-year option to acquire an additional 26 percent interest in Hexavest carried at $7.6 million and $8.0 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

Fair value measurements of other financial instruments of consolidated CLO entities

The Company did not elect the fair value option for the warehouse stage liabilities of Eaton Vance CLO 2013-1 upon initial consolidation in the fourth quarter of fiscal 2013, but did irrevocably elect the fair value option for the senior and subordinated note obligations and redeemable preferred shares that the entity issued at closing on November 13, 2013. The following is a summary of the carrying amounts and estimated fair values of the warehouse stage liabilities at October 31, 2013:

	October 31, 2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level
Line of credit	$247,789	$247,789	2
Redeemable preferred shares	$64,952	$64,952	3

The line of credit was a non-recourse revolving facility that was used to fund purchases of portfolio investments in floating-rate bank loans during the warehouse phase of the entity. Interest on the line of credit was calculated at a rate of one-month LIBOR plus a basis point spread. The LIBOR rate is considered a Level 2 observable input and the line of credit was classified within Level 2 of the fair value measurement hierarchy. Carrying value approximated fair value at October 31, 2013.

The redeemable preferred shares represent mandatorily redeemable first loss obligations of the entity and were classified within Level 3 of the fair value measurement hierarchy. At October 31, 2013, the redeemable preferred shares were carried at an estimated redemption value of $64.9 million, which approximated fair value.

9. Variable Interest Entities (“VIEs”)

Investments in VIEs that are consolidated

Sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are disclosed in Note 20.

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

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three and six months ended April 30, 2014 and 2013. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

Eaton Vance CLO IX

The Company irrevocably elected the fair value option for all financial assets and liabilities of Eaton Vance CLO IX upon its initial consolidation on November 1, 2010. The Company elected the fair value option to mitigate any accounting mismatches between the carrying value of the senior and subordinated note obligations of Eaton Vance CLO IX and the carrying value of the assets that are held to provide the cash flows supporting those note obligations. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statements of Income. Although the subordinated note obligations of Eaton Vance CLO IX have certain equity characteristics, the Company has determined that the subordinated notes should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

The following tables present, as of April 30, 2014 and October 31, 2013, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

April 30, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$183,569	$500	$230,261
Unpaid principal balance under (over) fair value	298	(500)	(13,640)
Fair value	$183,867	$-	$216,621

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$255,474	$500	$294,037
Unpaid principal balance over fair value	(364)	(500)	(14,910)
Fair value	$255,110	$-	$279,127

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $0.7 million and net gains of $2.0 million during the three months ended April 30, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $0.3 million and $1.7 million, respectively. The combined net losses of $1.0 million and net gains of $0.3 million for the three months ended April 30, 2014 and 2013, respectively, were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income for those periods.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $0.2 million and net gains of $2.5 million during the six months ended April 30, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $1.3 million and $5.2 million, respectively. The combined net losses of $1.5 million and $2.7 million for the six months ended April 30, 2014 and 2013, respectively, were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income for those periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the six months ended April 30, 2014 and 2013, $63.8 million and $83.7 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value to repay the senior notes in full.

For the three months ended April 30, 2014 and 2013, the Company recorded a net loss of $0.7 million and net income of $1.2 million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $1.6 million and net income attributable to other beneficial interests of $0.1 million for the three months ended April 30, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.9 million and $1.2 million for the three months ended April 30, 2014 and 2013, respectively.

For the six months ended April 30, 2014 and 2013, the Company recorded net losses of $0.4 million and $1.3 million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $2.2 million and $3.2 million for the six months ended April 30, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $1.7 million and $1.9 million for the six months ended April 30, 2014 and 2013, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at April 30, 2014 and October 31, 2013:

	April 30,	October 31,
(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$33,374	$30,462
Bank loans and other investments	189,282	261,529
Other assets	1,476	514
Liabilities:
Senior and subordinated note obligations	216,621	279,127
Other liabilities	340	4,046
Appropriated retained earnings	5,466	7,618
Net interest in Eaton Vance CLO IX	$1,705	$1,714

The Company had a subordinated interest in Eaton Vance CLO IX of $1.5 million as of April 30, 2014 and October 31, 2013, which was eliminated in consolidation.

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

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 and the carrying value of the assets that are held to provide the cash flows for those beneficial interests. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are reported in gains and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statements of Income.

During the six months ended April 30, 2014, approximately $4.8 million of organizational and structuring costs associated with the closing of Eaton Vance CLO 2013-1 were recorded in interest and other expense in the Company’s Consolidated Statements of Income.

The following tables present, as of April 30, 2014 and October 31, 2013, the fair value of Eaton Vance CLO 2013-1’s assets and liabilities that are subject to fair value accounting:

April 30, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior note obligations and redeemable preferred shares
Unpaid principal balance	$409,653	$-	$421,598
Unpaid principal balance (over) under fair value	2,242	-	(2,405)
Fair value	$411,895	$-	$419,193

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$421,830	$-
Unpaid principal balance under fair value	2,322	-
Fair value	$424,152	$-

Changes in the fair values of Eaton Vance CLO-2013-1’s bank loans and other investments resulted in net losses of $0.3 million and $39,000 during the three and six months ended April 30, 2014, respectively, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net losses of $0.8 million and net gains of $2.4 million during the three and six months ended April 30, 2014, respectively. The combined net losses of $1.1 million and combined net gains of $2.4 million, respectively, for the three and six months ended April 30, 2014 were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statement of Income.

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

For the three and six months ended April 30, 2014, the Company recorded net income of $1.5 million and $2.0 million, respectively, related to Eaton Vance CLO 2013-1. The Company recorded net income attributable to other beneficial interests of $0.8 million and $1.1 million for the three and six months ended April 30, 2014, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.7 million and $0.9 million for the three and six months ended April 30, 2014, respectively.

The following carrying amounts related to Eaton Vance CLO 2013-1 were included in the Company’s Consolidated Balance Sheets at April 30, 2014 and October 31, 2013:

	April 30,	October 31,
(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$33,733	$6,179
Bank loans and other investments	411,897	424,152
Other assets	7,042	5,300
Liabilities:
Line of credit	-	247,789
Senior note obligations	391,860	-
Redeemable preferred shares	27,333	64,952
Other liabilities	20,750	120,259
Appropriated retained earnings	3,688	2,631
Net interest in Eaton Vance CLO 2013-1	$9,041	$-

As of April 30, 2014 and October 31, 2013, other liabilities included $17.4 million and $118.2 million, respectively, due to brokers for collateral asset purchases.

The Company had a subordinated interest in Eaton Vance CLO 2013-1 of $8.2 million as of April 30, 2014, which was eliminated in consolidation.

Subsequent event – Deconsolidation of CLO 2013-1

On May 1, 2014, the Company sold its 20 percent interest in the subordinated preferred shares of CLO 2013-1 and determined that it does not retain a controlling financial interest in CLO 2013-1, as it no longer has an obligation to absorb losses of the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. The Company deconsolidated CLO 2013-1 and derecognized the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of May 1, 2014. The Company continues in its role as collateral manager of CLO 2013-1.

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

At April 30, 2014 and October 31, 2013, the Company held a 16.7 percent subordinated interest in a warehouse stage CLO entity. The Company has determined that it does not hold the power to direct the activities of this CLO entity during the warehouse stage as that power is shared with the majority holder of the equity during this stage. As a result, the Company did not consolidate this entity as of either April 30, 2014 or October 31, 2013.

Non-consolidated CLO entities had total assets of $1.9 billion as of April 30, 2014 and October 31, 2013, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $7.7 million and $5.4 million as of April 30, 2014 and October 31, 2013, respectively. Collateral management fees receivable for these CLO entities totaled $2.0 million and $2.1 million on April 30, 2014 and October 31, 2013, respectively. In the first six months of fiscal 2014, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, the CLO entities as of April 30, 2014.

The Company’s investments in non-consolidated CLO entities are disclosed as a component of investments in Note 5. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $10.2 billion and $9.8 billion as of April 30, 2014 and October 31, 2013, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation- Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund, and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $6.1 million and $5.6 million on April 30, 2014 and October 31, 2013, respectively, and investment advisory fees receivable totaling $0.5 million on both April 30, 2014 and October 31, 2013. In the first six months of fiscal 2014, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in and investment advisory fees receivable from the entities as of April 30, 2014. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available for sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Acquisitions

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric Portfolio Associates (“Parametric”) to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“Parametric LP”), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests acquired in the exchange contain put and call features that become exercisable over a four-year period starting in 2018. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

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

11. Intangible Assets

The following is a summary of intangible assets at April 30, 2014 and October 31, 2013:

April 30, 2014
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(72,325)	$61,602
Intellectual property acquired	1,000	(223)	777
Trademark acquired	900	(171)	729

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(72,719)	$69,816

October 31, 2013
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(67,703)	$66,224
Intellectual property acquired	1,000	(191)	809
Trademark acquired	900	(107)	793

Non-amortizing intangible assets:
Mutual fund management contract acquired	6,708	-	6,708
Total	$142,535	$(68,001)	$74,534

Amortization expense was $2.4 million for both the three months ended April 30, 2014 and 2013, and $4.7 million and $4.5 million for the six months ended April 30, 2014 and 2013, respectively. Estimated remaining amortization expense for the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2014	$4,690
2015	9,183
2016	8,741
2017	8,628
2018	8,599
2019	4,623

12. Stock-Based Compensation Plans

The Company recognized total cost related to its stock-based compensation plans as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Omnibus Incentive Plans:
Stock options	$3,811	$3,677	$8,192	$7,525
Restricted shares	8,822	8,008	16,445	16,437
Phantom stock units	57	129	114	273
Employee Stock Purchase Plan	-	-	383	376
Incentive Plan – Stock Alternative	185	2	279	198
Atlanta Capital Plan	613	352	1,226	703
Parametric Plan	1,243	822	2,964	1,645
Total stock-based compensation expense	$14,731	$12,990	$29,603	$27,157

The total income tax benefit recognized for stock-based compensation arrangements was $4.6 million and $5.0 million for the three months ended April 30, 2014 and 2013, respectively, and $9.9 million and $10.5 million for the six months ended April 30, 2014 and 2013, respectively.

Stock Options

Stock option transactions under the Company’s Omnibus Incentive Plans for the six months ended April 30, 2014 are summarized in the table below.

(share and intrinsic value figures in thousands)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,911	$28.43
Granted	1,806	41.63
Exercised	(1,264)	23.71
Forfeited/expired	(71)	28.79
Options outstanding, end of period	24,382	$29.65	4.8	$199,121
Options exercisable, end of period	16,408	$29.36	3.3	$142,786
Vested or expected to vest	24,342	$29.64	4.8	$198,983

The Company received $28.0 million and $83.5 million related to the exercise of options for the six months ended April 30, 2014 and 2013, respectively.

As of April 30, 2014, there was $42.1 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Shares

The restricted share activity for the six months ended April 30, 2014 under the Company’s Omnibus Incentive Plans is summarized in the following table:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,911	$27.60
Granted	1,251	41.27
Vested	(1,170)	27.28
Forfeited	(47)	30.13
Unvested, end of period	3,945	$32.00

As of April 30, 2014, there was $96.8 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Phantom Stock Units

In the six months ended April 30, 2014 6,145 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Omnibus Incentive Plan. As of April 30, 2014, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.2 years.

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

In the first six months of fiscal 2014, the Company purchased and retired approximately 2.7 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 0.9 million shares under a previous repurchase authorization. Approximately 5.3 million additional shares may be repurchased under the current authorization.

14. Non-operating Income (Expense)

The components of non-operating income (expense) for the three and six months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Non-operating income (expense):
Interest and other income	$2,074	$3,423	$3,551	$4,027
Net gains (losses) on investments and derivatives	(2,420)	1,475	(2,909)	6,226
Net foreign currency gains (losses)	(392)	145	(967)	(3)
Gains (losses) and other investment income, net	(738)	5,043	(325)	10,250
Interest expense	(7,404)	(8,572)	(14,804)	(17,142)

Other income (expense) of consolidated CLO entities:
Interest income	7,205	4,071	12,960	8,916
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	(2,101)	313	853	(2,739)
Gains and other investment income, net	5,104	4,384	13,813	6,177
Structuring and closing fees	-	-	(4,847)	-
Interest expense	(4,188)	(3,051)	(7,176)	(7,272)
Interest and other expense	(4,188)	(3,051)	(12,023)	(7,272)
Total non-operating income (expense)	$(7,226)	$(2,196)	$(13,339)	$(7,987)

15. Income Taxes

The provision for income taxes was $45.2 million and $38.2 million, or 38.3 percent and 36.1 percent of pre-tax income, for the three months ended April 30, 2014 and 2013, respectively. The provision for income taxes was $89.9 million and $74.1 million, or 38.1 percent and 36.9 percent of pre-tax income, for the six months ended April 30, 2014 and 2013, respectively. The provision for income taxes in the three and six months ended April 30, 2014 and 2013 is composed of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are primarily attributable to state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests, and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of April 30, 2014 or October 31, 2013.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010; however, the Company is currently under audit by one state and has extended the statute of limitations for fiscal year 2009 to enable this state to complete its audit.

16. Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Consolidated sponsored funds	$(413)	$(2,986)	$(217)	$(4,092)
Majority-owned subsidiaries	(3,524)	(3,690)	(7,007)	(7,589)
Non-controlling interest value adjustments(1)	-	(666)	(2,389)	(11,313)
Consolidated CLO entities	791	(97)	1,095	3,233
Net income attributable to non-controlling and other beneficial interests	$(3,146)	$(7,439)	$(8,518)	$(19,761)

(1)	Relates to non-controlling interests redeemable at other than fair value.

17. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended April 30, 2014 and 2013 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains on available-for-sale investments (2)	Foreign currency translation adjustments	Total
Balance at January 31, 2014	$651	$4,011	$(13,337)	$(8,675)
Other comprehensive income (loss) before reclassifications and tax	-	775	3,495	4,270
Tax impact	-	(297)	(1,340)	(1,637)
Reclassification adjustments, before tax	5	640	-	645
Tax impact	(2)	(246)	-	(248)
Net other comprehensive income (loss)	3	872	2,155	3,030
Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains on available- for-sale investments (2)	Foreign currency translation adjustments	Total
Balance at January 31, 2013	$(1,352)	$3,058	$(110)	$1,596
Other comprehensive income (loss) before reclassifications and tax	-	1,046	(1,651)	(605)
Tax impact	-	(398)	627	229
Reclassification adjustments, before tax	111	(66)	-	45
Tax impact	(39)	25	-	(14)
Net other comprehensive income (loss)	72	607	(1,024)	(345)
Balance at April 30, 2013	$(1,280)	$3,665	$(1,134)	$1,251

The components of accumulated other comprehensive income (loss), net of tax, for the six months ended April 30, 2014 and 2013 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains on available- for-sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	417	(9,550)	(9,133)
Tax impact	-	(176)	3,697	3,521
Reclassification adjustments, before tax	10	239	-	249
Tax impact	(4)	(101)	-	(105)
Net other comprehensive income (loss)	6	379	(5,853)	(5,468)
Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)

Balance at October 31, 2012	$(1,424)	$5,461	$(114)	$3,923
Other comprehensive income (loss) before reclassifications and tax	-	1,943	(1,646)	297
Tax impact	-	(739)	626	(113)
Reclassification adjustments, before tax	223	(4,842)	-	(4,619)
Tax impact	(79)	1,842	-	1,763
Net other comprehensive income (loss)	144	(1,796)	(1,020)	(2,672)
Balance at April 30, 2013	$(1,280)	$3,665	$(1,134)	$1,251

(1) Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.

(2) Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net on the Consolidated Statements of Income.

18. Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and six months ended April 30, 2014 and 2013 using the two-class method:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to Eaton Vance Corp. shareholders	$74,901	$63,681	$146,259	$113,486
Less: Allocation of earnings to participating restricted shares	1,825	2,094	3,745	5,445
Net income available to common shareholders	$73,076	$61,587	$142,514	$108,041
Weighted-average shares outstanding – basic	118,103	117,102	118,060	115,900
Incremental common shares	4,918	6,228	5,504	5,335
Weighted-average shares outstanding – diluted	123,021	123,330	123,564	121,235
Earnings per share:
Basic	$0.62	$0.53	$1.21	$0.93
Diluted	$0.59	$0.50	$1.15	$0.89

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 5.0 million and 3.0 million for the three months ended April 30, 2014 and 2013, respectively, and approximately 5.0 million and 3.1 million for the six months ended April 30, 2014 and 2013, respectively.

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

The Company has entered into transactions in financial instruments in which it has sold securities, not yet purchased as part of its corporate hedging program. As of April 30, 2014, the Company has $0.7 million included within other liabilities on its Consolidated Balance Sheet related to securities sold, not yet purchased.

20. Related Party Transactions

Sponsored Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and six months ended April 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Investment advisory and administrative fees	$219,650	$201,790	$444,896	$393,982
Distribution fees	19,058	19,845	38,867	39,918
Service fees	30,829	31,132	63,120	62,262
Shareholder services fees	634	548	1,239	1,088
Other revenue	352	268	732	403
Total	$270,523	$253,583	$548,854	$497,653

For the three months ended April 30, 2014 and 2013, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $2.8 million and $1.6 million of investment advisory fees it was otherwise entitled to receive, respectively. For the six months ended April 30, 2014 and 2013, the Company waived $5.5 million and $4.4 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains from investments in sponsored funds classified as available-for-sale for the three and six months ended April 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2014	2013	2014	2013
Proceeds from sales	$48,307	$18,474	$63,851	$39,290
Net realized gains (losses)	(399)	342	(336)	5,251

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended April 30, 2014 and 2013, expenses of $5.0 million and $5.6 million, respectively, were incurred by the Company pursuant to these arrangements. For the six months ended April 30, 2014 and 2013, expenses of $10.3 million and $10.7 million, respectively, were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at April 30, 2014 and October 31, 2013 are receivables due from sponsored funds of $92.8 million and $94.0 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.5 million and $7.1 million at April 30, 2014 and October 31, 2013, respectively.

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

The discussion and analysis below should be read in conjunction with the consolidated financial statements appearing elsewhere in this report. Management has presumed that the readers of this interim financial information have read or have access to Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlay, and centralized portfolio management of multi-manager portfolios. We also oversee the management of investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency- based investments and a spectrum of absolute return strategies. As of April 30, 2014, we had $285.9 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the second quarter and first six months of our fiscal year, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 6.2% and 8.4%, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 1.2% and 1.7%, respectively. The Company’s ending consolidated assets under management increased by $7.3 billion, or 3 percent, in the second quarter to $285.9 billion on April 30, 2014, reflecting market appreciation partially offset by net outflows. Net outflows for the second quarter were concentrated in global income, large-cap value equity and Atlanta Capital mandates. Notable sources of net inflows for the quarter included floating-rate income and implementation services. Average consolidated assets under management increased from the prior quarter by $2.1 billion, to $284.4 billion in the second quarter.

The primary drivers of our overall and investment advisory effective fee rates are the mix of our assets by product structure, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among product structures, distribution channels and investment mandates with differing fee schedules can alter the total effective fee rate earned on our assets under management. Our overall average effective fee rate decreased to 50 basis points in both the second quarter and first six months of fiscal 2014, respectively, from 52 basis points and 55 basis points in the second quarter and first six months of fiscal 2013, respectively. Our average effective investment advisory and administrative fee rate similarly decreased to 42 basis points and 43 basis points in the second quarter and first six months of fiscal 2014, respectively, from 44 basis points and 46 basis points in the second quarter and first six months of last year, respectively.

Consolidated Assets under Management

Consolidated assets under management of $285.9 billion on April 30, 2014 increased $25.6 billion, or 10 percent, from the $260.3 billion reported a year earlier. Consolidated assets under management on April 30, 2014 included $134.9 billion in long-term funds, $96.6 billion in institutional separate accounts, $21.0 billion in high-net-worth separate accounts, $33.2 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net inflows of $5.2 billion over the last twelve months reflect gross inflows of $40.8 billion offset by outflows of $35.6 billion. Institutional separate account net inflows were $5.7 billion, high-net-worth separate account net outflows were $0.4 billion and retail managed account net inflows were $0.2 billion over the past twelve months. Net price appreciation in managed assets increased assets under management by $14.9 billion over the last twelve months.

We report managed assets and flow data by investment mandate. The “Alternative” category includes a range of absolute return strategies, as well as commodity- and currency-linked investments. The “Implementation Services” category includes Parametric’s tax-managed core, centralized portfolio management and specialty index business lines, as well as their futures- and options-based overlay and exposure management services.

Consolidated Assets under Management by Investment Mandate (1)(2)

	April 30,
(in millions)	2014	% of Total	2013	% of Total	% Change
Equity(3)	$93,733	33%	$89,534	35%	5%
Fixed income	43,917	15%	49,949	19%	-12%
Floating-rate income	45,115	16%	33,679	13%	34%
Alternative	12,112	4%	16,022	6%	-24%
Implementation services	90,815	32%	70,966	27%	28%
Cash management funds	177	0%	127	0%	39%
Total	$285,869	100%	$260,277	100%	10%

(1)Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2)Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.

(3)Includes assets in balanced accounts holding income securities.

Equity and implementation services assets under management included $64.9 billion and $59.1 billion of assets managed for after-tax returns on April 30, 2014 and 2013, respectively. Fixed income assets included $25.5 billion and $29.6 billion of tax-exempt municipal bond assets on April 30, 2014 and 2013, respectively.

Net outflows for long-term funds and separate accounts totaled $0.9 billion in the second quarter of fiscal 2014 compared to net inflows of $6.6 billion in the second quarter of fiscal 2013. Long-term funds net flows were flat in the second quarter of fiscal 2014, reflecting gross inflows of $8.7 billion and redemptions of $8.7 billion. Net flows into long-term funds totaled $6.1 billion in the second quarter of fiscal 2013, reflecting gross inflows of $12.6 billion and redemptions of $6.5 billion.

Separate account net outflows totaled $0.8 billion in the second quarter of fiscal 2014 compared to net inflows of $0.5 billion in the second quarter of fiscal 2013.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and six months ended April 30, 2014 and 2013:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Equity assets - beginning of period(2)	$90,765	$86,518	5%	$93,585	$80,782	16%
Sales and other inflows	3,669	5,270	-30%	7,454	9,766	-24%
Redemptions/outflows	(5,015)	(4,990)	1%	(10,636)	(9,949)	7%
Net flows	(1,346)	280	NM (3)	(3,182)	(183)	NM
Assets acquired(4)	-	-	-	-	1,572	NM
Exchanges	20	124	-84%	532	116	359%
Market value change	4,294	2,612	64%	2,798	7,247	-61%
Equity assets - end of period	$93,733	$89,534	5%	$93,733	$89,534	5%
Fixed income assets - beginning of period	43,339	49,679	-13%	44,211	49,003	-10%
Sales and other inflows	2,626	3,289	-20%	5,077	6,666	-24%
Redemptions/outflows	(2,756)	(3,348)	-18%	(6,037)	(6,723)	-10%
Net flows	(130)	(59)	120%	(960)	(57)	NM
Assets acquired(4)	-	-	-	-	472	NM
Exchanges	62	(59)	NM	(37)	(81)	-54%
Market value change	646	388	66%	703	612	15%
Fixed income assets - end of period	$43,917	$49,949	-12%	$43,917	$49,949	-12%
Floating-rate income assets - beginning of period	44,073	28,656	54%	41,821	26,388	58%
Sales and other inflows	4,170	6,092	-32%	8,956	9,352	-4%
Redemptions/outflows	(2,842)	(1,153)	146%	(5,547)	(2,512)	121%
Net flows	1,328	4,939	-73%	3,409	6,840	-50%
Exchanges	(49)	50	NM	5	83	-94%
Market value change	(237)	34	NM	(120)	368	NM
Floating-rate income assets - end of period	$45,115	$33,679	34%	$45,115	$33,679	34%
Alternative assets - beginning of period	13,171	14,345	-8%	15,212	12,864	18%
Sales and other inflows	767	2,767	-72%	1,856	4,576	-59%
Redemptions/outflows	(1,967)	(960)	105%	(4,956)	(2,015)	146%
Net flows	(1,200)	1,807	NM	(3,100)	2,561	NM
Assets acquired(4)	-	-	-	-	650	NM
Exchanges	(20)	(103)	-81%	(68)	(116)	-41%
Market value change	161	(27)	NM	68	63	8%
Alternative assets - end of period	$12,112	$16,022	-24%	$12,112	$16,022	-24%
Implementation services assets - beginning of period	87,010	68,420	27%	85,637	30,302	183%
Sales and other inflows	11,549	7,252	59%	28,970	13,731	111%
Redemptions/outflows	(11,105)	(7,576)	47%	(27,115)	(10,892)	149%
Net flows	444	(324)	NM	1,855	2,839	-35%
Assets acquired(4)	-	-	-	-	32,064	NM
Exchanges	(5)	(15)	-67%	(458)	(15)	NM
Market value change	3,366	2,885	17%	3,781	5,776	-35%
Implementation services assets - end of period	$90,815	$70,966	28%	$90,815	$70,966	28%
Long-term assets - beginning of period	278,358	247,618	12%	280,466	199,339	41%
Sales and other inflows	22,781	24,670	-8%	52,313	44,091	19%
Redemptions/outflows	(23,685)	(18,027)	31%	(54,291)	(32,091)	69%
Net flows	(904)	6,643	NM	(1,978)	12,000	NM
Assets acquired(4)	-	-	-	-	34,758	NM
Exchanges	8	(3)	NM	(26)	(13)	100%
Market value change	8,230	5,892	40%	7,230	14,066	-49%
Total long-term assets - end of period	$285,692	$260,150	10%	$285,692	$260,150	10%
Cash management fund assets - end of period	177	127	39%	177	127	39%
Total assets under management - end of period	$285,869	$260,277	10%	$285,869	$260,277	10%

(1)	Consolidated Eaton Vance Corp. See table on page 46 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM")
(4)	Represents Clifton assets acquired on December 31, 2012.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Long-term fund assets - beginning of period	$131,984	$119,162	11%	$133,198	$113,249	18%
Sales and other inflows	8,684	12,629	-31%	18,918	21,708	-13%
Redemptions/outflows	(8,751)	(6,506)	35%	(19,013)	(13,382)	42%
Net flows	(67)	6,123	NM	(95)	8,326	NM
Assets acquired(2)	-	-	-	-	638	NM
Exchanges	81	(3)	NM	47	(22)	NM
Market value change	2,944	1,732	70%	1,792	4,823	-63%
Long-term fund assets - end of period	$134,942	$127,014	6%	$134,942	$127,014	6%
Institutional separate account assets - beginning of period	94,869	83,350	14%	95,724	43,338	121%
Sales and other inflows	11,101	8,102	37%	27,903	14,887	87%
Redemptions/outflows	(12,249)	(9,071)	35%	(29,721)	(12,892)	131%
Net flows	(1,148)	(969)	18%	(1,818)	1,995	NM
Assets acquired(2)	-	-	-	-	34,120	NM
Exchanges	(96)	-	NM	(96)	5	NM
Market value change	2,939	2,343	25%	2,754	5,266	-48%
Institutional separate account assets - end of period	$96,564	$84,724	14%	$96,564	$84,724	14%
High-net-worth separate account assets - beginning of period	19,374	16,245	19%	19,699	15,036	31%
Sales and other inflows	968	1,497	-35%	1,682	2,876	-42%
Redemptions/outflows	(988)	(573)	72%	(2,092)	(1,771)	18%
Net flows	(20)	924	NM	(410)	1,105	NM
Exchanges	402	9	NM	402	(6)	NM
Market value change	1,212	849	43%	1,277	1,892	-33%
High-net-worth separate account assets - end of period	$20,968	$18,027	16%	$20,968	$18,027	16%
Retail managed account assets - beginning of period	32,131	28,861	11%	31,845	27,716	15%
Sales and other inflows	2,028	2,442	-17%	3,810	4,620	-18%
Redemptions/outflows	(1,697)	(1,877)	-10%	(3,465)	(4,046)	-14%
Net flows	331	565	-41%	345	574	-40%
Exchanges	(379)	(9)	NM	(379)	10	NM
Market value change	1,135	968	17%	1,407	2,085	-33%
Retail managed account assets - end of period	$33,218	$30,385	9%	$33,218	$30,385	9%
Total long-term assets - beginning of period	278,358	247,618	12%	280,466	199,339	41%
Sales and other inflows	22,781	24,670	-8%	52,313	44,091	19%
Redemptions/outflows	(23,685)	(18,027)	31%	(54,291)	(32,091)	69%
Net flows	(904)	6,643	NM	(1,978)	12,000	NM
Assets acquired(2)	-	-	-	-	34,758	NM
Exchanges	8	(3)	NM	(26)	(13)	100%
Market value change	8,230	5,892	40%	7,230	14,066	-49%
Total long-term assets - end of period	$285,692	$260,150	10%	$285,692	$260,150	10%
Cash management fund assets - end of period	177	127	39%	177	127	39%
Total assets under management - end of period	$285,869	$260,277	10%	$285,869	$260,277	10%

(1)	Consolidated Eaton Vance Corp. See page 46 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Represents Clifton assets acquired on December 31, 2012.

The following table summarizes our assets under management by investment affiliate as of April 30, 2014 and 2013:

Consolidated Assets under Management by Investment Affiliate (1)

	April 30,		%
(in millions)	2014	2013	Change
Eaton Vance Management (2)	$144,892	$142,211	2%
Parametric	122,562	100,760	22%
Atlanta Capital	18,415	17,306	6%
Total	$285,869	$260,277	10%

(1)	Consolidated Eaton Vance Corp. See page 46 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of April 30, 2014, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $17.1 billion of client assets, an increase of 12 percent from the $15.3 billion of managed assets on April 30, 2013. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and six months ended April 30, 2014 and 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$212	$135	57%	$211	$37	470%
Sales and other inflows	12	17	-29%	42	111	-62%
Redemptions/outflows	(17)	(1)	NM	(42)	(6)	600%
Net flows	(5)	16	NM	-	105	NM
Market value change	14	10	40%	10	19	-47%
Eaton Vance sponsored funds - end of period	$221	$161	37%	$221	$161	37%
Eaton Vance distributed separate accounts - beginning of period(2)	1,383	1,185	17%	1,574	-	NM
Sales and other inflows	307	3	NM	383	1,151	-67%
Redemptions/outflows	(74)	-	NM	(79)	-	NM
Net flows	233	3	NM	304	1,151	-74%
Exchanges	624	-	NM	389	-	NM
Market value change	114	95	20%	87	132	-34%
Eaton Vance distributed separate accounts - end of period	$2,354	$1,283	83%	$2,354	$1,283	83%
Total Eaton Vance distributed - beginning of period	1,595	1,320	21%	1,785	37	NM
Sales and other inflows	319	20	NM	425	1,262	-66%
Redemptions/outflows	(91)	(1)	NM	(121)	(6)	NM
Net flows	228	19	NM	304	1,256	-76%
Exchanges	624	-	NM	389	-	NM
Market value change	128	105	22%	97	151	-36%
Total Eaton Vance distributed - end of period	$2,575	$1,444	78%	$2,575	$1,444	78%
Hexavest directly distributed - beginning of period(3)	14,543	13,224	10%	15,136	12,073	25%
Sales and other inflows	355	298	19%	795	1,218	-35%
Redemptions/outflows	(681)	(570)	19%	(1,641)	(833)	97%
Net flows	(326)	(272)	20%	(846)	385	NM
Exchanges	(624)	-	NM	(389)	-	NM
Market value change	884	879	1%	576	1,373	-58%
Hexavest directly distributed - end of period	$14,477	$13,831	5%	$14,477	$13,831	5%
Total Hexavest assets - beginning of period	16,138	14,544	11%	16,921	12,110	40%
Sales and other inflows	674	318	112%	1,220	2,480	-51%
Redemptions/outflows	(772)	(571)	35%	(1,762)	(839)	110%
Net flows	(98)	(253)	-61%	(542)	1,641	NM
Market value change	1,012	984	3%	673	1,524	-56%
Total Hexavest assets - end of period	$17,052	$15,275	12%	$17,052	$15,275	12%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	April 30,
(in millions)	2014	% of Total	2013	% of Total	% Change
Open-end funds:
Class A	$29,571	10%	$30,232	12%	-2%
Class B	568	0%	847	0%	-33%
Class C	9,648	3%	10,077	4%	-4%
Class I	42,138	15%	38,625	15%	9%
Class N	2,023	1%	1,921	1%	5%
Class R	413	0%	331	0%	25%
Other	1,910	1%	792	0%	141%
Total open-end funds	86,271	30%	82,825	32%	4%
Private funds(2)	23,428	8%	19,910	8%	18%
Closed-end funds	25,420	9%	24,406	9%	4%
Total fund assets	135,119	47%	127,141	49%	6%
Institutional account assets	96,564	34%	84,724	32%	14%
High-net-worth account assets	20,968	7%	18,027	7%	16%
Retail managed account assets	33,218	12%	30,385	12%	9%
Total separate account assets	150,750	53%	133,136	51%	13%
Total	$285,869	100%	$260,277	100%	10%

(1)	Consolidated Eaton Vance Corp. See page 46 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

Fund assets under management increased $1.7 billion, or 1 percent, from $133.4 billion on October 31, 2013, reflecting market price appreciation of $1.8 billion offset by net outflows of $0.1 billion. Separate account assets under management increased $3.5 billion, or 2 percent, from $147.3 billion on October 31, 2013, reflecting market appreciation of $5.4 billion offset by net outflows of $1.8 billion.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in millions)	2014	2013	Change	2014	2013	Change
Open-end funds:
Class A	$29,780	$29,914	0%	$29,889	$29,472	1%
Class B	593	874	-32%	616	902	-32%
Class C	9,678	9,939	-3%	9,717	9,825	-1%
Class I	42,145	36,253	16%	42,245	33,949	24%
Class N	2,075	1,773	17%	2,155	1,689	28%
Class R	402	320	26%	393	314	25%
Other	1,693	727	133%	1,624	702	131%
Total open-end funds	86,366	79,800	8%	86,639	76,853	13%
Private funds(2)	22,655	19,391	17%	22,370	18,877	19%
Closed-end funds	25,314	23,953	6%	25,236	23,658	7%
Total fund assets	134,335	123,144	9%	134,245	119,388	12%
Institutional account assets	96,850	83,776	16%	97,037	70,191	38%
High-net-worth account assets	20,226	17,060	19%	20,056	16,381	22%
Retail managed account assets	33,011	29,558	12%	32,700	28,789	14%
Total separate account assets	150,087	130,394	15%	149,793	115,361	30%
Total	$284,422	$253,538	12%	$284,038	$234,749	21%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Net income attributable to Eaton Vance
Corp. shareholders	$74,901	$63,681	18%	$146,259	$113,486	29%
Non-controlling interest value adjustments(1)	-	666	NM	2,389	11,313	-79%
Closed-end fund structuring fees, net of tax(2)	-	1,677	NM	-	1,677	NM
Adjusted net income attributable to
Eaton Vance Corp. shareholders	$74,901	$66,024	13%	$148,648	$126,476	18%

Earnings per diluted share	$0.59	$0.50	18%	$1.15	$0.89	29%
Non-controlling interest value adjustments	-	0.01	NM	0.02	0.09	-78%
Closed-end fund structuring fees, net of tax	-	0.01	NM	-	0.01	NM
Special dividend adjustment(3)	-	-	-	-	0.02	NM
Adjusted earnings per diluted share	$0.59	$0.52	13%	$1.17	$1.01	16%

(1)	Please see page 57, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.
(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Municipal Income Term Trust.
(3)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $74.9 million, or $0.59 per diluted share, in the second quarter of fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $63.7 million, or $0.50 per diluted share, in the second quarter of fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $74.9 million, or $0.59 per diluted share, in the second quarter of fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $66.0 million, or $0.52 per diluted share, in the second quarter of fiscal 2013. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 can be primarily attributed to the following:

•	An increase in revenue of $22.4 million, or 7 percent, primarily due to a 12 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 50 basis points from 52 basis points as a result of a shift in asset mix.
•	An increase in expenses of $5.1 million, or 2 percent, reflecting increases in compensation, fund-related expenses and other expenses partially offset by decreases in distribution and service fee expenses and reduced amortization of deferred sales commissions.
•	A $5.8 million decrease in gains (losses) and other investment income, net, primarily due to a decrease in investment gains recognized on our seed capital portfolio.

•	A decrease of $1.2 million in interest expense, reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of fiscal 2013.
•	A $0.4 million decline in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entities, reflecting an increase in gains and other investment income, offset by an increase in interest expense.
•	An increase in income taxes of $7.1 million, or 18 percent, reflecting the increase in the Company’s income before taxes. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in equity in net income of affiliates, net of tax, of $1.8 million, primarily reflecting an increase in the Company’s proportionate net interest of sponsored funds accounted for under the equity method.
•	A $4.3 million decrease in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting a decline in net income attributable to non-controlling interest holders of the Company’s consolidated funds.

We reported net income attributable to Eaton Vance Corp. shareholders of $146.3 million, or $1.15 per diluted share, in the first six months of fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $113.5 million, or $0.89 per diluted share, in the first six months of fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $148.6 million, or $1.17 adjusted earnings per diluted share, in the first six months of fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $126.5 million, or $1.01 adjusted earnings per diluted share, in the first six months of fiscal 2013. The change in net income and adjusted net income attributable to Eaton Vance Corp. shareholders for the first half of fiscal 2014 compared to the first half of fiscal 2013 can be primarily attributed to the following:

•	An increase in revenue of $64.1 million, or 10 percent, primarily due to a 21 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 50 basis points from 55 basis points. The decrease in our effective fee rate reflects a change in asset mix, largely due to the Clifton acquisition in December 2012.
•	An increase in expenses of $23.4 million, or 5 percent, reflecting increases in compensation, distribution fees, fund-related expenses and other expenses offset by reduced amortization of deferred sales commissions.
•	A decrease of $10.6 million in gains (losses) and other investment income, net, primarily due to a decline in investment gains recognized on our seed capital investments.
•	A $2.3 million decrease in interest expense reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of 2013.
•	A $2.9 million improvement in income (expense) of the Company’s consolidated CLO entities which can be attributed to an increase in gains and other income, net, offset by an increase in interest and other expenses.
•	An increase in income taxes of $15.8 million reflecting the increase in the Company’s income before taxes.
•	An increase in equity in net income of affiliates, net of tax, of $1.9 million, reflecting our 49 percent equity interest in Hexavest and an increase in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method of accounting.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $11.2 million, primarily reflecting a decrease in the net gains recognized by the Company’s consolidated CLO entities that are borne by other beneficial interest holders, partially offset by a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and a decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Weighted average diluted shares outstanding increased by 2.3 million shares, or 2 percent, in the first six months of fiscal 2014 over the first six months of fiscal 2013. The change reflects an increase in the dilutive effect of in-the-money options resulting from an 11 percent increase in the average share price of the Company’s Non-Voting Common Stock, offset by a decrease in outstanding shares of the Company’s Non-Voting Common Stock as a result of share repurchases during the period.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 50 basis points in both the second quarter and first six months of fiscal 2014, compared to 52 basis points and 55 basis points in the second quarter and first six months of fiscal 2013, respectively. As noted above, the decrease in our overall average effective fee rate can be primarily attributed to the impact of the acquisition of Clifton, whose business operates at a significantly lower average effective fee rate.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Investment advisory and administrative fees	$300,136	$276,921	8%	$604,849	$540,202	12%
Distribution and underwriter fees	21,212	22,165	-4%	42,833	44,916	-5%
Service fees	30,829	31,132	-1%	63,120	62,262	1%
Other revenue	1,884	1,474	28%	3,520	2,829	24%
Total revenue	$354,061	$331,692	7%	$714,322	$650,209	10%

Investment advisory and administrative fees

Investment advisory and administrative fees represented 85 percent of total revenue in the second quarter and first six months of fiscal 2014, compared to 83 percent in the second quarter and first six months of fiscal 2013.

The increase in investment advisory and administrative fees in the second quarter of fiscal 2014 from the same period a year earlier reflects a 12 percent increase in average assets under management, offset by a decline in our effective fee rates. The decrease in our effective investment advisory and administrative fee rate to 42 basis points in the second quarter and first six months of fiscal 2014 from 44 basis points in the second quarter of fiscal 2013 can be primarily attributed to the impact of a shift in product mix from higher fee to lower fee mandates. Performance fees totaled $1.0 million in the second quarter of fiscal 2014 compared to $118,000 in the second quarter of fiscal 2013.

The increase in investment advisory and administrative fees of 12 percent, or $64.6 million, in the first six months of fiscal 2014 over the same period a year earlier can be primarily attributed to the 21 percent increase in average assets under management, partially offset by lower effective fee rates due primarily to the shift in product mix discussed above. Performance fees totaled $1.1 million and $118,000 in the first six months of fiscal 2014 and fiscal 2013, respectively.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class R and private equity funds for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change

Class A	$320	$257	25%	$652	$469	39%
Class B	911	1,401	-35%	1,928	2,954	-35%
Class C	16,531	17,036	-3%	33,718	34,258	-2%
Class N	66	21	214%	141	21	571%
Class R	245	195	26%	486	386	26%
Private funds	985	935	5%	1,943	1,830	6%
Total distribution plan payments	$19,058	$19,845	-4%	$38,868	$39,918	-3%

The decrease in distribution plan payments in the second quarter and first six months of fiscal 2014 from the same periods a year earlier reflects decreases in average Class B and Class C distribution fees, offset by increases in average Class A, Class R and private fund distribution fees.

Underwriter fees and other distribution income were $2.2 million in the second quarter of fiscal 2014, a decrease of 17 percent or $0.2 million from the second quarter of fiscal 2013, primarily reflecting a decrease of $0.5 million in underwriter fees received on sales of Class A shares, offset by an increase of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income were $4.0 million in the first six months of fiscal 2014, a decrease of 21 percent, or $1.0 million, from the same period a year earlier, primarily reflecting a decrease of $1.0 million in underwriter fees received on sales of Class A shares.

Service fees

Service fee revenue decreased 1 percent, or $0.3 million, to $30.8 million in the second quarter of fiscal 2014 from the same period a year earlier, primarily reflecting a decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue increased 1 percent, or $0.9 million, to $63.1 million in the first six months of fiscal 2014 from the same period a year earlier, primarily reflecting a 3 percent increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sublease income, increased by $0.4 million and $0.7 million in the second quarter and first six months of fiscal 2014, respectively, from the same periods a year earlier, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased by 2 percent, or $5.1 million, in the second quarter of fiscal 2014 from the same period a year earlier and by 5 percent, or $23.4 million, in the first six months of fiscal 2014 from the same period a year earlier, reflecting increases in compensation, fund-related and other expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Compensation and related costs:
Cash compensation	$99,925	$97,022	3%	$203,875	$191,684	6%
Stock-based compensation	14,731	12,990	13%	29,603	27,157	9%
Total compensation and related costs	114,656	110,012	4%	233,478	218,841	7%
Distribution expense	34,785	35,304	-1%	70,333	69,193	2%
Service fee expense	28,281	29,211	-3%	57,486	57,475	0%
Amortization of deferred sales commissions	4,354	4,752	-8%	9,324	9,535	-2%
Fund-related expenses	8,455	8,074	5%	16,908	15,498	9%
Other expenses	38,227	36,269	5%	77,290	70,917	9%
Total expenses	$228,758	$223,622	2%	$464,819	$441,459	5%

Compensation and related costs

The following table shows our compensation and related costs for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Base salaries and employee benefits	$49,720	46,002	8%	$101,565	92,497	10%
Stock-based compensation	14,731	12,990	13%	29,603	27,157	9%
Operating income-based incentives	36,683	32,393	13%	73,351	63,145	16%
Sales incentives	12,986	17,859	-27%	27,054	33,448	-19%
Other compensation expense	536	768	-30%	1,905	2,594	-27%
Total	$114,656	110,012	4%	$233,478	218,841	7%

The increase in base salaries and employee benefits in the second quarter and first six months of fiscal 2014 primarily reflects an increase in base compensation associated with higher headcount and annual merit increases, and an increase in employee benefits. The increase in stock-based compensation reflects increases in headcount and expenses associated with subsidiary long-term equity plans. The increase in operating income-based incentives reflects the increase in pre-bonus adjusted operating income. Sales incentives decreased primarily due to lower compensable sales. Other compensation expense decreased due to lower severance costs and sign-on bonuses.

Distribution expense

The following table shows our distribution expense for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Class A share commissions	$1,080	$2,018	-46%	$2,243	$4,213	-47%
Class C share distribution fees	13,167	13,542	-3%	26,612	27,365	-3%
Closed-end fund structuring fees	-	2,714	NM	-	2,714	NM
Closed-end fund dealer compensation payments	4,577	4,328	6%	9,267	8,658	7%
Intermediary marketing support payments	11,817	9,390	26%	23,627	19,130	24%
Discretionary marketing expenses	4,144	3,312	25%	8,584	7,113	21%
Total	$34,785	$35,304	-1%	$70,333	$69,193	2%

The decrease in Class A share commissions in the second quarter of fiscal 2014 and the first six months of fiscal 2014 reflects a decrease in Class A fund sales on which we pay a commission. Class C share distribution fees decreased due to lower Class C share assets held more than one year on which these fees are based. The decrease in closed-end fund structuring fees reflects the non-recurrence of closed-end structuring fees paid in the second quarter of fiscal 2013. The increase in closed-end fund dealer compensation payments reflects an increase in average assets under management subject to those arrangements. The increase in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects increases in average assets subject to those arrangements. The increase in discretionary marketing expenses primarily reflects an increase in the use of outside agencies.

Service fee expense

Service fee expense decreased by 3 percent, or $0.9 million, in the second quarter of fiscal 2014 from the same quarter a year earlier, reflecting a decrease in average fund assets retained more than one year in funds and share classes that are subject to service fees. Service fee expense was flat in the first six months of fiscal 2014 versus the same period a year earlier.

Amortization of deferred sales commissions

Amortization expense decreased 8 percent, or $0.4 million, in the second quarter of fiscal 2014 from the same period a year earlier, reflecting decreases in Class B shares, Class C shares and private fund deferred sales commissions. In the second quarter of fiscal 2014, 86 percent of total amortization related to Class C shares, 10 percent to Class B shares and 4 percent to private funds. In the second quarter of fiscal 2013, 77 percent of total amortization related to Class C shares, 18 percent to Class B shares and 5 percent to private funds.

Amortization expense decreased 2 percent, or $0.2 million, in the first six months of fiscal 2014 compared to the same period a year earlier, reflecting a decrease in average Class B share and private fund deferred sales commissions offset by an increase in Class C shares.

Fund-related expenses

Fund-related expenses increased 5 percent, or $0.4 million, in the second quarter of fiscal 2014 from the same period a year earlier and 9 percent, or $1.4 million, in the first six months of fiscal 2014 over the same period a year earlier. The increase in both compared periods primarily reflects an increase in sub-advisory expenses resulting from growth in Company-sponsored funds managed by unaffiliated sub-advisers.

Other expenses

The following table shows our other expense for the three and six months ended April 30, 2014 and 2013:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Travel	$3,931	$3,559	10%	$7,921	$6,830	16%
Communications	1,446	1,371	5%	2,613	2,611	0%
Information technology	14,573	14,034	4%	29,927	26,135	15%
Professional services	3,462	2,667	30%	6,803	5,642	21%
Facilities-related	9,644	9,704	-1%	19,358	19,638	-1%
Other corporate expense	5,171	4,934	5%	10,668	10,061	6%
Total	$38,227	$36,269	5%	$77,290	$70,917	9%

The increase in travel expense in the second quarter of fiscal 2014 from the second quarter of fiscal 2013 relates to an overall increase in travel. The increase in information technology expense can be attributed to increases in system maintenance and repairs and market data, offset by a decrease in technology consulting costs. The increase in professional services expense can be attributed to increases in external legal costs and general corporate consulting. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The increase in other corporate expenses reflects an increase in other corporate taxes and charitable giving.

The higher travel expense in the first six months of fiscal 2014 from the first six months of fiscal 2013 can be attributed to an increase in travel. The increase in information technology expense can be attributed to increases in system maintenance and repairs, market data and other information technology consulting expenses. The increase in professional services expense can be attributed to increases in general recruiting costs. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The increase in other corporate expenses reflects an increase in charitable giving, other corporate taxes and the amortization of intangible assets related to the Clifton acquisition.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and six months ended April 30, 2014 and 2013 are as follows:

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Gains (losses) and other investment income, net	$(738)	$5,043	NM	$(325)	$10,250	NM
Interest expense	(7,404)	(8,572)	-14%	(14,804)	(17,142)	-14%
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	5,104	4,384	16%	13,813	6,177	124%
Interest and other expense	(4,188)	(3,051)	37%	(12,023)	(7,272)	65%
Total non-operating expense	$(7,226)	$(2,196)	229%	$(13,339)	$(7,987)	67%

Gains (losses) and other investment income, net, declined $5.8 million in the second quarter of fiscal 2014 compared to the same period a year earlier, primarily reflecting a decrease of $1.3 million in interest income earned and a decrease of $3.9 million in net investment gains. In the second quarter of fiscal 2014, we recognized $2.4 million of losses related to our seed capital investments and associated hedges, compared to a net gain of $1.5 million in the second quarter of fiscal 2013.

Gains (losses) and other investment income, net, declined $10.6 million in the first six months of fiscal 2014 compared to the same period a year earlier, primarily reflecting a decrease of $9.1 million in net investment gains, a decrease of $1.0 million in foreign currency gains and a decrease of $0.5 million in interest income earned. In the first six months of fiscal 2014 we recognized $2.9 million of losses related to our seed capital investments and associated hedges, compared to net gains of $6.2 million in the first six months of fiscal 2013.

Interest expense decreased $1.2 million and $2.3 million in the second quarter and first six months of fiscal 2014, respectively, reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of fiscal 2013.

Net income (loss) of our consolidated CLO entities totaled $0.9 million and $1.6 million in the second quarter and first six months of fiscal 2014, representing $1.0 million and $1.8 million of other income (loss) and $0.1 million and $0.2 million of other operating expenses, respectively. $0.8 million and $1.1 million of consolidated CLO entities’ net income (loss) was included in net income attributable to non-controlling and other beneficial interests, reflecting third-party note holders’ proportionate interests in the net income (loss) of the entities in the second quarter and first six months of fiscal 2014, respectively. $1.7 million and $2.7 million for the second quarter and first six months of fiscal 2014, respectively, was included in net income attributable to Eaton Vance Corp. shareholders, representing the management fees earned and the Company’s proportionate interest in the net income (loss) of the entities.

Income Taxes

Our effective tax rate calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates was 38.3 percent and 38.1 percent in the second quarter and first six months of fiscal 2014, respectively, compared to 36.1 percent and 36.9 percent in the second quarter and first six months of fiscal 2013. Excluding the effect of the consolidated CLO entities net income (loss) allocated to other beneficial interest holders, our effective tax rate would have been 38.1 percent and 37.9 percent in the second quarter and first six months of fiscal 2014, respectively.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the second quarter of fiscal 2014 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, increased to $5.2 million and $8.5 million in the second quarter and first six months of fiscal 2014 from $3.4 million and $6.6 million in the same periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and six months ended April 30, 2014 and 2013.

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Investments in sponsored funds, net of tax	$2,208	$1,233	79%	$2,791	$2,248	24%
Investment in private equity partnership, net of tax	446	97	360%	322	219	47%
Investment in Hexavest, net of tax and amortization	2,565	2,110	22%	5,391	4,150	30%
Total	$5,219	$3,440	52%	$8,504	$6,617	29%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and six months ended April 30, 2014 and 2013.

	Three Months Ended			Six Months Ended
	April 30,		%	April 30,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated sponsored funds	$413	$2,986	-86%	$217	$4,092	-95%
Majority-owned subsidiaries	3,524	3,690	-4%	7,007	7,589	-8%
Non-controlling interest value adjustments(1)	-	666	NM	2,389	11,313	-79%
Consolidated CLO entities	(791)	97	NM	(1,095)	(3,233)	-66%
Net income attributable to non-controlling and other beneficial interests	$3,146	$7,439	-58%	$8,518	$19,761	-57%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as either partnerships or pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entities do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entities are held solely to satisfy the obligations of the entities and we have no right to these assets beyond our direct investment in, and management fees generated from, the entities. The note holders of the CLO entities have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entities are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on April 30, 2014 and October 31, 2013 and uses of cash for the six months ended April 30, 2014 and 2013.

Balance Sheet and Cash Flow Data

	April 30,	October 31,
(in thousands)	2014	2013

Balance sheet data:
Assets:
Cash and cash equivalents	$311,939	$461,906
Investment advisory fees and other receivables	171,538	170,220
Total liquid assets	$483,477	$632,126

Investments	$648,567	$536,323

Liabilities:
Debt	$573,577	$573,499

	Six Months Ended
	April 30,
(in thousands)	2014	2013

Cash flow data:
Operating cash flows	$(155,267)	$(52,092)
Investing cash flows	123,807	87,824
Financing cash flows	(117,856)	(177,479)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 30 percent and 38 percent of total assets on April 30, 2014 and October 31, 2013, respectively, excluding those assets identified as assets of the consolidated CLO entities. Not included in the liquid asset amounts are $192.5 million and $20.1 million of highly liquid short-term debt securities with remaining maturities between three months and 12 months as of April 30, 2014 and October 31, 2013, respectively, which are included within Investments on our Consolidated Balance Sheet. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $148.6 million decrease in liquid assets in the first six months of fiscal 2014 primarily reflects net cash used for operating activities of $155.3 million, the payment of $53.6 million of dividends to shareholders, the repurchase of $135.3 million of Non-Voting Common Stock and the payment of $26.9 million to acquire additional interests in Atlanta Capital, offset by net proceeds from sales and purchases of available-for-sale securities of $43.0 million, proceeds from the issuance of Non-Voting Common Stock of $32.5 million and $143.0 million impact of the consolidated CLO entities’ investing and financing activities.

On April 30, 2014, our debt consisted of $250.0 million aggregate principal amount of 2017 Senior Notes and $325.0 million aggregate principal amount of 2023 Senior Notes. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at April 30, 2014 or at any point during the first six months of fiscal 2014. We were in compliance with all debt covenants as of April 30, 2014.

We continue to monitor our liquidity daily. We remain committed to growing our business and expect that our main uses of cash will be paying dividends, acquiring shares of our Non-Voting Common Stock, making seed investments in new products and strategic acquisitions, enhancing our technology infrastructure and paying the operating expenses of our business, which are largely variable in nature and fluctuate with revenue and assets under management. We believe that our existing liquid assets, cash flows from operations and borrowing capacity under our existing credit facility are sufficient to meet our current and forecasted operating cash needs for the next twelve months. The risk exists, however, that if we need to raise additional capital or refinance existing debt in the future, resources may not be available to us in sufficient amounts or on acceptable terms. Our ability to enter the capital markets in a timely manner depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely affected.

Recoverability of our Investments

Our $648.6 million of investments as of April 30, 2014 consisted of our 49 percent equity interest in Hexavest, positions in Company-managed funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-managed funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at April 30, 2014.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first six months of fiscal 2014 that would indicate that an impairment loss exists at April 30, 2014.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There have been no significant changes in financial condition in the first six months of fiscal 2014 that would indicate that an impairment loss exists at April 30, 2014.

Operating Cash Flows

Cash used for operating activities totaled $155.3 million in the first six months of fiscal 2014, an increase of $103.2 million from $52.1 million in the first six months of fiscal 2013. The increase in net cash used for operating activities year-over-year primarily reflects an increase in the net purchase of trading securities and an increase in net cash used in the operating activities of our consolidated CLO entities, partially offset by an increase in deferred taxes and a decrease in the timing differences in the cash settlements of our other assets and liabilities.

Investing Cash Flows

Cash provided by investing activities totaled $123.8 million in the first six months of fiscal 2014 compared to $87.8 million in the first six months of fiscal 2013. The increase in cash provided by investing activities year-over-year can be primarily attributed to a decrease in cash utilized for acquisitions in the first six months of fiscal 2014, reflecting payments to the sellers of Clifton and TABS of $67.2 million and $14.1 million, respectively, in the first six months of fiscal 2013, offset by a decrease of $19.5 million in the net proceeds from sales and purchases of available-for-sale securities and a decrease of $29.8 million in the net proceeds from the sale and maturities of consolidated CLO entity investments.

Financing Cash Flows

Cash used for financing activities totaled $117.9 million in the first six months of fiscal 2014 compared to $177.5 million in the first six months of fiscal 2013. In the first six months of fiscal 2014 we paid $26.9 million to acquire additional interests in Atlanta Capital, repurchased and retired a total of 3.5 million shares of our Non-Voting Common Stock for $135.3 million, and issued 2.6 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $32.5 million. As of April 30, 2014, we have authorization to purchase an additional 5.3 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.44 in the first six months of fiscal 2014, compared to $1.40 per share in the first six months of fiscal 2013. Dividends declared per share in the first six months of fiscal 2013 include a one-time special dividend of $1.00 per share declared and paid in December 2012. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In the first six months of fiscal 2014, cash used for financing activities also included $371.6 million in principal payments made on senior notes, lines of credit and preferred shares of consolidated CLO entities, as well as $429.6 million related to the issuance of new senior notes and preferred shares of those entities.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments and operating leases. During the six months ended April 30, 2014, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2013.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheet as of April 30, 2014. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $94.3 million on April 30, 2014 compared to $74.9 million on October 31, 2013.

Redeemable non-controlling interests as of April 30, 2014 consist of third-party investors’ ownership in consolidated investment funds of $6.2 million, non-controlling interests in Atlanta Capital redeemable at other than fair value of $13.6 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $22.8 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put redeemable at fair value of $9.9 million and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital redeemable at fair value of $28.1 million and $13.5 million, respectively. Redeemable non-controlling interests as of October 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $4.0 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $13.6 million, respectively, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $13.9 million and redeemable interests in profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $24.9 million and $12.3 million, respectively.

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors, including the 10 percent interest subject to the fiscal 2013 call, for indirect ownership interests in Parametric. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four-year period beginning in 2018. Indirect capital and profit interests in Parametric issued in connection with the transaction totaled 0.8 percent on April 30, 2014. As a result of this exchange, Parametric became the sole owner of Parametric Risk Advisors effective November 1, 2013.

Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 5.1 percent at April 30, 2014, reflecting a 0.4 percent profit interest granted on November 1, 2013 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on April 30, 2014, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four-year period beginning in 2014. Capital and profit interests in Parametric held by us decreased to 92.2 percent on April 30, 2014, reflecting the transactions described above.

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

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of April 30, 2014 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of April 30, 2014 the Company had approximately $14.6 million of undistributed earnings in these subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require the Company to accrue and pay U.S. corporate income taxes. The Company does not have a current plan to repatriate these funds.

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

Accounting Developments

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early application is prohibited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2013.

Item 4.	Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

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

The following is an update to Part I, “Item 1A- Risk Factors,” contained in our Form 10-K for the year ended October 31, 2013.

Our assets under management, which impact revenue, are subject to significant fluctuations. Our major sources of revenue, including investment advisory, administrative, distribution and service fees, are generally calculated as percentages of assets under management. Fee rates for our investment products generally vary by investment mandate (e.g., equity, fixed income, floating-rate income, alternative or implementation services) and vehicle (e.g., fund or separate account). An adverse change in asset mix by mandate or vehicle, independent of our level of assets under management, may result in a decrease in our overall effective fee rate, thereby reducing our revenue and net income. Any decrease in the level of our assets under management generally would also reduce our revenue and net income. Assets under management could decrease due to a decline in securities prices, a decline in the sales of our investment products, an increase in open-end fund redemptions or client withdrawals, repurchases of or other reductions in closed-end fund shares outstanding, or reductions in leverage used by investment vehicles. Adverse market conditions and/or lack of investor confidence in the market could lead to a decrease in investor risk tolerance. A decrease in investor risk tolerance could result in investors withdrawing from markets or decreasing their rate of investment, thereby reducing our overall assets under management and adversely affecting our revenue, earnings and growth prospects. Changes in investor risk tolerance could also result in investor allocation away from higher fee products to lower fee products, which could adversely affect our revenue and earnings. Our overall assets under management may not change in tandem with overall market conditions, as changes in our total assets under management may lag improvements or declines in the market based upon product mix and investment performance.

We may need to raise additional capital or refinance existing debt in the future, and resources may not be available to us in sufficient amounts or on acceptable terms. Significant future demands on our capital include contractual obligations to service our debt, satisfy the terms of non-cancelable operating leases and purchase non-controlling interests in our majority-owned subsidiaries as described more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section entitled Contractual Obligations on pages 55-57 in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. Although we believe our existing cash flows from operations will be sufficient to meet our future capital needs, our ability to satisfy our long-term contractual obligations may be dependent on our ability to access capital markets. Our ability to access capital markets efficiently depends on a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. If we are unable to access capital markets to issue new debt, refinance existing debt or sell shares of our Non-Voting Common Stock as needed, or if we are unable to obtain such financing on acceptable terms, our business could be adversely impacted.

Expansion into international markets and new products and services increases our operational, regulatory and other risks. We continue to increase our product offerings and international business activities. As a result of such expansion, we face increased operational, regulatory, compliance and reputational risks. The failure of our compliance and internal control systems to properly mitigate such additional risks, or of our operating infrastructure to support such expansion, could result in operational failures and regulatory fines or sanctions. Our operations in the European Economic Area are subject to increased compliance, disclosure and other obligations as a result of recent changes to European fund regulation. We may incur additional costs to satisfy the requirements of the European Union Directive on Undertakings for Collective Investments in Transferable Securities and the Alternative Investment Fund Managers Directive. These Directives may also limit our operating flexibility and impact our ability to expand in European markets. Activity in international markets also exposes us to fluctuations in currency exchange rates, which may adversely affect the U.S. dollar value of revenues, expenses and assets associated with our business activities outside the United States. Actual and anticipated changes in current exchange rates may also adversely affect international demand for our investment products and services, most of which represent investments primarily in U.S. dollar-based assets. Because many of our costs to support international business activities are based in U.S. dollars, the profitability of such activities may be adversely affected by a weakening versus the dollar of other currencies in which we derive significant revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the second quarter of fiscal 2014:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
February 1, 2014 through February 28, 2014	209,945	$37.15	209,945	7,589,874
March 1, 2014 through March 31, 2014	1,150,000	$38.11	1,150,000	6,439,874
April 1, 2014 through April 30, 2014	1,090,035	$36.85	1,090,035	5,349,839

Total	2,449,980	$37.47	2,449,980	5,349,839

(1)	We announced a share repurchase program on January 15, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: June 6, 2014
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

