Form 10-Q
period 2014-07-31
EATON VANCE CORP
filed 2014-09-05
CIK 350797

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014

or

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

Shares outstanding as of July 31, 2014:

Voting Common Stock – 415,078 shares

Non-Voting Common Stock – 118,320,698 shares

Eaton Vance Corp.

Form 10-Q

As of July 31, 2014 and for the

Three and Nine Month Periods Ended July 31, 2014

Part I - Financial Information

Item 1. Consolidated Financial Statements

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited)

	July 31,	October 31,
(in thousands)	2014	2013

Assets

Cash and cash equivalents	$362,017	$461,906
Investment advisory fees and other receivables	171,403	170,220
Investments	642,475	536,323
Assets of consolidated collateralized loan obligation ("CLO") entities:
Cash and cash equivalents	21,074	36,641
Bank loans and other investments	166,025	685,681
Other assets	2,179	5,814
Deferred sales commissions	16,966	17,923
Deferred income taxes	53,014	61,139
Equipment and leasehold improvements, net	46,247	48,746
Intangible assets, net	67,457	74,534
Goodwill	228,876	228,876
Other assets	58,355	79,446
Total assets	$1,836,088	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Balance Sheets (unaudited) (continued)

	July 31,	October 31,
(in thousands, except share data)	2014	2013
Liabilities, Temporary Equity and Permanent Equity

Liabilities:

Accrued compensation	$142,147	$169,953
Accounts payable and accrued expenses	69,022	58,529
Dividend payable	26,547	26,740
Debt	573,616	573,499
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	182,725	279,127
Line of credit	-	247,789
Redeemable preferred shares	-	64,952
Other liabilities	389	124,305
Other liabilities	72,437	115,960
Total liabilities	1,066,883	1,660,854

Commitments and contingencies

Temporary Equity:

Redeemable non-controlling interests	99,966	74,856

Permanent Equity:

Voting Common Stock, par value $0.00390625 per share:
Authorized, 1,280,000 shares
Issued and outstanding, 415,078 and 399,240 shares, respectively	2	2
Non-Voting Common Stock, par value $0.00390625 per share:
Authorized, 190,720,000 shares
Issued and outstanding, 118,320,698 and 121,232,506 shares, respectively	462	474
Additional paid-in capital	-	124,837
Notes receivable from stock option exercises	(7,569)	(7,122)
Accumulated other comprehensive loss	(4,508)	(177)
Appropriated retained earnings	4,557	10,249
Retained earnings	674,492	541,521
Total Eaton Vance Corp. shareholders' equity	667,436	669,784
Non-redeemable non-controlling interests	1,803	1,755
Total permanent equity	669,239	671,539
Total liabilities, temporary equity and permanent equity	$1,836,088	$2,407,249

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2014	2013	2014	2013
Revenue:
Investment advisory and administrative fees	$311,756	$293,589	$916,605	$833,791
Distribution and underwriter fees	21,548	22,681	64,381	67,597
Service fees	31,977	32,259	95,097	94,521
Other revenue	2,309	1,832	5,829	4,661
Total revenue	367,590	350,361	1,081,912	1,000,570
Expenses:
Compensation and related costs	117,632	115,379	351,110	334,220
Distribution expense	35,591	35,452	105,924	104,645
Service fee expense	29,780	29,013	87,266	86,488
Amortization of deferred sales commissions	4,084	4,983	13,408	14,518
Fund-related expenses	9,380	8,230	26,288	23,728
Other expenses	39,945	38,454	117,235	109,371
Total expenses	236,412	231,511	701,231	672,970
Operating income	131,178	118,850	380,681	327,600
Non-operating income (expense):
Gains (losses) and other investment income, net	2,917	(8,027)	2,592	2,223
Interest expense	(7,443)	(9,167)	(22,247)	(26,309)
Loss on extinguishment of debt	-	(52,886)	-	(52,886)
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,434	1,704	15,247	7,881
Interest and other expense	(1,758)	(2,939)	(13,781)	(10,211)
Total non-operating expense	(4,850)	(71,315)	(18,189)	(79,302)
Income before income taxes and equity in net income of affiliates	126,328	47,535	362,492	248,298
Income taxes	(48,899)	(25,137)	(138,790)	(99,270)
Equity in net income of affiliates, net of tax	3,840	2,652	12,344	9,269
Net income	81,269	25,050	236,046	158,297
Net income attributable to non-controlling and other beneficial interests	(3,334)	(1,847)	(11,852)	(21,608)
Net income attributable to Eaton Vance Corp. shareholders	$77,935	$23,203	$224,194	$136,689
Earnings per share:
Basic	$0.66	$0.19	$1.86	$1.12
Diluted	$0.63	$0.18	$1.78	$1.07
Weighted average shares outstanding:
Basic	116,145	117,594	117,248	116,399
Diluted	121,013	123,872	122,550	122,155
Dividends declared per share	$0.22	$0.20	$0.66	$1.60

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013

Net income	$81,269	$25,050	$236,046	$158,297

Other comprehensive income (loss):
Change in unrealized gains on derivative instruments, net of tax	-	1,227	-	1,227
Amortization of net gains (losses) on derivatives, net of tax	4	698	10	842
Unrealized holding gains (losses) on available-for-sale investments and reclassification adjustments, net of tax	228	370	607	(1,426)
Foreign currency translation adjustments, net of tax	905	(2,860)	(4,948)	(3,880)

Other comprehensive income (loss), net of tax	1,137	(565)	(4,331)	(3,237)

Total comprehensive income	82,406	24,485	231,715	155,060
Comprehensive income attributable to non-controlling and other beneficial interests	(3,334)	(1,847)	(11,852)	(21,608)
Total comprehensive income attributable to Eaton Vance Corp. shareholders	$79,072	$22,638	$219,863	$133,452

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Loss	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2013	$2	$474	$124,837	$(7,122)	$(177)	$10,249	$541,521	$1,755	$671,539	$74,856
Net income	-	-	-	-	-	(2,005)	224,194	4,396	226,585	9,461
Other comprehensive loss	-	-	-	-	(4,331)	-	-	-	(4,331)	-
Dividends declared	-	-	-	-	-	-	(79,626)	-	(79,626)	-
Issuance of Voting Common Stock	-	-	162	-	-	-	-	-	162	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	7	39,501	(2,216)	-	-	-	-	37,292	-
Under employee stock purchase plans	-	-	3,709	-	-	-	-	-	3,709	-
Under employee incentive plan	-	-	2,946	-	-	-	-	-	2,946	-
Under restricted stock plan, net of forfeitures	-	4	-	-	-	-	-	-	4	-
Stock-based compensation	-	-	46,492	-	-	-	-	-	46,492	-
Tax benefit of stock option exercises	-	-	12,723	-	-	-	-	-	12,723	-
Repurchase of Voting Common Stock	-	-	(77)	-	-	-	-	-	(77)	-
Repurchase of Non-Voting Common Stock	-	(23)	(216,294)	-	-	-	(11,597)	-	(227,914)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	1,769	-	-	-	-	1,769	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,996)	(3,996)	2,313
Deconsolidation	-	-	-	-	-	(3,687)	-	-	(3,687)	(4,111)
Reclass to temporary equity	-	-	-	-	-	-	-	(352)	(352)	352
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(6,839)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	9,935
Other changes in non-controlling interests	-	-	(13,999)	-	-	-	-	-	(13,999)	13,999
Balance, July 31, 2014	$2	$462	$-	$(7,569)	$(4,508)	$4,557	$674,492	$1,803	$669,239	$99,966

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Shareholders' Equity (unaudited) (continued)

	Permanent Equity									Temporary Equity
(in thousands)	Voting Common Stock	Non-Voting Common Stock	Additional Paid-In Capital	Notes Receivable from Stock Option Exercises	Accumulated Other Comprehensive Income	Appropriated Retained Earnings	Retained Earnings	Non- Redeemable Non- Controlling Interests	Total Permanent Equity	Redeemable Non- Controlling Interests
Balance, November 1, 2012	$2	$453	$26,730	$(4,155)	$3,923	$18,699	$566,420	$1,513	$613,585	$98,765
Net income	-	-	-	-	-	(5,592)	136,689	3,964	135,061	23,236
Other comprehensive loss	-	-	-	-	(3,237)	-	-	-	(3,237)	-
Dividends declared	-	-	-	-	-	-	(192,075)	-	(192,075)	-
Issuance of Non-Voting Common Stock:
On exercise of stock options	-	18	98,968	(4,734)	-	-	-	-	94,252	-
Under employee stock purchase plan	-	1	3,516	-	-	-	-	-	3,517	-
Under employee incentive plan	-	-	2,079	-	-	-	-	-	2,079	-
Under restricted stock plan, net of forfeitures	-	5	-	-	-	-	-	-	5	-
Stock-based compensation	-	-	40,446	-	-	-	-	-	40,446	-
Tax benefit of stock option exercises	-	-	15,682	-	-	-	-	-	15,682	-
Repurchase of Voting Common Stock	-	-	(73)	-	-	-	-	-	(73)	-
Repurchase of Non-Voting Common Stock	-	(5)	(48,157)	-	-	-	-	-	(48,162)	-
Principal repayments on notes receivable from stock option exercises	-	-	-	2,028	-	-	-	-	2,028	-
Net subscriptions (redemptions/distributions) of non-controlling interest holders	-	-	-	-	-	-	-	(3,922)	(3,922)	63,796
Deconsolidation	-	-	-	-	-	-	-	-	-	(61,023)
Reclass to temporary equity	-	-	-	-	-	-	-	(224)	(224)	224
Purchase of non-controlling interests	-	-	-	-	-	-	-	-	-	(46,601)
Issuance of subsidiary equity	-	-	-	-	-	-	-	-	-	13,927
Other changes in non-controlling interests	-	-	(4,727)	-	-	-	-	-	(4,727)	4,727
Balance, July 31, 2013	$2	$472	$134,464	$(6,861)	$686	$13,107	$511,034	$1,331	$654,235	$97,051

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	July 31,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$236,046	$158,297
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	15,822	19,673
Unamortized gain on derivative instrument	-	2,015
Amortization of deferred sales commissions	13,464	14,575
Stock-based compensation	46,492	40,446
Deferred income taxes	10,831	(4,117)
Net (gains) losses on investments and derivatives	2,789	(399)
Equity in net income of affiliates, net of amortization	(14,833)	(10,834)
Dividends received from affiliates	11,654	13,218
Loss on extinguishment of debt	-	52,886
Consolidated CLO entities' operating activities:
Net (gains) losses on bank loans, other investments and note obligations	(592)	4,197
Amortization	(715)	(584)
Net decrease in other assets and liabilities, including cash	(128,945)	(23,119)
Changes in operating assets and liabilities:
Investment advisory fees and other receivables	(1,090)	(21,852)
Investments in trading securities	(181,897)	(194,121)
Deferred sales commissions	(12,510)	(14,098)
Other assets	11,376	28,424
Accrued compensation	(27,871)	(13,547)
Accounts payable and accrued expenses	10,632	(4,587)
Other liabilities	5,376	(46,702)
Net cash used for operating activities	(3,971)	(229)
Cash Flows From Investing Activities:
Additions to equipment and leasehold improvements	(5,756)	(4,220)
Net cash paid in acquisition	-	(86,429)
Cash paid for intangible assets	-	(300)
Proceeds from sale of investments	77,739	71,414
Purchase of investments	(21,724)	(747)
Consolidated CLO entities' investing activities:
Proceeds from sales and maturities of bank loans and other investments	356,985	192,036
Purchase of bank loans and other investments	(248,771)	(6,547)
Net cash provided by investing activities	158,473	165,207

See notes to Consolidated Financial Statements.

Eaton Vance Corp.

Consolidated Statements of Cash Flows (unaudited) (continued)

	Nine Months Ended
	July 31,
(in thousands)	2014	2013
Cash Flows From Financing Activities:
Purchase of additional non-controlling interest	(26,872)	(43,507)
Proceeds from issuance of subsidiary equity	-	1,092
Debt issuance costs	-	(3,012)
Proceeds from issuance of debt	-	323,440
Repayment of debt	-	(250,000)
Loss on extinguishment of debt	-	(52,886)
Proceeds from issuance of Voting Common Stock	162	-
Proceeds from issuance of Non-Voting Common Stock	43,951	99,853
Repurchase of Voting Common Stock	(77)	(73)
Repurchase of Non-Voting Common Stock	(227,914)	(48,162)
Principal repayments on notes receivable from stock option exercises	1,769	2,028
Excess tax benefit of stock option exercises	12,723	15,682
Dividends paid	(79,928)	(191,266)
Net subscriptions received from (redemptions/distributions paid to) non-controlling interest holders	(1,683)	59,874
Consolidated CLO entities' financing activities:
Repayment of line of credit	(247,789)	-
Repayment of redeemable preferred shares	(60,000)	-
Issuance of senior and subordinated notes and preferred shares	429,582	-
Principal repayments of senior note obligations	(97,769)	(159,942)
Net cash used for financing activities	(253,845)	(246,879)
Effect of currency rate changes on cash and cash equivalents	(546)	(761)
Net decrease in cash and cash equivalents	(99,889)	(82,662)
Cash and cash equivalents, beginning of period	461,906	462,076
Cash and cash equivalents, end of period	$362,017	$379,414
Supplemental Cash Flow Information:
Cash paid for interest	$19,920	$20,473
Cash paid for interest by consolidated CLO entities	5,943	11,069
Cash paid for income taxes, net of refunds	107,048	115,502
Supplemental Disclosure of Non-Cash Information:
Increase in equipment and leasehold improvements due to non-cash additions	$249	$438
Exercise of stock options through issuance of notes receivable	2,216	4,734
Acquisition of non-controlling interests through issuance of subsidiary equity	9,935	-
Non-controlling interest call option recorded in other liabilities	-	3,096
Deconsolidation of CLO Entity:
Decrease in other assets, net of other liabilities	$(19,210)	$-
Decrease in investments	(411,897)	-
Decrease in borrowings	(427,418)	-
Deconsolidations of Sponsored Investment Funds:
Decrease in investments	$(4,122)	$(59,889)
Decrease in non-controlling interests	(4,111)	(61,023)

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

2. New Accounting Standards Not Yet Adopted

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFE”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.

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

4. Consolidated Sponsored Funds

The following table sets forth the balances related to consolidated sponsored funds at July 31, 2014 and October 31, 2013, as well as the Company’s net interest in these funds:

(in thousands)	July 31, 2014	October 31, 2013
Investments	$143,220	$153,327
Other assets	12,889	13,799
Other liabilities	(25,544)	(31,008)
Redeemable non-controlling interests	(10,160)	(3,958)
Net interest in consolidated sponsored funds(1)	$120,405	$132,160

(1)Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

During the nine months ended July 31, 2014 and 2013, the Company deconsolidated three and five sponsored funds, respectively.

5. Investments

The following is a summary of investments at July 31, 2014 and October 31, 2013:

(in thousands)	July 31, 2014	October 31, 2013
Investment securities, trading:
Short-term debt	$186,835	$20,116
Consolidated sponsored funds	143,220	153,327
Separately managed accounts	52,498	62,081
Total investment securities, trading	382,553	235,524
Investment securities, available-for-sale	18,353	22,727
Investments in non-consolidated CLO entities	4,020	5,378
Investments in equity method investees	233,760	269,683
Investments, other	3,789	3,011
Total investments(1)	$642,475	$536,323

(1)Excludes the Company's investments in consolidated CLO entities, which are discussed in Note 9.

Investment securities, trading

The following is a summary of the fair value of investments classified as trading at July 31, 2014 and October 31, 2013:

(in thousands)	July 31, 2014	October 31, 2013
Short-term debt	$186,835	$20,116
Other debt - consolidated sponsored funds and separately managed accounts	70,052	97,650
Equity securities - consolidated sponsored funds and separately managed accounts	125,666	117,758
Total investment securities, trading	$382,553	$235,524

During the nine months ended July 31, 2014, the Company seeded investments in nine sponsored funds. The Company did not seed any separately managed accounts during the nine months ended July 31, 2014. During the nine months ended July 31, 2013, the Company seeded investments in 10 sponsored funds and 15 separately managed accounts.

The Company recognized gains (losses) related to trading securities still held at the reporting date of $(0.8) million and $(5.0) million for the three months ended July 31, 2014 and 2013, respectively, and $1.1 million and $10.9 million for the nine months ended July 31, 2014 and 2013, respectively.

Investment securities, available-for-sale

The following is a summary of the gross unrealized gains (losses) included in accumulated other comprehensive loss related to securities classified as available-for-sale at July 31, 2014 and October 31, 2013:

July 31, 2014		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$10,058	$8,326	$(31)	$18,353

October 31, 2013		Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
Investment securities, available-for-sale	$15,459	$7,306	$(38)	$22,727

Net unrealized holding gains (losses) on investment securities classified as available-for-sale included in other comprehensive income (loss), net of tax, were $0.4 million and $0.6 million for the three months ended July 31, 2014 and 2013, respectively, and $1.0 million and $(2.3) million for the nine months ended July 31, 2014 and 2013, respectively.

The Company evaluated the gross unrealized losses of $31,000 as of July 31, 2014 and determined that these losses were not other-than-temporary, primarily because the Company has both the ability and intent to hold the investments for a period of time sufficient to recover such losses. The aggregate fair value of investments with unrealized losses was $1.4 million at July 31, 2014. No investment with a gross unrealized loss has been in a loss position for greater than one year.

The following is a summary of the Company’s realized gains and losses upon disposition of investments classified as available-for-sale for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Gains	$108	$415	$670	$5,666
Losses	-	(235)	(898)	(235)
Net realized gains (losses)	$108	$180	$(228)	$5,431

Investments in equity method investees

The Company has a 49 percent interest in Hexavest Inc. (“Hexavest”), a Montreal, Canada-based investment advisor. The carrying value of this investment was $167.8 million and $175.5 million at July 31, 2014 and October 31, 2013, respectively. At July 31, 2014, the Company’s investment in Hexavest consisted of $6.2 million of equity in the net assets of Hexavest, intangible assets of $35.3 million and goodwill of $135.8 million, net of a deferred tax liability of $9.5 million. At October 31, 2013, the Company’s investment in Hexavest consisted of $5.5 million of equity in the net assets of Hexavest, intangible assets of $38.6 million and goodwill of $141.8 million, net of a deferred tax liability of $10.4 million. The investment is denominated in Canadian dollars and is subject to foreign currency translation adjustments, which are recorded in accumulated other comprehensive income (loss).

The Company will be obligated to make an additional payment in fiscal 2014 with respect to its investment in Hexavest if Hexavest’s annual revenue for the twelve-month period ending August 31, 2014 exceeds a defined threshold amount. The payment would be considered goodwill and would be recorded as an addition to the carrying amount of the equity method investment.

The Company has a seven percent equity interest in a private equity partnership managed by a third party that invests in companies in the financial services industry. The Company’s investment in the partnership was $4.7 million and $4.9 million at July 31, 2014 and October 31, 2013, respectively.

The Company had equity method investments in the following Eaton Vance-sponsored funds as of July 31, 2014 and October 31, 2013:

	Equity Ownership Interest (%)		Carrying Value ($)(1)
	July 31,	October 31,	July 31,	October 31,
(dollar amounts in thousands)	2014	2013	2014	2013
Eaton Vance Municipal Opportunities Fund	48%	33%	$28,240	$10,420
Eaton Vance Real Estate Fund	35%	34%	11,174	9,820
Eaton Vance Focused Value Opportunities Fund	33%	34%	7,438	6,826
Eaton Vance Focused Growth Opportunities Fund	33%	34%	7,508	6,870
Eaton Vance Tax-Advantaged Bond Strategies Long Term Fund	29%	30%	5,917	5,552
Eaton Vance Currency Income Advantage Fund	44%	-	1,008	-
Eaton Vance Atlanta Capital Select Equity Fund	-	28%	-	25,207
Eaton Vance Hexavest Global Equity Fund	-	30%	-	24,592
Total			$61,285	$89,287

(1)	The carrying value of equity method investments in Company-sponsored funds is measured based on the funds’ net asset values. The Company has the ability to redeem its investments in these funds at any time. Not shown are Company investments in certain of the above-listed funds that were not accounted for as equity method investments as of the indicated date.

The Company did not recognize any impairment losses related to its investments in equity method investees during the three and nine months ended July 31, 2014 and 2013, respectively.

During the nine months ended July 31, 2014 and 2013, the Company received dividends of $11.7 million and $13.2 million, respectively, from its investments in equity method investees.

6. Fair Value Measurements

The following tables summarize financial assets and liabilities measured at fair value on a recurring basis and their assigned levels within the valuation hierarchy at July 31, 2014 and October 31, 2013:

July 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$19,027	$28,431	$-	$-	$47,458
Investments:
Investment securities, trading:
Short-term debt	-	186,835	-	-	186,835
Other debt - consolidated sponsored funds and separately managed accounts	1,501	68,551	-	-	70,052
Equity - consolidated sponsored funds and separately managed accounts	65,347	60,319	-	-	125,666
Investment securities, available-for-sale	12,095	6,258	-	-	18,353
Investments in non-consolidated CLO entities(1)	-	-	-	4,020	4,020
Investments in equity method investees(2)	-	-	-	233,760	233,760
Investments, other(3)	-	61	-	3,728	3,789
Derivative instruments	-	2,448	-	-	2,448
Assets of consolidated CLO entity:
Cash equivalents	20,809	-	-	-	20,809
Bank loans and other investments	-	166,012	13	-	166,025
Total financial assets	$118,779	$518,915	$13	$241,508	$879,215

Financial liabilities:
Derivative instruments	$-	$1,571	$-	$-	$1,571
Liabilities of consolidated CLO entity:
Senior and subordinated note obligations	-	2,672	180,053	-	182,725
Total financial liabilities	$-	$4,243	$180,053	$-	$184,296

October 31, 2013
(in thousands)	Level 1	Level 2	Level 3	Other Assets Not Held at Fair Value	Total

Financial assets:
Cash equivalents	$104,261	$2,900	$-	$-	$107,161
Investments:
Investment securities, trading:
Short-term debt	-	20,116	-	-	20,116
Other debt - consolidated sponsored funds and separately managed accounts	7,053	90,597	-	-	97,650
Equity - consolidated sponsored funds and separately managed accounts	61,615	56,143	-	-	117,758
Investment securities, available-for-sale	17,083	5,644	-	-	22,727
Investments in non-consolidated CLO entities(1)	-	-	-	5,378	5,378
Investments in equity method investees(2)	-	-	-	269,683	269,683
Investments, other(3)	-	60	-	2,951	3,011
Derivative instruments	-	334	-	-	334
Assets of consolidated CLO entities:
Cash equivalents	29,970	-	-	-	29,970
Bank loans and other investments	-	684,436	1,245	-	685,681
Total financial assets	$219,982	$860,230	$1,245	$278,012	$1,359,469

Financial liabilities:
Derivative instruments	$-	$8,412	$-	$-	$8,412
Securities sold, not yet purchased	-	687	-	-	687
Liabilities of consolidated CLO entities:
Senior and subordinated note obligations	-	2,651	276,476	-	279,127
Total financial liabilities	$-	$11,750	$276,476	$-	$288,226

(1)	The Company’s investments in these CLO entities are measured at fair value on a non-recurring basis using Level 3 inputs.

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

Valuation methodologies

The Company utilizes third-party pricing services to value investments in various asset classes, including debt obligations, interests in senior floating-rate loans, derivatives and certain foreign equity securities, as further discussed below. Valuations provided by the pricing services are subject to exception reporting that identifies securities with significant movements in valuation, as well as investments with no movements in valuation. These exceptions are reviewed by the Company on a daily basis. The Company compares the price of trades executed by the Company to the valuations provided by the third-party pricing services to identify and research significant variances. The Company periodically compares the pricing service valuations to valuations provided by a secondary independent source when available. Market data provided by the pricing services and other market participants, such as the Loan Syndication and Trading Association (“LSTA”) trade study, is reviewed by the Company to assess the reliability of the provided data. The Company’s Valuation Committee reviews the general assumptions underlying the methodologies used by the pricing services to value various asset classes at least annually. Throughout the year, members of the Company’s Valuation Committee or its designees meet with the service providers to discuss any significant changes to the service providers’ valuation methodologies or operational processes.

Cash equivalents

Cash equivalents include investments in money market funds, holdings of Treasury and government agency securities, and commercial paper with original maturities of less than three months. Cash investments in actively traded money market funds are valued using published net asset values and are classified as Level 1 within the fair value measurement hierarchy. Treasury and government agency securities are valued based upon quoted market prices for similar assets in active markets, quoted prices for identical or similar assets that are not active, and inputs other than quoted prices that are observable or corroborated by observable market data. The carrying amounts of commercial paper are measured at amortized cost, which approximates fair value due to the short time between the purchase and expected maturity of the investments. Depending on the nature of the inputs, these assets are generally classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Investment securities, trading – equity

Equity securities classified as trading include foreign and domestic equity securities held in the portfolios of consolidated sponsored funds and separately managed accounts. Equity securities listed on a U.S. securities exchange generally are valued at the last sale or closing price on the day of valuation or, if no sales took place on such date, at the mean between the closing bid and ask prices on the exchange where such securities are principally traded. Equity securities listed on the NASDAQ Global or Global Select market generally are valued at the NASDAQ official closing price. Unlisted or listed securities for which closing prices or closing quotations are not available are valued at the mean between the latest available bid and ask prices. When valuing foreign equity securities that meet certain criteria, the portfolios use a fair value service that values such securities to reflect market trading that occurs after the close of the applicable foreign markets of comparable securities or other instruments that have a strong correlation to the fair-valued securities. In addition, the Company performs its own independent back test review of fair values versus the subsequent local market opening prices when available. Depending upon the nature of the inputs, these assets generally are classified as Level 1 or 2 within the fair value measurement hierarchy.

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

Derivative instruments

Derivative instruments, which include foreign exchange contracts, stock index futures contracts and commodity futures contracts, are recorded as either other assets or other liabilities on the Company’s Consolidated Balance Sheets. Foreign exchange contracts are valued by interpolating a value using the spot foreign exchange rate and forward points, which are based on spot rate and currency interest rate differentials. Stock index futures contracts and commodity futures contracts are valued using a third-party pricing service that determines fair value based on bid and ask prices. Derivative instruments generally are classified as Level 2 within the fair value measurement hierarchy.

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

Securities sold, not yet purchased

Securities sold, not yet purchased, are recorded as other liabilities on the Company’s Consolidated Balance Sheets and are valued by a third-party pricing service that determines fair value based on bid and ask prices. Securities sold, not yet purchased, generally are classified as Level 2 within the fair value measurement hierarchy.

Liabilities of consolidated CLO entities

Liabilities of consolidated CLO entities include debt securities and senior and subordinated note obligations. Debt securities are valued based upon quoted prices for identical or similar liabilities that are not active and inputs other than quoted prices that are observable or corroborated by observable market data. Senior and subordinated notes are valued utilizing an income approach model in which one or more significant inputs are unobservable in the market. A full description of the valuation technique is included below within the valuation process disclosure. Depending on the nature of the inputs, these liabilities are classified as Level 2 or 3 within the fair value measurement hierarchy.

Transfers in and/or out of Levels

The following table summarizes fair value transfers between Level 1 and Level 2 of the fair value measurement hierarchy for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Transfers from Level 1 into Level 2(1)	$1,107	$237	$609	$43
Transfers from Level 2 into Level 1(2)	257	149	843	1,332

(1)	Transfers from Level 1 into Level 2 primarily represent debt and equity securities that were valued based on prices of similar securities because unadjusted quoted market prices were not available in the current period.
(2)	Transfers from Level 2 into Level 1 primarily represent debt and equity securities that were valued using unadjusted quoted market prices in active markets that became available in the current period.

Level 3 assets and liabilities

As discussed more fully in Note 9, the Company deconsolidated Eaton Vance CLO 2013-1 on May 1, 2014. The following table presents a reconciliation of the beginning and ending fair value measurements of assets and liabilities valued on a recurring basis and classified as Level 3 within the fair value measurement hierarchy for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended		Three Months Ended
	July 31, 2014		July 31, 2013
(in thousands)	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entity	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$7	$633,159	$2,819	$365,460
Deconsolidation of senior and subordinated notes and redeemable preferred shares	-	(419,193)	-	-
Net gains (losses) on investments and note obligations included in net income(1)	15	76	(101)	(720)
Sales	(9)	-	-	-
Principal paydown	-	(33,989)	-	(76,200)
Transfers into Level 3(2)	-	-	327	-
Ending balance	$13	$180,053	$3,045	$288,540
Change in unrealized gains (losses) included in net income relating to assets and liabilities held	$-	$76	$(101)	$(720)

	Nine Months Ended		Nine Months Ended
	July 31, 2014		July 31, 2013
(in thousands)	Bank loans and other investments of consolidated CLO entities	Senior and subordinated note obligations and redeemable preferred shares of consolidated CLO entities	Bank loans and other investments of consolidated CLO entity	Senior and subordinated note obligations of consolidated CLO entity
Beginning balance	$1,245	$276,476	$2,203	$443,946
Issuance of senior and subordinated notes and redeemable preferred shares	-	421,523	-	-
Deconsolidation of senior and subordinated notes and redeemable preferred shares	-	(419,193)	-	-
Net gains (losses) on investments and note obligations included in net income(1)	(171)	(1,059)	(80)	4,536
Sales	(1,061)	-	-	-
Amortization of original issue discount on senior notes	-	75	-	-
Principal paydown	-	(97,769)	-	(159,942)
Transfers into Level 3(2)	-	-	922	-
Ending balance	$13	$180,053	$3,045	$288,540
Change in unrealized gains (losses) included in net income relating to
assets and liabilities held	$-	$(1,346)	$(80)	$4,536

(1)	Substantially all net gains (losses) on investments and note obligations and redeemable preferred shares attributable to the assets and borrowings of the Company's consolidated CLO entities are allocated to non-controlling and other beneficial interests on the Company's Consolidated Statements of Income.
(2)	Transfers into Level 3 were the result of a reduction in the availability of significant observable inputs used in determining the fair value of the securities, including a loan that utilized a discount applied to the demanded yield.

The following table shows the valuation technique and significant unobservable inputs utilized in the fair value measurement of Level 3 liabilities of the consolidated CLO entities at July 31, 2014 and October 31, 2013:

July 31, 2014		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$180,053	Income approach	Discount rate	75-250 bps

October 31, 2013		Valuation	Unobservable	Value/
($ in thousands)	Fair Value	Technique	Inputs(1)	Range

			Prepayment rate	30 percent
			Recovery rate	70 percent
Senior and subordinated			Default rate	200 bps
note obligations	$276,476	Income approach	Discount rate	105-375 bps

(1)	Discount rate refers to spread over LIBOR. Lower spreads apply to the more senior tranches in the CLO note structure; higher spreads apply to the less senior tranches. The default rate refers to the constant annual default rate. The recovery rate is the expected recovery of defaulted amounts received through asset sale or recovery through bankruptcy restructuring or other settlement processes. The prepayment rate is the rate at which the underlying collateral is expected to repay principal.

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

Sensitivity to changes in significant unobservable inputs

For senior and subordinated notes issued by the Company’s consolidated CLO entities, increases (decreases) in discount rates, default rates or prepayment rates in isolation would result in lower (higher) fair value measurements, while increases (decreases) in recovery rates in isolation would result in higher (lower) fair value measurements. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for discount rates and a directionally opposite change in the assumptions used for prepayment and recovery rates.

Although the Company believes the valuation methods described above are appropriate, the use of different methodologies or assumptions to determine fair value could result in different estimates of fair value at the reporting date.

7. Derivative Financial Instruments

Derivative financial instruments designated as cash flow hedges

During the three months ended July 31, 2014 and 2013, the Company reclassified into interest expense $50,000 and $25,000, respectively, of deferred gains related to a forward-starting interest rate swap entered into in connection with the offering of its 3.625 percent unsecured senior notes due June 15, 2023 (“2023 Senior Notes”). During the nine months ended July 31, 2014 and 2013, the Company reclassified into interest expense $0.2 million and $25,000, respectively, of this deferred gain. At July 31, 2014, the remaining unamortized gain on this transaction was $1.8 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the gain into interest expense.

During the three months ended July 31, 2014 and 2013, the Company reclassified into interest expense $56,000 and $1.0 million, respectively, of deferred losses related to a Treasury lock transaction entered into in connection with the issuance of its 6.5 percent unsecured senior notes due October 2, 2017 (“2017 Senior Notes”). During the nine months ended July 31, 2014 and 2013, the Company reclassified into interest expense $0.2 million and $1.3 million, respectively, of deferred losses on this Treasury lock. Amounts for the three and nine month periods ended July 31, 2013 include $0.9 million in interest expense related to the accelerated amortization of the treasury lock tied to the portion of the 2017 Senior Notes retired on June 28, 2013. At July 31, 2014, the remaining unamortized loss on this transaction was $0.7 million. During the next twelve months, the Company expects to reclassify approximately $0.2 million of the loss into interest expense.

Other derivative financial instruments not designated for hedge accounting

During the three months ended July 31, 2013, the Company entered into a reverse treasury lock in conjunction with the Company’s tender offer to purchase up to $250 million of its 2017 Senior Notes. The transaction effectively locked in the benchmark interest rate to be used in determining the premium above par to be paid to note holders in conjunction with the repurchase of the 2017 Senior Notes tendered. The reference U.S. Treasury rate increased during the time the reverse treasury lock was outstanding and the Company recognized a $3.1 million loss upon termination during the three months ended July 31, 2013. This loss was included in gains (losses) and other investment income, net in the Company’s Consolidated Statement of Income.

The Company has entered into a series of foreign exchange contracts, stock index futures contracts and commodity futures contracts to hedge currency risk and market risk associated with its investments in certain sponsored funds and separately managed accounts seeded for new product development purposes. Certain of these sponsored funds and separately managed accounts may utilize derivative financial instruments within their portfolios in pursuit of their stated investment objectives.

At July 31, 2014 and October 31, 2013, excluding derivative financial instruments held in certain sponsored funds and separately managed accounts, the Company had 19 and 42 foreign exchange contracts outstanding with four and five counterparties with an aggregate notional value of $14.2 million and $59.1 million, respectively; 1,936 and 2,711 stock index futures contracts outstanding with one counterparty with an aggregate notional value of $141.2 million and $200.7 million, respectively; and 465 and 217 commodity futures contracts outstanding with one counterparty with an aggregate notional value of $30.1 million and $12.9 million, respectively. The number of derivative contracts outstanding and the notional values they represent at July 31, 2014 and October 31, 2013 are indicative of derivative balances throughout each respective period.

The following tables present the fair value of derivative financial instruments, excluding derivative financial instruments held in certain sponsored funds and separately managed accounts, not designated as hedging instruments as of July 31, 2014 and October 31, 2013:

July 31, 2014
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$62	Other liabilities	$75
Stock index futures contracts	Other assets	1,470	Other liabilities	649
Commodity futures contracts	Other assets	916	Other liabilities	847
Total		$2,448		$1,571

October 31, 2013
	Assets		Liabilities
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other assets	$34	Other liabilities	$981
Stock index futures contracts	Other assets	81	Other liabilities	7,288
Commodity futures contracts	Other assets	219	Other liabilities	143
Total		$334		$8,412

The following is a summary of the net gains (losses) recognized in income for the three and nine months ended July 31, 2014 and 2013:

	Income Statement	Three Months Ended July 31,		Nine Months Ended July 31,
(in thousands)	Location	2014	2013	2014	2013
Foreign exchange contracts	Gains (losses) and other investment income, net	$(103)	$1,212	$35	$2,406

Stock index futures contracts	Gains (losses) and other investment income, net	(3,772)	(3,028)	(11,310)	(21,939)

Commodity futures contracts	Gains (losses) and other investment income, net	431	483	(892)	1,177

Interest rate contracts	Gains (losses) and other investment income, net	-	(3,075)	-	(3,075)

Total		$(3,444)	$(4,408)	$(12,167)	$(21,431)

8. Fair Value Measurements of Other Financial Instruments

Certain financial instruments are not carried at fair value, but their fair value is required to be disclosed. The following is a summary of the carrying amounts and estimated fair values of these financial instruments at July 31, 2014 and October 31, 2013:

	July 31, 2014			October 31, 2013
(in thousands)	Carrying Value	Fair Value	Fair Value Level	Carrying Value	Fair Value	Fair Value Level
Investments, other	$3,728	$3,728	3	$2,951	$2,951	3
Other assets	$7,625	$7,625	3	$7,960	$7,960	3
Debt	$573,616	$614,894	2	$573,499	$611,081	2

Included in investments, other, at July 31, 2014 and October 31, 2013 is a non-controlling capital interest in Atlanta Capital Management Holdings, LLC (“ACM Holdings”) carried at $2.0 million and $2.1 million, respectively. The carrying value of this investment approximates fair value. Fair value of the investment is determined using a cash flow model that projects future cash flows based upon contractual obligations, to which the Company then applies an appropriate discount rate. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

Included in other assets at July 31, 2014 and October 31, 2013 is an option exercisable in 2017 to acquire an additional 26 percent interest in Hexavest carried at $7.6 million and $8.0 million, respectively. The carrying value of this option approximates fair value. The fair value of this option is determined using a Monte Carlo model, which simulates potential future market multiples of earnings before interest and taxes (“EBIT”) and compares this to the contractually fixed multiple of Hexavest’s EBIT at which the option can be exercised. The Monte Carlo model uses this array of simulated multiples and their difference from the contractual multiple times the projected EBIT for Hexavest to estimate the future exercise value of the option, which is then adjusted to present value. The fair value of this investment falls within Level 3 of the fair value measurement hierarchy.

The fair value of the Company’s debt has been determined based on quoted prices in inactive markets and falls within Level 2 of the fair value measurement hierarchy.

Fair value measurements of other financial instruments of consolidated CLO entities

The Company did not elect the fair value option for the warehouse stage liabilities of Eaton Vance CLO 2013-1 upon initial consolidation in the fourth quarter of fiscal 2013, but did irrevocably elect the fair value option for the senior and subordinated note obligations and redeemable preferred shares that the entity issued at closing on November 13, 2013. As discussed in Note 9, the Company deconsolidated this CLO entity on May 1, 2014. The following is a summary of the carrying amounts and estimated fair values of the warehouse stage liabilities at October 31, 2013:

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

9. Variable Interest Entities (“VIEs”)

Investments in VIEs that are consolidated

Sponsored funds

The Company invests in investment companies that meet the definition of a VIE. Disclosure regarding such consolidated sponsored funds is included in Note 4. In the ordinary course of business, the Company may elect to contractually waive investment advisory fees that it is entitled to receive from sponsored funds. Such waivers are disclosed in Note 21.

Consolidated CLO entities

As of July 31, 2014, the Company deems itself to be the primary beneficiary of one non-recourse CLO entity, Eaton Vance CLO IX. In developing its conclusion that it is the primary beneficiary of Eaton Vance CLO IX, the Company determined that it has a more than insignificant variable interest in the entity by virtue of its 8 percent residual interest and the presence of an incentive collateral management fee, which combined expose the Company to a more than insignificant amount of the entity’s variability relative to its anticipated economic performance. In its role as collateral manager of this entity, the Company has the power to direct the activities that most significantly impact the economic performance of the entity. The Company’s variable interest represents an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to the entity. In consideration of these factors, the Company concluded that it is the primary beneficiary of Eaton Vance CLO IX for consolidation accounting purposes.

On May 1, 2014, the Company sold its 20 percent residual interest in Eaton Vance CLO 2013-1, which it had initially consolidated on October 11, 2013. Although the Company continues to serve as collateral manager of the entity and therefore has the power to direct the activities that most significantly impact the economic performance of the entity, the Company concluded that it was no longer the primary beneficiary of the entity upon disposition of its 20 percent residual interest and deconsolidated the entity on May 1, 2014.

The significance of the Company’s variable interest in Eaton Vance CLO IX is greater than the significance of the Company’s investments in non-consolidated CLO entities in which the Company also holds variable interests and serves as collateral manager.

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

Interest income and expense are recorded on an accrual basis and reported as gains and other investment income, net, and as interest expense in interest and other expense, respectively, of the consolidated CLO entities in the Company’s Consolidated Statements of Income for the three and nine months ended July 31, 2014 and 2013. Substantially all ongoing gains (losses) related to the consolidated CLO entities’ bank loans, other investments and note obligations and redeemable preferred shares recorded in earnings for the periods presented are attributable to changes in instrument-specific credit considerations.

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

The following tables present, as of July 31, 2014 and October 31, 2013, the fair value of Eaton Vance CLO IX’s assets and liabilities that are subject to fair value accounting:

July 31, 2014
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$161,515	$500	$196,290
Unpaid principal balance over fair value	(1,014)	(500)	(13,565)
Fair value	$160,501	$-	$182,725

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due	Senior and subordinated note obligations
Unpaid principal balance	$255,474	$500	$294,037
Unpaid principal balance over fair value	(364)	(500)	(14,910)
Fair value	$255,110	$-	$279,127

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $0.1 million and $2.2 million during the three months ended July 31, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $0.1 million and net gains of $0.7 million, respectively. The combined net losses of $0.2 million and $1.5 million for the three months ended July 31, 2014 and 2013, respectively, were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income for those periods.

Changes in the fair values of Eaton Vance CLO IX’s bank loans and other investments resulted in net losses of $0.3 million and net gains of $0.3 million during the nine months ended July 31, 2014 and 2013, respectively, while changes in the fair value of Eaton Vance CLO IX’s note obligations resulted in net losses of $1.4 million and $4.5 million, respectively. The combined net losses of $1.7 million and $4.2 million for the nine months ended July 31, 2014 and 2013, respectively, were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income for those periods.

Eaton Vance CLO IX has note obligations that bear interest at variable rates based on LIBOR plus a pre-defined spread, which ranges from 0.21 percent to 1.50 percent. The principal amounts outstanding of the note obligations issued by Eaton Vance CLO IX mature on April 20, 2019. It is expected that prepayments received will be used to pay down the entity’s note obligations. During the nine months ended July 31, 2014 and 2013, $97.8 million and $159.9 million, respectively, of prepayments were used to pay down the entity’s note obligations. The holders of a majority of the subordinated notes have the option to liquidate Eaton Vance CLO IX, provided there is sufficient value to repay the senior notes in full.

For the three months ended July 31, 2014 and 2013, the Company recorded net losses of $0.3 million and $1.3 million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $0.9 million and $2.4 million for the three months ended July 31, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $0.6 million and $1.0 million for the three months ended July 31, 2014 and 2013, respectively.

For the nine months ended July 31, 2014 and 2013, the Company recorded net losses of $0.7 million and $2.6 million, respectively, related to Eaton Vance CLO IX. The Company recorded net losses attributable to other beneficial interests of $3.0 million and $5.6 million for the nine months ended July 31, 2014 and 2013, respectively. Net income attributable to Eaton Vance Corp. shareholders was $2.3 million and $2.9 million for the nine months ended July 31, 2014 and 2013, respectively.

The following carrying amounts related to Eaton Vance CLO IX were included in the Company’s Consolidated Balance Sheets at July 31, 2014 and October 31, 2013:

	July 31,	October 31,
(in thousands)	2014	2013
Assets:
Cash and cash equivalents	$21,074	$30,462
Bank loans and other investments	166,025	261,529
Other assets	2,179	514
Liabilities:
Senior and subordinated note obligations	182,725	279,127
Other liabilities	389	4,046
Appropriated retained earnings	4,557	7,618
Net interest in Eaton Vance CLO IX	$1,607	$1,714

The Company had subordinated interests in Eaton Vance CLO IX of $1.4 million and $1.5 million as of July 31, 2014 and October 31, 2013, respectively, which were eliminated in consolidation.

Eaton Vance CLO 2013-1

Eaton Vance CLO 2013-1 began as a warehouse stage CLO in December 2012. During the warehouse stage, all of the subordinated interests of the entity in the form of redeemable preferred shares were controlled by affiliates of an investment manager unrelated to the Company. The Company irrevocably elected the fair value option for measurement of substantially all financial assets of Eaton Vance CLO 2013-1 upon its initial consolidation on October 11, 2013, when the senior note obligations and redeemable preferred shares of the CLO were priced. At pricing, the Company entered into a trade commitment to acquire 20 percent of the redeemable preferred shares of the entity to be issued at closing on November 13, 2013, representing a variable, although not beneficial, interest in the entity as of October 31, 2013.

The Company did not elect the fair value option on the warehouse line of credit and redeemable preferred shares at pricing, as these liabilities were temporary in nature. The warehouse line of credit and the redeemable preferred shares were extinguished, and new senior note obligations and redeemable preferred shares were issued at closing on November 13, 2013. The Company irrevocably elected the fair value option for the senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 upon their issuance. Although the redeemable preferred shares of Eaton Vance CLO 2013-1 have certain equity characteristics, the Company has determined that the redeemable preferred shares should be recorded as liabilities on the Company’s Consolidated Balance Sheets.

The Company elected the fair value option in these instances to mitigate any accounting mismatches between the carrying value of the new senior note obligations and redeemable preferred shares of Eaton Vance CLO 2013-1 and the carrying value of the assets that are held to provide the cash flows for those beneficial interests. Unrealized gains and losses on assets and liabilities for which the fair value option was elected are reported in gains and other investment income, net, of the consolidated CLO entities in the Company’s Consolidated Statement of Income.

On May 1, 2014, the Company sold its residual 20 percent interest in redeemable preferred shares of Eaton Vance CLO 2013-1 to an unrelated third party. The Company continues to hold a $1.4 million beneficial interest in note obligations issued by Eaton Vance CLO 2013-1, which is carried at amortized cost. The Company considered the collateral management fees that it receives from CLO 2013-1 and determined that these fees are not significant to the VIE.

On May 1, 2014, the Company determined that it no longer had an obligation to absorb losses of the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE. In making this determination, the Company also considered consolidation accounting guidance regarding de facto agency relationships and determined that it is not the entity most closely associated with CLO 2013-1. Accordingly, the Company concluded that, as of May 1, 2014, it did not retain a controlling financial interest in CLO 2013-1 and consequently deconsolidated Eaton Vance CLO 2013-1 and derecognized the associated assets, liabilities and appropriated retained earnings from its Consolidated Balance Sheet as of that date. The Company recognized a loss of $19,000 on deconsolidation, which is included in gains (losses) and other investment income, net, on the Company’s Consolidated Statement of Income.

During the nine months ended July 31, 2014, approximately $4.8 million of organizational and structuring costs associated with the closing of Eaton Vance CLO 2013-1 were recorded in interest and other expense of consolidated CLO entities in the Company’s Consolidated Statement of Income.

The following table presents, as of October 31, 2013, the fair value of Eaton Vance CLO 2013-1’s assets and liabilities that were subject to fair value accounting:

October 31, 2013
	CLO Bank Loan Investments
(in thousands)	Total CLO bank loan investments	90 days or more past due
Unpaid principal balance	$421,830	$-
Unpaid principal balance under fair value	2,322	-
Fair value	$424,152	$-

Changes in the fair value of Eaton Vance CLO 2013-1’s bank loans and other investments resulted in net losses of $39,000 during the nine months ended July 31, 2014, while changes in the fair value of Eaton Vance CLO 2013-1’s note obligations resulted in net gains of $2.4 million during the nine months ended July 31, 2014. The combined net gains of $2.4 million, for the nine months ended July 31, 2014 were recorded as gains and other investment income, net, of consolidated CLO entities in the Company’s Consolidated Statements of Income.

For the nine months ended July 31, 2014, the Company recorded net income of $2.0 million related to Eaton Vance CLO 2013-1. The Company recorded net income attributable to other beneficial interests of $1.1 million for nine months ended July 31, 2014. Net income attributable to Eaton Vance Corp. shareholders was $0.9 million for the nine months ended July 31, 2014.

The following carrying amounts related to Eaton Vance CLO 2013-1 were included in the Company’s Consolidated Balance Sheet at October 31, 2013:

October 31,
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

Investments in VIEs that are not consolidated

Sponsored funds

The Company classifies its investments in certain sponsored funds that are considered VIEs as either equity method investments (generally when the Company owns at least 20 percent but less than 50 percent of the fund) or as available-for-sale investments (generally when the Company owns less than 20 percent of the fund), when it is not considered the primary beneficiary of those VIEs. The Company provides aggregated disclosures with respect to these non-consolidated sponsored fund VIEs in Note 5.

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

At October 31, 2013, the Company held a 16.7 percent subordinated interest in a warehouse stage CLO entity. The Company determined that it did not hold the power to direct the activities of this CLO entity during the warehouse stage, as that power was shared with the majority holder of the equity during this stage. As a result, the Company did not consolidate this entity during the warehouse stage during fiscal 2014, or as of October 31, 2013.

Pricing occurred on July 2, 2014, and the securitization stage CLO entity, Eaton Vance CLO 2014-1, closed on July 24, 2014. At closing, the Company redeemed its warehouse stage equity ownership and acquired a 4.6 percent subordinated equity interest in Eaton Vance CLO 2014-1. The Company has determined that as collateral manager, it has the power during the securitization stage to direct the activities of Eaton Vance CLO 2014-1 that most significantly impact the economic performance of the entity. The variable interests that the

Company holds during the securitization stage with respect to Eaton Vance CLO 2014-1 do not represent an obligation to absorb losses of, or a right to receive benefits from, the entity that could potentially be significant to Eaton Vance CLO 2014-1. The Company also considered consolidation accounting guidance regarding de facto agency relationships and determined that it is not the entity most closely associated with Eaton Vance CLO 2014-1. As a result, the Company has not consolidated Eaton Vance CLO 2014-1 as of July 31, 2014.

Non-consolidated CLO entities had total assets of $2.6 billion and $1.9 billion as of July 31, 2014 and October 31, 2013, respectively. The Company’s variable interests in these entities consist of the Company’s direct ownership in these entities and any collateral management fees earned but uncollected. The Company’s investment in these entities totaled $4.0 million and $5.4 million as of July 31, 2014 and October 31, 2013, respectively. Collateral management fees receivable for these CLO entities totaled $2.3 million and $2.1 million on July 31, 2014 and October 31, 2013, respectively. In the first nine months of fiscal 2014, the Company did not provide any financial or other support to these entities that it was not previously contractually required to provide. The Company’s risk of loss with respect to these managed CLO entities is limited to the carrying value of its investments in, and collateral management fees receivable from, these entities as of July 31, 2014.

The Company’s investments in non-consolidated CLO entities are disclosed as a component of investments in Note 5. Income from these entities is recorded as a component of gains (losses) and other investment income, net, in the Company’s Consolidated Statements of Income, based upon projected investment yields.

Other entities

The Company holds variable interests in, but is not deemed to be the primary beneficiary of, certain sponsored privately offered equity funds with total assets of $10.6 billion and $9.8 billion as of July 31, 2014 and October 31, 2013, respectively. The Company has determined that these entities qualify for the deferral to certain provisions of FASB ASC Subtopic 810-10 – Consolidation – Overall, afforded by ASU 2010-10, Consolidation – Amendments for Certain Investment Funds (the “Investment Company deferral”) and thus determines whether it is the primary beneficiary of these entities by virtue of its exposure to the expected losses and expected residual returns of the entity. The Company’s variable interests in these entities consist of the Company’s direct ownership therein, which in each case is insignificant relative to the total ownership of the fund and any investment advisory fees earned but uncollected. The Company held investments in these entities totaling $6.3 million and $5.6 million on July 31, 2014 and October 31, 2013, respectively, and investment advisory fees receivable totaling $0.6 million and $0.5 million on July 31, 2014 and October 31, 2013, respectively. In the first nine months of fiscal 2014, the Company did not provide any financial or other support to these entities that it was not contractually required to provide. The Company’s risk of loss with respect to these managed entities is limited to the carrying value of its investments in, and investment advisory fees receivable from, the entities as of July 31, 2014. The Company does not consolidate these VIEs because it does not hold the majority of the risks and rewards of ownership.

The Company’s investments in privately offered equity funds are carried at fair value and included in investment securities, available-for-sale, which are disclosed as a component of investments in Note 5. The Company records any change in fair value, net of income tax, in other comprehensive income (loss).

10. Acquisitions

Parametric Risk Advisors LLC (“Parametric Risk Advisors”)

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric Portfolio Associates (“Parametric”) to exchange their remaining ownership interests in Parametric Risk Advisors (representing a 20 percent ownership interest in the entity) for additional ownership interests in Parametric Portfolio LP (“Parametric LP”), whose sole asset is ownership interests in Parametric. The Parametric LP ownership interests acquired in the exchange contain put and call features that become exercisable over a four-year period starting in 2018. Indirect capital and profit interests in

Parametric issued in connection with the transaction totaled 0.8 percent on July 31, 2014. As a result of this exchange, Parametric Risk Advisors became a wholly-owned subsidiary of Parametric.

Atlanta Capital

In fiscal 2013, the Company exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to the Company for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring the Company to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of these transactions was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, the Company reduced redeemable non-controlling interests and recorded a liability within other liabilities on its Consolidated Balance Sheet. The transactions settled in December 2013. As a result of these transactions and a 1.2 percent indirect profit interest granted to Atlanta Capital employees under a long-term equity incentive plan, the Company’s capital interests in Atlanta Capital increased to 99.9 percent and profit interests increased to 86.2 percent.

11. Intangible Assets

The following is a summary of intangible assets at July 31, 2014 and October 31, 2013:

July 31, 2014
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(74,635)	$59,292
Intellectual property acquired	1,000	(239)	761
Trademark acquired	900	(204)	696

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(75,078)	$67,457

October 31, 2013
(dollars in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount

Amortizing intangible assets:
Client relationships acquired	$133,927	$(67,703)	$66,224
Intellectual property acquired	1,000	(191)	809
Trademark acquired	900	(107)	793

Non-amortizing intangible assets:
Mutual fund management contracts acquired	6,708	-	6,708
Total	$142,535	$(68,001)	$74,534

Amortization expense was $2.4 million for both the three months ended July 31, 2014 and 2013 and $7.1 million and $6.8 million for the nine months ended July 31, 2014 and 2013, respectively. Estimated remaining amortization expense for fiscal 2014 and the next five fiscal years, on a straight-line basis, is as follows:

Year Ending October 31,	Estimated Amortization
(in thousands)	Expense
Remaining 2014	$2,331
2015	9,183
2016	8,741
2017	8,628
2018	8,599
2019	4,623

12. Debt

Senior Notes due 2017

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

During the quarter ended July 31, 2013, the Company recognized a $52.9 million loss on extinguishment of debt, which includes the tender premium paid ($51.5 million excess of the Consideration Amount over the $250.0 million face amount of the 2017 Senior Notes tendered), acceleration of certain deferred financing costs and original issue discount associated with the Tendered Notes, and transaction costs associated with the tender offer.

Senior Notes due 2023

On June 25, 2013, the Company issued $325.0 million in aggregate principal amount of 3.625 percent ten-year senior notes due June 15, 2023, resulting in net proceeds of approximately $321.3 million after underwriting discounts and transaction fees. Interest is payable semi-annually in arrears on June 15th and December 15th of each year. The 2023 Senior Notes are unsecured and unsubordinated obligations of the Company.

13. Stock-Based Compensation Plans

The Company recognized total cost related to its stock-based compensation plans as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Omnibus Incentive Plans:
Stock options	$4,541	$3,316	$12,733	$10,841
Restricted shares	10,606	8,102	27,051	24,539
Phantom stock units	62	109	176	382
Employee Stock Purchase Plan	224	859	607	1,235
Incentive Plan – Stock Alternative	56	110	335	308
Atlanta Capital Plan	579	352	1,805	1,055
Parametric Plan	997	823	3,961	2,468
Total stock-based compensation expense	$17,065	$13,671	$46,668	$40,828

The total income tax benefit recognized for stock-based compensation arrangements was $5.5 million and $4.4 million for the three months ended July 31, 2014 and 2013, respectively, and $15.4 million and $14.9 million for the nine months ended July 31, 2014 and 2013, respectively.

Stock Options

Stock option transactions under the Company’s Omnibus Incentive Plans for the nine months ended July 31, 2014 are summarized in the table below.

(share and intrinsic value figures in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding, beginning of period	23,911	$28.43
Granted	1,810	41.62
Exercised	(1,674)	23.60
Forfeited/expired	(77)	29.04
Options outstanding, end of period	23,970	$29.76	4.6	$175,800
Options exercisable, end of period	16,005	$29.51	3.1	$125,357
Vested or expected to vest	23,939	$29.75	4.6	$175,698

The Company received $37.3 million and $94.3 million related to the exercise of options for the nine months ended July 31, 2014 and 2013, respectively.

As of July 31, 2014, there was $37.6 million of compensation cost related to unvested stock options granted not yet recognized. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Shares

The restricted shares activity for the nine months ended July 31, 2014 under the Company’s Omnibus Incentive Plans is summarized in the table below:

		Weighted-
		Average
		Grant
		Date Fair
(share figures in thousands)	Shares	Value
Unvested, beginning of period	3,911	$27.60
Granted	1,255	41.26
Vested	(1,298)	27.50
Forfeited	(56)	30.80
Unvested, end of period	3,812	$32.09

As of July 31, 2014, there was $87.7 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Phantom Stock Units

During the nine months ended July 31, 2014, 6,235 phantom stock units were issued to non-employee Directors pursuant to the Company’s 2013 Omnibus Incentive Plan. As of July 31, 2014, there was $0.2 million of compensation cost related to unvested awards not yet recognized. That cost is expected to be recognized over a weighted-average period of 1.0 years.

14. Common Stock Repurchases

The Company’s current share repurchase program was announced on July 9, 2014. The Board authorized management to repurchase and retire up to 8.0 million shares of its Non-Voting Common Stock on the open market and in private transactions in accordance with applicable securities laws. The timing and amount of share purchases are subject to management’s discretion. The Company’s share repurchase program is not subject to an expiration date.

In the first nine months of fiscal 2014, the Company purchased and retired approximately 0.8 million shares of its Non-Voting Common Stock under the current repurchase authorization and approximately 5.2 million shares under previous repurchase authorizations. Approximately 7.2 million additional shares may be repurchased under the current authorization.

15. Non-operating Income (Expense)

The components of non-operating income (expense) for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Non-operating income (expense):
Interest and other income	$2,777	$909	$6,328	$4,936
Net gains (losses) on investments and derivatives	120	(8,902)	(2,789)	(2,676)
Net foreign currency gains (losses)	20	(34)	(947)	(37)
Gains (losses) and other investment income, net	2,917	(8,027)	2,592	2,223
Interest expense	(7,443)	(9,167)	(22,247)	(26,309)
Loss on extinguishment of debt	-	(52,886)	-	(52,886)

Other income (expense) of consolidated CLO entities:
Interest income	1,695	3,162	14,655	12,078
Net gains (losses) on bank loans, other investments, note obligations and preferred shares	(261)	(1,458)	592	(4,197)
Gains and other investment income, net	1,434	1,704	15,247	7,881
Structuring and closing fees	-	-	(4,847)	-
Interest expense	(1,758)	(2,939)	(8,934)	(10,211)
Interest and other expense	(1,758)	(2,939)	(13,781)	(10,211)
Total non-operating expense	$(4,850)	$(71,315)	$(18,189)	$(79,302)

16. Income Taxes

The provision for income taxes was $48.9 million and $25.1 million, or 38.7 percent and 52.9 percent of pre-tax income, for the three months ended July 31, 2014 and 2013, respectively. The provision for income taxes was $138.8 million and $99.3 million, or 38.3 percent and 40.0 percent of pre-tax income, for the nine months ended July 31, 2014 and 2013, respectively. The provision for income taxes in the three and nine months ended July 31, 2014 and 2013 is composed of federal, state, and foreign taxes. The differences between the Company’s effective tax rate and the statutory federal rate of 35.0 percent are primarily attributable to state income taxes, income and losses recognized by the consolidated CLO entities and other non-controlling interests, and the tax benefit of disqualifying dispositions of incentive stock options.

The Company records a valuation allowance when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized. There was no valuation allowance recorded as of July 31, 2014 or October 31, 2013.

During the quarter ended July 31, 2013, the tax authority of one state, which had challenged a tax position in the Company’s previously filed tax returns, presented the Company with a settlement offer, which the Company accepted and executed on July 30, 2013. The settlement agreement stipulated a lump sum payment of $19.6 million to settle all matters relating to the tax authority's audit of the fiscal years ended October 31, 2004 through October 31, 2009. The $19.6 million payment resulted in a net increase to income tax expense in the third quarter of fiscal 2013 of $6.7 million, equal to the amount of the payment less previously recorded reserves of $9.3 million and a federal tax benefit on the increased state tax of $3.6 million.

The Company is generally no longer subject to income tax examinations by U.S. federal, state, local or non-U.S. taxing authorities for fiscal years prior to fiscal 2010.

17. Non-controlling and Other Beneficial Interests

The components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Consolidated sponsored funds	$(42)	$206	$(259)	$(3,886)
Majority-owned subsidiaries	(4,261)	(4,007)	(11,268)	(11,596)
Non-controlling interest value adjustments(1)	59	(405)	(2,330)	(11,718)
Consolidated CLO entities	910	2,359	2,005	5,592
Net income attributable to non-controlling and other beneficial interests	$(3,334)	$(1,847)	$(11,852)	$(21,608)

(1)	Relates to non-controlling interests redeemable at other than fair value.

18. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, for the three months ended July 31, 2014 and 2013 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at April 30, 2014	$654	$4,883	$(11,182)	$(5,645)
Other comprehensive income before reclassifications and tax	-	480	1,472	1,952
Tax impact	-	(185)	(567)	(752)
Reclassification adjustments, before tax	6	(109)	-	(103)
Tax impact	(2)	42	-	40
Net other comprehensive income	4	228	905	1,137
Balance at July 31, 2014	$658	$5,111	$(10,277)	$(4,508)

Balance at April 30, 2013	$(1,280)	$3,665	$(1,134)	$1,251
Other comprehensive income (loss) before reclassifications and tax	2,015	758	(4,620)	(1,847)
Tax impact	(788)	(289)	1,760	683
Reclassification adjustments, before tax	1,018	(159)	-	859
Tax impact	(320)	60	-	(260)
Net other comprehensive income (loss)	1,925	370	(2,860)	(565)
Balance at July 31, 2013	$645	$4,035	$(3,994)	$686

The components of accumulated other comprehensive income (loss), net of tax, for the nine months ended July 31, 2014 and 2013 are as follows:

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2013	$648	$4,504	$(5,329)	$(177)
Other comprehensive income (loss) before reclassifications and tax	-	897	(8,078)	(7,181)
Tax impact	-	(367)	3,130	2,763
Reclassification adjustments, before tax	16	130	-	146
Tax impact	(6)	(53)	-	(59)
Net other comprehensive income (loss)	10	607	(4,948)	(4,331)
Balance at July 31, 2014	$658	$5,111	$(10,277)	$(4,508)

(in thousands)	Unamortized net gains (losses) on derivatives (1)	Net unrealized holding gains (losses) on available-for- sale investments (2)	Foreign currency translation adjustments	Total
Balance at October 31, 2012	$(1,424)	$5,461	$(114)	$3,923
Other comprehensive income (loss) before reclassifications and tax	2,015	2,701	(6,266)	(1,550)
Tax impact	(788)	(1,027)	2,386	571
Reclassification adjustments, before tax	1,241	(5,001)	-	(3,760)
Tax impact	(399)	1,901	-	1,502
Net other comprehensive income (loss)	2,069	(1,426)	(3,880)	(3,237)
Balance at July 31, 2013	$645	$4,035	$(3,994)	$686

(1)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent the amortization of net gains (losses) on interest rate swaps over the life of the Company's Senior Notes into interest expense on the Consolidated Statements of Income.
(2)	Amounts reclassified from accumulated other comprehensive income (loss), net of tax, represent gains (losses) on disposal of available-for-sale securities and were recorded in gains (losses) and other investment income, net, on the Consolidated Statements of Income.

19.	Earnings per Share

The following table sets forth the calculation of earnings per basic and diluted share for the three and nine months ended July 31, 2014 and 2013 using the two-class method:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to Eaton Vance Corp. shareholders	$77,935	$23,203	$224,194	$136,689
Less: Allocation of earnings to participating restricted shares	1,882	793	5,678	6,258
Net income available to common shareholders	$76,053	$22,410	$218,516	$130,431
Weighted-average shares outstanding – basic	116,145	117,594	117,248	116,399
Incremental common shares	4,868	6,278	5,302	5,756
Weighted-average shares outstanding – diluted	121,013	123,872	122,550	122,155
Earnings per share:
Basic	$0.66	$0.19	$1.86	$1.12
Diluted	$0.63	$0.18	$1.78	$1.07

Antidilutive common shares related to stock options excluded from the computation of earnings per diluted share were approximately 4.8 million and 3.0 million for the three months ended July 31, 2014 and 2013, respectively, and approximately 5.1 million and 3.0 million for the nine months ended July 31, 2014 and 2013, respectively.

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

21. Related Party Transactions

Sponsored Funds

The Company is an investment advisor to, and has administrative agreements with, certain sponsored funds, privately offered equity funds and closed-end funds for which certain employees are officers and/or directors. Revenues for services provided or related to these funds for the three and nine months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Investment advisory and administrative fees	$229,099	$214,894	$673,995	$608,876
Distribution fees	19,621	20,350	58,488	60,268
Service fees	31,977	32,259	95,097	94,521
Shareholder services fees	493	752	1,732	1,840
Other revenue	835	442	1,567	845
Total	$282,025	$268,697	$830,879	$766,350

For the three months ended July 31, 2014 and 2013, the Company had investment advisory agreements with certain sponsored funds pursuant to which the Company contractually waived $3.1 million and $2.5 million of investment advisory fees it was otherwise entitled to receive, respectively. For the nine months ended July 31, 2014 and 2013, the Company waived $8.6 million and $6.9 million, respectively, of investment advisory fees it was otherwise entitled to receive.

Sales proceeds and net realized gains (losses) from investments in sponsored funds classified as available-for-sale for the three and nine months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Proceeds from sales	$682	$2,927	$64,533	$42,217
Net realized gains (losses)	108	180	(228)	5,431

The Company bears the non-advisory expenses of certain sponsored funds for which it earns an all-in management fee and provides subsidies to startup and other smaller sponsored funds to enhance their competitiveness. For the three months ended July 31, 2014 and 2013, expenses of $5.8 million and $5.5 million, respectively, were incurred by the Company pursuant to these arrangements. For both the nine months ended July 31, 2014 and 2013, expenses of $16.2 million were incurred by the Company pursuant to these arrangements.

Included in investment advisory fees and other receivables at July 31, 2014 and October 31, 2013 are receivables due from sponsored funds of $96.9 million and $94.0 million, respectively.

Employee Loan Program

The Company has established an Employee Loan Program under which a program maximum of $20.0 million is available for loans to officers (other than executive officers) and other key employees of the Company for purposes of financing the exercise of employee stock options. Loans outstanding under this program, which are full recourse in nature, are reflected as notes receivable from stock option exercises in shareholders’ equity and amounted to $7.6 million and $7.1 million at July 31, 2014 and October 31, 2013, respectively.

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

Through our subsidiaries Eaton Vance Management (“EVM”) and Atlanta Capital Management, LLC (“Atlanta Capital”) and other affiliates, we manage active equity, income and alternative strategies across a range of investment styles and asset classes, including U.S. and global equities, floating-rate bank loans, municipal bonds, global income, high-yield and investment grade bonds. Through our subsidiary Parametric Portfolio Associates LLC (“Parametric”), we manage a range of engineered alpha strategies, including systematic equity, systematic alternatives and managed options strategies, and provide portfolio implementation services, including tax-managed core and specialty index strategies, futures- and options-based portfolio overlay, and centralized portfolio management of multi-manager portfolios. We also oversee the management of investment funds sub-advised by third-party managers, including global, regional and sector equity, commodity and asset allocation strategies. Our breadth of investment management capabilities supports a wide range of products and services offered to fund shareholders, retail managed account investors, institutional investors and high-net-worth clients. Our equity strategies encompass a diversity of investment objectives, risk profiles, income levels and geographic representation. Our income investment strategies cover a broad duration and credit quality range and encompass both taxable and tax-free investments. We also offer a range of alternative investment strategies, including commodity- and currency-based investments and a spectrum of absolute return strategies. As of July 31, 2014, we had $288.2 billion in consolidated assets under management.

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

Business Developments

Prevailing equity and income market conditions and investor sentiment affect the sales and redemptions of our investment products, managed asset levels, operating results and the recoverability of our investments. During the third quarter and first nine months of our fiscal year, the S&P 500 Index, a broad measure of U.S. equity market performance, had total returns of 3.0% and 11.6%, respectively. Over the same periods, the Barclays U.S. Aggregate Bond Index, a broad measure of U.S. bond market performance, had total returns of 0.9% and 2.7%, respectively. Our ending consolidated assets under management increased by $2.3 billion, or 1 percent, in the third quarter to $288.2 billion on July 31, 2014, reflecting market appreciation partially offset by net outflows. Net outflows for the third quarter were concentrated in floating-rate income, high yield and large-cap value equity mandates. Average consolidated assets under management increased from the prior quarter by 2 percent, or $4.9 billion, to $289.3 billion in the third quarter.

The primary drivers of our overall and investment advisory effective fee rates are the mix of our assets by product structure, distribution channel and investment mandate, and the timing and amount of performance fees recognized. Shifts in managed assets among product structures, distribution channels and investment mandates with differing fee schedules can alter the total effective fee rate earned on our assets under management. Our overall average effective fee rate decreased to 51 basis points and 50 basis points in the third quarter and first nine months of fiscal 2014, respectively, from 53 basis points and 54 basis points in the third quarter and first nine months of fiscal 2013, respectively. Our average effective investment advisory and administrative fee rate similarly decreased to 43 basis points in both the third quarter and first nine months of fiscal 2014, from 44 basis points and 46 basis points in the third quarter and first nine months of last year, respectively.

Consolidated Assets under Management

Consolidated assets under management of $288.2 billion on July 31, 2014 increased $19.4 billion, or 7 percent, from the $268.8 billion reported a year earlier. Consolidated assets under management on July 31, 2014 included $135.0 billion in long-term funds, $98.4 billion in institutional separate accounts, $20.9 billion in high-net-worth separate accounts, $33.8 billion in retail managed accounts and $0.2 billion in cash management fund assets. Long-term fund net outflows of $0.1 billion over the last twelve months reflect gross inflows of $37.8 billion offset by outflows of $37.9 billion. Institutional separate account net inflows were $1.0 billion and high-net-worth separate account net outflows were $1.0 billion over the past twelve months. Retail managed account inflows of $7.4 billion were offset by $7.4 billion of outflows over the past twelve months. Net market appreciation in managed assets increased assets under management by $19.6 billion over the last twelve months.

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

Consolidated Assets under Management by Investment Mandate (1)(2)

	July 31,				%
(in millions)	2014	% of Total	2013	% of Total	Change
Equity(3)	$96,054	33%	$90,774	34%	6%
Fixed income(4)	44,287	16%	45,821	17%	-3%
Floating-rate income	43,752	15%	38,170	14%	15%
Alternative	11,691	4%	16,098	6%	-27%
Implementation services	92,223	32%	77,673	29%	19%
Cash management funds	187	0%	219	0%	-15%
Total	$288,194	100%	$268,755	100%	7%

(1)Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc.

(2)Assets under management for which we estimate fair value using significant unobservable inputs are not material to the total value of the assets we manage.

(3)Includes assets in balanced accounts holding income securities.

(4)Includes assets in institutional cash management separate accounts.

Equity and implementation services assets under management included $63.9 billion and $61.7 billion of assets managed for after-tax returns on July 31, 2014 and 2013, respectively. Fixed income assets included $26.2 billion and $26.7 billion of tax-exempt municipal bond assets on July 31, 2014 and 2013, respectively.

Net outflows for long-term funds and separate accounts totaled $2.0 billion in the third quarter of fiscal 2014 compared to net inflows of $8.8 billion in the third quarter of fiscal 2013. Long-term funds net outflows were $1.6 billion in the third quarter of fiscal 2014, reflecting gross inflows of $8.6 billion and redemptions of $10.2 billion. Net flows into long-term funds totaled $3.7 billion in the third quarter of fiscal 2013, reflecting gross inflows of $11.6 billion and redemptions of $7.9 billion.

Separate account net outflows totaled $0.4 billion in the third quarter of fiscal 2014 compared to net inflows of $5.2 billion in the third quarter of fiscal 2013.

The following tables summarize our consolidated assets under management and asset flows by investment mandate and investment vehicle for the three and nine months ended July 31, 2014 and 2013:

Consolidated Net Flows by Investment Mandate(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2014	2013	Change	2014	2013	Change
Equity assets - beginning of period(2)	$93,733	$89,534	5%	$93,585	$80,782	16%
Sales and other inflows	3,465	4,056	-15%	10,920	13,823	-21%
Redemptions/outflows	(4,129)	(4,185)	-1%	(14,766)	(14,135)	4%
Net flows	(664)	(129)	415%	(3,846)	(312)	NM (3)
Assets acquired(4)	-	-	-	-	1,572	NM
Exchanges	468	46	917%	1,000	162	517%
Market value change	2,517	1,323	90%	5,315	8,570	-38%
Equity assets - end of period	$96,054	$90,774	6%	$96,054	$90,774	6%
Fixed income assets - beginning of period(5)	43,917	49,949	-12%	44,211	49,003	-10%
Sales and other inflows	3,344	2,065	62%	8,420	8,732	-4%
Redemptions/outflows	(3,299)	(3,595)	-8%	(9,336)	(10,318)	-10%
Net flows	45	(1,530)	NM	(916)	(1,586)	-42%
Assets acquired(4)	-	-	-	-	472	NM
Exchanges	59	(277)	NM	23	(358)	NM
Market value change	266	(2,321)	NM	969	(1,710)	NM
Fixed income assets - end of period	$44,287	$45,821	-3%	$44,287	$45,821	-3%
Floating-rate income assets - beginning of period	45,115	33,679	34%	41,821	26,388	58%
Sales and other inflows	4,139	6,636	-38%	13,094	15,987	-18%
Redemptions/outflows	(5,491)	(2,152)	155%	(11,037)	(4,664)	137%
Net flows	(1,352)	4,484	NM	2,057	11,323	-82%
Exchanges	(62)	169	NM	(57)	251	NM
Market value change	51	(162)	NM	(69)	208	NM
Floating-rate income assets - end of period	$43,752	$38,170	15%	$43,752	$38,170	15%
Alternative assets - beginning of period	12,112	16,022	-24%	15,212	12,864	18%
Sales and other inflows	774	2,348	-67%	2,630	6,925	-62%
Redemptions/outflows	(1,208)	(1,770)	-32%	(6,164)	(3,785)	63%
Net flows	(434)	578	NM	(3,534)	3,140	NM
Assets acquired(4)	-	-	-	-	650	NM
Exchanges	(15)	(22)	-32%	(84)	(138)	-39%
Market value change	28	(480)	NM	97	(418)	NM
Alternative assets - end of period	$11,691	$16,098	-27%	$11,691	$16,098	-27%
Implementation services assets - beginning of period	90,815	70,966	28%	85,637	30,302	183%
Sales and other inflows	14,429	12,933	12%	43,399	26,663	63%
Redemptions/outflows	(14,053)	(7,504)	87%	(41,168)	(18,396)	124%
Net flows	376	5,429	-93%	2,231	8,267	-73%
Assets acquired(4)	-	-	-	-	32,064	NM
Exchanges	(456)	-	NM	(913)	(14)	NM
Market value change	1,488	1,278	16%	5,268	7,054	-25%
Implementation services assets - end of period	$92,223	$77,673	19%	$92,223	$77,673	19%
Total long-term fund and separate account assets - beginning of period	285,692	260,150	10%	280,466	199,339	41%
Sales and other inflows	26,151	28,038	-7%	78,463	72,130	9%
Redemptions/outflows	(28,180)	(19,206)	47%	(82,471)	(51,298)	61%
Net flows	(2,029)	8,832	NM	(4,008)	20,832	NM
Assets acquired(4)	-	-	-	-	34,758	NM
Exchanges	(6)	(84)	-93%	(31)	(97)	-68%
Market value change	4,350	(362)	NM	11,580	13,704	-15%
Total long-term fund and separate account assets - end of period	$288,007	$268,536	7%	$288,007	$268,536	7%
Cash management fund assets - end of period	187	219	-15%	187	219	-15%
Total assets under management - end of period	$288,194	$268,755	7%	$288,194	$268,755	7%

(1)	Consolidated Eaton Vance Corp. See table on page 49 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes assets in balanced accounts holding income securities.
(3)	Not meaningful ("NM").
(4)	Represents assets gained in the acquisition of The Clifton Group Investment Management Company on December 31, 2012.
(5)	Includes assets in institutional cash management separate accounts.

Consolidated Net Flows by Investment Vehicle(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2014	2013	Change	2014	2013	Change
Long-term fund assets - beginning of period	$134,942	$127,014	6%	$133,198	$113,249	18%
Sales and other inflows	8,634	11,597	-26%	27,551	33,307	-17%
Redemptions/outflows	(10,272)	(7,932)	30%	(29,284)	(21,316)	37%
Net flows	(1,638)	3,665	NM	(1,733)	11,991	NM
Assets acquired(2)	-	-	-	-	638	NM
Exchanges	(6)	(241)	-98%	41	(262)	NM
Market value change	1,671	(1,396)	NM	3,463	3,426	1%
Long-term fund assets - end of period	$134,969	$129,042	5%	$134,969	$129,042	5%
Institutional separate account assets - beginning of period(3)	96,564	84,724	14%	95,724	43,338	121%
Sales and other inflows	14,717	13,480	9%	42,620	28,366	50%
Redemptions/outflows	(14,912)	(8,901)	68%	(44,632)	(21,792)	105%
Net flows	(195)	4,579	NM	(2,012)	6,574	NM
Assets acquired(2)	-	-	-	-	34,120	NM
Exchanges	377	152	148%	280	157	78%
Market value change	1,647	18	NM	4,401	5,284	-17%
Institutional separate account assets - end of period	$98,393	$89,473	10%	$98,393	$89,473	10%
High-net-worth separate account assets - beginning of period	20,968	18,027	16%	19,699	15,036	31%
Sales and other inflows	794	1,055	-25%	2,476	3,931	-37%
Redemptions/outflows	(953)	(614)	55%	(3,045)	(2,385)	28%
Net flows	(159)	441	NM	(569)	1,546	NM
Exchanges	(433)	(9)	NM	(30)	(16)	88%
Market value change	475	612	-22%	1,751	2,505	-30%
High-net-worth separate account assets - end of period	$20,851	$19,071	9%	$20,851	$19,071	9%
Retail managed account assets - beginning of period	33,218	30,385	9%	31,845	27,716	15%
Sales and other inflows	2,006	1,906	5%	5,816	6,526	-11%
Redemptions/outflows	(2,043)	(1,759)	16%	(5,510)	(5,805)	-5%
Net flows	(37)	147	NM	306	721	-58%
Exchanges	56	14	300%	(322)	24	NM
Market value change	557	404	38%	1,965	2,489	-21%
Retail managed account assets - end of period	$33,794	$30,950	9%	$33,794	$30,950	9%
Total long-term fund and separate account assets - beginning of period	285,692	260,150	10%	280,466	199,339	41%
Sales and other inflows	26,151	28,038	-7%	78,463	72,130	9%
Redemptions/outflows	(28,180)	(19,206)	47%	(82,471)	(51,298)	61%
Net flows	(2,029)	8,832	NM	(4,008)	20,832	NM
Assets acquired(2)	-	-	-	-	34,758	NM
Exchanges	(6)	(84)	-93%	(31)	(97)	-68%
Market value change	4,350	(362)	NM	11,580	13,704	-15%
Total long-term fund and separate account assets - end of period	$288,007	$268,536	7%	$288,007	$268,536	7%
Cash management fund assets - end of period	187	219	-15%	187	219	-15%
Total assets under management - end of period	$288,194	$268,755	7%	$288,194	$268,755	7%

(1)	Consolidated Eaton Vance Corp. See page 49 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Represents assets gained in the acquisition of The Clifton Group Investment Management Company on December 31, 2012.
(3)	Includes assets in institutional cash management separate accounts.

The following table summarizes our assets under management by investment affiliate as of July 31, 2014 and 2013:

Consolidated Assets under Management by Investment Affiliate (1)

	July 31,		%
(in millions)	2014	2013	Change
Eaton Vance Management (2)	$143,337	$143,229	0%
Parametric	126,777	107,192	18%
Atlanta Capital	18,080	18,334	-1%
Total	$288,194	$268,755	7%

(1)	Consolidated Eaton Vance Corp. See page 49 for managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes managed assets of wholly owned subsidiaries Eaton Vance Investment Counsel and Fox Asset Management LLC, as well as certain Eaton Vance-sponsored funds and accounts managed by Hexavest and unaffiliated third-party advisors under Eaton Vance supervision.

As of July 31, 2014, 49 percent-owned affiliate Hexavest Inc. (“Hexavest”) managed $17.0 billion of client assets, an increase of 8 percent from the $15.7 billion of managed assets on July 31, 2013. Other than Eaton Vance-sponsored funds for which Hexavest is adviser or sub-adviser, the managed assets of Hexavest are not included in Eaton Vance consolidated totals.

The following table summarizes assets under management and asset flow information for Hexavest for the three and nine months ended July 31, 2014 and 2013:

Hexavest Assets under Management and Net Flows

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2014	2013	Change	2014	2013	Change
Eaton Vance distributed:
Eaton Vance sponsored funds - beginning of period(1)	$221	$161	37%	$211	$37	470%
Sales and other inflows	6	19	-68%	49	130	-62%
Redemptions/outflows	(10)	(6)	67%	(53)	(12)	342%
Net flows	(4)	13	NM	(4)	118	NM
Market value change	4	(1)	NM	14	18	-22%
Eaton Vance sponsored funds - end of period	$221	$173	28%	$221	$173	28%
Eaton Vance distributed separate accounts - beginning of period(2)	2,354	1,283	83%	1,574	-	NM
Sales and other inflows	136	227	-40%	519	1,378	-62%
Redemptions/outflows	(122)	(1)	NM	(201)	(1)	NM
Net flows	14	226	-94%	318	1,377	-77%
Exchanges	-	-	-	389	-	NM
Market value change	29	6	383%	116	138	-16%
Eaton Vance distributed separate accounts - end of period	$2,397	$1,515	58%	$2,397	$1,515	58%
Total Eaton Vance distributed - beginning of period	2,575	1,444	78%	1,785	37	NM
Sales and other inflows	142	246	-42%	568	1,508	-62%
Redemptions/outflows	(132)	(7)	NM	(254)	(13)	NM
Net flows	10	239	-96%	314	1,495	-79%
Exchanges	-	-	-	389	-	NM
Market value change	33	5	560%	130	156	-17%
Total Eaton Vance distributed - end of period	$2,618	$1,688	55%	$2,618	$1,688	55%
Hexavest directly distributed - beginning of period(3)	14,477	13,831	5%	15,136	12,073	25%
Sales and other inflows	597	785	-24%	1,392	2,003	-31%
Redemptions/outflows	(904)	(530)	71%	(2,546)	(1,363)	87%
Net flows	(307)	255	NM	(1,154)	640	NM
Exchanges	-	-	-	(389)	-	NM
Market value change	253	(40)	NM	830	1,333	-38%
Hexavest directly distributed - end of period	$14,423	$14,046	3%	$14,423	$14,046	3%
Total Hexavest assets - beginning of period	17,052	15,275	12%	16,921	12,110	40%
Sales and other inflows	739	1,031	-28%	1,960	3,511	-44%
Redemptions/outflows	(1,036)	(537)	93%	(2,800)	(1,376)	103%
Net flows	(297)	494	NM	(840)	2,135	NM
Market value change	286	(35)	NM	960	1,489	-36%
Total Hexavest assets - end of period	$17,041	$15,734	8%	$17,041	$15,734	8%

(1)	Managed assets and flows of Eaton Vance-sponsored pooled investment vehicles for which Hexavest is adviser or sub-adviser. Eaton Vance receives management and/or distribution revenue on these assets, which are included in the Eaton Vance consolidated results.
(2)	Managed assets and flows of Eaton Vance-distributed separate accounts managed by Hexavest. Eaton Vance receives distribution revenue, but not investment advisory fees, on these assets, which are not included in the Eaton Vance consolidated results.
(3)	Managed assets and flows of pre-transaction Hexavest clients and post-transaction Hexavest clients in Canada. Eaton Vance receives no investment advisory or distribution revenue on these assets, which are not included in the Eaton Vance consolidated results.

Consolidated Ending Assets under Management by Asset Class(1)

	July 31,
(in millions)	2014	% of Total	2013	% of Total	% Change
Open-end funds:
Class A	$28,644	10%	$29,628	11%	-3%
Class B	529	0%	707	0%	-25%
Class C	9,567	3%	9,839	4%	-3%
Class I	41,613	14%	40,614	15%	2%
Class N	1,904	1%	2,076	1%	-8%
Class R	428	0%	345	0%	24%
Other	1,918	1%	1,036	0%	85%
Total open-end funds	84,603	29%	84,245	31%	0%
Private funds(2)	25,173	9%	20,736	8%	21%
Closed-end funds	25,380	9%	24,280	9%	5%
Total fund assets	135,156	47%	129,261	48%	5%
Institutional account assets(3)	98,393	34%	89,473	33%	10%
High-net-worth account assets	20,851	7%	19,071	7%	9%
Retail managed account assets	33,794	12%	30,950	12%	9%
Total separate account assets	153,038	53%	139,494	52%	10%
Total	$288,194	100%	$268,755	100%	7%

(1)	Consolidated Eaton Vance Corp. See page 49 for directly managed assets and flows of 49 percent-owned Hexavest Inc.
(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(3)	Includes assets in institutional cash management separate accounts.

Fund assets under management increased $1.8 billion, or 1 percent, from $133.4 billion on October 31, 2013, reflecting market price appreciation of $3.5 billion offset by net outflows of $1.7 billion. Separate account assets under management increased $5.8 billion, or 4 percent, from $147.3 billion on October 31, 2013, reflecting market appreciation of $8.1 billion offset by net outflows of $2.3 billion.

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

Consolidated Average Assets under Management by Asset Class(1)

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in millions)	2014	2013	Change	2014	2013	Change
Open-end funds:
Class A	$29,470	$29,760	-1%	$29,753	$29,511	1%
Class B	551	775	-29%	595	857	-31%
Class C	9,650	9,935	-3%	9,698	9,844	-1%
Class I	42,023	39,512	6%	42,167	35,706	18%
Class N	1,951	1,982	-2%	2,086	1,783	17%
Class R	424	336	26%	403	321	26%
Other	1,955	981	99%	1,728	806	114%
Total open-end funds	86,024	83,281	3%	86,430	78,828	10%
Private funds(2)	24,230	20,321	19%	23,008	19,361	19%
Closed-end funds	25,575	24,225	6%	25,353	23,810	6%
Total fund assets	135,829	127,827	6%	134,791	121,999	10%
Institutional account assets(3)	98,615	86,845	14%	97,716	75,908	29%
High-net-worth account assets	21,029	18,497	14%	20,354	17,063	19%
Retail managed account assets	33,845	30,548	11%	33,106	29,333	13%
Total separate account assets	153,489	135,890	13%	151,176	122,304	24%
Total	$289,318	$263,717	10%	$285,967	$244,303	17%

(1)	Assets under management attributable to acquisitions that closed during the relevant periods are included on a weighted average basis for the period from their respective closing dates.

(2)	Includes privately offered equity, fixed income and floating-rate bank loan funds and CLO entities.
(3)	Includes assets in institutional cash management separate accounts.

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

The following table provides a reconciliation of net income attributable to Eaton Vance Corp. shareholders and earnings per diluted share to adjusted net income attributable to Eaton Vance Corp. shareholders and adjusted earnings per diluted share, respectively, for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Net income attributable to Eaton Vance Corp. shareholders	$77,935	$23,203	236%	$224,194	$136,689	64%
Non-controlling interest value adjustments(1)	(59)	405	NM	2,330	11,718	-80%
Closed-end fund structuring fees, net of tax(2)	-	1,043	NM	-	2,720	NM
Loss on extinguishment of debt, net of tax(3)	-	35,171	NM	-	35,171	NM
Settlement of state tax audit(4)	-	6,691	NM	-	6,691	NM
Adjusted net income attributable to Eaton Vance Corp. shareholders	$77,876	$66,513	17%	$226,524	$192,989	17%

Earnings per diluted share	$0.63	$0.18	250%	$1.78	$1.07	66%
Non-controlling interest value adjustments	-	-	-	0.02	0.09	-78%
Closed-end fund structuring fees, net of tax	-	0.01	NM	-	0.02	NM
Loss on extinguishment of debt, net of tax	-	0.28	NM	-	0.28	NM
Settlement of state tax audit	-	0.05	NM	-	0.05	NM
Special dividend adjustment(5)	-	-	-	-	0.02	NM
Adjusted earnings per diluted share	$0.63	$0.52	21%	$1.80	$1.53	18%

(1)	Please see page 61, "Net Income Attributable to Non-controlling and Other Beneficial Interests," for a further discussion of the non-controlling interest value adjustments referenced above.

(2)	Closed-end fund structuring fees, net of tax, associated with the initial public offering of Eaton Vance Municipal Income Term Trust and Eaton Vance Floating-Rate Income Plus Fund in fiscal 2013.
(3)	Reflects the loss on the Company's retirement of $250 million of its outstanding Senior Notes due in 2017. The loss on extinguishment of debt, net of tax, comprises the make-whole provision, acceleration of deferred financing costs and discounts tied to the original issuance, transaction costs associated with the tender offer, the loss recognized on a reverse treasury lock entered into in conjunction with the debt retirement and accelerated amortization of a treasury rate lock tied to the original debt.
(4)	Please see page 60 "Income Taxes" for further discussion of the tax settlement adjustment referenced above.
(5)	Reflects the impact of the special dividend paid in the first quarter of fiscal 2013 due to the disproportionate allocation of distributions in excess of earnings to common shareholders under the two-class method.

We reported net income attributable to Eaton Vance Corp. shareholders of $77.9 million, or $0.63 per diluted share, in the third quarter of fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $23.2 million, or $0.18 per diluted share, in the third quarter of fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $77.9 million, or $0.63 per diluted share, in the third quarter of fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $66.5 million, or $0.52 per diluted share, in the third quarter of fiscal 2013. The change in net income attributable to Eaton Vance Corp. shareholders for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 can be primarily attributed to the following:

•	An increase in revenue of $17.2 million, or 5 percent, primarily due to a 10 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 51 basis points from 53 basis points due to a shift in asset mix.
•	An increase in expenses of $4.9 million, or 2 percent, reflecting increases in compensation, service fee expense, fund-related expenses and other operating expenses, offset by reduced amortization of deferred sales commissions.
•	A $10.9 million positive change in gains (losses) and other investment income, net, primarily due to an increase in other investment income and net investment gains recognized on our seed capital portfolio.
•	A decrease of $1.7 million in interest expense, reflecting the retirement of $250 million of our 2017 Senior Notes and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 (“2023 Senior Notes”) in the third quarter of fiscal 2013.
•	The non-recurrence of a $52.9 million loss on extinguishment of debt related to the retirement of the 2017 Senior Notes referenced above.
•	A $0.9 million improvement in income (expense) of the Company’s consolidated collateralized loan obligation (“CLO”) entities, primarily reflecting a decrease in interest expense.
•	An increase in income taxes of $23.8 million, or 95 percent, reflecting an increase in the Company’s income before taxes offset by a $6.7 million tax adjustment related to the settlement of a state tax audit during the third quarter of fiscal 2013. Consolidated CLO entity income that is allocated to other beneficial interest holders is not subject to tax in the Company’s provision.
•	An increase in equity in net income of affiliates, net of tax, of $1.2 million, primarily reflecting an increase in the Company’s proportionate net interest of sponsored funds accounted for under the equity method.
•	A $1.5 million increase in net income attributable to non-controlling and other beneficial interest holders, primarily reflecting an increase in net income attributable to non-controlling interest holders of the Company’s CLO entities.

Weighted average diluted shares outstanding decreased by 2.9 million shares, or 2 percent, from the third quarter of fiscal 2013. The change reflects the impact of share repurchases and a decrease in the dilutive effect of in-the-money options.

We reported net income attributable to Eaton Vance Corp. shareholders of $224.2 million, or $1.78 per diluted share, in the first nine months of fiscal 2014 compared to net income attributable to Eaton Vance Corp. shareholders of $136.7 million, or $1.07 per diluted share, in the first nine months of fiscal 2013. We reported adjusted net income attributable to Eaton Vance Corp. shareholders of $226.5 million, or $1.80 adjusted earnings per diluted share, in the first nine months of fiscal 2014 compared to adjusted net income attributable to Eaton Vance Corp. shareholders of $193.0 million, or $1.53 adjusted earnings per diluted share, in the first nine months of fiscal 2013. The change in net income attributable to Eaton Vance Corp. shareholders for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 can be primarily attributed to the following:

•	An increase in revenue of $81.3 million, or 8 percent, primarily due to a 17 percent increase in average assets under management, offset by a decrease in our annualized effective fee rate to 50 basis points from 54 basis points. The decrease in our effective fee rate reflects a change in asset mix, largely due to the Clifton acquisition in December 2012.
•	An increase in expenses of $28.3 million, or 4 percent, reflecting increases in compensation, distribution and service fee expenses, fund-related expenses and other operating expenses offset by reduced amortization of deferred sales commissions.

•	A positive change of $0.4 million in gains (losses) and other investment income, net, primarily due to an increase in investment income recognized on our seed capital investments.
•	A $4.1 million decrease in interest expense, reflecting the retirement of $250 million of our 2017 Senior Notes and the contemporaneous issuance of $325 million of 3.625 percent 2023 Senior Notes in the third quarter of fiscal 2013.
•	The non-recurrence of a $52.9 million loss on extinguishment of debt related to the costs incurred upon retirement of the 2017 Senior Notes referenced above.
•	A $3.8 million improvement in income (expense) of the Company’s consolidated CLO entities, which can be attributed to an increase in gains and other income, net, offset by an increase in interest and other expenses.
•	An increase in income taxes of $39.5 million, reflecting an increase in the Company’s income before taxes offset by a $6.7 million tax adjustment related to the settlement of a state tax audit during the third quarter of fiscal 2013.
•	An increase in equity in net income of affiliates, net of tax, of $3.1 million, reflecting an increase in the Company’s proportionate net interest in earnings of sponsored funds accounted for under the equity method.
•	A decrease in net income attributable to non-controlling and other beneficial interest holders of $9.8 million, primarily reflecting a decrease in the annual adjustment made to the estimated redemption value of non-controlling interests in the Company’s majority-owned subsidiaries and a decrease in net income attributable to non-controlling interest holders in the Company’s consolidated funds.

Revenue

Our overall average effective fee rate (total revenue, excluding other revenue, as a percentage of average assets under management) was 51 basis points and 50 basis points in the third quarter and first nine months of fiscal 2014, respectively, compared to 53 basis points and 54 basis points in the third quarter and first nine months of fiscal 2013, respectively. As noted above, the decrease in our overall average effective fee rate can be primarily attributed to the impact of lower fee implementation services mandates and the corresponding increase in implementation services assets as a result of the acquisition of Clifton.

The following table shows our investment advisory and administrative fees, distribution and underwriter fees, service fees and other revenue for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Investment advisory and administrative fees	$311,756	$293,589	6%	$916,605	$833,791	10%
Distribution and underwriter fees	21,548	22,681	-5%	64,381	67,597	-5%
Service fees	31,977	32,259	-1%	95,097	94,521	1%
Other revenue	2,309	1,832	26%	5,829	4,661	25%

Total revenue	$367,590	$350,361	5%	$1,081,912	$1,000,570	8%

Investment advisory and administrative fees

Investment advisory and administrative fees represented 85 percent of total revenue in the third quarter and first nine months of fiscal 2014, compared to 84 percent and 83 of total revenue in the third quarter and first nine months of fiscal 2013, respectively.

The increase in investment advisory and administrative fees in the third quarter and first nine months of fiscal 2014 from the same periods a year earlier reflects a 10 percent and 17 percent increase in average assets under management, respectively, offset by a decline in our effective fee rates. The decline in our effective investment advisory and administrative fee rate to 43 basis points in the third quarter and first nine months of fiscal 2014 from 44 basis points and 46 basis points in the third quarter and first nine months of fiscal 2013, respectively, can be primarily attributed to the impact of a shift in product mix from higher fee to lower fee mandates. Performance fees totaled $0.9 million in both the third quarter of fiscal 2014 and 2013. Performance fees totaled $2.0 million and $1.0 million in the first nine months of fiscal 2014 and fiscal 2013, respectively.

Distribution and underwriter fees

The following table shows the total distribution payments with respect to our Class A, Class B, Class C, Class N, Class R and private equity funds for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change

Class A	$343	$308	11%	$995	$778	28%
Class B	869	1,256	-31%	2,797	4,210	-34%
Class C	17,113	17,633	-3%	50,831	51,890	-2%
Class N	71	50	42%	212	71	199%
Class R	269	213	26%	754	599	26%
Private funds	954	890	7%	2,898	2,720	7%
Total distribution plan payments	$19,619	$20,350	-4%	$58,487	$60,268	-3%

The decrease in distribution plan payments in the third quarter and first nine months of fiscal 2014 from the same periods a year earlier reflects decreases in average Class B and Class C distribution fees, offset by increases in average Class A, Class N, Class R and private fund distribution fees.

Underwriter fees and other distribution income were $1.9 million in the third quarter of fiscal 2014, a decrease of 17 percent, or $0.4 million, from the third quarter of fiscal 2013, primarily reflecting a decrease of $0.2 million in underwriter fees received on sales of Class A shares and a decrease of $0.2 million in contingent deferred sales charges received on certain Class A share redemptions.

Underwriter fees and other distribution income were $5.9 million in the first nine months of fiscal 2014, a decrease of 20 percent, or $1.4 million, from the same period a year earlier, primarily reflecting a decrease of $1.2 million in underwriter fees received on sales of Class A shares and a decrease of $0.3 million in contingent deferred sales charges received on certain Class A share redemptions.

Service fees

Service fee revenue decreased 1 percent, or $0.3 million, to $32.0 million in the third quarter of fiscal 2014 from the same period a year earlier, primarily reflecting a decrease in average assets under management in funds and classes of funds subject to service fees.

Service fee revenue increased 1 percent, or $0.6 million, to $95.1 million in the first nine months of fiscal 2014 from the same period a year earlier, primarily reflecting an increase in average assets under management in funds and classes of funds subject to service fees.

Other revenue

Other revenue, which consists primarily of sub-transfer agent fees, miscellaneous dealer income, custody fees, Hexavest-related distribution and service revenue, and sublease income, increased by $0.5 million and $1.2 million in the third quarter and first nine months of fiscal 2014, respectively, from the same periods a year earlier, primarily reflecting an increase in Hexavest-related revenue.

Expenses

Operating expenses increased by 2 percent, or $4.9 million, in the third quarter of fiscal 2014 from the same period a year earlier and by 4 percent, or $28.3 million, in the first nine months of fiscal 2014 from the same period a year earlier, reflecting increases in compensation, distribution and service fee expenses and fund-related expenses and other operating expenses, offset by reduced amortization of deferred sales commissions as more fully described below.

The following table shows our operating expenses for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Compensation and related costs:
Cash compensation	$100,567	$101,708	-1%	$304,442	$293,392	4%
Stock-based compensation	17,065	13,671	25%	46,668	40,828	14%
Total compensation and related costs	117,632	115,379	2%	351,110	334,220	5%
Distribution expense	35,591	35,452	0%	105,924	104,645	1%
Service fee expense	29,780	29,013	3%	87,266	86,488	1%
Amortization of deferred sales commissions	4,084	4,983	-18%	13,408	14,518	-8%
Fund-related expenses	9,380	8,230	14%	26,288	23,728	11%
Other expenses	39,945	38,454	4%	117,235	109,371	7%
Total expenses	$236,412	$231,511	2%	$701,231	$672,970	4%

Compensation and related costs

The following table shows our compensation and related costs for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Base salaries and employee benefits	$51,877	$47,730	9%	$153,442	$140,227	9%
Stock-based compensation	17,065	13,671	25%	46,668	40,828	14%
Operating income-based incentives	34,062	36,022	-5%	107,413	99,167	8%
Sales incentives	13,824	17,080	-19%	40,878	50,529	-19%
Other compensation expense	804	876	-8%	2,709	3,469	-22%
Total	$117,632	$115,379	2%	$351,110	$334,220	5%

The increase in base salaries and employee benefits in the third quarter and first nine months of fiscal 2014 reflects an increase in base compensation associated with higher headcount, annual merit increases, and an increase in employee benefits. The increase in stock-based compensation reflects increases in headcount, expenses associated with subsidiary long-term equity plans and retirements in the third quarter of fiscal 2014. The increase in operating-income based incentives year-over-year reflects the increase in pre-bonus adjusted operating income. Sales incentives decreased primarily due to lower compensation-eligible sales. Other compensation expense decreased due to lower sign-on bonuses.

Distribution expense

The following table shows our distribution expense for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Class A share commissions	$997	$1,240	-20%	$3,240	$5,453	-41%
Class C share distribution fees	13,923	13,836	1%	40,535	41,201	-2%
Closed-end fund structuring fees	-	1,688	NM	-	4,401	NM
Closed-end fund dealer compensation payments	4,811	4,515	7%	14,078	13,173	7%
Intermediary marketing support payments	11,781	10,327	14%	35,408	29,458	20%
Discretionary marketing expenses	4,079	3,846	6%	12,663	10,959	16%
Total	$35,591	$35,452	0%	$105,924	$104,645	1%

The decrease in Class A share commissions in the third quarter and first nine months of fiscal 2014 reflects a decrease in Class A fund sales on which we pay a commission. Class C share distribution fees decreased in the first nine months of fiscal 2014 due to lower Class C share assets held more than one year on which these fees are based. The decrease in closed-end fund structuring fees reflects the non-recurrence of closed-end structuring fees paid in the third quarter and first nine months of fiscal 2013. The increase in closed-end fund dealer compensation payments reflects an increase in average assets under management subject to those arrangements. The increase in marketing expenses associated with intermediary marketing support payments to our distribution partners reflects increases in average assets subject to those arrangements. The increase in discretionary marketing expenses primarily reflects an increase in the use of outside agencies.

Service fee expense

Service fee expense increased by 3 percent, or $0.8 million, in the third quarter of fiscal 2014 from the same quarter a year earlier, reflecting an increase in average fund assets retained more than one year in funds and share classes that are subject to service fee payments. Service fee expense increased 1 percent, or $0.8 million, in the first nine months of fiscal 2014 versus the same period a year earlier for the same reason.

Amortization of deferred sales commissions

Amortization expense decreased 18 percent, or $0.9 million, in the third quarter of fiscal 2014 from the same period a year earlier, reflecting decreases in Class B share and Class C share amortization expense. In the third quarter of fiscal 2014, 81 percent of total amortization related to Class C shares, 9 percent to Class B shares and 10 percent to private funds. In the third quarter of fiscal 2013, 79 percent of total amortization related to Class C shares, 16 percent to Class B shares and 5 percent to private funds.

Amortization expense decreased 8 percent, or $1.1 million, in the first nine months of fiscal 2014 compared to the same period a year earlier, reflecting a decrease in average Class B share and private fund amortization expense offset by an increase in Class C share amortization expense.

Fund-related expenses

Fund-related expenses increased 14 percent, or $1.2 million, in the third quarter of fiscal 2014 from the same period a year earlier and 11 percent, or $2.6 million, in the first nine months of fiscal 2014 over the same period a year earlier. The increase in both compared periods primarily reflects an increase in sub-advisory expenses resulting from growth in Company-sponsored funds managed by unaffiliated sub-advisers.

Other expenses

The following table shows our other expense for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Travel	$4,083	$3,871	5%	$12,004	$10,701	12%
Communications	1,315	1,420	-7%	3,928	4,031	-3%
Information technology	17,282	14,774	17%	47,209	40,909	15%
Professional services	2,437	3,096	-21%	9,240	8,738	6%
Facilities-related	9,566	10,106	-5%	28,924	29,744	-3%
Other corporate expense	5,262	5,187	1%	15,930	15,248	4%
Total	$39,945	$38,454	4%	$117,235	$109,371	7%

The increase in travel expense in the third quarter of fiscal 2014 from the third quarter of fiscal 2013 relates to an overall increase in travel. The increase in information technology expense can be attributed to increases in project-related consulting, software licensing and maintenance fees, and market data costs. The decrease in professional services expense can be attributed to decreases in external legal costs and general recruiting costs. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The increase in other corporate expenses reflects an increase in other corporate taxes.

The higher travel expense in the first nine months of fiscal 2014 from the first nine months of fiscal 2013 can be attributed to an increase in travel. The increase in information technology expense can be attributed to increases in project-related consulting, software licensing and maintenance fees, and market data costs. The increase in professional services expense can be attributed to increases in general recruiting costs offset by decreases in external legal costs. The decrease in facilities-related expenses can be primarily attributed to a decrease in depreciation expense. The increase in other corporate expenses reflects an increase in other corporate taxes and the amortization of intangible assets related to the Clifton acquisition.

Non-operating Income (Expense)

The main categories of non-operating income (expense) for the three and nine months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Gains (losses) and other investment income, net	$2,917	$(8,027)	NM	$2,592	$2,223	17%
Interest expense	(7,443)	(9,167)	-19%	(22,247)	(26,309)	-15%
Loss on extinguishment of debt	-	(52,886)	NM	-	(52,886)	NM
Other income (expense) of consolidated CLO entities:
Gains and other investment income, net	1,434	1,704	-16%	15,247	7,881	93%
Interest and other expense	(1,758)	(2,939)	-40%	(13,781)	(10,211)	35%
Total non-operating expense	$(4,850)	$(71,315)	-93%	$(18,189)	$(79,302)	-77%

Gains (losses) and other investment income, net, had positive change of $10.9 million in the third quarter of fiscal 2014 compared to the same period a year earlier, primarily reflecting an increase of $1.9 million in interest earned and a $9.0 million positive change in net investment gains (losses). In the third quarter of fiscal 2014, we recognized $0.1 million of gains related to our seed capital investments and associated hedges, compared to a net loss of $5.8 million in the third quarter of fiscal 2013. In the third quarter of fiscal 2013, we recognized a loss of $3.1 million on a reverse treasury lock entered into in conjunction with the retirement of the 2017 Senior Notes.

Gains (losses) and other investment income, net, increased $0.4 million in the first nine months of fiscal 2014 compared to the same period a year earlier, primarily reflecting an increase of $1.4 million in interest income earned, offset by an increase of $0.9 million in foreign currency losses. In the first nine months of fiscal 2014 we recognized $2.8 million of losses related to our seed capital investments and associated hedges, compared to net gains of $0.4 million in the first nine months of fiscal 2013. In the first nine months of fiscal 2013, we recognized a loss of $3.1 million on a reverse treasury lock entered into in conjunction with the retirement of the 2017 Senior Notes.

Interest expense decreased $1.7 million and $4.1 million in the third quarter and first nine months of fiscal 2014, respectively, reflecting the retirement of $250 million of our 6.5 percent Senior Notes due 2017 and the contemporaneous issuance of $325 million of 3.625 percent Senior Notes due 2023 in the third quarter of fiscal 2013.

Loss on extinguishment of debt of $52.9 million in the three and nine months ended July 31, 2013 consisted of the tender premium associated with the retirement of $250 million of 2017 Senior Notes, acceleration of certain deferred financing costs and discounts tied to the retired portion of the 2017 Senior Notes, and transaction costs associated with the debt retirement.

Net income (loss) of the consolidated CLO entities was -$0.3 million in the three months ended July 31, 2014 and $1.2 million for the nine months ended July 31, 2014. Approximately -$0.9 million and -$2.0 million of consolidated CLO entities’ net income/(losses) was included in net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2014, respectively, which reflects the third-party note holders’ proportionate interests in the net income (loss) of the consolidated CLO entities for the respective periods. Net income attributable to Eaton Vance shareholders included $0.6 million and $3.2 million associated with the consolidated CLO entities for the three and nine months ended July 31, 2014, respectively, which represents management fees earned by the Company offset by the Company’s proportionate interest in the net income (loss) of the consolidated CLO entities for the respective periods.

Income Taxes

Our effective tax rate, calculated as income taxes as a percentage of income before income taxes and equity in net income of affiliates, was 38.7 percent and 38.3 percent in the third quarter and first nine months of fiscal 2014, respectively, compared to 52.9 percent and 40.0 percent in the third quarter and first nine months of fiscal 2013, respectively. Excluding the effect of the consolidated CLO entities’ net income (losses) allocated to other beneficial interest holders, our effective tax rate would have been 38.5 percent and 38.1 percent in the third quarter and first nine months of fiscal 2014, respectively.

During the third quarter of fiscal 2013, we received a settlement offer from one state to resolve all matters relating to the tax authority’s audit of our fiscal years 2004 to 2009 for a lump sum payment of $19.6 million. We accepted the offer and made payment on July 31, 2013. The $19.6 million payment resulted in a net increase to income tax expense of $6.7 million, equal to the amount of payment less previously recorded reserves of $9.3 million and a federal benefit on the increased tax benefit of $3.6 million. Excluding the effect of the consolidated CLO entities’ net income (loss) allocated to other beneficial interest holders and the impact of the one-time tax settlement, our effective tax rate would have been 37.7 percent and 36.5 percent in the third quarter and first nine months of fiscal 2013.

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

Equity in Net Income of Affiliates, Net of Tax

Equity in net income of affiliates, net of tax, for the third quarter of fiscal 2014 primarily reflects our 49 percent equity interest in Hexavest, our seven percent minority equity interest in a private equity partnership managed by a third party and equity interests in certain funds we sponsor or manage. Equity in net income of affiliates, net of tax, increased to $3.8 million and $12.3 million in the third quarter and first nine months of fiscal 2014 from $2.7 million and $9.3 million in the same periods a year earlier.

The following table summarizes the components of equity in net income of affiliates, net of tax, for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Investments in sponsored funds, net of tax	$922	$(33)	NM	$3,712	$2,215	68%
Investment in private equity partnership, net of tax	3	138	-98%	326	357	-9%
Investment in Hexavest, net of tax and amortization	2,915	2,547	14%	8,306	6,697	24%
Total	$3,840	$2,652	45%	$12,344	$9,269	33%

Net Income Attributable to Non-controlling and Other Beneficial Interests

The following table summarizes the components of net income attributable to non-controlling and other beneficial interests for the three and nine months ended July 31, 2014 and 2013:

	Three Months Ended			Nine Months Ended
	July 31,		%	July 31,		%
(in thousands)	2014	2013	Change	2014	2013	Change
Consolidated sponsored funds	$42	$(206)	NM	$259	$3,886	-93%
Majority-owned subsidiaries	4,261	4,007	6%	11,268	11,596	-3%
Non-controlling interest value adjustments(1)	(59)	405	NM	2,330	11,718	-80%
Consolidated CLO entities	(910)	(2,359)	-61%	(2,005)	(5,592)	-64%
Net income attributable to non-controlling and other beneficial interests	$3,334	$1,847	81%	$11,852	$21,608	-45%

(1)	Relates to non-controlling interests redeemable at other than fair value.

Net income attributable to non-controlling and other beneficial interests is not adjusted for taxes due to the underlying tax status of our consolidated subsidiaries, which are treated as partnerships or other pass-through entities for tax purposes.

Changes in Financial Condition, Liquidity and Capital Resources

The assets and liabilities of our consolidated CLO entities do not affect our liquidity or capital resources. The collateral assets of our consolidated CLO entities are held solely to satisfy the obligations of the entities and we have no right to these assets beyond our direct investment in, and management fees generated from, the entities. The note holders of the entities have no recourse to the general credit of the Company. As a result, the assets and liabilities of our consolidated CLO entities are excluded from the discussion of liquidity and capital resources below.

The following table summarizes certain key financial data relating to our liquidity and capital resources on July 31, 2014 and October 31, 2013 and uses of cash for the nine months ended July 31, 2014 and 2013:

Balance Sheet and Cash Flow Data

	July 31,	October 31,
(in thousands)	2014	2013

Balance sheet data:
Assets:
Cash and cash equivalents	$362,017	$461,906
Investment advisory fees and other receivables	171,403	170,220
Total liquid assets	$533,420	$632,126

Investments	$642,475	$536,323

Liabilities:
Debt	$573,616	$573,499

	Nine Months Ended
	July 31,
(in thousands)	2014	2013

Cash flow data:
Operating cash flows	$(3,971)	$(229)
Investing cash flows	158,473	165,207
Financing cash flows	(253,845)	(246,879)

Liquidity and Capital Resources

Liquid assets consist of cash and cash equivalents and investment advisory fees and other receivables. Cash and cash equivalents consist of cash and short-term, highly liquid investments that are readily convertible to cash. Investment advisory fees and other receivables primarily represent receivables due from sponsored funds and separately managed accounts for investment advisory and distribution services provided. Liquid assets represented 32 percent and 38 percent of total assets on July 31, 2014 and October 31, 2013, respectively, excluding those assets identified as assets of the consolidated CLO entities. Not included in the liquid asset amounts are $186.8 million and $20.1 million of highly liquid short-term debt securities with remaining maturities between three and 12 months held as of July 31, 2014 and October 31, 2013, respectively, which are included within Investments on our Consolidated Balance Sheets. Our seed investments in consolidated funds and separate accounts are not treated as liquid assets because they may be longer term in nature.

The $98.7 million decrease in liquid assets in the first nine months of fiscal 2014 primarily reflects net cash used for operating activities of $4.0 million, the payment of $79.9 million of dividends to shareholders, the repurchase of $227.9 million of Non-Voting Common Stock and the payment of $26.9 million to acquire additional interests in Atlanta Capital, offset by net proceeds from sales and purchases of available-for-sale securities of $56.0 million, proceeds from the issuance of Non-Voting Common Stock of $44.0 million and $132.2 million impact of the consolidated CLO entities’ investing and financing activities.

On July 31, 2014, our debt consisted of $250.0 million aggregate principal amount of 2017 Senior Notes and $325.0 million aggregate principal amount of 2023 Senior Notes. We also maintain a $300.0 million unsecured revolving credit facility with several banks that expires on June 4, 2015. The facility provides that we may borrow at LIBOR-based rates of interest that vary depending on the level of usage of the facility and our credit ratings. The agreement contains financial covenants with respect to leverage and interest coverage and requires us to pay an annual commitment fee on any unused portion. We had no borrowings under our revolving credit facility at July 31, 2014 or at any point during the first nine months of fiscal 2014. We were in compliance with all debt covenants as of July 31, 2014.

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

Recoverability of our Investments

Our $642.5 million of investments as of July 31, 2014 consisted of our 49 percent equity interest in Hexavest, positions in Company-sponsored funds and separate accounts entered into for investment and business development purposes, and certain other investments held directly by the Company. Investments in Company-sponsored funds and separate accounts and direct investments by the Company are generally in liquid debt or equity securities and are carried at fair market value. We test our investments, other than equity method investments, for impairment on a quarterly basis. We evaluate our investments in non-consolidated CLO entities and investments classified as available-for-sale for impairment using quantitative factors, including how long the investment has been in a net unrealized loss position, and qualitative factors, including the credit quality of the underlying issuer and our ability and intent to continue holding the investment. If markets deteriorate in the quarters ahead, our assessment of impairment on a quantitative basis may lead us to impair investments in future quarters that were in an unrealized loss position at July 31, 2014.

We test our investments in equity method investees, goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and as facts and circumstances indicate that additional analysis is warranted. There have been no significant changes in financial condition in the first nine months of fiscal 2014 that would indicate that an impairment loss exists at July 31, 2014.

We periodically review our deferred sales commissions and identifiable intangible assets for impairment as events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. There have been no significant changes in financial condition in the first nine months of fiscal 2014 that would indicate that an impairment loss exists at July 31, 2014.

Operating Cash Flows

Cash used for operating activities totaled $4.0 million in the first nine months of fiscal 2014, an increase of $3.8 million from $0.2 million in the first nine months of fiscal 2013. The increase in net cash used for operating activities year-over-year primarily reflects an increase in net cash used in the operating activities of our consolidated CLO entities, partially offset by an increase in deferred taxes, a decrease in the timing differences in the cash settlements of our other assets and liabilities, and a decrease in the net purchase of trading securities. Cash used for operating activities in the nine months ended July 31, 2013 reflects the lump sum payment of $19.6 million to resolve matters relating to a state tax audit.

Investing Cash Flows

Cash provided by investing activities totaled $158.5 million in the first nine months of fiscal 2014 compared to $165.2 million in the first nine months of fiscal 2013. The decrease in cash provided by investing activities year-over-year can be primarily attributed to a decrease of $14.7 million in the net proceeds from sales and purchases of available-for-sale securities and a decrease of $77.3 million in the net proceeds from the sale and maturities of consolidated CLO entity investments, offset by a decrease in cash utilized for acquisitions in the first nine months of fiscal 2014. Payments to the sellers of Clifton and TABS totaled $67.2 million and $14.1 million, respectively, in the first nine months of fiscal 2013.

Financing Cash Flows

Cash used for financing activities totaled $253.8 million in the first nine months of fiscal 2014 compared to $246.9 million in the first nine months of fiscal 2013. In the first nine months of fiscal 2014 we paid $26.9 million to acquire additional interests Atlanta Capital, repurchased and retired a total of 6.0 million shares of our Non-Voting Common Stock for $227.9 million, and issued 3.1 million shares of our Non-Voting Common Stock in connection with the grant of restricted share awards, the exercise of stock options and other employee stock purchases for total proceeds of $44.0 million. As of July 31, 2014, we have authorization to purchase an additional 7.2 million shares under our current share repurchase authorization and anticipate that future repurchases will continue to be an ongoing use of cash. Our dividends per share were $0.66 in the first nine months of fiscal 2014, compared to $1.60 per share in the first nine months of fiscal 2013. Dividends declared per share in the first nine months of fiscal 2013 include a one-time special dividend of $1.00 per share declared and paid in December 2012. We currently expect to declare and pay comparable regular dividends on our Voting and Non-Voting Common Stock on a quarterly basis.

In the first nine months of fiscal 2014, cash used for financing activities also included $405.6 million in principal payments made on senior notes, lines of credit and redeemable preferred shares of consolidated CLO entities, as well as $429.6 million related to the issuance of new senior notes and redeemable preferred shares of those entities.

Contractual Obligations

We have future obligations under various contracts relating to debt, interest payments and operating leases. During the nine months ended July 31, 2014, there were no material changes to our contractual obligations as previously reported in our Annual Report on Form 10-K for the year ended October 31, 2013. During the third quarter of fiscal 2014, we deconsolidated one of our CLO entities, which resulted in a reduction of $314.7 million in the contractual obligations of the Company’s consolidated CLO entities.

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

We have presented all redeemable non-controlling interests at redemption value on our Consolidated Balance Sheets as of July 31, 2014. We have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at fair value as a component of additional paid-in capital and have recorded the current quarter change in the estimated redemption value of non-controlling interests redeemable at other than fair value (non-controlling interests redeemable based on a multiple of earnings before interest and taxes of the subsidiary) as a component of net income attributable to non-controlling and other beneficial interests. Based on our calculations, the estimated redemption value of our non-controlling interests, redeemable at either fair value or other than fair value, totaled $99.9 million on July 31, 2014 compared to $74.9 million on October 31, 2013.

Redeemable non-controlling interests as of July 31, 2014 consist of third-party investors’ ownership in consolidated investment funds of $10.2 million, non-controlling interests in Atlanta Capital redeemable at other than fair value of $13.6 million, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $22.8 million, non-controlling interests in Parametric issued in conjunction with the Parametric Risk Advisors final put redeemable at fair value of $9.9 million, and profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital redeemable at fair value of $29.3 million and $14.1 million, respectively. Redeemable non-controlling interests as of October 31, 2013 consist of third-party investors’ ownership in consolidated investment funds of $4.0 million, non-controlling interests in Parametric Risk Advisors and Atlanta Capital redeemable at other than fair value of $6.1 million and $13.6 million, respectively, non-controlling interests in Parametric issued in conjunction with the Clifton acquisition and redeemable at fair value of $13.9 million, and redeemable profit interests granted under the long-term incentive plans of Parametric and Atlanta Capital of $24.9 million and $12.3 million, respectively.

On November 1, 2013, the non-controlling interest holders of Parametric Risk Advisors entered into a Unit Acquisition Agreement with Parametric to exchange their remaining ownership interests in Parametric Risk Advisors, including the 10 percent interest subject to the fiscal 2013 call, for indirect ownership interests in Parametric. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four-year period beginning in 2018. Indirect capital and profit interests in Parametric issued in connection with the transaction totaled 0.8 percent on July 31, 2014. As a result of this exchange, Parametric became the sole owner of Parametric Risk Advisors effective November 1, 2013.

Indirect profit interests granted to Parametric’s employees under a long-term equity incentive plan of that entity increased to 5.1 percent at July 31, 2014, reflecting a 0.4 percent profit interest granted on November 1, 2013 under the plan. Indirect capital and profit interests in Parametric held by the principals of Clifton totaled 1.9 percent on July 31, 2014, reflecting indirect interests issued in conjunction with the Clifton acquisition on December 31, 2012. The indirect ownership interests issued in this exchange contain put and call features that are exercisable over a four-year period beginning in 2014. Capital and profit interests in Parametric held by us decreased to 97.3 percent and 92.2 percent, respectively, on July 31, 2014, reflecting the transactions described above.

In fiscal 2013, we exercised a call option requiring the non-controlling interest holders of Atlanta Capital to sell a 3.4 percent profit interest and a 0.2 percent capital interest in Atlanta Capital to us for $12.8 million. In addition, the non-controlling interest holders of Atlanta Capital exercised a put option requiring us to purchase an additional 3.8 percent profit interest and a 0.3 percent capital interest in Atlanta Capital for $14.1 million. The purchase price of the call and put options was based on a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2013. Upon the execution of the call and put options, we reduced redeemable non-controlling interests and recorded a liability within other liabilities on our Consolidated Balance Sheets. The transactions settled in December 2013.

Non-controlling interest holders of Atlanta Capital have the right to sell a 3.1 percent profit interest and their remaining 0.1 percent capital interest in Atlanta Capital to us at a multiple of earnings before taxes based on the financial results of Atlanta Capital for the fiscal year ended October 31, 2014 and each year thereafter subject to certain restrictions. We have the right to purchase the remaining non-controlling interest at a multiple of earnings before taxes based on Atlanta Capital’s financial results for the fiscal year ending October 31, 2015 and each year thereafter through October 31, 2017. Neither the exercise of the puts nor the exercise of the calls is contingent upon the non-controlling interest holders of Atlanta Capital remaining employees.

Indirect profit interests in Atlanta Capital held by its employees, including profit interests granted under a long-term equity incentive plan, were 13.8 percent, reflecting the transactions above and a 1.2 percent profit interest granted on November 1, 2013. Capital interests in Atlanta Capital held by us increased to 99.9 percent and profit interests increased to 86.2 percent, respectively, after reflecting the transactions described above.

Foreign Subsidiaries

We consider the undistributed earnings of our Canadian and Australian subsidiaries as of July 31, 2014 to be indefinitely re-invested in foreign operations. Accordingly, no U.S. income taxes have been provided thereon. As of July 31, 2014, we had approximately $17.8 million of undistributed earnings in these subsidiaries that is not available to fund domestic operations or to distribute to shareholders unless repatriated. Repatriation would require us to accrue and pay U.S. corporate income taxes. We do not have a current plan to repatriate these funds.

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

Accounting Developments

Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity, which provides a measurement alternative for an entity that consolidates collateralized financing entities (“CFE”). If elected, the alternative method results in the reporting entity measuring both the financial assets and financial liabilities of the CFE using the more observable of the two fair value measurements, which effectively removes measurement differences between the financial assets and financial liabilities of the CFE previously recorded as net income (loss) attributable to non-controlling and other beneficial interests and as an adjustment to appropriated retained earnings. The reporting entity continues to measure its own beneficial interests in the CFE (other than those that represent compensation for services) at fair value. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2016 and requires either a retrospective or modified retrospective approach to adoption, with early adoption permitted. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance is effective for the Company’s fiscal year that begins on November 1, 2017 and interim periods within that fiscal year and requires either a retrospective or a modified retrospective approach to adoption. The Company is currently evaluating the potential impact on its Consolidated Financial Statements and related disclosures, as well as the available transition methods. Early adoption is prohibited.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our Quantitative and Qualitative Disclosures About Market Risk from those previously reported in our Form 10-K for the year ended October 31, 2013.

Item 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. Disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. Our CEO and CFO participated in this evaluation and concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective.

In the ordinary course of business, we may routinely modify, upgrade and enhance our internal controls and procedures for financial reporting. However, there have been no changes in our internal control over financial reporting as defined by Rule 13a-15(f) under the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding purchases of our Non-Voting Common Stock on a monthly basis during the third quarter of fiscal 2014:

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average price paid per share	(c) Total Number of Shares Purchased of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
May 1, 2014 through May 31, 2014	206,999	$37.29	206,999	5,142,840
June 1, 2014 through June 30, 2014	1,202,582	$37.43	1,202,582	3,940,258
July 1, 2014 through July 31, 2014	1,070,662	$37.22	1,070,662	7,179,624
Total	2,480,243	$37.33	2,480,243	7,179,624

(1)	We announced a share repurchase program on January 15, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan was terminated on July 9, 2014. A total of 4,310,028 shares were repurchased under the plan prior to termination.

We announced a share repurchase program on July 9, 2014, which authorized the repurchase of up to 8,000,000 shares of our Non-Voting Common Stock in the open market and in private transactions in accordance with applicable securities laws. This repurchase plan is not subject to an expiration date.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Eaton Vance Corp. Quarterly Report on Form 10-Q for the quarter ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) related Notes to the Consolidated Financial Statements, tagged in detail (furnished herewith).

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EATON VANCE CORP.
(Registrant)

DATE: September 5, 2014
/s/Laurie G. Hylton
(Signature)
Laurie G. Hylton
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

